Form 10-Q
period 1994-01-31
HOLLY CORP
filed 1994-03-11
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1994

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------
Commission File Number 1-3876

                              HOLLY CORPORATION
(Exact name of registrant as specified in its charter)

          Delaware                                             75-1056913
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

100 Crescent Court, Suite 1600
      Dallas, Texas                                            75201-6927
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (214) 871-3555


- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes X  No
                                                                     ---   ---
8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on March 9, 1994.

                               HOLLY CORPORATION

                                     INDEX



                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         January 31, 1994 (Unaudited) and July 31, 1993                    2

      Consolidated Statement of Income (Unaudited) -
         Three Months and Six Months Ended January 31, 1994 and 1993       3

      Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended January 31, 1994 and 1993                        4

      Notes to Consolidated Financial Statements (Unaudited)               5

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          6


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                              9

   Item 6.  Exhibits and Reports on Form 8-K                               9

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               HOLLY CORPORATION
                          CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                                       Unaudited
                                                                      January 31,           July 31,
                                                                          1994                1993
                                                                       ----------           ---------
                             ASSETS
                             ------
Current assets
   Cash and cash equivalents                                            $  5,540             $  6,631
   Accounts receivable:  Trade                                            29,699               40,412
                         Crude oil                                        40,131               36,455
                                                                        --------             --------
                                                                          69,830               76,867

   Inventories:  Crude oil and refined products                           33,835               32,625
                 Materials and supplies                                    5,539                5,347
                                                                        --------             --------
                                                                          39,374               37,972

   Prepayments and other                                                   8,142                7,082
                                                                        --------             --------
             Total current assets                                        122,886              128,552

Properties, plants and equipment, at cost                                227,372              215,603
Less accumulated depreciation, depletion and amortization                101,888               96,782
                                                                        --------             --------
                                                                         125,484              118,821

Other assets                                                               2,288                2,434
                                                                        --------             --------
                                                                        $250,658             $249,807
                                                                        ========             ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities
   Accounts payable                                                     $ 86,502             $ 86,787
   Accrued liabilities                                                    11,757               16,648
   Current maturities of long-term debt                                    5,608                5,608
   Income taxes payable                                                      963                7,364
                                                                        --------             --------
             Total current liabilities                                   104,830              116,407

Deferred income taxes                                                     13,175               12,474
Long-term debt, less current maturities                                   74,440               74,448
Contingencies

Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                                 -                    -
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                                     87                   87
   Additional capital                                                      6,132                6,132
   Retained earnings                                                      53,383               42,058
                                                                        --------             --------
                                                                          59,602               48,277
   Common stock held in treasury, at cost - 396,768 shares                  (569)                (569)
   Deferred charge - amount due from ESOP                                   (820)              (1,230)
                                                                       ---------             --------
             Total stockholders' equity                                   58,213               46,478
                                                                        --------             --------
                                                                        $250,658             $249,807
                                                                        ========             ========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                                      Unaudited                        Unaudited
                                                                 Three Months Ended                Six Months Ended
                                                                     January 31,                      January 31,
                                                               -------------------------       --------------------------
                                                                  1994           1993             1994            1993
                                                               ----------     ----------       ----------     -----------
Revenues
 Net sales                                                    $ 120,583        $ 149,759        $ 255,910        $ 301,430
 Miscellaneous                                                      106              112              297              351
                                                              ---------        ---------        ---------        ---------
                                                                120,689          149,871          256,207          301,781
Costs and expenses
 Cost of sales                                                  104,793          138,076          217,550          277,451
 General and administrative                                       2,945            2,854            5,879            5,734
 Depreciation, depletion and amortization                         2,623            3,001            5,367            5,721
 Exploration expenses, including dry holes                          884              729            1,910            1,140
 Miscellaneous                                                      105               48              135               73
                                                              ---------        ---------        ---------        ---------
                                                                111,350          144,708          230,841          290,119
                                                               --------         --------         --------         --------
Income from operations                                            9,339            5,163           25,366           11,662
Other
 Interest income                                                     55               35              153               95
 Interest expense                                                (2,260)          (2,368)          (4,550)          (4,718)
                                                              ---------        ---------        ---------        ---------
                                                                 (2,205)          (2,333)          (4,397)          (4,623)
                                                              ---------        ---------        ---------        ---------
Income before income taxes and cumulative effect
 of change in accounting for income taxes                         7,134            2,830           20,969            7,039
Income tax provision
 Current                                                          2,292              463            7,098            1,639
 Deferred                                                           576              315            1,332              792
                                                              ---------        ---------        ---------        ---------
                                                                  2,868              778            8,430            2,431
                                                              ---------        ---------        ---------        ---------
Income before cumulative effect of
  change in accounting principle                                  4,266            2,052           12,539            4,608
Cumulative effect to August 1, 1992
  of change in accounting for income taxes                            -                -                -             (958)
                                                             ----------       ----------       ----------        ---------
Net income                                                    $   4,266        $   2,052        $  12,539        $   3,650
                                                              =========        =========        =========        =========

Income (loss) per common share
 Income before cumulative effect of
  of change in accounting principle                           $     .52        $     .25        $    1.52        $     .56
 Cumulative effect to August 1, 1992
  of change in accounting for income taxes                            -                -                -             (.12)
                                                              ---------        ---------        ---------        ---------
Net income                                                    $     .52        $     .25        $    1.52        $     .44
                                                              =========        =========        =========        =========

Cash dividends paid per share                                 $    .075        $    .075        $     .15        $     .15
Average number of shares of common
 stock outstanding (in thousands)                                 8,254            8,254            8,254            8,254

See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                    Unaudited
                                                                                Six Months Ended
                                                                                   January 31,
                                                                          ----------------------------
                                                                            1994                1993
                                                                          --------            --------
   Cash flows from operating activities
      Net income                                                         $ 12,539             $  3,650
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                         5,367                5,721
           Deferred income taxes                                            1,332                  792
           Dry hole costs and leasehold impairment                            956                  408
           Cumulative effect to August 1, 1992 of
             change in accounting for income taxes                              -                  958
           Changes in other assets and liabilities
             Decrease in accounts receivable                                7,037                5,693
             Increase in inventories                                       (1,402)              (4,469)
             Increase in income taxes receivable                                -               (2,206)
             (Increase) decrease in prepayments and other                  (1,691)               1,005
             Decrease in accounts payable                                    (285)              (6,009)
             Decrease in accrued liabilities                               (4,891)                (111)
             Decrease in income taxes payable                              (6,377)                   -
           Other, net                                                         556                  630
                                                                          -------              -------
           Net cash provided by operating activities                       13,141                6,062

   Cash flows from financing activities
      Increase in notes payable                                                 -                6,100
      Reduction in long-term debt                                              (8)                  (8)
      Cash dividends                                                       (1,238)              (1,238)
                                                                        ---------              -------
           Net cash provided by (used for) financing activities            (1,246)               4,854

   Cash flows from investing activities
      Additions to properties, plants and equipment                       (12,986)              (8,660)
                                                                         --------              -------
         Net cash used for investment activities                          (12,986)              (8,660)
                                                                         --------              -------

   Cash and cash equivalents
      Increase (decrease) for the period                                   (1,091)               2,256
      Beginning of year                                                     6,631                1,389
                                                                          -------              -------
      End of period                                                       $ 5,540              $ 3,645
                                                                          =======              =======

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                            $ 4,416              $ 4,560
      Income taxes                                                        $13,407              $ 2,241

See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1993), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 1994, the consolidated results of operations for the three months and six months ended January 31, 1994 and 1993, and consolidated cash flows for the six months ended January 31, 1994 and 1993.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 1994 are not necessarily indicative of the results to be expected for the full year.

Note B - Contingencies

       In July 1993, the United States Department of Justice ("DOJ"), acting on behalf of the Environmental Protection Agency ("EPA"), filed a complaint in the United States District Court for the District of New Mexico alleging that the Company's subsidiary, Navajo Refining Company, beginning in September 1990 and continuing through the present, had violated and continues to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with certain regulatory standards and civil penalties for the alleged non-compliance.

       As previously disclosed, net income for the 1993 fiscal year included a pre-tax reserve of $2 million in connection with this matter. The Company has been and continues to be involved in settlement discussions with the EPA and the DOJ (collectively, the "plaintiff"). The plaintiff has been presented with and is presently considering a settlement proposal that, if implemented, would resolve a substantial portion of the litigation.

       As has been the case since the outset of this matter, the Company is optimistic that a negotiated resolution will be achieved. Nonetheless, it is not presently determinable whether this matter's ultimate resolution will occur through settlement or litigation. In either case, phased closure of all four ponds in Navajo's wastewater treatment system may be required, with the resulting costs of closure and of developing an alternative means of treating and disposing of the refinery's wastewater.

                               HOLLY CORPORATION





Notes to Consolidated Financial Statements (Continued)

       In this regard, after consultation with counsel and engineering consultants, the Company estimates closure costs for all of the ponds could be between $3.5 and $9 million and development of additional treatment and alternative disposal could cost an additional $2 to $7 million. These estimates do not include the cost of any possible civil penalty, the amount of which cannot be presently ascertained.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Financial Condition

       Cash flows from operations during the six months ended January 31, 1994 were slightly less than capital expenditures and dividends paid, resulting in a net decrease of cash and cash equivalents of $1.1 million. Working capital increased during the six months by $5.9 million to $18.1 million at January 31, 1994. The Company's capital structure continues to improve as long-term debt now represents 57.9% of total capitalization as compared to 63.3% at July 31, 1993. Additionally, the Company had $25 million of borrowing capacity under the Credit Agreement at January 31, 1994, which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligation and to permit the payment of dividends for at least the next few years.

       Net cash provided by operating activities amounted to $13.1 million in the first six months of fiscal 1994, as compared to $6.1 million in the same period of the prior year. The principal reason for the increase in cash provided from operations was the improvement in earnings, which was partially offset by changes in working capital accounts.

       Cash flows used for investing activities were $13.0 million in the first six months of fiscal 1994, as compared to $8.7 million in the same period of the prior year, all of which amounts were for capital expenditures in both periods. Fiscal 1994 capital expenditures are projected to total $24 million, of which expenditures of $13 million are for carry-over projects from the prior year, principally for a diesel desulfurization unit at the Montana refinery and for asphalt tankage in Phoenix, Arizona. The Company has adopted capital budgets totalling $11 million for fiscal 1994, of which $8 million is principally for refinery projects at the New Mexico refinery and the balance of which is for oil and gas exploration. In order to meet the October 1993 lower sulphur content requirements for diesel fuel, diesel desulfurization units were completed at both the Artesia, New Mexico facility in August 1993 and at the Montana refinery in October 1993. While it is not possible to anticipate fully what future regulatory requirements may require, the Company believes that capital expenditures in the near future should be lower than expenditures incurred in the past few years.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Cash flows used for financing activities amounted to $1.2 million in the first six months of fiscal 1994, as compared to cash flows provided by financing activities of $4.9 million in the same period of the prior year. The Company had $10.5 million of borrowings outstanding under its Credit Agreement as of July 31, 1992 and borrowed $6.1 million during the six months ended January 31, 1993, the full balance of which was paid off during the third and fourth quarters of fiscal 1993. The first principal payment of $5.6 million on the Senior Notes is due in June 1994.

       In July 1993, the United States Department of Justice ("DOJ"), acting on behalf of the Environmental Protection Agency ("EPA"), filed a complaint in the United States District Court for the District of New Mexico alleging that the Company's subsidiary, Navajo Refining Company, beginning in September 1990 and continuing through the present, had violated and continues to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with certain regulatory standards and civil penalties for the alleged non-compliance.

       As previously disclosed, net income for the 1993 fiscal year included a pre-tax reserve of $2 million in connection with this matter. The Company has continued previously disclosed settlement discussions with the EPA and the DOJ (collectively, the "plaintiff"). Settlement discussions that appear to be constructive are ongoing.

       While the Company remains optimistic that a negotiated resolution will be achieved, it is not presently determinable whether this matter's ultimate resolution will occur through settlement or litigation. In either case, it is possible that phased closure of all four ponds in Navajo's wastewater treatment system may be required, with the resulting costs of closure and of developing an alternative means of treating and disposing of the refinery's wastewater.

       In this regard, after consultation with counsel and engineering consultants, the Company estimates closure costs for all of the ponds could be between $3.5 and $9 million and development of additional treatment and alternative disposal could cost an additional $2 to $7 million. If these expenses were to be incurred, the cost would likely be borne over a period of several years and would be reflected as an expense or capitalized, as appropriate, for the period for which the cost is properly allocable. These estimates do not include the cost of any possible civil penalty, the amount of which cannot be presently ascertained.

       In December 1993, Diamond Shamrock, Inc., an independent refiner and retailer, announced its intention to build a 400-mile 10-inch pipeline, with initial capacity of 32,000 barrels per day of refined products, from its McKee refinery near Dumas, Texas to El Paso, Texas. Such a pipeline, which Diamond Shamrock has stated it anticipates to complete in the spring of 1995, could substantially increase the supply of product in the Company's markets.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Results of Operations

       Net income for the second quarter ended January 31, 1994 was $4.3 million, as compared to $2.1 million for the second quarter of the prior year. For the six months ended January 31, 1994, net income was $12.5 million, as compared to $4.6 million for the six months in the same period of fiscal 1993 before an accounting charge. The cumulative effect through the 1992 fiscal year of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which amends the accounting for income taxes from the deferral method to the liability method, was to decrease net income by $1.0 million to $3.7 million in the six months ended January 31, 1993.

       The increases in net income in the second quarter and six months ended January 31, 1994, over the comparable periods in the prior year, are due primarily to improved refinery margins, offset partially by the effect of decreases in sales volumes. The increased refinery margins result from crude oil cost decreases in both periods which exceeded declines in product prices. Revenues for both the quarter and six months ended January 31, 1994 decreased, as a result of a decline in product prices which occurred principally in the second quarter, and the planned and phased major maintenance turnaround of Navajo Refining Company's New Mexico facilities. An effect of the turnaround was to decrease sales volumes in the current year by 6% and 7%, from the prior year's second quarter and six month period, respectively. The turnaround, which commenced in early September 1993 and continued in three phases through the end of November 1993, involved repairs and replacements of equipment on many major units, and the shutdown and restart of all units. Costs of $1.5 million for this turnaround in excess of the revised accrual at July 31, 1993, were included as an expense for the current quarter ended January 31, 1994.

       Income tax expense as a percentage of pre-tax income was lower for the prior year's three and six month periods because of the effect of a state tax refund.

                               HOLLY CORPORATION




                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       In July 1993, the United States Department of Justice, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that the Company's subsidiary, Navajo Refining Company, beginning in September 1990 and continuing until the present, had violated and continues to violate the Resource Conservation and Recovery Act
(RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. Navajo has answered the complaint, denying all the allegations of legal liability and asserting affirmative defenses. Discovery is in an early stage. While the Company and Navajo intend to contest the Government's case as necessary and appropriate, the Company is presently engaged in settlement discussions. For additional discussion concerning this matter, please see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:  None.
       (b)    Reports on Form 8-K:  None.

                                   SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HOLLY CORPORATION
                                                  -----------------------------
                                                  (Registrant)



Date:  March 11, 1994                             By /S/Henry A.Teichholz
                                                     --------------------------
                                                    Henry A. Teichholz
                                                    Vice President, Treasurer
                                                     and Controller
                                                    (Duly Authorized Principal
                                                     Financial and Accounting
                                                     Officer)