Form 10-Q
period 1994-04-30
HOLLY CORP
filed 1994-06-14
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 1994

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes X      No___

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on June 9, 1994.

                               HOLLY CORPORATION

                                     INDEX



                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         April 30, 1994 (Unaudited) and July 31, 1993                                              2

      Consolidated Statement of Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 1994 and 1993                                3

      Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended April 30, 1994 and 1993                                                 4

      Notes to Consolidated Financial Statements (Unaudited)                                       5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                    6


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                      9

   Item 6.  Exhibits and Reports on Form 8-K                                                       9


                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                                                           Unaudited
                                                                                           April 30,              July 31,
                                                                                              1994                  1993
                                                                                           ----------            ---------
                               ASSETS
                               ------
Current assets
   Cash and cash equivalents                                                                $ 13,937             $  6,631
   Accounts receivable:  Trade                                                                43,063               40,412
                         Crude oil                                                            35,086               36,455
                                                                                            --------             --------
                                                                                              78,149               76,867
   Inventories:  Crude oil and refined products                                               31,486               32,625
                 Materials and supplies                                                        5,617                5,347
                                                                                            --------             --------
                                                                                              37,103               37,972
   Prepayments and other                                                                       6,749                7,082
                                                                                            --------             --------
             Total current assets                                                            135,938              128,552
Properties, plants and equipment, at cost                                                    232,742              215,603
Less accumulated depreciation, depletion and amortization                                    104,504               96,782
                                                                                            --------             --------
                                                                                             128,238              118,821
Other assets                                                                                   2,214                2,434
                                                                                            --------             --------
                                                                                            $266,390             $249,807
                                                                                            ========             ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities
   Accounts payable                                                                         $ 86,808             $ 86,787
   Accrued liabilities                                                                        15,082               16,648
   Current maturities of long-term debt                                                        5,608                5,608
   Income taxes payable                                                                        4,872                7,364
                                                                                            --------             --------
             Total current liabilities                                                       112,370              116,407
Deferred income taxes                                                                         13,446               12,474
Long-term debt, less current maturities                                                       74,440               74,448
Contingencies

Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                                                     -                    -
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                                                         87                   87
   Additional capital                                                                          6,132                6,132
   Retained earnings                                                                          61,304               42,058
                                                                                            --------             --------
                                                                                              67,523               48,277
   Common stock held in treasury, at cost - 396,768 shares                                      (569)                (569)
   Deferred charge - amount due from ESOP                                                       (820)              (1,230)
                                                                                            --------             --------
             Total stockholders' equity                                                       66,134               46,478
                                                                                            --------             --------
                                                                                            $266,390             $249,807
                                                                                            ========             ========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                                      Unaudited                        Unaudited
                                                                 Three Months Ended                Nine Months Ended
                                                                      April 30,                         April 30,
                                                              --------------------------       --------------------------
                                                                  1994           1993             1994            1993
                                                               ----------     ----------       ----------     -----------
Revenues
 Net sales                                                    $ 143,791        $ 161,446        $ 399,701        $ 462,876
 Miscellaneous                                                      143              249              440              600
                                                              ---------        ---------        ---------        ---------
                                                                143,934          161,695          400,141          463,476
Costs and expenses
 Cost of sales                                                  120,371          144,663          337,921          422,114
 General and administrative                                       3,274            2,933            9,153            8,667
 Depreciation, depletion and amortization                         2,684            3,149            8,051            8,870
 Exploration expenses, including dry holes                          796              771            2,706            1,911
 Miscellaneous                                                       23               43              158              116
                                                              ---------        ---------        ---------        ---------
                                                                127,148          151,559          357,989          441,678
                                                              ---------        ---------        ---------        ---------
Income from operations                                           16,786           10,136           42,152           21,798
Other
 Interest income                                                    101               14              254              109
 Interest expense                                                (2,252)          (2,421)          (6,802)          (7,139)
                                                              ---------        ---------        ---------        ---------
                                                                 (2,151)          (2,407)          (6,548)          (7,030)
                                                              ---------        ---------        ---------        ---------
Income before income taxes and cumulative effect
 of change in accounting for income taxes                        14,635            7,729           35,604           14,768
Income tax provision
 Current                                                          5,318            2,241           12,416            3,880
 Deferred                                                           587              795            1,919            1,587
                                                              ---------        ---------        ---------        ---------
                                                                  5,905            3,036           14,335            5,467
                                                              ---------        ---------        ---------        ---------
Income before cumulative effect of
  change in accounting principle                                  8,730            4,693           21,269            9,301
Cumulative effect to August 1, 1992
  of change in accounting for income taxes                            -                -                -             (958)
                                                              ---------        ---------        ---------        ---------
Net income                                                    $   8,730        $   4,693        $  21,269        $   8,343
                                                              =========        =========        =========        =========

Income (loss) per common share
 Income before cumulative effect of
  of change in accounting principle                           $    1.06        $     .57        $    2.58        $    1.13
 Cumulative effect to August 1, 1992
  of change in accounting for income taxes                            -                -                -             (.12)
                                                              ---------        ---------        ---------        ---------
Net income                                                    $    1.06        $     .57        $    2.58        $    1.01
                                                              =========        =========        =========        =========

Cash dividends paid per share                                 $     .10        $    .075        $     .25        $    .225
Average number of shares of common
 stock outstanding (in thousands)                                 8,254            8,254            8,254            8,254


See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                          Unaudited
                                                                                     Nine Months Ended
                                                                                           April 30,
                                                                                ------------------------------
                                                                                  1994                 1993
                                                                                --------             --------
   Cash flows from operating activities
      Net income                                                               $ 21,269             $  8,343
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                               8,051                8,870
           Deferred income taxes                                                  1,919                1,587
           Dry hole costs and leasehold impairment                                1,037                  705
           Cumulative effect to August 1, 1992 of
             change in accounting for income taxes                                    -                  958
           Changes in other assets and liabilities
             (Increase) decrease in accounts receivable                          (1,282)               4,255
             (Increase) decrease in inventories                                     869               (5,424)
             Decrease in income taxes receivable                                      -                2,115
             (Increase) decrease in prepayments and other                          (614)               1,959
             Increase (decrease) in accounts payable                                 21              (11,298)
             Increase (decrease) in accrued liabilities                          (1,566)               2,411
             Increase (decrease) in income taxes payable                         (2,452)                 641
           Other, net                                                               630                  738
                                                                                -------              -------
           Net cash provided by operating activities                             27,882               15,860

   Cash flows from financing activities
      Decrease in notes payable                                                       -                 (700)
      Reduction in long-term debt                                                    (8)                  (8)
      Cash dividends                                                             (2,063)              (1,857)
                                                                               --------              -------
           Net cash used for financing activities                                (2,071)              (2,565)

   Cash flows from investing activities
      Additions to properties, plants and equipment                             (18,505)             (13,330)
                                                                               --------              -------
         Net cash used for investing activities                                 (18,505)             (13,330)
                                                                               --------              -------

   Cash and cash equivalents
      Increase (decrease) for the period                                          7,306                  (35)
      Beginning of year                                                           6,631                1,389
                                                                                -------              -------
      End of period                                                             $13,937              $ 1,354
                                                                                =======              =======

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                                  $ 4,569              $ 4,904
      Income taxes                                                              $14,752              $ 3,197

See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1993), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 1994, the consolidated results of operations for the three months and nine months ended April 30, 1994 and 1993, and consolidated cash flows for the nine months ended April 30, 1994 and 1993.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 1994 are not necessarily indicative of the results to be expected for the full year.

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

       As previously disclosed, net income for the 1993 fiscal year included a pre-tax reserve of $2 million in connection with this matter. The Company has been and continues to be engaged in what appear to be potentially fruitful settlement negotiations. While the Company continues to be optimistic that a negotiated resolution will be achieved, it remains indeterminable whether this matter's ultimate resolution will occur through settlement or litigation. In either case, phased closure of all four ponds in Navajo's wastewater treatment system may be required, with the resulting costs of closure and of developing an alternative means of treating and disposing of the refinery's wastewater.

                               HOLLY CORPORATION





Notes to Consolidated Financial Statements (Continued)

       In this regard, after consultation with counsel and engineering consultants, the Company estimates that closure costs for all of the ponds could be between $3.5 and $9 million and development of additional treatment and alternative disposal could cost an additional $2 to $12 million. Please see Management's Discussion and Analysis of Financial Condition and Results of Operations below, for further discussion. These estimates do not include the cost of any possible civil penalty, the amount of which cannot be presently ascertained.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Financial Condition

       Cash flows from operations during the nine months ended April 30, 1994 exceeded capital expenditures and dividends paid, resulting in a net increase of cash and cash equivalents of $7.3 million. Working capital increased during the nine months by $11.4 million to $23.6 million at April 30, 1994. The Company's long-term debt now represents 54.8% of total capitalization as compared to 63.3% at July 31, 1993. At April 30, 1994, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligation and to permit the payment of dividends for at least the next few years.

       Net cash provided by operating activities amounted to $27.9 million in the first nine months of fiscal 1994, as compared to $15.9 million in the same period of the prior year. The principal reason for the increase in cash provided from operations was the improvement in earnings.

       Cash flows used for investing activities were $18.5 million in the first nine months of fiscal 1994, as compared to $13.3 million in the same period of the prior year, all of which were for capital expenditures. Fiscal 1994 capital expenditures are projected to total $24 million, of which expenditures of $13 million are for carry-over projects from the prior year, principally for a diesel desulfurization unit at the Montana refinery and for asphalt tankage in Phoenix, Arizona. The Company has adopted capital budgets totalling $11 million for fiscal 1994, of which $8 million is principally for refinery projects at the New Mexico refinery and the balance of which is for oil and gas exploration. In order to meet the October 1993 lower sulphur content standard for diesel fuel, diesel desulfurization units were completed at the Artesia, New Mexico facility in August 1993 and at the Montana refinery in October 1993. While it is not possible to anticipate fully the effects of future regulatory requirements on capital expenditures, the Company believes that capital expenditures in the near future should be lower than expenditures incurred in the past few years.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Cash flows used for financing activities amounted to $2.1 million in the first nine months of fiscal 1994, as compared to $2.6 million in the same period of the prior year. The Company had $10.5 million of borrowings outstanding under its Credit Agreement as of July 31, 1992 of which $.7 million was paid off during the nine months ended April 30, 1993, and the remaining balance was paid off during the fourth quarter of fiscal 1993. The first principal payment of $5.6 million on the Senior Notes is due in June 1994.

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

       As previously disclosed, net income for the 1993 fiscal year included a pre-tax reserve of $2 million in connection with this matter. The Company continues to be involved in pursuit of a negotiated resolution.

       While the Company remains optimistic that such a resolution will be achieved, it is not presently determinable whether this matter's ultimate resolution will occur through settlement or litigation. In either case, it is possible that phased closure of all four ponds in Navajo's wastewater treatment system may be required, with the resulting costs of closure and of developing an alternative means of treating and disposing of the refinery's wastewater.

       Despite extensive analysis, continued consultation with the Company's counsel and consultants and further discussions with the DOJ and the EPA, it remains unclear what may be the ultimate cost of pond closure and development of an alternative wastewater treatment facility. The previously disclosed range for the costs of full pond closure, between $3.5 and $9.0 million, remains the Company's best estimate, although it now appears more likely the cost will approach the lower end of this range. With respect to the alternative treatment system, the low end of the range, $2 million, remains the same, while the upper end of the range, previously $7 million, may be higher, perhaps approaching $12 million. Where within this range the cost may ultimately fall is not presently determinable.

       If these costs were to be incurred, they would likely be borne over a period of several years and would be reflected as an expense or capitalized, as appropriate, for the period for which the cost is properly allocable. These estimates do not include the cost of any possible civil penalty, the amount of which cannot be presently ascertained.

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

       Results of Operations

       Net income for the third quarter ended April 30, 1994 was $8.7 million, as compared to $4.7 million for the third quarter of the prior year. For the nine months ended April 30, 1994, net income was $21.3 million, as compared to $9.3 million for the nine months in the same period of fiscal 1993 before an accounting charge. The cumulative effect through the 1992 fiscal year of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which amends the accounting for income taxes from the deferral method to the liability method, was to decrease net income by $1.0 million, from $9.3 million to $8.3 million for the nine months ended April 30, 1993.

       The increases in net income in the third quarter and the nine months ended April 30, 1994, over the comparable periods in the prior year, are due primarily to improved refinery margins. The increased refinery margins resulted from crude oil cost decreases in both periods which exceeded declines in product prices. Revenues for both the quarter and nine months ended April 30, 1994 decreased, primarily as a result of declines in product price levels. Sales of refined products for the third quarter were at a record level of 73,100 barrels-per-day.

       Since the end of the Company's third quarter, refinery margins have narrowed as crude oil prices have advanced sharply and refined product prices have not kept pace with crude oil costs.

       Income tax expense as a percentage of pre-tax income was lower for the prior year's nine month period because of the effect of a state tax refund.

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

                                                      HOLLY CORPORATION
                                                (Registrant)



Date:  June 13, 1994                            By /S/HENRY A. TEICHHOLZ
                                                  Henry A. Teichholz
                                                  Vice President, Treasurer
                                                    and Controller
                                                  (Duly Authorized Principal
                                                   Financial and Accounting
                                                   Officer)