Form 10-K
period 1994-07-31
HOLLY CORP
filed 1994-10-28
CIK 48039

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                  FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934 (FEE REQUIRED)
                     FOR FISCAL YEAR ENDED JULY 31, 1994
                                      OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - --- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE TRANSITION PERIOD FROM       TO

    COMMISSION FILE NUMBER 1-3876

                              HOLLY CORPORATION
           (Exact name of registrant, as specified in its charter)

               DELAWARE                                 75-1056913
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

          100 CRESCENT COURT
              SUITE 1600
             DALLAS, TEXAS                               75201-6927
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (214) 871-3555

                             --------------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
       -------------------                         ---------------------
  COMMON STOCK, $.01 PAR VALUE                    AMERICAN STOCK EXCHANGE

         Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

                             --------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X   No
            -----    -----

     On October 14, 1994, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $85,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

     8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on October 14, 1994.

                     DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's proxy statement for its annual meeting of stockholders in December 1994, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after July 31, 1994, are incorporated by reference in Part III.

================================================================================

                          Annual Report on Form 10-K
                             of Holly Corporation
                       Fiscal Year Ended July 31, 1994




                                    Part I


Items 1 and 2.  Business and Property

       Holly Corporation and its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, are engaged primarily in the refining of petroleum and petroleum derivatives. Navajo Refining Company, one of the wholly-owned subsidiaries, owns and operates a high-conversion petroleum refinery in Artesia, New Mexico ("Navajo") and, under the terms of a long term Lease Agreement with an affiliate, also operates refining facilities in nearby Lovington, New Mexico. In combination, operation of the refineries allows for total crude oil throughput capacity of 60,000 barrels-per-day ("BPD"). The Company also owns Montana Refining Company, a Partnership ("MRC"), which operates a small petroleum refinery adjoining Great Falls, Montana. The principal markets for the Company's refined petroleum products are in Arizona, New Mexico, west Texas, Northern Mexico and Montana.

       The Company contracts with two independent oil and gas consulting groups to engage in the exploration for and production of oil and gas. The scope of such activity is presently modest relative to the Company's refining activities.

       The Company was incorporated in Delaware in 1947.

Navajo Refining Company

       With the completion of a major expansion in December 1991, the Company's total New Mexico crude oil refining capacity became 60,000 BPD, inclusive of the Lovington operations. At the Artesia and Lovington facilities, Navajo has the ability to process almost all high sulfur ("sour") crude oil and, as a result of the expansion, has increased from 87% to 90% the proportion of throughput that can be converted into higher value products (gasoline, diesel and jet fuels). The expansion has also increased internal high octane capabilities and has augmented overall operating flexibility.

       The following table sets forth certain information about the operations of Navajo during the last five fiscal years:

                                                                        Years ended July 31,
                                                    ----------------------------------------------------------
                                                     1994           1993        1992       1991          1990
                                                    ------         ------      ------     ------        ------
    Refinery production (BPD)(1)  . . . . . . . .   57,400 (2)      58,600      48,900     38,800 (2)    40,000
    Refinery utilization(3)   . . . . . . . . . .     90.1%(2)        92.5%       87.8%      94.2%(2)      98.8%
    Average per barrel
      Net sales   . . . . . . . . . . . . . . . .  $ 22.51         $ 25.39     $ 24.77    $ 29.91       $ 25.59
      Cost of sales   . . . . . . . . . . . . . .  $ 19.96         $ 22.95     $ 23.41    $ 27.36       $ 21.94

- - ----------

 (1) Barrels per calendar day of refined products produced from crude oil and other raw materials.

 (2) Refinery production and utilization rates were reduced as the result of a scheduled four-week turnaround for major maintenance.

 (3)    Crude oil throughput divided by crude unit capacity.

       Navajo's principal refining facility is located on approximately 300 acres of land in Artesia, New Mexico. The facility has crude, fluid catalytic cracking, vacuum distillation, alkylation, hydrodesulfurization, reforming and asphalt units. The Company also maintains approximately 1,500,000 barrels of tankage, other supporting units and office buildings.

       The Artesia refining facilities are operated in conjunction with refining facilities located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal units at Lovington are a 36,000 BPD capacity crude unit and an associated vacuum unit. The Lovington units process crude oil into intermediate products, which are transported through a Company-owned eight- inch pipeline running to the Artesia refinery.

Pipeline Facilities

       The Company's principal crude gathering pipeline systems lead to the Artesia and Lovington refining facilities from various points in southeastern New Mexico. The Company's principal product pipelines are a line from Artesia to El Paso and a line from Artesia to Orla, Texas and then west to El Paso and east to Midland/Odessa (the eastern segment to Midland/Odessa is currently inactive). Products can be shipped by common carrier pipeline from El Paso north to Albuquerque and west to Tucson and Phoenix. The Company owns terminalling facilities in Albuquerque, El Paso and Tucson.

Crude Oil and Feedstock Supplies

       Navajo and Lovington are situated near the Permian Basin in an area with historically abundant crude supplies. The Company purchases crude oil from producers in nearby southeastern New Mexico and west Texas, and on the spot market. Crude oil is gathered both through the Company's pipelines and by its tank trucks. Crude oil acquired in locations distant from the refineries is exchanged for crude oil that is transportable to the refineries. The Company owns crude oil terminalling facilities located in Midland, Texas, which are presently inactive.

       In 1993, the Company reactivated a subsidiary, Navajo Crude Oil Marketing Company, to facilitate the purchase of crude oil from leases in west Texas and New Mexico.

Principal Products and Markets

       Set forth below is certain information regarding the principal products of Navajo:

                                                              Years ended July 31,
                                             -----------------------------------------------------
                                              1994       1993       1992         1991        1990
                                             ------     ------     ------       ------      ------
    Product sales (percent of
      total sales volumes)
      Gasolines   . . . . . . . . . .        57.5%        53.9%       51.2%       47.6%      48.4%
      Jet fuels   . . . . . . . . . .        11.3          9.7        12.8        18.6       20.8
      Diesel fuels  . . . . . . . . .        20.1         24.0        21.3        19.7       18.2
      Asphalt   . . . . . . . . . . .         6.6          8.0         8.6         7.4        6.2
      LPG and other   . . . . . . . .         4.5          4.4         6.1         6.7        6.4
                                             ----         ----        ----        ----       ----
                                              100%         100%        100%        100%       100%
                                             ====         ====        ====        ====       ====


       The principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX (the government-owned energy company of Mexico) and retailers. Navajo's gasoline is marketed in the southwestern United States, including the metropolitan areas of Albuquerque, El Paso, Phoenix and Tucson and in areas in Northern Mexico.

       Diesel fuel is sold to other refiners, wholesalers, independent dealers and railroads.

       Jet fuel is sold primarily for military use. Military jet fuel is sold to the Defense Fuel Supply Center (the "DFSC") of the Defense Logistics Agency under contracts that can vary significantly from year to year. Navajo sold approximately 7,000 BPD of jet fuel to the DFSC in its 1994 fiscal year and has a contract to supply 8,100 BPD to the DFSC for the year ending September 30, 1995.

       Asphalt is sold to contractors and government authorities for highway construction and maintenance. Carbon black oil is sold for further processing and LPGs are sold to petrochemical plants and are used as fuel.

       Light products are shipped by product pipelines or are made available at distant points by exchanges with others. Light products are also available to customers through truck loading facilities at the refineries and at terminals.

       The demand for the Company's gasoline and asphalt products has historically been stronger from March through October than during the rest of the year.

       Approximately $67,000,000 (12%) of the Company's revenues for fiscal 1994, $65,000,000 (10%) of revenues for fiscal 1993 and $67,000,000 (13%) for fiscal 1992 were from the sale of military jet fuel to the United States Government. Approximately $58,000,000 (11%) of the Company's revenues for fiscal 1994 were for the sale of gasoline to an affiliate of PEMEX. In addition to the United States Government and PEMEX, another refiner, which is a purchaser of gasoline and diesel for resale to retail customers, accounted for approximately $43,000,000 (8%) of the Company's revenues in fiscal 1994, $75,000,000 (12%) in fiscal 1993, and $96,000,000 (19%) in fiscal 1992. While a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers could have an adverse effect on the Company, the Company believes that the impact of such a loss on the Company's results of operations should be limited because the Company's sales volume with respect to products whose end-users are retail customers is more dependent on the general retail demand in the Company's primary markets than on sales to any specific customer.

Montana Refinery

       Montana Refining Company, a Partnership ("MRC") owns and operates a petroleum refinery and related crude oil pipeline in Black Eagle, Montana, adjoining Great Falls, Montana. The refinery, which is able to process approximately 7,000 BPD of crude oil and which converts about 77% of its throughput into higher value products (gasoline, diesel and jet fuels), serves regional gasoline, jet fuel, diesel and asphalt customers.

       The recently amended Clean Air Act could require substantial expenditures for the Montana refinery over the next several years (see Regulation below) but, the extent to which such expenditures will be required is not yet clear. Because of the smaller size of the Montana facility, these expenditures could be proportionally larger than similar expenditures anticipated for the Company's refining facilities in New Mexico. MRC completed in December 1993 the installation of a hydrodesulfurizer and related equipment.

Jet Fuel Terminal

       The Company owns and operates a 120,000 barrel capacity jet fuel terminal near Mountain Home, Idaho, which supplies jet fuel to the Mountain Home United States Air Force Base.

Navajo Western Asphalt Company

       Navajo Western Asphalt Company, a wholly-owned subsidiary of the Company, operates an asphalt marketing facility in the Phoenix, Arizona area. The Company is nearing completion of asphalt processing and storage facilities at an approximate cost of $3.5 million which will allow for an expansion of this operation.

Competition

       The manufacture and sale of petroleum products by independent refiners such as the Company is highly competitive. The Company competes with major integrated oil companies as well as independent refiners. Competition in particular geographic markets is affected primarily by the amounts of refined products produced by refineries located in such markets and by the availability of refined products and the cost of transportation to such markets from refineries located outside those markets.

       In the past fiscal year, the Company has become aware of certain matters that could cause an increase in the supply of product in the Company's markets, with the possibility of accompanying adverse pressure on the prices for its products. Diamond Shamrock, Inc., an independent retailer and refiner, has announced its intention to build a 400-mile 10-inch pipeline, with initial capacity of 32,000 barrels per day of refined product, from its refinery near Dumas, Texas to El Paso, Texas. Diamond Shamrock states that it believes construction will be completed by spring of 1995. In addition, Williams Energy Ventures, a unit of Williams Companies, Inc., has announced the possibility of its participation in the construction and operation of a modern, high conversion 50,000 barrels per day refinery near Phoenix, Arizona. While it appears that no definite decision has been made as to whether to proceed with this project, Williams has indicated that, if the refinery is constructed, construction would take approximately 30 months. Although these developments represent the possibility of increasing the supply of product into some or all of the Company's markets, the extent of such volume increase or its impact on the Company's profitability cannot presently be determined.

       In July 1993, the Company entered a settlement agreement with a common carrier pipeline that the Company uses to access its Arizona markets. Under the agreement, the occurrence of defined events will require increases in the capacity of the pipeline. It is anticipated that this settlement lessens, at least in the foreseeable future, the likelihood of future constraints on the movement of the Company's product into these markets. The flow of additional product into El Paso, however, either as a result of the Diamond Shamrock pipeline or otherwise could result in the reappearance of such constraints.

Employees and Labor Relations

       The Company (excluding Montana Refining Company) has 461 employees, 170 of whom are covered by collective bargaining agreements ("covered employees"). Contracts relative to all covered employees were negotiated during 1993. These collective bargaining agreements will expire in 1996.

       Navajo Northern, Inc. and Black Eagle, Inc., the general partners of Montana Refining Company, provide employees for the operations of MRC. Total employment is 70, with 41 of them being covered by a collective bargaining agreement.

Regulation

       Refinery operations are subject to federal, state and local laws regulating the discharge of matter into the environment or otherwise relating to the protection of the environment. Over the years, there have been and continue to be ongoing communications, including notices of violations, and discussions about environmental matters between the Company and federal and state authorities, some of which have resulted in changes of operating procedures and in capital expenditures by the Company. Compliance with applicable environmental laws and regulations will continue to have an impact on the Company's operations and capital requirements. In particular, the final form of the regulations implementing recent amendments to the Clean Air Act could have a substantial impact on the future capital spending requirements of the refining industry as a whole including those of the Company.

       The United States Environmental Protection Agency ("EPA") has promulgated regulations which substantially reduced the allowable sulfur content of diesel fuel for sales starting in October 1993. In fiscal 1994, the Company completed projects which will allow both Navajo and MRC to meet this new standard.

       Effective January 1, 1995, certain cities in the country will be required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. While none of the Company's principal markets presently require RFG, this requirement could be implemented over time. Further, other requirements of the Clean Air Act could cause the Company to be required to expend substantial monies for compliance. The specifics of these requirements and their attendant cost are not presently determinable.

       The Company is and has been the subject of various state and federal environmental proceedings and inquiries. The most significant of these is the enforcement action which has been brought by the Justice Department and which is discussed at length in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 to the Consolidated Financial Statements. In addition to the expenditures that will likely be incurred in connection with a resolution of this matter, current or future environmental regulations inevitably will require other remediation expenditures at the New Mexico and Montana refineries. The extent of any such expenditures cannot be presently determined.

       The Company's operations are also subject to various laws and regulations relating to occupational health and safety. The Company maintains safety, training and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. Moreover, while recently enacted comprehensive health and safety legislation will require substantial expenditures and modifications of procedures, the Company believes it is taking the appropriate steps to ensure compliance.

       Notwithstanding the Company's efforts, following an eight-month series of inspections at MRC, the Occupational Safety and Health Administration recently issued numerous citations alleging a variety of matters of noncompliance. MRC has contested all citations and it cannot presently be determined the extent of any fines for which it will ultimately be responsible.

Insurance

       The Company's operations are subject to normal hazards of refinery operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs are prohibitive.

Item 3.  Legal Proceedings

       In July 1993, the United States Department of Justice, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that the Company's subsidiary, Navajo Refining Company, beginning in September 1990 and continuing until the present, had violated and continues to violate the Resource Conservation and Recovery Act
(RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. Navajo has answered the complaint, denying all the allegations of legal liability and asserting affirmative defenses. Only limited discovery has been conducted. While the Company and Navajo intend to contest the government's case as necessary and appropriate, the parties have been exploring the possiblity of a negotiated resolution since near the onset of this matter. Based on the discussions, thus far, the Company is optimistic an overall settlement may be achieved in the relatively near future. For additional discussion, please see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the Consolidated Financial Statements.

       The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1994 fiscal year.

Executive Officers of Registrant (per instruction 3 to Item 401(b) of Regulation S-K)

       The executive officers of the Company as of October 21, 1994 are as follows:

                                                                                                 Executive
     Name                         Age                    Position                              Officer Since
     ----                         ---                    --------                              -------------
Lamar Norsworthy                  48              Chairman of the Board,                             1971
                                                    President and Chief
                                                    Executive Officer

Jack P. Reid                      58              Executive Vice President,                          1976
                                                    Refining and Director

William J. Gray                   53              Senior Vice President,                             1976
                                                    Marketing and Supply

Matthew P. Clifton                43              Senior Vice President                              1988

David G. Blair                    36              Vice President, Marketing                          1994
                                                    Asphalt and LPG

Christopher L. Cella              37              Vice President and                                 1990
                                                    General Counsel

Karl N. Knapp                     36              Vice President                                     1994

John A. Knorr                     44              Vice President, Crude Oil                          1988
                                                    Supply and Trading

Virgil R. Langford                49              Vice President, Refining                           1989

Mike Mirbagheri                   55              Vice President, International                      1982
                                                    Crude Oil and Refined
                                                    Products

Henry A. Teichholz                51              Vice President, Treasurer                          1984
                                                    and Controller

Gregory A. White                  37              Vice President, Marketing                          1994
                                                    Light Oils

       In addition to the persons listed above, Kathryn Walker, age 44, was appointed Controller of Navajo Refining Company in August 1993; prior thereto she served from November 1985 as Assistant Controller of Navajo.

       All officers of the Company are elected annually to serve until their successors have been elected. Mr. Cella joined the Company in 1990, having previously been associated with the law firm of Gibson, Dunn & Crutcher since 1982. Mr. Clifton previously served as Vice President, Economics, Engineering and Legal Affairs from 1988 to 1991. Mr. Knorr is also President of one of the partners of MRC and serves as the General Manager of MRC. Mr. Langford became Navajo's refinery manager in January 1989 and had held a similar position with MRC since 1985. Mr. Teichholz has occupied the additional offices of Vice President and Treasurer since 1989. Messrs. Blair, Knapp and White were elected to their respective positions in September 1994. Mr. Blair has served as Marketing Manager of Asphalt and LPG of Navajo since 1989 and previously held various marketing and supply positions. Mr. Knapp joined the Company in 1992 and served as Director of Corporate Development from 1992 to 1994. Mr. Knapp was Director of Corporate Planning for Northwest Airlines from 1991 to 1992, and prior to that was associated with the management consulting firm of Monitor Company from 1987 to 1991. Mr. White has served as Marketing Manager of Light Oils of Navajo since 1989 and previously held various marketing and supply positions.

                                    Part II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters


       The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:

                                                                                Total
Fiscal years ended July 31,                 High         Low     Dividends      Volume
- - ---------------------------                 ----         ---     ---------      ------
1993
       First Quarter  . . . . . .          $25         $23         $.075       154,900
       Second Quarter   . . . . .           30 7/8      23 7/8      .075       310,200
       Third Quarter  . . . . . .           29 3/8      25 7/8      .075       331,000
       Fourth Quarter   . . . . .           30 1/2      26 3/8      .075       178,800

1994
       First Quarter  . . . . . .           30          26 5/8      .075       255,800
       Second Quarter   . . . . .           30          25 3/8      .075       269,400
       Third Quarter  . . . . . .           30 1/2      27 1/8      .10        165,200
       Fourth Quarter   . . . . .           33 3/8      28 1/4      .10        275,200


       As of July 31, 1994, the Company had approximately 2,100 stockholders of record.

       On September 23, 1994, the Company's Board of Directors declared a regular quarterly dividend in the amount of $.10 per share payable on October 21, 1994. The Company intends to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent on the future earnings, capital requirements and financial condition of the Company as well as other factors. The Senior Notes and Credit Agreement limit the payment of dividends. See Note 6 to the Consolidated Financial Statements.

Item 6.  Selected Financial Data

($ in thousands, except per share amounts)
Years ended July 31,                                      1994            1993           1992            1991           1990
- - --------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA
   For the year
      Revenues  . . . . . . . . . . . . . . . .         $ 552,320       $ 630,621     $ 506,668       $ 489,333       $ 438,882
      Income before income taxes and
        cumulative effect of
        accounting change . . . . . . . . . . .         $  35,002       $  33,317     $     662       $  18,416       $  37,402
      Income tax provision (benefit)  . . . . .            14,285          13,384        (2,097)          6,682          13,447
                                                        ---------       ---------     ---------       ---------       ---------

      Income before cumulative effect
         of accounting change . . . . . . . . .            20,717          19,933         2,759          11,734          23,955
      Cumulative effect of
         accounting change  . . . . . . . . . .                 -            (958)            -               -               -
                                                        ---------       ---------     ---------       ---------       ---------

      Net income  . . . . . . . . . . . . . . .         $  20,717       $  18,975     $   2,759       $  11,734       $  23,955
                                                        =========       =========     =========       =========       =========

      Income per common share
         Income before cumulative
           effect of accounting
           change   . . . . . . . . . . . . . .         $    2.51       $    2.42     $     .33       $    1.42       $    2.90
         Cumulative effect of
           accounting change  . . . . . . . . .                 -            (.12)            -               -               -
                                                        ---------       ---------     ---------       ---------       ---------

         Net income . . . . . . . . . . . . . .         $    2.51       $    2.30     $     .33       $    1.42       $    2.90
                                                        =========       =========     =========       =========       =========

      Cash dividends per common
         share  . . . . . . . . . . . . . . . .         $     .35       $     .30     $     .45       $     .48       $     .40
      Average number of shares of
         common stock outstanding . . . . . . .         8,254,000       8,254,000     8,254,000       8,254,000       8,254,000
      Net cash provided by
       operating activities . . . . . . . . . .         $  27,684       $  38,737     $     961       $  27,907       $  33,643
   At end of year
      Working capital . . . . . . . . . . . . .         $  18,236       $  12,145     $   5,031       $  18,658       $  11,608
      Total assets  . . . . . . . . . . . . . .         $ 281,814       $ 249,807     $ 245,462       $ 212,095       $ 149,503
      Long-term debt (including
         current portion) . . . . . . . . . . .         $  74,448       $  80,056     $  80,164       $  80,638       $  34,936
      Stockholders' equity  . . . . . . . . . .         $  64,772       $  46,478     $  29,505       $  29,811       $  21,371

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1994 Versus 1993

       Net income for the 1994 fiscal year ended July 31, 1994 was $20.7 million compared to $19.9 million before an accounting change in the prior fiscal year. A charge of $1.0 million relating to a change in the method to account for income taxes reduced net income to $19.0 million in fiscal 1993.

       While refinery margins for the 1994 fiscal year as a whole still improved over the levels of the prior year, the current year's margins were adversely impacted by poor refined product margins experienced by Navajo Refining Company for this year's fourth quarter, as product prices did not increase commensurately with a rise in crude oil costs (in the first quarter of fiscal 1995, Navajo Refining Company's margins improved from the previous quarter's level). Montana Refining Company had a third consecutive record year in fiscal 1994, as its refinery margins were very good for the entire year. Most of the increase in profitability resulting from the Company's higher refinery margins was offset by the effect of a 3% reduction in sales volumes and the net effect of the other items described below. Net sales for the 1994 fiscal year were down 13% as the result of lower prices on product sales and the decrease in volumes. The reduction in sales volume for the year was caused primarily by a planned major maintenance turnaround of Navajo Refining Company's New Mexico facilities which occurred in the first months of fiscal 1994. A charge of $2.9 million was recorded in the fourth quarter of fiscal 1993 to reflect an increase in the estimate for the costs to be incurred in the turnaround, and an additional $1.5 million in excess of the revised accrual at July 31, 1993 was included as an expense with respect to the turnaround in the current year's second quarter. Further reducing income in the current year were other operating expense increases and an increase in exploration expenses, including dry holes.

       Income in the prior year was improved by $4 million relating to the settlement of litigation with a common carrier pipeline and was reduced by a $2 million charge relating to an action by the United States Department of Justice, acting on behalf of the Environmental Protection Agency (EPA). Both of these items are more fully described below.

1993 Versus 1992

       Net income for the year ended July 31, 1993 was $19.9 million before an accounting change compared to $2.8 million in the prior year. The cumulative effect through the 1992 fiscal year of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which amends the accounting for income taxes from the deferral method to the liability method, was to decrease net income by $1.0 million, to $19.0 million for the year ended July 31, 1993. Other than the cumulative effect of the adjustment, the effect of the change on income for the year ended July 31, 1993 was not significant.

       Net income for the year ended July 31, 1993 improved substantially over the prior year due to improved refinery margins and higher sales volumes. Increased sales volumes of 23% and revenues of 24% over the prior year were the result of higher throughputs made possible by the refinery expansion completed in December 1991 and the alleviation of product pipeline distribution constraints in October 1992. Refinery margins and sales volumes for the 1993 fiscal year also may have been favorably affected by a temporary suspension of production during most of the year by a refinery in the Company's principal market area. Additionally contributing to 1993's performance was Montana Refining Company's second consecutive record year. Increases in fiscal 1993 in operating expenses, principally an increase made in the fourth quarter of $2.9 million in the estimate for a planned major maintenance turnaround scheduled for the fall of 1993, in depreciation, depletion and amortization, primarily attributable to the refinery expansion, and in general and administrative expense reduced profitability. Net income in the fourth quarter of the 1993 fiscal year was improved by pre-tax income of $4 million and reduced by a pre-tax charge of $2 million, both of which are described below.

       The year ended July 31, 1993 included income of $4 million relating to a settlement of litigation with a common carrier pipeline company. As part of the settlement, trigger events were established which would require increases in the capacity of the pipeline the Company uses to access the Arizona markets.

       As discussed in detail under Financial Condition below, the $2 million pre-tax charge relates to an enforcement action brought by the United States Department of Justice, acting on behalf of the EPA, which alleges that the Company's subsidiary, Navajo Refining Company, beginning in September 1990 and continuing until the present, violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without required authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance.

       Net income in the fourth quarter of fiscal 1992 was improved by the elimination, as a consequence of the Company's acquisition of the remaining interest in Montana Refining Company, of a $2.6 million liability for deferred taxes that had been reflected on the Company's financial statements.

1992 Versus 1991

       For the fiscal year ended July 31, 1992, net income was $2.8 million, compared to $11.7 million in the prior year. The decrease in net income in the 1992 fiscal year as compared to the 1991 fiscal year was principally the result of poor refining margins, particularly in the second quarter of the 1992 fiscal year. Refinery margins were poor for the industry as a whole, and particularly so for refiners such as the Company which are influenced by West Coast product price movements. The substantial improvement in net income in the fourth quarter of the fiscal year ended July 31, 1992 to $9.6 million, as compared to the $2.6 million in the prior year's comparable period, was primarily due to increased volumes sold. Refinery margins, except for the greatly improved margins at the Montana refinery, were essentially the same in the fourth quarters of fiscal 1991 and 1992. The increase in volumes sold, resulting from the expansion completed near the end of the second quarter of fiscal 1992, could have been even greater but for pipeline constraints which prevented the Company from producing and selling additional product into the Phoenix, Arizona market. An additional important contribution to net income for the fourth quarter was the elimination, as a consequence of the Company's acquisition of the remaining interest in Montana Refining Company, of certain deferred taxes, resulting in a decrease of $2.6 million in the provision for income taxes.

       In addition to generally poor market conditions in the first nine months of the 1992 fiscal year, the Company's margins were also adversely affected in the first six months by the delayed start-up of the New Mexico refinery expansion, which resulted in losses associated with inventory buildup during a period of market declines and unanticipated start-up costs. Interest expense and depreciation in the 1992 fiscal year increased over the prior year due to the expansion; such increase was partially offset by lower oil and gas exploration expenses, including dry holes. Other income (expense) for the 1992 and 1991 fiscal years relates principally to settlements. The 1992 fiscal year included a charge of $.7 million relating to a settlement of a lawsuit with the former limited partner of Montana Refining Company. The amount of $1.5 million in other income in the 1991 fiscal year represents the settlement of a business interruption insurance claim resulting from a mechanical failure at the Company's Artesia, New Mexico refinery in April 1990.

       Revenues for the years ended July 31, 1992 and July 31, 1991 were essentially the same, as the 22% increase in volumes sold in the year ended July 31, 1992 resulting from the completion of the expansion was offset by the higher selling prices of refined products in the prior year. Higher selling prices in the 1991 fiscal year were due in large part to the sharp increases in crude oil costs in the first six months of the 1991 fiscal year, and the concomitant increase in product prices, resulting from the Middle East Crisis.

FINANCIAL CONDITION

       Cash flows from operations during fiscal 1994 were slightly less than capital expenditures, debt payments and dividends paid, resulting in a net decrease of cash and cash equivalents of $3.3 million. Working capital increased during fiscal 1994 by $6.1 million to $18.2 million at July 31, 1994. The Company's long-term debt now represents 53.5% of total capitalization as compared to 63.3% at July 31, 1993. At July 31, 1994, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short-term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for at least the next few years.

       Net cash provided by operating activities amounted to $27.7 million in fiscal 1994, compared to $38.7 million in fiscal 1993 and $1.0 million in fiscal 1992. The primary reason for the differences in cash provided from operations during the three years ended July 31, 1994 was differences in earnings, which were $20.7 million in fiscal 1994, $19.0 million in fiscal 1993 and $2.8 million in fiscal 1992. Additionally, significant amounts of funds were required in both fiscal 1994 and fiscal 1992 to maintain working capital accounts as compared to the 1993 fiscal year.

       Cash flows used for investing activities totalled $65.7 million over the last three years, $22.5 million in 1994, $20.1 million in 1993 and $23.1 million in 1992, principally for capital expenditures. The expenditures in 1992 were primarily for the final phases of the expansion of the Company's New Mexico refining capacity from 40,000 to 60,000 BPD. This expansion included the installation of a new 12,000 BPD continuous catalytic regeneration reformer, the modification of the fluid catalytic cracker, the expansion of the naphtha desulfurizer and the installation of a new sulphur plant and alkylation unit. In fiscal 1993 and 1994, most of the funds expended were for refinery projects including diesel desulfurization units at the Artesia, New Mexico facility and the Montana refinery in order to meet the October 1993 requirements for lower sulphur content in diesel fuel. The New Mexico unit was completed in August 1993 and the Montana unit was completed in December 1993. The Company has adopted capital budgets totalling $17 million for fiscal 1995, of which $13 million is principally for refinery projects and $4 million is for oil and gas exploration. The majority of the oil and gas budget relates to anticipated costs of completion and of production facilities for two offshore properties. While it is inherently difficult to anticipate what future regulatory requirements may necessitate, the Company believes that capital expenditures in the near future should not substantially exceed the level of capital expenditures that has been required in the past few years.

       Cash flows used for financing activities amounted to $8.5 million and $13.4 million in fiscal 1994 and 1993, respectively, as compared to cash flows provided by financing activities of $6.3 million in fiscal 1992. Financing activities over the last three years included the renewal of the Company's Credit Agreement in July 1993 with a group of banks, which provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and $25 million of which may be used for direct borrowings for short-term working capital needs. The Company had $10.5 million of borrowings outstanding under its Credit Agreement as of July 31, 1992, the full amount of which was paid off during fiscal 1993. The Company's first principal payment of $5.6 million on the Senior Notes was made in June 1994.

       See Note 6 to the Consolidated Financial Statements for a summary of the Senior Notes and Credit Agreement.

       While the Company believes it is well positioned to meet present and future competitive pressures, certain recent developments should be noted. In December 1993, Diamond Shamrock, Inc., an independent refiner and retailer, announced its intention to build a 400-mile 10-inch pipeline, with initial capacity of 32,000 BPD of refined products, from its McKee refinery near Dumas, Texas to El Paso, Texas. Such a pipeline, which Diamond Shamrock has stated it anticipates to complete in the spring of 1995, could substantially increase the supply of product in the Company's markets. In addition, Williams Energy Ventures, a unit of the Williams Companies, Inc., has announced the possibility of its involvement in the construction of a sophisticated 50,000 BPD refinery near Phoenix, Arizona. While Williams has made it clear that the project is only tentative, its consummation could cause more product to be present in several of the Company's markets, particularly Tucson and Phoenix, Arizona. Williams has stated that, if the project were undertaken, it would take approximately 30 months to complete construction.

       In July 1993, the United States Department of Justice, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that the Company's subsidiary, Navajo Refining Company, beginning in September 1990 and continuing until the present, had violated and continues to violate the RCRA and implementing regulations of the EPA by treating, storing and of disposing certain hazardous wastes without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance.

       Navajo has answered the complaint, denying all the allegations of legal liability and asserting affirmative defenses. Since near the outset of this matter, the Company and the plaintiff have been pursuing settlement discussions. It now appears that the parties have reached a tentative resolution that would resolve some if not all of the litigation. Under this resolution, the Company would close the existing evaporation ponds of its wastewater management system, at an approximate cost of $1 to $2 million, to be expended over a several year period. A reserve of $2 million was recorded in fiscal 1993, principally to provide for the cost of closing existing ponds. In such event, the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach is utilized, the Company could incur costs of an additional $5 to $10 million over the next several years. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles.

       Assuming the Company consummates the settlement discussed above, the remaining aspect of the litigation would be the civil penalty which the Government seeks. While the amount of any such civil penalty cannot presently be ascertained, based upon the advice of counsel, it is not believed that any such penalty would have a materially adverse impact on the Company's financial position or operations.

Item 8.  Financial Statements and Supplementary Data


       Index to Consolidated Financial Statements

                                                                                           Page
                                                                                         Reference
                                                                                         ---------
              Report of Independent Auditors  . . . . . . . . . . . . . .                   19

              Consolidated Balance Sheet at July 31,
                 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .                 20

              Consolidated Statement of Income for the
                 years ended July 31, 1994, 1993 and 1992 . . . . . . . . .                 21

              Consolidated Statement of Cash Flows for
                 the years ended July 31,
                 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . .                 22

              Consolidated Statement of Stockholders' Equity
                 for the years ended July 31, 1994, 1993
                 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . .                 23

              Notes to Consolidated Financial
                 Statements . . . . . . . . . . . . . . . . . . . . . . . .                24-36

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS




The Board of Directors
  and Stockholders of Holly Corporation


We have audited the accompanying consolidated balance sheet of Holly Corporation at July 31, 1994 and 1993, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended July 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at July 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                     /s/ ERNST & YOUNG LLP


Dallas, Texas
September 20, 1994

                               HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET

($ in thousands, except per share amounts)                                                    July 31,
                                                                                 ----------------------------------
                                                                                   1994                      1993
                                                                                 --------                  --------
ASSETS
Current assets
   Cash and cash equivalents (Note 6) . . . . . . . . . . . . . . .              $  3,297                  $  6,631
   Accounts receivable (Notes 3 and 6)  . . . . . . . . . . . . . .                94,280                    76,867
   Inventories (Notes 4 and 6)  . . . . . . . . . . . . . . . . . .                43,995                    37,972
   Income taxes receivable  . . . . . . . . . . . . . . . . . . . .                   697                         -
   Prepayments and other  . . . . . . . . . . . . . . . . . . . . .                 9,340                     7,082
                                                                                 --------                  --------

      Total current assets  . . . . . . . . . . . . . . . . . . . .               151,609                   128,552

Properties, plants and equipment, net (Note 5)  . . . . . . . . . .               128,962                   118,821

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,243                     2,434
                                                                                 --------                  --------
                                                                                 $281,814                  $249,807
                                                                                 ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .              $112,084                  $ 86,787
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .                14,945                    16,648
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                   736                     7,364
   Current maturities of long-term debt (Note 6)  . . . . . . . . .                 5,608                     5,608
                                                                                 --------                  --------

      Total current liabilities . . . . . . . . . . . . . . . . . .               133,373                   116,407

Deferred income taxes (Note 7)  . . . . . . . . . . . . . . . . . .                14,829                    12,474

Long-term debt, less current maturities (Note 6)  . . . . . . . . .                68,840                    74,448

Contingencies (Notes 10 and 12)

Stockholders' equity (Notes 6, 8 and 9)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued . . . . . . . . . . . . . . . .                     -                         -
   Common stock, $.01 par value - 20,000,000 shares
     authorized; 8,650,282 shares issued  . . . . . . . . . . . . .                    87                        87
   Additional capital . . . . . . . . . . . . . . . . . . . . . . .                 6,132                     6,132
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .                59,942                    42,058
                                                                                 --------                  --------
                                                                                   66,161                    48,277

   Common stock held in treasury, at cost -
     396,768 shares . . . . . . . . . . . . . . . . . . . . . . . .                  (569)                     (569)
   Deferred charge - amount due from ESOP . . . . . . . . . . . . .                  (820)                   (1,230)
                                                                                 --------                  --------

         Total stockholders' equity . . . . . . . . . . . . . . . .                64,772                    46,478
                                                                                 --------                  --------
                                                                                 $281,814                  $249,807
                                                                                 ========                  ========

See accompanying notes.

                               HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

($ in thousands, except per share amounts)                                                 Years ended July 31,
                                                                               -----------------------------------------------
                                                                                 1994               1993                1992
                                                                               --------           --------            --------
REVENUES
   Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . .              $550,903            $629,884            $506,185
   Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . .                 1,417                 737                 483
                                                                               --------            --------            --------
                                                                                552,320             630,621             506,668
COSTS AND EXPENSES
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . .               480,916             565,638             474,151
   General and administrative . . . . . . . . . . . . . . . . . .                12,369              11,951               9,263
   Depreciation, depletion and amortization . . . . . . . . . . .                10,871              11,344              10,085
   Exploration expenses, including dry holes  . . . . . . . . . .                 4,441               2,867               2,005
   Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . .                   183                 150                 148
                                                                               --------            --------            --------
                                                                                508,780             591,950             495,652
                                                                               --------            --------            --------
Income from operations  . . . . . . . . . . . . . . . . . . . . .                43,540              38,671              11,016

OTHER INCOME (EXPENSE)
   Interest income  . . . . . . . . . . . . . . . . . . . . . . .                   447                 169                 432
   Interest expense (Note 6)  . . . . . . . . . . . . . . . . . .                (8,985)             (9,523)            (10,086)
   Other (Note 11)  . . . . . . . . . . . . . . . . . . . . . . .                     -               4,000                (700)
                                                                               --------            --------            --------
                                                                                 (8,538)             (5,354)            (10,354)
                                                                               --------            --------            --------
Income before income taxes and cumulative effect
 of change in accounting for income taxes . . . . . . . . . . . .                35,002              33,317                 662

Income tax provision (benefit) (Notes 2, 7 and 10)
   Current  . . . . . . . . . . . . . . . . . . . . . . . . . . .                11,785              12,647                (966)
   Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,500                 737              (1,131)
                                                                               --------            --------            --------
                                                                                 14,285              13,384              (2,097)
                                                                               --------            --------            --------
Income before cumulative effect of change in
  accounting principle  . . . . . . . . . . . . . . . . . . . . .                20,717              19,933               2,759
Cumulative effect to August 1, 1992 of change in
  accounting for income taxes (Note 2)  . . . . . . . . . . . . .                     -                (958)                  -
                                                                               --------            --------            --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 20,717            $ 18,975            $  2,759
                                                                               ========            ========            ========

Income per common share
 Income before cumulative effect of change in
   accounting principle . . . . . . . . . . . . . . . . . . . . .              $   2.51            $   2.42            $    .33
 Cumulative effect to August 1, 1992 of change
   in accounting for income taxes . . . . . . . . . . . . . . . .                     -                (.12)                  -
                                                                               --------            --------            --------

 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .              $   2.51            $   2.30            $    .33
                                                                               ========            ========            ========

Cash dividends paid per share . . . . . . . . . . . . . . . . . .              $    .35            $    .30            $    .45
                                                                               ========            ========            ========

Average number of shares of common
   stock outstanding (in thousands) . . . . . . . . . . . . . . .                 8,254               8,254               8,254
                                                                               ========            ========            ========

See accompanying notes.

                               HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

($ in thousands)                                                                   Years ended July 31,
                                                                            ----------------------------------
                                                                              1994          1993        1992
                                                                            --------      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 20,717      $ 18,975    $  2,759
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization . . . . . . . . . . .         10,871        11,344      10,085
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . .          2,500           737      (1,131)
       Dry hole costs and leasehold impairment  . . . . . . . . . . .          1,509         1,175         369
       Cumulative effect to August 1, 1992 of change in
         accounting for income taxes  . . . . . . . . . . . . . . . .              -           958           -
       Changes in operating assets and liabilities
         (Increase) decrease in accounts receivable . . . . . . . . .        (17,413)       12,222     (27,388)
         Increase in inventories  . . . . . . . . . . . . . . . . . .         (6,023)       (2,365)     (5,984)
         (Increase) decrease in income taxes receivable . . . . . . .           (697)        2,115      (1,876)
         Increase in prepayments and other  . . . . . . . . . . . . .         (2,403)         (197)     (1,581)
         Increase (decrease) in accounts payable  . . . . . . . . . .         25,297       (19,964)     26,005
         Increase (decrease) in accrued liabilities . . . . . . . . .         (1,703)        6,419         858
         Increase (decrease) in income taxes payable  . . . . . . . .         (6,572)        7,427      (1,970)
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .          1,601          (109)        815
                                                                            --------      --------    --------
           Net cash provided by operating activities  . . . . . . . .         27,684        38,737         961

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in notes payable . . . . . . . . . . . . . . .              -       (10,500)     10,500
   Reduction of long-term debt  . . . . . . . . . . . . . . . . . . .         (5,608)         (108)       (474)
   Issuance costs of debt . . . . . . . . . . . . . . . . . . . . . .              -          (291)          -
   Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,889)       (2,476)     (3,714)
                                                                            --------      --------    --------
           Net cash provided by (used for) financing
             activities . . . . . . . . . . . . . . . . . . . . . . .         (8,497)      (13,375)      6,312

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment  . . . . . . . . . .        (22,521)      (20,120)    (22,317)
   Additional cost of partnership . . . . . . . . . . . . . . . . . .              -             -        (739)
                                                                            --------      --------    --------
           Net cash used for investing activities . . . . . . . . . .        (22,521)      (20,120)    (23,056)
                                                                            --------      --------    --------

CASH AND CASH EQUIVALENTS
   Increase (decrease) for the year . . . . . . . . . . . . . . . . .         (3,334)        5,242     (15,783)
   Beginning of year  . . . . . . . . . . . . . . . . . . . . . . . .          6,631         1,389      17,172
                                                                            --------      --------    --------
   End of year  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  3,297      $  6,631    $  1,389
                                                                            ========      ========    ========

See accompanying notes.

                               HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands)

                                                                                                                Amount      Total
                                                                                                                  due       stock-
                                                           Common     Additional     Retained      Treasury      from       holders'
                                                            stock      capital       earnings       stock        ESOP       equity
                                                           ------     ----------    -----------    --------     ------      --------
BALANCE AT JULY 31, 1991  . . . . . . . . . . . .         $   87        $6,132         $26,212        $(569)    $(2,051)    $29,811

Net income  . . . . . . . . . . . . . . . . . . .              -             -           2,759            -           -       2,759
Dividends paid  . . . . . . . . . . . . . . . . .              -             -          (3,714)           -           -      (3,714)
Reduction in amount due from ESOP . . . . . . . .              -             -               -            -         410         410
Tax benefit of dividends paid to ESOP . . . . . .              -             -             239            -           -         239
                                                          ------        ------         -------       ------     -------     -------

BALANCE AT JULY 31, 1992  . . . . . . . . . . . .             87         6,132          25,496         (569)     (1,641)     29,505

Net income  . . . . . . . . . . . . . . . . . .                -             -          18,975            -           -      18,975
Dividends paid  . . . . . . . . . . . . . . . . .              -             -          (2,476)           -           -      (2,476)
Reduction in amount due from ESOP . . . . . . . .              -             -               -            -         411         411
Tax benefit of dividends paid to ESOP
  on unallocated shares . . . . . . . . . . . . .              -             -              63            -           -          63
                                                          ------        ------         -------       ------     -------     -------

BALANCE AT JULY 31, 1993  . . . . . . . . . . . .             87         6,132          42,058         (569)     (1,230)     46,478

Net income  . . . . . . . . . . . . . . . . . . .              -             -          20,717            -           -      20,717
Dividends paid  . . . . . . . . . . . . . . . . .              -             -          (2,889)           -           -      (2,889)
Reduction in amount due from ESOP . . . . . . . .              -             -               -            -         410         410
Tax benefit of dividends paid to
  ESOP on unallocated shares  . . . . . . . . . .              -             -              56            -           -          56
                                                          ------        ------         -------       ------     -------     -------

BALANCE AT JULY 31, 1994  . . . . . . . . . . . .         $   87        $6,132         $59,942       $ (569)    $  (820)    $64,772
                                                          ======        ======         =======       ======     =======     =======


See accompanying notes.

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The Company is principally engaged in the refining of petroleum products. Although the Company is also engaged in certain oil and gas exploration and production activities, such activities do not represent a significant segment of the Company's assets or operations.

       The consolidated financial statements include the accounts of the Company, its subsidiaries and Montana Refining Company, a Partnership (MRC).

CASH EQUIVALENTS

       For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

       Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method for crude oil and refined products and the average cost method for materials and supplies, or market.

REVENUE RECOGNITION

       Sales and related cost of sales are recognized when products are shipped to customers and title passes. Sales are reported exclusive of excise taxes.

DEPRECIATION

        Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 10 to 30 years for refining and pipeline facilities and 3 to 10 years for corporate and other assets.

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992

OIL AND GAS EXPLORATION AND DEVELOPMENT

       The Company accounts for the acquisition, exploration, development and production costs of its oil and gas activities using the successful efforts method of accounting. Lease acquisition costs are capitalized; undeveloped leases are written down when determined to be impaired and written off upon expiration or surrender. Geological and geophysical costs and delay rentals are expensed as incurred. Exploratory well costs are initially capitalized, but if the effort is unsuccessful, the costs are charged against earnings. Development costs, whether or not successful, are capitalized. Productive properties are stated at the lower of amortized cost or estimated realizable value of underlying proved oil and gas reserves. Depreciation, depletion and amortization of such properties is computed by the unit-of-production method.

EARNINGS PER SHARE

       Earnings per share amounts are based upon the weighted average number of common shares outstanding during each period.

FUTURES CONTRACTS

       The Company enters into futures contracts to hedge a portion of the price risk associated with crude oil and refined products. Gains or losses on contracts are recognized when the related inventory is sold or the hedged transaction is consummated.


2.     ACCOUNTING CHANGE

       Effective August 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which amends the accounting for income taxes from the deferral method to the liability method. Under the liability method, deferred taxes are stated at the income tax rates currently in effect or scheduled to be implemented rather than at the tax rate in effect when the taxes were provided. The cumulative effect of this accounting change through the 1992 fiscal year was a $958,000 increase in the Company's deferred tax liability at August 1, 1992. This additional income tax expense was reflected as a reduction of $958,000 in net income in the first quarter of the 1993 fiscal year or $.12 per share. Excluding the provision for the cumulative effect upon adoption of the new standard, the effect of the change on net income was not material.

3.     ACCOUNTS RECEIVABLE

($ in thousands)                                                1994                  1993
                                                              --------              --------
Product . . . . . . . . . . . . . . . . .                     $ 45,259              $ 40,412
Crude oil resales . . . . . . . . . . . .                       49,021                36,455
                                                              --------              --------
                                                              $ 94,280              $ 76,867
                                                              ========              ========

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992


       Crude oil resales accounts receivable principally represent the sell side of reciprocal crude oil buy/sell exchange arrangements involved in supplying crude oil to the refineries, with an approximate like amount reflected in accounts payable. The net differential of these crude oil buy/sell exchanges is reflected in cost of sales. The exchange differentials result principally from crude oil type and location differences.

       Credit losses are provided for in the financial statements and consistently have been minimal.

4.     INVENTORIES

($ in thousands)                                              1994             1993
                                                            --------         --------
Crude oil and refined products  . . . . . .                 $ 37,949         $ 32,625
Materials and supplies  . . . . . . . . . .                    6,046            5,347
                                                            --------         --------
                                                            $ 43,995         $ 37,972
                                                            ========         ========

       The excess of current cost over the LIFO value of inventory was $12,228,000 and $5,990,000 at July 31, 1994 and 1993, respectively.

5.     PROPERTIES, PLANTS AND EQUIPMENT

($ in thousands)                                                1994              1993
                                                              --------          --------
Properties, plants and equipment, at cost
   Refining and pipeline facilities . . . . . . . .           $224,540          $207,935
   Oil and gas exploration
     and development  . . . . . . . . . . . . . . .             10,607             6,651
   Corporate and other  . . . . . . . . . . . . . .              1,038             1,017
                                                              --------          --------

                                                               236,185           215,603
Accumulated depreciation, depletion and
   amortization . . . . . . . . . . . . . . . . . .            107,223            96,782
                                                              --------          --------

                                                              $128,962          $118,821
                                                              ========          ========


       Refining and pipeline facilities at July 31, 1994 and 1993 include $4,452,000 and $12,002,000, respectively, of construction in progress which was not being depreciated at those dates, pending completion of the construction projects.

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992

6.     DEBT

($ in thousands)                                               1994           1993
                                                             --------       --------
Senior Notes  . . . . . . . . . . . . . . . . . .            $ 74,400       $ 80,000
Other . . . . . . . . . . . . . . . . . . . . . .                  48             56
                                                             --------       --------
                                                               74,448         80,056
Less current maturities of long-
   term debt  . . . . . . . . . . . . . . . . . .               5,608          5,608
                                                             --------       --------
                                                             $ 68,840       $ 74,448
                                                             ========       ========

SENIOR NOTES

       In June 1991, the Company sold $80 million of Senior Notes to a group of insurance companies. The Senior Notes were issued in two Series and are unsecured. The Series A Notes are in the principal amount of $28 million, have a 7-year life, require equal annual principal payments of $5,600,000 beginning June 15, 1994 and bear interest at 9.72%. The Series B Notes are in the principal amount of $52 million, have a 10-year life, require equal annual principal payments of $8,667,000 beginning June 15, 1996 and bear interest at 10.16%. The note agreement imposes certain restrictive covenants, including limitations on liens, additional indebtedness, sale of assets, investments, business combinations and dividends, which limitations collectively are less restrictive than the terms of the bank Credit Agreement.

CREDIT AGREEMENT

       In July 1993, the Company and certain of its subsidiaries entered into a new two-year bank Credit Agreement (Credit Agreement), which provides a $100 million facility for letters of credit or for direct borrowings of up to $25 million, with such borrowings being subject to an annual 20-day cleanup period. Interest on borrowings is based upon, at the Company's option, (i) the agent bank's prime rate plus 1/2% per annum; (ii) various Eurodollar related rates; and (iii) various certificate of deposit related rates. A fee of 1% per annum is payable quarterly on the outstanding balance of all letters of credit, and a commitment fee of 3/8 of 1% per annum is payable on the unused portion of the facility. The borrowing base for the facility consists of cash, cash equivalents, accounts receivable and inventory, all of which secure the facility. The Credit Agreement imposes certain restrictions, including: (i) a prohibition of other indebtedness in excess of $3 million with exceptions for, among other things, indebtedness under the Company's Senior Notes and certain nonrecourse debt; (ii) maintenance of certain levels of net worth, working capital and interest coverage; (iii) limitations on investments and dividends; and (iv) a prohibition of incursions on controlling ownership, material changes in senior management and business combinations with unaffiliated entities.

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992

       At July 31, 1994, the Company had outstanding letters of credit totalling $51,376,000 and no borrowings. The unused commitment under the Credit Agreement at July 31, 1994 was $48,624,000, of which up to $25,000,000 may be used for additional direct borrowings.

       The average and maximum amounts outstanding and the effective average interest rate for borrowings under the Company's current and prior credit agreements were as follows:

($ in thousands)                                           1994               1993           1992
                                                           ----               ----           ----
Average amount outstanding  . . . . . . . .              $    39             $ 3,565        $ 7,558
Maximum balance . . . . . . . . . . . . . .              $ 1,900             $22,330        $23,100
Effective average interest rate . . . . . .                  6.6%                6.6%           7.7%

      The Senior Notes and Credit Agreement restrict investments and distributions, including dividends, to an amount in the aggregate not to exceed 75% of cumulative consolidated net income (as defined). Under the most restrictive of these covenants, at July 31, 1994 approximately $20.7 million was available for the payment of dividends.

      Maturities of long-term debt for the next five fiscal years are as follows: 1995 -- $5,608,000; 1996 -- $14,275,000; 1997 -- $14,275,000; 1998 --
$14,275,000 and 1999 -- $8,675,000.

      The Company made interest payments of $8,744,000 in 1994, $9,058,000 in 1993 and $9,361,000 in 1992.

      Based on the borrowing rates that the Company believes would be available for replacement loans with similar terms and maturities of the debt of the Company now outstanding, the fair value of long-term debt including current maturities would be $79.3 million at July 31, 1994.

7.    INCOME TAXES

      Effective August 1, 1992, the Company adopted SFAS No. 109 to account for income taxes (see Note 2).

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992

      The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

($ in thousands)                                     1994        1993          1992
                                                   -------     --------      --------
Tax computed at                                                        (1)
  statutory rate  . . . . . . . . . .              $12,251      $11,521       $   225
State income taxes, net of federal
  tax benefit . . . . . . . . . . . .                1,888        1,744            35
Adjustment of deferred tax
  provision relating to MRC
  (see Note 10) . . . . . . . . . . .                    -            -        (2,579)
Other . . . . . . . . . . . . . . . .                  146          119           222
                                                   -------      -------       -------

                                                   $14,285      $13,384       $(2,097)
                                                   =======      =======       =======

(1) Blended rate, as federal income tax rate changed effective January 1, 1993.

     Additionally, a tax benefit of $56,000, $63,000 and $239,000 for dividends paid in fiscal 1994, 1993 and 1992, respectively, to the Company's Employee Stock Ownership Plan was directly credited to retained earnings.

     Operations of the corporation that was the sole limited partner of MRC prior to the acquisition of such corporation by the Company (see Note 10) resulted in unused net operating loss carryforwards of approximately $7,000,000, which are expected to be available to the Company to a limited extent each year through 2006 based on the income of such corporation. As of July 31, 1994, approximately $6,000,000 of these net operating loss carryforwards remain available to offset future income. For financial reporting purposes, any benefit of these net operating loss carryforwards is being offset against any contingent future payments relating to the acquisition of such corporation.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992

     The Company's deferred income tax assets and liabilities as of July 31, 1994 and 1993 are as follows:

     ($ in thousands)
                                                                        1994
                                                                      --------

                                                      Assets         Liabilities            Total
                                                      ------         -----------           -------
     Deferred taxes
       Nondeductible employee benefits  . . . .      $1,376            $      -            $  1,376
       Provision for future maintenance   . . .       1,353                   -               1,353
       Prepayments and other  . . . . . . . . .       1,339              (1,747)               (408)
                                                     ------            --------            --------
     Total current  . . . . . . . . . . . . . .       4,068              (1,747)              2,321
       Properties, plants and equipment
        (primarily tax in excess of
        book depreciation)  . . . . . . . . . .           -             (16,038)            (16,038)
       Intangible drilling costs  . . . . . . .           -                (704)               (704)
       Nondeductible oil and gas costs  . . . .       1,813                   -               1,813
       Other  . . . . . . . . . . . . . . . . .         152                 (52)                100
                                                     ------            --------            --------
     Total noncurrent   . . . . . . . . . . . .       1,965             (16,794)            (14,829)
                                                     ------            --------            --------
                                                      6,033             (18,541)            (12,508)

     Valuation allowance  . . . . . . . . . . .           -                   -                   -
                                                     ------            --------            --------
     Total  . . . . . . . . . . . . . . . . . .      $6,033            $(18,541)           $(12,508)
                                                     ======            ========            ========



     ($ in thousands)
                                                                        1993
                                                                      --------

                                                     Assets          Liabilities            Total
                                                     ------          -----------           -------
     Deferred taxes
       Nondeductible employee benefits  . . . .      $1,107            $      -            $  1,107
       Provision for future maintenance   . . .       2,477                   -               2,477
       Prepayments and other  . . . . . . . . .         521              (1,639)             (1,118)
                                                     ------            --------            --------
     Total current  . . . . . . . . . . . . . .       4,105              (1,639)              2,466
       Properties, plants and equipment
        (primarily tax in excess of
        book depreciation)  . . . . . . . . . .           -             (13,423)            (13,423)
       Intangible drilling costs  . . . . . . .           -                (375)               (375)
       Nondeductible oil and gas costs  . . . .       1,173                   -               1,173
       Other  . . . . . . . . . . . . . . . . .         151                   -                 151
                                                     ------            --------            --------
     Total noncurrent   . . . . . . . . . . . .       1,324             (13,798)            (12,474)
                                                     ------            --------            --------
                                                      5,429             (15,437)            (10,008)
     Valuation allowance  . . . . . . . . . . .           -                   -                   -
                                                     ------            --------            --------
     Total  . . . . . . . . . . . . . . . . . .      $5,429            $(15,437)           $(10,008)
                                                     ======            ========            ========

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992

     The deferred income tax benefits for the 1992 fiscal year (prior to the adoption of SFAS No. 109) are as follows:

($ in thousands)                                                    1992
                                                                   -------
Excess tax (book) depreciation  . . . . . . . . . . .              $ 1,361
Provision for future maintenance  . . . . . . . . . .                 (423)
Adjustment of prior years'deferred tax
  provision relating to MRC (see Note 10) . . . . . .               (1,483)
Other . . . . . . . . . . . . . . . . . . . . . . . .                 (586)
                                                                   -------
                                                                   $(1,131)
                                                                   =======

       The Company made income tax payments of $18,893,000 in 1994, $5,138,000 in 1993 and $2,503,000 in 1992.

       The Company's federal income tax returns have been examined by the Internal Revenue Service through 1990.

8.     STOCKHOLDERS' EQUITY

STOCK OPTIONS

       At July 31, 1994 and 1993, no stock options were outstanding and 751,500 shares of common stock were reserved for issuance under the Company's stock option plan.

9.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

       The Company has non-contributory defined benefit retirement plans that cover substantially all employees. The Company's policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee's years of service and compensation.

       Pension expense includes the following components:

($ in thousands)                                      1994            1993              1992
                                                    --------        --------          --------
Service cost - benefits earned
  during the year . . . . . . . . . . . .           $ 1,014         $ 1,124           $   908
Interest cost on projected benefit
  obligations . . . . . . . . . . . . . .             1,603           1,711             1,557
Actual return on plan assets  . . . . . .              (841)         (1,802)           (2,110)
Net amortization and deferral . . . . . .            (1,252)           (379)               35
                                                    -------         -------           -------
Pension expense . . . . . . . . . . . . .           $   524         $   654           $   390
                                                    =======         =======           =======

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992


       The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheet:

       ($ in thousands)                                    1994               1993
                                                         --------           --------
       Plan assets at fair value  . . . . . .            $ 23,256           $ 23,478
       Actuarial present value of projected
         benefit obligations
          Accumulated benefit obligations
           Vested   . . . . . . . . . . . . .              17,733             17,034
           Unvested   . . . . . . . . . . . .                 222                303
          Provision for future salary
            increases   . . . . . . . . . . .               6,171              6,289
                                                         --------           --------

       Projected benefit obligations  . . . .              24,126             23,626
                                                         --------           --------

       Plan assets less than projected
         benefit obligations  . . . . . . . .                (870)              (148)
       Unrecognized net loss  . . . . . . . .                 248                227
       Unrecognized prior service
           cost   . . . . . . . . . . . . . .                 108                144
       Unrecognized transition net
           asset  . . . . . . . . . . . . . .              (1,435)            (1,648)
                                                         --------           --------

       Accrued pension liability
         recognized in the consolidated
         balance sheet  . . . . . . . . . . .            $ (1,949)          $ (1,425)
                                                         ========           ========


       The principal actuarial assumptions were:

                                                           1994      1993      1992
                                                           ----      ----      ----
         Discount rate  . . . . . . . . . . .              7.5%      7.5%      7.5%
         Rate of future compensation
           increases  . . . . . . . . . . . .                5%        5%        6%
         Expected long-term rate of return
           on assets  . . . . . . . . . . . .              8.5%      8.5%        9%

       Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

       Approximately 52% of plan assets is invested in equity securities and 48% is invested in fixed income securities and other instruments at July 31, 1994.

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992

EMPLOYEE STOCK OWNERSHIP PLAN

       In December 1985, the Company established an Employee Stock Ownership Plan (ESOP). The ESOP is non-contributory and includes substantially all employees of the Company and its subsidiaries who meet certain length of service requirements and are not covered by a collective bargaining agreement.

       In 1985, the ESOP borrowed from the Company the $4,102,000 needed to purchase 1,500,000 shares of the Company's common stock. The loan is repayable in ten annual installments of $410,000 (subject to certain adjustments) commencing August 1, 1986 and bears interest at 12% per annum. The Company is obligated to make annual contributions sufficient to enable the ESOP to repay the loan with interest. The unearned compensation of $4,102,000 was recorded as a reduction of stockholders' equity and is being reduced as payments are made. Interest income earned on the note due from the ESOP is offset against an equal amount contributed to the ESOP by the Company.

10.    MONTANA REFINING COMPANY, A PARTNERSHIP

       The Company acquired on July 31, 1992, the corporation that was the limited partner in MRC in connection with a settlement of litigation. The acquisition involved among other items contingent future payments of up to $189,000 per year over the period 1993 through 2005.

       As a consequence of the acquisition of the limited partner in MRC, certain deferred taxes have been eliminated, resulting in a decrease for fiscal 1992 of $2,579,000 in the provision for income taxes, of which $1,483,000 relates to income taxes provided in prior years.

11.    OTHER INCOME (EXPENSE)

       The amounts in other income (expense) relate principally to settlements. The 1993 fiscal year included income of $4,000,000 relating to a settlement with a common carrier pipeline concerning product pipeline distribution constraints. The 1992 fiscal year included a charge of $700,000 relating to a settlement of a lawsuit with the limited partner of MRC (see Note 10).

12.    CONTINGENCIES

       In July 1993, the United States Department of Justice, acting on behalf of the United States Environmental Protection Agency (EPA), filed a complaint in the United States District Court for the District of New Mexico alleging that the Company's subsidiary, Navajo Refining Company, beginning in September 1990 and continuing until the present, had violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance.

                               HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1994, 1993 and 1992


       Navajo has answered the complaint, denying all the allegations of legal liability and asserting affirmative defenses. Only limited discovery has been conducted. The Company and Navajo have been contesting the Government's case as necessary and appropriate, while contemporaneously exploring the prospects for negotiated settlement.

       In this regard, a tentative resolution of a substantial portion of the litigation has been reached. Under this approach, the Company would close the existing evaporation ponds of its wastewater management system, at an approximate cost of $1 to $2 million, to be expended over a several year period. A reserve of $2 million was recorded in fiscal 1993, principally to provide for the cost of closing existing ponds. In such event, the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach is utilized, the Company could incur capitalizable costs of an additional $5 to $10 million over the next several years.

       Assuming the Company consummates the settlement discussed above, the remaining aspect of the litigation would be the civil penalty which the Government seeks. While the amount of any such civil penalty cannot presently be ascertained, based upon the advice of counsel, it is not believed that any such penalty would have a materially adverse impact on the Company's financial position.

       The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or operations.

13.    SIGNIFICANT CUSTOMERS

       Virtually all revenues were domestic revenues (including domestic sales for export to Mexico). Approximately $67,000,000 (12%) of the Company's revenues for fiscal 1994, $65,000,000 (10%) of revenues for fiscal 1993 and $67,000,000 (13%) for fiscal 1992 were from the sale of military jet fuel to the United States Government. Approximately $58,000,000 (11%) of the Company's revenues for fiscal 1994 were from the sale of gasoline to an affiliate of PEMEX (the government-owned energy company of Mexico). In addition to the United States Government and PEMEX, another refiner, which is a purchaser of gasoline and diesel for resale to retail customers, accounted for approximately $75,000,000 (12%) of the Company's revenues in fiscal 1993 and $96,000,000 (19%) in fiscal 1992. While a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers could have an adverse effect on the Company, the Company believes that the impact of such a loss on the Company's results of operations should be limited because the Company's sales volume with respect to products whose end-users are retail customers is more dependent on the general retail demand in the Company's primary markets than on sales to any specific customer.

                               HOLLY CORPORATION

                          July 31, 1994, 1993 and 1992


14.    QUARTERLY INFORMATION (UNAUDITED)

                                                  First             Second            Third             Fourth
Financial Data                                    Quarter           Quarter          Quarter            Quarter         Year
                                                  -------           -------          -------            -------         ----
                                                            ($ in thousands, except per share amounts)
1994
   Revenues . . . . . . . . . . . . . . .         $135,518          $120,689         $143,934           $152,179        $552,320
   Operating margin (net sales less
      cost of sales)  . . . . . . . . . .         $ 22,570          $ 15,790         $ 23,420           $  8,207        $ 69,987
   Income (loss) before
      income taxes  . . . . . . . . . . .         $ 13,835          $  7,134         $ 14,635           $   (602)       $ 35,002
   Net income (loss)  . . . . . . . . . .         $  8,273          $  4,266         $  8,730           $   (552)       $ 20,717
   Income (loss) per
      common share  . . . . . . . . . . .         $   1.00          $    .52         $   1.06           $   (.07)       $   2.51
   Dividends per share  . . . . . . . . .         $   .075          $   .075         $    .10           $    .10        $    .35
   Average number of shares of
      common stock outstanding
      (in thousands)  . . . . . . . . . .            8,254             8,254            8,254              8,254           8,254

1993
   Revenues . . . . . . . . . . . . . . .         $151,910          $149,871         $161,695           $167,145        $630,621
   Operating margin (net sales less
       cost of sales) . . . . . . . . . .         $ 12,296          $ 11,683         $ 16,783           $ 23,484        $ 64,246
   Income before income taxes and
      cumulative effect of change
      in accounting for income
      taxes . . . . . . . . . . . . . . .         $  4,209          $  2,830         $  7,729           $ 18,549        $ 33,317
   Income before cumulative effect
      of change in accounting
      principle . . . . . . . . . . . . .         $  2,556          $  2,052         $  4,693           $ 10,632        $ 19,933
   Cumulative effect to August 1,
      1992 of change in accounting
      for income taxes  . . . . . . . . .             (958)                -                -                  -            (958)
                                                  --------          --------         --------           --------        --------

   Net income . . . . . . . . . . . . . .         $  1,598          $  2,052         $  4,693           $ 10,632(1)     $ 18,975
                                                  ========          ========         ========           ========        ========




(1) Includes pre-tax income of $4 million relating to a settlement and a pre-tax reserve of $2 million relating to EPA litigation (see Notes 11 and 12).

                               HOLLY CORPORATION

                          July 31, 1994, 1993 and 1992


                                                  First             Second            Third             Fourth
Financial Data                                    Quarter           Quarter          Quarter            Quarter         Year
(continued)                                       -------           -------          -------            -------         ----
                                                            ($ in thousands, except per share amounts)
Income per common share
   Income before cumulative
      effect of change in
      accounting principle  . . . . . . .         $    .31          $    .25         $    .57           $   1.29        $   2.42
   Cumulative effect to
      August 1, 1992 of
      change in accounting
      for income taxes  . . . . . . . . .             (.12)                -                -                  -            (.12)
                                                  --------          --------         --------           --------        --------

   Net income . . . . . . . . . . . . . .         $    .19          $    .25         $    .57           $   1.29        $   2.30
                                                  ========          ========         ========           ========        ========


Dividends per share . . . . . . . . . . .         $   .075          $   .075         $   .075           $   .075        $    .30
Average number of shares of
   common stock outstanding
   (in thousands) . . . . . . . . . . . .            8,254             8,254            8,254              8,254           8,254




                                                   First             Second            Third             Fourth
Operating Data                                     Quarter           Quarter          Quarter            Quarter        Year
                                                   -------           -------          -------            -------        ----
                                                                        (barrels per day)
1994
   Sales of refined products  . . . . . .           58,500            62,300           73,100             69,600        65,800
   Refinery production  . . . . . . . . .           54,100            66,000           69,900             67,500        64,300

1993
   Sales of refined products  . . . . . .           63,400            66,100           70,700             70,900        67,800
   Refinery production  . . . . . . . . .           60,600            69,000           66,500             65,200        65,300

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.


                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

       The required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 1994 which will be filed within 120 days of July 31, 1994 (the "Proxy Statement").

       The required information regarding the executive officers of the Company is included herein in Part I, Item 4.

       Required information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference to information set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

Item 11.  Executive Compensation

       Information regarding executive compensation is incorporated herein by this reference to information set forth under the captions "Executive Compensation and Other Information" and "Compensation Committee Report on Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Information regarding security ownership of certain beneficial owners and management is incorporated herein by this reference to information set forth under the captions "Principal Stockholders" and "Election of Directors" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

       Information regarding certain relationships and related transactions is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Proxy Statement.

                                    Part IV

Item 14.      Exhibits, Financial Statement Schedules
              and Reports on Form 8-K

  (a)  Documents filed as part of this report

         (1)  Index to Consolidated Financial Statements

                                                                                          Page in
                                                                                         Form 10-K
                                                                                         ---------
              Report of Independent Auditors  . . . . . . . . . . .                          19
              Consolidated Balance Sheet at
                 July 31, 1994 and 1993 . . . . . . . . . . . . . .                          20
              Consolidated Statement of Income for
                 the years ended July 31, 1994,
                 1993, and 1992 . . . . . . . . . . . . . . . . . .                          21
              Consolidated Statement of Cash Flows
                 for the years ended July 31, 1994,
                 1993, and 1992 . . . . . . . . . . . . . . . . . .                          22
              Consolidated Statement of Stockholders'
                 Equity for the years ended July 31,
                 1994, 1993 and 1992  . . . . . . . . . . . . . . .                          23
              Notes to Consolidated Financial
                 Statements . . . . . . . . . . . . . . . . . . . .                        24-36


         (2)  Index to Consolidated Financial Statement Schedules

                                                                                          Page in
                                                                                         Form 10-K
                                                                                         ---------
                Consolidated Schedules for each of the
                   three years in the period ended
                   July 31, 1994
                     Schedule V - Properties, Plants and
                       Equipment                                                             42
                     Schedule VI - Accumulated Depreciation,
                       Depletion and Amortization of
                       Properties, Plants and Equipment                                      43
                     Schedule X - Supplementary Income
                       Statement Information                                                 44


       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

         (3)  Exhibits

              See Index to Exhibits on pages 45 to 49.


   (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the Company's fourth quarter that ended July 31, 1994.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOLLY CORPORATION
                                        (Registrant)




                                        /s/ Lamar Norsworthy
                                        Lamar Norsworthy
                                        Chairman of the Board,
                                        President and Chief Executive
                                        Officer


Date:  October 27, 1994


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature                                   Capacity                                    Date
       ---------                                   --------                                    ----
/s/ Lamar Norsworthy                       Chairman of Board of Directors,               October 27, 1994
Lamar Norsworthy                           President and Chief Executive
                                           Officer of the Company


/s/ Jack P. Reid                           Executive Vice President,                     October 27, 1994
Jack P. Reid                               Refining and Director


/s/ Henry A. Teichholz                     Vice President, Treasurer and                 October 27, 1994
Henry A. Teichholz                         Controller (Principal Financial
                                           and Accounting Officer)

       Signature                                   Capacity                                    Date
       ---------                                   --------                                    ----
/s/ W. John Glancy                         Director                                      October 27, 1994
W. John Glancy


/s/ Marcus R. Hickerson                    Director                                      October 27, 1994
Marcus R. Hickerson


/s/ A. J. Losee                            Director                                      October 27, 1994
A. J. Losee


/s/ Robert G. McKenzie                     Director                                      October 27, 1994
Robert G. McKenzie


/s/ Thomas K. Matthews, II                 Director                                      October 27, 1994
Thomas K. Matthews, II


/s/ E. I. Parsons                          Director                                      October 27, 1994
E. I. Parsons


/s/ Henry L. Stern                         Director                                      October 27, 1994
Henry L. Stern

                                                                      SCHEDULE V

                               HOLLY CORPORATION

                        PROPERTIES, PLANTS AND EQUIPMENT

                              Years Ended July 31,
                                    (000's)


                                                 Balance at                   Retire-                       Balance
                                                 beginning       Additions     ments                        at end
        Classifications                          of period        at cost     or sales       Other         of period
        ---------------                          ----------      ---------    --------       -----         ---------
             1992
             ----

Refinery and pipeline
  facilities  . . . . . . . . . . .               $170,098         $19,865     $(294)       $   624 (1)     $190,293
Oil and gas exploration and
  development . . . . . . . . . . .                  3,518           2,394         -           (369)(2)        5,543
Corporate and other . . . . . . . .                    940              58         -              -              998
                                                  --------         -------     -----        -------         --------

                                                  $174,556         $22,317     $(294)       $   255         $196,834
                                                  ========         =======     =====        =======         ========

             1993
             ----

Refinery and pipeline
  facilities  . . . . . . . . . . .               $190,293         $17,816     $(174)       $     -         $207,935
Oil and gas exploration and
  development . . . . . . . . . . .                  5,543           2,283         -         (1,175)(2)        6,651
Corporate and other . . . . . . . .                    998              21        (2)             -            1,017
                                                  --------         -------     -----        -------         --------

                                                  $196,834         $20,120     $(176)       $(1,175)        $215,603
                                                  ========         =======     =====        =======         ========

             1994
             ----

Refinery and pipeline
  facilities  . . . . . . . . . . .               $207,935         $16,953     $(348)       $     -         $224,540
Oil and gas exploration and
  development . . . . . . . . . . .                  6,651           5,547       (82)        (1,509)(2)       10,607
Corporate and other . . . . . . . .                  1,017              21         -              -            1,038
                                                  --------         -------     -----        -------         --------

                                                  $215,603         $22,521     $(430)       $(1,509)        $236,185
                                                  ========         =======     =====        =======         ========


(1) Additional cost of Montana Refining Company, a Partnership of $624,000 for the year ended July 31, 1992. See Note 10 to Consolidated Financial Statements.

(2)    Dry hole costs and leasehold impairment.

                                                                     SCHEDULE VI

                               HOLLY CORPORATION

             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                     OF PROPERTIES, PLANTS AND EQUIPMENT


                             Years Ended July 31,
                                    (000's)


                                                                 Additions
                                                 Balance at       charged     Retire-                       Balance
                                                 beginning       to costs      ments                        at end
        Classifications                          of period      & expenses    or sales       Other         of period
        ---------------                          ----------     ----------    --------       -----         ---------
          1992
          ----

Refinery and pipeline
  facilities  . . . . . . . . . . .                $75,059        $ 9,745       $ (294)       $    -       $ 84,510
Oil and gas exploration
  and development . . . . . . . . .                    184            296            -             -            480
Corporate and other . . . . . . . .                    580             44            -             -            624
                                                   -------        -------       ------        ------       --------

                                                   $75,823        $10,085       $ (294)       $    -       $ 85,614
                                                   =======        =======       ======        ======       ========

          1993
          ----

Refinery and pipeline
  facilities  . . . . . . . . . . .                $84,510        $10,250       $ (174)       $    -       $ 94,586
Oil and gas exploration
  and development . . . . . . . . .                    480          1,046            -             -          1,526
Corporate and other . . . . . . . .                    624             48           (2)            -            670
                                                   -------        -------       ------        ------       --------

                                                   $85,614        $11,344       $ (176)       $    -       $ 96,782
                                                   =======        =======       ======        ======       ========

          1994
          ----

Refinery and pipeline
  facilities  . . . . . . . . . . .                $94,586        $10,155       $ (348)       $    -       $104,393
Oil and gas exploration
  and development . . . . . . . . .                  1,526            666          (82)            -          2,110
Corporate and other . . . . . . . .                    670             50            -             -            720
                                                   -------        -------       ------        ------       --------

                                                   $96,782        $10,871       $ (430)       $    -       $107,223
                                                   =======        =======       ======        ======       ========

                                                                      SCHEDULE X

                               HOLLY CORPORATION

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                              Years Ended July 31,
                                    (000's)



                                                                  Charged to costs
          Item                                                    and expenses (1)
          ----                                                    ----------------
                     1994
                     ----

       Maintenance and repairs  . . . . . .                         $14,664

                     1993
                     ----

       Maintenance and repairs  . . . . . .                         $12,063

                     1992
                     ----

       Maintenance and repairs  . . . . . .                         $11,229




(1) Includes normal recurring maintenance and repairs and turnaround (major maintenance) expense.

                               HOLLY CORPORATION

                               INDEX TO EXHIBITS


(Exhibits are numbered to correspond to the exhibit table in Item 601 of Regulation S-K)

Exhibit
Number        Description
- - ------        -----------
   3(a)       -  Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to
                 Exhibit 3(a), of Amendment No. 1 dated December 13, 1988 to Registrant's Annual Report on Form 10-K
                 for its fiscal year ended July 31, 1988, File No. 1-3876).

   3(b)       -  Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3(b) of Registrant's
                 Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

   4(a)       -  9.72% Series A Senior Note of Holly Corporation, dated as of June 26, 1991, to Hartnat & Co. with schedule attached thereto of four other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-
                 K dated June 26, 1991, File No. 1-3876).

   4(b)       -  10.16% Series B Senior Note of Holly Corporation, dated as of June 26, 1991, to New York Life
                 Insurance Company with schedule attached thereto of seven other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.2 of
                 Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

   4(c)       -  Guaranty, dated as of June 15, 1991, of Navajo Refining Company, Navajo Pipeline Co., Midland-Lea,
                 Inc., and Lea Refining Company in favor of Kentucky Central Life Insurance Company, Pan-American Life
                 Insurance Company, American International Life Assurance Company of New York, Safeco Life Insurance
                 Company, The Manhattan Life Insurance Company, The Union Central Life Insurance Company, The Penn
                 Insurance and Annuity Company, The Penn Mutual Life Insurance Company, Confederation Life Insurance
                 Company, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company,
                 and New York Life Insurance Company (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-
                 K dated June 26, 1991, File No. 1-3876).

Exhibit
Number        Description
- - ------        -----------
   4(d)       -  Note Agreement of Holly Corporation, dated as of June 15, 1991, to John Hancock Mutual Life Insurance
                 Company, with schedule attached thereto of eleven other substantially identical Note Agreements which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.8 of
                 Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

   4(e)       -  First Amended and Restated Credit Agreement, dated as of July 23, 1993, among Holly Corporation,
                 Navajo Refining Company, Navajo Holdings, Inc., Holly Petroleum, Inc., Navajo Pipeline Co., Lea
                 Refining Company, Navajo Western Asphalt Company, Montana Refining Company, A Partnership and
                 NationsBank of Texas, N.A., Banque Paribas, The First National Bank of Boston, The Bank of Nova
                 Scotia and NationsBank of Texas, N.A. as the agent (incorporated by reference to Exhibit 4(e) of
                 Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

   4(f)       -  First Amendment to First Amended and Restated Credit Agreement, dated as of April 7, 1994, among
                 Holly Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co., Navajo
                 Holdings, Inc., Lea Refining Company, Navajo Western Asphalt Company, Montana Refining Company, A
                 Partnership and Navajo Crude Oil Marketing Company, and NationsBank of Texas, N.A., as Agent, and
                 NationsBank of Texas, N.A., Banque Paribas, The First National Bank of Boston, and The Bank of Nova
                 Scotia.

   4(g)       -  Promissory Note of Holly Corporation, dated as of July 23, 1993, to NationsBank of Texas, N.A. with schedule attached thereto of three other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4(f) of Registrant's Annual
                 Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

   4(h)       -  Guaranty, dated as of July 30, 1991, of Navajo Refining Company, Holly Petroleum, Inc., Navajo
                 Pipeline Co., and Midland-Lea, Inc. in favor of NCNB Texas National Bank, Banque Paribas, The First
                 National Bank of Boston, The Bank of Nova Scotia and NCNB Texas National Bank as agent for itself and the other banks (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated July 30,
                 1991, File No. 1-3876).

Exhibit
Number        Description
- - ------        -----------
   4(i)       -  First Supplement, executed as of February 20, 1992, to Guaranty, dated as of July 30, 1991, among
                 Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline Co., Lea
                 Refining Company and Navajo Western Asphalt Company in favor of NCNB Texas National Bank, Banque
                 Paribas, The First National Bank of Boston, and The Bank of Nova Scotia and NCNB Texas National Bank
                 as agent for the banks (incorporated by reference to Exhibit 4.4 of Registrant's Quarterly Report on
                 Form 10-Q for the quarterly period ending January 31, 1992, File No. 1-3876).

   4(j)       -  Confirmation of Guaranty, executed as of July 23, 1993 by Navajo Refining Company, Holly Petroleum,
                 Inc., Navajo Pipeline Co., Navajo Holdings, Inc., Navajo Western Asphalt Company and Lea Refining
                 Company which confirms the Guaranty (Exhibit 4(h) of this Form 10-K) and First Supplement to the
                 Guaranty (Exhibit 4(i) of this Form 10-K) (incorporated by reference to Exhibit 4(i) of Registrant's
                 Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876)

   4(k)       -  Second Supplement to Guaranty, executed as of April 7, 1994, by Navajo Refining Company, Holly
                 Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline Co., Lea Refining Company, Navajo Western
                 Asphalt Company and Navajo Crude Oil Marketing Company, in favor of NationsBank of Texas, N.A.,
                 Banque Paribas, The First National Bank of Boston, The Bank of Nova Scotia, and NationsBank of Texas,
                 N.A., as agent for the banks.

   4(l)       -  Security Agreement, dated as of July 30, 1991, among Holly Corporation, Navajo Refining Company,
                 Holly Petroleum, Inc., Navajo Pipeline Co., Midland-Lea, Inc., Lea Refining Company, Navajo Western
                 Asphalt Company and NCNB Texas National Bank as agent for itself, Banque Paribas, The First National
                 Bank of Boston and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.3 of Registrant's
                 Form 8-K dated July 30, 1991, File No. 1-3876).


Exhibit
Number        Description
- - ------        -----------
   4(m)       -  First Supplement, executed as of February 20, 1992, to the Security Agreement, dated as of July 30,
                 1991, among Holly Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc.,
                 Navajo Pipeline Co., Lea Refining Company, Navajo Western Asphalt Company and NCNB Texas National
                 Bank as agent for itself, Banque Paribas, The First National Bank of Boston and The Bank of Nova
                 Scotia (incorporated by reference to Exhibit 4.3 of Registrant's Quarterly Report on Form 10-Q for
                 the quarterly period ending January 31, 1992, File No. 1-3876).

   4(n)       -  Confirmation of Security Agreement, executed as of July 23, 1993 by Holly Corporation, Navajo
                 Pipeline Co., Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc.,  Lea Refining
                 Company and Navajo Western Asphalt Company which confirms the Security Agreement (Exhibit 4(l) of this Form 10-K) and First Supplement to the Security Agreement (Exhibit 4(m) of this Form 10-K)
                 (incorporated by reference to Exhibit 4(l) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

   4(o)       -  Security Agreement, dated as of July 23, 1993, between Montana Refining Company, A Partnership, and
                 NationsBank of Texas, N.A. as agent for itself, Banque Paribas, The First National Bank of Boston and
                 The Bank of Nova Scotia (incorporated by reference to Exhibit 4(m) of Registrant's Annual Report on
                 Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

   4(p)       -  Second Supplement to Security Agreement, executed as of April 7, 1994, by and among Holly
                 Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline
                 Co., Lea Refining Company, Navajo Western Asphalt Company and Navajo Crude Oil Marketing Company, and
                 NationsBank of Texas, N.A., as agent, Banque Paribas, The First National Bank of Boston and The Bank
                 of Nova Scotia.

   4(q)       -  Holly Corporation Stock Option Plan - As adopted at the Annual Meeting of Stockholders of Holly
                 Corporation on December 13, 1990 (incorporated by reference to Exhibit 4(i) of Registrant's Annual
                 Report on Form 10-K for its fiscal year ended July 31, 1991, File No. 1-3876).

Exhibit
Number        Description
- - ------        -----------
   10(a)      -  Supplemental Payment Agreement, dated as of July 8, 1993, between Lamar Norsworthy and Holly
                 Corporation (incorporated by reference to Exhibit 10(a) of Registrant's Annual Report on Form 10-K
                 for its fiscal year ended July 31, 1993, File No. 1-3876).

   10(b)      -  Supplemental Payment Agreement, dated as of July 8, 1993, between Jack P. Reid and Holly Corporation
                 (incorporated by reference to Exhibit 10(b) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

   (21)       -  Subsidiaries of Registrant

   (23)       -  Consent of Independent Auditors

   (27)       -  Financial Data Schedule

   (99)       -  Copy of civil action against the Company's subsidiary, Navajo Refining Company, filed on July 16,
                 1993 by the United States, in the United States District Court for the District of New Mexico,
                 seeking civil penalties and other compliance measures under the Resource Conservation and Recovery
                 Act and implementing regulations of the Environmental Protection Agency (incorporated by reference to
                 Exhibit 28 of Registrant's Form 8-K dated July 16, 1993, File No. 1-3876).