Form 10-Q
period 1994-10-31
HOLLY CORP
filed 1994-12-14
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1994
                               --------------------------

                                       OR

- ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 1-3876
                      --------

                               HOLLY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         75-1056913
- ----------------------------------------          ------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                     75201-6927
- ----------------------------------------          ------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (214) 871-3555
                                                   ------------------------

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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on December 9, 1994.

                               HOLLY CORPORATION

                                     INDEX



                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         October 31, 1994 (Unaudited) and July 31, 1994                                            3

      Consolidated Statement of Income (Unaudited) -
         Three Months Ended October 31, 1994 and 1993                                              4

      Consolidated Statement of Cash Flows (Unaudited) -
         Three Months Ended October 31, 1994 and 1993                                              5

      Notes to Consolidated Financial Statements (Unaudited)                                       6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                    7


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                     11

   Item 4.  Submission of Matters to a Vote of Securities Holders                                 11

   Item 6.  Exhibits and Reports on Form 8-K                                                      11

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                              HOLLY CORPORATION
                          CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Amounts)

                                                                                           Unaudited
                                                                                          October 31,         July 31,
                                                                                              1994              1994
                                                                                          -----------        ----------
                           ASSETS
                           ------
Current assets
   Cash and cash equivalents                                                                $ 16,403            $  3,297
   Accounts receivable:  Trade                                                                35,218              45,259
                         Crude oil                                                            40,906              49,021
                                                                                            --------            --------
                                                                                              76,124              94,280
   Inventories:  Crude oil and refined products                                               31,416              37,949
                 Materials and supplies                                                        6,028               6,046
                                                                                            --------            --------
                                                                                              37,444              43,995

   Income taxes receivable                                                                         -                 697
   Prepayments and other                                                                      10,601               9,340
                                                                                            --------            --------
             Total current assets                                                            140,572             151,609
Properties, plants and equipment, at cost                                                    239,917             236,185
Less accumulated depreciation, depletion and amortization                                    109,999             107,223
                                                                                            --------            --------
                                                                                             129,918             128,962
Other assets                                                                                   6,059               1,243
                                                                                            --------            --------
                                                                                            $276,549            $281,814
                                                                                            ========            ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities
   Accounts payable                                                                         $ 90,137            $112,084
   Accrued liabilities                                                                        13,865              14,945
   Income taxes payable                                                                        4,382                 736
   Current maturities of long-term debt                                                        5,608               5,608
                                                                                            --------            --------
             Total current liabilities                                                       113,992             133,373
Deferred income taxes                                                                         16,395              14,829
Long-term debt, less current maturities                                                       68,840              68,840
Contingencies
Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                                                     -                   -
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                                                         87                  87
   Additional capital                                                                          6,132               6,132
   Retained earnings                                                                          72,082              59,942
                                                                                            --------            --------
                                                                                              78,301              66,161
   Common stock held in treasury, at cost - 396,768 shares                                      (569)               (569)
   Deferred charge - amount due from ESOP                                                       (410)               (820)
                                                                                            --------            --------
             Total stockholders' equity                                                       77,322              64,772
                                                                                            --------            --------
                                                                                            $276,549            $281,814
                                                                                            ========            ========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                                                Unaudited
                                                                           Three Months Ended
                                                                                October 31,
                                                                    --------------------------------
                                                                      1994                   1993
                                                                    ----------            ----------
Revenues
 Net sales                                                          $ 160,600              $ 135,327
 Miscellaneous                                                            124                    191
                                                                    ---------              ---------
                                                                      160,724                135,518
Costs and expenses
 Cost of sales                                                        139,247                112,757
 General and administrative                                             3,355                  2,934
 Depreciation, depletion and amortization                               3,523                  2,744
 Exploration expenses, including dry holes                                466                  1,026
 Miscellaneous                                                             28                     30
                                                                    ---------              ---------
                                                                      146,619                119,491
                                                                    ---------              ---------
Income from operations                                                 14,105                 16,027
Other
 Interest income                                                          181                     98
 Interest expense                                                      (2,120)                (2,290)
                                                                    ---------              ---------
                                                                       (1,939)                (2,192)
                                                                    ---------              ---------
Income before income taxes and cumulative effect
 of change in accounting for turnarounds                               12,166                 13,835
Income tax provision
 Current                                                                4,501                  4,806
 Deferred                                                                 413                    756
                                                                    ---------              ---------
                                                                        4,914                  5,562
                                                                    ---------              ---------
Income before cumulative effect of
 change in accounting method                                            7,252                  8,273
Cumulative effect to August 1, 1994 of change
 in accounting for turnarounds, net of taxes                            5,703                      -
                                                                    ---------              ---------
Net income                                                          $  12,955              $   8,273
                                                                    =========              =========

Income per common share
 Income before cumulative effect of
   change in accounting method                                      $     .88              $    1.00
 Cumulative effect to August 1, 1994 of change
   in accounting for turnarounds, net of taxes                            .69                      -
                                                                    ---------              ---------
 Net income                                                         $    1.57              $    1.00
                                                                    =========              =========

Cash dividends paid per share                                       $     .10              $    .075
Average number of shares of common
 stock outstanding (in thousands)                                       8,254                  8,254

See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                         Unaudited
                                                                                    Three Months Ended
                                                                                        October 31,
                                                                               ----------------------------
                                                                                 1994                1993
                                                                               --------            --------
   Cash flows from operating activities
      Net income                                                               $ 12,955             $  8,273
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                               3,523                2,744
           Deferred income taxes                                                    413                  756
           Dry hole costs and leasehold impairment                                    2                  628
           Cumulative effect to August 1, 1994 of
             change in accounting for turnarounds                                (5,703)                   -
           Changes in other assets and liabilities
             Decrease in accounts receivable                                     18,156                2,228
             (Increase) decrease in inventories                                   6,551                 (954)
             Decrease in income taxes receivable                                    697                    -
             (Increase) decrease in prepayments and other                           253                 (258)
             Decrease in accounts payable                                       (21,947)              (3,797)
             Increase (decrease) in accrued liabilities                           1,625               (2,642)
             Increase (decrease) in income taxes payable                          3,656               (1,801)
           Other, net                                                            (2,514)                 483
                                                                                -------               ------
           Net cash provided by operating activities                             17,667                5,660

   Cash flows from financing activities
      Cash dividends                                                               (825)                (619)
                                                                                -------               ------
           Net cash used for financing activities                                  (825)                (619)

   Cash flows from investing activities
      Additions to properties, plants and equipment                              (3,736)              (6,755)
                                                                                -------              -------
           Net cash used for investment activities                               (3,736)              (6,755)
                                                                                -------              -------

   Cash and cash equivalents
      Increase (decrease) for the period                                         13,106               (1,714)
      Beginning of year                                                           3,297                6,631
                                                                                -------              -------
      End of period                                                             $16,403              $ 4,917
                                                                                =======              =======

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                                  $   290              $   350
      Income taxes                                                              $   100              $ 6,560

See accompanying notes.

                               HOLLY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1994), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 31, 1994, the consolidated results of operations for the three months ended October 31, 1994 and 1993, and consolidated cash flows for the three months ended October 31, 1994 and 1993.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first three months of fiscal 1995 are not necessarily indicative of the results to be expected for the full year.

Note B - Accounting Change

       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the current year of $5,703,000, or $.69 per common share. Excluding the cumulative effect, the change increased net income for the first quarter of fiscal 1995 by $920,000 or $.11 per common share. If the accounting change for turnaround costs had been retroactively applied, pro forma net income for the first quarter of fiscal 1994 would not have changed from what was originally reported and net income for the full 1994 fiscal year would have increased by $1,266,000 or $.15 per share to pro forma net income amounts for the 1994 fiscal year of $21,983,000 or $2.66 per share.

                               HOLLY CORPORATION

Note C - Contingencies

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

       As previously disclosed, Navajo has answered the complaint, denying all the allegations of legal liability and asserting affirmative defenses. Only limited discovery has been conducted. The Company and Navajo have been contesting the Government's case as necessary and appropriate, while contemporaneously exploring the prospects for negotiated settlement.

       In this regard, a tentative resolution of a substantial portion of the litigation has been reached. Under this approach, the Company would close the existing evaporation ponds of its wastewater management system, at an approximate cost of $1 to $2 million, to be expended over a several year period (a reserve of $2 million was recorded in fiscal 1993, principally to provide for the cost of closing existing ponds). Under the tentative resolution, the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach is utilized, the Company could incur capitalizable costs of an additional $5 to $10 million over the next several years.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations

       Net income for the first quarter ended October 31, 1994 was $13.0 million (which included a $5.7 million accounting change in that quarter for the cumulative effect of a change in accounting for turnarounds relating to prior periods), as compared to $8.3 million for the first quarter of the prior year.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the current year of $5.7 million. Excluding the cumulative effect, the change increased net income for the first quarter of fiscal 1995 by $.9 million. If the accounting change for turnaround costs had been retroactively applied, pro forma net income for the first quarter of fiscal 1994 would not have changed from what was originally reported and net income for the full 1994 fiscal year would have increased by $1.3 million to pro forma net income for the 1994 fiscal year of $22.0 million.

       Excluding the effects of the change in accounting for turnarounds, net income decreased in the current year's first quarter as compared to the same period of fiscal 1994. Refinery margins, although significantly improved over the poor margins experienced in the prior year's fourth quarter, were less than in the first quarter of the prior year as crude oil costs were higher while product prices were lower in the current year's first quarter as compared to the prior year's first quarter. Almost offsetting the lower margins in the fiscal 1995 first quarter was an increase of 22% in sales volumes over volumes in the prior year's first quarter, which had been reduced by a major maintenance turnaround of Navajo Refining Company's New Mexico facilities in the fall of 1993. Revenues increased in the quarter ended October 31, 1994 over the prior year's comparable period as the result of the greater sales volumes, partially offset by the decrease in product prices.

       Financial Condition

       Cash flows from operations during the three months ended October 31, 1994 exceeded capital expenditures and dividends paid, resulting in a net increase of cash and cash equivalents of $13.1 million. Working capital increased during the three months by $8.3 million to $26.6 million at October 31, 1994. The Company's long-term debt now represents 49.1% of total capitalization as compared to 53.5% at July 31, 1994. At October 31, 1994, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for at least the next few years.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Net cash provided by operating activities amounted to $17.7 million in the first three months of fiscal 1995, as compared to $5.7 million in the same period of the prior year. The principal reason for the increase in cash provided from operations was changes in working capital accounts, primarily inventory and income taxes. The change in the method of accounting for turnaround costs did not have any effect on cash provided from operations.

       Cash flows used for investing activities were $3.7 million in the first three months of fiscal 1995, as compared to $6.8 million in the same period of the prior year, all of which amounts were for capital expenditures. The Company has adopted capital budgets totalling $17 million for fiscal 1995, of which $13 million is principally for refinery projects and $4 million is for oil and gas exploration. The majority of the oil and gas budget relates to anticipated costs of completion and of production facilities for two offshore properties. While it is inherently difficult to anticipate what future regulatory requirements may necessitate, the Company believes that capital expenditures in the near future should not substantially exceed the level of capital expenditures that has been required in the past few years.

       Cash flows used for financing activities amounted to $.8 million in the first three months of fiscal 1995, as compared to $.6 million in the same period of the prior year, all of which were for dividends. The next principal payment of $5.6 million on the Company's Senior Notes is due in June 1995.

       While the Company believes it is well positioned to meet present and future competitive pressures, certain recent developments should be noted. In December 1993, Diamond Shamrock, Inc., an independent refiner and retailer headquartered in San Antonio, Texas, announced its intention to build a 400-mile 10-inch pipeline, with initial capacity of 32,000 BPD of refined products, from its McKee refinery near Dumas, Texas to El Paso, Texas. Such a pipeline, which Diamond Shamrock has stated it anticipates to complete in the spring of 1995, could substantially increase the supply of product in the Company's markets. In addition, Williams Energy Ventures, a unit of the Williams Companies, Inc., has announced the possibility of its involvement in the construction of a complex 50,000 BPD refinery near Phoenix, Arizona. While Williams has made it clear that the project is only tentative, its consummation could cause more product to be present in several of the Company's markets, particularly Tucson and Phoenix, Arizona. Williams has stated that, if the project were undertaken, it would take approximately 30 months to complete construction.

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

       As previously disclosed, Navajo has answered the complaint, denying all the allegations of legal liability and asserting affirmative defenses. Since near the outset of this matter, the Company and the Government have been pursuing settlement discussions. It now appears that the parties have reached a tentative resolution that would resolve some if not all of the litigation. Under this resolution, the Company would close the existing evaporation ponds of its wastewater management system, at an approximate cost of $1 to $2 million, to be expended over a several year period (a reserve of $2 million was recorded in fiscal 1993, principally to provide for the cost of closing existing ponds). Under the tentative resolution, the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach is utilized, the Company could incur costs of an additional $5 to $10 million over the next several years. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       In July 1993, the United States Department of Justice, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that the Company's subsidiary, Navajo Refining Company, beginning in September 1990 and continuing until the present, had violated and continues to violate the Resource Conservation and Recovery Act
(RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. Navajo has answered the complaint, denying all the allegations of legal liability and asserting affirmative defenses. Only limited discovery has been conducted. While the Company and Navajo have been contesting the Government's case as necessary and appropriate, the parties have been exploring the possibility of a negotiated resolution since near the onset of this matter. For additional discussion, please see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Securities Holders

       At the annual meeting of stockholders of December 8, 1994, all eight of the management's nominees for directors as listed in the proxy statement were elected.

                                        SCHEDULE OF VOTES CAST FOR EACH DIRECTOR
                                        ----------------------------------------
                                               Total Shares Voted             Total Shares Voted
                                                      "For"                       "Withheld"
                                                 ---------------               ----------------
              W. John Glancy                        7,180,352                        61,064
              Marcus R. Hickerson                   7,181,120                        60,296
              A. J. Losee                           7,181,120                        60,296
              Thomas K. Matthews, II                7,179,244                        62,172
              Robert G. McKenzie                    7,181,128                        60,288
              Lamar Norsworthy                      7,180,960                        60,456
              E. I. Parsons                         7,181,128                        60,288
              Jack P. Reid                          7,181,120                        60,296


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:  See Index to Exhibits on page 13.

       (b)    Reports on Form 8-K:  None.

                                   SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOLLY CORPORATION
                                        (Registrant)



Date:  December 14, 1994                By /s/ Henry A. Teichholz
                                           Henry A. Teichholz
                                           Vice President, Treasurer
                                            and Controller
                                           (Duly Authorized Principal
                                            Financial and Accounting
                                            Officer)

                               HOLLY CORPORATION

                               INDEX TO EXHIBITS


              (Exhibits are numbered to correspond to the exhibit
                      table in Item 601 of Regulation S-K)



                       Exhibit
                       Number              Description
                       ------              -----------
                         18       -        Letter from Ernst & Young LLP, dated December 8, 1994
                                           regarding change in accounting method

                         27       -        Financial Data Schedule