Form 10-Q
period 1995-01-31
HOLLY CORP
filed 1995-03-17
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 1995

                                       OR

- ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876

                              HOLLY CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                         75-1056913
- -------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

  100 Crescent Court, Suite 1600
          Dallas, Texas                                    75201-6927
- ----------------------------------------              -------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code         (214) 871-3555

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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on March 10, 1995.

                               HOLLY CORPORATION

                                     INDEX



                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         January 31, 1995 (Unaudited) and July 31, 1994                                            3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Six Months Ended January 31, 1995 and 1994                               4

      Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended January 31, 1995 and 1994                                                5

      Notes to Consolidated Financial Statements (Unaudited)                                       6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  7


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                     11

   Item 6.  Exhibits and Reports on Form 8K                                                       11

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                                       Unaudited
                                                                       January 31,              July 31,
                                                                          1995                    1994
                                                                       ----------               ---------
                                          ASSETS
                                          ------
Current assets
   Cash and cash equivalents                                           $ 13,006                    $  3,297
   Accounts receivable:  Trade                                           35,025                      45,259
                         Crude oil                                       45,874                      49,021
                                                                       --------                    --------
                                                                         80,899                      94,280
   Inventories:  Crude oil and refined products                          33,622                      37,949
                 Materials and supplies                                   6,080                       6,046
                                                                       --------                    --------
                                                                         39,702                      43,995
   Income taxes receivable                                                2,843                         697
   Prepayments and other                                                  9,027                       9,340
                                                                        -------                    --------
             Total current assets                                       145,477                     151,609
Properties, plants and equipment, at cost                               242,109                     236,185
Less accumulated depreciation, depletion and amortization               112,520                     107,223
                                                                       --------                    --------
                                                                        129,589                     128,962
Other assets                                                              5,232                       1,243
                                                                       --------                    --------
                                                                       $280,298                    $281,814
                                                                       ========                    ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities
   Accounts payable                                                    $ 99,556                    $112,084
   Accrued liabilities                                                   11,294                      14,945
   Income taxes payable                                                     625                         736
   Current maturities of long-term debt                                   5,608                       5,608
                                                                       --------                    --------
             Total current liabilities                                  117,083                     133,373
Deferred income taxes                                                    16,893                      14,829
Long-term debt, less current maturities                                  68,832                      68,840
Contingencies
Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                                -                           -
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                                    87                          87
   Additional capital                                                     6,132                       6,132
   Retained earnings                                                     72,250                      59,942
                                                                       --------                    --------
                                                                         78,469                      66,161

   Common stock held in treasury, at cost - 396,768 shares                 (569)                       (569)
   Deferred charge - amount due from ESOP                                  (410)                       (820)
                                                                      ---------                    --------
             Total stockholders' equity                                  77,490                      64,772
                                                                      ---------                    --------
                                                                       $280,298                    $281,814
                                                                      =========                    ========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                           Unaudited                        Unaudited
                                                       Three Months Ended               Six Months Ended
                                                           January 31,                      January 31,
                                                    -------------------------       ------------------------
                                                       1995           1994             1995            1994
                                                    ----------     ----------       ----------       --------
Revenues
 Net sales                                           $ 146,263        $ 120,583      $ 306,863        $ 255,910
 Miscellaneous                                             699              106            823              297
                                                     ---------        ---------      ---------        ---------
                                                       146,962          120,689        307,686          256,207
Costs and expenses
 Cost of sales                                         135,403          104,793        274,650          217,550
 General and administrative                              3,315            2,945          6,670            5,879
 Depreciation, depletion and amortization                3,877            2,623          7,400            5,367
 Exploration expenses, including dry holes                 804              884          1,270            1,910
 Miscellaneous                                              54              105             82              135
                                                     ---------        ---------      ---------        ---------
                                                       143,453          111,350        290,072          230,841
                                                     ---------        ---------      ---------        ---------
Income from operations                                   3,509            9,339         17,614           25,366
Other
 Interest income                                           262               55            443              153
 Interest expense                                       (2,122)          (2,260)        (4,242)          (4,550)
                                                     ---------        ---------      ---------        ---------
                                                        (1,860)          (2,205)        (3,799)          (4,397)
                                                     ---------        ---------      ---------        ---------
Income before income taxes and cumulative effect
 of change in accounting for turnarounds                 1,649            7,134         13,815           20,969
Income tax provision
 Current                                                    54            2,292          4,555            7,098
 Deferred                                                  612              576          1,025            1,332
                                                     ---------        ---------      ---------        ---------
                                                           666            2,868          5,580            8,430
                                                     ---------        ---------      ---------        ---------
Income before cumulative effect of
  change in accounting method                              983            4,266          8,235           12,539
Cumulative effect to August 1, 1994 of change
  in accounting for turnarounds, net of taxes                -                -          5,703                -
                                                     ---------        ---------      ---------        ---------
Net income                                           $     983        $   4,266      $  13,938        $  12,539
                                                     =========        =========      =========        =========

Income per common share
 Income before cumulative effect
  of change in accounting method                     $     .12        $     .52      $    1.00        $    1.52
 Cumulative effect to August 1, 1994  of change
  in accounting for turnarounds, net of taxes                -                -            .69                -
                                                     ---------        ---------      ---------        ---------
Net income                                           $     .12        $     .52      $    1.69        $    1.52
                                                     =========        =========      =========        =========

Cash dividends paid per share                        $     .10        $    .075      $     .20        $     .15
Average number of shares of common
 stock outstanding (in thousands)                        8,254            8,254          8,254            8,254

See accompanying notes.

                              HOLLY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                          Unaudited
                                                                                       Six Months Ended
                                                                                         January 31,
                                                                                ----------------------------
                                                                                  1995                1994
                                                                                --------            --------
   Cash flows from operating activities
      Net income                                                               $ 13,938            $  12,539
      Adjustments to reconcile net income
       to net cash provided by operating activities
          Depreciation, depletion and amortization                                7,400                5,367

          Deferred income taxes                                                   1,025                1,332
          Dry hole costs and leasehold impairment                                   374                  956
          Cumulative effect to August 1, 1994 of
             change in accounting for turnarounds                                (5,703)                   -
          Changes in other assets and liabilities
             Decrease in accounts receivable                                     13,381                7,037
             (Increase) decrease in inventories                                   4,293               (1,402)
             Increase in income taxes receivable                                 (2,125)                   -
             (Increase) decrease in prepayments and other                         1,893               (1,691)
             Decrease in accounts payable                                       (12,528)                (285)
             Decrease in accrued liabilities                                     (1,060)              (4,891)
             Decrease in income taxes payable                                      (111)              (6,377)
          Other, net                                                             (2,765)                 556
                                                                                -------             --------
         Net cash provided by operating activities                               18,012               13,141

   Cash flows from financing activities
      Reduction in long-term debt                                                    (8)                  (8)
      Cash dividends                                                             (1,651)              (1,238)
                                                                                -------             --------
         Net cash used for financing activities                                  (1,659)              (1,246)

   Cash flows from investing activities
      Additions to properties, plants and equipment                              (6,644)             (12,986)
                                                                                -------             --------
         Net cash used for investment activities                                 (6,644)             (12,986)
                                                                                -------             --------

   Cash and cash equivalents
      Increase (decrease) for the period                                          9,709               (1,091)
      Beginning of year                                                           3,297                6,631
                                                                                -------             --------
      End of period                                                             $13,006             $  5,540
                                                                                =======             ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                                  $ 4,242             $  4,416
      Income taxes                                                              $ 6,744             $ 13,407

See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1994), reflect all adjustments (consisting only of normal recurring adjustments, except for the accounting change as described in Note B below) necessary to present fairly the Company's consolidated financial position as of January 31, 1995, the consolidated results of operations for the three and six months ended January 31, 1995 and 1994, and consolidated cash flows for the six months ended January 31, 1995 and 1994.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 1995 are not necessarily indicative of the results to be expected for the full year.

Note B - Accounting Change

       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the current year of $5,703,000, or $.69 per common share. Excluding the cumulative effect, the change increased net income for the second quarter of fiscal 1995 by $102,000 or $.01 per common share and increased net income for the six months ended January 31, 1995 by $1,022,000 or $.12 per common share. If the accounting change for turnaround costs had been retroactively applied, pro forma net income for both the quarter and the six months ended January 31, 1994 would have increased by $1,058,000 or $.13 per share over what was originally reported and net income for the full 1994 fiscal year would have increased by $1,266,000 or $.15 per share to pro forma net income amounts for the 1994 fiscal year of $21,983,000 or $2.66 per share.

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

       In this regard, a tentative resolution of a substantial portion of the litigation has been reached. Under this approach, the Company would close the existing evaporation ponds of its wastewater management system, at a cost which will likely not exceed $1 million, to be expended over a several year period (a reserve of $2 million was recorded in fiscal 1993, principally to provide for the cost of closing existing ponds). Under the tentative resolution, the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach is utilized, the Company could incur capitalizable costs which were previously reported to be anticipated in the $5 to $10 million range over the next several years, now appear to be less.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations

       Net income for the second quarter ended January 31, 1995 was $1.0 million as compared to $4.3 million for the second quarter of the prior year. For the six months ended January 31, 1995, net income was $13.9 million, (which included a $5.7 million accounting change in the first quarter for the cummulative effect of a change in accounting for turnarounds relating to prior periods), as compared to $12.5 million for the six months in the same period of fiscal 1994.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The amortization of turnaround costs is recorded in depreciation, depletion and amortization expense, whereas previously the expenses accrued prior to the turnaround were recorded in cost of sales as an operating expense. The increase in the current year in depreciation expense is primarily the result of this change in accounting. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the current year of $5.7 million. Excluding the cumulative effect, the change increased net income for the second quarter of fiscal 1995 by $.1 million and increased net income for the six months ended January 31, 1995 by $1.0 million. If the accounting change for turnaround costs had been retroactively applied, pro forma net income for both the quarter and the six months ended January 31, 1994 would have increased by $1.1 million over what was originally reported and net income for the full 1994 fiscal year would have been increased by $1.3 million to pro forma net income for the 1994 fiscal year of $22.0 million.

       Excluding the effects of the change in accounting for turnarounds, the decreases in net income in the second quarter and six months ended January 31, 1995, as compared to the prior year periods, are due primarily to reduced refinery margins, offset partially by the effect of increases in volumes sold. Refinery margins for both periods in the current year were less than in the comparable prior year periods as crude oil costs increased at a greater rate than product prices. Refinery margins were especially poor in the latter part of the current year's second quarter as product prices fell from the first quarter levels without corresponding decreases in crude oil costs. Margins at the Montana refinery were particularly weak for both the three-and six-month periods as compared to the prior year. Refinery margins have recently shown some improvement from the low levels of the second quarter of fiscal 1995. Revenues for both the quarter and six months ended January 31, 1995 were higher due to sales volumes increases in the current year periods of 9% and 15%, respectively, from the prior year and due to higher product prices. The prior year's sales volumes were reduced as a result of a major maintenance turnaround at Navajo Refining Company's New Mexico facilities in the September to November 1993 period.

                               HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Financial Condition

       Cash flows from operations during the six months ended January 31, 1995 exceeded capital expenditures and dividends paid, resulting in a net increase of cash and cash equivalents of $9.7 million. Working capital increased during the six months by $10.2 million to $28.4 million at January 31, 1995. The Company's long-term debt now represents 49.0% of total capitalization as compared to 53.5% at July 31, 1994. At January 31, 1994, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for at least the next few years.

       Net cash provided by operating activities amounted to $18.0 million in the first six months of fiscal 1995, as compared to $13.1 million in the same period of the prior year. The principal reason for the increase in cash provided from operations was changes in working capital accounts; this factor was partially offset by the reduction in income before the accounting change. The change in the method of accounting for turnaround costs had no effect on cash provided from operations.

       Cash flows used for investing activities were $6.6 million in the first six months of fiscal 1995, as compared to $13.0 million in the same period of the prior year, all of which amounts were for capital expenditures. The Company has adopted capital budgets totalling $17 million for fiscal 1995, of which $13 million is principally for refinery projects and $4 million is for oil and gas exploration. The majority of the oil and gas budget relates to anticipated costs of completion and of production facilities for two offshore properties. While it is inherently difficult to anticipate what future regulatory requirements may necessitate, the Company believes that capital expenditures in the near future required for current refining and oil and gas operations should not substantially exceed the level of capital expenditures that has been required in the past few years.

       Cash flows used for financing activities amounted to $1.7 million in the first six months of fiscal 1995, as compared to $1.2 million in the same period of the prior year; substantially all of these amounts were for dividends. The next principal payment of $5.6 million on the Company's Senior Notes is due in June 1995.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       While the Company believes it is well positioned to meet present and future competitive pressures, a previously reported development should be noted. In December 1993, Diamond Shamrock, Inc., an independent refiner and retailer headquartered in San Antonio, Texas, announced its intention to build a 400-mile 10-inch pipeline, with initial capacity of 32,000 BPD of refined products, from its McKee refinery near Dumas, Texas to El Paso, Texas. Such a pipeline, which Diamond Shamrock has stated it anticipates to complete in the spring of 1995, could substantially increase the supply of product in the Company's markets.

       In January 1995, Williams Energy Ventures, a unit of the Williams Companies, Inc., announced the cancellation of their investment in a complex 50,000 BPD refinery near Phoenix, Arizona, which had been previously reported.

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

       As previously disclosed, Navajo has answered the complaint, denying all the allegations of legal liability and asserting affirmative defenses. Since near the outset of this matter, the Company and the Government have been pursuing settlement discussions. It now appears that the parties have reached a tentative resolution that would resolve some if not all of the litigation. Under this resolution, the Company would close the existing evaporation ponds of its wastewater management system, at a cost which will likely not exceed $1 million, to be expended over a several year period (a reserve of $2 million was recorded in fiscal 1993, principally to provide for the cost of closing existing ponds). Under the tentative resolution, the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach is utilized, the Company could incur costs which were previously reported to be anticipated in the $5 to $10 million range over the next several years, now appear to be less. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles.

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

                                              HOLLY CORPORATION
                                        --------------------------------
                                        (Registrant)



Date:  March 17, 1995                   By /S/Henry A. Teichholz
       --------------                     -------------------------------------
                                          Henry A. Teichholz
                                          Vice President, Treasurer
                                            and Controller
                                          (Duly Authorized Principal
                                           Financial and Accounting
                                           Officer)

                               HOLLY CORPORATION

                               INDEX TO EXHIBITS


              (Exhibits are numbered to correspond to the exhibit
                      table in Item 601 of Regulation S-K)



                       Exhibit
                       Number              Description
                       ------              -----------
                         27       -        Financial Data Schedule