Form 10-Q
period 1995-04-30
HOLLY CORP
filed 1995-06-07
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 1995
                               -----------------------

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   -----------------
Commission File Number 1-3876

                               HOLLY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          75-1056913
- ---------------------------------                  -----------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                     75201-6927
- ----------------------------------------           -----------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (214) 871-3555
                                                   -----------------------------

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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on May 31, 1995.

                               HOLLY CORPORATION

                                     INDEX



                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         April 30, 1995 (Unaudited) and July 31, 1994                                              3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 1995 and 1994                                4

      Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended April 30, 1995 and 1994                                                 5

      Notes to Consolidated Financial Statements (Unaudited)                                       6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  8


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                     12

   Item 6.  Exhibits and Reports on Form 8K                                                       12


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                                                           Unaudited
                                                                                            April 30,            July 31,
                                                                                              1995                 1994
                                                                                           ----------           ---------
                                          ASSETS
                                          ------
Current assets
   Cash and cash equivalents                                                                $ 16,940             $  3,297
   Accounts receivable:  Trade                                                                39,742               45,259
                         Crude oil                                                            46,386               49,021
                                                                                            --------             --------
                                                                                              86,128               94,280
   Inventories:  Crude oil and refined products                                               33,631               37,949
                 Materials and supplies                                                        6,349                6,046
                                                                                            --------             --------
                                                                                              39,980               43,995
   Income taxes receivable                                                                     3,822                  697
   Prepayments and other                                                                       9,435                9,340
                                                                                            --------             --------
             Total current assets                                                            156,305              151,609
Properties, plants and equipment, at cost                                                    245,713              236,185
Less accumulated depreciation, depletion and amortization                                    115,778              107,223
                                                                                            --------             --------
                                                                                             129,935              128,962
Other assets                                                                                   4,193                1,243
                                                                                            --------             --------
                                                                                            $290,433             $281,814
                                                                                            ========             ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities
   Accounts payable                                                                         $106,935             $112,084
   Accrued liabilities                                                                        14,763               14,945
   Income taxes payable                                                                          625                  736
   Current maturities of long-term debt                                                        5,608                5,608
                                                                                            --------             --------
             Total current liabilities                                                       127,931              133,373
Deferred income taxes                                                                         17,371               14,829
Long-term debt, less current maturitie                                                        68,832               68,840

Contingencies
Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                                                     -                    -
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                                                         87                   87
   Additional capital                                                                          6,132                6,132
   Retained earnings                                                                          71,059               59,942
                                                                                            --------             --------
                                                                                              77,278               66,161

   Common stock held in treasury, at cost - 396,768 shares                                      (569)                (569)
   Deferred charge - amount due from ESOP                                                       (410)                (820)
                                                                                            --------             --------
             Total stockholders' equity                                                       76,299               64,772
                                                                                            --------             --------
                                                                                            $290,433             $281,814
                                                                                            ========             ========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                                      Unaudited                        Unaudited
                                                                  Three Months Ended               Nine Months Ended
                                                                      April 30,                        April 30,
                                                              --------------------------       --------------------------
                                                                  1995           1994             1995            1994
                                                              -----------     ----------       ----------     -----------
Revenues
 Net sales                                                   $  146,923       $  143,791       $  453,786        $ 399,701
 Miscellaneous                                                      124              143              947              440
                                                             ----------       ----------       ----------        ---------
                                                                147,047          143,934          454,733          400,141
Costs and expenses
 Cost of sales                                                  137,672          120,371          412,322          337,921
 General and administrative                                       2,959            3,274            9,629            9,153
 Depreciation, depletion and amortization                         4,335            2,684           11,735            8,051
 Exploration expenses, including dry holes                        1,181              796            2,451            2,706
 Miscellaneous                                                       25               23              107              158
                                                             ----------       ----------       ----------        ---------
                                                                146,172          127,148          436,244          357,989
                                                             ----------       ----------       ----------        ---------
Income from operations                                              875           16,786           18,489           42,152
Other
 Interest income                                                    289              101              732              254
 Interest expense                                                (2,095)          (2,252)          (6,337)          (6,802)
                                                             ----------       ----------       ----------        ---------
                                                                 (1,806)          (2,151)          (5,605)          (6,548)
                                                             ----------       ----------       ----------        ---------
Income (loss) before income taxes and cumulative
 effect of change in accounting for turnarounds                    (931)          14,635           12,884           35,604
Income tax provision (benefit)
 Current                                                           (969)           5,318            3,586           12,416
 Deferred                                                           414              587            1,439            1,919
                                                             ----------       ----------       ----------        ---------
                                                                   (555)           5,905            5,025           14,335
                                                             ----------       ----------       ----------        ---------
Income (loss) before cumulative effect of
  change in accounting method                                      (376)           8,730            7,859           21,269
Cumulative effect to August 1, 1994 of change
  in accounting for turnarounds, net of taxes                         -                -            5,703                -
                                                             ----------       ----------       ----------        ---------
Net income (loss)                                            $     (376)      $    8,730       $   13,562        $  21,269
                                                             ==========       ==========       ==========        =========

Income (loss) per common share
 Income (loss) before cumulative effect
  of change in accounting method                             $     (.05)      $     1.06       $      .95        $    2.58
 Cumulative effect to August 1, 1994  of change
  in accounting for turnarounds, net of taxes                         -                -              .69                -
                                                             ----------       ----------       ----------        ---------
Net income (loss)                                            $     (.05)      $     1.06       $     1.64        $    2.58
                                                             ==========       ==========       ==========        =========

Cash dividends paid per share                                $      .10       $      .10       $      .30        $     .25
Average number of shares of common
 stock outstanding (in thousands)                                 8,254            8,254            8,254            8,254

See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                          Unaudited
                                                                                       Nine Months Ended
                                                                                           April 30,
                                                                                ----------------------------
                                                                                  1995                1994
                                                                                --------            --------
   Cash flows from operating activities
      Net income                                                               $ 13,562             $ 21,269
      Adjustments to reconcile net income
       to net cash provided by operating activities
          Depreciation, depletion and amortization                               11,735                8,051
          Deferred income taxes                                                   1,439                1,919
          Dry hole costs and leasehold impairment                                   652                1,037
          Cumulative effect to August 1, 1994 of
             change in accounting for turnarounds                                (5,703)                   -
          Changes in other assets and liabilities
             (Increase) decrease in accounts receivable                           8,152               (1,282)
             Decrease in inventories                                              4,015                  869
            Increase in income taxes receivable                                  (3,094)                   -
             (Increase) decrease in prepayments and other                         1,458                 (614)
             Increase (decrease) in accounts payable                             (5,149)                  21
             Increase (decrease) in accrued liabilities                           2,473               (1,566)
             Decrease in income taxes payable                                      (111)              (2,452)
           Other, net                                                            (2,696)                 630
                                                                               --------             --------
         Net cash provided by operating activities                               26,733               27,882

   Cash flows from financing activities
      Reduction in long-term debt                                                    (8)                  (8)
      Cash dividends                                                             (2,476)              (2,063)
                                                                               --------             --------
         Net cash used for financing activities                                  (2,484)              (2,071)

   Cash flows from investing activities
      Additions to properties, plants and equipment                             (10,606)             (18,505)
                                                                               --------             --------
         Net cash used for investment activities                                (10,606)             (18,505)
                                                                               --------             --------

   Cash and cash equivalents
      Increase for the period                                                    13,643                7,306
      Beginning of year                                                           3,297                6,631
                                                                               --------             --------
      End of period                                                            $ 16,940             $ 13,937
                                                                               ========             ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                                 $  4,249             $  4,569
      Income taxes                                                             $  6,744             $ 14,752



See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1994), reflect all adjustments (consisting only of normal recurring adjustments, except for the accounting change as described in Note B below) necessary to present fairly the Company's consolidated financial position as of April 30, 1995, the consolidated results of operations for the three and nine months ended April 30, 1995 and 1994, and consolidated cash flows for the nine months ended April 30, 1995 and 1994.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 1995 are not necessarily indicative of the results to be expected for the full year.

Note B - Accounting Change

       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the current year of $5,703,000, or $.69 per common share. Excluding the cumulative effect, the change decreased net income for the third quarter of fiscal 1995 by $72,000 or $.01 per common share and increased net income for the nine months ended April 30, 1995 by $950,000 or $.12 per common share. If the accounting change for turnaround costs had been retroactively applied, pro forma net income for the third quarter of fiscal 1994 would have increased by $104,000 or $.01 per share and for the nine months ended April 30, 1994 would have increased by $1,162,000 or $.14 per share over what was originally reported, and net income for the full 1994 fiscal year would have increased by $1,266,000 or $.15 per share to pro forma net income amounts for the 1994 fiscal year of $21,983,000 or $2.66 per share.

Note C - Contingencies

       In July 1993, the United States Department of Justice ("DOJ") filed suit against Navajo alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the Environmental Protection Agency ("EPA") by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The Company believes that the parties are in the final stage of negotiating a resolution of the litigation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system at a cost of substantially less than $1 million. The settlement also contemplates that the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach is utilized, the Company would incur total costs of approximately $3 million over the next several years. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. The settlement with the DOJ also is expected to involve the payment of a civil penalty of no more that $2 million. In fiscal 1993, the Company recorded a $2 million reserve for the litigation.

Note D - Subsequent Event

       The Company filed a Form S-3 Registration Statement on May 17, 1995 relating to the sale of 2,500,000 shares of common stock (before an over-allotment option of up to 375,000 shares granted to the underwriters for such offering by certain selling stockholders). Of those shares, 1,500,000 shares will be sold by the Company and 1,000,000 shares (plus up to 375,000 shares pursuant to the over-allotment option) will be sold by selling stockholders. The Company will not receive any portion of the proceeds from the sale of shares of common stock by the selling stockholders.

       The Company will use $15 million of the net offering proceeds to pay for certain capital improvements to enhance its Navajo Refinery, located in New Mexico. It will use the balance of the net offering proceeds, together with internally generated funds, for other capital improvement projects currently being evaluated and/or for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations

       For the third quarter ended April 30, 1995, the Company had a net loss of $.4 million as compared to net income of $8.7 million for the third quarter of the prior year. For the nine months ended April 30, 1995, net income was $13.6 million (which included a $5.7 million contribution in the first quarter for the cumulative effect of a change in accounting for turnarounds relating to prior periods) compared to $21.3 million for the same period of fiscal 1994.

       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at two- to three- year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The amortization of turnaround costs is recorded in depreciation, depletion and amortization expense, whereas previously the expenses accrued prior to the turnaround were recorded in cost of sales as an operating expense. The increase in the current year in depreciation expense is primarily the result of this change in accounting. The cumulative effect of this accounting change was to increase net income in the current year by $5.7 million. Excluding the cumulative effect of the accounting change, the new method of accounting for turnaround costs decreased net income for the third quarter of fiscal 1995 by $.1 million and increased net income for the nine months ended April 30, 1995 by $1.0 million. If the accounting change for turnaround costs had been retroactively applied, pro forma net income for the third quarter of fiscal 1994 would have increased by $.1 million and for the nine months ended April 30, 1994 would have increased by $1.2 million to $22.4 million and pro forma net income for the full 1994 fiscal year would have increased by $1.3 million to $22.0 million.

       Excluding the effects of the change in accounting for turnarounds, the $13.4 million decrease in net income for the first nine months of fiscal 1995 compared to the prior year period is due primarily to a 26% reduction in gross margins per barrel, offset partially by an 8% increase in volumes sold. Gross margins for the current year were less than in the comparable prior year period because crude oil costs per barrel increased 18% over the prior year, while product prices per barrel increased only 5%. Gross margins per barrel at the Montana Refinery were 34% below the comparable prior year period because product prices per barrel increased 1% over the prior year levels while crude oil costs per barrel increased 27%; gross margins were weakest in the latter part of the second quarter and the early part of the third quarter of fiscal 1995. Revenues for the nine months ended April 30, 1995 were 14% higher than in the comparable prior year period due to an 8% increase in sales volumes

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


in the current year period and 5% higher product prices per barrel in the first nine months of fiscal 1995 compared to the 1994 period. The prior year's sales volumes were adversely affected by the scheduled maintenance turnaround at the Navajo Refinery from September to November 1993.

       The decrease in income of $9.1 million for the third quarter of fiscal 1995, resulting in a net loss of $.4 million, as compared to the prior year quarter is due primarily to a 33% reduction in gross margins per barrel, compounded by a 5% decrease in volumes sold. Gross margins in the current quarter were less than the comparable prior year period because crude oil costs per barrel increased 24% over the prior year, while product prices per barrel increased at only an 8% rate. Gross margins per barrel at the Montana Refinery were 43% below the comparable prior year quarter because product prices per barrel increased 2% over the prior year quarter while crude oil costs per barrel increased 38%. Revenues for the quarter ended April 30, 1995 were 2% higher than in the comparable prior year period due to an 8% increase in product prices per barrel, offset partially by a 5% decrease in volumes sold.

       Financial Condition

       The Company filed a Form S-3 Registration Statement on May 17, 1995 relating to the sale of up to 2,500,000 shares of common stock (before an over-allotment option of up to 375,000 shares granted to the underwriters for such offering by certain selling stockholders of the Company). Of those shares, 1,500,000 shares will be sold by the Company and 1,000,000 shares (plus up to 375,000 shares subject to the over-allotment option) will be sold by the selling stockholders. The Company will not receive any portion of the proceeds from the sale of shares of common stock by the selling stockholders.

       The Company plans to use approximately $15 million of its net proceeds from the sale of the common stock to pay for certain identified enhancement projects to enhance Navajo Refinery, located in Artesia, New Mexico. Those projects involve upgrades to the FCC and alkylation units, the construction of an isomerization unit and the installation of a new selective hydrogenation process ("SHP") unit. Management expects these projects to increase the Navajo Refinery's total gasoline production and to improve its ability to produce a greater proportion of "premium" (high octane) gasoline. In addition, these enhancements and plant additions are expected to improve management's flexibility to operate using different types of crude oils and other raw materials and to provide a platform for further refinery expansion, if appropriate, in the future. The Company will use its remaining proceeds, together with internally generated funds, for other capital improvement projects currently being evaluated by it and/or for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Cash flows from operations during the nine months ended April 30, 1995 exceeded capital expenditures and dividends paid, resulting in a net increase of cash and cash equivalents of $13.6 million. Working capital increased during the first nine months of fiscal 1995 by $10.1 million to $28.4 million at April 30, 1995. The Company's long-term debt represented 49.4% of total capitalization at April 30, 1995 compared to 53.5% at July 31, 1994. At April 30, 1995, the Company had $25 million of borrowing capacity under the Credit Agreement, which is available for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations and the estimated net proceeds from the sale of 1,500,000 shares of common stock being offered, should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements (including requirements related to the identified refinery enhancement projects for the Navajo Refinery) and debt service obligations and to permit the payment of dividends for the foreseeable future.

       Net cash provided by operating activities amounted to $26.7 million in the first nine months of fiscal 1995 compared to $27.9 million in the same period of the prior year. The principal reason for the slight decrease in cash provided from operations was the reduction in income before the accounting change, which was almost offset by changes in working capital accounts. The change in the method of accounting for turnaround costs had no effect on cash provided from operations.

       Cash flows used for investing activities (consisting solely of capital expenditures) were $10.6 million in the first nine months of fiscal 1995 compared to $18.5 million in the same period of the prior year. Excluding the capital improvement projects as described above, the Company has a $15 million capital budget for fiscal 1995, of which $11 million is for refinery projects, with the remaining $4 million for oil and gas exploration. Although there can be no assurances, management considers the planned maintenance expenditures for 1995 of approximately $8 million to be indicative of the level of capital spending that will be necessary to maintain the Company's operations in the future. The majority of the oil and gas budget will be used to fund the anticipated costs of completion of production facilities for two offshore properties in which the Company has an interest. Although the Company's capital expenditures budget contemplates capitalizable costs associated with compliance with environmental regulations, the regulations implementing recent amendments to the Clean Air Act could have a substantial impact on the Company's future capital spending requirements. Final regulations implementing these amendments have not yet been promulgated; therefore, the costs of complying with these regulations are not yet determinable by the Company. In addition, the Company is unable to predict the impact that new environmental rules and regulations or changes in interpretations of existing laws and regulations might have on its capital spending needs.

       Cash flows used for financing activities amounted to $2.5 million in the first nine months of fiscal 1995 compared to $2.1 million in the same period of the prior year; substantially all of these amounts were for dividends. The next principal payment of $5.6 million on the Company's Senior Notes is due in June 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Diamond Shamrock, Inc., an independent refiner and marketer, is building a 420-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso, the Company's largest market. Diamond Shamrock has announced that it expects to complete that pipeline, which will have an initial capacity of 25,000 BPD, in October 1995, and that it intends to use its pipeline to supply fuel to the El Paso, Arizona and northern Mexico markets. The Diamond Shamrock pipeline could substantially increase the supply of products in the Company's principal markets. At times in the past, the common carrier pipelines used by the Company to serve the Tucson and Phoenix markets have been operated at or near their capacity. In addition, the common carrier pipeline used by the Company to serve the Albuquerque market currently is operating at or near capacity. As a result, the volume of refined products that the Company and other shippers have been able to deliver to these markets at times has been limited. In general, there is no assurance that the Company will not experience future constraints on its ability to deliver its products through common carrier pipelines or that any existing constraints will not worsen. In particular, the flow of additional product into El Paso for shipment to Arizona, either as a result of the Diamond Shamrock pipeline or otherwise, could result in the reoccurrence of such constraints.

       In July 1993, the United States Department of Justice (the "DOJ"), on behalf of the Environmental Protection Agency (the "EPA"), filed suit against Navajo alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The Company believes that the parties are in the final stage of negotiating a resolution of the litigation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system at a cost believed to be substantially less than $1 million. The settlement also contemplates that the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach is utilized, the Company could incur costs of approximately $3 million over the next several years. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. The settlement with the DOJ also is expected to involve the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for the litigation.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

       In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that the Company's subsidiary, Navajo Refining Company, beginning in September 1990 and continuing until the present, had violated and continues to violate the RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. The Company believes the parties are in the final stages of negotiating a resolution to this litigation. For additional discussion, please see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C to the Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:  See Index to Exhibits on page 14.

       (b)    Reports on Form 8-K:  None.

                                   SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         HOLLY CORPORATION
                                                   ----------------------------
                                                   (Registrant)



Date:  June 7, 1995                                By /S/Henry A. Teichholz
                                                      Henry A. Teichholz
                                                      Vice President, Treasurer
                                                       and Controller
                                                      (Duly Authorized Principal
                                                       Financial and Accounting
                                                       Officer)

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