Form 10-K
period 1995-07-31
HOLLY CORP
filed 1995-10-26
CIK 48039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED JULY 31, 1995
                                     OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM             TO
                       COMMISSION FILE NUMBER 1-3876

                               HOLLY CORPORATION
            (Exact name of registrant, as specified in its charter)

                   DELAWARE                                     75-1056913
         (State or other jurisdiction              (I.R.S. Employer Identification No.)
      of incorporation or organization)

              100 CRESCENT COURT                                75201-6927
                  SUITE 1600                                    (Zip Code)
                DALLAS, TEXAS
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 871-3555

                             ---------------------

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

                                      NONE

                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/     No / /

     On October 13, 1995, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $98,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

     8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on October 13, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's proxy statement for its annual meeting of stockholders in December 1995, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after July 31, 1995, are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                              OF HOLLY CORPORATION
                        FISCAL YEAR ENDED JULY 31, 1995




                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTY

       Holly Corporation, including its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is an independent refiner of petroleum and petroleum derivatives and produces high value light products such as gasoline, diesel fuel and jet fuel for sale primarily in the southwestern United States and northern Mexico. Navajo Refining Company ("Navajo"), one of the wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which it operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD") and can process a variety of high sulphur sour crude oils. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a range of crude oils and which serves primarily the State of Montana.

       In addition to its refining operations, the Company also conducts a small-scale oil and gas exploration and production program.

       The Company was incorporated in Delaware in 1947.

       The following table sets forth certain information about the refinery operations of the Company during the last five fiscal years:

                                                                        Years ended July 31,
                                                         ----------------------------------------------------------
                                                          1995          1994        1993       1992           1991
                                                         ------        ------      ------     ------         ------
    Refinery production (BPD)(1)  . . . . . . .          68,100        64,300(2)   65,300     55,200         44,800(2)
    Crude charge (BPD) (3)  . . . . . . . . . .          65,636        60,911(2)   62,115     51,723         43,838(2)
    Refinery utilization(4)   . . . . . . . . .           98.0%         90.9%(2)    92.7%      88.2%          93.3%(2)
    Average per barrel:
      Net sales   . . . . . . . . . . . . . . .          $24.02        $22.88      $25.43     $24.84         $29.79
      Raw material costs(5)   . . . . . . . . .           19.02         16.99       20.10      20.41          24.61
                                                         ------        ------      ------     ------         ------
      Gross margin  . . . . . . . . . . . . . .          $ 5.00        $ 5.89      $ 5.33     $ 4.43         $ 5.18
                                                         ======        ======      ======     ======         ======

    Product sales (percent of total sales volume)(6):
      Gasolines   . . . . . . . . . . . . . . .           55.5%         54.5%       52.0%      49.4%          46.6%
      Diesel fuels  . . . . . . . . . . . . . .            20.1          20.1        23.6       21.1           20.1
      Jet fuels   . . . . . . . . . . . . . . .            11.3          11.7        10.4       13.2           18.2
      Asphalt   . . . . . . . . . . . . . . . .             8.4           9.4         9.8       10.8            8.9
      LPG and other   . . . . . . . . . . . . .             4.7           4.3         4.2        5.5            6.2
                                                         ------        ------      ------     ------         ------

        Total   . . . . . . . . . . . . . . . .          100.0%        100.0%      100.0%     100.0%         100.0%
                                                         ======        ======      ======     ======         ======

__________

 (1) Barrels per calendar day of refined products produced from crude oil and other raw materials.
 (2) Refinery production, crude charge and utilization rates were reduced as a result of a scheduled turnaround for major maintenance at the Navajo Refinery.
 (3)    Barrels per day of crude oil processed.
 (4)    Crude charge divided by crude capacity.
 (5)    Includes cost of refined products purchased for resale.
 (6) Includes refined products purchased for resale representing 2.3%, 3.9%, 3.2%, 0.7% and 0.7%, respectively, of total sales volume for the periods shown in the table above.


NAVAJO REFINING COMPANY

   FACILITIES

       With the completion of a major expansion in December 1991, Navajo's refinery capacity increased from 40,000 to 60,000 BPD. The Navajo Refinery has the ability to process a variety of sour crude oils and, as a result of the expansion, has increased the proportion of throughput that can be converted into high value light products (such as gasoline, diesel fuel and jet fuel). The expansion has also increased internal high octane capabilities and has augmented overall operating flexibility.

       For the last three fiscal years, sour crude oils have represented approximately 85% of the crude oils processed by the Navajo Refinery. The Navajo Refinery's processing capabilities enable management to vary its crude supply mix to take advantage of changes in raw materials prices and to respond to fluctuations in the availability of crude oil supplies. The Navajo Refinery converts approximately 86% of its raw materials throughput into high value light products. For fiscal 1995, gasoline, diesel fuel and jet fuel (including volumes purchased for resale) represented 57.8%, 19.5%, and 11.0%, respectively, of Navajo's sales volume. For the last three fiscal years, excluding downtime for scheduled maintenance and turnarounds, the Navajo Refinery has operated at an average annual crude capacity utilization rate of approximately 97%.

       The following table sets forth certain information concerning the operations of Navajo during the last five fiscal years:

                                                                            Years ended July 31,
                                                         ----------------------------------------------------------
                                                          1995          1994        1993       1992           1991
                                                         ------        ------      ------     ------         ------

    Refinery production (BPD)(1)  . . . . . . .          61,900        57,400(2)   58,600     48,900         38,800(2)
    Crude charge (BPD) (3)  . . . . . . . . . .          59,614        54,089(2)   55,488     45,363         37,663(2)
    Refinery utilization(4)   . . . . . . . . .           99.4%         90.1%(2)    92.5%      87.8%          94.2%(2)
    Average per barrel:
      Net sales   . . . . . . . . . . . . . . .          $23.90        $22.63      $25.39     $24.69         $29.89
      Raw material costs(5)   . . . . . . . . .           19.13         17.20       20.26      20.53          24.67
                                                         ------        ------      ------     ------         ------
      Gross margins   . . . . . . . . . . . . .          $ 4.77        $ 5.43      $ 5.13     $ 4.16         $ 5.22
                                                         ======        ======      ======     ======         ======

__________

 (1) Barrels per calendar day of refined products produced from crude oil and other raw materials.
 (2) Refinery production, crude charge and utilization rates were reduced as a result of a scheduled turnaround for major maintenance.
 (3)    Barrels per day of crude oil processed.
 (4)    Crude charge divided by crude capacity.
 (5)    Includes cost of refined products purchased for resale.

       Navajo's Artesia facility is located on a 300-acre site and has fully integrated crude, FCC, vacuum distillation, alkylation, hydrodesulfurization and reforming units, and approximately 1.5 million barrels of feedstock and product tank storage, as well as other supporting units and office buildings at the site. The Artesia facilities are operated in conjunction with integrated refining facilities located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at Lovington consists of a crude unit and an associated vacuum unit. The Lovington facility processes crude oil into intermediate products, which are transported to Artesia through a Company-owned eight-inch pipeline or by tanker truck.

       The Company's 500 miles of crude gathering pipelines lead to the Artesia and Lovington facilities from various points in southeastern New Mexico. The Company distributes refined products from the Navajo Refinery to its principal markets primarily through (i) a Company-owned pipeline which extends from Artesia to El Paso and (ii) a Company-owned pipeline extending from Artesia to Orla, Texas and from there west to El Paso. The Company has product storage at terminals in Tucson, Albuquerque, Artesia and El Paso in which the Company has 50% or greater interests. The Company also owns a segment of products pipeline running from Orla to Odessa, Texas, which is currently inactive.

   MARKETS AND COMPETITION

       The Navajo Refinery primarily serves the growing southwestern United States market, including El Paso, Albuquerque, Phoenix and Tucson, and the northern Mexico market. The Company's products are shipped by pipeline from El Paso to Albuquerque via a products pipeline system owned by Chevron Pipeline Company and to Tucson and Phoenix via a products pipeline system owned by Santa Fe Pacific Pipeline. Access to the Company's markets by Gulf Coast refiners is limited primarily by the lack of available product pipelines.

       The petroleum refining business is highly competitive. Among the Company's competitors are some of the world's largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. The Company competes with independent refiners as well. Competition in particular geographic markets is affected primarily by the amounts of refined products produced by refineries located in such markets and by the availability of refined products and the cost of transportation to such markets from refineries located outside those markets. Diamond Shamrock, Inc., an independent refiner and marketer, is building a 420-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso, the Company's largest market. Diamond Shamrock has announced that it expects to complete that pipeline, which will have an initial capacity of 25,000 BPD, in the fourth quarter of calendar 1995, and that it intends to use its pipeline to supply fuel to the El Paso, Arizona and northern Mexico markets. The Diamond Shamrock pipeline could substantially increase the supply of refined products in the Company's principal markets. In addition, there is excess pipeline capacity from the West Coast into the Company's Arizona markets. There can be no assurance that West Coast refiners will not seek to increase shipments of refined products into the Company's markets through existing pipelines, new pipelines or otherwise. In addition, in June 1995, an investor group announced that it is negotiating to purchase an existing crude oil pipeline running from West Texas to a refinery near Houston as part of the investor group's plan to reverse the line and extend it for use in transporting refined products from the Gulf Coast to El Paso. An increased supply of products in the Company's markets could adversely affect its sales volume and/or the prices it can obtain for its products.

       At times in the past, the common carrier pipelines used by the Company to serve the Arizona markets have been operated at or near their capacity and have been subject to periods of proration. In July 1993, the Company entered into a settlement agreement regarding that pipeline system. Under the agreement, the occurrence of certain defined events will require increases in the capacity of the pipeline. It is anticipated that this settlement lessens, at least in the foreseeable future, the likelihood of prolonged future constraints on the movement of the Company's products into Arizona. In addition, the common carrier pipeline used by the Company to serve the Albuquerque market currently is operating at or near capacity. As a result, the volume of refined products that the Company and other shippers have been able to deliver to this market at times has been limited. In general, no assurances can be given that the Company will not experience future constraints on its ability to deliver its products through common carrier pipelines or that any existing constraints will not worsen. In particular, the flow of additional product into El Paso for shipment to Arizona, either as a result of the new Diamond Shamrock pipeline or otherwise, could result in the reoccurrence of such constraints.

   CRUDE OIL AND FEEDSTOCK SUPPLIES

       The Navajo Refinery is situated near the Permian Basin in an area with historically abundant crude supplies. The Company purchases crude oil from producers in nearby southeastern New Mexico and west Texas, from major oil companies and on the spot market. Crude oil is gathered both through the Company's pipelines and tank trucks and through third party crude oil pipeline systems. Crude oil acquired in locations distant from the refinery is exchanged for crude oil that is transportable to the refinery. In 1993, the Company reactivated a subsidiary, Navajo Crude Oil Marketing Company, to facilitate the purchase of crude oil from leases in west Texas and New Mexico.

   PRINCIPAL PRODUCTS AND MARKETS

       The Navajo Refinery converts approximately 86% of its raw materials throughput into high value light products. Set forth below is certain information regarding the principal products of Navajo during the last five fiscal years:

                                                                      Years ended July 31,
                                  -------------------------------------------------------------------------------------
                                        1995              1994               1993              1992           1991
                                  --------------   ----------------    --------------    --------------  --------------
                                    BPD      %       BPD        %        BPD      %        BPD      %      BPD      %
                                  ------   -----   ------     -----    ------   -----    ------   -----  ------   -----
Product sales (percent of
   total sales volumes)(1)
   Gasolines  . . . . . . . .     36,400    57.8%  33,200      56.5%   32,600    53.4%   24,800    50.3% 18,500    47.7%
   Diesel fuels . . . . . . .     12,300    19.5   11,600      19.7    14,500    23.7    10,300    20.9   7,600    19.6
   Jet fuels  . . . . . . . .      6,900    11.0    6,500      11.1     5,900     9.7     6,200    12.6   7,200    18.5
   Asphalt  . . . . . . . . .      4,500     7.1    4,900       8.3     5,500     9.0     5,000    10.1   2,900     7.5
   LPG and other  . . . . . .      2,900     4.6    2,600       4.4     2,600     4.2     3,000     6.1   2,600     6.7
                                  ------   -----   ------     -----    ------   -----    ------   -----  ------   -----
                                  63,000     100%  58,800       100%   61,100     100%   49,300     100% 38,800     100%
-------------                     ======    ====   ======      ====    ======    ====    ======    ====  ======    ====

       (1) Includes refined products purchased for resale representing 1.9%, 4.0%, 3.2%, 0.4%, and 0.5%, respectively, of total sales volume for the periods shown in the table above.

       Light products are shipped by product pipelines or are made available at distant points by exchanges with others. Light products are also available to customers through truck loading facilities at the refineries and at terminals. The demand for the Company's gasoline and asphalt products has historically been stronger from March through October, which are the peak "driving" and road construction months, than during the rest of the year.

       The Company's principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX (the government-owned energy company of Mexico) and retailers. Navajo's gasoline is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, and Tucson, and in portions of northern Mexico. Diesel fuel is sold to other refiners, wholesalers, independent dealers and railroads. Jet fuel is sold primarily for military use. Military jet fuel is sold to the Defense Fuel Supply Center (the "DFSC") of the Defense Logistics Agency under a series of one-year contracts that can vary significantly from year to year. Navajo sold approximately 6,700 BPD of jet fuel to the DFSC in its 1995 fiscal year and has a contract to supply 8,500 BPD to the DFSC for the year ending September 30, 1996. Asphalt is sold to contractors and government authorities for highway construction and maintenance. Carbon black oil is sold for further processing, and LPGs are sold to petrochemical plants and are used as fuel in refinery operations.

       Approximately 12% of the Company's revenues for fiscal 1995 resulted from the sale of military jet fuel to the United States government. Although there can be no assurance that the Company will be awarded such contracts in the future, the Company has had a supply contract with the United States government for each of the last 26 years. Approximately 7% of the Company's revenues for fiscal 1995 resulted from the sale of gasoline to an affiliate of PEMEX. Those sales were made under a contract that expires in mid-1997. The loss of the Company's supply contract with the United States government or with PEMEX could have a material adverse effect on the Company's results of operations.

   CAPITAL IMPROVEMENT PROJECTS

       As part of its efforts to improve operating efficiencies, management currently intends to enhance the Navajo Refinery by constructing an isomerization unit and upgrading the fluid catalytic cracking unit (FCC).

       The first of these projects is the conversion of an idled reformer to a UOP Isomerization unit. This unit, which is expected to be on-line during the fourth quarter of fiscal 1996, will increase the refinery's internal octane generating capabilities, thereby improving light product yield and increasing the refinery's ability to upgrade additional amounts of lower priced purchased natural gasoline into finished gasoline. The other significant project is a revamp of the refinery's FCC. This revamp, which will be implemented during its next scheduled turnaround in the fall of 1996, will improve the yield of high value products from the FCC by incorporating certain state-of-the-art upgrades. Engineering and equipment procurement will proceed during fiscal 1996, with completion of the revamp and realization of benefits occurring during fiscal 1997. The estimated costs of these two projects is $12.5 million.

       The Company is pursuing a joint venture with Mapco and Amoco Pipeline to provide transportation of liquid petroleum gases from West Texas to Mexico. In connection with this project, a new 12-inch pipeline would be constructed from the Navajo Refinery to El Paso, Texas which would allow realization of reduced operating expenses at current throughputs and, position Navajo to transport higher volumes in the event of future refinery expansion. The new line would replace the currently used 8-inch pipeline which in turn would be transferred to the joint venture. The Company is to have a 25% interest in the joint venture. The net cash investment of the Company in the project, including the Company's interest in the joint venture, is estimated to be $22 million.

MONTANA REFINING COMPANY

       MRC owns a 7,000 BPD petroleum refinery near Great Falls, Montana, which can process a range of crude oils and which serves primarily the State of Montana. For the last three fiscal years, excluding downtime for scheduled maintenance and turnarounds, the Montana Refinery has operated at an average annual crude capacity utilization rate of approximately 94%.

       The following table sets forth certain information regarding the principal products of MRC during the last five years:

                                                                 Years ended July 31,
                                    ---------------------------------------------------------------------------------
                                         1995            1994            1993             1992              1991
                                    -------------   -------------   --------------   ---------------   --------------
                                     BPD      %      BPD      %      BPD       %      BPD        %      BPD       %
                                    -----   -----   -----   -----   -----    -----   -----     -----   -----    -----
Product sales (percent of
   total sales volumes)(1)
   Gasolines  . . . . . . . . .     2,400   35.3%   2,700   38.6%   2,700    39.1%   2,800     42.4%   2,400    40.0%
   Diesel fuels . . . . . . . .     1,700    25.0   1,700    24.3   1,600     23.2   1,500      22.7   1,400     23.4
   Jet fuels  . . . . . . . . .     1,100    16.2   1,100    15.7   1,200     17.4   1,100      16.7     900     15.0
   Asphalt  . . . . . . . . . .     1,300    19.1   1,300    18.6   1,200     17.4   1,100      16.7   1,100     18.3
   LPG and other  . . . . . . .       300     4.4     200     2.8     200      2.9     100       1.5     200      3.3
                                    -----   -----   -----   -----   -----    -----   -----     -----   -----    -----
                                    6,800    100%   7,000    100%   6,900     100%   6,600      100%   6,000     100%
-------------                       =====    ====   =====    ====   =====     ====   =====      ====   =====     ====

       (1) Includes refined products purchased for resale representing 6.5%, 3.4%, 3.2%, 2.6%, and 2.1%, respectively, of total sales volume for the periods shown in the table above.

       The Montana Refinery obtains its supply of crude oils primarily from suppliers in Canada via a 93-mile, Company-owned pipeline, which runs from near the Canadian border. The Montana Refinery's principal markets include Great Falls, Helena, Bozeman and Billings, Montana. MRC competes principally with three other Montana refineries.

JET FUEL TERMINAL

       The Company owns and operates a 120,000 barrel capacity jet fuel terminal near Mountain Home, Idaho, which serves as a terminalling facility for jet fuel sold by unaffiliated producers to the Mountain Home United States Air Force Base.

NAVAJO WESTERN ASPHALT COMPANY

       Navajo Western Asphalt Company, a wholly-owned subsidiary of the Company, owns and operates an asphalt marketing facility near Phoenix. The Company has recently completed construction of asphalt processing and storage facilities that should allow it to expand this operation. In addition to serving as a marketing outlet for asphalt produced by Navajo at the Lovington facility, Navajo Western markets asphalt for third parties.

EXPLORATION AND PRODUCTION

       The Company contracts with two independent oil and gas consulting groups that identify oil and gas exploration and production projects for the Company. The scope of this activity is presently modest relative to the Company's refining operations. For fiscal 1996, the Company has budgeted approximately $2 million for capital expenditures related to oil and gas exploration activities.

EMPLOYEES AND LABOR RELATIONS

       The Company has approximately 543 employees. Of its employees, 211 are covered by collective bargaining agreement ("covered employees"). Contracts relating to the covered employees at all facilities were negotiated during 1993 and will expire in 1996. The Company considers its employee relations to be good.

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

       Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. While none of the Company's principal markets presently requires RFG, this requirement could be implemented over time. Further, other requirements of the Clean Air Act could cause the Company to be required to expend substantial amounts for compliance at its refineries. Expenditures in connection with the Clean Air Act at the Montana Refinery could be proportionally larger than similar expenditures at the Navajo Refinery. The specifics and extent of these requirements and their attendant costs are not presently determinable.

       The Company is and has been the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries. The most significant of these is the enforcement action which has been brought by the United States Department of Justice ("DOJ"), on behalf of the EPA, and which is discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 to the Consolidated Financial Statements. In addition to the expenditures that will likely be incurred in connection with a resolution of this matter, current and future environmental regulations inevitably will require other expenditures, including remediation, at the New Mexico and Montana refineries. The extent of any such expenditures cannot be presently determined.

       The Company's operations are also subject to various laws and regulations relating to occupational health and safety. The Company maintains safety, training and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. Moreover, recently enacted comprehensive health and safety legislation require substantial expenditures and modifications of procedures.

       Notwithstanding the Company's efforts, following an eight-month series of inspections at MRC, the Occupational Safety and Health Administration issued numerous citations alleging a variety of matters of noncompliance. MRC has contested all citations and it cannot presently be determined the extent of any fines for which it will ultimately be responsible. While the parties have been engaged in substantive settlement discussions, no assurance can be given that a settlement will ultimately be reached.

INSURANCE

       The Company's operations (including its limited exploration and production activities) are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs are prohibitive.

ITEM 3.  LEGAL PROCEEDINGS

       In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that Navajo, beginning in September 1990 and continuing until the present, had violated and continues to violate RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. The Company believes that the parties are in the final stages of negotiations that should resolve the litigation. Based on these negotiations, the Company would close the existing evaporation ponds of its wastewater management system and implement an alternative wastewater treatment system. Any settlement with DOJ and EPA also is expected to involve payment of a civil penalty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to the Consolidated Financial Statements.

       The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1995 fiscal year.

Executive Officers of Registrant (per instruction 3 to Item 401(b) of Regulation S-K)

       The executive officers of the Company as of October 20, 1995 are as follows:

                                                                                                   Executive
   Name                           Age                  Position                                  Officer Since
   ----                           ---                  --------                                  -------------

Lamar Norsworthy                  49              Chairman of the Board,                             1971
                                                    President and Chief
                                                    Executive Officer

Jack P. Reid                      59              Executive Vice President,                          1976
                                                    Refining and Director

William J. Gray                   54              Senior Vice President,                             1976
                                                    Marketing and Supply

Matthew P. Clifton                44              Senior Vice President                              1988
                                                    and Director





David G. Blair                    37              Vice President, Marketing                          1994
                                                    Asphalt and LPG

Christopher L. Cella              38              Vice President, General                            1990
                                                    Counsel and Secretary

Karl N. Knapp                     37              Vice President                                     1994

John A. Knorr                     45              Vice President, Crude Oil                          1988
                                                    Supply and Trading

Virgil R. Langford                50              Vice President, Refining                           1989

Mike Mirbagheri                   56              Vice President, International                      1982
                                                    Crude Oil and Refined
                                                    Products

Henry A. Teichholz                52              Vice President, Treasurer                          1984
                                                    and Controller

Gregory A. White                  38              Vice President, Marketing                          1994
                                                    Light Oils

       In addition to the persons listed above, Kathryn Walker, age 45, was appointed Controller of Navajo Refining Company in August 1993; prior thereto she served from 1985 as Assistant Controller of Navajo.

       All officers of the Company are elected annually to serve until their successors have been elected. Mr. Cella has occupied the additional office of Secretary since December 1994. Mr. Clifton previously served as Vice President, Economics, Engineering and Legal Affairs from 1988 to 1991. Mr. Knorr is also President of one of the partners of MRC and serves as the General Manager of MRC. Messrs. Blair, Knapp and White were elected to their respective positions in September 1994. Mr. Blair has served as Marketing Manager of Asphalt and LPG of Navajo since 1989 and previously held various marketing and supply positions. Mr. Knapp joined the Company in 1992 and served as Director of Corporate Development from 1992 to 1994. Mr. Knapp was Director of Corporate Planning for Northwest Airlines from 1991 to 1992, and prior to that was associated with the management consulting firm of Monitor Company from 1987 to 1991. Mr. White has served as Marketing Manager of Light Oils of Navajo since 1989 and previously held various marketing and supply positions.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

       The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:

                                                                               Total
Fiscal years ended July 31,                High        Low       Dividends     Volume
---------------------------                ----        ---       ---------     ------

1994
       First Quarter  . . . . . .          $30         $26 5/8     $.075         255,800
       Second Quarter   . . . . .           30          25 3/8      .075         269,400
       Third Quarter  . . . . . .           30 1/2      27 1/8      .10          165,200
       Fourth Quarter   . . . . .           33 3/8      28 1/4      .10          275,200

1995
       First Quarter  . . . . . .          $28 1/2     $23 3/4     $.10          230,200
       Second Quarter   . . . . .           26 1/2      24          .10          184,100
       Third Quarter  . . . . . .           26 3/4      23          .10          252,500
       Fourth Quarter   . . . . .           28 1/2      21 3/8      .10        1,218,600


       As of July 31, 1995, the Company had approximately 2,000 stockholders of record.

       On September 29, 1995, the Company's Board of Directors declared a regular quarterly dividend in the amount of $.10 per share payable on October 27, 1995. The Company intends to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements and financial condition of the Company as well as other factors. The Senior Notes and Credit Agreement limit the payment of dividends. See Note 6 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

($ in thousands, except per share amounts)
Years ended July 31,                                      1995         1994          1993           1992         1991
-----------------------------------------------------------------------------------------------------------------------

FINANCIAL DATA
   For the year
      Revenues  . . . . . . . . . . . . . . . .         $614,830     $552,320      $630,621       $506,668     $489,333
      Income before income taxes and
        cumulative effect of
        accounting change . . . . . . . . . . .         $ 20,147     $ 35,002      $ 33,317       $    662     $ 18,416
      Income tax provision (benefit)  . . . . .            7,730       14,285        13,384         (2,097)       6,682
                                                        --------     --------      --------       --------     --------

      Income before cumulative effect
         of accounting change . . . . . . . . .           12,417       20,717        19,933          2,759       11,734
      Cumulative effect of
         accounting change  . . . . . . . . . .            5,703            -          (958)             -            -
                                                        --------     --------      --------       --------     --------

      Net income  . . . . . . . . . . . . . . .         $ 18,120     $ 20,717      $ 18,975       $  2,759     $ 11,734
                                                        ========     ========      ========       ========     ========

      Income per common share
         Income before cumulative
           effect of accounting
           change   . . . . . . . . . . . . . .         $   1.51     $   2.51      $   2.42       $    .33     $   1.42
         Cumulative effect of
           accounting change  . . . . . . . . .              .69            -          (.12)             -            -
                                                        --------     --------      --------       --------     --------

         Net income . . . . . . . . . . . . . .         $   2.20     $   2.51      $   2.30       $    .33     $   1.42
                                                        ========     ========      ========       ========     ========

      Cash dividends per common
         share  . . . . . . . . . . . . . . . .         $    .40     $    .35      $    .30       $    .45     $    .48
      Average number of shares of
         common stock outstanding . . . . . . .        8,254,000    8,254,000     8,254,000      8,254,000    8,254,000
      Net cash provided by
       operating activities . . . . . . . . . .         $ 34,241     $ 27,684      $ 38,737       $    961     $ 27,907
   At end of year . . . . . . . . . . . . . . .
      Working capital . . . . . . . . . . . . .         $ 17,740     $ 18,236      $ 12,145       $  5,031     $ 18,658
      Total assets  . . . . . . . . . . . . . .         $287,384     $281,814      $249,807       $245,462     $212,095
      Long-term debt (including
         current portion) . . . . . . . . . . .         $ 68,840     $ 74,448      $ 80,056       $ 80,164     $ 80,638
      Stockholders' equity  . . . . . . . . . .         $ 80,043     $ 64,772      $ 46,478       $ 29,505     $ 29,811





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 Versus 1994

       Net income for the 1995 fiscal year was $18.1 million, including a $5.7 million accounting change in the first quarter of fiscal 1995, compared to $20.7 million in the prior year.

       Refining margins for the year were weak as crude oil costs increased at a greater rate than product prices. Margins at the Montana refinery were particularly poor in the first nine-month period of fiscal 1995 as compared to the prior year's period. The 11% increase in the Company's revenues for the year ended July 31, 1995 is attributable to a 6% increase in sales volume and higher selling prices. The prior year's sale volumes were reduced by a major maintenance turnaround at Navajo Refining Company's New Mexico facilities.

       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units, as well as the shutdown and restart of units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The amortization of turnaround costs is recorded in depreciation, depletion and amortization expense, whereas previously the expenses accrued prior to the turnaround were recorded in cost of sales as an operating expense. The increase in the current year in depreciation expense is primarily the result of this change in accounting. See Note 2 to the Consolidated Financial Statements for the effect of the accounting change.

1994 Versus 1993

       Net income for the 1994 fiscal year ended July 31, 1994 was $20.7 million compared to $19.9 million before an accounting change in the prior fiscal year. A charge of $1.0 million relating to a change in the method to account for income taxes reduced net income to $19.0 million in fiscal 1993.

       While refinery margins for the 1994 fiscal year as a whole improved over the levels of the prior year, the margins were adversely impacted by poor refined product margins experienced by Navajo Refining Company in the year's fourth quarter, as product prices did not increase commensurately with a rise in crude oil costs. Montana Refining Company had a third consecutive record year in fiscal 1994, as favorable margins were sustained for the entire year. Most of the increase in profitability resulting from the Company's higher refinery margins was offset by the effect of a 3% reduction in sales volumes and the net effect of the other items described below. Net sales for the 1994 fiscal year were down 13% as the result of lower prices on product sales and the decrease in volumes. The reduction in sales volume for the year was caused primarily by a planned major maintenance turnaround of Navajo Refining Company's New Mexico facilities which occurred in the first months of fiscal 1994. A charge of $2.9 million was recorded in the fourth quarter of fiscal 1993 to reflect an increase in the estimate for the costs to be incurred in the turnaround, and an additional $1.5 million in excess of the revised accrual at July 31, 1993 was included as an expense in the second quarter of fiscal 1994. Further reducing income in fiscal 1994 were other operating expense increases and an increase in exploration expenses, including dry holes.

       Income in fiscal 1993 was improved by $4 million relating to the settlement of litigation with a common carrier pipeline and was reduced by a $2 million charge relating to an action by the United States Department of Justice, acting on behalf of the Environmental Protection Agency (EPA). Both of these items are more fully discussed below.

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

       Net income for the year ended July 31, 1993 improved substantially over the prior year due to improved refinery margins and higher sales volumes. Increased sales volumes of 23% and revenues of 24% over the prior year were the result of higher throughputs made possible by the refinery expansion completed in December 1991 and the alleviation of product pipeline distribution constraints in October 1992. Refinery margins and sales volumes for the 1993 fiscal year also may have been favorably affected by a temporary suspension of production during most of the year by a refinery in the Company's principal market area. Additionally contributing to 1993's performance was Montana Refining Company's second consecutive record year. Increases in fiscal 1993 in operating expenses, principally an increase made in the fourth quarter of $2.9 million in the estimate for a planned major maintenance turnaround scheduled for the fall of 1993, depreciation, depletion and amortization, primarily attributable to the refinery expansion, and general and administrative expense reduced profitability. Net income in the fourth quarter of the 1993 fiscal year was improved by pre-tax income of $4 million and reduced by a pre-tax charge of $2 million, both of which are described below.

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

FINANCIAL CONDITION

       Cash flows from operations during fiscal 1995 were greater than capital expenditures, debt payments and dividends paid, resulting in a net increase of cash and cash equivalents of $10.1 million. Working capital decreased during fiscal 1995 by $.5 million to $17.7 million at July 31, 1995. At July 31, 1995, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short-term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations and a new private placement and extension of debt currently being completed as described below, should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for the foreseeable future.

       Net cash provided by operating activities amounted to $34.2 million in fiscal 1995, compared to $27.7 million in fiscal 1994 and $38.7 million in fiscal 1993. The primary reason for the differences in cash provided from operations during the three years ended July 31, 1995 was changes in working capital accounts. Significant amounts of funds were required in fiscal 1994 to maintain working capital levels as compared to both the 1995 and 1993 fiscal year.

       Cash flows used for investing activities totalled $57.8 million over the last three years, $15.2 million in 1995, $22.5 million in 1994 and $20.1 million in 1993, all for capital expenditures. In fiscal 1993 and 1994, most of the funds expended were for refinery projects including diesel desulfurization units at the Artesia, New Mexico facility and the Montana refinery in order to meet the October 1993 requirements for lower sulphur content in diesel fuel. The New Mexico unit was completed in August 1993 and the Montana unit was completed in December 1993.

       The Company has adopted capital budgets totalling $44 million for fiscal 1996. The major components of this budget are projects at the Company's 60,000 barrel per day Navajo Refinery in Artesia, New Mexico. The projects entail both refinery upgrades to improve product yields and a joint venture to ship liquid petroleum gas (LPGs) to Mexico.

       The Company believes its presently scheduled capital projects will improve product yields and enhance refining profitability. The first of these projects, a UOP Isomerization unit, will increase the refinery's internal octane generating capabilities and will result in improved light product yields. This unit is expected to be operational during the fourth quarter of fiscal 1996. In addition, the Company has determined to make certain state-of-the-art upgrades to its fluid catalytic cracking unit (FCC), which will improve FCC high value product yields. Engineering and equipment procurement for this project will proceed during fiscal 1996, with completion and realization of benefits occurring during fiscal 1997. The total estimated cost of these two projects is $12.5 million.

       The Company's previously announced joint venture with Amoco and Mapco to transport LPGs to Mexico is in the final stages of negotiation with Pemex. Assuming successful completion of negotiations, a new 12" pipeline would be constructed from the Navajo refinery in Artesia, New Mexico to El Paso, Texas, thereby allowing Navajo to realize reduced operating expenses at current throughput rates and position it, to expand capacity and ship greater volumes to its El Paso-origin markets, if such steps later prove advantageous. The new line would replace an 8" pipeline currently used by Navajo which, in turn, would be transferred to the joint venture. The Company's total net cash investment in the project, including a 25% interest in the joint venture, is estimated to be $22 million.

       The remainder of the approved budget will be for various refinery improvements, environmental and safety enhancements and approximately $2 million for exploration and production activities.

       Cash flows used for financing activities amounted to $8.9 million in fiscal 1995, $8.5 million in fiscal 1994 and $13.4 million in fiscal 1993. Financing activities over the last three years included the renewals of the Company's Credit Agreement in July 1993 and July 1995 with a group of banks, which provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and $25 million of which may be used for direct borrowings for short-term working capital needs. The Company had $10.5 million of borrowings outstanding under its Credit Agreement as of July 31, 1992, the full amount of which was paid off during fiscal 1993. The Company made principal payments of $5.6 million on the Senior Notes in June 1994 and 1995.

       In October 1995, the Company negotiated with a group of insurance companies a new private placement of senior notes in the amount of $39 million and the extension of $21 million of existing Senior Notes for capital expenditures and for general corporate purposes. Closing of this transaction is expected in November 1995. The $39 million of new senior notes have a 10 year maturity, with equal annual principal payments of $5.6 million beginning at the end of the fourth year and will have an interest rate of 7.62%. The extension of $21 million of Series B Notes extends the final maturity from June 2001 to December 2005, with the first principal payment due changed from June 1996 to December 1999 and with an interest rate subsequent to the original maturity date of 7.82%. Both the new notes and the extension have terms and conditions similar to the existing Senior Notes. Maturities of long-term debt for the next five fiscal years upon closing of this transaction are as follows:
1996 -- $10,775,000; 1997 -- $10,775,000; 1998 -- $10,775,000; 1999 --
$5,175,000 and 2000 -- $13,746,000.

       See Note 6 to the Consolidated Financial Statements for a summary of the Senior Notes and Credit Agreement.

       Diamond Shamrock, Inc., an independent refiner and marketer, is building a 420-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso, the Company's largest market. Diamond Shamrock has announced that it expects to complete that pipeline, which will have an initial capacity of 25,000 BPD, in the fourth quarter of calendar 1995, and that it intends to use its pipeline to supply fuel to the El Paso, Arizona and northern Mexico markets. The Diamond Shamrock pipeline could substantially increase the supply of products in the Company's principal markets. In addition, in June 1995, an investor group announced that it is negotiating to purchase an existing crude oil pipeline running from West Texas to a refinery near Houston as part of the investor group's plan to reverse the line and extend it for use in transporting refined products from the Gulf Coast to El Paso.

       At times in the past, the common carrier pipelines used by the Company to serve the Tucson and Phoenix markets have been operated at or near their capacity. In addition, the common carrier pipeline used by the Company to serve the Albuquerque market currently is operating at or near capacity. As a result, the volume of refined products that the Company and other shippers have been able to deliver to these markets at times has been limited. In general, there is no assurance that the Company will not experience future constraints on its ability to deliver its products through common carrier pipelines or that any existing constraints will not worsen. In particular, the flow of additional product into El Paso for shipment to Arizona, either as a result of the new Diamond Shamrock pipeline or otherwise, could result in the reoccurrence of such constraints.

       In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The Company believes that the parties are in the final stages of negotiating a resolution of the litigation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system at a cost believed to be substantially less than $1 million. The settlement also contemplates that the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach were utilized, the Company could incur total costs of approximately $3 million over the next several years. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. The settlement with the DOJ also is expected to involve the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for the litigation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       Index to Consolidated Financial Statements

                                                                                           Page
                                                                                         Reference
                                                                                         ---------

              Report of Independent Auditors  . . . . . . . . . . . . . . .                 21

              Consolidated Balance Sheet at July 31,
                 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .                 22

              Consolidated Statement of Income for the
                 years ended July 31, 1995, 1994 and 1993 . . . . . . . . .                 23

              Consolidated Statement of Cash Flows for
                 the years ended July 31,
                 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . .                 24

              Consolidated Statement of Stockholders' Equity
                 for the years ended July 31, 1995, 1994
                 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .                 25

              Notes to Consolidated Financial
                 Statements . . . . . . . . . . . . . . . . . . . . . . . .                26-39

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS




The Board of Directors
and Stockholders of Holly Corporation

       We have audited the accompanying consolidated balance sheet of Holly Corporation at July 31, 1995 and 1994, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at July 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.




                                                          ERNST & YOUNG LLP


Dallas, Texas
September 26, 1995

                               HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET

($ in thousands, except per share amounts)                                                    July 31,
                                                                                  --------------------------------
                                                                                    1995                    1994
                                                                                  --------                --------
ASSETS
Current assets
   Cash and cash equivalents (Note 6) . . . . . . . . . . . . . . .               $ 13,432                $  3,297
   Accounts receivable (Notes 3 and 6)  . . . . . . . . . . . . . .                 85,825                  94,280
   Inventories (Notes 4 and 6)  . . . . . . . . . . . . . . . . . .                 42,181                  43,995
   Income taxes receivable  . . . . . . . . . . . . . . . . . . . .                  1,540                     697
   Prepayments and other  . . . . . . . . . . . . . . . . . . . . .                 10,032                   9,340
                                                                                  --------                --------

      Total current assets  . . . . . . . . . . . . . . . . . . . .                153,010                 151,609

Properties, plants and equipment, net (Note 5)  . . . . . . . . . .                131,185                 128,962

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,189                   1,243
                                                                                  --------                --------
                                                                                  $287,384                $281,814
                                                                                  ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . .
Current liabilities . . . . . . . . . . . . . . . . . . . . . . . .
   Accounts payable (Note 3)  . . . . . . . . . . . . . . . . . . .               $106,817                $112,084
   Accrued liabilities (Note 9) . . . . . . . . . . . . . . . . . .                 13,702                  14,945
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                    476                     736
   Current maturities of long-term debt (Note 6). . . . . . . . . .                 14,275                   5,608
                                                                                  --------                --------

      Total current liabilities . . . . . . . . . . . . . . . . . .                135,270                 133,373

Deferred income taxes (Note 7)  . . . . . . . . . . . . . . . . . .                 17,506                  14,829

Long-term debt, less current maturities (Note 6). . . . . . . . . .                 54,565                  68,840

Contingencies (Notes 10 and 12)

Stockholders' equity (Notes 6, 8 and 9)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued . . . . . . . . . . . . . . . .                      -                       -
   Common stock, $.01 par value - 20,000,000 shares . . . . . . . .
     authorized; 8,650,282 shares issued  . . . . . . . . . . . . .                     87                      87
   Additional capital . . . . . . . . . . . . . . . . . . . . . . .                  6,132                   6,132
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .                 74,803                  59,942
                                                                                  --------                --------
                                                                                    81,022                  66,161
   Common stock held in treasury, at cost -
     396,768 shares . . . . . . . . . . . . . . . . . . . . . . . .                   (569)                   (569)
   Deferred charge - amount due from ESOP . . . . . . . . . . . . .                   (410)                   (820)
                                                                                  --------                --------

         Total stockholders' equity . . . . . . . . . . . . . . . .                 80,043                  64,772
                                                                                  --------                --------
                                                                                  $287,384                $281,814
                                                                                  ========                ========

See accompanying notes.

                               HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

($ in thousands, except per share amounts)                                                Years ended July 31,
                                                                               -----------------------------------------
                                                                                  1995            1994            1993
                                                                               ---------       ---------       ---------

REVENUES
   Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . .               $613,402        $550,903        $629,884
   Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . .                  1,428           1,417             737
                                                                               ---------       ---------       ---------
                                                                                 614,830         552,320         630,621
COSTS AND EXPENSES
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . .                554,083         480,916         565,638
   General and administrative . . . . . . . . . . . . . . . . . .                 13,716          12,369          11,951
   Depreciation, depletion and amortization . . . . . . . . . . .                 15,796          10,871          11,344
   Exploration expenses, including dry holes  . . . . . . . . . .                  3,608           4,441           2,867
   Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . .                    148             183             150
                                                                               ---------       ---------       ---------
                                                                                 587,351         508,780         591,950
                                                                               ---------       ---------       ---------
Income from operations  . . . . . . . . . . . . . . . . . . . . .                 27,479          43,540          38,671

OTHER INCOME (EXPENSE)
   Interest income  . . . . . . . . . . . . . . . . . . . . . . .                  1,020             447             169
   Interest expense (Note 6)  . . . . . . . . . . . . . . . . . .                 (8,352)         (8,985)         (9,523)
   Other (Note 11)  . . . . . . . . . . . . . . . . . . . . . . .                      -               -           4,000
                                                                               ---------       ---------       ---------
                                                                                  (7,332)         (8,538)         (5,354)
                                                                               ---------       ---------       ---------
Income before income taxes and cumulative effect
 of accounting change . . . . . . . . . . . . . . . . . . . . . .                 20,147          35,002          33,317

Income tax provision (Notes 2, 7 and 10)
   Current  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,042          11,785          12,647
   Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,688           2,500             737
                                                                               ---------       ---------       ---------
                                                                                   7,730          14,285          13,384
                                                                               ---------       ---------       ---------
Income before cumulative effect of accounting
   change . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 12,417          20,717          19,933
Cumulative effect of accounting change
   (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,703               -            (958)
                                                                               ---------       ---------       ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  18,120       $  20,717       $  18,975
                                                                               =========       =========       =========

Income per common share
 Income before cumulative effect of accounting
   change . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $    1.51       $    2.51       $    2.42
 Cumulative effect of accounting change . . . . . . . . . . . . .                    .69               -            (.12)
                                                                               ---------       ---------       ---------

 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .              $    2.20       $    2.51       $    2.30
                                                                               =========       =========       =========

Cash dividends paid per common share  . . . . . . . . . . . . . .              $     .40       $     .35       $     .30
                                                                               =========       =========       =========

Average number of shares of common
   stock outstanding (in thousands) . . . . . . . . . . . . . . .                  8,254           8,254           8,254
                                                                               =========       =========       =========

See accompanying notes.

                               HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

($ in thousands)                                                                     Years ended July 31,
                                                                             -----------------------------------
                                                                               1995          1994          1993
                                                                             --------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 18,120      $ 20,717     $ 18,975
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization . . . . . . . . . . .          15,796        10,871       11,344
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . .           1,688         2,500          737
       Dry hole costs and leasehold impairment  . . . . . . . . . . .             903         1,509        1,175
       Cumulative effect of accounting change . . . . . . . . . . . .          (5,703)            -          958
       (Increase) decrease in operating assets
         Accounts receivable  . . . . . . . . . . . . . . . . . . . .           8,455       (17,413)      12,222
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . .           1,814        (6,023)      (2,365)
         Income taxes receivable. . . . . . . . . . . . . . . . . . .            (843)         (697)       2,115
         Prepayments and other  . . . . . . . . . . . . . . . . . . .             829        (2,403)        (197)
       Increase (decrease) in operating liabilities
         Accounts payable . . . . . . . . . . . . . . . . . . . . . .          (5,267)       25,297      (19,964)
         Accrued liabilities  . . . . . . . . . . . . . . . . . . . .           1,298        (1,703)       6,419
         Income taxes payable . . . . . . . . . . . . . . . . . . . .            (218)       (6,572)       7,427
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,631)        1,601         (109)
                                                                             --------      --------     --------
         Net cash provided by operating activities  . . . . . . . . .          34,241        27,684       38,737

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable  . . . . . . . . . . . . . . . . . . . .               -             -      (10,500)
   Payment of long-term debt  . . . . . . . . . . . . . . . . . . . .          (5,608)       (5,608)        (108)
   Issuance costs of debt . . . . . . . . . . . . . . . . . . . . . .               -             -         (291)
   Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,301)       (2,889)      (2,476)
                                                                             --------      --------     --------
         Net cash used for financing activities . . . . . . . . . . .          (8,909)       (8,497)     (13,375)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment  . . . . . . . . . .         (15,197)      (22,521)     (20,120)
                                                                             --------      --------     --------

         Net cash used for investing activities . . . . . . . . . . .         (15,197)      (22,521)     (20,120)
                                                                             --------      --------     --------

CASH AND CASH EQUIVALENTS
   Increase (decrease) for the year . . . . . . . . . . . . . . . . .          10,135        (3,334)       5,242
   Beginning of year  . . . . . . . . . . . . . . . . . . . . . . . .           3,297         6,631        1,389
                                                                             --------      --------     --------
   End of year  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 13,432      $  3,297     $  6,631
                                                                             ========      ========     ========


See accompanying notes.

                               HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands)

                                                                                                      Amount      Total
                                                                                                       due        stock-
                                                        Common   Additional   Retained    Treasury     from      holders'
                                                         stock    capital     earnings     stock       ESOP       equity
                                                        ------    ------      -------     -------    -------     -------
BALANCE AT JULY 31, 1992  . . . . . . . . . . .         $   87    $6,132      $25,496     $  (569)   $(1,641)    $29,505

Net income  . . . . . . . . . . . . . . . . . .              -         -       18,975           -          -      18,975
Dividends paid  . . . . . . . . . . . . . . . .              -         -       (2,476)          -          -      (2,476)
Reduction in amount due from ESOP . . . . . . .              -         -            -           -        411         411
Tax benefit of dividends paid to ESOP
  on unallocated shares . . . . . . . . . . . .              -         -           63           -          -          63
                                                        ------    ------      -------     -------    -------     -------

BALANCE AT JULY 31, 1993  . . . . . . . . . . .             87     6,132       42,058        (569)    (1,230)     46,478

Net income  . . . . . . . . . . . . . . . . . .              -         -       20,717           -          -      20,717
Dividends paid  . . . . . . . . . . . . . . . .              -         -       (2,889)          -          -      (2,889)
Reduction in amount due from ESOP . . . . . . .              -         -            -           -        410         410
Tax benefit of dividends paid to ESOP
  on unallocated shares . . . . . . . . . . . .              -         -           56           -          -          56
                                                        ------    ------      -------     -------    -------     -------

BALANCE AT JULY 31, 1994  . . . . . . . . . . .             87     6,132       59,942        (569)      (820)     64,772

Net income  . . . . . . . . . . . . . . . . . .              -         -       18,120           -          -      18,120
Dividends paid  . . . . . . . . . . . . . . . .              -         -       (3,301)          -          -      (3,301)
Reduction in amount due from ESOP . . . . . . .              -         -            -           -        410         410
Tax benefit of dividends paid to ESOP
   on unallocated shares  . . . . . . . . . . .              -         -           42           -          -          42
                                                        ------    ------      -------     -------    -------     -------

BALANCE AT JULY 31, 1995  . . . . . . . . . . .         $   87    $6,132      $74,803      $ (569)   $  (410)    $80,043
                                                        ======    ======      =======      ======    =======     =======




See accompanying notes.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The Company is principally engaged in the refining of petroleum products. Although the Company is also engaged in certain exploration and production activities, such activities do not represent a significant segment of the Company's assets or operations.

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993


OIL AND GAS EXPLORATION AND DEVELOPMENT

       The Company accounts for the acquisition, exploration, development and production costs of its oil and gas activities using the successful efforts method of accounting. Lease acquisition costs are capitalized; undeveloped leases are written down when determined to be impaired and written off upon expiration or surrender. Geological and geophysical costs and delay rentals are expensed as incurred. Exploratory well costs are initially capitalized, but if the effort is unsuccessful, the costs are charged against earnings. Development costs, whether or not successful, are capitalized. Productive properties are stated at the lower of amortized cost or estimated realizable value of underlying proved oil and gas reserves. Depreciation, depletion and amortization of such properties is computed by the unit-of-production method. At July 31, 1995, the Company had not discovered a material amount of proven reserves.

EARNINGS PER SHARE

       Earnings per share amounts are based upon the weighted average number of common shares outstanding during each period.

FUTURES CONTRACTS

       The Company enters into commodity futures contracts to hedge a portion of the price risk associated with crude oil and refined products. Gains or losses on contracts are recognized when the related inventory is sold or the hedged transaction is consummated.

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993


       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the first quarter of the 1995 fiscal year of $5,703,000 (net of deferred taxes of $3,865,000), or $.69 per common share. Excluding the cumulative effect, the change increased net income for fiscal 1995 by $886,000 or $.11 per common share. If the accounting change for turnaround costs had been retroactively applied, pro forma net income and net income per common share would have been as follows:

($ in thousands, except per share amounts)                       1994                1993
                                                               --------             ------

As reported
   Net income . . . . . . . . . . . . . .                      $ 20,717             $ 18,975
   Net income per share . . . . . . . . .                      $   2.51             $   2.30
Pro forma amounts
   Net income . . . . . . . . . . . . . .                      $ 21,983             $ 21,085
   Net income per share . . . . . . . . .                      $   2.66             $   2.55



3.     ACCOUNTS RECEIVABLE

($ in thousands)                                                 1995                 1994
                                                               --------             --------

Product . . . . . . . . . . . . . . . . .                      $ 37,733             $ 45,259
Crude oil resales . . . . . . . . . . . .                        48,092               49,021
                                                               --------             --------
                                                               $ 85,825             $ 94,280
                                                               ========             ========

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993


4.     INVENTORIES

($ in thousands)                                              1995             1994
                                                            --------         --------
Crude oil and refined products  . . . . . .                 $ 35,649         $ 37,949
Materials and supplies  . . . . . . . . . .                    6,532            6,046
                                                            --------         --------
                                                            $ 42,181         $ 43,995
                                                            ========         ========

       The excess of current cost over the LIFO value of inventory was $7,840,000 and $12,228,000 at July 31, 1995 and 1994, respectively.

5.     PROPERTIES, PLANTS AND EQUIPMENT

($ in thousands)                                               1995              1994
                                                             --------          --------

Properties, plants and equipment, at cost
   Refining and pipeline facilities . . . . . . . .           $234,528          $224,540
   Oil and gas exploration
     and development  . . . . . . . . . . . . . . .             14,222            10,607
   Corporate and other  . . . . . . . . . . . . . .              1,064             1,038
                                                              --------          --------

                                                               249,814           236,185
Accumulated depreciation, depletion and . . . . . .
   amortization . . . . . . . . . . . . . . . . . .            118,629           107,223
                                                              --------          --------

                                                              $131,185          $128,962
                                                              ========          ========


       Refining and pipeline facilities at July 31, 1995 and 1994 include $1,578,000 and $4,452,000, respectively, of construction in progress which was not being depreciated at those dates, pending completion of the construction projects.

6.     DEBT

($ in thousands)                                               1995           1994
                                                             --------       --------
Senior Notes  . . . . . . . . . . . . . . . . . .            $ 68,800       $ 74,400
Other . . . . . . . . . . . . . . . . . . . . . .                  40             48
                                                               ------         ------
                                                               68,840         74,448
Less current maturities of long-
   term debt  . . . . . . . . . . . . . . . . . .              14,275          5,608
                                                             --------         ------
                                                             $ 54,565       $ 68,840
                                                             ========       ========


                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993



SENIOR NOTES

       In June 1991, the Company sold $80 million of Senior Notes to a group of insurance companies. The Senior Notes were issued in two Series and are unsecured. The Series A Notes are in the principal amount of $28 million, have a 7- year life, require equal annual principal payments of $5,600,000 beginning June 15, 1994 and bear interest at 9.72%. The Series B Notes are in the principal amount of $52 million, have a 10-year life, require equal annual principal payments of $8,667,000 beginning June 15, 1996 and bear interest at 10.16%. The note agreement imposes certain restrictive covenants, including limitations on liens, additional indebtedness, sale of assets, investments, business combinations and dividends, which collectively are less restrictive than the terms of the bank Credit Agreement.

CREDIT AGREEMENT

       In June 1995, the Company and certain of its subsidiaries amended its current bank Credit Agreement (Credit Agreement) extending the term for two additional years. The Credit Agreement provides a $100 million facility for letters of credit, or for direct borrowings of up to $25 million, with such borrowings being subject to an annual 20-day cleanup period. Interest on borrowings is based upon, at the Company's option, (i) the agent bank's prime rate plus 1/2% per annum; (ii) various Eurodollar related rates; and (iii) various certificate of deposit related rates. A fee of 1% per annum is payable quarterly on the outstanding balance of all letters of credit, and a commitment fee of 3/8 of 1% per annum is payable on the unused portion of the facility. The borrowing base for the facility consists of cash, cash equivalents, accounts receivable and inventory, all of which secure the facility. The Credit Agreement imposes certain restrictions, including: (i) a prohibition of other indebtedness in excess of $3 million with exceptions for, among other things, indebtedness under the Company's Senior Notes and certain nonrecourse debt; (ii) maintenance of certain levels of net worth, working capital and interest coverage; (iii) limitations on investments and dividends; and (iv) a prohibition of incursions on controlling ownership, material changes in senior management and business combinations with unaffiliated entities.

       At July 31, 1995, the Company had outstanding letters of credit totalling $24,776,000 and no borrowings. The unused commitment under the Credit Agreement at July 31, 1995 was $75,224,000, of which up to $25,000,000 may be used for additional direct borrowings.

       The average and maximum amounts outstanding and the effective average interest rate for borrowings under the Company's current and prior credit agreements were as follows:

($ in thousands)                                     1995        1994            1993
                                                     ----        ----            ----
Average amount outstanding  . . . . . . . .         $   -       $    39         $ 3,565
Maximum balance . . . . . . . . . . . . . .         $   -       $ 1,900         $22,330
Effective average interest rate . . . . . .             -          6.6%            6.6%

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993



      The Senior Notes and Credit Agreement restrict investments and distributions, including dividends, to an amount in the aggregate not to exceed 75% of cumulative consolidated net income (as defined). Under the most restrictive of these covenants, at July 31, 1995 approximately $26.6 million was available for the payment of dividends.

      Maturities of long-term debt for the next five fiscal years are as follows: 1996 -- $14,275,000; 1997 -- $14,275,000; 1998 -- $14,275,000; 1999
-- $8,675,000 and 2000 -- $8,675,000.

      The Company made interest payments of $8,183,000 in 1995, $8,744,000 in 1994 and $9,058,000 in 1993.

      Based on the borrowing rates that the Company believes would be available for replacement loans with similar terms and maturities of the debt of the Company now outstanding, the fair value of long-term debt including current maturities would be $73.2 million at July 31, 1995.

7.    INCOME TAXES

      Effective August 1, 1992, the Company adopted SFAS No. 109 to account for income taxes (see Note 2).

      The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

($ in thousands)                                     1995           1994          1993
                                                     ----           ----          ----

Tax computed at
  statutory rate  . . . . . . . . . .               $ 7,051        $12,251         $11,521(1)
State income taxes, net of federal
  tax benefit . . . . . . . . . . . .                   982          1,888           1,744
Other . . . . . . . . . . . . . . . .                  (303)           146             119
                                                    -------        -------         -------

                                                    $ 7,730        $14,285         $13,384
                                                    ========       =======         =======

(1) Blended rate, as federal income tax rate changed effective January 1, 1993.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993


     Operations of the corporation that was the sole limited partner of MRC prior to the acquisition of such corporation by the Company (see Note 10) resulted in unused net operating loss carryforwards of approximately $7,000,000, which are expected to be available to the Company to a limited extent each year through 2006 based on the income of such corporation. As of July 31, 1995, approximately $6,000,000 of these net operating loss carryforwards remain available to offset future income. For financial reporting purposes, any benefit of these net operating loss carryforwards is being offset against any contingent future payments relating to the acquisition of such corporation.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company's deferred income tax assets and liabilities as of July 31, 1995 and 1994 are as follows:

     ($ in thousands)
                                                                          1995
                                                                          ----
                                                     Assets            Liabilities            Total
                                                     ------            -----------           ------
     Deferred taxes
       Accrued employee benefits  . . . . . . .      $1,336            $   -                $  1,336
       Deferred turnaround costs  . . . . . . .           -               (1,532)             (1,532)
       Prepayments and other  . . . . . . . . .       1,425               (1,783)               (358)
                                                     ------             --------            --------
     Total current  . . . . . . . . . . . . . .       2,761               (3,315)               (554)

       Properties, plants and equipment
        (primarily tax in excess of
        book depreciation)  . . . . . . . . . .           -              (17,923)            (17,923)
       Intangible drilling costs  . . . . . . .           -               (1,020)             (1,020)
       Nondeductible oil and gas costs  . . . .       2,233                    -               2,233
       Deferred turnaround costs  . . . . . . .           -                 (887)               (887)
       Other  . . . . . . . . . . . . . . . . .         150                  (59)                 91
                                                     ------             --------            --------
     Total noncurrent   . . . . . . . . . . . .       2,383              (19,889)            (17,506)
                                                     ------             --------            --------
                                                      5,144              (23,204)            (18,060)

     Valuation allowance  . . . . . . . . . . .           -                    -                   -
                                                     ------             --------            --------
     Total  . . . . . . . . . . . . . . . . . .      $5,144             $(23,204)           $(18,060)
                                                     ======             ========            ========




                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993


     ($ in thousands)
                                                                          1994
                                                                          ----
                                                     Assets            Liabilities            Total
                                                     ------            -----------           ------
     Deferred taxes
       Accrued employee benefits  . . . . . . .      $1,376            $       -            $  1,376
       Provision for future maintenance   . . .       1,353                    -               1,353
       Prepayments and other  . . . . . . . . .       1,339               (1,747)               (408)
                                                     ------            ---------            --------
     Total current  . . . . . . . . . . . . . .       4,068               (1,747)              2,321

       Properties, plants and equipment
        (primarily tax in excess of
        book depreciation)  . . . . . . . . . .           -              (16,038)            (16,038)
       Intangible drilling costs  . . . . . . .           -                 (704)               (704)
       Nondeductible oil and gas costs  . . . .       1,813                    -               1,813
       Other  . . . . . . . . . . . . . . . . .         152                  (52)                100
                                                     ------            ---------            --------
     Total noncurrent   . . . . . . . . . . . .       1,965              (16,794)            (14,829)
                                                     ------            ---------            --------
                                                      6,033              (18,541)            (12,508)

     Valuation allowance  . . . . . . . . . . .           -                    -                   -
                                                     ------            ---------            --------
     Total  . . . . . . . . . . . . . . . . . .      $6,033            $ (18,541)           $(12,508)
                                                     ======            =========            ========

       The Company made income tax payments of $7,144,000 in 1995, $18,893,000 in 1994 and $5,138,000 in 1993.

       The Company's federal income tax returns have been examined by the Internal Revenue Service through 1990.

8.     STOCKHOLDERS' EQUITY

       At July 31, 1995 and 1994, no stock options were outstanding and 751,500 shares of common stock were reserved for issuance under the Company's stock option plan.

9.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

       The Company has a non-contributory defined benefit retirement plan that covers substantially all employees. The Company's policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee's years of service and compensation.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993


       Pension expense includes the following components:

($ in thousands)                                     1995             1994              1993
                                                     ----             -----             ----
Service cost - benefits earned
  during the year . . . . . . . . . . . .            $1,131          $ 1,014           $1,124
Interest cost on projected benefit
  obligations . . . . . . . . . . . . . .             1,830            1,603            1,711
Actual return on plan assets  . . . . . .            (3,421)            (841)          (1,802)
Net amortization and deferral . . . . . .             1,296           (1,252)            (379)
                                                     ------           ------           ------
Pension expense . . . . . . . . . . . . .            $  836           $  524           $  654
                                                     ======           ======           ======

       The following table sets forth the funded status of the plan and amounts recognized in the consolidated balance sheet:

       ($ in thousands)                                    1995               1994
                                                           ----               ----
       Plan assets at fair value  . . . . . .             $ 25,985           $ 23,256
       Actuarial present value of projected
         benefit obligations
          Accumulated benefit obligations
           Vested   . . . . . . . . . . . . .               19,717             17,733
           Unvested   . . . . . . . . . . . .                  259                222
          Provision for future salary
          increases   . . . . . . . . . . . .                7,189              6,171
                                                          --------           --------

       Projected benefit obligations  . . . .               27,165             24,126
                                                          --------           --------

       Plan assets less than projected
         benefit obligations  . . . . . . . .               (1,180)              (870)
       Unrecognized net (gain) loss   . . . .                 (197)               248
       Unrecognized prior service
           cost   . . . . . . . . . . . . . .                   72                108
       Unrecognized transition net
           asset  . . . . . . . . . . . . . .               (1,222)            (1,435)
                                                          --------           --------

       Accrued pension liability
         recognized in the consolidated
         balance sheet  . . . . . . . . . . .             $ (2,527)          $ (1,949)
                                                          ========           ========

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993

       The principal actuarial assumptions were:

                                                          1995        1994       1993
                                                          ----        ----       ----
         Discount rate  . . . . . . . . . . .              7.5%       7.5%       7.5%
         Rate of future compensation
           increases  . . . . . . . . . . . .                5%         5%         5%
         Expected long-term rate of return
           on assets  . . . . . . . . . . . .              8.5%       8.5%       8.5%

       Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

       Approximately 57% of plan assets is invested in equity securities and 43% is invested in fixed income securities and other instruments at July 31, 1995.

       The Company has adopted a retirement restoration plan that provides for additional payments from the Company so that total retirement plan benefits for executives will be maintained at the levels provided in the Retirement Plan before the application of Internal Revenue Code limitations. During 1995, the Company accrued $237,000 in connection with this plan.

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993


10.    MONTANA REFINING COMPANY, A PARTNERSHIP

       The Company acquired on July 31, 1992, the corporation that was the limited partner in MRC in connection with a settlement of litigation. The acquisition involved among other items contingent future payments of up to $189,000 per year over the period 1993 through 2005.

11.    OTHER INCOME

       The 1993 fiscal year included income of $4,000,000 relating to a settlement with a common carrier pipeline concerning product pipeline distribution constraints.

12.    CONTINGENCIES

       In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The Company believes that the parties are in the final stage of negotiating a resolution of the litigation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system at a cost believed to be substantially less than $1 million. The settlement also contemplates that the Company would implement one of several alternatives to the existing wastewater treatment system. Depending upon which approach is utilized, the Company could incur total costs of approximately $3 million over the next several years. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. The settlement with the DOJ also is expected to involve the payment of civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for the litigation.

       The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or operations.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995, 1994 and 1993


13.    SIGNIFICANT CUSTOMERS

       Virtually all revenues were domestic revenues (including domestic sales for export to Mexico). Approximately $74,000,000 (12%) of the Company's revenues for fiscal 1995, $67,000,000 (12%) of revenues for fiscal 1994 and $65,000,000 (10%) for fiscal 1993 were from the sale of military jet fuel to the United States Government. Approximately $41,000,000 (7%) of the Company's revenues for fiscal 1995 and $58,000,000 (11%) of revenues for fiscal 1994 were from the sale of gasoline to an affiliate of PEMEX (the government-owned energy company of Mexico). In addition to the United States Government and PEMEX, another refiner, which is a purchaser of gasoline and diesel for resale to retail customers, accounted for approximately $75,000,000 (12%) of the Company's revenues in fiscal 1993. While a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers could have an adverse effect on the Company, the Company believes that the impact of such a loss on the Company's results of operations should be limited because the Company's sales volume with respect to products whose end-users are retail customers is more dependent on the general retail demand in the Company's primary markets than on sales to any specific customer.

                               HOLLY CORPORATION

                          July 31, 1995, 1994 and 1993


14.    QUARTERLY INFORMATION (UNAUDITED)

                                                    First        Second         Third        Fourth
Financial Data                                     Quarter       Quarter       Quarter       Quarter          Year
                                                   -------       -------       -------       -------        --------
                                                            ($ in thousands, except per share amounts)

1995
   Revenues . . . . . . . . . . . . . . .         $ 160,724      $146,962     $ 147,047      $160,097      $ 614,830
   Operating margin (net sales less
       cost of sales) . . . . . . . . . .         $  21,353      $ 10,860     $   9,251      $ 17,855      $  59,319
   Income (loss) before income taxes and
      cumulative effect of accounting
      change  . . . . . . . . . . . . . .         $  12,166      $  1,649     $    (931)     $  7,263      $  20,147
   Income (loss) before cumulative effect
      of accounting change  . . . . . . .         $   7,252      $    983     $    (376)     $  4,558      $  12,417
   Cumulative effect of accounting
      change  . . . . . . . . . . . . . .             5,703            -              -             -          5,703
                                                  ---------      --------     ---------      --------      ---------

   Net income (loss)  . . . . . . . . . .         $  12,955      $    983      $   (376)     $  4,558      $  18,120
                                                  =========      ========     =========      ========      =========

   Income per common share
      Income (loss) before cumulative
        effect of accounting change . . .         $     .88      $    .12      $   (.05)     $    .56      $    1.51
      Cumulative effect of
        accounting change . . . . . . . .               .69             -             -             -            .69
                                                  ---------      --------     ---------      --------      ---------

      Net income (loss) . . . . . . . . .         $    1.57      $    .12      $   (.05)     $    .56      $    2.20
                                                  =========      ========     =========      ========      =========


   Dividends per common share . . . . . .         $     .10      $    .10      $    .10      $    .10      $     .40
   Average number of shares of
      common stock outstanding
      (in thousands)  . . . . . . . . . .             8,254         8,254         8,254         8,254          8,254





                               HOLLY CORPORATION

                          July 31, 1995, 1994 and 1993





                                                    First        Second         Third        Fourth
Financial Data                                     Quarter       Quarter       Quarter       Quarter          Year
                                                   -------       -------       -------       -------        --------
(continued)                                                  ($ in thousands, except per share amounts)
1994
   Revenues . . . . . . . . . . . . . . .        $135,518       $120,689        $143,934       $152,179        $552,320
   Operating margin (net sales less
      cost of sales)  . . . . . . . . . .        $ 22,570       $ 15,790        $ 23,420       $  8,207        $ 69,987
   Income (loss) before
      income taxes  . . . . . . . . . . .        $ 13,835       $  7,134        $ 14,635       $   (602)       $ 35,002
   Net income (loss)  . . . . . . . . . .        $  8,273       $  4,266        $  8,730       $   (552)       $ 20,717
   Income (loss) per
      common share  . . . . . . . . . . .        $   1.00       $    .52        $   1.06       $   (.07)       $   2.51
   Dividends per common share . . . . . .        $   .075       $   .075        $    .10       $    .10        $    .35
   Average number of shares of
      common stock outstanding
      (in thousands)  . . . . . . . . . .           8,254          8,254           8,254          8,254           8,254




                                                    First        Second         Third        Fourth
Operating Data                                     Quarter       Quarter       Quarter       Quarter          Year
                                                   -------       -------       -------       -------        --------
                                                                           (barrels-per-day)
1995
   Sales of
     refined products . . . . . . . . . .          71,200         67,900          69,500         70,700          69,800
   Refinery production  . . . . . . . . .          67,000         68,200          68,600         68,400          68,100

1994
   Sales of
     refined products . . . . . . . . . .          58,500         62,300          73,100         69,600          65,800
   Refinery production  . . . . . . . . .          54,100         66,000          69,900         67,500          64,300



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 1995 which will be filed within 120 days of July 31, 1995 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report

         (1)    Index to Consolidated Financial Statements

                                                                                        Page in
                                                                                        Form 10-K
                                                                                        ---------

              Report of Independent Auditors  . . . . . . . . . . .                          21
              Consolidated Balance Sheet at
                 July 31, 1995 and 1994 . . . . . . . . . . . . . .                          22
              Consolidated Statement of Income for
                the years ended July 31, 1995,
                1994, and 1993  . . . . . . . . . . . . . . . . . .                          23
              Consolidated Statement of Cash Flows
                 for the years ended July 31, 1995,
                 1994, and 1993 . . . . . . . . . . . . . . . . . .                          24
              Consolidated Statement of Stockholders'
                 Equity for the years ended July 31,
                 1995, 1994 and 1993  . . . . . . . . . . . . . . .                          25
              Notes to Consolidated Financial
                 Statements . . . . . . . . . . . . . . . . . . . .                        26-39


       (2) Index to Consolidated Financial Statement Schedules

       All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

         (3) Exhibits

              See Index to Exhibits on pages 44 to 48.


   (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the Company's fourth quarter that ended July 31, 1995.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               HOLLY CORPORATION
                                               (Registrant)



                                               /s/ Lamar Norsworthy
                                               ---------------------
                                               Lamar Norsworthy
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer


Date:  October 26, 1995


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


     Signature                                   Capacity                                    Date
     ---------                                   --------                                    ----

/s/ Lamar Norsworthy                       Chairman of Board of Directors,               October 26, 1995
---------------------------                President and Chief Executive
Lamar Norsworthy                           Officer of the Company

/s/ Jack P. Reid                           Executive Vice President,                     October 26, 1995
---------------------------                Refining and Director
Jack P. Reid

/s/ Matthew P. Clifton                     Senior Vice President                         October 26, 1995
---------------------------                and Director
Matthew P. Clifton

/s/ Henry A. Teichholz                     Vice President, Treasurer and                 October 26, 1995
---------------------------                Controller (Principal Financial
Henry A. Teichholz                         and Accounting Officer)


     Signature                                   Capacity                                    Date
     ---------                                   --------                                    ----

/s/ W. John Glancy                         Director                                      October 26, 1995
---------------------------
W. John Glancy

/s/ Marcus R. Hickerson                    Director                                      October 26, 1995
---------------------------
Marcus R. Hickerson

/s/ A. J. Losee                            Director                                      October 26, 1995
---------------------------
A. J. Losee

/s/ Robert G. McKenzie                     Director                                      October 26, 1995
---------------------------
Robert G. McKenzie

/s/ Thomas K. Matthews, II                 Director                                      October 26, 1995
---------------------------
Thomas K. Matthews, II

                               HOLLY CORPORATION

                               INDEX TO EXHIBITS


              (Exhibits are numbered to correspond to the exhibit table in
             Item 601 of Regulation S-K)

              Exhibit
              Number        Description
              ------        -----------

                 3(a)       -  Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(a), of Amendment No. 1 dated December 13, 1988 to Registrant's
                               Annual Report on Form 10-K for its fiscal year ended July 31, 1988, File No. 1-3876).

                 3(b)       -  Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3(b) of
                               Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No.
                               1-3876).

                 4(a)       -  9.72% Series A Senior Note of Holly Corporation, dated as of June 26, 1991, to Hartnat &
                               Co. with schedule attached thereto of four other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to
                               Exhibit 4.1 of Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

                 4(b)       -  10.16% Series B Senior Note of Holly Corporation, dated as of June 26, 1991, to New York
                               Life Insurance Company with schedule attached thereto of seven other substantially identical Notes which differ only in the respects set forth in such schedule
                               (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated June 26, 1991,
                               File No. 1-3876).

                 4(c)       -  Guaranty, dated as of June 15, 1991, of Navajo Refining Company, Navajo Pipeline Co.,
                               Midland-Lea, Inc., and Lea Refining Company in favor of Kentucky Central Life Insurance
                               Company, Pan-American Life Insurance Company, American International Life Assurance
                               Company of New York, Safeco Life Insurance Company, The Manhattan Life Insurance Company,
                               The Union Central Life Insurance Company, The Penn Insurance and Annuity Company, The
                               Penn Mutual Life Insurance Company, Confederation Life Insurance Company, John Hancock
                               Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and New York
                               Life Insurance Company (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).



              Exhibit
              Number        Description
              ------        -----------

                 4(d)       -  Note Agreement of Holly Corporation, dated as of June 15, 1991, to John Hancock Mutual
                               Life Insurance Company, with schedule attached thereto of eleven other substantially identical Note Agreements which differ only in the respects set forth in such schedule
                               (incorporated by reference to Exhibit 4.8 of Registrant's Form 8-K dated June 26, 1991,
                               File No. 1-3876).

                 4(e)       -  First Amended and Restated Credit Agreement, dated as of July 23, 1993, among Holly
                               Corporation, Navajo Refining Company, Navajo Holdings, Inc., Holly Petroleum, Inc.,
                               Navajo Pipeline Co., Lea Refining Company, Navajo Western Asphalt Company, Montana
                               Refining Company, A Partnership and NationsBank of Texas, N.A., Banque Paribas, The First
                               National Bank of Boston, The Bank of Nova Scotia and NationsBank of Texas, N.A. as the
                               agent (incorporated by reference to Exhibit 4(e) of Registrant's Annual Report on Form
                               10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

                 4(f)       -  First Amendment to First Amended and Restated Credit Agreement, dated as of April 7,
                               1994, among Holly Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo
                               Pipeline Co., Navajo Holdings, Inc., Lea Refining Company, Navajo Western Asphalt
                               Company, Montana Refining Company, A Partnership and Navajo Crude Oil Marketing Company,
                               and NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Banque Paribas,
                               The First National Bank of Boston, and The Bank of Nova Scotia (incorporated by reference to Exhibit 4(f) of Registrant's Annual Report on Form 10-K for its fiscal year ended July
                               31, 1994, File No. 1-3876).

                 4(g)       -  Second Amendment to First Amended and Restated Credit Agreement, dated as of June 13,
                               1995, among Holly Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo
                               Pipeline Co., Navajo Holdings, Inc., Lea Refining Company, Navajo Western Asphalt
                               Company, Montana Refining Company, A Partnership and Navajo Crude Oil Marketing Company,
                               and NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Banque Paribas,
                               The First National Bank of Boston, and The Bank of Nova Scotia.

                 4(h)       -  Promissory Note of Holly Corporation, dated as of July 23, 1993, to NationsBank of Texas,
                               N.A. with schedule attached thereto of three other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to
                               Exhibit 4(f) of Registrant's Annual Report on Form 10-K for its fiscal year ended July
                               31, 1993, File No. 1-3876).





                Exhibit
                Number         Description
                ------         -----------

                 4(i)       -  Guaranty, dated as of July 30, 1991, of Navajo Refining Company, Holly Petroleum, Inc.,
                               Navajo Pipeline Co., and Midland-Lea, Inc. in favor of NCNB Texas National Bank, Banque
                               Paribas, The First National Bank of Boston, The Bank of Nova Scotia and NCNB Texas
                               National Bank as agent for itself and the other banks (incorporated by reference to
                               Exhibit 4.2 of Registrant's Form 8-K dated July 30, 1991, File No. 1-3876).

                 4(j)       -  First Supplement, executed as of February 20, 1992, to Guaranty, dated as of July 30,
                               1991, among Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc., Navajo
                               Pipeline Co., Lea Refining Company and Navajo Western Asphalt Company in favor of NCNB
                               Texas National Bank, Banque Paribas, The First National Bank of Boston, and The Bank of
                               Nova Scotia and NCNB Texas National Bank as agent for the banks (incorporated by reference to Exhibit 4.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ending January 31, 1992, File No. 1-3876).

                 4(k)       -  Confirmation of Guaranty, executed as of July 23, 1993 by Navajo Refining Company, Holly
                               Petroleum, Inc., Navajo Pipeline Co., Navajo Holdings, Inc., Navajo Western Asphalt
                               Company and Lea Refining Company which confirms the Guaranty (Exhibit 4(i) of this Form
                               10-K) and First Supplement to the Guaranty (Exhibit 4(j) of this Form 10-K) (incorporated by reference to Exhibit 4(i) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

                 4(l)       -  Second Supplement to Guaranty, executed as of April 7, 1994, by Navajo Refining Company,
                               Holly Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline Co., Lea Refining Company,
                               Navajo Western Asphalt Company and Navajo Crude Oil Marketing Company, in favor of
                               NationsBank of Texas, N.A., Banque Paribas, The First National Bank of Boston, The Bank
                               of Nova Scotia, and NationsBank of Texas, N.A., as agent for the banks (incorporated by reference to Exhibit 4(k) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1994, File No. 1-3876).

                 4(m)       -  Security Agreement, dated as of July 30, 1991, among Holly Corporation, Navajo Refining
                               Company, Holly Petroleum, Inc., Navajo Pipeline Co., Midland-Lea, Inc., Lea Refining
                               Company, Navajo Western Asphalt Company and NCNB Texas National Bank as agent for itself,
                               Banque Paribas, The First National Bank of Boston and The Bank of Nova Scotia
                               (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-K dated July 30, 1991,
                               File No. 1-3876).





                Exhibit
                Number         Description
                ------         -----------

                 4(n)       -  First Supplement, executed as of February 20, 1992, to the Security Agreement, dated as of July 30, 1991, among Holly Corporation, Navajo Refining Company, Holly Petroleum,
                               Inc., Navajo Holdings, Inc., Navajo Pipeline Co., Lea Refining Company, Navajo Western
                               Asphalt Company and NCNB Texas National Bank as agent for itself, Banque Paribas, The
                               First National Bank of Boston and The Bank of Nova Scotia (incorporated by reference to
                               Exhibit 4.3 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ending
                               January 31, 1992, File No. 1-3876).

                 4(o)       -  Confirmation of Security Agreement, executed as of July 23, 1993 by Holly Corporation,
                               Navajo Pipeline Co., Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings,
                               Inc.,  Lea Refining Company and Navajo Western Asphalt Company which confirms the
                               Security Agreement (Exhibit 4(m) of this Form 10-K) and First Supplement to the Security
                               Agreement (Exhibit 4(n) of this Form 10-K) (incorporated by reference to Exhibit 4(l) of
                               Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No.
                               1-3876).

                 4(p)       -  Security Agreement, dated as of July 23, 1993, between Montana Refining Company, A
                               Partnership, and NationsBank of Texas, N.A. as agent for itself, Banque Paribas, The
                               First National Bank of Boston and The Bank of Nova Scotia (incorporated by reference to
                               Exhibit 4(m) of Registrant's Annual Report on Form 10-K for its fiscal year ended July
                               31, 1993, File No. 1-3876).

                 4(q)       -  Second Supplement to Security Agreement, executed as of April 7, 1994, by and among Holly
                               Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc.,
                               Navajo Pipeline Co., Lea Refining Company, Navajo Western Asphalt Company and Navajo
                               Crude Oil Marketing Company, and NationsBank of Texas, N.A., as agent, Banque Paribas,
                               The First National Bank of Boston and The Bank of Nova Scotia (incorporated by reference to Exhibit 4(p) of Registrant's Annual Report on Form 10-K for its fiscal year ended July
                               31, 1994, File No. 1-3876).

                 4(r)       -  Holly Corporation Stock Option Plan - As adopted at the Annual Meeting of Stockholders of
                               Holly Corporation on December 13, 1990 (incorporated by reference to Exhibit 4(i) of
                               Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1991, File No.
                               1-3876).





                Exhibit
                Number         Description
                ------         -----------

                 10(a)      -  Supplemental Payment Agreement, dated as of July 8, 1993, between Lamar Norsworthy and
                               Holly Corporation (incorporated by reference to Exhibit 10(a) of Registrant's Annual
                               Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

                 10(b)      -  Supplemental Payment Agreement, dated as of July 8, 1993, between Jack P. Reid and Holly
                               Corporation (incorporated by reference to Exhibit 10(b) of Registrant's Annual Report on
                               Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

                 (21)       -  Subsidiaries of Registrant

                 (23)       -  Consent of Independent Auditors

                 (27)       -  Financial Data Schedule

                 (99)       -  Copy of civil action against the Company's subsidiary, Navajo Refining Company, filed on
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