Form 10-Q
period 1995-10-31
HOLLY CORP
filed 1995-12-14
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1995

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876

                              HOLLY CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                                     75-1056913
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


100 Crescent Court, Suite 1600
          Dallas, Texas                                       75201-6927
-------------------------------                            -------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code         (214) 871-3555

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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on December 8, 1995.

                               HOLLY CORPORATION

                                     INDEX



                                                                                               Page No.
                                                                                               --------

PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         October 31, 1995 (Unaudited) and July 31, 1995                                            3

      Consolidated Statement of Income (Unaudited) -
         Three Months Ended October 31, 1995 and 1994                                              4

      Consolidated Statement of Cash Flows (Unaudited) -
         Three Months Ended October 31, 1995 and 1994                                              5

      Notes to Consolidated Financial Statements (Unaudited)                                       6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  7


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                     12

   Item 4.  Submission of Matters to a Vote of Securities Holders                                 12

   Item 6.  Exhibits and Reports on Form 8-K                                                      12

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                                                           Unaudited
                                                                                          October 31,           July 31,
                                                                                              1995                 1995
                                                                                            --------           ---------
                                          ASSETS
                                          ------
Current assets
   Cash and cash equivalents                                                               $ 28,059            $ 13,432
   Accounts receivable:  Trade                                                               39,136              37,733
                         Crude oil                                                           42,326              48,092
                                                                                           --------            --------
                                                                                             81,462              85,825
   Inventories:  Crude oil and refined products                                              29,280              35,649
                 Materials and supplies                                                       6,239               6,532
                                                                                           --------            --------
                                                                                             35,519              42,181
   Income taxes receivable                                                                        -               1,540
   Prepayments and other                                                                     10,667              10,032
                                                                                           --------            --------
             Total current assets                                                           155,707             153,010
Properties, plants and equipment, at cost                                                   253,904             249,814
Less accumulated depreciation, depletion and amortization                                   121,631             118,629
                                                                                           --------            --------
                                                                                            132,273             131,185
Other assets                                                                                  2,240               3,189
                                                                                           --------            --------
                                                                                           $290,220            $287,384
                                                                                           ========            ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities
   Accounts payable                                                                        $101,193            $106,817
   Accrued liabilities                                                                       13,831              13,702
   Income taxes payable                                                                       3,099                 476
   Current maturities of long-term debt                                                      10,775              14,275
                                                                                           --------            --------
             Total current liabilities                                                      128,898             135,270
Deferred income taxes                                                                        17,521              17,506
Long-term debt, less current maturities                                                      58,065              54,565

Contingencies
Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                                                    -                   -
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                                                        87                  87
   Additional capital                                                                         6,132               6,132
   Retained earnings                                                                         80,086              74,803
                                                                                           --------            --------
                                                                                             86,305              81,022
   Common stock held in treasury, at cost - 396,768 shares                                     (569)               (569)
   Deferred charge - amount due from ESOP                                                         -                (410)
                                                                                           --------            --------
             Total stockholders' equity                                                      85,736              80,043
                                                                                           --------            --------
                                                                                           $290,220            $287,384
                                                                                           ========            ========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                                                Unaudited
                                                                           Three Months Ended
                                                                                October 31,
                                                                    --------------------------------
                                                                      1995                   1994
                                                                   ----------             ----------
Revenues
 Net Sales                                                           $164,719              $ 160,600
 Miscellaneous                                                            119                    124
                                                                    ---------              ---------
                                                                      164,838                160,724
Costs and expenses
 Cost of sales                                                        144,990                139,247
 General and administrative                                             3,429                  3,355
 Depreciation, depletion and amortization                               3,973                  3,523
 Exploration expenses, including dry holes                                561                    466
 Miscellaneous                                                             96                     28
                                                                    ---------              ---------
                                                                      153,049                146,619
                                                                    ---------              ---------
Income from operations                                                 11,789                 14,105
Other
 Interest income                                                          331                    181
 Interest expense                                                      (1,909)                (2,120)
                                                                    ---------              ---------
                                                                       (1,578)                (1,939)
                                                                    ---------              ---------
Income before income taxes and cumulative effect
 of change in accounting for turnarounds                               10,211                 12,166
Income tax provision
 Current                                                                4,168                  4,501
 Deferred                                                                 (60)                   413
                                                                    ---------              ---------
                                                                        4,108                  4,914
                                                                    ---------              ---------
Income before cumulative effect of
 change in accounting method                                            6,103                  7,252
Cumulative effect to August 1, 1994 of change
 in accounting for turnarounds, net of taxes                                -                  5,703
                                                                    ---------              ---------
Net income                                                           $  6,103              $  12,955
                                                                    =========              =========

Income per common share
 Income before cumulative effect of
   change in accounting method                                       $    .74              $     .88
 Cumulative effect to August 1, 1994 of change
   in accounting for turnarounds, net of taxes                              -                    .69
                                                                    ---------              ---------

 Net income                                                          $    .74              $    1.57
                                                                     ========              =========

Cash dividends paid per share                                        $    .10              $     .10
Average number of shares of common
 stock outstanding (in thousands)                                       8,254                  8,254

See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                          Unaudited
                                                                                     Three Months Ended
                                                                                         October 31,
                                                                                ----------------------------
                                                                                  1995                1994
                                                                               --------             --------
   Cash flows from operating activities
      Net income                                                               $  6,103             $ 12,955
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                               3,973                3,523
           Deferred income taxes                                                    (60)                 413
           Dry hole costs and leasehold impairment                                  112                    2
           Cumulative effect to August 1, 1994 of
             change in accounting for turnarounds                                     -               (5,703)
           (Increase) decrease in operating assets
             Accounts receivable                                                  4,363               18,156
             Inventories                                                          6,662                6,551
             Income taxes receivable                                              1,540                  697
             Prepayments and other                                                 (685)                 253
           Increase (decrease) in operating liabilities
             Accounts payable                                                    (5,624)             (21,947)
             Accrued liabilities                                                    204                1,625
             Income taxes payable                                                 2,628                3,656
           Other, net                                                               438               (2,514)
                                                                               --------             --------
           Net cash provided by operating activities                             19,654               17,667

   Cash flows from financing activities
      Cash dividends                                                               (825)                (825)

                                                                               --------             --------
           Net cash used for financing activities                                  (825)                (825)

   Cash flows from investing activities
      Additions to properties, plants and equipment                              (4,202)              (3,736)
                                                                               --------             --------
           Net cash used for investment activities                               (4,202)              (3,736)
                                                                               --------             --------

   Cash and cash equivalents
      Increase for the period                                                    14,627               13,106
      Beginning of year                                                          13,432                3,297
                                                                               --------             --------
      End of period                                                            $ 28,059             $ 16,403
                                                                               ========             ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                                 $    278             $    290
      Income taxes                                                             $      -             $    100

See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1995), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 31, 1995, the consolidated results of operations for the three months ended October 31, 1995 and 1994, and consolidated cash flows for the three months ended October 31, 1995 and 1994.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first three months of fiscal 1996 are not necessarily indicative of the results to be expected for the full year.

Note B - Debt

       In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. The new $39 million Series C Notes have a 10-year life, require equal annual principal payments of $5,571,000 beginning December 15, 1999, and bear interest at 7.62%. The new $21 million Series D Notes, for which previously issued Series B Notes were exchanged, have a ten-year life, require equal annual principal payments of $3,000,000 beginning December 15, 1999, and bear interest at an initial rate of 10.16%, with reductions to 7.82% for the periods subsequent to the original maturity dates of the exchanged Series B Notes.
Both the new notes and the extension notes have other terms and conditions similar to the previously outstanding Senior Notes. At October 31, 1995, $3,500,000 of current maturities have been reclassified to long-term as result of this transaction.

       Maturities of long-term debt subsequent to October 31, 1995 for the next five fiscal years are as follows: 1996 -- $10,775,000; 1997 -- $10,775,000;
1998 - $10,775,000; 1999 -- $5,175,000 and 2000 -- $13,746,000.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations

       Net income for the first quarter ended October 31, 1995 was $6.1 million as compared to $13.0 million, which included a gain of $5.7 million for an accounting change, for the first quarter of the prior year.

       Excluding the effects of the change in accounting for turnarounds, net income decreased in the current year's first quarter as compared to the same period of fiscal 1995. Refinery margins, were less than in the first quarter of the prior year as crude oil costs were slightly higher and product prices were slightly lower in the current year's first quarter as compared to the prior year's first quarter. Partially offsetting the lower margins in the fiscal 1996 first quarter was an increase of 5% in sales volumes over the prior year's first quarter. Revenues increased in the quarter ended October 31, 1995 from the prior year's comparable period as a result of the greater sales volumes, partially offset by the decrease in product prices.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the first quarter of fiscal 1995 of $5.7 million.


       Financial Condition

       Cash flows from operations during the three months ended October 31, 1995 exceeded capital expenditures and dividends paid, resulting in a net increase of cash and cash equivalents of $14.6 million. Working capital increased during the three months ended October 31, 1995 by $9.1 million to $26.8 million. At October 31, 1995, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations and a new private placement and extension of debt as described below should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for the foreseeable future.

       Net cash provided by operating activities amounted to $19.7 million in the first three months of fiscal 1996, as compared to $17.7 million in the same period of the prior year. The change in the method of accounting for turnaround costs did not have any effect on cash provided from operations. The net change in working capital accounts for both periods was comparable.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Cash flows used for investing activities were $4.2 million in the first three months of fiscal 1996, as compared to $3.7 million in the same period of the prior year, all of which amounts were for capital expenditures. The Company has adopted capital budgets totalling $44 million for fiscal 1996. The major components of this budget are projects relating to the Company's 60,000 barrel per day Navajo Refinery in Artesia, New Mexico. The projects involve refinery upgrades to improve product yields, a joint venture to ship liquid petroleum gas (LPGs) to Mexico, and construction of a new 12" pipeline from the Navajo Refinery to El Paso, Texas.

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

       The Company has entered into a joint venture with Mapco and Amoco Pipeline to transport LPGs to Mexico. In connection with this project, a new 12" pipeline will be constructed from the Navajo refinery in Artesia, New Mexico to El Paso, Texas which should result in reduced operating expenses at current throughputs and position Navajo to transport higher volumes in the event of future refinery expansion. The new line will replace an 8" pipeline currently used by Navajo which, in turn, is to be transferred to the joint venture. The Company's total net cash investment in the project, including a 25% interest in the joint venture, is estimated to be $22 million.

       The remainder of the approved capital budgets will be for various refinery improvements, environmental and safety enhancements and approximately $2 million for oil and gas exploration and production activities.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Cash flows used for financing activities amounted to $.8 million in the first three months of fiscal 1996, as compared to $.8 million in the same period of the prior year, all of which were for dividends. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. This private placement is intended to finance the Company's $44 million capital budget for the 1996 fiscal year, and to enhance the Company's future investment flexibility and financial strength. The $39 million of new Senior Notes will have a 10 year maturity, with equal annual principal payments of $5.6 million beginning at the end of the fourth year, and an interest rate of 7.62%. The extension of $21 million of previously issued Series B Notes extends the final maturity of these notes from June 2001 to December 2005, with the first principal payment date changed from June 1996 to December 1999, and with an interest rate of 7.82% for the period subsequent to the original maturity date. Both the new notes and the extension notes have other terms and conditions similar to the previously outstanding Senior Notes. With the closing of this transaction, maturities of long-term debt for the next five fiscal years are now as follows: 1996 -- $10,775,000; 1997 -- $10,775,000; 1998 -- $10,775,000;
1999 -- $5,175,000 and 2000 -- $13,746,000.

       Diamond Shamrock, Inc., an independent refiner and marketer, completed in November 1995 the construction of a 409-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso, the Company's largest market. Diamond Shamrock announced that this pipeline will have an initial capacity of 27,000 BPD, and that Diamond Shamrock intends to use its pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. The Diamond Shamrock pipeline should substantially increase the supply of products in the Company's principal markets.

       In June 1995, an investor group announced that it was negotiating to purchase an existing crude oil pipeline running from West Texas to a refinery near Houston as part of the investor group's plan to reverse the line and extend it for use in transporting refined products from the Gulf Coast to El Paso. There have been periodic reports since then that the group is taking steps to attempt to bring the project to fruition. If such a project were to be consummated, there would be a substantial increase in supply for the Company's markets. Neither the viability of this project nor its long-term ramifications can presently be ascertained.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that Navajo, beginning in September 1990 and continuing until the present, had violated and continues to violate the RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non- compliance. The Company believes that the parties are in the final stages of negotiations that should resolve the litigation. Based on these negotiations, the Company would close the existing evaporation ponds of its wastewater management system and implement an alternative wastewater treatment system. Any settlement with DOJ and EPA also is expected to involve payment of a civil penalty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C to the Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Securities Holders

       At the annual meeting of stockholders of December 14, 1995, all seven of the management's nominees for directors as listed in the proxy statement were elected.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                                         Total Shares Voted      Total Shares Voted
                                               "For"                  "Withheld"
                                         -------------------     ------------------
              Matthew P. Clifton             7,004,855                 17,461
              Marcus R. Hickerson            7,006,259                 16,057
              A. J. Losee                    7,005,133                 17,183
              Thomas K. Matthews, II         7,002,351                 19,965
              Robert G. McKenzie             7,005,867                 16,449
              Lamar Norsworthy               7,004,855                 17,461
              Jack P. Reid                   7,004,855                 17,461


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:  See Index to Exhibits on page 14.
       (b)    Reports on Form 8-K:  None.

                                   SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HOLLY CORPORATION
                                               --------------------------
                                               (Registrant)



Date:  December 14, 1995                       By /S/Henry A.Teichholz
                                               --------------------------
                                               Henry A. Teichholz
                                               Vice President, Treasurer
                                               and Controller
                                               (Duly Authorized Principal
                                               Financial and Accounting
                                               Officer)

                               HOLLY CORPORATION

                               INDEX TO EXHIBITS

              (Exhibits are numbered to correspond to the exhibit
                      table in Item 601 of Regulation S-K)

         Exhibit
         Number           Description
         ------           -----------
         4.1     -        Third Amendment to First Amended and Restated Credit Agreement, dated as of November 15, 1995, among Holly Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co.,
                          Navajo Holdings, Inc., Lea Refining Company, Navajo Western Asphalt Company, Montana Refining
                          Company, a Partnership and Navajo Crude Oil Marketing Company, NationsBank of Texas, N.A., as
                          Agent, and NationsBank of Texas, N.A., Banque Paribas, The First National Bank of Boston, and
                          The Bank of Nova Scotia.

         4.2     -        Guaranty, dated as of November 1, 1995, of Navajo Crude Oil Marketing Company and Navajo
                          Western Asphalt Company in favor of New York Life Insurance Company, John Hancock Mutual Life
                          Insurance Company, John Hancock Variable Life Insurance Company, Confederation Life Insurance
                          Company, The Penn Insurance and Annuity Company, The Penn Mutual Life Insurance Company, The
                          Manhattan Life Insurance Company, The Union Central Life Insurance Company, Safeco Life
                          Insurance Company, American International Life Assurance Company of New York, Pan-American Life
                          Insurance Company and Jefferson-Pilot Life Insurance Company.

         4.3     -        Letter of Consent, Waiver and Amendment, dated as of November 15, 1995, among Holly
                          Corporation, and New York Life Insurance Company, John Hancock Mutual Life Insurance Company,
                          John Hancock Variable Life Insurance Company, Confederation Life Insurance Company, The Penn
                          Insurance and Annuity Company, The Penn Mutual Life Insurance Company, The Manhattan Life
                          Insurance Company, The Union Central Life Insurance Company, Safeco Life Insurance Company,
                          American International Life Assurance Company of New York, Pan-American Life Insurance Company
                          and Jefferson-Pilot Life Insurance Company.

         Exhibit
         Number           Description
         ------           -----------
         4.4     -        7.62% Series C Senior Note of Holly Corporation, dated as of November 21, 1995, to John Hancock
                          Mutual Life Insurance Company, with schedule attached thereto of five other substantially identical Notes which differ only in the respects set forth in such schedule.

         4.5     -        Series D Senior Note of Holly Corporation, dated as of November 21, 1995, to John Hancock
                          Mutual Life Insurance Company, with schedule attached thereto of three other substantially identical Notes which differ only in the respects set forth in such schedule.

         4.6     -        Note Agreement of Holly Corporation, dated as of November 15, 1995, to John Hancock Mutual Life
                          Insurance Company, with schedule attached thereto of five other substantially identical Note
                          Agreements which differ only in the respects set forth in such schedule.

         4.7     -        Guaranty, dated as of November 15, 1995, of Navajo Refining Company, Navajo Pipeline Company,
                          Lea Refining Company, Navajo Holdings, Inc., Navajo Western Asphalt Company and Navajo Crude
                          Oil Marketing Company in favor of John Hancock Mutual Life Insurance Company, John Hancock
                          Variable Life Insurance Company, Alexander Hamilton Life Insurance Company of America, The Penn
                          Mutual Life Insurance Company, AIG Life Insurance Company an Pan-American Life Insurance
                          Company.

         27      -        Financial Data Schedule