Form 10-Q
period 1996-01-31
HOLLY CORP
filed 1996-03-11
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1996
                                ----------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                       ------

                               HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        75-1056913
---------------------------------                 -----------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                  75201-6927
----------------------------------------          -----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (214) 871-3555
                                                    -------------------

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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on March 4, 1996.

                               HOLLY CORPORATION

                                     INDEX



                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         January 31, 1996 (Unaudited) and July 31, 1995                                            3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Six Months Ended January 31, 1996 and 1995                               4

      Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended January 31, 1996 and 1995                                                5

      Notes to Consolidated Financial Statements (Unaudited)                                       6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  7


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                     12

   Item 6.  Exhibits and Reports on Form 8-K                                                      12

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                    Unaudited
                                                    January 31,           July 31,
                                                      1996                 1995
                                                  ----------             ---------
                             ASSETS
                             ------
Current assets
  Cash and cash equivalents                        $ 57,391               $ 13,432
  Accounts receivable:  Trade                        34,772                 37,733
                        Crude oil                    39,708                 48,092
                                                   --------               --------
                                                     74,480                 85,825
  Inventories:  Crude oil and refined products       38,250                 35,649
                   Materials and supplies             6,477                  6,532
                                                   --------               --------
                                                     44,727                 42,181
  Income taxes receivable                             2,727                  1,540
  Prepayments and other                               8,765                 10,032
                                                   --------               --------
  Total current assets                              188,090                153,010

Properties, plants and equipment, at cost           257,201                249,814
Less accumulated depreciation, depletion
  and amortization                                  125,068                118,629
                                                   --------               --------
                                                    132,133                131,185
Other assets                                          2,118                  3,189
                                                   --------               --------
                                                   $322,341               $287,384
                                                   ========               ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $ 97,815              $106,817
  Accrued liabilities                                12,028                13,702
  Income taxes payable                                  667                   476
  Current maturities of long-term debt               10,775                14,275
                                                   --------              --------
  Total current liabilities                         121,285               135,270

Deferred income taxes                                17,707                17,506
Long-term debt, less current maturities              97,057                54,565
Contingencies
Stockholders' equity
  Preferred stock, $1.00 par value -
    1,000,000 shares authorized; none issued            -                      -
  Common stock, $.01 par value
    - 20,000,000 shares authorized;
  8,650,282 shares issued                                87                    87
  Additional capital                                  6,132                 6,132
  Retained earnings                                  80,642                74,803
                                                   --------              --------
                                                     86,861                81,022
  Common stock held in treasury, at cost -
   396,768 shares                                      (569)                 (569)
  Deferred charge - amount due from ESOP                 -                   (410)
                                                   --------              --------
Total stockholders' equity                           86,292                80,043
                                                   --------              --------
                                                   $322,341              $287,384
                                                   ========              ========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                                        Unaudited                    Unaudited
                                                                  Three Months Ended             Six Months Ended
                                                                       January 31,                   January 31,
                                                              --------------------------       --------------------------
                                                                  1996           1995             1996            1995
                                                               ----------     ----------       ----------     -----------
Revenues
 Net sales                                                    $ 151,510        $ 146,263       $ 316,229         $ 306,863
 Miscellaneous                                                      268              699             387               823
                                                              ---------        ---------       ---------         ---------
                                                                151,778          146,962         316,616         $ 307,686

Costs and expenses
 Cost of sales                                                  138,956          135,403          283,946          274,650
 General and administrative                                       3,373            3,315            6,802            6,670
 Depreciation, depletion and amortization                         4,493            3,877            8,466            7,400
 Exploration expenses, including dry holes                          900              804            1,461            1,270
 Miscellaneous                                                       73               54              169               82
                                                              ---------        ---------        ---------        ---------
                                                                147,795          143,453          300,844          290,072
                                                              ---------        ---------        ---------        ---------
Income from operations                                            3,983            3,509           15,772           17,614
Other
 Interest income                                                    859              262            1,190              443
 Interest expense                                                (2,540)          (2,122)          (4,449)          (4,242)
                                                              ---------        ---------        ---------        ---------
                                                                 (1,681)          (1,860)          (3,259)          (3,799)
                                                              ---------        ---------        ---------        ---------
Income before income taxes and cumulative effect
 of change in accounting for turnarounds                          2,302            1,649           12,513           13,815

Income tax provision
 Current                                                            985               54            5,153            4,555
 Deferred                                                           (59)             612             (119)           1,025
                                                              ---------        ---------        ---------       ----------
                                                                    926              666            5,034            5,580
                                                              ---------        ---------        ---------       ----------
Income before cumulative effect of
  change in accounting method                                      1,376              983           7,479            8,235
Cumulative effect to August 1, 1994 of change
  in accounting for turnarounds, net of taxes                         -                -                -            5,703
                                                              ---------        ---------        ---------        ---------

Net income                                                    $   1,376        $     983        $   7,479        $  13,938
                                                              =========        =========        =========        =========

Income per common share
 Income before cumulative effect
  of change in accounting method                              $     .17        $     .12       $      .91       $    1.00
 Cumulative effect to August 1, 1994  of change
  in accounting for turnarounds, net of taxes                         -                -                -             .69
                                                              ---------        ---------       ---------        ---------

Net income                                                    $     .17        $     .12        $     .91       $    1.69
                                                              =========        =========        =========       =========

Cash dividends paid per share                                 $     .10        $     .10        $     .20       $     .20
Average number of shares of common
 stock outstanding (in thousands)                                 8,254            8,254            8,254           8,254


See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                          Unaudited
                                                                                      Six Months Ended
                                                                                         January 31,
                                                                                ----------------------------
                                                                                  1996                1995
                                                                                --------            --------
   Cash flows from operating activities
      Net income                                                               $  7,479             $ 13,938
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                               8,466                7,400
           Deferred income taxes                                                   (119)               1,025
           Dry hole costs and leasehold impairment                                  501                  374
           Cumulative effect to August 1, 1994 of
             change in accounting for turnarounds                                     -               (5,703)
           (Increase) decrease in operating assets
             Accounts receivable                                                 11,345               13,381
             Inventories                                                         (2,546)               4,293
             Income taxes receivable                                             (1,176)              (2,125)
             Prepayments and other                                                  736                1,893
           Increase (decrease) in operating liabilities
             Accounts payable                                                    (9,002)             (12,528)
             Accrued liabilities                                                 (1,354)              (1,060)
             Income taxes payable                                                   191                 (111)
           Other, net                                                               496               (2,765)
                                                                                -------              -------
           Net cash provided by operating activities                             15,017               18,012

   Cash flows from financing activities
      Proceeds from Senior Notes                                                 39,000                    -
      Reduction of long-term debt                                                    (8)                  (8)
      Issuance costs of debt                                                       (425)                   -
      Cash dividends                                                             (1,651)              (1,651)
                                                                                -------              -------
           Net cash provided by (used for) financing activities                  36,916               (1,659)

   Cash flows from investing activities
      Additions to properties, plants and equipment                              (7,974)              (6,644)
                                                                                -------              -------
           Net cash used for investing activities                                (7,974)              (6,644)
                                                                                -------              -------

   Cash and cash equivalents
      Increase for the period                                                    43,959                9,709
      Beginning of year                                                          13,432                3,297
                                                                                -------              -------
      End of period                                                             $57,391              $13,006
                                                                                =======              =======

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                                  $ 3,769              $ 4,242
      Income taxes                                                              $ 5,854              $ 6,744

See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1995), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 1996, the consolidated results of operations for the three and six months ended January 31, 1996 and 1995, and consolidated cash flows for the six months ended January 31, 1996 and 1995.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 1996 are not necessarily indicative of the results to be expected for the full year.

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

       With the closing of this transaction, maturities of long-term debt through fiscal year 2000 are now as follows: 1996 -- $10,775,000; 1997 -- $10,775,000; 1998 - $10,775,000; 1999 -- $5,175,000 and 2000 -- $13,746,000.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations

       Net income for the second quarter ended January 31, 1996 was $1.4 million as compared to $1.0 million for the second quarter of the prior year. For the six months ended January 31, 1996, net income was $7.5 million as compared to $13.9 million, which included a gain of $5.7 million for an accounting change, for the first six months in the same period of fiscal 1995.

       Excluding the effect of the change in accounting for turnarounds in the first quarter of the prior year, the changes in net income in the second quarter and six month period ended January 31, 1996 were not material, as compared to the same periods of fiscal 1995. Refinery margins in both second quarter periods were unsatisfactory, however margins have recently shown some improvement from the low levels of the current year second quarter period.

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


       Financial Condition

       Cash and cash equivalents increased during the six months ended January 31, 1996 by $44.0 million, primarily the result of the new $39 million of Senior Notes, as described below, and cash flows from operations, reduced partially by capital expenditures and dividends paid. Working capital increased during the six months ended January 31, 1996 by $49.1 million to $66.8 million. The Company's long-term debt now represents 55.5% of total capitalization as compared to 46.2% at July 31, 1995. At January 31, 1996, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for the foreseeable future.

       Net cash provided by operating activities amounted to $15.0 million in the first six months of fiscal 1996, as compared to $18.0 million in the same period of the prior year. The change in the method of accounting for turnaround costs did not have any effect on cash provided from operations.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Cash flows used for investing activities were $8.0 million in the first six months of fiscal 1996, as compared to $6.6 million in the same period of the prior year, all of which amounts were for capital expenditures. The Company has adopted capital budgets totalling $44 million for fiscal 1996. The major components of this budget are projects relating to the Company's 60,000 barrel per day Navajo Refinery in Artesia, New Mexico. The projects involve refinery upgrades to improve product yields, a joint venture to ship liquid petroleum gas (LPGs) to Mexico, and construction of a new 12" pipeline from the Navajo Refinery to El Paso, Texas.

       The Company believes its presently scheduled capital projects will improve product yields and enhance refining profitability. The first of these projects, a UOP Isomerization unit, will increase the refinery's internal octane generating capabilities and will result in improved light product yields. This unit is expected to be operational during the fourth quarter of fiscal 1996. In addition, the Company intends to make certain state-of-the-art upgrades to its fluid catalytic cracking unit (FCC), which will improve FCC high value product yields. Engineering and equipment procurement for this project will proceed during fiscal 1996, with completion and realization of benefits occurring during fiscal 1997. The total estimated cost of these two projects is $12.5 million.

       The Company has entered into a joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport LPGs to Mexico. In connection with this project, a new 12" pipeline will be constructed from the Navajo refinery in Artesia, New Mexico to El Paso, Texas which should result in reduced operating expenses at current throughputs and position Navajo to transport higher volumes in the event of future refinery expansion. The new line will replace an 8" pipeline currently used by Navajo which, in turn, is to be transferred to the joint venture. The Company's total net cash investment in the project, including a 25% interest in the joint venture, is estimated to be $22 million. The Company is in the process of considering alternative approaches to the new 12" pipeline which may reduce the net cash investment and/or provide additional opportunities.

       The remainder of the approved capital budgets will be for various refinery improvements, environmental and safety enhancements and approximately $2 million for oil and gas exploration and production activities.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Cash flows provided by financing activities amounted to $36.9 million in the first six months of fiscal 1996, as compared to cash flows used for financing activities of $1.7 million in the same period of the prior year. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. This private placement is intended to finance the Company's $44 million capital budget for the 1996 fiscal year, and to enhance the Company's future investment flexibility and financial strength. The $39 million of new Senior Notes will have a 10 year maturity, with equal annual principal payments of $5.6 million beginning at the end of the fourth year, and an interest rate of 7.62%. The extension of $21 million of previously issued Series B Notes extends the final maturity of these notes from June 2001 to December 2005, with the first principal payment date changed from June 1996 to December 1999, and with an interest rate of 7.82% for the period subsequent to the original maturity date. Both the new notes and the extension notes have other terms and conditions similar to the previously outstanding Senior Notes. With the closing of this transaction, maturities of long-term debt through fiscal year 2000 are now as follows: 1996 -- $10,775,000; 1997 - - $10,775,000; 1998 --
$10,775,000; 1999 -- $5,175,000 and 2000 -- $13,746,000.

       Diamond Shamrock, Inc., an independent refiner and marketer, completed in November 1995 the construction of a 409-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso, the Company's largest market. Diamond Shamrock announced that this pipeline will have an initial capacity of 27,000 BPD, and that it intends to use its pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. The Diamond Shamrock pipeline should substantially increase the supply of products in the Company's principal markets.

       Periodically other projects that, if consummated, could cause an increase in the supply of products to some or all of the Company's markets have been explored by a variety of entities. One such project involves an investor group which, in June 1995, announced that it was negotiating to purchase an existing crude oil pipeline running from West Texas to a refinery near Houston, as part of the investor group's plan to reverse the line and extend it for use in transporting refined products from the Gulf Coast to El Paso. There have been periodic reports since then that the group is taking steps to attempt to bring the project to fruition. If such a project were to be consummated, there would be a substantial further increase in supply for the Company's markets. Neither the viability of this project nor its long-term ramifications can presently be ascertained.

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

       In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The Company believes that the parties are in the final stages of negotiating a resolution of the litigation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system at a cost believed to be substantially less than $1 million. The settlement also contemplates that the Company would implement one of several alternatives to the existing wastewater treatment system, which likely could cause the Company to incur costs totaling approximately $3 million over the next several years. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. The settlement with the DOJ also is expected to involve the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for the litigation.

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

                                               HOLLY CORPORATION
                                         --------------------------------
                                         (Registrant)



Date:  March 8, 1996                     By /S/Henry A. Teichholz
       -------------                        -----------------------------
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