Form 10-Q
period 1996-04-30
HOLLY CORP
filed 1996-06-11
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996
                               --------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission File Number 1-3876

                               HOLLY CORPORATION
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


           Delaware                                          75-1056913
- ---------------------------------                  -----------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                     75201-6927
- ----------------------------------------             ---------------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code  (214) 871-3555
                                                    --------------

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
8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on June 5, 1996.

                               HOLLY CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         April 30, 1996 (Unaudited) and July 31, 1995                      3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 1996 and 1995        4

      Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended April 30, 1996 and 1995                         5

      Notes to Consolidated Financial Statements (Unaudited)               6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                             12

   Item 6.  Exhibits and Reports on Form 8-K                              12


                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                                                         Unaudited
                                                                                         April 30,         July 31,
                                                                                           1996             1995
                                                                                        ----------        ---------

                                          ASSETS
                                          ------
Current assets
   Cash and cash equivalents                                                            $ 69,790          $ 13,432
   Accounts receivable:  Trade                                                            46,204            37,733
                         Crude oil                                                        62,102            48,092
                                                                                        --------          --------
                                                                                         108,306            85,825
   Inventories:  Crude oil and refined products                                           33,452            35,649
                 Materials and supplies                                                    6,652             6,532
                                                                                        --------          --------
                                                                                          40,104            42,181
   Income taxes receivable                                                                   752             1,540
   Prepayments and other                                                                   8,097            10,032
                                                                                        --------          --------
             Total current assets                                                        227,049           153,010

Properties, plants and equipment, at cost                                                259,579           249,814
Less accumulated depreciation, depletion and amortization                                128,934           118,629
                                                                                        --------          --------
                                                                                         130,645           131,185
Other assets                                                                               2,755             3,189
                                                                                        --------          --------
                                                                                        $360,449          $287,384
                                                                                        ========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities
   Accounts payable                                                                     $128,224          $106,817
   Accrued liabilities                                                                    16,409            13,702
   Income taxes payable                                                                      616               476
   Current maturities of long-term debt                                                   10,775            14,275
                                                                                        --------          --------
             Total current liabilities                                                   156,024           135,270

Deferred income taxes                                                                     18,393            17,506
Long-term debt, less current maturities                                                   97,057            54,565
Contingencies
Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                                                 -                 -
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                                                     87                87
   Additional capital                                                                      6,132             6,132
   Retained earnings                                                                      83,325            74,803
                                                                                        --------          --------
                                                                                          89,544            81,022
   Common stock held in treasury, at cost - 396,768 shares                                  (569)             (569)
   Deferred charge - amount due from ESOP                                                      -              (410)
                                                                                        --------          --------
             Total stockholders' equity                                                   88,975            80,043
                                                                                        --------          --------
                                                                                        $360,449          $287,384
                                                                                        ========          ========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                                    Unaudited                        Unaudited
                                                               Three Months Ended                Nine Months Ended
                                                                    April 30,                         April 30,
                                                           --------------------------         --------------------------
                                                              1996           1995                1996            1995
                                                           ----------     ----------          ----------     -----------
Revenues
 Net sales                                                  $ 168,256        $ 146,923        $ 484,485        $ 453,786
 Miscellaneous                                                    216              124              603              947
                                                            ---------        ---------        ---------        ---------
                                                              168,472          147,047          485,088          454,733
Costs and expenses
 Cost of sales                                                151,437          137,672          435,383          412,322
 General and administrative                                     3,547            2,959           10,349            9,629
 Depreciation, depletion and amortization                       4,898            4,335           13,364           11,735
 Exploration expenses, including dry holes                        888            1,181            2,349            2,451
 Miscellaneous                                                     34               25              203              107
                                                            ---------        ---------        ---------        ---------
                                                              160,804          146,172          461,648          436,244
                                                            ---------        ---------        ---------        ---------
Income from operations                                          7,668              875           23,440           18,489
Other
 Interest income                                                  844              289            2,034              732
 Interest expense                                              (2,682)          (2,095)          (7,131)          (6,337)
                                                            ---------        ---------        ---------        ---------
                                                               (1,838)          (1,806)          (5,097)          (5,605)
                                                            ---------        ---------        ---------        ---------
Income (loss) before income taxes and cumulative effect
 of change in accounting for turnarounds                        5,830             (931)          18,343           12,884
Income tax provision (benefit)
 Current                                                        1,996             (969)           7,149            3,586
 Deferred                                                         331              414              212            1,439
                                                            ---------        ---------        ---------        ---------
                                                                2,327             (555)           7,361            5,025
                                                            ---------        ---------        ---------        ---------
Income (loss) before cumulative effect of
  change in accounting method                                   3,503             (376)          10,982            7,859
Cumulative effect to August 1, 1994 of change
  in accounting for turnarounds, net of taxes                       -                -                -            5,703
                                                            ---------        ---------        ---------        ---------

Net income (loss)                                           $   3,503        $    (376)       $  10,982        $  13,562
                                                            =========        =========        =========        =========

Income (loss) per common share
 Income (loss) before cumulative effect
  of change in accounting method                            $     .42        $    (.05)       $    1.33        $     .95
 Cumulative effect to August 1, 1994  of change
  in accounting for turnarounds, net of taxes                       -                -                -              .69
                                                            ---------        ---------        ---------        ---------

 Net income (loss)                                          $     .42        $    (.05)       $    1.33        $    1.64
                                                            =========        =========        =========        =========
Cash dividends paid per share                               $     .10        $     .10        $     .30        $     .30
Average number of shares of common
 stock outstanding (in thousands)                               8,254            8,254            8,254            8,254

See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                     Unaudited
                                                                                 Nine Months Ended
                                                                                      April 30,
                                                                            --------------------------
                                                                              1996              1995
                                                                            --------           -------
   Cash flows from operating activities
      Net income                                                            $ 10,982           $13,562
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                           13,364            11,735
           Deferred income taxes                                                 212             1,439
           Dry hole costs and leasehold impairment                             1,045               652
           Cumulative effect to August 1, 1994 of
             change in accounting for turnarounds                                  -            (5,703)
           (Increase) decrease in operating assets
             Accounts receivable                                             (22,481)            8,152
             Inventories                                                       2,077             4,015
             Income taxes receivable                                             804            (3,094)
             Prepayments and other                                             1,350             1,458
           Increase (decrease) in operating liabilities
             Accounts payable                                                 21,407            (5,149)
             Accrued liabilities                                               3,262             2,473
             Income taxes payable                                                140              (111)
           Other, net                                                           (997)           (2,696)
                                                                            --------           -------
           Net cash provided by operating activities                          31,165            26,733

   Cash flows from financing activities
      Proceeds from Senior Notes                                              39,000                 -
      Reduction of long-term debt                                                 (8)               (8)
      Issuance costs of debt                                                    (403)                -
      Cash dividends                                                          (2,476)           (2,476)
                                                                            --------           -------
           Net cash provided by (used for) financing activities               36,113            (2,484)

   Cash flows from investing activities
      Additions to properties, plants and equipment                          (10,920)          (10,606)
                                                                            --------           -------
           Net cash used for investing activities                            (10,920)          (10,606)
                                                                            --------           -------

   Cash and cash equivalents
      Increase for the period                                                 56,358            13,643
      Beginning of year                                                       13,432             3,297
                                                                            --------           -------
      End of period                                                         $ 69,790           $16,940
                                                                            ========           =======

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                              $  3,782           $ 4,249
      Income taxes                                                          $  5,874           $ 6,744

See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1995), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 1996, the consolidated results of operations for the three and nine months ended April 30, 1996 and 1995, and consolidated cash flows for the nine months ended April 30, 1996 and 1995.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 1996 are not necessarily indicative of the results to be expected for the full year.

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

Note C - Pipeline Lease

       The Company has entered into a lease agreement which involves leasing more than 300 miles of 8" pipeline beginning in fiscal 1997. The lease will have an initial term of ten years with a renewal option for an additional ten years, and provides for future escalation of lease payments.

                               HOLLY CORPORATION

Note D - Contingencies

       In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The Company believes that the parties are in the final stage of negotiating a resolution of the litigation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system at a cost believed to be substantially less than $1 million. The settlement also contemplates that the Company would utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $3 million dollars over the next several years. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. The settlement with the DOJ also is expected to involve the payment of civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for the litigation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations

       Net income for the third quarter ended April 30, 1996 was $3.5 million as compared to a net loss of $.4 million for the third quarter of the prior year. For the nine months ended April 30, 1996, net income was $11.0 million as compared to $13.6 million, which included a gain of $5.7 million for an accounting change, for the first nine months in the same period of fiscal 1995.

       Excluding the effect of the change in accounting for turnarounds in the first quarter of the prior year, the increase in net income in the third quarter and nine month period ended April 30, 1996 was principally due to improved refining margins, as compared to the same periods of fiscal 1995. Refinery margins in the current period's third quarter, particularly beginning in the month of April 1996 and continuing into the present quarter, were very strong as refining capacity and gasoline inventories tightened nationally. Adding to the improved results were improvements in the Company's oil and gas business. With two new offshore properties commencing production during the second quarter, sufficient revenues were generated to effectively reflect a break even on a book basis for both the three and nine month periods ending April 30, 1996, as compared to

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


losses of $1.4 million and $2.2 million in the three and nine month periods, respectively, in the prior year. Interest income and interest expense, net for the three month periods, were essentially the same as higher levels of interest expense due to the additional borrowings last November 1995, were offset by higher interest income. For the nine months ended April 30, 1996 interest income and expense, net, decreased $.5 million due to higher levels of investments. Total revenues for both current periods increased due to higher selling prices, particularly in the third quarter, than those of the prior year periods. Revenues from the Company's oil and gas business were $2.2 million and $4.3 million for the third quarter and nine month period ended April 30, 1996, as compared to $.4 million and $1.4 million for the prior year third quarter and nine months. Volumes of refined products sold in the current quarter were slightly lower due to a major maintenance (turnaround) in March 1996 of the Company's crude unit at its Navajo Refining Company's Artesia facility. For the nine month periods sales volumes of refined products were fundamentally the same in both years.

       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units which requires the shutdown and restart of all units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the first quarter of fiscal 1995 of $5.7 million.


       Financial Condition

       Cash and cash equivalents increased during the nine months ended April 30, 1996 by $56.4 million, primarily the result of the new $39 million of Senior Notes, as described below, and cash flows from operations, reduced partially by capital expenditures and dividends paid. Working capital increased during the nine months ended April 30, 1996 by $53.3 million to $71.0 million. The Company's long-term debt now represents 54.8% of total capitalization as compared to 46.2% at July 31, 1995. At April 30, 1996, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for the foreseeable future.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Net cash provided by operating activities amounted to $31.2 million in the first nine months of fiscal 1996, as compared to $26.7 million in the same period of the prior year. The change in the method of accounting for turnaround costs did not have any effect on cash provided from operations.

       Cash flows for investing activities were $10.9 million in the first nine months of fiscal 1996, as compared to $10.6 million in the same period of the prior year, all of which were for capital expenditures.

       Favorable developments, as discussed below, have allowed the Company to reduce its previously announced 1996 fiscal year capital budget from $44 million to $27 million. The planned expenditures are principally for projects relating to the Company's 60,000 barrel per day Navajo Refinery in Artesia, New Mexico, including refinery upgrades to improve product yields, a joint venture to ship liguid petroleum gas (LPGs) to Mexico, construction of a new 12" pipeline from Orla to El Paso, Texas, to replace the pipeline to be utilized by the LPG joint venture, and construction of a pipeline connection from the Navajo Refinery to an 8" pipeline that will be leased by the Company for products transport (the "Lease Agreement").

       The Lease Agreement with Mid-America Pipeline as the lessor and involving more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico has allowed the Company to alter its plans for the joint venture replacement pipeline. Instead of constructing a pipeline from the Navajo Refinery to El Paso, Texas, the new 12" pipeline will be constructed from Orla to El Paso, Texas, in parallel with the 8" segment that will be sold to the joint venture. This new pipeline configuration allows the Company to save approximately $17 million in capital costs on this project, such that the Company's total net cash investment, including a 25% interest in the joint venture, is now estimated to be $5 million.

       The Company believes the scheduled refinery upgrade capital projects will improve product yields and enhance refining profitability. The planned UOP Isomerization unit, which will increase the refinery's internal octane generating capabilities and improve light product yields, is expected to be operational during the first quarter of fiscal 1997. In addition, the Company intends to implement certain state-of-the-art upgrades to its fluid catalytic cracking unit (FCC), which will improve FCC high value product yields. Engineering and equipment procurement for this project will proceed during fiscal 1996, with completion and realization of benefits expected to occur during fiscal 1997. The total estimated cost of these two projects is $14 million.

       The Company's previously announced joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport LPGs to Mexico involves the construction of a new 12" pipeline to replace a portion of the 8" pipeline currently used by Navajo, which in turn will be transferred to the joint venture. The change in pipeline configuration discussed above occurred after the Company had begun work on the previous construction plan, resulting in approximately

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


$900,000 in archaeological and right-of-way costs that were charged against this quarter's earnings. The Company anticipates the realization of benefits from the joint venture in fiscal 1997.

       In addition to the above budgeted expenditures, the Company has added a $12 million project in connection with the Lease Agreement involving the construction of an 8" pipeline from the Navajo Refinery to the leased pipeline and related terminalling facilities. These facilities will allow the Company to use the pipeline to transport refined products from its Navajo Refinery to markets in Northwest New Mexico, including Albuquerque and Farmington. Mid-America Pipeline Company will continue to operate the pipeline.

       The additional pipeline capacity associated with both the Lease Agreement and the new pipeline constructed in conjunction with the joint venture should reduce pipeline operating expenses at current throughputs and allow the Company to expand volumes, through refinery expansion or otherwise, shipped into existing and new markets.

       The remainder of the approved capital budgets will be for various refinery improvements, environmental and safety enhancements and approximately $2 million for new oil and gas exploration and production activities.

       Cash flows provided by financing activities amounted to $36.1 million in the first nine months of fiscal 1996, as compared to cash flows used for financing activities of $2.5 million in the same period of the prior year. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. This private placement is intended to finance the Company's capital budget for the 1996 fiscal year, and to enhance the Company's future investment flexibility and financial strength. The $39 million of new Senior Notes will have a 10-year maturity, with equal annual principal payments of $5.6 million beginning at the end of the fourth year, and an interest rate of 7.62%. The extension of $21 million of previously issued Series B Notes extends the final maturity of these notes from June 2001 to December 2005, with the first principal payment date changed from June 1996 to December 1999, and with an interest rate of 7.82% for the period subsequent to the original maturity date. Both the new notes and the extension notes have other terms and conditions similar to the previously outstanding Senior Notes. With the closing of this transaction, maturities of long-term debt through fiscal year 2000 are now as follows: 1996 -- $10,775,000; 1997 -- $10,775,000; 1998 -- $10,775,000; 1999
- -- $5,175,000 and 2000 -- $13,746,000.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Diamond Shamrock, Inc., an independent refiner and marketer, completed in November 1995 the construction of a 409-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. Diamond Shamrock has announced that this pipeline will have an initial capacity of 27,000 BPD, and that it intends to use its pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. The Diamond Shamrock pipeline has increased and could further increase the supply of products in the Company's principal markets.

       Periodically other projects that, if consummated, could cause an increase in the supply of products to some or all of the Company's markets have been explored by a variety of entities. One such project involves an investor group which, in June 1995, announced that it was negotiating to purchase an existing crude oil pipeline running from West Texas to a refinery near Houston, as part of the investor group's plan to reverse the line and extend it for use in transporting refined products from the Gulf Coast to El Paso. There had been periodic reports that the group is taking steps to attempt to bring the project to fruition, but of late no such reports have been seen. If such a project were to be consummated, there would be a substantial further increase in supply for the Company's markets. Neither the viability of this project nor its long-term ramifications can presently be ascertained.

       At times in the past, the common carrier pipelines used by the Company to serve the Tucson and Phoenix markets have been operated at or near their capacity. In addition, the common carrier pipeline used by the Company to serve the Albuquerque market currently is operating at or near capacity. The aforementioned Lease Agreement with Mid-America Pipeline Company should alleviate this Albuquerque market constraint. There is no assurance that the Company will not experience future constraints on its ability to deliver its products through common carrier pipelines or that any existing constraints will not worsen. In particular, the flow of additional product into El Paso for shipment to Arizona, either as a result of the new Diamond Shamrock pipeline or otherwise, could result in the reoccurrence of such constraints.

       In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. The Company believes that the parties are in the final stages of negotiating a resolution of the litigation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system at a cost believed to be substantially less than $1 million. The settlement also contemplates that the Company would implement an alternative to the existing wastewater

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


treatment system, which likely could cause the Company to incur costs totaling approximately $3 million over the next several years. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. The settlement with the DOJ also is expected to involve the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for the litigation.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

       In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that Navajo, beginning in September 1990 and continuing until the present, had violated and continues to violate the RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non- compliance. The Company believes that the parties are in the final stages of negotiations that should resolve the litigation. Based on these negotiations, the Company would close the existing evaporation ponds of its wastewater management system and implement an alternative wastewater treatment system. Any settlement with DOJ and EPA also is expected to involve payment of a civil penalty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D to the Consolidated Financial Statements.


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:  See Index to Exhibits on page 14.
       (b)    Reports on Form 8-K:  None.

                                   SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOLLY CORPORATION
                                        ------------------------------
                                        (Registrant)



Date:  June 11, 1996                    By /S/Henry A. Teichholz
                                           ----------------------------
                                           Henry A. Teichholz
                                           Vice President, Treasurer
                                             and Controller
                                           (Duly Authorized Principal
                                            Financial and Accounting
                                            Officer)

                               HOLLY CORPORATION

                               INDEX TO EXHIBITS


              (Exhibits are numbered to correspond to the exhibit
                      table in Item 601 of Regulation S-K)



                       Exhibit
                       Number              Description
                       -------             ------------
                         27       -        Financial Data Schedule