Form 10-K
period 1996-07-31
HOLLY CORP
filed 1996-10-29
CIK 48039

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED JULY 31, 1996
                                       OR
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM       TO
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

                                 -------------

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

                                      NONE

                                 -------------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /

  On October 11, 1996, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $119,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

  8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on October 11, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the registrant's proxy statement for its annual meeting of stockholders in December 1996, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after July 31, 1996, are incorporated by reference in Part III.

================================================================================

                           ANNUAL REPORT ON FORM 10-K
                              OF HOLLY CORPORATION
                        FISCAL YEAR ENDED JULY 31, 1996



FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-K, including without limitation those under "Markets and Competition" under Items 1 and 2 and "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" under Item 7 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of crude oil, changes in operating costs resulting from new refining technologies, increased regulatory burdens or inflation, and the Company's ability to continue to have access to capital markets and commercial bank financing on favorable terms. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.


                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTY

       Holly Corporation, including its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is an independent refiner of petroleum and petroleum derivatives and produces high value light products such as gasoline, diesel fuel and jet fuel for sale primarily in the southwestern United States and northern Mexico. Navajo Refining Company ("Navajo"), one of the wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which it operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD") and can process a variety of high sulphur sour crude oils. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a range of crude oils and which primarily serves the State of Montana.

       In addition to its refining operations, the Company also conducts a small-scale oil and gas exploration and production program.

       The Company was incorporated in Delaware in 1947.

       The following table sets forth certain information about the refinery operations of the Company during the last five fiscal years:

                                                                           Years ended July 31,
                                                               -------------------------------------------
                                                          1996       1995         1994         1993         1992
                                                         ------     ------       ------       ------       ------
    Refinery production (BPD)(1)  . . . . . . .          68,400     68,100      64,300(2)     65,300       55,200
    Crude charge (BPD) (3)  . . . . . . . . . .          65,446     65,636      60,911(2)     62,115       51,723
    Refinery utilization(4)   . . . . . . . . .           97.7%      98.0%       90.9%(2)      92.7%        88.2%
    Average per barrel:
      Net sales   . . . . . . . . . . . . . . .          $26.04     $24.02      $22.88        $25.43       $24.84
      Raw material costs(5)   . . . . . . . . .           20.71      19.02       16.99         20.10        20.41
                                                         ------     ------      ------        ------       ------
      Gross margin  . . . . . . . . . . . . . .          $ 5.33     $ 5.00      $ 5.89        $ 5.33       $ 4.43
                                                         ======     ======      ======        ======       ======

    Product sales (percent of total sales volume)(6):
      Gasolines   . . . . . . . . . . . . . . .           55.4%      55.5%       54.5%         52.0%        49.4%
      Diesel fuels  . . . . . . . . . . . . . .           21.3       20.1        20.1          23.6         21.1
      Jet fuels   . . . . . . . . . . . . . . .           10.2       11.3        11.7          10.4         13.2
      Asphalt   . . . . . . . . . . . . . . . .            8.5        8.4         9.4           9.8         10.8
      LPG and other   . . . . . . . . . . . . .            4.6        4.7         4.3           4.2          5.5
                                                         -----      -----       -----         -----        -----

          Total   . . . . . . . . . . . . . . .          100.0%     100.0%      100.0%        100.0%       100.0%
                                                         ======     ======      ======        ======       ======

---------------
 (1) Barrels per calendar day of refined products produced from crude oil and other raw materials.
 (2) Refinery production, crude charge and utilization rates were reduced as a result of a scheduled turnaround for major maintenance at the Navajo Refinery.
 (3)    Barrels per day of crude oil processed.
 (4)    Crude charge divided by crude capacity.
 (5)    Includes cost of refined products purchased for resale.
 (6) Includes refined products purchased for resale representing 2.4%, 2.3%, 3.9%, 3.2% and 0.7%, respectively, of total sales volume for the periods shown in the table above.

NAVAJO REFINING COMPANY

   FACILITIES

       The Navajo Refinery's crude capacity is 60,000 BPD and it has the ability to process a variety of sour crude oils into high value light products (such as gasoline, diesel fuel and jet fuel).

       For the last three fiscal years, sour crude oils have represented approximately 85% of the crude oils processed by the Navajo Refinery. The Navajo Refinery's processing capabilities enable management to vary its crude supply mix to take advantage of changes in raw material prices and to respond to fluctuations in the availability of crude oil supplies. The Navajo Refinery converts approximately 86% of its raw materials throughput into high value light products. For fiscal 1996, gasoline, diesel fuel and jet fuel (including volumes purchased for resale) represented 56.9%, 20.6%, and 10.4%, respectively, of Navajo's sales volume.

       The following table sets forth certain information concerning the operations of Navajo during the last five fiscal years:

                                                                       Years ended July 31,
                                                           -------------------------------------------
                                                          1996      1995       1994        1993      1992
                                                         ------    ------     ------      ------    ------
    Refinery production (BPD)(1)  . . . . . . .          61,800    61,900    57,400(2)    58,600    48,900
    Crude charge (BPD) (3)  . . . . . . . . . .          59,022    59,614    54,089(2)    55,488    45,363
    Refinery utilization(4)   . . . . . . . . .           98.4%     99.4%     90.1%(2)     92.5%     87.8%
    Average per barrel:
      Net sales   . . . . . . . . . . . . . . .          $25.91    $23.90    $22.63       $25.39    $24.69
      Raw material costs(5)   . . . . . . . . .           20.79     19.13     17.20        20.26     20.53
                                                         ------    ------    ------       ------    ------
      Gross margins   . . . . . . . . . . . . .          $ 5.12    $ 4.77    $ 5.43       $ 5.13    $ 4.16
                                                         ======    ======    ======       ======    ======

---------------
 (1) Barrels per calendar day of refined products produced from crude oil and other raw materials.
 (2) Refinery production, crude charge and utilization rates were reduced as a result of a scheduled turnaround for major maintenance.
 (3)    Barrels per day of crude oil processed.
 (4)    Crude charge divided by crude capacity.
 (5)    Includes cost of refined products purchased for resale.

       Navajo's Artesia facility is located on a 300-acre site and has fully integrated crude, fluid catalytic cracking ("FCC"), vacuum distillation, alkylation, hydrodesulfurization and reforming units, and approximately 1.5 million barrels of feedstock and product tank storage, as well as other supporting units and office buildings at the site. The Artesia facilities are operated in conjunction with integrated refining facilities located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at Lovington consists of a crude unit and an associated vacuum unit. The Lovington facility processes crude oil into intermediate products, which are transported to Artesia through a Company-owned eight-inch pipeline or by tanker truck.

       The Company's 500 miles of crude gathering pipelines lead to the Artesia and Lovington facilities from various points in southeastern New Mexico. The Company distributes refined products from the Navajo Refinery to its principal markets primarily through two Company-owned pipelines which extend from Artesia to El Paso. The Company has product storage at terminals in Tucson, Albuquerque, Artesia and El Paso in which the Company has 50% or greater interests.

   MARKETS AND COMPETITION

       The Navajo Refinery primarily serves the growing southwestern United States market, including El Paso, Albuquerque, Phoenix and Tucson, and the northern Mexico market. The Company's products are shipped by pipeline from El Paso to Albuquerque via a products pipeline system owned by Chevron Pipeline Company and from El Paso to Tucson and Phoenix via a products pipeline system owned by Santa Fe Pacific Pipeline.

       The petroleum refining business is highly competitive. Among the Company's competitors are some of the world's largest integrated petroleum companies, which have their own crude oil supplies, distribution and marketing systems. The Company competes with independent refiners as well. Competition in particular geographic markets is affected primarily by the amounts of refined products produced by refineries located in such markets and by the availability of refined products and the cost of transportation to such markets from refineries located outside those markets. Diamond Shamrock, Inc., an independent refiner and marketer, completed in November 1995 the construction of a 409-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. Diamond Shamrock has announced that this pipeline has an initial capacity of 27,000 BPD, and that it intends to use its pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. The Diamond Shamrock pipeline has increased and could further increase the supply of products in the Company's principal markets. In addition, there is excess pipeline capacity from the West Coast into the Company's Arizona markets. To the extent additional West Coast products are available, there can be no assurance that West Coast refiners will not seek to increase shipments of refined products into the Company's markets through existing pipelines, new pipelines or otherwise.

       In addition, periodically other projects that, if consummated, could cause an increase in the supply of products to some or all of the Company's markets have been explored by a variety of entities. Whether or not such a project will be consummated, in either the long or short-term, cannot be presently be determined.

       Although not currently a problem, at times in the past the common carrier pipelines used by the Company to serve the Arizona markets have been operated at or near capacity and have been subject to periods of proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to this market at times have been limited. In general, no assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the pipelines. In particular, the flow of additional product into El Paso for shipments to Arizona, either as a result of the new Diamond Shamrock pipeline or otherwise, could result in the reoccurrence of such constraints. In July 1993, the Company entered into a settlement agreement regarding this Arizona pipeline system. Under the agreement, the occurrence of certain defined events will require increases in the capacity of the pipeline system. It is anticipated that this settlement lessens, at least in the foreseeable future, the likelihood of prolonged constraints on the movement of the Company's products into Arizona. In addition, the common carrier pipeline used by the Company to serve the Albuquerque market currently operates at or near capacity with resulting limitations at times on the amount of refined products that the Company and other shippers could deliver to this market. As discussed below (see "Capital Improvement Projects"), the Company has recently entered into a Lease Agreement (the "Lease Agreement") with Mid-America Pipeline Company which, following the construction of a new pipeline to the leased pipeline and related terminalling facilities, will allow the Company to transport product directly to Albuquerque on the leased pipeline, thereby eliminating by the end of the 1997 fiscal year the risk of future pipeline constraints on shipments to Albuquerque. Any periodic constraints on the Company's ability to transport its refined products could, if sustained, adversely affect the Company's results of operations and financial condition.

       Recently there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. These include Tosco Corporation purchasing Circle K Corporation; Giant Industries, Inc. purchasing the Bloomfield, N.M. refinery from Gary-Williams Corporation and Diamond Shamrock, Inc. and Ultramar Corporation recently announcing a plan to merge into a single entity. While this could increase the competitive pressures on the Company, the specific ramifications of these or other potential consolidations cannot presently be determined.

   CRUDE OIL AND FEEDSTOCK SUPPLIES

       The Navajo Refinery is situated near the Permian Basin in an area which historically has had abundant supplies of crude oil available both for regional users, such as the Company, and for export to other areas. The Company purchases crude oil from producers in nearby southeastern New Mexico and west Texas, from major oil companies and on the spot market. Crude oil is gathered both through the Company's pipelines and tank trucks and through third party crude oil pipeline systems. Crude oil acquired in locations distant from the refinery is exchanged for crude oil that is transportable to the refinery.

   PRINCIPAL PRODUCTS AND MARKETS

       The Navajo Refinery converts approximately 86% of its raw materials throughput into high value light products. Set forth below is certain information regarding the principal products of Navajo during the last five fiscal years:

                                                                          Years ended July 31,
                                      ---------------------------------------------------------------------------------------------
                                           1996               1995                1994               1993                 1992
                                      --------------      --------------     ---------------     --------------      --------------
                                       BPD       %         BPD       %        BPD        %        BPD       %         BPD       %
                                      -----    -----      -----    -----     -----     -----     -----    -----      -----    -----
Product sales (percent of
   total sales volumes)(1)
   Gasolines  . . . . . . . . .       36,000    56.9%     36,400    57.8%    33,200     56.5%    32,600    53.4%     24,800    50.3%
   Diesel fuels . . . . . . . .       13,000    20.6      12,300    19.5     11,600     19.7     14,500    23.7      10,300    20.9
   Jet fuels  . . . . . . . . .        6,600    10.4       6,900    11.0      6,500     11.1      5,900     9.7       6,200    12.6
   Asphalt  . . . . . . . . . .        4,700     7.4       4,500     7.1      4,900      8.3      5,500     9.0       5,000    10.1
   LPG and other  . . . . . . .        3,000     4.7       2,900     4.6      2,600      4.4      2,600     4.2       3,000     6.1
                                      ------    ----      ------    ----     ------     ----     ------    ----      ------    ----
                                      63,300     100%     63,000     100%    58,800      100%    61,100     100%     49,300     100%
                                      ======    =====     ======    =====    ======     =====    ======    =====     ======    =====

---------------
(1) Includes refined products purchased for resale representing 1.8%, 1.9%, 4.0%, 3.2% and 0.4%, respectively, of total sales volume for the periods shown in the table above.

       Light products are shipped by product pipelines or are made available at distant points by exchanges with others. Light products are also made available to customers through truck loading facilities at the refineries and at terminals. The demand for the Company's gasoline and asphalt products has historically been stronger from March through October, which are the peak "driving" and road construction months, than during the rest of the year.

       The Company's principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX (the government-owned energy company of Mexico) and retailers. Navajo's gasoline is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, and Tucson, and in portions of northern Mexico. Diesel fuel is sold to other refiners, wholesalers, independent dealers and railroads. Jet fuel is sold primarily for military use. Military jet fuel is sold to the Defense Fuel Supply Center (the "DFSC") of the Defense Logistics Agency under a series of one-year contracts that can vary significantly from year to year. Navajo sold approximately 6,500 BPD of jet fuel to the DFSC in its 1996 fiscal year and has a contract to supply 8,500 BPD to the DFSC for the year ending September 30, 1997. Asphalt is sold to contractors and government authorities for highway construction and maintenance. Carbon black oil is sold for further processing and LPGs are sold to petrochemical plants and are used as fuel in refinery operations.

       Approximately 10% of the Company's revenues for fiscal 1996 resulted from the sale of military jet fuel to the United States government. Although there can be no assurance that the Company will be awarded such contracts in the future, the Company has had a supply contract with the United States government for each of the last 27 years. Approximately 6% of the Company's revenues for fiscal 1996 resulted from the sale for export of gasoline and diesel fuel to an affiliate of PEMEX. Those sales were made under a contract that expires in mid-1997. The loss of the Company's supply contract with the United States government or with PEMEX could have a material adverse effect on the Company's results of operations. In addition to the United States Government and PEMEX, another refiner, which is a purchaser of gasoline and diesel fuel for resale to retail customers, accounted for approximately 19% of the Company's revenues in fiscal 1996. While a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers could have an adverse effect on the Company, the Company believes that the impact of such a loss on the Company's results of operations should be limited because the Company's sales volumes with respect to products whose end-users are retail customers is more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser.

   CAPITAL IMPROVEMENT PROJECTS

       As part of its efforts to improve operating efficiencies, the Company currently is in the process of enhancing the Navajo Refinery by constructing an isomerization unit and upgrading the fluid catalytic cracking unit (FCC).

       The first of these projects involves the conversion of an idled reformer to a UOP Isomerization unit. This unit, which is expected to be on-line in November 1997 will increase the refinery's internal octane generating capabilities, thereby improving light product yield and increasing the refinery's ability to upgrade additional amounts of lower priced purchased natural gasoline into finished gasoline. The other significant project is a revamp of the refinery's FCC. This revamp, which will be implemented during its next scheduled turnaround in early 1997, will improve the yield of high value products from the FCC by incorporating certain state-of-the-art upgrades. The total estimated costs of these two projects is $14 million, of which $8 million remains to be spent in fiscal 1997.

       The Company has entered into a joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases (LPGs) to Mexico. The Company will have a 25% interest in the joint venture. The project involves the construction of a new 12" pipeline from Orla to El Paso, Texas which will replace a portion of 8" pipeline currently used by Navajo, which in turn has been transferred to the joint venture. The 12" pipeline was completed during October 1996. The Company's total net cash investment in the projects (in addition to the contribution of a portion of the existing 8" pipeline to the joint venture) is estimated to be $5 million, of which $4 million remains to be spent in fiscal 1997. The Company anticipates the realization of benefits from the joint venture to start in the second half of fiscal 1997.

       The Company has entered into a Lease Agreement which involves more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico. The Company plans to construct at a total estimated cost of $13 million an 8" pipeline, from the Navajo Refinery to the leased pipeline, and related terminalling facilities. These facilities will allow the Company to use the pipeline to transport refined products from its Navajo Refinery to markets in northwest New Mexico, including Albuquerque and Farmington. Mid-America Pipeline Company will continue to operate the pipeline. The pipeline and related facilities should be operational near the end of fiscal 1997.

       The additional pipeline capacity associated with the Lease Agreement and the new 12" pipeline constructed in conjunction with the joint venture to transport LPGs to Mexico should reduce pipeline operating expenses at current throughputs. In addition, the new pipeline capacity would allow the Company to expand volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and could mitigate some of the potential impact of any future increased competition in certain existing markets by allowing the Company to shift volumes to other markets.

       In addition to the above-mentioned capital improvement products, the Company has budgeted for fiscal 1997 approximately $10 million for capital expenditures for various refinery improvements and environmental and safety enhancements for the Navajo Refinery.

MONTANA REFINING COMPANY

       MRC owns a 7,000 BPD petroleum refinery near Great Falls, Montana, which can process a range of crude oils and which serves primarily the State of Montana. For the last three fiscal years, excluding downtime for scheduled maintenance and turnarounds, the Montana Refinery has operated at an average annual crude capacity utilization rate of approximately 94%.

       The following table sets forth certain information regarding the principal products of MRC during the last five years:

                                                                       Years ended July 31,
                                       --------------------------------------------------------------------------------------------
                                           1996                1995               1994                1993                1992
                                       -------------       -------------      --------------      -------------       -------------
                                        BPD      %          BPD      %         BPD       %         BPD      %          BPD      %
                                       -----    ----       -----    ----      -----     ----      -----    ----       -----    ----
Product sales (percent of
   total sales volumes)(1)
   Gasolines  . . . . . . . . .        2,900    40.3%      2,400    35.3%     2,700     38.6%     2,700    39.1%      2,800    42.4%
   Diesel fuels . . . . . . . .        2,000    27.8       1,700    25.0      1,700     24.3      1,600    23.2       1,500    22.7
   Jet fuels  . . . . . . . . .          500     6.9       1,100    16.2      1,100     15.7      1,200    17.4       1,100    16.7
   Asphalt  . . . . . . . . . .        1,500    20.8       1,300    19.1      1,300     18.6      1,200    17.4       1,100    16.7
   LPG and other  . . . . . . .          300     4.2         300     4.4        200      2.8        200     2.9         100     1.5
                                       -----    ----       -----    ----      -----     ----      -----    ----       -----    ----
                                       7,200     100%      6,800     100%     7,000      100%     6,900     100%      6,600     100%
                                       =====    =====      =====    =====     =====     =====     =====    =====      =====    =====

---------------
       (1) Includes refined products purchased for resale representing 7.5%, 6.5%, 3.4%, 3.2% and 2.6%, respectively, of total sales volume for the periods shown in the table above.

       The Montana Refinery obtains its supply of crude oils primarily from suppliers in Canada via a 93-mile Company-owned pipeline, which runs from the Canadian border. The Montana Refinery's principal markets include Great Falls, Helena, Bozeman and Billings, Montana. MRC competes principally with three other Montana refineries.

JET FUEL TERMINAL

       The Company owns and operates a 120,000 barrel capacity jet fuel terminal near Mountain Home, Idaho, which serves as a terminalling facility for jet fuel sold by unaffiliated producers to the Mountain Home United States Air Force Base.

NAVAJO WESTERN ASPHALT COMPANY

       Navajo Western Asphalt Company, a wholly-owned subsidiary of the Company, owns and operates an asphalt marketing facility near Phoenix. The Company has recently completed construction of asphalt processing and storage facilities that should allow it to expand this operation. In addition to marketing asphalt produced at the Navajo Refinery, Navajo Western markets asphalt obtained from third parties.

EXPLORATION AND PRODUCTION

       The Company contracts with an independent oil and gas consulting group to identify oil and gas exploration and production projects for the Company. The scope of this activity is presently modest relative to the Company's refining operations. For fiscal 1997, the Company has budgeted approximately $7 million for capital expenditures related to oil and gas exploration activities.

EMPLOYEES AND LABOR RELATIONS

       The Company has approximately 563 employees. Of its employees, 224 are covered by collective bargaining agreements ("covered employees"). Contracts relating to the covered employees at all facilities were negotiated during 1996 and will expire in 1999. The Company considers its employee relations to be good.

REGULATION

       Refinery operations are subject to federal, state and local laws regulating the discharge of matter into the environment or otherwise relating to the protection of the environment. Over the years, there have been and continue to be ongoing communications, including notices of violations, and discussions about environmental matters between the Company and federal and state authorities, some of which have resulted in changes of operating procedures and in capital expenditures by the Company. Compliance with applicable environmental laws and regulations will continue to have an impact on the Company's operations, results of operations and capital requirements.

       Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. While none of the Company's principal markets presently requires RFG, this requirement could be implemented over time. In fact, certain of the Company's markets are presently considering implementing more rigorous fuel specifications. Further, other requirements of the Clean Air Act, or other presently existing or future environmental regulations, could cause the Company to expend substantial amounts at its refineries. The specifics and extent of these or other regulations and their attendant costs are not presently determinable.

       Currently, Arizona is evaluating requirements for future use of RFG or other clean burning gasolines to improve the quality of air in the Phoenix Area. The impact, if any, on the Company cannot be evaluated until such time as the additional fuel specification requirements have been determined.

       The Company is and has been the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries. The most significant of these is the enforcement action which has been brought by the United States Department of Justice ("DOJ"), on behalf of the EPA, and which is discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 to the Consolidated Financial Statements. In addition to the expenditures that have been and will be incurred in connection with a resolution of this matter, current and future environmental regulations inevitably will require other expenditures, including remediation, at the New Mexico and Montana refineries. The extent of any such expenditures cannot be presently determined.

       The Company's operations are also subject to various laws and regulations relating to occupational health and safety. The Company maintains safety, training and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. Moreover, recently enacted comprehensive health and safety legislation have required and continue to require substantial expenditures.

INSURANCE

       The Company's operations (including its limited exploration and production activities) are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs, in the judgment of the Company, do not justify such expenditures.

ITEM 3.  LEGAL PROCEEDINGS

       In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that Navajo, beginning in September 1990 and continuing until the present, had violated and continues to violate RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. For the past three years, the Company has been negotiating a settlement which the parties agree is near consummation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system and implement an alternative wastewater treatment system. Any settlement with DOJ and EPA also is expected to involve payment of a civil penalty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to the Consolidated Financial Statements.

       The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1996 fiscal year.

Executive Officers of Registrant (per instruction 3 to Item 401(b) of Regulation S-K)

       The executive officers of the Company as of October 21, 1996 are as follows:

                                                                        Executive
     Name               Age               Position                    Officer Since
     ----               ---               --------                    -------------
Lamar Norsworthy        50         Chairman of the Board                    1971
                                     and Chief Executive Officer

Matthew P. Clifton      45         President and Director                   1988

Jack P. Reid            60         Executive Vice President,                1976
                                     Refining and Director

William J. Gray         55         Senior Vice President,                   1976
                                     Marketing and Supply
                                     and Director

David G. Blair          38         Vice President, Marketing                1994
                                     Asphalt and LPG

Christopher L. Cella    39         Vice President, General                  1990
                                     Counsel and Secretary

John A. Knorr           46         Vice President, Crude Oil                1988
                                     Supply and Trading

Virgil R. Langford      51         Vice President, Refining                 1989

Mike Mirbagheri         57         Vice President, International            1982
                                     Crude Oil and Refined
                                     Products

Henry A. Teichholz      53         Vice President, Treasurer                1984
                                     and Controller

Gregory A. White        39         Vice President, Marketing                1994
                                     Light Oils

       In addition to the persons listed above, Kathryn Walker, age 46, was appointed Controller of Navajo Refining Company in August 1993; prior thereto she served from 1985 as Assistant Controller of Navajo.

       All officers of the Company are elected annually to serve until their successors have been elected. Mr. Norsworthy occupied the additional office of President from 1988 to 1995. Mr. Clifton previously served as Senior Vice President from 1991 to 1995. Mr. Cella has occupied the additional office of Secretary since December 1994. Mr. Knorr is also President of one of the partners of MRC and serves as the General Manager of MRC. Messrs. Blair and White were elected to their respective positions in September 1994. Mr. Blair has served as Marketing Manager of Asphalt and LPG of Navajo since 1989 and previously held various marketing and supply positions. Mr. White has served as Marketing Manager of Light Oils of Navajo since 1989 and previously held various marketing and supply positions.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

       The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:

                                                                                 Total
Fiscal years ended July 31,                 High         Low     Dividends       Volume
---------------------------                 ----         ---     ---------       ------
1995
       First Quarter  . . . . . .          $28 1/2     $23 3/4     $.10          230,200
       Second Quarter   . . . . .           26 1/2      24          .10          184,100
       Third Quarter  . . . . . .           26 3/4      23          .10          252,500
       Fourth Quarter   . . . . .           28 1/2      21 3/8      .10        1,218,600

1996
       First Quarter  . . . . . .          $23 3/8     $21 1/2     $.10          820,200
       Second Quarter   . . . . .           23 3/8      21 1/4      .10          374,100
       Third Quarter  . . . . . .           27 1/4      21 1/2      .10          655,700
       Fourth Quarter   . . . . .           28 1/8      24 1/2      .12          442,600

       As of July 31, 1996, the Company had approximately 2,000 stockholders of record.

       On September 13, 1996, the Company's Board of Directors declared a regular quarterly dividend in the amount of $.12 per share payable on October 11, 1996. The Company intends to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, financial condition of the Company and other factors. The Senior Notes and Credit Agreement limit the payment of dividends. See Note 6 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows selected financial information for the Company as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Form 10-K.

($ in thousands, except per share amounts)
Years ended July 31,                                       1996            1995            1994         1993            1992
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA
   For the year
      Revenues  . . . . . . . . . . . . . . . .          $676,290        $614,830       $552,320      $630,621         $506,668
      Income before income taxes and
        cumulative effect of
        accounting change . . . . . . . . . . .          $ 31,788        $ 20,147       $ 35,002      $ 33,317         $    662
      Income tax provision (benefit)  . . . . .            12,554           7,730         14,285        13,384           (2,097)
                                                         --------        --------       --------      --------         --------
      Income before cumulative effect
         of accounting change . . . . . . . . .            19,234          12,417         20,717        19,933            2,759
      Cumulative effect of
         accounting change  . . . . . . . . . .                 -           5,703              -          (958)               -
                                                         --------        --------       --------      --------         --------

      Net income  . . . . . . . . . . . . . . .          $ 19,234        $ 18,120       $ 20,717      $ 18,975         $  2,759
                                                         ========        ========       ========      ========         ========

      Income per common share
         Income before cumulative
           effect of accounting
           change   . . . . . . . . . . . . . .          $   2.33        $   1.51       $   2.51      $   2.42         $    .33
         Cumulative effect of
           accounting change  . . . . . . . . .                 -             .69              -          (.12)               -
                                                         --------        --------       --------      --------         --------

         Net income . . . . . . . . . . . . . .          $   2.33        $   2.20       $   2.51      $   2.30         $    .33
                                                         ========        ========       ========      ========         ========

      Cash dividends paid per common
         share  . . . . . . . . . . . . . . . .          $    .42        $    .40       $    .35      $    .30         $    .45
      Average number of shares of
         common stock outstanding . . . . . . .         8,254,000       8,254,000      8,254,000     8,254,000        8,254,000
      Net cash provided by
       operating activities . . . . . . . . . .          $ 44,452        $ 34,241       $ 27,684      $ 38,737         $    961
   At end of year
      Working capital . . . . . . . . . . . . .          $ 66,649        $ 17,740       $ 18,236      $ 12,145         $  5,031
      Total assets  . . . . . . . . . . . . . .          $351,271        $287,384       $281,814      $249,807         $245,462
      Long-term debt (including
         current portion) . . . . . . . . . . .          $ 97,065        $ 68,840       $ 74,448      $ 80,056         $ 80,164
      Stockholders' equity  . . . . . . . . . .          $ 96,243        $ 80,043       $ 64,772      $ 46,478         $ 29,505

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 Compared To 1995

       Net income for the 1996 fiscal year was $19.2 million as compared to $18.1 million, which included a gain of $5.7 million for an accounting change, in fiscal 1995.

       The increase in net income for fiscal 1996 (excluding the effect of the change in accounting for turnarounds in the first quarter of the prior year) was principally due to improved refining margins, as compared to the prior year. Refining margins for the 1996 fiscal year as a whole were better than the margins of the prior year since product prices increased at a greater rate than crude oil costs, particularly in the latter part of the current fiscal year when refining margins were very strong as refining capacity and gasoline inventories tightened nationally. However, with the substantial increases in crude oil costs recently, refining margins have narrowed, as product prices have not kept pace. Adding to the improved results last year were improvements in the Company's oil and gas business. With two new offshore properties commencing production during the second quarter, sufficient revenues were generated to help reduce the operating loss from the oil and gas division by 50% to $1.6 million. The increase in depreciation, depletion and amortization in the current fiscal year related primarily to oil and gas properties. Interest expense, net of interest income, decreased slightly from fiscal 1995 levels, as the additional interest expense due to the new borrowings in November 1995 was more than offset by the increase in interest income due to a higher level of investments. The 10% increase in revenues for the year ended July 31, 1996 is primarily attributable to increases in selling prices as sales volumes of refined products were fundamentally the same in both years. Additionally, oil and gas revenues increased by $4.1 million to $5.4 million in fiscal 1996.

       Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units, which requires the shutdown and restart of all units, and generally are scheduled at two to three year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the first quarter of fiscal 1995 of $5.7 million.

1995 Compared To 1994

       Net income for the 1995 fiscal year was $18.1 million, including the $5.7 million accounting change in the first quarter of fiscal 1995, compared to $20.7 million in fiscal 1994. Refining margins for the fiscal 1995 were weak as crude oil costs increased at a greater rate than product prices. Margins at the Montana refinery were particularly poor in the first nine-month period of fiscal 1995 as compared to the prior year's period. The 11% increase in the Company's revenues for the year ended July 31, 1995 is attributable to a 6% increase in sales volume and higher selling prices. The prior year's sales volumes were reduced by a major maintenance turnaround at Navajo Refining Company's New Mexico facilities.

       As previously discussed, effective August 1, 1994, the Company changed its method of accounting for turnaround costs. The increase in depreciation expense in fiscal 1995 was primarily the result of this change in accounting, as the amortization of turnaround costs is now recorded in depreciation, depletion and amortization expense, whereas previously the expenses accrued prior to the turnaround were recorded in cost of sales as an operating expense. See Note 2 to the Consolidated Financial Statements for the effect of the accounting change.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents increased during the year ended July 31, 1996 by $50.5 million, as cash flows from operations and the proceeds from the new $39 million of Senior Notes, as described below, were significantly greater than capital expenditures, debt payments and dividends paid. Working capital increased during fiscal 1996 by $48.9 million to $66.6 million. The Company's long-term debt now represents 50.2% of total capitalization as compared to 46.2% at July 31, 1995. At July 31, 1996, the Company had $25 million of borrowing capacity under the Credit Agreement (the "Credit Agreement") which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for the foreseeable future.

       Net cash provided by operating activities amounted to $44.5 million in fiscal 1996, compared to $34.2 million in fiscal 1995 and $27.7 million in fiscal 1994. The primary reason for the difference in cash provided from operations in fiscal 1996 as compared to fiscal 1995 was the increase in cash generated by earnings. The primary reason for the differences in cash provided from operations in fiscal 1995 as compared to fiscal 1994 was changes in working capital accounts. Compared to the 1996 and 1995 fiscal years, significant amounts of cash flows were required in fiscal 1994 to maintain working capital levels.

       Cash flows provided by financing activities amounted to $24.4 million in fiscal 1996, as compared to cash flows used for financing activities of $8.9 million in fiscal 1995 and $8.5 million in fiscal 1994. The Company's Credit Agreement was most recently renewed for an additional two year period in July 1995. The Credit Agreement is with a group of banks and provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and $25 million of which may be used for direct borrowings for short-term working capital needs. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. This private placement is intended to enhance the Company's future investment flexibility and financial strength. The company made principal payments of $10.8 million on the Senior Notes in June 1996 (which amount will also be due in June 1997 and June 1998) and of $5.6 million in June 1994 and June 1995.

       See Note 6 to the Consolidated Financial Statements for a summary of the terms and conditions of the Senior Notes and Credit Agreement.

       Cash flows used for investing activities totalled $56.0 million over the last three years, $18.3 million in 1996, $15.2 million in 1995 and $22.5 million in 1994, all for capital expenditures. The Company has adopted capital budgets totalling $32 million for fiscal 1997. The major components of this budget are $13 million for the construction of a pipeline connection from the Navajo Refinery to an 8" pipeline that will be leased by the Company for products transport (the "Lease Agreement") and related product terminals, $12 million for various refinery improvements and environmental and safety enhancements and $7 million for exploration and production activities. In addition to these projects, the Company plans to complete in the 1997 fiscal year the major items approved in the 1996 capital budget, including a joint venture to ship liquid petroleum gas (LPGs) to Mexico and two projects at the Navajo Refinery which entail upgrades to improve product yields.

       The Lease Agreement is with Mid-America Pipeline Company and involves more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico. The Company plans to construct an 8" pipeline, from the Navajo Refinery to the leased pipeline, and related terminalling facilities. These facilities will allow the Company to use the pipeline to transport refined products from its Navajo Refinery to markets in northwest New Mexico, including Albuquerque and Farmington. Mid-America Pipeline Company will continue to operate the pipeline. The pipeline and related facilities are projected to be operational near the end of fiscal 1997.

       The Company has entered into a joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases (LPGs) to Mexico. The Company will have a 25% interest in the joint venture. The project involves the construction of a new 12" pipeline from Orla to El Paso, Texas which will replace a portion of 8" pipeline currently used by Navajo, which in turn has been transferred to the joint venture. The 12" pipeline was completed during October 1996. The Company's total net cash investment in the projects (in addition to the contribution of a portion of the existing 8" pipeline to the joint venture) is estimated to be $5 million, of which $4 million remains to be spent in fiscal 1997. The Company anticipates the realization of benefits from the joint venture to start in the second half of fiscal 1997.

       The additional pipeline capacity associated with the new pipeline constructed in conjunction with the joint venture and with the Lease Agreement and the construction of the related pipeline and terminalling facilities should reduce pipeline operating expenses at current throughputs and allow the Company, to expand volumes, through refinery expansion or otherwise, shipped into existing and new markets.

       The Company believes the scheduled capital projects to upgrade the Navajo Refinery will improve product yields and enhance refining profitability. The planned UOP Isomerization unit, which will increase the refinery's internal octane generating capabilities and improve light product yields, is expected to be operational by the second quarter of fiscal 1997. In addition, the planned state-of-the-art upgrades to the Navajo Refinery's fluid catalytic cracking unit (FCC), which will improve FCC high value product yields, are expected to be operational by the third quarter of fiscal 1997. The total estimated cost of these two projects is $14 million, of which $8 million remains to be spent in fiscal 1997.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company's operating results have been, and will continue to be, affected by a wide variety of factors that could have an adverse effect on profitability during any particular period, many of which are beyond the Company's control. Among these are the demand for crude oil and refined products, which is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, also have a significant impact on the Company's activities. Operating results can be affected by these industry factors, by competition in the particular geographic markets that the Company serves and by Company-specific factors, such as the success of particular marketing programs and refinery operations.

       In addition, the Company's profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices.
This margin is continually changing and may significantly fluctuate from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Company. Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year. In general, prices for refined products are significantly influenced by the price of crude oil. Although an increase or decrease in the price for crude oil generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag time in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows.

       The Company is dependent on producing and selling quantities of refined products at margins sufficient to cover operating costs, including any future inflationary pressures. The refining business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals and related facilities. Furthermore, future regulatory requirements or competitive pressures could result in additional capital expenditures, which may or may not produce desired results. Such capital expenditures may require significant financial resources that may be contingent on the Company's continued access to capital markets and commercial bank financing on favorable terms.

       Diamond Shamrock, Inc., an independent refiner and marketer, completed in November 1995 the construction of a 409-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. Diamond Shamrock has announced that this pipeline had an initial capacity of 27,000 BPD, and that it intends to use its pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. The Diamond Shamrock pipeline has increased and could further increase the supply of products in the Company's principal markets.

       In addition, periodically other projects that, if consummated, could cause an increase in the supply of products to some or all of the Company's markets have been explored by a variety of entities. Whether or not such a project will be consummated, in either the long or short-term cannot presently be determined.

       Recently there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. These include Tosco Corporation purchasing Circle K Corporation; Giant Industries, Inc. purchasing the Bloomfield, N.M. refinery from Gary-Williams Corporation and Diamond Shamrock, Inc. and Ultramar Corporation recently announcing a plan to merge into a single entity. While this could increase the competitive pressures on the Company, the specific ramifications of these or other potential consolidations cannot presently be determined.

       At times in the past, the common carrier pipelines used by the Company to serve the Tucson and Phoenix markets have been operated at or near their capacity. In addition, the common carrier pipeline used by the Company to serve the Albuquerque market currently is operating at or near capacity. The aforementioned Lease Agreement with Mid-America Pipeline Company and related capital investments by the Company are expected to alleviate by the end of the 1997 fiscal year the pipeline constraint associated with the Albuquerque market. There is no assurance that the Company will not experience future constraints on its ability to deliver its products through common carrier pipelines or that any existing constraints will not worsen. In particular, the flow of additional products into El Paso for shipment to Arizona, either as a result of the new Diamond Shamrock pipeline or otherwise, could result in the reoccurrence of such constraints.

       Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. While none of the Company's principal markets presently requires RFG, this requirement could be implemented over time. In fact, certain of the Company's markets are presently considering implementing more rigorous fuel specifications. Further, other requirements of the Clean Air Act, or other presently existing or future environmental regulations, could cause the Company to expend substantial amounts at its refineries. The specifics and extent of these or other regulations and their attendant costs are not presently determinable.

       In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. For the past three years, the Company has been negotiating a settlement which the parties agree is near consummation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system at a cost believed to be substantially less than $1 million. The settlement also contemplates that the Company would implement an alternative to the existing wastewater treatment system at an estimated cost of $3.5 million. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. The settlement with the DOJ also is expected to involve the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for the litigation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       Index to Consolidated Financial Statements

                                                                             Page
                                                                           Reference
                                                                           ---------
          Report of Independent Auditors  . . . . . . . . . . . . . . .       23

          Consolidated Balance Sheet at July 31,
             1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .       24

          Consolidated Statement of Income for the
             years ended July 31, 1996, 1995 and 1994 . . . . . . . . .       25

          Consolidated Statement of Cash Flows for
             the years ended July 31,
             1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . .       26

          Consolidated Statement of Stockholders' Equity
             for the years ended July 31, 1996, 1995
             and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .       27

          Notes to Consolidated Financial
             Statements . . . . . . . . . . . . . . . . . . . . . . . .      28-42

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS




The Board of Directors
and Stockholders of Holly Corporation

       We have audited the accompanying consolidated balance sheet of Holly Corporation at July 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at July 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.




                                                      ERNST & YOUNG LLP


Dallas, Texas
September 11, 1996

                               HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET

($ in thousands, except per share amounts)                                                     July 31,
                                                                                 ----------------------------------
                                                                                   1996                      1995
                                                                                 --------                  --------
ASSETS
Current assets
   Cash and cash equivalents (Note 6) . . . . . . . . . . . . . . .              $ 63,959                  $ 13,432

   Accounts receivable (Notes 3 and 6)  . . . . . . . . . . . . . .               104,386                    85,825

   Inventories (Notes 4 and 6)  . . . . . . . . . . . . . . . . . .                38,673                    42,181

   Income taxes receivable  . . . . . . . . . . . . . . . . . . . .                     -                     1,540

   Prepayments and other  . . . . . . . . . . . . . . . . . . . . .                10,008                    10,032
                                                                                 --------                  --------

      Total current assets  . . . . . . . . . . . . . . . . . . . .               217,026                   153,010


Properties, plants and equipment, net (Note 5)  . . . . . . . . . .               131,444                   131,185

Equity interest in joint venture  . . . . . . . . . . . . . . . . .                   734                         -
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,067                     3,189
                                                                                 --------                  --------

                                                                                 $351,271                  $287,384
                                                                                 ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable (Note 3)  . . . . . . . . . . . . . . . . . . .              $122,421                  $106,817

   Accrued liabilities (Notes 9 and 11)   . . . . . . . . . . . . .                12,453                    13,702

   Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                 4,728                       476

   Current maturities of long-term debt (Note 6)  . . . . . . . . .                10,775                    14,275
                                                                                 --------                  --------

      Total current liabilities . . . . . . . . . . . . . . . . . .               150,377                   135,270

Deferred income taxes (Note 7)  . . . . . . . . . . . . . . . . . .                18,361                    17,506


Long-term debt, less current maturities (Note 6)  . . . . . . . . .                86,290                    54,565


Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Notes 6, 8 and 9)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued . . . . . . . . . . . . . . . .                     -
                                                                                                                  -
   Common stock, $.01 par value - 20,000,000 shares
     authorized; 8,650,282 shares issued  . . . . . . . . . . . . .                    87                        87

   Additional capital . . . . . . . . . . . . . . . . . . . . . . .                 6,132                     6,132

   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .                90,593                    74,803
                                                                                 --------                  --------
                                                                                   96,812                    81,022

   Common stock held in treasury, at cost -
     396,768 shares . . . . . . . . . . . . . . . . . . . . . . . .                  (569)                     (569)

   Deferred charge - amount due from ESOP . . . . . . . . . . . . .                     -                      (410)
                                                                                 --------                  --------
         Total stockholders' equity . . . . . . . . . . . . . . . .                96,243                    80,043
                                                                                 --------                  --------

                                                                                 $351,271                  $287,384
                                                                                 ========                  ========

See accompanying notes.

                               HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

($ in thousands, except per share amounts)                                                  Years ended July 31,
                                                                            -----------------------------------------------------
                                                                              1996                   1995                  1994
                                                                            --------               --------              --------
REVENUES
   Refined products (Note 12)                                               $670,094               $612,150              $549,498
   Oil and gas                                                                 5,365                  1,252                 1,405
   Miscellaneous                                                                 831                  1,428                 1,417
                                                                            --------               --------              --------
                                                                             676,290                614,830               552,320

COSTS AND EXPENSES
   Cost of refined products                                                  600,478                553,768               480,702
   General and administrative                                                 14,081                 13,864                12,552
   Depreciation, depletion and amortization                                   19,315                 15,796                10,871
   Exploration expenses, including dry holes                                   4,018                  3,923                 4,655
                                                                            --------               --------              --------
                                                                             637,892                587,351               508,780
                                                                            --------               --------              --------
Income from operations                                                        38,398                 27,479                43,540

OTHER INCOME (EXPENSE)
   Interest income                                                             3,024                  1,020                   447
   Interest expense (Note 6)                                                  (9,634)                (8,352)               (8,985)
                                                                            --------               --------              --------
                                                                              (6,610)                (7,332)               (8,538)
                                                                            --------               --------              --------
Income before income taxes and cumulative effect
 of accounting change                                                         31,788                 20,147                35,002

Income tax provision (benefit) (Note 7)
   Current                                                                    13,365                  6,042                11,785
   Deferred                                                                     (811)                 1,688                 2,500
                                                                            --------               --------              --------
                                                                              12,554                  7,730                14,285
                                                                            --------               --------              --------
Income before cumulative effect of accounting
   change                                                                     19,234                 12,417                20,717
Cumulative effect of accounting change
   (Note 2)                                                                        -                  5,703                     -
                                                                            --------               --------              --------

Net income                                                                  $ 19,234               $ 18,120              $ 20,717
                                                                            ========               ========              ========

Income per common share
 Income before cumulative effect of accounting
   change                                                                   $   2.33               $   1.51              $   2.51
 Cumulative effect of accounting change                                            -                    .69                     -
                                                                            --------               --------              --------

 Net income                                                                 $   2.33               $   2.20              $   2.51
                                                                            ========               ========              ========

Cash dividends paid per common share                                        $    .42               $    .40              $    .35
                                                                            ========               ========              ========

Average number of shares of common
   stock outstanding (in thousands)                                            8,254                  8,254                 8,254
                                                                            ========               ========              ========

See accompanying notes.

                              HOLLY CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

($ in thousands)                                                                   Years ended July 31,
                                                                            -----------------------------------
                                                                              1996          1995         1994
                                                                            --------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 19,234      $ 18,120     $ 20,717
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization . . . . . . . . . . .         19,315        15,796       10,871
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . .           (811)        1,688        2,500
       Dry hole costs and leasehold impairment  . . . . . . . . . . .          1,976           903        1,509
       Cumulative effect of accounting change . . . . . . . . . . . .              -        (5,703)           -
       (Increase) decrease in operating assets
         Accounts receivable  . . . . . . . . . . . . . . . . . . . .        (18,561)        8,455      (17,413)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . .          3,508         1,814       (6,023)
         Income taxes receivable  . . . . . . . . . . . . . . . . . .          1,540          (843)        (697)
         Prepayments and other  . . . . . . . . . . . . . . . . . . .            314           829       (2,403)
       Increase (decrease) in operating liabilities
         Accounts payable . . . . . . . . . . . . . . . . . . . . . .         15,604        (5,267)      25,297
         Accrued liabilities  . . . . . . . . . . . . . . . . . . . .           (694)        1,298       (1,703)
         Income taxes payable . . . . . . . . . . . . . . . . . . . .          4,274          (218)      (6,572)
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,247)       (2,631)       1,601
                                                                            --------      --------     --------
           Net cash provided by operating activities  . . . . . . . .         44,452        34,241       27,684

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable  . . . . . . . . . . . . . . . . . . . .         39,000             -            -
   Payment of long-term debt  . . . . . . . . . . . . . . . . . . . .        (10,775)       (5,608)      (5,608)
   Debt issuance costs  . . . . . . . . . . . . . . . . . . . . . . .           (403)            -            -
   Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,466)       (3,301)      (2,889)
                                                                            --------      --------     --------
           Net cash provided by (used for)
            financing activities  . . . . . . . . . . . . . . . . . .         24,356        (8,909)      (8,497)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment  . . . . . . . . . .        (18,281)      (15,197)     (22,521)
                                                                            --------      --------     --------

CASH AND CASH EQUIVALENTS
   Increase (decrease) for the year . . . . . . . . . . . . . . . . .         50,527        10,135       (3,334)
   Beginning of year  . . . . . . . . . . . . . . . . . . . . . . . .         13,432         3,297        6,631
                                                                            --------      --------     --------
   End of year  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 63,959      $ 13,432     $  3,297
                                                                            ========      ========     ========





See accompanying notes.

                               HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands)

                                                                                                                  Amount     Total
                                                                                                                   due       stock-
                                                         Common      Additional       Retained      Treasury      from      holders'
                                                          stock        capital        earnings       stock         ESOP      equity
                                                         ------      ----------      ----------     --------     -------    --------
BALANCE AT JULY 31, 1993  . . . . . . . . . . .          $   87         $6,132         $42,058       $ (569)     $(1,230)  $ 46,478

Net income  . . . . . . . . . . . . . . . . . .               -              -          20,717            -            -     20,717
Dividends paid  . . . . . . . . . . . . . . . .               -              -          (2,889)           -            -     (2,889)
Reduction in amount due from ESOP . . . . . . .               -              -               -            -          410        410
Tax benefit of dividends paid to ESOP
  on unallocated shares . . . . . . . . . . . .               -              -              56            -            -         56
                                                         ------         ------         -------       ------      -------   --------

BALANCE AT JULY 31, 1994  . . . . . . . . . . .              87          6,132          59,942         (569)        (820)    64,772

Net income  . . . . . . . . . . . . . . . . . .               -              -          18,120            -            -     18,120
Dividends paid  . . . . . . . . . . . . . . . .               -              -          (3,301)           -            -     (3,301)
Reduction in amount due from ESOP . . . . . . .               -              -               -            -          410        410
Tax benefit of dividends paid to ESOP
   on unallocated shares  . . . . . . . . . . .               -              -              42            -            -         42
                                                         ------         ------         -------       ------      -------   --------

BALANCE AT JULY 31, 1995  . . . . . . . . . . .              87          6,132          74,803         (569)        (410)    80,043

Net income  . . . . . . . . . . . . . . . . . .               -              -          19,234            -            -     19,234
Dividends paid  . . . . . . . . . . . . . . . .               -              -          (3,466)           -            -     (3,466)
Reduction in amount due from ESOP . . . . . . .               -              -               -            -          410        410
Tax benefit of dividends paid to ESOP
   on unallocated shares  . . . . . . . . . . .               -              -              22            -            -         22
                                                         ------         ------         -------       ------      -------   --------

BALANCE AT JULY 31, 1996  . . . . . . . . . . .          $   87         $6,132         $90,593       $ (569)     $     -   $ 96,243
                                                         ======         ======         =======       ======      =======   ========




See accompanying notes.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF
       SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

       Holly Corporation, including its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is an independent refiner of petroleum and petroleum derivatives which produces a high proportion of high value light products such as gasoline, diesel fuel and jet fuel for sale primarily in the southwestern United States and northern Mexico. Navajo Refining Company (Navajo), one of the wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which it operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the Navajo Refinery). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day (BPD) and can process a variety of high sulphur sour crude oils. The Company also owns Montana Refining Company, a Partnership (MRC), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana, which can process a range of crude oils and which serves primarily the State of Montana.

       In addition to its refining operations, the Company also conducts a small-scale oil and gas exploration and production program, which activities do not represent a significant segment of the Company's assets or operations.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company, its subsidiaries and MRC.

USE OF ESTIMATES

       The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

       For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

INVENTORIES

       Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method for crude oil and refined products and the average cost method for materials and supplies, or market.

INVESTMENT IN JOINT VENTURE

       The Company has entered into a joint venture to transport liquid petroleum gas to Mexico. The Company will have a 25% interest in the joint venture and will account for earnings using the equity method. At July 31, 1996, the Company has contributed to the joint venture property which had a net book value of $734,000.

REVENUE RECOGNITION

       Sales and related cost of sales are recognized when products are shipped to customers and title passes. Sales are reported exclusive of excise taxes. Intercompany oil and gas sales of $885,000 in 1996, $333,000 in 1995 and $177,000 in 1994 have been eliminated.

DEPRECIATION

        Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 10 to 16 years for refining and pipeline facilities and 3 to 10 years for corporate and other assets.

ENVIRONMENTAL COSTS

       Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

OIL AND GAS EXPLORATION AND DEVELOPMENT

       The Company accounts for the acquisition, exploration, development and production costs of its oil and gas activities using the successful efforts method of accounting. Lease acquisition costs are capitalized; undeveloped leases are written down when determined to be impaired and written off upon expiration or surrender. Geological and geophysical costs and delay rentals are expensed as incurred. Exploratory well costs are initially capitalized, but if the effort is unsuccessful, the costs are charged against earnings. Development costs, whether or not successful, are capitalized. Productive properties are stated at the lower of amortized cost or estimated realizable value of underlying proved oil and gas reserves. Depreciation, depletion and amortization of such properties is computed by the unit-of-production method. At July 31, 1996, the Company had not discovered a material amount of proven reserves.

INCOME TAXES

       Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes, using the liability method of accounting for income taxes. The liability method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

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

RECLASSIFICATIONS

       Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the statement classifications used in 1996.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

2.     ACCOUNTING CHANGE

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

($ in thousands, except per share amounts)                      1994
                                                              --------
As reported
   Net income . . . . . . . . . . . . . .                     $ 20,717
   Net income per share . . . . . . . . .                     $   2.51
Pro forma amounts
   Net income . . . . . . . . . . . . . .                     $ 21,983
   Net income per share . . . . . . . . .                     $   2.66

3.     ACCOUNTS RECEIVABLE

($ in thousands)                                                1996                 1995
                                                              --------             --------
Product . . . . . . . . . . . . . . . . .                     $ 43,642              $ 37,733
Crude oil resales . . . . . . . . . . . .                       54,456                48,092
Note receivable . . . . . . . . . . . . .                        6,288                     -
                                                              --------             ---------
                                                              $104,386              $ 85,825
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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994


4.     INVENTORIES

($ in thousands)                                              1996             1995
                                                            --------         --------
Crude oil and refined products  . . . . . .                 $ 32,090         $ 35,649
Materials and supplies  . . . . . . . . . .                    6,583            6,532
                                                            --------         --------

                                                            $ 38,673         $ 42,181
                                                            ========         ========

       The excess of current cost over the LIFO value of inventory was $15,509,000 and $7,840,000 at July 31, 1996 and 1995, respectively.

5.     PROPERTIES, PLANTS AND EQUIPMENT

($ in thousands)                                                1996              1995
                                                              --------          --------
Properties, plants and equipment, at cost
   Refining and pipeline facilities . . . . . . . .           $244,102          $234,528
   Oil and gas exploration
     and development  . . . . . . . . . . . . . . .             16,450            14,222
   Corporate and other  . . . . . . . . . . . . . .              1,069             1,064
                                                              --------          --------

                                                               261,621           249,814
Accumulated depreciation, depletion and
   amortization . . . . . . . . . . . . . . . . . .            130,177           118,629
                                                              --------          --------

                                                              $131,444          $131,185
                                                              ========          ========

       Refining and pipeline facilities at July 31, 1996 and 1995 include $9,561,000 and $1,578,000, respectively, of construction in progress which was not being depreciated at those dates, pending completion of the construction projects.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

6.     DEBT

($ in thousands)                                               1996           1995
                                                             --------       --------
Senior Notes
   Series A . . . . . . . . . . . . . . . . . . .             $11,200        $16,800
   Series B . . . . . . . . . . . . . . . . . . .              25,833         52,000
   Series C . . . . . . . . . . . . . . . . . . .              39,000              -
   Series D . . . . . . . . . . . . . . . . . . .              21,000              -
Other . . . . . . . . . . . . . . . . . . . . . .                  32             40
                                                             --------       --------
                                                               97,065         68,840

Less current maturities of long-
   term debt  . . . . . . . . . . . . . . . . . .              10,775         14,275
                                                             --------       --------

                                                             $ 86,290       $ 54,565
                                                             ========       ========

SENIOR NOTES

       In June 1991, the Company sold $80 million of Senior Notes to a group of insurance companies. The Series A Notes which were issued in the principal amount of $28 million, have a 7-year life, require equal annual principal payments beginning June 15, 1994 and bear interest at 9.72%. The Series B Notes which were issued in the principal amount of $52 million, have a 10-year life, require equal annual principal payments beginning June 15, 1996 and bear interest at 10.16%. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. The new $39 million Series C Notes have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at 7.62%. The new $21 million Series D Notes, for which previously issued Series B Notes were exchanged, have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at an initial rate of 10.16%, with reductions to 7.82% for the periods subsequent to the original maturity dates of the exchanged Series B Notes. The Senior Notes are unsecured and the note agreements impose certain restrictive covenants, including limitations on liens, additional indebtedness, sales of assets, investments, business combinations and dividends, which collectively are less restrictive than the terms of the bank Credit Agreement.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

CREDIT AGREEMENT

       In June 1995, the Company and certain of its subsidiaries amended its bank Credit Agreement (Credit Agreement) extending the term for two additional years. The Credit Agreement provides a $100 million facility for letters of credit, or for direct borrowings of up to $25 million, with such borrowings being subject to an annual 20-day cleanup period. Interest on borrowings is based upon, at the Company's option, (i) the agent bank's prime rate plus 1/2% per annum; (ii) various Eurodollar related rates; and (iii) various certificate of deposit related rates. A fee of 1% per annum is payable quarterly on the outstanding balance of all letters of credit and a commitment fee of 3/8 of 1% per annum is payable on the unused portion of the facility. The borrowing base for the facility consists of cash, cash equivalents, accounts receivable and inventory, all of which secure the facility. The Credit Agreement imposes certain restrictions, including: (i) a prohibition of other indebtedness in excess of $3 million with exceptions for, among other things, indebtedness under the Company's Senior Notes and certain nonrecourse debt; (ii) maintenance of certain levels of net worth, working capital and interest coverage; (iii) limitations on investments and dividends; and (iv) a prohibition of incursions on controlling ownership, material changes in senior management and business combinations with unaffiliated entities.

       At July 31, 1996, the Company had outstanding letters of credit totalling $12,003,000 and no borrowings. The unused commitment under the Credit Agreement at July 31, 1996 was $87,997,000, of which up to $25,000,000 may be used for additional direct borrowings.

       No borrowings under the Company's Credit Agreement were outstanding during 1996 and 1995, and an immaterial amount was outstanding during 1994.

       The Senior Notes and Credit Agreement restrict investments and distributions, including dividends, to an amount in the aggregate not to exceed 75% of cumulative consolidated net income (as defined). Under the most restrictive of these covenants, at July 31, 1996 approximately $33.0 million was available for the payment of dividends.

       Maturities of long-term debt for the next five fiscal years are as follows: 1997 -- $10,775,000; 1998 -- $10,775,000; 1999 -- $5,175,000; 2000 --
$13,746,000 and 2001 -- $13,738,000.

       The Company made interest payments of $9,409,000 in 1996, $8,183,000 in 1995 and $8,744,000 in 1994.

       Based on the borrowing rates that the Company believes would be available for replacement loans with similar terms and maturities of the debt of the Company now outstanding, the Company estimates fair value of long-term debt including current maturities to be $98.4 million at July 31, 1996.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994


7.     INCOME TAXES

       The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

($ in thousands)                                     1996          1995          1994
                                                   -------        -------       -------
Tax computed at
  statutory rate  . . . . . . . . . .              $11,126        $ 7,051       $12,251
State income taxes, net of federal
  tax benefit . . . . . . . . . . . .                1,550            982         1,888
Other . . . . . . . . . . . . . . . .                 (122)          (303)          146
                                                   -------        -------       -------
                                                   $12,554        $ 7,730       $14,285
                                                   =======        =======       =======

        Operations of the corporation that was the sole limited partner of MRC prior to the acquisition of such corporation by the Company resulted in unused net operating loss carryforwards of approximately $9,000,000, which are expected to be available to the Company to a limited extent each year through 2006 based on the income of such corporation. As of July 31, 1996, approximately $5,000,000 of these net operating loss carryforwards remain available to offset future income. For financial reporting purposes, the benefit of these net operating loss carryforwards is being offset against contingent future payments of up to $95,000 per year through 2005 relating to the acquisition of such corporation.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company's deferred income tax assets and liabilities as of July 31, 1996 and 1995 are as follows:

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

     ($ in thousands)
                                                                          1996
                                                                        --------
                                                      Assets          Liabilities            Total
                                                      ------          -----------           -------
     Deferred taxes
       Accrued employee benefits  . . . . . . .      $ 2,084           $     -             $  2,084
       Deferred turnaround costs  . . . . . . .            -             (1,122)             (1,122)
       Prepayments and other  . . . . . . . . .        1,263             (1,113)                150
                                                     -------           --------            --------
     Total current  . . . . . . . . . . . . . .        3,347             (2,235)              1,112
       Properties, plants and equipment
        (primarily tax in excess of
        book depreciation)  . . . . . . . . . .            -            (18,871)            (18,871)
       Intangible drilling costs  . . . . . . .            -             (1,031)             (1,031)
       Nondeductible oil and gas costs  . . . .        1,862                  -               1,862
       Deferred turnaround costs  . . . . . . .            -               (362)               (362)
       Other  . . . . . . . . . . . . . . . . .          150               (109)                 41
                                                     -------           --------            --------
     Total noncurrent   . . . . . . . . . . . .        2,012            (20,373)            (18,361)
                                                     -------           --------            --------
                                                       5,359            (22,608)            (17,249)

     Valuation allowance  . . . . . . . . . . .            -                  -                   -
                                                     -------           --------            --------
     Total  . . . . . . . . . . . . . . . . . .      $ 5,359           $(22,608)           $(17,249)
                                                     =======           ========            ========

                                                                          1995
                                                                        --------
                                                      Assets          Liabilities            Total
                                                      ------          -----------           -------
     Deferred taxes
       Accrued employee benefits  . . . . . . .      $1,336            $     -             $  1,336
       Deferred turnaround costs  . . . . . . .           -              (1,532)             (1,532)
       Prepayments and other  . . . . . . . . .        1,425             (1,783)               (358)
                                                     -------           --------            --------
     Total current  . . . . . . . . . . . . . .        2,761             (3,315)               (554)

       Properties, plants and equipment
        (primarily tax in excess of
        book depreciation)  . . . . . . . . . .           -             (17,923)            (17,923)
       Intangible drilling costs  . . . . . . .           -              (1,020)             (1,020)
       Nondeductible oil and gas costs  . . . .       2,233                   -               2,233
       Deferred turnaround costs  . . . . . . .           -                (887)               (887)
       Other  . . . . . . . . . . . . . . . . .          150                (59)                 91
                                                     -------           --------            --------
     Total noncurrent   . . . . . . . . . . . .        2,383            (19,889)            (17,506)
                                                     -------           --------            --------
                                                       5,144            (23,204)            (18,060)

     Valuation allowance  . . . . . . . . . . .           -                   -                   -
                                                     -------           --------            --------
     Total  . . . . . . . . . . . . . . . . . .      $ 5,144           $(23,204)           $(18,060)
                                                     =======           ========            ========

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994


     The Company made income tax payments of $7,177,000 in 1996, $7,144,000 in 1995, and $18,893,000 in 1994.

     The Company's federal income tax returns have been examined by the Internal Revenue Service through 1990.

8.   STOCKHOLDERS' EQUITY

     At July 31, 1996 and 1995, no stock options were outstanding and 751,500 shares of common stock were reserved for issuance under the Company's stock option plan.

9.   EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

     The Company has a non-contributory defined benefit retirement plan that covers substantially all employees. The Company's policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee's years of service and compensation.

     Pension expense includes the following components:

($ in thousands)                                     1996            1995             1994
                                                   --------        --------         --------
Service cost - benefits earned
  during the year . . . . . . . . . . . .           $1,125           $1,131           $1,014
Interest cost on projected benefit
  obligations . . . . . . . . . . . . . .            1,993            1,830            1,603
Actual return on plan assets  . . . . . .           (2,710)          (3,421)            (841)
Net amortization and deferral . . . . . .              278            1,296           (1,252)
                                                    ------           ------           ------
Pension expense . . . . . . . . . . . . .           $  686           $  836           $  524
                                                    ======           ======           ======

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

       The following table sets forth the funded status of the retirement plan and amounts recognized in the consolidated balance sheet:

       ($ in thousands)                                    1996               1995
                                                         --------           --------
       Plan assets at fair value  . . . . . .            $ 28,958           $ 25,985
       Actuarial present value of projected
         benefit obligations
          Accumulated benefit obligations
           Vested   . . . . . . . . . . . . .              17,733             19,717
           Unvested   . . . . . . . . . . . .                 365                259
          Provision for future salary
            increases   . . . . . . . . . . .               9,861              7,189
                                                         --------           --------

       Projected benefit obligations  . . . .              27,959             27,165
                                                         --------           --------

       Plan assets greater (less) than projected
         benefit obligations  . . . . . . . .                 999             (1,180)
       Unrecognized net gain  . . . . . . . .              (1,930)              (197)
       Unrecognized prior service
           cost   . . . . . . . . . . . . . .                  36                 72
       Unrecognized transition net
           asset  . . . . . . . . . . . . . .              (1,010)            (1,222)
                                                         --------           --------

       Accrued pension liability
         recognized in the consolidated
         balance sheet  . . . . . . . . . . .            $ (1,905)          $ (2,527)
                                                         ========           ========

       The principal actuarial assumptions were:

                                                           1996       1995       1994
                                                           ----       ----       ----
         Discount rate  . . . . . . . . . . .              7.5%       7.5%       7.5%
         Rate of future compensation
           increases  . . . . . . . . . . . .                5%         5%         5%
         Expected long-term rate of return
           on assets  . . . . . . . . . . . .              8.5%       8.5%       8.5%

       Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

       Approximately 45% of plan assets is invested in equity securities and 55% is invested in fixed income securities and other instruments at July 31, 1996.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

RETIREMENT RESTORATION PLAN

       The Company has adopted a retirement restoration plan that provides for additional payments from the Company so that total retirement plan benefits for executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. The Company accrued in connection with this plan $252,000 in 1996 and $237,000 in 1995.

EMPLOYEE STOCK OWNERSHIP PLAN

       In December 1985, the Company established an Employee Stock Ownership Plan (ESOP). The ESOP is non-contributory and includes substantially all employees of the Company and its subsidiaries who meet certain length of service requirements and are not covered by a collective bargaining agreement.

       In 1985, the ESOP borrowed from the Company the $4,102,000 needed to purchase 1,500,000 shares of the Company's common stock. The loan was repaid in ten annual installments of $410,000 commencing August 1, 1986 at an interest rate of 12% per annum. The Company made annual contributions sufficient to enable the ESOP to repay the loan with interest. The unearned compensation of $4,102,000 was recorded as a reduction of stockholders' equity and was reduced as payments were made. Interest income earned on the note due from the ESOP was offset against an equal amount contributed to the ESOP by the Company.

10.    LEASE COMMITMENTS

       The Company leases certain facilities and equipment under operating leases, most of which contain renewal options. In addition, the Company has entered into an operating lease which involves leasing more than 300 miles of 8" pipeline beginning in fiscal 1997. The lease will have an initial term of ten years with a renewal option for an additional ten years, and provides for future escalation of lease payments. At July 31, 1996, the minimum future rental commitments under these noncancellable leases with remaining lease terms in excess of one year total in the aggregate $52,466,000, of which the following amounts are payable over the next five years: 1997 -- $1,629,000; 1998 -- $4,548,000; 1999 -- $4,649,000; 2000 -- $5,051,000 and 2001 --
$5,377,000. Rental expense charged to operations was not significant for the periods covered in the accompanying financial statements.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996, 1995 and 1994

11.    CONTINGENCIES

       In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without compliance with regulatory requirements. For the past three years, the Company has been negotiating a settlement which the parties agree is near consummation. If settled as anticipated, the Company would close the existing evaporation ponds of its wastewater management system at a cost believed to be substantially less than $1 million. The settlement also contemplates that the Company would utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $3.5 million. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. The settlement with the DOJ would also involve the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for the litigation.


       The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or results of operations.

12.    SIGNIFICANT CUSTOMERS

       All revenues were domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico. The export sales were to an affiliate of PEMEX (the government-owned energy company of Mexico) and accounted for approximately $40,000,000 (6%) of the Company's revenues for fiscal 1996, $41,000,000 (7%) of revenues for fiscal 1995 and $58,000,000 (11%) of revenues for fiscal 1994. Sales of military jet fuel to the United States Government accounted for approximately $70,000,000 (10%) of the Company's revenues for fiscal 1996, $74,000,000 (12%) of revenues for fiscal 1995 and $67,000,000
(12%) of revenues for fiscal 1994. In addition to the United States Government and PEMEX, another refiner, which is a purchaser of gasoline and diesel fuel for resale to retail customers, accounted for approximately $131,000,000 (19%) of the Company's revenues in fiscal 1996. While a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers could have an adverse effect on the Company, the Company believes that the impact of such a loss on the Company's results of operations should be limited because the Company's sales volume with respect to products whose end-users are retail customers is more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser.

13.    QUARTERLY INFORMATION (UNAUDITED)

                                                   First       Second       Third       Fourth
Financial Data                                    Quarter      Quarter     Quarter      Quarter       Year
                                                  --------     --------    --------    --------     --------
                                                         ($ in thousands, except per share amounts)
1996
   Revenues . . . . . . . . . . . . . . .         $164,838     $151,778    $168,472    $191,202     $676,290
   Refining operating margin  . . . . . .         $ 19,607     $ 11,333    $ 15,009    $ 23,667     $ 69,616
   Income before income taxes . . . . . .         $ 10,211     $  2,302    $  5,830    $ 13,445     $ 31,788
   Net income . . . . . . . . . . . . . .         $  6,103     $  1,376    $  3,503    $  8,252     $ 19,234
   Income per common share  . . . . . . .         $    .74     $    .17    $    .42    $   1.00     $   2.33
   Dividends per common share . . . . . .         $    .10     $    .10    $    .10    $    .12     $    .42
   Average number of shares of
      common stock outstanding
      (in thousands)  . . . . . . . . . .            8,254        8,254       8,254       8,254        8,254

1995
   Revenues . . . . . . . . . . . . . . .         $160,724     $146,962    $147,047    $160,097     $614,830
   Refining operating margin  . . . . . .         $ 21,084     $ 10,482    $  8,953    $ 17,863     $ 58,382
   Income (loss) before income taxes and
      cumulative effect of accounting
      change  . . . . . . . . . . . . . .         $ 12,166      $ 1,649    $   (931)   $  7,263     $ 20,147
   Income (loss) before cumulative effect
      of accounting change  . . . . . . .         $  7,252      $   983    $   (376)   $  4,558     $ 12,417
   Cumulative effect of accounting
      change  . . . . . . . . . . . . . .            5,703            -            -          -        5,703
                                                  --------     --------    ---------   --------     --------

   Net income (loss)  . . . . . . . . . .         $ 12,955      $   983    $   (376)   $  4,558     $ 18,120
                                                  ========      =======    ========    ========     ========

   Income per common share
      Income (loss) before cumulative
        effect of accounting change . . .         $    .88      $   .12    $   (.05)   $    .56     $   1.51
      Cumulative effect of
        accounting change . . . . . . . .              .69            -           -           -          .69
                                                  --------     --------    --------    --------     --------

      Net income (loss) . . . . . . . . .         $   1.57      $   .12    $   (.05)   $    .56     $   2.20
                                                  ========      =======    ========    ========     ========


   Dividends per common share . . . . . .         $    .10      $   .10    $    .10    $    .10     $    .40
   Average number of shares of
      common stock outstanding
      (in thousands)  . . . . . . . . . .            8,254        8,254       8,254       8,254        8,254

                                                   First       Second       Third       Fourth
Operating Data                                    Quarter      Quarter     Quarter      Quarter       Year
                                                  --------     --------    --------    --------     --------
                                                                       (barrels-per-day)
1996
   Sales of
     refined products . . . . . . . . . .          74,400       67,500      67,000      72,200       70,300
   Refinery production  . . . . . . . . .          70,400       69,100      65,200      68,800       68,400

1995
   Sales of
     refined products . . . . . . . . . .          71,200       67,900      69,500      70,700       69,800
   Refinery production  . . . . . . . . .          67,000       68,200      68,600      68,400       68,100

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The Company has had no change in, or disagreement with, its independent certified public accountants on accounting and financial disclosure.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 1996 which will be filed within 120 days of July 31, 1996 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report

         (1)    Index to Consolidated Financial Statements

                                                                        Page in
                                                                       Form 10-K
                                                                       ---------
              Report of Independent Auditors  . . . . . . . . . . .      23
              Consolidated Balance Sheet at
                 July 31, 1996 and 1995 . . . . . . . . . . . . . .      24
              Consolidated Statement of Income for
                the years ended July 31, 1996,
                1995, and 1994  . . . . . . . . . . . . . . . . . .      25
              Consolidated Statement of Cash Flows
                 for the years ended July 31, 1996,
                 1995, and 1994 . . . . . . . . . . . . . . . . . .      26
              Consolidated Statement of Stockholders'
                 Equity for the years ended July 31,
                 1996, 1995 and 1994  . . . . . . . . . . . . . . .      27
              Notes to Consolidated Financial
                 Statements . . . . . . . . . . . . . . . . . . . .    28-42


         (2) Index to Consolidated Financial Statement Schedules

       All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

         (3) Exhibits

              See Index to Exhibits on pages 46 to 52.


   (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the Company's fourth quarter that ended July 31, 1996.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HOLLY CORPORATION
                                        (Registrant)



                                           /s/ Lamar Norsworthy
                                        ---------------------------
                                        Lamar Norsworthy
                                        Chairman of the Board
                                        and Chief Executive Officer

Date:  October 28, 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature                         Capacity                          Date
       ---------                         --------                          ----
/s/ Lamar Norsworthy             Chairman of Board of Directors      October 28, 1996
--------------------------       and Chief Executive Officer
Lamar Norsworthy                 of the Company



/s/ Matthew P. Clifton           President and Director              October 28, 1996
--------------------------
Matthew P. Clifton



/s/ Jack P. Reid                 Executive Vice President,           October 28, 1996
--------------------------       Refining and Director
Jack P. Reid



/s/ Henry A. Teichholz           Vice President, Treasurer and       October 28, 1996
--------------------------       Controller (Principal Financial
Henry A. Teichholz               and Accounting Officer)

       Signature                         Capacity                          Date
       ---------                         --------                          ----
/s/ William J. Gray              Senior Vice President, Marketing    October 28, 1996
--------------------------       and Supply and Director
William J. Gray


/s/ Marcus R. Hickerson          Director                            October 28, 1996
--------------------------
Marcus R. Hickerson


/s/ A. J. Losee                  Director                            October 28, 1996
--------------------------
A. J. Losee


/s/ Robert G. McKenzie           Director                            October 28, 1996
--------------------------
Robert G. McKenzie


/s/ Thomas K. Matthews, II       Director                            October 28, 1996
--------------------------
Thomas K. Matthews, II

                               HOLLY CORPORATION

                               INDEX TO EXHIBITS


(Exhibits are numbered to correspond to the exhibit table in Item 601 of Regulation S-K)

Exhibit
Number      Description
------      -----------
 3.1        -  Restated Certificate of Incorporation of the Registrant, as
               amended (incorporated by reference to Exhibit 3(a), of Amendment
               No. 1 dated December 13, 1988 to Registrant's Annual Report on
               Form 10-K for its fiscal year ended July 31, 1988, File No. 1-
               3876).

 3.2        -  Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3(b) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

 4.1        -  9.72% Series A Senior Note of Holly Corporation, dated as of June
               26, 1991, to Hartnat & Co. with schedule attached thereto of four other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated June 26, 1991, File
               No. 1-3876).

 4.2        -  10.16% Series B Senior Note of Holly Corporation, dated as of
               June 26, 1991, to New York Life Insurance Company with schedule attached thereto of seven other substantially identical Notes which differ only in the respects set forth in such schedule
               (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-
               K dated June 26, 1991, File No. 1-3876).

 4.3        -  7.62% Series C Senior Note of Holly Corporation, dated as of
               November 21, 1995, to John Hancock Mutual Life Insurance Company, with schedule attached thereto of five other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No. 1-3876).

 4.4        -  Series D Senior Note of Holly Corporation, dated as of November
               21, 1995, to John Hancock Mutual Life Insurance Company, with schedule attached thereto of three other substantially identical
               Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No. 1-3876).

Exhibit
Number      Description
------      -----------
 4.5        -  Note Agreement of Holly Corporation, dated as of June 15, 1991, to John Hancock Mutual Life Insurance Company, with schedule attached thereto of eleven other substantially identical Note
               Agreements which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.8 of
               Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

 4.6        -  Note Agreement of Holly Corporation, dated as of November 15,
               1995, to John Hancock Mutual Life Insurance Company, with schedule attached thereto of five other substantially identical
               Note Agreements which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.6 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No. 1-3876).

 4.7        -  Guaranty, dated as of June 15, 1991, of Navajo Refining Company,
               Navajo Pipeline Co., Midland-Lea, Inc., and Lea Refining Company in favor of Kentucky Central Life Insurance Company, Pan-American
               Life Insurance Company, American International Life Assurance
               Company of New York, Safeco Life Insurance Company, The Manhattan
               Life Insurance Company, The Union Central Life Insurance Company,
               The Penn Insurance and Annuity Company, The Penn Mutual Life
               Insurance Company, Confederation Life Insurance Company, John
               Hancock Mutual Life Insurance Company, John Hancock Variable Life
               Insurance Company, and New York Life Insurance Company
               (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-
               K dated June 26, 1991, File No. 1-3876).

 4.8        -  Guaranty, dated as of November 1, 1995, of Navajo Crude Oil
               Marketing and Navajo Western Asphalt Company in favor of New York
               Life Insurance, John Hancock Mutual Life Insurance Company, John
               Hancock Variable Life Insurance Company, Confederation Life
               Insurance Company, The Penn Insurance and Annuity Company, The
               Penn Mutual Life Insurance Company, The Manhattan Life Insurance
               Company, The Union Central Life Insurance Company, Safeco Life
               Insurance Company, American International Life Assurance Company of New York, Pan-American Life Insurance Company and Jefferson-
               Pilot Life Insurance Company (incorporated by reference to
               Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No. 1-3876).

Exhibit
Number      Description
------      -----------
 4.9        -  Guaranty, dated as of November 15, 1995, of Navajo Refining
               Company, Navajo Pipeline Company, Lea Refining Company, Navajo
               Holdings, Inc., Navajo Western Asphalt Company and Navajo Crude
               Oil Marketing Company in favor of John Hancock Mutual Life
               Insurance Company, John Hancock Variable Life Insurance Company,
               Alexander Hamilton Life Insurance Company of America, The Penn
               Mutual Life Insurance Company, AIG Life Insurance Company and
               Pan-American Life Insurance Company (incorporated by reference to
               Exhibit 4.7 of Registrant's Quarterly Report on Form 10-Q for the
               quarterly period ended October 31, 1995, File No. 1-3876).

 4.10       -  Letter of Consent, Waiver and Amendment, dated as of November 15,
               1995, among Holly Corporation, and New York Life Insurance
               Company, John Hancock Mutual Life Insurance Company, John Hancock
               Variable Life Insurance Company, Confederation Life Insurance
               Company, The Penn Insurance and Annuity Company, The Penn Mutual
               Life Insurance Company, The Manhattan Life Insurance Company, The
               Union Central Life Insurance Company, Safeco Life Insurance
               Company, American International Life Assurance Company of New
               York, Pan-American Life Insurance Company and Jefferson-Pilot
               Life Insurance Company (incorporated by reference to Exhibit 4.3 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No. 1-3876).

 4.11       -  First Amended and Restated Credit Agreement, dated as of July 23,
               1993, among Holly Corporation, Navajo Refining Company, Navajo
               Holdings, Inc., Holly Petroleum, Inc., Navajo Pipeline Co., Lea
               Refining Company, Navajo Western Asphalt Company, Montana
               Refining Company, A Partnership and NationsBank of Texas, N.A.,
               Banque Paribas, The First National Bank of Boston, The Bank of
               Nova Scotia and NationsBank of Texas, N.A. as the agent
               (incorporated by reference to Exhibit 4(e) of Registrant's Annual
               Report on Form 10-K for its fiscal year ended July 31, 1993, File
               No. 1-3876).

Exhibit
Number      Description
------      -----------
 4.12       -  First Amendment to First Amended and Restated Credit Agreement,
               dated as of April 7, 1994, among Holly Corporation, Navajo
               Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co.,
               Navajo Holdings, Inc., Lea Refining Company, Navajo Western
               Asphalt Company, Montana Refining Company, A Partnership and
               Navajo Crude Oil Marketing Company, and NationsBank of Texas,
               N.A., as Agent, and NationsBank of Texas, N.A., Banque Paribas,
               The First National Bank of Boston, and The Bank of Nova Scotia
               (incorporated by reference to Exhibit 4(f) of Registrant's Annual
               Report on Form 10-K for its fiscal year ended July 31, 1994, File
               No. 1-3876).

 4.13       -  Second Amendment to First Amended and Restated Credit Agreement,
               dated as of June 13, 1995, among Holly Corporation, Navajo
               Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co.,
               Navajo Holdings, Inc., Lea Refining Company, Navajo Western
               Asphalt Company, Montana Refining Company, A Partnership and
               Navajo Crude Oil Marketing Company, and NationsBank of Texas,
               N.A., as Agent, and NationsBank of Texas, N.A., Banque Paribas,
               The First National Bank of Boston, and The Bank of Nova Scotia
               (incorporated by reference to Exhibit 4(g) of Registrant's Annual
               Report on Form 10-K for its fiscal year ended July 31, 1995, File
               No. 1-3876).

 4.14       -  Third Amendment to First Amended and Restated Credit Agreement,
               dated as of November 15, 1995, among Holly Corporation, Navajo
               Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co.,
               Navajo Holdings, Inc., Lea Refining Company, Navajo Western
               Asphalt Company, Montana Refining Company, a Partnership and
               Navajo Crude Oil Marketing Company, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Banque Paribas, The
               First National Bank of Boston, and The Bank of Nova Scotia
               (incorporated by reference to Exhibit 4.1 of Registrant's
               Quarterly Report on Form 10-Q for the quarterly period ended
               October 31, 1995, File No. 1-3876).

 4.15       -  Promissory Note of Holly Corporation, dated as of July 23, 1993, to NationsBank of Texas, N.A. with schedule attached thereto of three other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4(f) of Registrant's Annual Report on Form
               10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

Exhibit
Number      Description
------      -----------
 4.16       -  Guaranty, dated as of July 30, 1991, of Navajo Refining Company,
               Holly Petroleum, Inc., Navajo Pipeline Co., and Midland-Lea, Inc.
               in favor of NCNB Texas National Bank, Banque Paribas, The First
               National Bank of Boston, The Bank of Nova Scotia and NCNB Texas
               National Bank as agent for itself and the other banks
               (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-
               K dated July 30, 1991, File No. 1-3876).

 4.17       -  First Supplement, executed as of February 20, 1992, to Guaranty, dated as of July 30, 1991, among Navajo Refining Company, Holly
               Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline Co., Lea
               Refining Company and Navajo Western Asphalt Company in favor of
               NCNB Texas National Bank, Banque Paribas, The First National Bank of Boston, and The Bank of Nova Scotia and NCNB Texas National
               Bank as agent for the banks (incorporated by reference to Exhibit
               4.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ending January 31, 1992, File No. 1-3876).

 4.18       -  Confirmation of Guaranty, executed as of July 23, 1993 by Navajo
               Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co.,
               Navajo Holdings, Inc., Navajo Western Asphalt Company and Lea
               Refining Company which confirms the Guaranty (Exhibit 4(i) of this Form 10-K) and First Supplement to the Guaranty (Exhibit
               4(j) of this Form 10-K) (incorporated by reference to Exhibit
               4(i) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

 4.19       -  Second Supplement to Guaranty, executed as of April 7, 1994, by
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

 4.20       -  Security Agreement, dated as of July 30, 1991, among Holly
               Corporation, Navajo Refining Company, Holly Petroleum, Inc.,
               Navajo Pipeline Co., Midland-Lea, Inc., Lea Refining Company,
               Navajo Western Asphalt Company and NCNB Texas National Bank as agent for itself, Banque Paribas, The First National Bank of
               Boston and The Bank of Nova Scotia (incorporated by reference to
               Exhibit 4.3 of Registrant's Form 8-K dated July 30, 1991, File
               No. 1-3876).

Exhibit
Number      Description
------      -----------
 4.21       -  First Supplement, executed as of February 20, 1992, to the
               Security Agreement, dated as of July 30, 1991, among Holly
               Corporation, Navajo Refining Company, Holly Petroleum, Inc.,
               Navajo Holdings, Inc., Navajo Pipeline Co., Lea Refining Company,
               Navajo Western Asphalt Company and NCNB Texas National Bank as
               agent for itself, Banque Paribas, The First National Bank of
               Boston and The Bank of Nova Scotia (incorporated by reference to
               Exhibit 4.3 of Registrant's Quarterly Report on Form 10-Q for the
               quarterly period ending January 31, 1992, File No. 1-3876).

 4.22       -  Confirmation of Security Agreement, executed as of July 23, 1993 by Holly Corporation, Navajo Pipeline Co., Navajo Refining
               Company, Holly Petroleum, Inc., Navajo Holdings, Inc.,  Lea
               Refining Company and Navajo Western Asphalt Company which confirms the Security Agreement (Exhibit 4(m) of this Form 10-K) and First Supplement to the Security Agreement (Exhibit 4(n) of this Form 10-K) (incorporated by reference to Exhibit 4(l) of Registrant's Annual Report on Form 10-K for its fiscal year ended
               July 31, 1993, File No. 1-3876).

 4.23       -  Security Agreement, dated as of July 23, 1993, between Montana
               Refining Company, A Partnership, and NationsBank of Texas, N.A.
               as agent for itself, Banque Paribas, The First National Bank of
               Boston and The Bank of Nova Scotia (incorporated by reference to
               Exhibit 4(m) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

 4.24       -  Second Supplement to Security Agreement, executed as of April 7,
               1994, by and among Holly Corporation, Navajo Refining Company,
               Holly Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline
               Co., Lea Refining Company, Navajo Western Asphalt Company and
               Navajo Crude Oil Marketing Company, and NationsBank of Texas,
               N.A., as agent, Banque Paribas, The First National Bank of Boston and The Bank of Nova Scotia (incorporated by reference to Exhibit
               4(p) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1994, File No. 1-3876).

 4.25       -  Holly Corporation Stock Option Plan - As adopted at the Annual
               Meeting of Stockholders of Holly Corporation on December 13, 1990
               (incorporated by reference to Exhibit 4(i) of Registrant's Annual
               Report on Form 10-K for its fiscal year ended July 31, 1991, File
               No. 1-3876).

Exhibit
Number      Description
------      -----------
10.1        -  Supplemental Payment Agreement, dated as of July 8, 1993, between
               Lamar Norsworthy and Holly Corporation (incorporated by reference to Exhibit 10(a) of Registrant's Annual Report on Form 10-K for
               its fiscal year ended July 31, 1993, File No. 1-3876).

10.2        -  Supplemental Payment Agreement, dated as of July 8, 1993, between
               Jack P. Reid and Holly Corporation (incorporated by reference to
               Exhibit 10(b) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

21          -  Subsidiaries of Registrant

23          -  Consent of Independent Auditors

27          -  Financial Data Schedule

99          -  Copy of civil action against the Company's subsidiary, Navajo
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