Form 10-Q
period 1996-10-31
HOLLY CORP
filed 1996-12-13
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1996
                               --------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 1-3876
                      --------

                               HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          75-1056913
---------------------------------                  -----------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                   75201-6927
----------------------------------------           -----------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code         (214) 871-3555
                                                  ------------------------------

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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on December 6, 1996.

                               HOLLY CORPORATION
                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         October 31, 1996 (Unaudited) and July 31, 1996                     3

      Consolidated Statement of Income (Unaudited) -
         Three Months Ended October 31, 1996 and 1995                       4

      Consolidated Statement of Cash Flows (Unaudited) -
         Three Months Ended October 31, 1996 and 1995                       5

      Notes to Consolidated Financial Statements (Unaudited)                6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           6

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Securities Holders          10

   Item 6.  Exhibits and Reports on Form 8-K                               10

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                             Unaudited
                                                             October 31,   July 31,
                                                               1996          1996
                                                             ---------    ---------
                         ASSETS
                         ------
Current assets
   Cash and cash equivalents                                 $  73,001    $  63,959
   Accounts receivable:  Product                                43,911       43,642
                        Crude oil resales                       83,294       54,456
                        Note receivable                           --          6,288
                                                             ---------    ---------
                                                               127,205      104,386
   Inventories:  Crude oil and refined products                 35,826       32,090
                Materials and supplies                           6,436        6,583
                                                             ---------    ---------
                                                                42,262       38,673
   Prepayments and other                                         9,582       10,008
                                                             ---------    ---------
             Total current assets                              252,050      217,026

Properties, plants and equipment, at cost                      269,975      261,621
Less accumulated depreciation, depletion and amortization      134,422      130,177
                                                             ---------    ---------
                                                               135,553      131,444
Equity interest in joint venture                                 2,058          734
Other assets                                                     3,743        2,067
                                                             ---------    ---------
                                                             $ 393,404    $ 351,271
                                                             =========    =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities
   Accounts payable                                          $ 161,418    $ 122,421
   Accrued liabilities                                          16,023       12,453
   Income taxes payable                                          1,378        4,728
   Current maturities of long-term debt                         10,775       10,775
                                                             ---------    ---------
             Total current liabilities                         189,594      150,377

Deferred income taxes                                           19,059       18,361
Long-term debt, less current maturities                         86,290       86,290
Contingencies
Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                    --           --
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                           87           87
   Additional capital                                            6,132        6,132
   Retained earnings                                            92,811       90,593
                                                             ---------    ---------
                                                                99,030       96,812
   Common stock held in treasury, at cost - 396,768 shares        (569)        (569)
                                                             ---------    ---------
             Total stockholders' equity                         98,461       96,243
                                                             ---------    ---------
                                                             $ 393,404    $ 351,271
                                                             =========    =========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)

                                                             Unaudited
                                                          Three Months Ended
                                                            October 31,
                                                     ----------------------
                                                       1996          1995
                                                     ---------    ---------
Revenues
 Refined products                                    $ 185,395    $ 164,528
 Oil and gas                                             1,426          191
 Miscellaneous                                             125          119
                                                     ---------    ---------
                                                       186,946      164,838
Costs and expenses
 Cost of refined products                              170,916      144,921
 General and administrative                              3,636        3,525
 Depreciation, depletion and amortization                5,100        3,973
 Exploration expenses, including dry holes                 623          630
                                                     ---------    ---------
                                                       180,275      153,049
                                                     ---------    ---------
Income from operations                                   6,671       11,789
Other
 Interest income                                         1,059          331
 Interest expense                                       (2,372)      (1,909)
                                                     ---------    ---------
                                                        (1,313)      (1,578)
                                                     ---------    ---------
Income before income taxes                               5,358       10,211
Income tax provision
 Current                                                 1,317        4,168
 Deferred                                                  833          (60)
                                                     ---------    ---------
                                                         2,150        4,108
                                                     ---------    ---------
Net income                                           $   3,208    $   6,103
                                                     =========    =========


Income per common share                              $     .39    $     .74

Cash dividends paid per share                        $     .12    $     .10
Average number of shares of common
 stock outstanding (in thousands)                        8,254        8,254


See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                Unaudited
                                                             Three Months Ended
                                                                October 31,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
   Cash flows from operating activities
      Net income                                          $  3,208    $  6,103
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization          5,100       3,973
           Deferred income taxes                               833         (60)
           Dry hole costs and leasehold impairment             118         112
           (Increase) decrease in operating assets
             Accounts receivable                           (22,819)      4,363
             Inventories                                    (3,589)      6,662
             Income taxes receivable                          --         1,540
             Prepayments and other                            (780)       (685)
           Increase (decrease) in operating liabilities
             Accounts payable                               38,997      (5,624)
             Accrued liabilities                             3,570         204
             Income taxes payable                           (3,350)      2,628
           Other, net                                       (1,460)        438
                                                          --------    --------
           Net cash provided by operating activities        19,828      19,654

   Cash flows from financing activities
      Cash dividends                                          (990)       (825)
                                                          --------    --------
           Net cash used for financing activities             (990)       (825)

   Cash flows from investing activities
      Additions to properties, plants and equipment         (8,472)     (4,202)
      Investment in joint venture                           (1,324)       --
                                                          --------    --------
           Net cash used for investing activities           (9,796)     (4,202)
                                                          --------    --------

   Cash and cash equivalents
      Increase for the period                                9,042      14,627
      Beginning of year                                     63,959      13,432
                                                          --------    --------
      End of period                                       $ 73,001    $ 28,059
                                                          ========    ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                            $     13    $    278
      Income taxes                                        $  4,282    $   --

See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1996), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 31, 1996, the consolidated results of operations for the three months ended October 31, 1996 and 1995, and consolidated cash flows for the three months ended October 31, 1996 and 1995.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996. Certain previously reported amounts have been reclassified to conform to classifications adopted in fiscal 1996.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first three months of fiscal 1997 are not necessarily indicative of the results to be expected for the full year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Forward-Looking Statements

       This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, including without limitation statements in this Item 2 under the headings "Results of Operations," "Liquidity and Capital Resources" and "Recent Developments That May Affect Future Results," other than statements of historical facts, are forward-looking statements. Such statements are subject to certain risks and uncertainties, including risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, demand and supply for crude oil and for refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, and the effectiveness of Company capital investments and marketing strategies. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

will prove to have been correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 and in conjunction with the discussion below under the heading "Recent Developments That May Affect Future Results." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

       Results of Operations

       Net income for the first quarter ended October 31, 1996 was $3.2 million as compared to $6.1 million, for the first quarter of the prior year.

       The decrease in net income in the first three months of fiscal 1997 was principally due to reduced refinery margins, as compared to the same period of the prior year. Refinery margins were especially down in the latter part of the current year's first quarter, and continue at depressed levels into the second quarter, as product prices have not kept pace with the substantial increases in crude oil costs. Additionally contributing to the decrease in earnings in the fiscal 1997 first quarter was a small decrease in refined product sales volumes as compared to the prior year's first quarter. Revenues increased in the quarter ended October 31, 1996 from the prior year's comparable period as a result of higher sales prices, partially offset by the reduced volumes.

       Oil and gas revenues in the current year increased, as compared to the first quarter of the prior year, as two offshore properties commenced production during the second quarter of the prior year. The increase in depreciation, depletion and amortization related primarily to the oil and gas properties.

       Liquidity and Capital Resources

       Cash flows from operations during the three months ended October 31, 1996 exceeded capital expenditures and dividends paid, resulting in a net increase of cash and cash equivalents of $9.0 million. Working capital decreased during the three months ended October 31, 1996 by $4.2 million to $62.5 million. The Company's long-term debt now represents 49.6% of total capitalization as compared to 50.2% at July 31, 1996. At October 31, 1996, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for the foreseeable future.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Net cash provided by operating activities amounted to $19.8 million in the first three months of fiscal 1997, as compared to $19.7 million in the same period of the prior year. Net cash flows from operating activities were essentially the same in both periods, as the decrease in cash generated by earnings in the current year was offset by an increase in cash provided by working capital accounts.

       Cash flows used for financing activities amounted to $1.0 million in the first three months of fiscal 1997, as compared to $.8 million in the same period of the prior year, all of which were for dividends. The next principal payment of $10.8 million on the Company's Senior Notes is due June 1997.

       Cash flows used for investing activities were $9.8 million in the first three months of fiscal 1997, as compared to $4.2 million in the same period of the prior year. The Company has adopted capital budgets totalling $32 million for fiscal 1997. The major components of this budget are $13 million for the construction of a pipeline connection from the Navajo Refinery to an 8" pipeline that will be leased by the Company for products transport (the "Lease Agreement") and related product terminals, $12 million for various refinery improvements and environmental and safety enhancements and $7 million for exploration and production activities. In addition to these projects, the Company plans to complete by fall 1997 the major items approved in the 1996 capital budget, including a joint venture to ship liquid petroleum gas (LPGs) to Mexico and two projects at the Navajo Refinery which entail upgrades to improve product yields.

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

       The Company has entered into a joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases (LPGs) to Mexico. The Company will have a 25% interest in the joint venture. The project involves the construction of a new 12" pipeline from Orla to El Paso, Texas which replaced a portion of 8" pipeline used by Navajo, which was transferred to the joint venture. The 12" pipeline was completed during October 1996. The Company's total net cash investment in the projects (in addition to the contribution of a portion of the existing 8" pipeline to the joint venture) is now estimated to be $8 million, of which $7 million is to be spent in fiscal 1997. During the first quarter of fiscal 1997, the Company made a contribution of $1.3 to the joint venture. The Company anticipates the realization of benefits from the joint venture to start in the second half of fiscal 1997.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       The additional pipeline capacity associated with the new pipeline constructed in conjunction with the joint venture and with the Lease Agreement and the construction of the related pipeline and terminalling facilities should reduce pipeline operating expenses at current throughputs and allow the Company to expand volumes, through refinery expansion or otherwise, shipped into existing and new markets.

       The Company believes the scheduled capital projects to upgrade the Navajo Refinery will improve product yields and enhance refining profitability. The planned UOP Isomerization unit, which will increase the refinery's internal octane generating capabilities and improve light product yields, is expected to be operational during the second quarter of fiscal 1997. In addition, the planned state-of-the-art upgrades to the Navajo Refinery's fluid catalytic cracking unit (FCC), which will improve FCC high value product yields, are now expected to be completed by fall 1997. The total estimated cost of these two projects is $14 million, of which $8 million is to be spent in fiscal 1997 through early fiscal 1998.

Recent Developments That May Affect Future Results

       Ultramar Diamond Shamrock Corporation, an independent refiner and marketer, completed in November 1995 the construction of a 409-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. Ultramar Diamond Shamrock has announced that this pipeline currently has a capacity of 30,000 BPD, and with the addition of two pumping stations to be built in the first half of 1997, it will have a 40,000 BPD capacity. Ultramar Diamond Shamrock has stated its intention to use its pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. This pipeline has increased and could further increase the supply of products in the Company's principal markets.

       Recently there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. While this could increase the competitive pressures on the Company, the specific ramifications of these or other potential consolidations cannot presently be determined. In November 1996, Tosco Corporation and Unocal announced they have signed a letter of intent for Unocal to sell to Tosco Corporation all of the operating assets of 76 Products Company, Unocal's West Coast refining and marketing division. The total combined sales by the Company to Tosco Corporation and its affiliates and to Unocal's West Coast refining and marketing division currently amount to approximately 20%.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. While none of the Company's principal markets presently requires RFG, this requirement could be implemented over time. In fact, Phoenix, one of the Company's markets, is presently considering implementing RFG or some other cleaner burning gasoline. The Company does not believe that further capital expenditures will be needed to provide RFG to meet its Phoenix sales requirements. However, other requirements of the Clean Air Act, or other presently existing or future environmental regulations, could cause the Company to expend substantial amounts at its refineries. The specifics and extent of these or other regulations and their attendant costs are not presently determinable.

       This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in
Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.


                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Securities Holders

       At the annual meeting of stockholders of December 12, 1996, all eight of the management's nominees for directors as listed in the proxy statement were elected.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                              Total Shares Voted         Total Shares Voted
                                     "For"                    "Withheld"
                              ------------------         ------------------
        Matthew P. Clifton         6,683,383                 24,125
        William J. Gray            6,683,407                 24,101
        Marcus R. Hickerson        6,682,529                 24,979
        A. J. Losee                6,681,965                 25,543
        Thomas K. Matthews, II     6,682,115                 25,393
        Robert G. McKenzie         6,682,899                 24,609
        Lamar Norsworthy           6,681,847                 25,661
        Jack P. Reid               6,675,004                 32,504


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:  See Index to Exhibits on page 12.

       (b)    Reports on Form 8-K:  None.

                                   SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      HOLLY CORPORATION
                                                --------------------------------
                                               (Registrant)



Date:  December 13, 1996                       By /s/ Henry A. Teichholz
       -----------------                         -------------------------------
                                                 Henry A. Teichholz
                                                 Vice President, Treasurer
                                                   and Controller
                                                 (Duly Authorized Principal
                                                  Financial and Accounting
                                                  Officer)

                               HOLLY CORPORATION
                               INDEX TO EXHIBITS

                  (Exhibits are numbered to correspond to the exhibit table in Item 601 of Regulation S-K)




        Exhibit
        Number                Description
       --------               -----------
          27         -         Financial Data Schedule