Form 10-Q
period 1997-01-31
HOLLY CORP
filed 1997-03-07
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 1997
                               ------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
Commission File Number 1-3876
                       ------

                               HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             75-1056913
---------------------------------                          --------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                           75201-6927
----------------------------------------                        ---------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code         (214) 871-3555
                                                    ---------------------------

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
8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on March 5, 1997.

                              HOLLY CORPORATION
                                    INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheet -
        January 31, 1997 (Unaudited) and July 31, 1996                      3

     Consolidated Statement of Income (Unaudited) -
        Three Months and Six Months Ended January 31, 1997 and 1996         4

     Consolidated Statement of Cash Flows (Unaudited) -
        Six Months Ended January 31, 1997 and 1996                          5

     Notes to Consolidated Financial Statements (Unaudited)                 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              6

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                11

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                                                              Unaudited
                                                                                             January 31,             July 31,
                                                                                                1997                   1996
                                                                                             ----------             ---------
                                            ASSETS
Current assets
   Cash and cash equivalents                                                                 $   53,715             $  63,959
   Accounts receivable:  Product                                                                 40,865                43,642
                              Crude oil resales                                                  67,212                54,456
                              Note receivable                                                         -                 6,288
                                                                                             ----------             ---------
                                                                                                108,077               104,386
   Inventories:  Crude oil and refined products                                                  41,944                32,090
                   Materials and supplies                                                         6,999                 6,583
                                                                                             ----------             ---------
                                                                                                 48,943                38,673
   Income taxes receivable                                                                        4,269                    --
   Prepayments and other                                                                          8,441                10,008
                                                                                             ----------             ---------
              Total current assets                                                              223,445               217,026
Properties, plants and equipment, at cost                                                       275,311               261,621
Less accumulated depreciation, depletion and amortization                                       138,209               130,177
                                                                                             ----------             ---------
                                                                                                137,102               131,444
Equity interest in joint venture                                                                  3,276                   734
Other assets                                                                                      5,161                 2,067
                                                                                             ----------             ---------
                                                                                              $ 368,984             $ 351,271
                                                                                             ==========             =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                          $  142,561              $122,421
   Accrued liabilities                                                                           12,981                12,453
   Income taxes payable                                                                             526                 4,728
   Current maturities of long-term debt                                                          10,775                10,775
                                                                                             ----------             ---------
              Total current liabilities                                                         166,843               150,377
Deferred income taxes                                                                            19,903                18,361
Long-term debt, less current maturities                                                          86,282                86,290
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                                                       --                    --
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                                                            87                    87
   Additional capital                                                                             6,132                 6,132
   Retained earnings                                                                             90,306                90,593
                                                                                             ----------             ---------
                                                                                                 96,525                96,812
   Common stock held in treasury, at cost - 396,768 shares                                         (569)                 (569)
                                                                                             ----------             ---------
              Total stockholders' equity                                                         95,956                96,243
                                                                                             ----------             ---------
                                                                                             $  368,984             $ 351,271
                                                                                             ==========             =========

See accompanying notes.

                              HOLLY CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
               (Dollars in Thousands Except Per Share Amounts)



                                                                          Unaudited                        Unaudited
                                                                      Three Months Ended               Six Months Ended
                                                                         January 31,                      January 31,
                                                                  --------------------------       ---------------------------
                                                                    1997             1996             1997               1996
                                                                 ----------       ----------       ----------        ---------
Revenues
 Refined products                                                $ 182,004         $ 150,174        $ 367,399         $ 314,702
  Oil and gas                                                        1,621             1,336            3,047             1,527
 Miscellaneous                                                         276               268              401               387
                                                                 ---------         ---------        ---------         ---------
                                                                   183,901           151,778          370,847           316,616
Costs and expenses
  Cost of refined products                                         176,169           138,841          347,085           283,762
  General and administrative                                         3,309             3,446            6,945             6,971
  Depreciation, depletion and amortization                           4,840             4,493            9,940             8,466
  Exploration expenses, including dry holes                            602             1,015            1,225             1,645
                                                                 ---------         ---------        ---------         ---------
                                                                   184,920           147,795          365,195           300,844
                                                                 ---------         ---------        ---------         ---------
Income (loss) from operations                                       (1,019)            3,983            5,652            15,772
Other
  Interest income                                                      873               859            1,932             1,190
  Interest expense                                                  (2,384)           (2,540)          (4,756)           (4,449)
                                                                 ---------         ---------        ---------         ---------
                                                                    (1,511)           (1,681)          (2,824)           (3,259)
                                                                 ---------         ---------        ---------         ---------
Income (loss) before income taxes                                   (2,530)            2,302            2,828            12,513
Income tax provision (benefit)
  Current                                                           (1,850)              985             (533)            5,153
  Deferred                                                             834               (59)           1,667              (119)
                                                                 ---------         ---------        ---------         ---------
                                                                    (1,016)              926            1,134             5,034
                                                                 ---------         ---------        ---------         ---------

Net income (loss)                                                $  (1,514)       $    1,376        $   1,694          $  7,479
                                                                 =========        ==========        =========          ========


Income (loss) per common share                                   $    (.18)        $     .17        $     .21         $     .91

Cash dividends paid per share                                    $     .12         $     .10        $     .24         $     .20
Average number of shares of common
  stock outstanding (in thousands)                                   8,254             8,254            8,254             8,254




See accompanying notes.

                              HOLLY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)


                                                                                               Unaudited
                                                                                            Six Months Ended
                                                                                              January 31,
                                                                                  ---------------------------------
                                                                                      1997                 1996
                                                                                  -----------           -----------
   Cash flows from operating activities
      Net income                                                                  $  1,694              $  7,479
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                                  9,940                 8,466
           Deferred income taxes                                                     1,667                  (119)
           Dry hole costs and leasehold impairment                                     247                   501
           (Increase) decrease in operating assets
             Accounts receivable                                                    (3,691)               11,345
             Inventories                                                           (10,270)               (2,546)
             Income taxes receivable                                                (4,269)               (1,176)
             Prepayments and other                                                    (360)                  736
           Increase (decrease) in operating liabilities
             Accounts payable                                                       20,140                (9,002)
             Accrued liabilities                                                       528                (1,354)
             Income taxes payable                                                   (4,202)                  191
           Other, net                                                               (3,003)                  496
                                                                                  --------              --------
           Net cash provided by operating activities                                 8,421                15,017

   Cash flows from financing activities
      Increase in notes payable                                                          -                39,000
      Payment of long-term debt                                                         (8)                   (8)
      Debt issuance costs                                                                -                  (425)
      Cash dividends                                                                (1,981)               (1,651)
                                                                                  --------              --------
           Net cash provided by (used for) financing activities                     (1,989)               36,916

   Cash flows from investing activities
      Additions to properties, plants and equipment                                (14,134)               (7,974)
      Investment in joint venture                                                   (2,542)                    -
                                                                                  --------              --------
           Net cash used for investing activities                                  (16,676)               (7,974)
                                                                                  --------              --------

   Cash and cash equivalents
      Increase (decrease) for the period                                           (10,244)               43,959
      Beginning of year                                                             63,959                13,432
                                                                                  --------              --------
      End of period                                                               $ 53,715              $ 57,391
                                                                                  ========              ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                                     $ 4,652               $ 3,769
      Income taxes                                                                 $ 7,505               $ 5,854


See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1996), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 1997, the consolidated results of operations for the three months and six months ended January 31, 1997 and 1996, and consolidated cash flows for the six months ended January 31, 1997 and 1996.

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

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 1997 are not necessarily indicative of the results to be expected for the full year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Factors Affecting Forward-Looking Statements

       This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, including without limitation statements in this Item 2 under the headings "Results of Operations," "Liquidity and Capital Resources" and "Recent Developments That May Affect Future Results," other than statements of historical facts, are forward-looking statements. Such statements are subject to certain risks and uncertainties, including risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, demand and supply for crude oil and for refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, and the effectiveness of Company capital investments and marketing strategies. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 and in conjunction with the discussion below under the heading "Recent Developments That May Affect Future Results." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

       Results of Operations

       The Company incurred a net loss for the second quarter ended January 31, 1997 of $1.5 million as compared to net income of $1.4 million, for the second quarter of the prior year. For the six months ended January 31, 1997, net income was $1.7 million as compared to $7.5 million, for the first six months in the same period of fiscal 1996.

       The decreases in earnings in the second quarter and six month period ending January 31, 1997 were principally due to reduced refinery margins, as compared to the same periods of the prior year. Refinery margins industry wide were at very depressed levels in the current year's second quarter, as product prices did not keep pace with the substantial increases in crude oil costs, particularly on the West Coast. Refining margins have recently shown some improvement from the low levels of the current year's second quarter period. Revenues increased in both the second quarter and six months ended January 31, 1997 from the prior year's comparable periods as a result of higher sales prices, partially offset by small decreases in refined product sales.

       The increases in depreciation, depletion and amortization in both comparable periods related primarily to increased production commencing in the second quarter of fiscal 1996 from the oil and gas properties.

       Liquidity and Capital Resources

       Cash flows from operations during the six months ended January 31, 1997 were less than capital expenditures and dividends paid, resulting in a net decrease of cash and cash equivalents of $10.2 million. Working capital decreased during the six months ended January 31, 1997 by $10.0 million to $56.6 million. The Company's long-term debt now represents 50.3% of total capitalization as compared to 50.2% at July 31, 1996. At January 31, 1997, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for the foreseeable future.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Net cash provided by operating activities amounted to $8.4 million in the first six months of fiscal 1997, as compared to $15.0 million in the same period of the prior year. The primary reason for the decrease in net cash flows from operating activities was the decrease in earnings.

       Cash flows used for financing activities amounted to $2.0 million in the first six months of fiscal 1997, as compared to cash flows provided by financing activities of $36.9 million in the same period of the prior year. In the second quarter of fiscal 1996, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million. The next principal payment of $10.8 million on the Company's Senior Notes is due June 1997.

       Cash flows used for investing activities were $16.7 million in the first six months of fiscal 1997, as compared to $8.0 million in the same period of the prior year. The Company adopted capital budgets totalling $32 million for fiscal 1997. The major components of this budget are $13 million for the construction of a pipeline connection from the Navajo Refinery to an 8" pipeline that will be leased by the Company for products transport (the "Lease Agreement") and related product terminals, $12 million for various refinery improvements and environmental and safety enhancements and $7 million for exploration and production activities. In addition to these projects, the Company plans to complete the major items approved in the 1996 capital budget, including a joint venture to ship liquid petroleum gas (LPGs) to Mexico and two projects at the Navajo Refinery which entail upgrades to improve product yields.

       The Lease Agreement is with Mid-America Pipeline Company and involves more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico. The Company plans to construct a 60 mile pipeline, from the Navajo Refinery to the leased pipeline, and related terminalling facilities. These facilities will allow the Company to use the pipeline to transport refined products from its Navajo Refinery to markets in Albuquerque and northwest New Mexico. The pipeline and related facilities are projected to be operational near the end of calendar 1997.

       The Company is in a joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases (LPGs) to Mexico. The Company has a 25% interest in the joint venture. The project involved the construction of a 12" pipeline from Orla to El Paso, Texas which replaced a portion of 8" pipeline used by Navajo, which was transferred to the joint venture. The 12" pipeline was completed during October 1996. The Company's total net cash investment in the projects (in addition to the contribution of a portion of the existing 8" pipeline to the joint venture) is now estimated to be $8 million, of which $7 million is to be spent in fiscal 1997, including contributions to the joint venture. The Company anticipates the realization of transportation revenues from the joint venture to start in the second half of fiscal 1997.

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

       The Company announced in February 1997, the formation of an alliance with FINA, Inc. to create a comprehensive supply network which should provide sufficient gasoline and diesel supply to satisfy the demand growth in the West Texas, New Mexico, and Arizona markets for at least the next five years. When fully operational, the system will have the capacity to provide up to 155,000 barrels of refined products per day to these Southwest markets. The project will utilize existing assets. FINA's bi-directional Amdel Pipeline could be converted, when needed, from crude oil to refined products and transport up to 50,000 barrels per day from FINA's Port Arthur Refinery on the Gulf Coast, while 45,000 barrels per day will be shipped from FINA's Big Spring Refinery. In addition, the Navajo Refinery will continue to provide 60,000 barrels per day of refined products. FINA will construct a 50 mile extension of its Amdel Pipeline from Wink, Texas to the Company's pipeline station at Orla, Texas, where a long-term agreement with FINA will enable them to transport up to 20,000 barrels per day on the Company's recently completed 12" pipeline to El Paso. In New Mexico, the completion by the Company of the 8" inch pipeline from the Navajo Refinery to the Company's recently leased pipeline from Mid-America Pipeline Company (the Lease Agreement) will then provide direct service to Albuquerque and northwest New Mexico. The alliance will provide product supply along the full extent of this system, from Bloomfield in northwest New Mexico, east to Duncan, Oklahoma, and south to El Paso. This pipeline system, along with other recently announced El Paso area pipeline expansions, will provide sufficient supply to fully utilize all existing common carrier pipelines which ship product from El Paso to New Mexico, Arizona and Mexico. It is anticipated that this pipeline network should be fully operational by August 1998 at which time the Company will begin to realize certain pipeline and terminalling revenues from Fina.

       The Company believes the scheduled capital projects to upgrade the Navajo Refinery will improve product yields and enhance refining profitability. The UOP Isomerization unit, which will increase the refinery's internal octane generating capabilities and improve light product yields, was completed in February 1997. In addition, the planned state-of-the-art upgrades to the Navajo Refinery's fluid catalytic cracking unit (FCC), which will improve FCC high value product yields, are now expected to be completed by fall 1997. The total estimated cost of these two projects is $15 million, of which $9 million is to be spent in fiscal 1997 through early fiscal 1998.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Recent Developments That May Affect Future Results

       Ultramar Diamond Shamrock Corporation, an independent refiner and marketer, completed in November 1995 the construction of a 409-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. Ultramar Diamond Shamrock has announced that this pipeline currently has a capacity of 30,000 BPD, and with the addition of two pumping stations to be built in the first half of 1997, it will have a 45,000 BPD capacity. Ultramar Diamond Shamrock has stated its intention to use its pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. This pipeline has increased and could further increase the supply of products in the Company's principal markets.

       Recently there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. While this could increase the competitive pressures on the Company, the specific ramifications of these or other potential consolidations cannot presently be determined. Unocal has recently agreed to sell to Tosco Corporation all of the operating assets of 76 Products Company, Unocal's West Coast refining and marketing division. The parties have said they expect to close in the first quarter of 1997. The total combined sales by the Company to Tosco Corporation and its affiliates and to Unocal's West Coast refining and marketing division currently amount to approximately 20%.

       Effective January 1, 1995, certain cities in the United States were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. While none of the Company's principal markets presently requires RFG, the Phoenix metropolitan area has indicated, subject to public comments, that it will require RFG by June 1, 1997, and subsequently other requirements may be instituted. The Company believes it is in position, with the recent completion of its isomerization unit, to be able to meet the RFG specification. The specific fuel specifications which will ultimately be required in this market, as well as the Company's other principal markets, cannot presently be determined. Other requirements of the Clean Air Act, or other presently existing or future environmental regulations, could cause the Company to expend substantial amounts at its refineries. The specifics and extent of these or other regulations and their attendant costs are not presently determinable.

       This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in
Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

                               HOLLY CORPORATION




                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:  See Index to Exhibits on page 13.
       (b)    Reports on Form 8-K:  None.

                                   SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HOLLY CORPORATION
                                                --------------------------------
                                                (Registrant)



Date:  March 7, 1997                            By /S/Henry A. Teichholz
       -------------                               ----------------------------
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