Form 10-Q
period 1997-04-30
HOLLY CORP
filed 1997-06-06
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       April 30, 1997
                               -----------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                      -----------

                              HOLLY CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                          75-1056913
----------------------------------------           -----------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


  100 Crescent Court, Suite 1600
           Dallas, Texas                                     75201-6927
----------------------------------------           -----------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code    (214) 871-3555
                                                   ---------------------

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
8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on June 4, 1997.

                              HOLLY CORPORATION
                                    INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         April 30, 1997 (Unaudited) and July 31, 1996                       3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 1997 and 1996         4

      Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended April 30, 1997 and 1996                          5

      Notes to Consolidated Financial Statements (Unaudited)                6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           6

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                               11

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                             Unaudited
                                                              April 30,    July 31,
                                                                1997         1996
                                                             ----------   ---------
                                   ASSETS
                                   ------
Current assets
   Cash and cash equivalents                                 $  49,207    $  63,959
   Accounts receivable:  Product                                37,980       43,642
                              Crude oil resales                 56,111       54,456
                              Note receivable                        -        6,288
                                                             ---------    ---------
                                                                94,091      104,386

   Inventories:  Crude oil and refined products                 44,101       32,090
                   Materials and supplies                        7,516        6,583
                                                             ---------    ---------
                                                                51,617       38,673

   Prepayments and other                                         8,264       10,008
                                                             ---------    ---------
             Total current assets                              203,179      217,026
Properties, plants and equipment, at cost                      271,363      261,621
Less accumulated depreciation, depletion and amortization      131,244      130,177
                                                             ---------    ---------
                                                               140,119      131,444
Equity interest in joint venture                                 4,992          734
Other assets                                                     6,735        2,067
                                                             ---------    ---------
                                                             $ 355,025    $ 351,271
                                                             =========    =========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities
   Accounts payable                                          $ 118,390    $ 122,421
   Accrued liabilities                                          15,440       12,453
   Income taxes payable                                          1,732        4,728
   Current maturities of long-term debt                         10,775       10,775
                                                             ---------    ---------
             Total current liabilities                         146,337      150,377
Deferred income taxes                                           19,585       18,361
Long-term debt, less current maturities                         86,282       86,290
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                       -            -
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                           87           87
   Additional capital                                            6,132        6,132
   Retained earnings                                            97,171       90,593
                                                             ---------    ---------
                                                               103,390       96,812
   Common stock held in treasury, at cost - 396,768 shares        (569)        (569)
                                                             ---------    ---------
             Total stockholders' equity                        102,821       96,243
                                                             ---------    ---------
                                                             $ 355,025    $ 351,271
                                                             =========    =========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)



                                                     Unaudited               Unaudited
                                                Three Months Ended       Nine Months Ended
                                                    April 30,                 April 30,
                                             ----------------------    ----------------------
                                                1997        1996          1997         1996
                                             ----------   ---------    ---------    ---------
Revenues
 Refined products                            $ 178,826    $ 166,318    $ 546,225    $ 481,020
 Oil and gas                                     1,020        1,938        4,067        3,465
 Miscellaneous                                     235          216          636          603
                                             ---------    ---------    ---------    ---------
                                               180,081      168,472      550,928      485,088
Costs and expenses
 Cost of refined products                      156,877      151,309      503,962      435,071
 General and administrative                      3,362        3,581       10,307       10,552
 Depreciation, depletion and amortization        4,595        4,898       14,535       13,364
 Exploration expenses, including dry holes         689        1,016        1,914        2,661
                                             ---------    ---------    ---------    ---------
                                               165,523      160,804      530,718      461,648
                                             ---------    ---------    ---------    ---------
Income from operations                          14,558        7,668       20,210       23,440
Other
 Equity in earnings of joint venture               171            -          171            -
 Interest income                                   740          844        2,672        2,034
 Interest expense                               (2,347)      (2,682)      (7,103)      (7,131)
                                             ---------    ---------    ---------    ---------
                                                (1,436)      (1,838)      (4,260)      (5,097)
                                             ---------    ---------    ---------    ---------
Income before income taxes                      13,122        5,830       15,950       18,343
Income tax provision (benefit)
 Current                                         5,522        1,996        4,989        7,149
 Deferred                                         (255)         331        1,412          212
                                             ---------    ---------    ---------    ---------
                                                 5,267        2,327        6,401        7,361
                                             ---------    ---------    ---------    ---------

Net income                                   $   7,855    $   3,503    $   9,549    $  10,982
                                             =========    =========    =========    =========


Income per common share                      $     .95    $     .42    $    1.16    $    1.33

Cash dividends paid per share                $     .12    $     .10    $     .36    $     .30
Average number of shares of common
 stock outstanding (in thousands)                8,254        8,254        8,254        8,254



See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                        Unaudited
                                                                    Nine Months Ended
                                                                         April 30,
                                                                  --------------------
                                                                    1997        1996
                                                                  --------    --------
   Cash flows from operating activities
      Net income                                                  $  9,549    $ 10,982
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                 14,535      13,364
           Deferred income taxes                                     1,412         212
           Equity in earnings of joint venture                        (171)          -
           Dry hole costs and leasehold impairment                     394       1,045
           (Increase) decrease in operating assets
             Accounts receivable                                    10,295     (22,481)
             Inventories                                           (12,944)      2,077
             Income taxes receivable                                     -         804
             Prepayments and other                                    (210)      1,350
           Increase (decrease) in operating liabilities
             Accounts payable                                       (4,031)     21,407
             Accrued liabilities                                     2,987       3,262
             Income taxes payable                                   (2,996)        140
           Turnaround expenditures                                  (5,365)     (1,561)
           Other, net                                                  110         564
                                                                  --------    --------
           Net cash provided by operating activities                13,565      31,165

   Cash flows from financing activities
      Increase in notes payable                                          -      39,000
      Payment of long-term debt                                         (8)         (8)
      Debt issuance costs                                                -        (403)
      Cash dividends                                                (2,971)     (2,476)
                                                                  --------    --------
           Net cash provided by (used for) financing activities     (2,979)     36,113

   Cash flows from investing activities
      Additions to properties, plants and equipment                (21,251)    (10,920)
      Investment in joint venture                                   (4,087)          -
                                                                  --------    --------
           Net cash used for investing activities                  (25,338)    (10,920)
                                                                  --------    --------

   Cash and cash equivalents
      Increase (decrease) for the period                           (14,752)     56,358
      Beginning of year                                             63,959      13,432
                                                                  --------    --------
      End of period                                               $ 49,207    $ 69,790
                                                                  ========    ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                    $  4,407    $  3,782
      Income taxes                                                $  7,505    $  5,874

See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1996), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 1997, the consolidated results of operations for the three months and nine months ended April 30, 1997 and 1996, and consolidated cash flows for the nine months ended April 30, 1997 and 1996.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996. Certain previously reported amounts have been reclassified to conform to current classifications.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 1997 are not necessarily indicative of the results to be expected for the full year.

Note B - Accounting Pronouncement

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for periods ending after December 15, 1997. The statement simplifies the standards for computing earnings per share and makes them comparable to international standards. The impact of Statement No. 128 on the calculation of income per common share of the Company is not expected to be material.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Factors Affecting Forward-Looking Statements

       This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, including without limitation statements in this Item 2 under the headings "Results of Operations," "Liquidity and Capital Resources" and "Recent Developments That May Affect Future Results," other than statements of historical facts, are forward-looking statements. Such statements are subject to certain risks and uncertainties, including risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, demand and supply for crude oil and for refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, the effectiveness of Company capital investments and marketing strategies, and completion of the recently announced alliance with FINA, Inc. and such alliance producing desired results. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 and in conjunction with the discussion below under the heading "Recent Developments That May Affect Future Results." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

       Results of Operations

       Net income for the third quarter ended April 30, 1997 was $7.9 million as compared to $3.5 million, for the third quarter of the prior year. For the nine months ended April 30, 1997, net income was $9.5 million as compared to $11.0 million, for the first nine months in the same period of fiscal 1996.

       The increase in earnings in the third quarter of fiscal 1997 was due principally to improved refinery margins, and a small increase in volumes sold, as compared to the third quarter of the prior year. For the nine months ended April 30, 1997 as compared to the same period in fiscal 1996, the decrease in earnings was caused by small reductions in refinery margins and volumes sold. Refinery margins recovered in the current year's third quarter from the very depressed levels in the immediately preceding quarter, as crude oil prices fell at a greater rate than product prices. The latter part of the quarter experienced particularly strong margins. Recently refining margins have fallen off somewhat from those high levels of the latter part of the third quarter. Revenues increased in both the third quarter and nine months ended April 30, 1997 from the prior year's comparable periods principally as the result of higher sales prices.

                               HOLLY CORPORATION




Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (Continued)

       The increase in depreciation, depletion and amortization in the nine month comparable periods related primarily to increased production from oil and gas properties, as most of last year's oil and gas depreciation, depletion and amortization did not commence until the second quarter of fiscal 1996.
Although oil and gas revenues have increased slightly for the nine months ended April 30, 1997 as compared to the same period of the prior year, production and revenues for the third quarter of fiscal 1997 are lower than the third quarter of the prior year, due to deferred production, resulting from production facility completions.

       Liquidity and Capital Resources

       Cash flows from operations during the nine months ended April 30, 1997 were less than capital expenditures and dividends paid, resulting in a net decrease of cash and cash equivalents of $14.8 million. Working capital decreased during the nine months ended April 30, 1997 by $9.8 million to $56.8 million. The Company's long-term debt now represents 48.6% of total capitalization as compared to 50.2% at July 31, 1996. At April 30, 1997, the Company had $25 million of borrowing capacity under the Credit Agreement which can be used for short term working capital needs. The Company believes that these sources of funds, together with future cash flows from operations should provide sufficient resources, financial strength and flexibility for the Company to satisfy its liquidity needs, capital requirements, and debt service obligations and to permit the payment of dividends for the foreseeable future.

       Net cash provided by operating activities amounted to $13.6 million in the first nine months of fiscal 1997, as compared to $31.2 million in the same period of the prior year. The primary reason for the decrease in net cash flows from operating activities was changes in working capital accounts.

       Cash flows used for financing activities amounted to $3.0 million in the first nine months of fiscal 1997, as compared to cash flows provided by financing activities of $36.1 million in the same period of the prior year. In the second quarter of fiscal 1996, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million. The next principal payment of $10.8 million on the Company's Senior Notes is due June 1997. The maturity date of the Company's Credit Agreement has been extended to November 1, 1997. The Company is in the process of renewing, and expects to renew, the Credit Agreement beyond that date on terms similar to those presently in effect.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Cash flows used for investing activities were $25.3 million in the first nine months of fiscal 1997, as compared to $10.9 million in the same period of the prior year. The Company has a capital budget totalling $32 million for fiscal 1997. The major components of this budget are $13 million for the construction of a pipeline connection from the Navajo Refinery to an 8" pipeline that has been leased by the Company for products transport (the "Lease Agreement") and related product terminals, $12 million for various refinery improvements and environmental and safety enhancements and $7 million for exploration and production activities. In addition to these projects, the Company is in the process of completing the major items approved in the 1996 capital budget, including a joint venture to ship liquid petroleum gases (LPGs) to Mexico and two projects at the Navajo Refinery which entail upgrades to improve product yields.

       The Lease Agreement is with Mid-America Pipeline Company and involves more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico. The Company is preparing to construct a 60 mile pipeline, from the Navajo Refinery to the leased pipeline, and related terminalling facilities. These facilities will allow the Company to use the pipeline to transport refined products from its Navajo Refinery to markets in Albuquerque and northwest New Mexico. The pipeline and related facilities are expected to be operational near the end of calendar 1997.

       The Company is in a joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases (LPGs) to Mexico, which deliveries began in April 1997. The Company has a 25% interest in the joint venture. For the Company, the project involved the construction of a 12" pipeline from Orla to El Paso, Texas, which replaced a portion of 8" pipeline previously used by Navajo that was transferred to the joint venture. The 12" pipeline was completed in October 1996. The Company's total net cash investment in the projects (in addition to the contribution of a portion of the existing 8" pipeline to the joint venture) was $8 million, of which $7 million was spent in fiscal 1997, including contributions to the joint venture.

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

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       The Company announced in February 1997, the formation of an alliance with FINA, Inc. to create a comprehensive supply network which should provide sufficient gasoline and diesel supply to satisfy the demand growth in the West Texas, New Mexico, and Arizona markets for at least the next five years. When fully operational, the system will have the capacity to provide up to 155,000 barrels of refined products per day to these Southwest markets. The project will utilize existing assets. FINA's bi-directional Amdel Pipeline could be converted, when needed, from crude oil to refined products and transport up to 50,000 barrels per day from FINA's Port Arthur Refinery on the Gulf Coast, while 45,000 barrels per day will be shipped from FINA's Big Spring Refinery. In addition, the Navajo Refinery will continue to provide 60,000 barrels per day of refined products. FINA will construct a 50 mile extension of its Amdel Pipeline from Wink, Texas to the Company's pipeline station at Orla, Texas, where a long-term agreement with FINA will enable FINA to transport up to 20,000 barrels per day on the Company's recently completed 12" pipeline to El Paso. In New Mexico, the completion by the Company of the 8" inch pipeline from the Navajo Refinery to the pipeline recently leased from Mid-America Pipeline Company (the Lease Agreement) will then provide direct service to Albuquerque and northwest New Mexico. The alliance will provide product supply along the full extent of this system, from Bloomfield in northwest New Mexico, east to Duncan, Oklahoma, and south to El Paso. This pipeline system, along with other recently announced El Paso area pipeline expansions, will provide sufficient supply to fully utilize all existing common carrier pipelines which ship product from El Paso to New Mexico, Arizona and Mexico. It is anticipated that this pipeline network should be fully operational by August 1998 at which time the Company will begin to realize certain pipeline and terminalling revenues from Fina.

       The Company believes the scheduled capital projects to upgrade the Navajo Refinery will improve product yields and enhance refining profitability. The UOP Isomerization unit, which will increase the refinery's internal octane generating capabilities and improve light product yields, was completed in February 1997. In addition, the planned state-of-the-art upgrades to the Navajo Refinery's fluid catalytic cracking unit (FCC), which will improve FCC high value product yields, are now expected to be completed by fall 1997. The total estimated cost of these two projects is $15 million, of which $9 million is to be spent in fiscal 1997 and early fiscal 1998.

       Recent Developments That May Affect Future Results

       Ultramar Diamond Shamrock Corporation, an independent refiner and marketer, completed in November 1995 the construction of a 409-mile, ten-inch refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. Ultramar Diamond Shamrock has announced that this pipeline currently has a capacity of 30,000 BPD, and that, with the addition of two pumping stations to be built in the first half of 1997, it will have a 45,000 BPD capacity. Ultramar Diamond Shamrock has stated its intention to use its pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. This pipeline has increased and could further increase the supply of products in the Company's principal markets.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Phillips Petroleum Company recently announced that it plans to construct a new pipeline and modify an existing pipeline to carry petroleum products from its Borger, Texas refinery to markets in El Paso, Texas and Arizona. The project involves reversing and converting an existing eight-inch natural gas liquids pipeline that extends from Borger to Gaines, Texas, constructing a new 220-mile, ten-inch pipeline from Gaines to El Paso and building a new terminal at El Paso. Phillips announced that it expects to complete the project in late 1998. This project could also increase the supply of products in the Company's principal markets.

       Recently there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. While this could increase the competitive pressures on the Company, the specific ramifications of these or other potential consolidations cannot presently be determined. Tosco Corporation has recently purchased from Unocal all of the operating assets of 76 Products Company, Unocal's West Coast refining and marketing division. The total combined sales by the Company to Tosco Corporation and its affiliates now amount to approximately 20%.

       Effective January 1, 1995, certain cities in the United States were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. While none of the Company's principal markets presently requires RFG, Arizona will require RFG by late June 1997, with more stringent fuel specifications to be mandated in 1999. The Company believes it is in position, with the recent completion of its isomerization unit, to be able to meet these specifications, as they are presently formulated. Other requirements of the Clean Air Act, or other presently existing or future environmental regulations, could cause the Company to expend substantial amounts at its refineries. The specifics and extent of these or other regulations and their attendant costs are not presently determinable.

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

                                                       HOLLY CORPORATION
                                               --------------------------------
                                                         (Registrant)



Date:  June 6, 1997                            By /s/ Henry A. Teichholz
       ------------                               -----------------------------
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