Form 10-K405
period 1997-07-31
HOLLY CORP
filed 1997-10-29
CIK 48039

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1997
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM                   TO
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

                                      NONE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On October 10, 1997, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $126,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

     8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on October 10, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's proxy statement for its annual meeting of stockholders in December 1997, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after July 31, 1997, are incorporated by reference in Part III.
================================================================================

                           ANNUAL REPORT ON FORM 10-K
                              OF HOLLY CORPORATION
                        FISCAL YEAR ENDED JULY 31, 1997



FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-K, including without limitation those under "Markets and Competition" under Items 1 and 2 and "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" under Item 7 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, the effectiveness of Company capital investments and marketing strategies, and completion of capital projects associated with the recently announced alliance with FINA, Inc. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

                                     PART I


ITEMS 1 AND 2. BUSINESS AND PROPERTIES

     Holly Corporation, including its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is an independent refiner of petroleum and petroleum derivatives and produces high value light products such as gasoline, diesel fuel and jet fuel for sale primarily in the southwestern United States and northern Mexico. Navajo Refining Company ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD") and can process a variety of high sulphur (sour) crude oils. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a variety of high sulfur crude oils and which primarily serves the State of Montana.

     In addition to its refining operations, the Company also conducts a small-scale oil and gas exploration and production program.

     The Company was incorporated in Delaware in 1947.

     The following table sets forth certain information about the refinery operations of the Company during the last five fiscal years:

                                                                              Years ended July 31,
                                                                 --------------------------------------------------
                                                             1997         1996       1995          1994            1993
                                                           -------      -------    --------       ------          -------
      Refinery production (BPD)(1)...................       68,600       68,400      68,100       64,300(2)        65,300
      Crude charge (BPD) (3).........................       65,625       65,446      65,636       60,911(2)        62,115
      Refinery utilization(4)........................         97.9%        97.7%       98.0%        90.9%(2)         92.7%
      Average per barrel:
        Net sales....................................      $ 28.23      $ 26.04    $  24.02       $22.88          $ 25.43
        Raw material costs(5) .......................        23.24        20.71       19.02        16.99            20.10
                                                           -------      -------    --------       ------          -------
        Gross margin.................................      $  4.99      $  5.33    $   5.00       $ 5.89          $  5.33
                                                           =======      =======    ========       ======          =======

      Product sales (percent of total sales volume)(6):
        Gasolines....................................         54.2%        55.4%       55.5%        54.5%            52.0%
        Diesel fuels.................................         23.1         21.3        20.1         20.1             23.6
        Jet fuels....................................          9.6         10.2        11.3         11.7             10.4
        Asphalt......................................          9.0          8.5         8.4          9.4              9.8
        LPG and other................................          4.1          4.6         4.7          4.3              4.2
                                                           -------      -------    --------       ------          -------

            Total....................................        100.0%       100.0%      100.0%       100.0%           100.0%
                                                           =======      =======    ========       ======          =======

----------

(1) Barrels per calendar day of refined products produced from crude oil and other raw materials.
(2) Refinery production, crude charge and utilization rates were reduced as a result of a scheduled turnaround for major maintenance at the Navajo Refinery.
(3)  Barrels per day of crude oil processed.
(4)  Crude charge divided by crude capacity.
(5)  Includes cost of refined products purchased for resale.
(6) Includes refined products purchased for resale representing 3.1%, 2.4%, 2.3%, 3.9% and 3.2%, respectively, of total sales volume for the periods shown in the table above.


NAVAJO REFINING COMPANY

  FACILITIES

     The Navajo Refinery's crude capacity is 60,000 BPD and it has the ability to process a variety of sour crude oils into high value light products (such as gasoline, diesel fuel and jet fuel).

     For the last three fiscal years, sour crude oils have represented approximately 85% of the crude oils processed by the Navajo Refinery. The Navajo Refinery's processing capabilities enable management to vary its crude supply mix to take advantage of changes in raw material prices and to respond to fluctuations in the availability of crude oil supplies. The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products. For fiscal 1997, gasoline, diesel fuel and jet fuel (including volumes purchased for resale) represented 55.8%, 22.7%, and 9.9%, respectively, of Navajo's sales volume.

     The following table sets forth certain information concerning the operations of Navajo during the last five fiscal years:


                                                                                Years ended July 31,
                                                                  --------------------------------------------------
                                                              1997         1996          1995         1994           1993
                                                            -------      -------       -------     -------         -------
      Refinery production (BPD)(1)...................        62,200       61,800        61,900      57,400(2)       58,600
      Crude charge (BPD) (3).........................        59,530       59,022        59,614      54,089(2)       55,488
      Refinery utilization(4)........................          99.2%        98.4%         99.4%       90.1%(2)        92.5%
      Average per barrel:
        Net sales....................................       $ 28.09      $ 25.91       $ 23.90     $ 22.63         $ 25.39
        Raw material costs(5) .......................         23.36        20.79         19.13       17.20           20.26
                                                            -------      -------       -------     -------         -------
        Gross margins................................       $  4.73      $  5.12       $  4.77     $  5.43         $  5.13
                                                            =======      =======       =======     =======         =======


----------

(1) Barrels per calendar day of refined products produced from crude oil and other raw materials.
(2) Refinery production, crude charge and utilization rates were reduced as a result of a scheduled turnaround for major maintenance.
(3)  Barrels per day of crude oil processed.
(4)  Crude charge divided by crude capacity.
(5)  Includes cost of refined products purchased for resale.

     Navajo's Artesia facility is located on a 300-acre site and has fully integrated crude, fluid catalytic cracking ("FCC"), vacuum distillation, alkylation, hydrodesulfurization, isomerization and reforming units, and approximately 1.5 million barrels of feedstock and product tank storage, as well as other supporting units and office buildings at the site. The Artesia facilities are operated in conjunction with integrated refining facilities located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at Lovington consists of a crude unit and an associated vacuum unit. The Lovington facility processes crude oil into intermediate products, which are transported to Artesia by means of a Company-owned eight-inch pipeline.

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

     Ultramar Diamond Shamrock Corporation, an independent refiner and marketer, operates a 409-mile, 10" refined products pipeline, which was completed in November 1995, from its McKee refinery near Dumas, Texas to El Paso. According to Ultramar Diamond Shamrock, this pipeline had an initial capacity of 27,000 BPD and has a current capacity of 45,000 BPD, and the pipeline is intended to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. This pipeline has increased and could further increase the supply of products in the Company's principal markets.

     Phillips Petroleum Company announced that it plans to construct a new pipeline and modify an existing pipeline to carry petroleum products from its Borger, Texas refinery to markets in El Paso, Texas and Arizona. The project involves reversing and converting an existing 8" natural gas liquids pipeline that extends from Borger to Gaines, Texas, constructing a new 220-mile, 10" pipeline from Gaines to El Paso and building a new terminal at El Paso. Phillips announced that it expects to complete the project in late 1998. This project could also increase the supply of products in the Company's principal markets.

     According to an October 1997 announcement by Longhorn Partners Pipeline, L.P. (a partnership composed of affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Energy Group, The Beacon Group Energy Investment Fund, L.P. and Axis Gas Corporation), Longhorn will begin immediately the construction of a pipeline for the transportation of petroleum products from Gulf Coast refineries to El Paso. According to the announcement, the 18"-20" pipeline from Houston to terminals in Midland and El Paso is scheduled to be fully operational by late 1998 and is designed to have an ultimate capacity of 225,000 BPD. If the project is completed as described in the announcement, the new pipeline will significantly increase the potential supply of products in the Company's current principal markets that are served from El Paso.

     In addition to the projects described above, other projects have been explored from time to time by refiners and other entities, which projects, if consummated, could result in a further increase in the supply of products to some or all of the Company's markets.

     Although not currently a problem, at times in the past the common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets have been operated at or near capacity and have been subject to periods of proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have at times been limited. In particular, the flow of additional products into El Paso for shipments to Arizona, either as a result of the new Ultramar Diamond Shamrock pipeline or otherwise, could result in the reoccurrence of such constraints on deliveries to Arizona. In July 1993, the Company entered into a settlement agreement regarding this Arizona pipeline system. Under the agreement, the occurrence of certain defined events will require increases in the capacity of the pipeline system. It is anticipated that this settlement lessens, at least in the foreseeable future, the likelihood of prolonged constraints on the movement of the Company's products into Arizona. However, no assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the pipelines to Arizona. In case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations at times on the amount of refined products that the Company and other shippers can deliver. As discussed below (see "Capital Improvement Projects"), the Company has recently entered into a Lease Agreement (the "Lease Agreement") with Mid-America Pipeline Company and is currently constructing a new connecting pipeline and related terminalling facilities. When completed, this project will allow the Company to transport products directly to Albuquerque on the leased pipeline, thereby eliminating by the end of the 1998 fiscal year the risk of future pipeline constraints on shipments to Albuquerque. Any future constraints on the Company's ability to transport its refined products could, if sustained, adversely affect the Company's results of operations and financial condition.

     An additional factor that could affect the Company's market, there is excess pipeline capacity from the West Coast into the Company's Arizona markets. To the extent additional West Coast products are available, there can be no assurance that West Coast refiners will not seek to increase shipments of refined products into the Company's markets through existing pipelines, new pipelines or otherwise.

     Recently there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. While these transactions could increase the competitive pressures on the Company, the specific ramifications of these or other potential consolidations cannot presently be determined. In one such transaction, Tosco Corporation recently purchased from Unocal all of the operating assets of 76 Products Company, Unocal's West Coast refining and marketing division. In fiscal 1997, the Company's combined sales to Tosco Corporation and its affiliates amounted to approximately 22% of the Company's total sales.

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

  PRINCIPAL PRODUCTS AND MARKETS

     The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products. Set forth below is certain information regarding the principal products of Navajo during the last five fiscal years:


                                                                   Years ended July 31,
                                ----------------------------------------------------------------------------------------
                                      1997              1996               1995              1994               1993
                                ---------------    --------------    ---------------    --------------    --------------
                                 BPD         %      BPD        %       BPD        %      BPD        %       BPD       %
                                ------      ---    ------     ---    ------      ---    ------     ---    ------     ---
Product sales (percent of
  total sales volumes)(1)
  Gasolines ...............     34,800     55.8%   36,000    56.9%   36,400     57.8%   33,200    56.5%   32,600    53.4%
  Diesel fuels ............     14,200     22.7    13,000    20.6    12,300     19.5    11,600    19.7    14,500    23.7
  Jet fuels ...............      6,200      9.9     6,600    10.4     6,900     11.0     6,500    11.1     5,900     9.7
  Asphalt .................      4,600      7.4     4,700     7.4     4,500      7.1     4,900     8.3     5,500     9.0
  LPG and other ...........      2,600      4.2     3,000     4.7     2,900      4.6     2,600     4.4     2,600     4.2
                                ------     ----    ------    ----    ------     ----    ------    ----    ------    ----
                                62,400      100%   63,300     100%   63,000      100%   58,800     100%   61,100     100%
                                ======     ====    ======    ====    ======     ====    ======    ====    ======    ====


---------

(1) Includes refined products purchased for resale representing 2.3%, 1.8%, 1.9%, 4.0% and 3.2%, respectively, of total sales volume for the periods shown in the table above.

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

     Navajo's principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX (the government-owned energy company of Mexico) and retailers. Navajo's gasoline is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, and Tucson, and in portions of northern Mexico. Diesel fuel is sold to other refiners, wholesalers, independent dealers and railroads. Jet fuel is sold primarily for military use. Military jet fuel is sold to the Defense Fuel Supply Center (the "DFSC") of the Defense Logistics Agency under a series of one-year contracts that can vary significantly from year to year. Navajo sold approximately 6,100 BPD of jet fuel to the DFSC in its 1997 fiscal year and has a contract to supply 7,500 BPD to the DFSC for the year ending September 30, 1998. Asphalt is sold to contractors and government authorities for highway construction and maintenance. Carbon black oil is sold for further processing and LPGs are sold to petrochemical plants and are used as fuel in refinery operations.

     Approximately 10% of the Company's revenues for fiscal 1997 resulted from the sale of military jet fuel to the United States government. Although there can be no assurance that the Company will be awarded such contracts in the future, the Company has had a supply contract with the United States government for each of the last 28 years. Approximately 10% of the Company's revenues for fiscal 1997 resulted from the sale for export of gasoline and diesel fuel to an affiliate of PEMEX. Those sales were made under contracts that expire in the next two years. The loss of the Company's supply contract with the United States government or with PEMEX could have a material adverse effect on the Company's results of operations. In addition to the United States Government and PEMEX, another refiner, Tosco Corporation and its affiliates, which is a purchaser of gasoline and diesel fuel for resale to retail customers, accounted for approximately 22% of the Company's revenues in fiscal 1997. While a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers could have an adverse effect on the Company, the Company believes that the impact of such a loss on the Company's results of operations should be limited because the Company's sales volumes with respect to products whose end-users are retail customers is more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser.

  CAPITAL IMPROVEMENT PROJECTS

     As part of its efforts to improve operating efficiencies, the Company is in the process of enhancing the Navajo Refinery by the recent addition of an isomerization unit and its current upgrading of the FCC unit.

     The isomerization unit, which was completed in February 1997, increases the refinery's internal octane generating capabilities, thereby improving light product yield and increasing the refinery's ability to upgrade additional amounts of lower priced purchased natural gasoline into finished gasoline. The other significant project is a revamp of the refinery's FCC unit. This revamp, which is being implemented during the Navajo Refinery's scheduled turnaround in the first quarter of fiscal 1998, will improve the yield of high value products from the FCC unit by incorporating certain state-of-the-art upgrades. The total estimated costs of these two projects is $15 million, of which $3 million will be spent in early fiscal 1998.

     The Company has entered into an agreement with Mid-America Pipeline Company to lease more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the Leased Pipeline). The Company is in the process of constructing a 12" pipeline, from the Navajo Refinery to the Leased Pipeline, and related terminalling facilities. These facilities will allow the Company to use the Leased Pipeline to transport refined products from the Navajo Refinery to markets in northwest New Mexico. The Leased Pipeline and related facilities are projected to be operational near the end of fiscal 1998. The total estimated cost of this project is $17 million, of which $14 million will be spent in fiscal 1998.

     The Company has a 25% interest in a pipeline joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases to Mexico. Deliveries by the joint venture began in April 1997. For the Company, the project involved the construction of a new 12" pipeline from Orla to El Paso, Texas, which was completed in October 1996 and which replaced a portion of an 8" pipeline previously used by Navajo that was transferred to the joint venture. The Company's total net cash investment in these projects (in addition to the contribution of the existing 8" pipeline to the joint venture) was $8 million, including a cash investment in the joint venture of $4.1 million.

     The additional pipeline capacity resulting from the new pipelines constructed in conjunction with the joint venture and resulting from the Leased Pipeline and related pipeline and terminalling facilities should reduce pipeline operating expenses at current throughputs. In addition, the new pipeline capacity would allow the Company to increase volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and could allow the Company to shift volumes among markets in response to any future increased competition in particular markets.

     The Company announced in February 1997 the formation of an alliance with FINA, Inc. to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in coming years. When fully operational, the system will have the capacity to provide up to 155,000 barrels of refined products per day to these Southwest and other markets. The project will utilize existing assets. FINA's bi-directional Amdel Pipeline could be converted, when needed, from the transportation of crude oil to transport up to 50,000 barrels per day of refined products from FINA's Port Arthur Refinery on the Gulf Coast while 45,000 barrels per day can be shipped from FINA's Big Spring Refinery. In addition, the Navajo Refinery will continue to provide 60,000 barrels per day of refined products. FINA will construct a 50-mile extension of its Amdel Pipeline from Wink, Texas to the Company's pipeline station at Orla, Texas, from which FINA will be able to transport up to 20,000 barrels per day on the Company's recently completed 12" pipeline to El Paso under the terms of a long-term agreement between FINA and the Company. In New Mexico, the completion by the Company of the 12" inch pipeline from the Navajo Refinery to the Leased Pipeline will then provide direct transportation service to Albuquerque and northwest New Mexico. The alliance will provide product supply along the full extent of this system, from Bloomfield in northwest New Mexico, east to Duncan, Oklahoma, and south to El Paso. This pipeline system, along with Ultramar Diamond Shamrock's recently completed El Paso area pipeline expansion should provide sufficient supply to fully utilize all existing common carrier pipelines which transport products from El Paso to New Mexico, Arizona and Mexico. It is anticipated that this pipeline network should be fully operational by August 1998, at which time the Company will begin to realize pipeline and terminalling revenues from FINA under the terms of the agreement.

     In addition to the above-mentioned capital improvement products, the Company's 1998 capital budget calls for approximately $7 million of capital expenditures for various refinery improvements and environmental and safety enhancements for the Navajo Refinery and approximately $10 million of capital expenditures for various pipeline and transportation projects.

  MONTANA REFINING COMPANY

     MRC owns a 7,000 BPD petroleum refinery near Great Falls, Montana, which can process a wide range of crude oils and which serves primarily the State of Montana. For the last three fiscal years, excluding downtime for scheduled maintenance and turnarounds, the Montana Refinery has operated at an average annual crude capacity utilization rate of approximately 94%.

     The following table sets forth certain information regarding the principal products of MRC during the last five years:

                                                                   Years ended July 31,
                              ------------------------------------------------------------------------------------------------
                                     1997                1996                1995               1994                 1993
                              ----------------    ----------------    ----------------    ----------------    ----------------
                               BPD          %      BPD          %      BPD          %      BPD          %      BPD          %
                              -----        ---    -----        ---    -----        ---    -----        ---    -----        ---
Product sales (percent of
  total sales volumes)(1)
  Gasolines .............     2,700       39.1%   2,900       40.3%   2,400       35.3%   2,700       38.6%   2,700       39.1%
  Diesel fuels ..........     1,700       24.6    2,000       27.8    1,700       25.0    1,700       24.3    1,600       23.2
  Jet fuels .............       500        7.3      500        6.9    1,100       16.2    1,100       15.7    1,200       17.4
  Asphalt ...............     1,700       24.6    1,500       20.8    1,300       19.1    1,300       18.6    1,200       17.4
  LPG and other .........       300        4.4      300        4.2      300        4.4      200        2.8      200        2.9
                              -----       ----    -----       ----    -----       ----    -----       ----    -----       ----
                              6,900        100%   7,200        100%   6,800        100%   7,000        100%   6,900        100%
                              =====       ====    =====       ====    =====       ====    =====       ====    =====       ====


--------------
(1) Includes refined products purchased for resale representing 12.2%, 7.5%, 6.5%, 3.4% and 3.2%, respectively, of total sales volume for the periods shown in the table above.

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

NAVAJO WESTERN ASPHALT COMPANY

     Navajo Western Asphalt Company, a wholly-owned subsidiary of the Company, owns and operates an asphalt marketing facility near Phoenix. The Company has recently completed in fiscal 1995 construction of asphalt processing and storage facilities that has allowed it to expand this operation. In addition to marketing asphalt produced at the Navajo Refinery, Navajo Western markets asphalt obtained from third parties.

EXPLORATION AND PRODUCTION

     The Company contracts with an independent oil and gas consulting group to identify oil and gas exploration and production projects for the Company. The scope of this activity is presently modest relative to the Company's refining operations. For fiscal 1998, the Company has budgeted approximately $3 million for capital expenditures related to oil and gas exploration activities.

EMPLOYEES AND LABOR RELATIONS

     The Company has approximately 572 employees. Of its employees, 220 are covered by collective bargaining agreements ("covered employees"). Contracts relating to the covered employees at all facilities were negotiated during 1996 and will expire in 1999. The Company considers its employee relations to be good.

REGULATION

     Refinery operations are subject to federal, state and local laws regulating the discharge of matter into the environment or otherwise relating to the protection of the environment. Over the years, there have been and continue to be ongoing communications, including notices of violations, and discussions about environmental matters between the Company and federal and state authorities, some of which have resulted or will result in changes of operating procedures and in capital expenditures by the Company. Compliance with applicable environmental laws and regulations will continue to have an impact on the Company's operations, results of operations and capital requirements.

     Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix is presently considering implementing even more rigorous fuel specifications. Further, other requirements of the Clean Air Act, or other presently existing or future environmental regulations, could cause the Company to expend substantial amounts at its refineries. The specifics and extent of these or other regulations and their attendant costs are not presently determinable.

     The Company is and has been the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries. The most significant of these is the enforcement action which has been brought by the United States Department of Justice ("DOJ"), on behalf of the EPA, and which is discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 to the Consolidated Financial Statements. In addition to the expenditures that have been and will be incurred in connection with a resolution of this matter, current and future environmental regulations inevitably will require other expenditures, including remediation, at the New Mexico and Montana refineries. The extent of any such expenditures cannot presently be determined.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1997 fiscal year.

Executive Officers of Registrant (per instruction 3 to Item 401(b) of Regulation S-K)

     The executive officers of the Company as of October 21, 1997 are as follows:


                                                                                                    Executive
     Name                           Age                   Position                               Officer Since
     ----                           ---                   --------                               -------------
Lamar Norsworthy                    51              Chairman of the Board                               1971
                                                      and Chief Executive Officer

Matthew P. Clifton                  46              President and Director                              1988

Jack P. Reid                        61              Executive Vice President,                           1976
                                                      Refining and Director

William J. Gray                     56              Senior Vice President,                              1976
                                                      Marketing and Supply
                                                      and Director

David G. Blair                      39              Vice President, Marketing                           1994
                                                      Asphalt and LPG

Christopher L. Cella                40              Vice President, General                             1990
                                                      Counsel and Secretary

Randall R. Howes                    40              Vice President, Engineering                         1997
                                                      and Economics

John A. Knorr                       47              Vice President, Crude Oil                           1988
                                                      Supply and Trading

Virgil R. Langford                  52              Vice President, Refining                            1989

Mike Mirbagheri                     58              Vice President, International                       1982
                                                      Crude Oil and Refined
                                                      Products

Richard J. Neville                  51              Vice President, Finance                             1997

Henry A. Teichholz                  54              Vice President, Treasurer                           1984
                                                      and Controller

James G. Townsend                   42              Vice President, Pipelines and Terminals             1997

Gregory A. White                    40              Vice President, Marketing                           1994
                                                      Light Oils


     In addition to the persons listed above, Kathryn Walker, age 47, was appointed Controller of Navajo Refining Company in August 1993; prior thereto she served from 1985 as Assistant Controller of Navajo.

     All officers of the Company are elected annually to serve until their successors have been elected. Mr. Norsworthy occupied the additional office of President from 1988 to 1995. Mr. Clifton previously served as Senior Vice President from 1991 to 1995. Mr. Cella has occupied the additional office of Secretary since December 1994. Mr. Knorr is also President of one of the partners of MRC and serves as the General Manager of MRC. Messrs. Blair and White were elected to their respective positions in September 1994. Mr. Blair has served as Marketing Manager of Asphalt and LPG of Navajo since 1989 and previously held various marketing and supply positions. Mr. White has served as Marketing Manager of Light Oils of Navajo since 1989 and previously held various marketing and supply positions. Mr. Neville was elected Vice President, Finance in January 1997 and previously was Vice President and Treasurer of Ultramar Corporation (petroleum refining and marketing company) from 1993 to 1996 and Vice President and Treasurer of Lone Star Industries (manufacturer of cement, concrete and aggregate products) from 1986 to 1993. Messrs. Howes and Townsend were elected to their respective positions in September 1997. Mr. Howes has served as Manager of Technical Services of Navajo since 1991 and previously held various engineering, operations and maintenance positions. Mr. Townsend has served as Manager of Transportation of Navajo since 1995 and previously held various transportation/pipeline positions.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:


                                                                                    Total
     Fiscal years ended July 31                High       Low      Dividends        Volume
     --------------------------                ----       ---      ---------        ------
1996
        First Quarter................        $23 3/8     $21 1/2      $.10          820,200
        Second Quarter...............         23 3/8      21 1/4       .10          374,100
        Third Quarter................         27 1/4      21 1/2       .10          655,700
        Fourth Quarter...............         28 1/8      24 1/2       .12          442,600
1997
        First Quarter................        $29 5/8     $24 3/4      $.12          286,700
        Second Quarter...............         28          24           .12          621,500
        Third Quarter................         27 1/4      23 1/8       .12          338,600
        Fourth Quarter...............         27 1/4      24 3/16      .15        1,314,900



     As of July 31, 1997, the Company had approximately 2,000 stockholders of record.

     On September 26, 1997, the Company's Board of Directors declared a regular quarterly dividend in the amount of $.15 per share payable on October 24, 1997. The Company intends to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, financial condition of the Company and other factors. The Senior Notes and credit agreement limit the payment of dividends. See Note 6 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial information for the Company as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Form 10-K.


($ in thousands, except per share amounts)
Years ended July 31,                                         1997           1996            1995             1994          1993
---------------------                                      ---------      ---------      ---------       ---------      ---------
FINANCIAL DATA
  For the year
     Revenues....................................           $721,346       $676,290       $614,830        $552,320       $630,621
     Income before income taxes and
       cumulative effect of
       accounting change.........................           $ 21,819       $ 31,788       $ 20,147        $ 35,002       $ 33,317
     Income tax provision........................              8,732         12,554          7,730          14,285         13,384
                                                           ---------      ---------      ---------       ---------      ---------
     Income before cumulative effect
        of accounting change.....................             13,087         19,234         12,417          20,717         19,933
     Cumulative effect of
        accounting change........................                  -              -          5,703               -           (958)
                                                           ---------      ---------      ---------       ---------      ---------

     Net income..................................           $ 13,087       $ 19,234       $ 18,120        $ 20,717       $ 18,975
                                                           =========      =========      =========       =========      =========

     Income per common share
        Income before cumulative
           effect of accounting
           change................................           $   1.59       $   2.33       $   1.51        $   2.51       $   2.42
        Cumulative effect of
           accounting change.....................                  -              -            .69               -           (.12)
                                                           ---------      ---------      ---------       ---------      ---------

        Net income...............................           $   1.59       $   2.33       $   2.20        $   2.51       $   2.30
                                                           =========      =========      =========       =========      =========

     Cash dividends per common
        share....................................           $    .51       $    .42       $    .40        $    .35       $    .30
     Average number of shares of
        common stock outstanding.................          8,254,000      8,254,000      8,254,000       8,254,000      8,254,000
     Net cash provided by
      operating activities.......................           $  5,457       $ 44,452       $ 34,241        $ 27,684       $ 38,737
  At end of year.................................
     Working capital.............................           $ 45,241       $ 66,649       $ 17,740        $ 18,236       $ 12,145
     Total assets................................           $349,803       $351,271       $287,384        $281,814       $249,807
     Long-term debt (including
        current portion).........................           $ 86,291       $ 97,065       $ 68,840        $ 74,448       $ 80,056
     Stockholders' equity........................           $105,121       $ 96,243       $ 80,043        $ 64,772       $ 46,478


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 Compared To 1996

     For the 1997 fiscal year, net income was $13.1 million as compared to $19.2 million, for fiscal 1996. The decrease in earnings for the fiscal year ended July 31, 1997, was principally due to reductions in refining margins in the fourth quarter of the current fiscal year, as compared to the prior year. The Company's refining margins are greatly influenced by West Coast prices which were low relative to other parts of the country. Since the end of the current fiscal year, refinery margins have improved considerably. Fiscal 1998's first quarter production levels, however, will be impacted by major maintenance (a turnaround) at the Company's Navajo facilities. For the 1997 fiscal year, revenues were higher due principally to overall increases in selling prices from the prior year.

1996 Compared To 1995

     Net income for the 1996 fiscal year was $19.2 million as compared to $18.1 million, which included a gain of $5.7 million for an accounting change, in fiscal 1995.

     The increase in net income for fiscal 1996 (excluding the effect of the change in accounting for turnarounds in the first quarter of the prior year) was principally due to improved refining margins, as compared to the prior year. Refining margins for the 1996 fiscal year as a whole were better than the margins of the prior year since product prices increased at a greater rate than crude oil costs, particularly in the latter part of the fiscal year when refining margins were very strong as refining capacity and gasoline inventories tightened nationally. Adding to the improved results were improvements for fiscal 1996 in the Company's oil and gas business. With two new offshore properties commencing production during the second quarter of fiscal 1996, sufficient revenues were generated to help reduce the operating loss from the oil and gas division by 50% to $1.6 million. The increase in depreciation, depletion and amortization in the 1996 fiscal year related primarily to oil and gas properties. Interest expense, net of interest income, decreased slightly from fiscal 1995 levels, as the additional interest expense due to the new borrowings in November 1995 was more than offset by the increase in interest income due to a higher level of investments. The 10% increase in revenues for the year ended July 31, 1996 is primarily attributable to increases in selling prices as sales volumes of refined products were fundamentally the same in both years. Additionally, oil and gas revenues increased by $4.1 million to $5.4 million in fiscal 1996.

     Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units, which requires the shutdown and restart of all units, and generally are now scheduled at three to four year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the first quarter of fiscal 1995 of $5.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased during the year ended July 31, 1997 by $43.9 million, as cash flows from operations were significantly less than capital expenditures, debt payments and dividends paid. Working capital decreased during fiscal 1997 by $21.4 million to $45.2 million. The Company's long-term debt now represents 45.1% of total capitalization as compared to 50.2% at July 31, 1996. In October 1997, the Company entered into a new credit agreement which can be used for direct borrowings of up to $50 million. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility to enable the Company for the foreseeable future to satisfy its liquidity needs, capital requirements, and debt service obligations while continuing the payment of dividends.

     Net cash provided by operating activities amounted to $5.5 million ($32.2 million before inclusion of items relating to the planned turnaround) in fiscal 1997, compared to $44.5 million in fiscal 1996 and $34.2 million in fiscal 1995. The most important factor causing a reduction for 1997 in cash provided from operations was a $19.6 million increase in inventories, which was part of the preparation for the planned major maintenance turnaround of the Navajo Refinery in the first quarter of fiscal 1998, which amount should substantially reverse in fiscal 1998. In addition, preparations for the turnaround resulted in advance expenditures of $7.1 million in the latter part of fiscal 1997 which also reduced cash provided from operations. The timing of required income tax payments also negatively impacted cash provided from operations, since in fiscal 1997 taxes paid were in excess of the current tax liability, while in fiscal 1996 taxes paid were significantly less than the liability incurred. Additionally, the lower level of net income for fiscal 1997 as compared to fiscal 1996 contributed to the reduced level of cash provided by operations for fiscal 1997. The primary reason for the difference in cash provided from operations in fiscal 1996 as compared to fiscal 1995 was the increase from 1995 to 1996 in cash generated by earnings.

     Cash flows used for financing activities amounted to $15.0 million in fiscal 1997 and $8.9 million in fiscal 1995, as compared to cash flows provided by financing activities of $24.4 million in fiscal 1996. With the Company's then-existing credit agreement (Credit Agreement) scheduled to mature in November 1997, the Company in October 1997 entered into a new three-year credit agreement with a different group of banks, some of which had also been included in the previous Credit Agreement. The new credit agreement provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and

$50 million of which may be used for direct borrowings. The other terms of the new credit agreement are substantially similar to those of the previous Credit Agreement. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. This private placement was intended to enhance the Company's future investment flexibility and financial strength. The company made principal payments of $10.8 million on the Senior Notes in June 1997 and June 1996 and of $5.6 million in June 1995, and a further $10.8 million principal payment on the Senior Notes will be due in June 1998.

     See Note 6 to the Consolidated Financial Statements for a summary of the terms and conditions of the Senior Notes and of the Credit Agreement as in effect for the 1997 fiscal year.

     Cash flows used for investing activities totalled $67.9 million over the last three years, $34.4 million in 1997, $18.3 million in 1996 and $15.2 million in 1995. All of these amounts were expended on capital projects with the exception of $4.1 million invested in fiscal 1997 in the pipeline joint venture described below. The Company has adopted capital budgets totalling $23 million for fiscal 1998. The components of this budget are $8 million for various refinery improvements and environmental and safety enhancements, $12 million for various pipeline and transportation projects and $3 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to complete in the 1998 fiscal year certain major items, totalling $21 million, that were approved in previous capital budgets. These include projects involving upgrades at the Navajo Refinery to improve product yields, certain environmental enhancements, and the construction of a connecting pipeline and related product terminals that will be used in conjunction with the leased pipeline to northwest New Mexico described below.

     The Company believes the scheduled capital projects to upgrade the Navajo Refinery will improve product yields and enhance refining profitability. A major project expected to be operational by the second quarter of fiscal 1998 is the planned state-of-the-art upgrade to the Navajo Refinery's fluid catalytic cracking unit (FCC), which will improve high value product yields. The total estimated remaining cost of this project and of the other refinery enhancements that were included in prior capital budgets is $9 million.

     The Company has entered into an agreement with Mid-America Pipeline Company to lease more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the Leased Pipeline). The Company is in the process of constructing a 12" pipeline, from the Navajo Refinery to the Leased Pipeline, and related terminalling facilities. These facilities will allow the Company to use the Leased Pipeline to transport refined products from the Navajo Refinery to markets in northwest New Mexico. The Leased Pipeline and related facilities are projected to be operational near the end of fiscal 1998. The estimated remaining cost of this project is $14 million, of which $2 million is included in the fiscal 1998 capital budget and the remainder was included in capital budgets for prior years.

     The Company has a 25% interest in a pipeline joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases to Mexico. Deliveries by the joint venture began in April 1997. For the Company, the project involved the construction of a new 12" pipeline from Orla to El Paso, Texas, which was completed in October 1996 and which replaced a portion of an 8" pipeline previously used by Navajo that was transferred to the joint venture. The Company's total net cash investment in these projects (in addition to the contribution of the existing 8" pipeline to the joint venture) was $8 million, including a cash investment in the joint venture of $4.1 million.

     Completion of the current pipeline and terminal to be used in connection with the Leased Pipeline to northwest New Mexico together with recently expanded pipeline capacity to El Paso should reduce the Company's pipeline operating expenses at current throughputs and would give the Company increased flexibility to expand shipments of refined products from the Navajo Refinery to existing and new markets.

     The Company announced in February 1997 the formation of an alliance with FINA, Inc. to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in coming years. When fully operational, the system will have the capacity to provide up to 155,000 barrels of refined products per day to these Southwest and other markets. The project will utilize existing assets. FINA's bi-directional Amdel Pipeline could be converted, when needed, from the transportation of crude oil to transport up to 50,000 barrels per day of refined products from FINA's Port Arthur Refinery on the Gulf Coast while 45,000 barrels per day can be shipped from FINA's Big Spring Refinery. In addition, the Navajo Refinery will continue to provide 60,000 barrels per day of refined products. FINA will construct a 50-mile extension of its Amdel Pipeline from Wink, Texas to the Company's pipeline station at Orla, Texas, from which FINA will be able to transport up to 20,000 barrels per day on the Company's recently completed 12" pipeline to El Paso under the terms of a long-term agreement between FINA and the Company. In New Mexico, the completion by the Company of the 12" inch pipeline from the Navajo Refinery to the Leased Pipeline will then provide direct transportation service to Albuquerque and northwest New Mexico. The alliance will provide product supply along the full extent of this system, from Bloomfield in northwest New Mexico, east to Duncan, Oklahoma, and south to El Paso. This pipeline system, along with Ultramar Diamond Shamrock's recently completed El Paso area pipeline expansion should provide sufficient supply to fully utilize all existing common carrier pipelines which transport products from El Paso to New Mexico, Arizona and Mexico. It is anticipated that this pipeline network should be fully operational by August 1998, at which time the Company will begin to realize pipeline and terminalling revenues from FINA under the terms of the agreement.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's operating results have been, and will continue to be, affected by a wide variety of factors, many of which are beyond the Company's control, that could have adverse effects on profitability during any particular period. Among these factors are the demand for crude oil and refined products, which is largely driven by the conditions of local and worldwide economies as well as by weather patterns and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, also have a significant impact on the Company's activities. Operating results can be affected by these industry factors, by competition in the particular geographic markets that the Company serves and by factors that are specific to the Company, such as the success of particular marketing programs and the efficiency of the Company's refinery operations.

     In addition, the Company's profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may significantly fluctuate from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Company. Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year. In general, prices for refined products are significantly influenced by the price of crude oil. Although an increase or decrease in the price for crude oil generally results in a corresponding increase or decrease in prices for refined products, there is normally a time lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows.

     The Company is dependent on the production and sale of quantities of refined products at margins sufficient to cover operating costs, including any increases in costs resulting from future inflationary pressures. The refining business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals, pipelines and related facilities. Furthermore, future regulatory requirements or competitive pressures could result in additional capital expenditures, which may or may not produce the results intended. Such capital expenditures may require significant financial resources that may be contingent on the Company's continued access to capital markets and commercial bank financing on favorable terms.

     Ultramar Diamond Shamrock Corporation, an independent refiner and marketer, completed in November 1995 the construction of a 409-mile, 10" refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. The reported current capacity of this pipeline is 45,000 BPD. Ultramar Diamond Shamrock has stated its intention to use this pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. This pipeline has increased and could further increase the supply of products in the Company's principal markets.

     Phillips Petroleum Company announced that it plans to construct a new pipeline and modify an existing pipeline to carry petroleum products from its Borger, Texas refinery to markets in El Paso, Texas and Arizona. The project involves reversing and converting an existing 8" natural gas liquids pipeline that extends from Borger to Gaines, Texas, constructing a new 220-mile, 10" pipeline from Gaines to El Paso and building a new terminal at El Paso.

Phillips announced that it expects to complete the project in late 1998. This project could also increase the supply of products in the Company's principal markets.

     According to an October 1997 announcement by Longhorn Partners Pipeline, L.P. (a partnership composed of affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Energy Group, The Beacon Group Energy Investment Fund, L.P. and Axis Gas Corporation), Longhorn will begin immediately the construction of a pipeline for the transportation of petroleum products from Gulf Coast refineries to El Paso. According to the announcement, the 18"-20" pipeline from Houston to terminals in Midland and El Paso is scheduled to be fully operational by late 1998 and is designed to have an ultimate capacity of 225,000 BPD. If the project is completed as described in the announcement, the new pipeline will significantly increase the potential supply of products in the Company's current principal markets that are served from El Paso.

     In addition to the projects described above, other projects have been explored from time to time by refiners and other entities, which projects, if consummated, could result in a further increase in the supply of products to some or all of the Company's markets.

     Recently there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. While these transactions could increase the competitive pressures on the Company, the specific ramifications of these or other potential consolidations cannot presently be determined. In one such transaction, Tosco Corporation recently purchased from Unocal all of the operating assets of 76 Products Company, Unocal's West Coast refining and marketing division. In fiscal 1997, the Company's combined sales to Tosco Corporation and its affiliates amounted to approximately 22% of the Company's total sales.

     At times in the past, the common carrier pipelines used by the Company to serve the Tucson and Phoenix markets have been operated at or near their capacity. In addition, the common carrier pipeline used by the Company to serve the Albuquerque market currently is operating at or near capacity. The addition of the Leased Pipeline to northwest New Mexico and related capital investments by the Company are expected to alleviate by the end of the 1998 fiscal year the pipeline constraint associated with the Albuquerque market. However, there is no assurance that the Company will not experience future constraints on its ability to deliver its products through common carrier pipelines or that any existing constraints will not worsen. In particular, the flow of additional products into El Paso for shipment to Arizona could result in the reoccurrence of such constraints.

     Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix is presently considering implementing even more rigorous fuel specifications. Further, other requirements of the Clean Air Act, or other presently existing or future environmental regulations, could cause the Company to expend substantial amounts at its refineries. The specifics and extent of these or other regulations and their attendant costs are not presently determinable.

     In July 1993, the United States Department of Justice (DOJ) on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act
(RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. In June 1995, Navajo and the DOJ agreed in principle on a settlement that would have resolved this pending litigation. Under this agreement, the Company would close the existing evaporation ponds used in its wastewater treatment system pursuant to a closure plan to be approved by the EPA and the State of New Mexico in accordance with RCRA regulations. The costs of such a closure plan were estimated to be substantially less than $l million. The agreement also contemplates that the Company would utilize an alternative to the existing wastewater treatment system at what was an estimated total cost of approximately $3.5 million (now estimated to be possibly as low as $2.5 million). The costs to implement the alternative treatment system would he capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement would also involve the payment of a civil penalty of less than $2 million. In May 1997, EPA approved the Company's closure plan and recommended that the State of New Mexico likewise approve the plan. Although the DOJ previously represented that New Mexico would follow EPA's lead and approve the closure plan, New Mexico authorities have declined to approve the plan as presently formulated. The State's unanticipated position in this regard has caused a reassessment of the terms of the settlement. The DOJ wants to complete settlement under the terms as agreed, despite the new uncertainty with respect to the closure plan. The Company has been trying to obtain greater clarity as to the State's intentions and the types of burdens that may be entailed in pursuing closure and post-closure care under the State's authority. In light of these developments, the prospects for settlement are uncertain. If settlement is not achieved, the matter may be scheduled for trial in 1998. In the event of litigation, the DOJ may assert civil penalties in excess of the previously agreed amount. Also, the costs of any such alternative closure plan may exceed those of the plan agreed to with the DOJ. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

     The Company is aware of the issues associated with the year 2000 limitations of the programming code of many existing computer systems that may cause computer systems not to recognize and properly handle date-sensitive information. Systems that do not recognize and properly handle such information could generate erroneous data or cause a system to fail. Key financial, informational and operational systems have been identified within the Company and plans are being developed to address any systems modifications required. The financial impact of making the required year 2000 systems changes is not expected to be material to the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Index to Consolidated Financial Statements

                                                                                               Page
                                                                                             Reference
                                                                                             ---------
               Report of Independent Auditors.................................                  26

               Consolidated Balance Sheet at July 31,
                  1997 and 1996................................................                 27

               Consolidated Statement of Income for the
                  years ended July 31, 1997, 1996 and 1995.....................                 28

               Consolidated Statement of Cash Flows for
                  the years ended July 31,
                  1997, 1996 and 1995..........................................                 29

               Consolidated Statement of Stockholders' Equity
                  for the years ended July 31, 1997, 1996
                  and 1995.....................................................                 30

               Notes to Consolidated Financial
                  Statements...................................................                31-45


REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS



The Board of Directors
and Stockholders of Holly Corporation

     We have audited the accompanying consolidated balance sheet of Holly Corporation at July 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at July 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP


Dallas, Texas
September 23, 1997

                               HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET


($ in thousands, except per share amounts)                           July 31,
                                                             ----------------------
                                                               1997          1996
                                                             ---------    ---------
ASSETS
Current assets
   Cash and cash equivalents (Note 6) ....................   $  20,042    $  63,959
   Accounts receivable (Notes 3 and 6) ...................     105,821      104,386
   Inventories (Notes 4 and 6) ...........................      58,273       38,673
   Income taxes receivable ...............................       1,319           --
   Prepayments and other .................................       9,273       10,008
                                                             ---------    ---------
      Total current assets ...............................     194,728      217,026

Properties, plants and equipment, net (Note 5) ...........     143,540      131,444
Investment in joint venture ..............................       5,235          734
Other assets .............................................       6,300        2,067
                                                             ---------    ---------

                                                             $ 349,803    $ 351,271
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable (Note 3) .............................   $ 124,585    $ 122,421
   Accrued liabilities (Note 9 and 11) ...................      13,730       12,453
   Income taxes payable ..................................         397        4,728
   Current maturities of long-term debt (Note 6) .........      10,775       10,775
                                                             ---------    ---------
      Total current liabilities ..........................     149,487      150,377

Deferred income taxes (Note 7) ...........................      19,679       18,361

Long-term debt, less current maturities (Note 6) .........      75,516       86,290

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Notes 6 and 8)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued ......................          --           --
   Common stock, $.01 par value - 20,000,000 shares
     authorized; 8,650,282 shares issued .................          87           87
   Additional capital ....................................       6,132        6,132
   Retained earnings .....................................      99,471       90,593
                                                             ---------    ---------
                                                               105,690       96,812
   Common stock held in treasury, at cost - 396,768 shares        (569)        (569)
                                                             ---------    ---------
         Total stockholders' equity ......................     105,121       96,243
                                                             ---------    ---------

                                                             $ 349,803    $ 351,271
                                                             =========    =========

See accompanying notes.

                               HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME


($ in thousands, except per share amounts)                                               Years Ended July 31,
                                                                              ------------------------------------------
                                                                                 1997              1996           1995
                                                                               --------          --------       --------
REVENUES
   Refined products (Note 12).............................................     $713,614          $670,094       $612,150
   Oil and gas............................................................        5,779             5,365          1,252
   Miscellaneous..........................................................        1,953               831          1,428
                                                                               --------          --------       --------
                                                                                721,346           676,290        614,830

COSTS AND EXPENSES
   Cost of refined products...............................................      656,613           600,478        553,768
   General and administrative.............................................       13,348            14,081         13,864
   Depreciation, depletion and amortization...............................       20,153            19,315         15,796
   Exploration expenses, including dry holes..............................        3,732             4,018          3,923
                                                                               --------          --------       --------
                                                                                693,846           637,892        587,351
                                                                               --------          --------       --------
Income from operations....................................................       27,500            38,398         27,479

OTHER INCOME (EXPENSE)
   Equity in earnings of joint venture....................................          414                 -              -
   Interest income........................................................        3,244             3,024          1,020
   Interest expense (Note 6)..............................................       (9,339)           (9,634)        (8,352)
                                                                               --------          --------       --------
                                                                                 (5,681)           (6,610)        (7,332)
                                                                               --------          --------       --------
Income before income taxes and cumulative effect
 of accounting change.....................................................       21,819            31,788         20,147

Income tax provision (benefit) (Note 7)
   Current................................................................        7,251            13,365          6,042
   Deferred...............................................................        1,481              (811)         1,688
                                                                               --------          --------       --------
                                                                                  8,732            12,554          7,730
                                                                               --------          --------       --------
Income before cumulative effect of accounting
   change.................................................................       13,087            19,234         12,417
Cumulative effect of accounting change
   (Note 2)...............................................................            -                 -          5,703
                                                                               --------          --------       --------

Net income................................................................     $ 13,087          $ 19,234       $ 18,120
                                                                               ========          ========       ========

Income per common share
 Income before cumulative effect of accounting
   change.................................................................     $   1.59          $   2.33       $   1.51
 Cumulative effect of accounting change...................................            -                 -            .69
                                                                               --------          --------       --------

 Net income...............................................................     $   1.59          $   2.33       $   2.20
                                                                               ========          ========       ========

Cash dividends paid per common share......................................     $    .51          $    .42       $    .40
                                                                               ========          ========       ========

Average number of shares of common
   stock outstanding (in thousands).......................................        8,254             8,254          8,254
                                                                               ========          ========       ========

See accompanying notes.

                               HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


($ in thousands)                                                                        Years ended July 31,
                                                                               ------------------------------------
                                                                                 1997          1996          1995
                                                                               --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.............................................................     $ 13,087      $ 19,234      $ 18,120
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization...........................       20,153        19,315        15,796
       Deferred income taxes..............................................        1,481          (811)        1,688
       Equity in earnings of joint venture................................         (414)            -             -
       Dry hole costs and leasehold impairment............................        1,760         1,976           903
       Cumulative effect of accounting change.............................            -             -        (5,703)
       (Increase) decrease in operating assets
         Accounts receivable..............................................       (1,435)      (18,561)        8,455
         Inventories......................................................      (19,600)        3,508         1,814
         Income taxes receivable..........................................       (1,319)        1,540          (843)
         Prepayments and other............................................         (360)          314           829
       Increase (decrease) in operating liabilities
         Accounts payable.................................................        2,164        15,604        (5,267)
         Accrued liabilities..............................................        1,277          (694)        1,298
         Income taxes payable.............................................       (4,331)        4,274          (218)
       Turnaround expenditures............................................       (7,147)       (1,858)       (3,311)
       Other, net.........................................................          141           611           680
                                                                               --------      --------      --------
           Net cash provided by operating activities......................        5,457        44,452        34,241

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable..............................................            -        39,000             -
   Payment of long-term debt..............................................      (10,774)      (10,775)       (5,608)
   Debt issuance costs....................................................            -          (403)            -
   Cash dividends.........................................................       (4,209)       (3,466)       (3,301)
                                                                               --------      --------      --------
           Net cash provided by (used for)
            financing activities..........................................      (14,983)       24,356        (8,909)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment..........................      (30,304)      (18,281)      (15,197)
   Investment in joint venture............................................       (4,087)            -             -
                                                                               --------      --------      --------
           Net cash used for investing activities.........................      (34,391)      (18,281)      (15,197)
                                                                               --------      --------      --------

CASH AND CASH EQUIVALENTS
   Increase (decrease) for the year.......................................      (43,917)       50,527        10,135
   Beginning of year......................................................       63,959        13,432         3,297
                                                                               --------      --------      --------
   End of year............................................................     $ 20,042      $ 63,959      $ 13,432
                                                                               ========      ========      ========


See accompanying notes.

                               HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands)

                                                                                           Amount        Total
                                                                                            due          stock-
                                          Common    Additional   Retained    Treasury       from         holders'
                                          stock      capital     earnings      stock        ESOP         equity
                                        ---------   ---------   ---------    ---------    ---------    ---------
BALANCE AT JULY 31, 1994 ............   $      87   $   6,132   $  59,942    $    (569)   $    (820)   $  64,772

Net income ..........................          --          --      18,120           --           --       18,120
Dividends paid ......................          --          --      (3,301)          --           --       (3,301)
Reduction in amount due from ESOP ...          --          --          --           --          410          410
Tax benefit of dividends paid to ESOP
 on unallocated shares ..............          --          --          42           --           --           42
                                        ---------   ---------   ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1995 ............          87       6,132      74,803         (569)        (410)      80,043

Net income ..........................          --          --      19,234           --           --       19,234
Dividends paid ......................          --          --      (3,466)          --           --       (3,466)
Reduction in amount due from ESOP ...          --          --          --           --          410          410
Tax benefit of dividends paid to ESOP
 on unallocated shares ..............          --          --          22           --           --           22
                                        ---------   ---------   ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1996 ............          87       6,132      90,593         (569)          --       96,243

Net income ..........................          --          --      13,087           --           --       13,087
Dividends paid ......................          --          --      (4,209)          --           --       (4,209)
                                        ---------   ---------   ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1997 ............   $      87   $   6,132   $  99,471    $    (569)   $      --    $ 105,121
                                        =========   =========   =========    =========    =========    =========

See accompanying notes.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its subsidiaries and MRC. All significant intercompany transactions and balances have been eliminated.

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

INVESTMENT IN JOINT VENTURE

     The Company has entered into a joint venture to transport liquid petroleum gas to Mexico. The Company has a 25% interest in the joint venture and accounts for earnings using the equity method. In fiscal 1996, the Company contributed to the joint venture property which had a net book value of $734,000.

REVENUE RECOGNITION

     Sales and related cost of sales are recognized when products are shipped to customers and title passes. Sales are reported exclusive of excise taxes. Intercompany oil and gas sales of $913,000 in 1997, $885,000 in 1996 and $333,000 in 1995 have been eliminated.

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995


OIL AND GAS EXPLORATION AND DEVELOPMENT

     The Company accounts for the acquisition, exploration, development and production costs of its oil and gas activities using the successful efforts method of accounting. Lease acquisition costs are capitalized; undeveloped leases are written down when determined to be impaired and written off upon expiration or surrender. Geological and geophysical costs and delay rentals are expensed as incurred. Exploratory well costs are initially capitalized, but if the effort is unsuccessful, the costs are charged against earnings. Development costs, whether or not successful, are capitalized. Productive properties are stated at the lower of amortized cost or estimated realizable value of underlying proved oil and gas reserves. Depreciation, depletion and amortization of such properties is computed by the unit-of-production method. At July 31, 1997, the Company had not discovered a material amount of proven reserves.

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

DERIVATIVE INSTRUMENTS

     The Company utilizes petroleum commodity future contracts, at times, to minimize a portion of its exposure to the price fluctuations associated with crude oil and refined products. Such contracts are used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to current classifications.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995


ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128, which establishes standards for computing and presenting earnings per share, is effective for interim and annual periods ending after December 15, 1997 and requires restatement of earnings per share data presented in prior periods. Early adoption is not permitted. The adoption of SFAS No. 128 is not expected to have an impact on reported earnings per share.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements will have no effect on the Company's results of operations, financial position, capital resources or liquidity.


2.   ACCOUNTING CHANGE

     Effective August 1, 1994, the Company changed its method of accounting for turnaround costs. Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are now scheduled at three to four year intervals. Previously, the Company estimated the costs of the next scheduled turnaround and ratably accrued the related expenses prior to the actual turnaround. To provide for a better matching of turnaround costs with revenues, the Company changed its accounting method for turnaround costs to one that results in the amortization of costs incurred over the period until the next scheduled turnaround. The cumulative effect of this accounting change through the 1994 fiscal year was an increase in net income in the first quarter of the 1995 fiscal year of $5,703,000 (net of deferred taxes of $3,865,000), or $.69 per common share. Excluding the cumulative effect, the change increased net income for fiscal 1995 by $886,000 or $.11 per common share.

3.   ACCOUNTS RECEIVABLE


($ in thousands)                  1997       1996
                                --------  --------
Product ......................   $45,608   $43,642
Crude oil resales ............    60,213    54,456
Note receivable ..............        --     6,288
                                --------  --------
                                $105,821  $104,386
                                ========  ========


                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995


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

     The majority of the Company's accounts receivable are due from companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition and, in certain circumstances, collateral is required, such as letters of credit or guaranties.

     Credit losses are provided for in the financial statements and consistently have been minimal.

4.   INVENTORIES


($ in thousands)                     1997      1996
                                    -------   -------
Crude oil and refined products...   $49,429   $32,090
Materials and supplies ..........     8,844     6,583
                                    -------   -------

                                    $58,273   $38,673
                                    =======   =======

     The excess of current cost over the LIFO value of inventory was $11,260,000 and $15,509,000 at July 31, 1997 and 1996, respectively.

5.   PROPERTIES, PLANTS AND EQUIPMENT


($ in thousands)                              1997       1996
                                            --------   --------
Properties, plants and equipment, at cost
  Refining and pipeline facilities ......   $254,486   $244,102
  Oil and gas exploration
    and development .....................     23,095     16,450
  Corporate and other ...................      1,126      1,069
                                            --------   --------

                                             278,707    261,621

Accumulated depreciation, depletion and
  amortization ..........................    135,167    130,177
                                            --------   --------

                                            $143,540   $131,444
                                            ========   ========

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995


     Refining and pipeline facilities at July 31, 1997 and 1996 include $12,833,000 and $9,561,000, respectively, of construction in progress which was not being depreciated at those dates, pending completion of the construction projects.

6.   DEBT


($ in thousands)                               1997       1996
                                              -------   -------
Senior Notes
  Series A ................................   $ 5,600   $11,200
  Series B ................................    20,667    25,833
  Series C ................................    39,000    39,000
  Series D ................................    21,000    21,000
Other .....................................        24        32
                                              -------   -------
                                               86,291    97,065
Less current maturities of long-
  term debt ...............................    10,775    10,775
                                              -------   -------

                                              $75,516   $86,290
                                              =======   =======



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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995


CREDIT AGREEMENT

     In May 1997, the Company and certain of its subsidiaries amended its bank Credit Agreement (Credit Agreement) extending the term to November 1997. The Credit Agreement provides a $100 million facility for letters of credit, or for direct borrowings of up to $25 million, with such borrowings being subject to an annual 20-day cleanup period. Interest on borrowings is based upon, at the Company's option, (i) the agent bank's prime rate plus 1/2% per annum; (ii) various Eurodollar related rates; and (iii) various certificate of deposit related rates. A fee of 1% per annum is payable quarterly on the outstanding balance of all letters of credit and a commitment fee of 3/8 of 1% per annum is payable on the unused portion of the facility. The borrowing base for the facility consists of cash, cash equivalents, accounts receivable and inventory, all of which secure the facility. The Credit Agreement imposes certain restrictions, including: (i) a prohibition of other indebtedness in excess of $3 million with exceptions for, among other things, indebtedness under the Company's Senior Notes and certain nonrecourse debt; (ii) maintenance of certain levels of net worth, working capital and interest coverage; (iii) limitations on investments and dividends; and (iv) a prohibition of incursions on controlling ownership, material changes in senior management and business combinations with unaffiliated entities.

     While the Credit Agreement is scheduled to mature in November 1997, the Company is in the process and expects to enter into a new credit agreement with a new group of banks, some of which are included in the current Credit Agreement. It is expected that the new credit agreement will have terms substantially similar to those presently in effect in the Credit Agreement.

     At July 31, 1997, the Company had outstanding letters of credit totalling $20,480,000 and no borrowings. The unused commitment under the Credit Agreement at July 31, 1997 was $79,520,000, of which up to $25,000,000 may be used for additional direct borrowings.

     No borrowings under the Company's Credit Agreement were outstanding during fiscal 1995-1997.

     The Senior Notes and Credit Agreement restrict investments and distributions, including dividends, to an amount in the aggregate not to exceed 75% of cumulative consolidated net income (as defined). Under the most restrictive of these covenants, at July 31, 1997 approximately $30.7 million was available for the payment of dividends.

     Maturities of long-term debt for the next five fiscal years are as follows:
1998 -- $10,775,000; 1999 -- $5,175,000; 2000 -- $13,746,000; 2001 --
$13,738,000 and 2002 - $8,571,000.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995


     The Company made interest payments of $9,209,000 in 1997, $9,409,000 in 1996 and $8,183,000 in 1995.

     Based on the borrowing rates that the Company believes would be available for replacement loans with similar terms and maturities of the debt of the Company now outstanding, the Company estimates fair value of long-term debt including current maturities to be $89.0 million at July 31, 1997.

7.   INCOME TAXES

     The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:


($ in thousands)                         1997       1996        1995
                                       --------   --------    --------
Tax computed at
  statutory rate ...................   $  7,637   $ 11,126    $  7,051
State income taxes, net of federal
  tax benefit ......................      1,064      1,550         982
Other ..............................         31       (122)       (303)
                                       --------   --------    --------
                                       $  8,732   $ 12,554    $  7,730
                                       ========   ========    ========


     Operations of the corporation that was the sole limited partner of MRC prior to the acquisition of such corporation by the Company resulted in unused net operating loss carryforwards of approximately $9,000,000, which are expected to be available to the Company to a limited extent each year through 2006 based on the income of such corporation. As of July 31, 1997, approximately $4,800,000 of these net operating loss carryforwards remain available to offset future income. For financial reporting purposes, the benefit of these net operating loss carryforwards is being offset against contingent future payments of up to $95,000 per year through 2005 relating to the acquisition of such corporation.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company's deferred income tax assets and liabilities as of July 31, 1997 and 1996 are as follows:

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995


  ($ in thousands)
                                                                  1997
                                                                  ----
                                                      Assets   Liabilities    Total
                                                     --------  -----------   --------
Deferred taxes
  Accrued employee benefits ......................   $  1,844    $     --    $  1,844
  Deferred turnaround costs ......................         --        (436)       (436)
  Prepayments and other ..........................      1,373      (1,832)       (459)
                                                     --------    --------    --------
Total current ....................................      3,217      (2,268)        949

  Properties, plants and equipment
   (due primarily to tax in excess
   of book depreciation) .........................         --     (19,569)    (19,569)
  Intangible drilling costs ......................         --      (1,498)     (1,498)
  Nondeductible oil and gas costs ................      2,040          --       2,040
  Deferred turnaround costs ......................         --        (388)       (388)
  Other ..........................................        150        (414)       (264)
                                                     --------    --------    --------
Total noncurrent .................................      2,190     (21,869)    (19,679)
                                                     --------    --------    --------
                                                        5,407     (24,137)    (18,730)

Valuation allowance ..............................         --          --          --
                                                     --------    --------    --------
Total.............................................     $5,407   $(24,137)   $(18,730)
                                                     ========    ========    ========

                                                                  1996
                                                                  ----
                                                      Assets   Liabilities    Total
                                                     --------  -----------   --------
Deferred taxes
  Accrued employee benefits ......................   $  2,084    $     --    $  2,084
  Deferred turnaround costs ......................         --      (1,122)     (1,122)
  Prepayments and other ..........................      1,263      (1,113)        150
                                                     --------    --------    --------
Total current ....................................      3,347      (2,235)      1,112
  Properties, plants and equipment
   (due primarily to tax in excess
   of book depreciation) .........................         --     (18,871)    (18,871)
  Intangible drilling costs ......................         --      (1,031)     (1,031)
  Nondeductible oil and gas costs ................      1,862          --       1,862
  Deferred turnaround costs ......................         --        (362)       (362)
  Other ..........................................        150        (109)         41
                                                     --------    --------    --------
Total noncurrent .................................      2,012     (20,373)    (18,361)
                                                     --------    --------    --------
                                                        5,359     (22,608)    (17,249)

Valuation allowance ..............................         --          --          --
                                                     --------    --------    --------

Total.............................................     $5,359   $(22,608)   $(17,249)
                                                     ========    ========    ========


                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995



     The Company made income tax payments of $9,679,000 in 1997, $7,177,000 in 1996 and $7,144,000 in 1995.

     The Company's federal income tax returns have been examined by the Internal Revenue Service through 1990.

8.   STOCKHOLDERS' EQUITY

     At July 31, 1997 and 1996, 751,500 shares of common stock were reserved for issuance under the Company's stock option plan, of which during fiscal 1997 25,000 stock options were awarded.

9.   PENSION PLANS

RETIREMENT PLAN

     The Company has a non-contributory defined benefit retirement plan that covers substantially all employees. The Company's policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee's years of service and compensation.

     Pension expense includes the following components:



($ in thousands)                            1997        1996       1995
                                           -------    -------    -------
Service cost - benefits earned
  during the year ......................   $ 1,170    $ 1,125    $ 1,131
Interest cost on projected benefit
  obligations ..........................     2,087      1,993      1,830
Actual return on plan assets ...........    (7,950)    (2,710)    (3,421)
Net amortization and deferral ..........     5,358        278      1,296
                                           -------    -------    -------
Pension expense ........................   $   665    $   686    $   836
                                           =======    =======    =======



     The following table sets forth the funded status of the retirement plan and amounts recognized in the consolidated balance sheet:

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995



($ in thousands)                         1997        1996
                                       --------    --------
Plan assets at fair value ..........   $ 35,807    $ 28,958
Actuarial present value of projected
  benefit obligations
   Accumulated benefit obligations
    Vested .........................     19,313      17,733
    Unvested .......................      2,223         365
   Provision for future salary
     increases .....................      7,819       9,861
                                       --------    --------

Projected benefit obligations ......     29,355      27,959
                                       --------    --------

Plan assets greater than projected
  benefit obligations ..............      6,452         999
Unrecognized net gain ..............     (8,225)     (1,930)
Unrecognized prior service
    cost ...........................         --          36
Unrecognized transition net
    asset ..........................       (797)     (1,010)
                                       --------    --------

Accrued pension liability
  recognized in the consolidated
  balance sheet ....................   $ (2,570)   $ (1,905)
                                       ========    ========



     The principal actuarial assumptions were:


                                           1997   1996   1995
                                           ----   ----   ----
     Discount rate ...................     7.5%   7.5%   7.5%
     Rate of future compensation
       increases .....................     5%     5%     5%
     Expected long-term rate of return
       on assets .....................     8.5%   8.5%   8.5%


     Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

     Approximately 64% of plan assets is invested in equity securities and 36% is invested in fixed income securities and other instruments at July 31, 1997.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995


RETIREMENT RESTORATION PLAN

     The Company has adopted a retirement restoration plan that provides for additional payments from the Company so that total retirement plan benefits for executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. The Company accrued in connection with this plan $265,000 in 1997, $252,000 in 1996 and $237,000 in 1995.

10.  LEASE COMMITMENTS

     The Company leases certain facilities and equipment under operating leases, most of which contain renewal options. In addition, the Company has entered into an operating lease which began in fiscal 1997 and involves leasing more than 300 miles of 8" pipeline. The lease has an initial term of ten years with a renewal option for an additional ten years, and provides for future escalation of lease payments. At July 31, 1997, the minimum future rental commitments under operating leases having noncancellable lease terms in excess of one year total in the aggregate $52,780,000, of which the following amounts are payable over the next five years: 1998 -- $4,969,000; 1999 -- $5,151,000; 2000 -- $5,374,000;
2001 -- $5,537,000 and 2002 -- $5,564,000. Rental expense charged to operations was not significant for the periods covered in the accompanying financial statements.

11.  CONTINGENCIES

     In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements.

     In June 1995, Navajo and the DOJ agreed in principle on a settlement that would have resolved this pending litigation. Under this agreement, the Company would close the existing evaporation ponds of its wastewater treatment system pursuant to a closure plan to be approved by the EPA and the State of New Mexico in accordance with RCRA regulations. The costs estimated of such a closure plan would be substantially less than $1 million. The agreement also contemplates that the Company would utilize an alternative to the existing wastewater treatment system at what was an estimated total cost of approximately $3.5 million (now estimated to be possibly as low as $2.5 million). The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement would also involve the payment of a civil penalty of less than $2 million.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995

     In May 1997, EPA approved the Company's closure plan and recommended that the State of New Mexico likewise approve the plan. Although the DOJ previously represented that New Mexico would follow EPA's lead and approve the closure plan, New Mexico authorities have declined to approve the plan as presently formulated. The State's unanticipated position in this regard has caused a reassessment of the terms of settlement. The DOJ wants to complete settlement under the terms as agreed, despite the new uncertainty attendant to the closure plan. The Company has been trying to obtain greater clarity as to the State's intentions and the types of burdens that may be entailed in pursuing closure and post-closure care under the State's authority.

     In light of these developments, the prospects for settlement are uncertain. If settlement is not achieved, the matter may be scheduled for trial in 1998. In the event of litigation, the DOJ may assert civil penalties in excess of the previously agreed amount. Also, the costs of any such alternative closure plan may exceed those of the plan agreed to with the DOJ. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

     The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or results of operations.

12.  SIGNIFICANT CUSTOMERS

     All revenues were domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico. The export sales were to an affiliate of PEMEX (the government-owned energy company of Mexico) and accounted for approximately $71,000,000 (10%) of the Company's revenues for fiscal 1997, $40,000,000 (6%) of revenues for fiscal 1996 and $41,000,000 (7%) of revenues for fiscal 1995. Sales of military jet fuel to the United States Government accounted for approximately $74,000,000 (10%) of the Company's revenues for fiscal 1997, $70,000,000 (10%) of revenues for fiscal 1996 and $74,000,000 (12%)
of revenues for fiscal 1995. In addition to the United States Government and PEMEX, another refiner, which is a purchaser of gasoline and diesel fuel for resale to retail customers, accounted for approximately $156,000,000 (22%) of the Company's revenues for fiscal 1997 and $131,000,000 (19%) of the revenues in fiscal 1996. While a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers could have an adverse effect on the Company, the Company believes that the impact of such a loss on the Company's results of operations should be limited because the Company's sales volume with respect to products whose end- users are retail customers is more dependent on general retail demand in the Company's primary markets than on sales to any specific customer.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995


13.      QUARTERLY INFORMATION (UNAUDITED)

                                                First         Second           Third         Fourth
Financial Data                                 Quarter        Quarter         Quarter        Quarter         Year
                                              ---------      ---------       ---------      ---------      ---------
                                                              ($ in thousands, except per share amounts)
1997
   Revenues ............................      $ 186,946      $ 183,901       $ 180,081      $ 170,418      $ 721,346
   Refining operating margin ...........      $  14,189      $   5,582       $  21,753      $  14,564      $  56,088
   Income (loss) before
      income taxes .....................      $   5,358      $  (2,530)      $  13,122      $   5,869      $  21,819
   Net income (loss) ...................      $   3,208      $  (1,514)      $   7,855      $   3,538      $  13,087
   Income (loss) per
      common share .....................      $     .39      $    (.18)      $     .95      $     .43      $    1.59
   Dividends per common share ..........      $     .12      $     .12       $     .12      $     .15      $     .51
   Average number of shares of
      common stock outstanding
      (in thousands) ...................          8,254          8,254           8,254          8,254          8,254

1996
   Revenues ............................      $ 164,838      $ 151,778       $ 168,472      $ 191,202      $ 676,290
   Refining operating margin ...........      $  19,532      $  10,966       $  14,774      $  23,459      $  68,731
   Income before income taxes ..........      $  10,211      $   2,302       $   5,830      $  13,445      $  31,788
   Net income ..........................      $   6,103      $   1,376       $   3,503      $   8,252      $  19,234
   Income per common share .............      $     .74      $     .17       $     .42      $    1.00      $    2.33
   Dividends per common share ..........      $     .10      $     .10       $     .10      $     .12      $     .42
   Average number of shares of
      common stock outstanding
      (in thousands) ...................          8,254          8,254           8,254          8,254          8,254

                              HOLLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 31, 1997, 1996 and 1995



                                     First      Second      Third       Fourth
Operating Data                      Quarter     Quarter    Quarter      Quarter      Year
                                    -------     -------    -------      -------      ----
                                                      (barrels-per-day)
1997
  Sales of
    refined products .........      70,900      66,800      68,200      71,200      69,300
  Refinery production ........      69,300      68,900      66,900      69,100      68,600

1996
  Sales of
    refined products .........      74,400      67,500      67,000      72,200      70,300
  Refinery production ........      70,400      69,100      65,200      68,800      68,400

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company has had no change in, or disagreement with, its independent certified public accountants on matters involving accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 1997 which will be filed within 120 days of July 31, 1997 (the "Proxy Statement").

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

 (a)  Documents filed as part of this report

      (1) Index to Consolidated Financial Statements
                                                                     Page in
                                                                    Form 10-K
                                                                    ---------

Report of Independent Auditors ..................................      26
Consolidated Balance Sheet at
   July 31, 1997 and 1996 .......................................      27
Consolidated Statement of Income for
  the years ended July 31, 1997,
  1996, and 1995 ................................................      28
Consolidated Statement of Cash Flows
   for the years ended July 31, 1997,
   1996, and 1995 ...............................................      29
Consolidated Statement of Stockholders'
   Equity for the years ended July 31,
   1997, 1996 and 1995 ..........................................      30
Notes to Consolidated Financial
   Statements ...................................................     31-45


      (2) Index to Consolidated Financial Statement Schedules

      All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

      (3) Exhibits

          See Index to Exhibits on pages 50 to 57.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the Company's fourth quarter that ended July 31, 1997.

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


Date:  October 28, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature                              Capacity                         Date
       ---------                              --------                         ----
/s/ Lamar Norsworthy                Chairman of Board of Directors        October 28, 1997
----------------------------        and Chief Executive Officer
Lamar Norsworthy                    of the Company




/s/ Matthew P. Clifton              President and Director                October 28, 1997
----------------------------
Matthew P. Clifton



/s/ Jack P. Reid                    Executive Vice President,             October 28, 1997
----------------------------        Refining and Director
Jack P. Reid



/s/ Henry A. Teichholz              Vice President, Treasurer and         October 28, 1997
----------------------------        Controller (Principal Financial
Henry A. Teichholz                  and Accounting Officer)




       Signature                              Capacity                         Date
       ---------                              --------                         ----
/s/ William J. Gray                 Senior Vice President, Marketing      October 28, 1997
----------------------------        and Supply and Director
William J. Gray


/s/ Marcus R. Hickerson             Director                              October 28, 1997
----------------------------
Marcus R. Hickerson


/s/ A. J. Losee                     Director                              October 28, 1997
----------------------------
A. J. Losee


/s/ Robert G. McKenzie              Director                              October 28, 1997
----------------------------
Robert G. McKenzie


/s/ Thomas K. Matthews, II          Director                              October 28, 1997
----------------------------
Thomas K. Matthews, II

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

Exhibit
Number    Description
-------   -----------
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
          Marketing and Navajo Western Asphalt Company in favor of New York Life Insurance, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Confederation Life Insurance Company, The Penn Insurance and Annuity Company, The Penn Mutual Life Insurance Company, The Manhattan Life Insurance Company, The Union Central Life Insurance Company, Safeco Life Insurance Company, American International Life Assurance Company of New York, Pan-American Life Insurance Company and Jefferson-Pilot Life Insurance Company (incorporated by reference to Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No. 1-3876).

Exhibit
Number    Description
-------   -----------
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

Exhibit
Number    Description
-------   -----------
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

 4.15 - Fourth Amendment to First Amended and Restated Credit Agreement, dated as of May 14, 1997, among Holly Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co., Navajo Holdings, Inc., Lea Refining Company, Navajo Western Asphalt Company, Montana Refining Company, a Partnership and Navajo Crude Oil Marketing Company, NationsBank of Texas, N.A., as Agent, and NationsBank of Texas, N.A., Banque Paribas, The First National Bank of Boston, and The Bank of Nova Scotia.

Exhibit
Number    Description
-------   -----------
 4.16 - Promissory Note of Holly Corporation, dated as of July 23, 1993, to NationsBank of Texas, N.A. with schedule attached thereto of three other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4(f) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

 4.17 - Guaranty, dated as of July 30, 1991, of Navajo Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co., and Midland-Lea, Inc. in favor of NCNB Texas National Bank, Banque Paribas, The First National Bank of Boston, The Bank of Nova Scotia and NCNB Texas National Bank as agent for itself and the other banks (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated July 30, 1991, File No. 1-3876).

 4.18 - First Supplement, executed as of February 20, 1992, to Guaranty, dated as of July 30, 1991, among Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline Co., Lea Refining Company and Navajo Western Asphalt Company in favor of NCNB Texas National Bank, Banque Paribas, The First National Bank of Boston, and The Bank of Nova Scotia and NCNB Texas National Bank as agent for the banks (incorporated by reference to Exhibit 4.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ending January 31, 1992, File No. 1-3876).

 4.19 - Confirmation of Guaranty, executed as of July 23, 1993 by Navajo Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co., Navajo Holdings, Inc., Navajo Western Asphalt Company and Lea Refining Company which confirms the Guaranty (Exhibit 4(i) of this Form 10-K) and First Supplement to the Guaranty (Exhibit 4(j) of this Form 10-K) (incorporated by reference to Exhibit 4(i) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

 4.20  -  Second Supplement to Guaranty, executed as of April 7, 1994, by
          Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline Co., Lea Refining Company, Navajo Western Asphalt Company and Navajo Crude Oil Marketing Company, in favor of NationsBank of Texas, N.A., Banque Paribas, The First National Bank of Boston, The Bank of Nova Scotia, and NationsBank of Texas, N.A., as agent for the banks (incorporated by reference to Exhibit 4(k) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1994, File No. 1-3876).

Exhibit
Number    Description
------    -----------
 4.21 - Security Agreement, dated as of July 30, 1991, among Holly Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo Pipeline Co., Midland-Lea, Inc., Lea Refining Company, Navajo Western Asphalt Company and NCNB Texas National Bank as agent for itself, Banque Paribas, The First National Bank of Boston and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-K dated July 30, 1991, File No. 1-3876).

 4.22 - First Supplement, executed as of February 20, 1992, to the Security Agreement, dated as of July 30, 1991, among Holly Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline Co., Lea Refining Company, Navajo Western Asphalt Company and NCNB Texas National Bank as agent for itself, Banque Paribas, The First National Bank of Boston and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.3 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ending January 31, 1992, File No. 1-3876).

 4.23 - Confirmation of Security Agreement, executed as of July 23, 1993 by Holly Corporation, Navajo Pipeline Co., Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc., Lea Refining Company and Navajo Western Asphalt Company which confirms the Security Agreement (Exhibit 4(m) of this Form 10-K) and First Supplement to the Security Agreement (Exhibit 4(n) of this Form 10-K) (incorporated by reference to Exhibit 4(l) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

 4.24 - Security Agreement, dated as of July 23, 1993, between Montana Refining Company, A Partnership, and NationsBank of Texas, N.A. as agent for itself, Banque Paribas, The First National Bank of Boston and The Bank of Nova Scotia (incorporated by reference to Exhibit 4(m) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

 4.25  -  Second Supplement to Security Agreement, executed as of April 7,
          1994, by and among Holly Corporation, Navajo Refining Company, Holly Petroleum, Inc., Navajo Holdings, Inc., Navajo Pipeline Co., Lea Refining Company, Navajo Western Asphalt Company and Navajo Crude Oil Marketing Company, and NationsBank of Texas, N.A., as agent, Banque Paribas, The First National Bank of Boston and The Bank of Nova Scotia (incorporated by reference to Exhibit 4(p) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1994, File No. 1-3876).

Exhibit
Number    Description
------    -----------
 4.26 - Holly Corporation Stock Option Plan - As adopted at the Annual Meeting of Stockholders of Holly Corporation on December 13, 1990 (incorporated by reference to Exhibit 4(i) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1991, File No. 1-3876).

 4.27 - $100,000,000 Credit and Reimbursement Agreement, dated as of October 14, 1997, among Holly Corporation, Navajo Refining Company, Black Eagle, Inc., Navajo Corp., Navajo Southern, Inc., Navajo Northern, Inc., Lorefco, Inc., Navajo Crude Oil Purchasing, Inc., Navajo Holdings, Inc., Holly Petroleum, Inc., Navajo Pipeline Co., Lea Refining Company, Navajo Western Asphalt Company and Montana Refining Company, A Partnership, as Borrowers and Guarantors, the Banks listed herein, Canadian Imperial Bank of Commerce, as Administrative Agent, CIBC Inc., as Collateral Agent and Morgan Guaranty Trust Company of New York, as Documentation Agent, with schedules and exhibits.

 4.28 - Guaranty, dated as of October 10, 1997, of Navajo Corp., Navajo Southern, Inc., Navajo Crude Oil Purchasing, Inc. and Lorefco, Inc in favor of the Holders to the Note Agreements dated as of June 15, 1991.

 4.29 - Guaranty, dated as of October 10, 1997, of Navajo Corp., Navajo Southern, Inc., Navajo Crude Oil Purchasing, Inc. and Lorefco, Inc in favor of the Holders to the Note Agreements dated as of November 15, 1995.

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

 21    -  Subsidiaries of Registrant

 23    -  Consent of Independent Auditors

Exhibit
Number    Description
------    -----------
 27    -  Financial Data Schedule

 99    -  Copy of civil action against the Company's subsidiary, Navajo
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