Form 10-Q
period 1997-10-31
HOLLY CORP
filed 1997-12-15
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q




(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the quarterly period ended       October 31, 1997
                               ----------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
Commission File Number 1-3876

                               HOLLY CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


           Delaware                                           75-1056913
---------------------------------                   ---------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                    75201-6927
----------------------------------------            ---------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (214) 871-3555

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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on December 5, 1997.

                               HOLLY CORPORATION
                                     INDEX


                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         October 31, 1997 (Unaudited) and July 31, 1997                                            3

      Consolidated Statement of Income (Unaudited) -
         Three Months Ended October 31, 1997 and 1996                                              4

      Consolidated Statement of Cash Flows (Unaudited) -
         Three Months Ended October 31, 1997 and 1996                                              5

      Notes to Consolidated Financial Statements (Unaudited)                                       6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  7

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                     13

   Item 4.  Submission of Matters to a Vote of Security Holders                                   13

   Item 6.  Exhibits and Reports on Form 8-K                                                      13

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands Except Per Share Amounts)

                                                                                           Unaudited
                                                                                           October 31,          July 31,
                                                                                              1997                 1997
                                                                                           ----------           ---------
                                          ASSETS
                                          ------
Current assets
   Cash and cash equivalents                                                                $ 20,976           $ 20,042
   Accounts receivable:  Product                                                              39,067             45,608
                             Crude oil resales                                                82,790             60,213
                                                                                            --------           --------
                                                                                             121,857            105,821
   Inventories:  Crude oil and refined products                                               40,980             49,429
                   Materials and supplies                                                      8,460              8,844
                                                                                            --------           --------
                                                                                              49,440             58,273
   Income taxes receivable                                                                     1,116              1,319

   Prepayments and other                                                                      12,495              9,273
                                                                                            --------           --------
             Total current assets                                                            205,884            194,728
Properties, plants and equipment, at cost                                                    291,009            278,707
Less accumulated depreciation, depletion and amortization                                    139,539            135,167
                                                                                            --------           --------
                                                                                             151,470            143,540
Investment in joint venture                                                                    5,813              5,235
Other assets                                                                                  16,145              6,300
                                                                                            --------           --------
                                                                                            $379,312           $349,803
                                                                                            ========           ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities
   Accounts payable                                                                         $145,524           $124,585
   Accrued liabilities                                                                        15,663             13,730
   Income taxes payable                                                                        1,680                397
   Current maturities of long-term debt                                                       10,775             10,775
                                                                                            --------           --------
             Total current liabilities                                                       173,642            149,487
Deferred income taxes                                                                         21,064             19,679
Long-term debt, less current maturities                                                       75,516             75,516
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value -
      1,000,000 shares authorized; none issued                                                     -                  -
   Common stock, $.01 par value - 20,000,000 shares
      authorized; 8,650,282 shares issued                                                         87                 87
   Additional capital                                                                          6,132              6,132
   Retained earnings                                                                         103,440             99,471
                                                                                            --------           --------
                                                                                             109,659            105,690
   Common stock held in treasury, at cost - 396,768 shares                                      (569)              (569)
                                                                                           ---------           --------
             Total stockholders' equity                                                      109,090            105,121
                                                                                            --------           --------
                                                                                            $379,312           $349,803
                                                                                            ========           ========

See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands Except Per Share Amounts)



                                                                                  Unaudited
                                                                             Three Months Ended
                                                                                  October 31,
                                                                          ---------------------------
                                                                              1997           1996
                                                                           ----------     ----------
Revenues
 Refined products                                                        $ 166,106        $ 185,395
 Oil and gas                                                                 2,629            1,426
  Miscellaneous                                                                187              125
                                                                         ---------        ---------
                                                                           168,922          186,946
Costs and expenses
 Cost of refined products                                                  149,733          170,916
 General and administrative                                                  3,151            3,636
 Depreciation, depletion and amortization                                    5,174            5,100
 Exploration expenses, including dry holes                                     790              623
                                                                         ---------        ---------
                                                                           158,848          180,275
                                                                          --------         --------
Income from operations                                                      10,074            6,671
Other
 Equity in earnings of joint venture                                           351                -
 Interest income                                                               398            1,059
 Interest expense                                                           (2,144)          (2,372)
                                                                         ---------        ---------
                                                                            (1,395)          (1,313)
                                                                         ---------        ---------
Income before income taxes                                                   8,679            5,358
Income tax provision
 Current                                                                     1,708            1,317
 Deferred                                                                    1,764              833
                                                                         ---------        ---------
                                                                             3,472            2,150
                                                                         ---------        ---------

Net income                                                              $    5,207       $    3,208
                                                                        ==========       ==========


Income per common share                                                  $     .63        $     .39

Cash dividends paid per share                                            $     .15        $     .12
Average number of shares of common
 stock outstanding (in thousands)                                            8,254            8,254



See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                         Unaudited
                                                                                     Three Months Ended
                                                                                         October 31,
                                                                                ----------------------------
                                                                                  1997                1996
                                                                                --------            --------
   Cash flows from operating activities
      Net income                                                               $  5,207              $ 3,208
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                               5,174                5,100
           Deferred income taxes                                                  1,764                  833
           Equity in earnings of joint venture                                     (351)                   -
           Dry hole costs and leasehold impairment                                  177                  118
           (Increase) decrease in operating assets
             Accounts receivable                                                (16,036)             (22,819)
             Inventories                                                          8,833               (3,589)
             Income taxes receivable                                                203                    -
             Prepayments and other                                                 (518)                (780)
           Increase (decrease) in operating liabilities
             Accounts payable                                                    20,939               38,997
             Accrued liabilities                                                  1,933                3,570
             Income taxes payable                                                 1,283               (3,350)
           Turnaround expenditures                                              (13,150)              (1,496)
           Other, net                                                                44                   36
                                                                                -------              -------
           Net cash provided by operating activities                             15,502               19,828

   Cash flows from financing activities
      Debt issuance costs                                                          (500)                   -
      Cash dividends                                                             (1,238)                (990)
                                                                                -------              -------
           Net cash used for financing activities                                (1,738)                (990)

   Cash flows from investing activities
      Additions to properties, plants and equipment                             (12,830)              (8,472)
      Investment in joint venture                                                     -               (1,324)
                                                                                -------            ---------
           Net cash used for investing activities                               (12,830)              (9,796)
                                                                                -------              -------

   Cash and cash equivalents
      Increase for the period                                                       934                9,042
      Beginning of year                                                          20,042               63,959
                                                                                -------              -------
      End of period                                                             $20,976              $73,001
                                                                                =======              =======

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                                  $   337              $    13
      Income taxes                                                              $   175              $ 4,282



See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1997), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 31, 1997, the consolidated results of operations for the three months ended October 31, 1997 and 1996, and consolidated cash flows for the three months ended October 31, 1997 and 1996.

       Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997. Certain reclassifications have been made to the prior years' financial statements to conform to current classifications.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first three months of fiscal 1998 are not necessarily indicative of the results to be expected for the full year.

Note B - Accounting Pronouncement

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128, which establishes standards for computing and presenting earnings per share, is effective for interim and annual periods ending after December 15, 1997 and requires restatement of earnings per share data presented in prior periods. Early adoption is not permitted. The Company will adopt SFAS No. 128 in the quarterly period ending January 31, 1998. The adoption of SFAS No. 128 is not expected to have an impact on reported earnings per share.

Note C - Debt

       In October 1997, the Company and its subsidiaries entered into a new three-year credit agreement (Credit Agreement) with a group of banks. The Credit Agreement provides a $100 million facility for letters of credit, or for direct borrowings of up to $50 million. Interest on borrowings is based upon, at the Company's option, (i) the higher of the agent bank's prime rate and the Federal funds rate plus .50%, per annum; or (ii) various Euro-dollar related rates. A fee ranging from 1% to 1.5% per annum is payable on the outstanding balance of all letters of credit and a commitment fee ranging from .20% to .35% per annum is payable on the unused portion of the facility. Such fees are determined based on a quarterly calculation of the ratio of cash flow to debt of the Company. The borrowing base, which secures the facility, consists of accounts receivable and inventory. The Credit Agreement imposes certain requirements, including: (i) a prohibition of other indebtedness in excess of $5 million with exceptions for, among other things,

                               HOLLY CORPORATION




indebtedness under the Company's Senior Notes; (ii) maintenance of certain levels of net worth, working capital and a cash-flow-to-debt ratio; (iii) limitations on investments, capital expenditures and dividends; and (iv) a prohibition of changes in controlling ownership and material changes in senior management.

Note D - Contingencies

     In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act
(RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. In June 1995, Navajo and the DOJ agreed in principle on a settlement that would have resolved this pending litigation. Under this agreement, the Company would close the existing evaporation ponds of its wastewater treatment system pursuant to a closure plan to be approved by the EPA and the State of New Mexico in accordance with RCRA regulations. The estimated costs of such a closure plan would be substantially less than $1 million. The agreement also contemplates that the Company would utilize an alternative to the existing wastewater treatment system at what was an estimated total cost of approximately $3.5 million (now estimated to be possibly as low as $2.5 million). The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement would also involve the payment of a civil penalty of less than $2 million. In May 1997, EPA approved the Company's closure plan and recommended that the State of New Mexico likewise approve the plan. Although the DOJ previously represented that New Mexico would follow EPA's lead and approve the closure plan, New Mexico authorities have declined to approve the plan as presently formulated. In light of these developments, the prospects for settlement are uncertain. If settlement is not achieved, the matter is scheduled for trial in 1998. In the event of litigation, the DOJ is expected to assert civil penalties in excess of the previously agreed amount. Also, the costs of any such alternative closure plan may exceed those of the plan agreed to with the DOJ. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Factors Affecting Forward-Looking Statements

       This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, including without limitation statements in this Item 2 under the headings "Results of Operations" and "Liquidity and Capital Resources," other than statements of historical facts, are forward-

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, the effectiveness of Company capital investments and marketing strategies, and the completion of announced capital projects. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 and in conjunction with the discussion below under the heading "Liquidity and Capital Resources." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

       Results of Operations

       Net income for the first quarter ended October 31, 1997 was $5.2 million as compared to $3.2 million, for the first quarter of the prior year.

       The increase in net income in the first three months of fiscal 1998 was principally due to increased refinery margins, as compared to the same period of the prior year. Refinery margins, particularly for Montana Refining Company, were especially strong in the early portion of the current year's first quarter, but have declined from those levels. Comparing the first quarter of fiscal 1998 with the corresponding quarter of fiscal 1997, crude prices decreased at a greater rate than product prices, resulting in the earnings increase. Somewhat offsetting the earnings increase resulting from the favorable margins was a decrease in refined product sales volumes of 8%, as production was reduced as a result of a planned major maintenance (turnaround) that was conducted in stages at the Navajo Refinery and continued into the early part of the second quarter of fiscal 1998. Revenues decreased in the quarter ended October 31, 1997 from the prior year's comparable period as a result of the reduced volumes, and partially the result of the reduced sales prices.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


       Liquidity and Capital Resources

       Cash and cash equivalents increased during the three months ended October 31, 1997 by $.9 million, as cash flows from operations were slightly greater than capital expenditures, debt issuance costs and dividends paid. Working capital decreased during the first quarter of fiscal 1998 by $13.0 million to $32.2 million. The Company's long-term debt now represents 44.2% of total capitalization as compared to 45.1% at July 31, 1997. In October 1997, the Company entered into a new Credit Agreement which can be used for direct borrowings of up to $50 million. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility to enable the Company for the foreseeable future to satisfy its liquidity needs, capital requirements, and debt service obligations while continuing the payment of dividends.

       Net cash provided by operating activities amounted to $15.5 million in the first three months of fiscal 1998, as compared to $19.8 million in the same period of the prior year. The decrease in net cash provided by operating activities was principally due to expenditures of $13.2 million during the quarter ended October 31, 1997 for the Navajo Refinery turnaround. Such expenditures were partially offset by factors which increased cash generated by operating activities, including the increase in earnings, and changes in working capital accounts including the partial liquidation of the inventory built up in late fiscal 1997 that was part of the preparation for the turnaround.

       Cash flows used for financing activities amounted to $1.7 million in the first three months of fiscal 1998, as compared to $1.0 million in the same period of the prior year. With the Company's then-existing credit agreement scheduled to mature in November 1997, the Company in October 1997 entered into the new three-year Credit Agreement with a different group of banks, some of which had also been included in the previous credit agreement. The new Credit Agreement provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and $50 million of which may be used for direct borrowings. The other terms of the new Credit Agreement are substantially similar to those of the previous credit agreement. See Note C to the Consolidated Financial Statements for a summary of the terms and conditions of the new Credit Agreement. The next principal payment of $10.8 million on the Company's Senior Notes is due in June 1998.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Cash flows used for investing activities were $12.8 million in the first three months of fiscal 1998, as compared to $9.8 million in the same period of the prior year. The Company has adopted capital budgets totalling $23 million for fiscal 1998. The components of this budget are $8 million for various refinery improvements and environmental and safety enhancements, $12 million for various pipeline and transportation projects and $3 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to complete in the 1998 fiscal year certain major items, totalling $21 million, that were approved in previous capital budgets. These include projects involving upgrades at the Navajo Refinery to improve product yields, certain environmental enhancements, and the construction of a connecting pipeline and related product terminals that will be used in conjunction with the leased pipeline to northwest New Mexico described below.

       In addition to the above projects, the Company purchased in November 1997 a hydrotreater unit for $5 million from a closed refinery. This will allow the Company, if market conditions necessitate, the ability of reconstructing the unit at the Navajo Refinery at a substantial savings versus the cost of a new unit. The hydrotreater would enhance product yields and facilitate the Company's ability to meet the present California Air Resources Board (CARB) standards, should such standards be adopted in markets that the Company serves.

       The Company believes the scheduled capital projects to upgrade the Navajo Refinery will improve product yields and enhance refining profitability. In November 1997, the fluid catalytic cracking unit (FCC) upgrade for the Navajo Refinery became operational and this project is expected to improve the high value product yields of the refinery.

       The Company has entered into a agreement with Mid-America Pipeline Company to lease more than 300 miles of 8" pipeline running from Chaves County to San Juan County, New Mexico (the Leased Pipeline). The Company has constructed a 12" pipeline, from the Navajo Refinery to the Leased Pipeline, and is in the process of constructing related terminalling and pumping facilities. These facilities will allow the Company to use the Leased Pipeline to transport refined products from the Navajo Refinery to Albuquerque and to markets in northwest New Mexico. The Leased Pipeline and related facilities are projected to be operational near the end of fiscal 1998.

       Completion of the current pipeline and terminals to be used in connection with the Leased Pipeline to Albuquerque and to northwest New Mexico together with recently expanded pipeline capacity to El Paso should reduce the Company's pipeline operating expenses at current throughputs and would give the Company increased flexibility to expand shipments of refined products from the Navajo Refinery to existing and new markets.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       The Company announced in February 1997 the formation of an alliance with FINA, Inc. (FINA) to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel fuel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in the coming years. FINA is in the process of constructing a 50-mile pipeline which will connect an existing FINA pipeline system to the Company's 12" pipeline extending between Orla, Texas and El Paso, Texas. Once completed, FINA will be able to transport to El Paso gasoline and diesel fuel from its Big Spring, Texas refinery or, if conditions dictate, from its Port Arthur, Texas refinery on the Gulf Coast via FINA's connecting Amdel Pipeline. In New Mexico, the activation of the Company's 12" pipeline from the Navajo Refinery to the Leased Pipeline will provide direct transportation service to Albuquerque and northwest New Mexico positioning the Company and FINA, via exchange, to meet increasing demand in these areas. Pursuant to a long- term agreement, FINA will be permitted to transport up to 20,000 BPD to El Paso on this interconnected system. However, if conditions dictate and if mutually agreed by the Company and FINA, volumes from Big Spring or the Gulf Coast could be substantially increased to utilize more fully this 10"-12" pipeline network in meeting future demand increases in New Mexico, West Texas and Arizona. It is anticipated that this pipeline network should be fully operational by August 1998, at which time the Company will begin to realize pipeline and terminalling revenues from FINA under the terms of the agreement.

       Ultramar Diamond Shamrock Corporation (UDS), an independent refiner and marketer, completed in November 1995 the construction of a 408-mile, 10" refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. UDS has announced that the pipeline currently has a capacity of 45,000 BPD, and that, with the addition of four pump stations to be completed in 1998, it will have a capacity of 60,000 BPD. UDS has stated its intention to use this pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. In November 1997, UDS agreed to sell to Phillips Petroleum Company (Phillips) a 25% initial interest, increasing to 33-1/3% after the pipeline capacity is increased to 60,000 BPD, in the pipeline and a UDS terminal in El Paso. Phillips plans to complete a 35-mile pipeline from its Borger, Texas refinery to the existing line at the UDS McKee refinery.
Phillips stated that this arrangement will replace its previously announced plans to build a pipeline from its Borger, Texas refinery to El Paso and will allow Phillips to supply fuels to El Paso and other markets in the Southwest.

       These pipeline systems have increased, and could further increase, the supply of products in the Company's principal markets.

       In addition, there continue to be reports, in the media and otherwise, concerning other potential pipeline projects that could substantially affect the volume of products in the Company's markets. The effects of such projects on the Company's future results of operations cannot presently be determined.

                               HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       In July 1993, the United States Department of Justice (DOJ) on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. In June 1995, Navajo and the DOJ agreed in principle on a settlement that would have resolved this pending litigation. Under this agreement, the Company would close the existing evaporation ponds used in its wastewater treatment system pursuant to a closure plan to be approved by the EPA and the State of New Mexico in accordance with RCRA regulations. The costs of such a closure plan were estimated to be substantially less than $l million. The agreement also contemplates that the Company would utilize an alternative to the existing wastewater treatment system at what was an estimated total cost of approximately $3.5 million (now estimated to be possibly as low as $2.5 million). The costs to implement the alternative treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement would also involve the payment of a civil penalty of less than $2 million. In May 1997, EPA approved the Company's closure plan and recommended that the State of New Mexico likewise approve the plan. Although the DOJ previously represented that New Mexico would follow EPA's lead and approve the closure plan, New Mexico authorities have declined to approve the plan as presently formulated. In light of these developments, the prospects for settlement are uncertain. If settlement is not achieved, the matter is scheduled for trial in 1998. In the event of litigation, the DOJ is expected to assert civil penalties in excess of the previously agreed amount. Also, the costs of any such alternative closure plan may exceed those of the plan agreed to with the DOJ. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

       This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in
Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

       In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that Navajo, beginning in September 1990 and continuing until the present, had violated and continues to violate RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non- compliance. Substantial negotiations regarding a possible settlement of this matter have taken place but present prospects for settlement are uncertain. If settlement is not achieved, the matter is scheduled for trial in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D to the Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Securities Holders

       At the annual meeting of stockholders on December 11, 1997, all eight of the management's nominees for directors as listed in the proxy statement were elected.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                                    Total Shares Voted          Total Shares Voted
                                           "For"                    "Withheld"
                                    ------------------          ------------------
Matthew P. Clifton                       6,967,731                      10,283
William J. Gray                          6,964,716                      13,298
Marcus R. Hickerson                      6,963,358                      14,656
A.J. Losee                               6,962,344                      15,670
Thomas K. Matthews, II                   6,962,356                      15,658
Robert G. McKenzie                       6,968,904                       9,110
Lamar Norsworthy                         6,967,909                      10,105
Jack P. Reid                             6,964,831                      13,183


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:  See Index to Exhibits on page 15.
       (b)    Reports on Form 8-K:  None.

                                   SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     HOLLY CORPORATION
                                         --------------------------------------
                                        (Registrant)



Date:  December 12, 1997                By /S/Henry A. Teichholz
       -----------------                  -------------------------------------
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