Form 10-Q
period 1998-01-31
HOLLY CORP
filed 1998-03-06
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876

                                HOLLY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     75-1056913
---------------------------------------           -----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    100 Crescent Court, Suite 1600
             Dallas, Texas                                  75201-6927
---------------------------------------           -----------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (214) 871-3555

-------------------------------------------------------------------------------
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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on March 2, 1998.

                                HOLLY CORPORATION
                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         January 31, 1998 (Unaudited) and July 31, 1997                                                3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Six Months Ended January 31, 1998 and 1997                                   4

      Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended January 31, 1998 and 1997                                                    5

      Notes to Consolidated Financial Statements (Unaudited)                                           6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      7

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                         12

   Item 6.  Exhibits and Reports on Form 8-K                                                          12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                 (Dollars in Thousands Except Per Share Amounts)

                                                                      Unaudited
                                                                      January 31,     July 31,
                                                                         1998           1997
                                                                      ---------      ---------

                                     ASSETS
Current assets
  Cash and cash equivalents                                           $   3,177      $  20,042
  Accounts receivable:  Product                                          37,343         45,608
                        Crude oil resales                                47,373         60,213
                                                                      ---------      ---------
                                                                         84,716        105,821

  Inventories:  Crude oil and refined products                           44,514         49,429
                Materials and supplies                                    8,947          8,844
                                                                      ---------      ---------
                                                                         53,461         58,273
  Income taxes receivable                                                 1,819          1,319
  Prepayments and other                                                  13,452          9,273
                                                                      ---------      ---------
        Total current assets                                            156,625        194,728

Properties, plants and equipment, at cost                               300,952        278,707
Less accumulated depreciation, depletion and amortization               143,630        135,167
                                                                      ---------      ---------
                                                                        157,322        143,540

Investment in joint venture                                               6,371          5,235

Other assets                                                             18,641          6,300
                                                                      ---------      ---------
                                                                      $ 338,959      $ 349,803
                                                                      =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                    $  99,366      $ 124,585
  Accrued liabilities                                                    13,841         13,730
  Income taxes payable                                                      285            397
  Current maturities of long-term debt                                   10,775         10,775
  Borrowings under credit agreement                                       9,300           --
                                                                      ---------      ---------
        Total current liabilities                                       133,567        149,487
Deferred income taxes                                                    23,012         19,679
Long-term debt, less current maturities                                  75,508         75,516
Commitments and contingencies
Stockholders' equity
  Preferred stock, $1.00 par value -
     1,000,000 shares authorized; none issued
  Common stock, $.01 par value                                             --             --
  20,000,000 shares
     authorized; 8,650,282 shares issued                                     87             87
  Additional capital                                                      6,132          6,132
  Retained earnings                                                     101,222         99,471
                                                                      ---------      ---------
                                                                        107,441        105,690

  Common stock held in treasury, at cost - 396,768 shares                  (569)          (569)
                                                                      ---------      ---------
        Total stockholders' equity                                      106,872        105,121
                                                                      ---------      ---------
                                                                      $ 338,959      $ 349,803
                                                                      =========      =========

See accompanying notes

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)



                                                                     Unaudited                     Unaudited
                                                                 Three Months Ended            Six Months Ended
                                                                    January 31,                   January 31,
                                                            ------------------------      ------------------------
                                                                1998           1997           1998           1997
                                                            ---------      ---------      ---------      ---------
Revenues
 Refined products                                           $ 134,661      $ 182,004      $ 300,767      $ 367,399
 Oil and gas                                                    1,980          1,621          4,609          3,047
 Miscellaneous                                                    142            276            329            401
                                                            ---------      ---------      ---------      ---------
                                                              136,783        183,901        305,705        370,847
Costs and expenses
 Cost of refined products                                     126,484        176,169        276,217        347,085
 General and administrative                                     3,607          3,309          6,758          6,945
 Depreciation, depletion and amortization                       6,074          4,840         11,248          9,940
 Exploration expenses, including dry holes                        814            602          1,604          1,225
                                                            ---------      ---------      ---------      ---------
                                                              136,979        184,920        295,827        365,195
                                                            ---------      ---------      ---------      ---------
Income (loss) from operations                                    (196)        (1,019)         9,878          5,652
Other
 Equity in earnings of joint venture                              558           --              909           --
 Interest income                                                  122            873            520          1,932
 Interest expense                                              (2,118)        (2,384)        (4,262)        (4,756)
                                                            ---------      ---------      ---------      ---------
                                                               (1,438)        (1,511)        (2,833)        (2,824)
                                                            ---------      ---------      ---------      ---------
Income (loss) before income taxes                              (1,634)        (2,530)         7,045          2,828
Income tax provision (benefit)
 Current                                                       (2,981)        (1,850)        (1,273)          (533)
 Deferred                                                       2,327            834          4,091          1,667
                                                            ---------      ---------      ---------      ---------
                                                                 (654)        (1,016)         2,818          1,134
                                                            ---------      ---------      ---------      ---------

Net income (loss)                                           $    (980)     $  (1,514)     $   4,227      $   1,694
                                                            =========      =========      =========      =========


Income (loss) per common share (basic
 and diluted)                                               $    (.12)     $    (.18)     $     .51      $     .21

Cash dividends paid per share                               $     .15      $     .12      $     .30      $     .24
Average number of shares of common
 stock outstanding (in thousands)                               8,254          8,254          8,254          8,254




See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               Unaudited
                                                                           Six Months Ended
                                                                              January 31,
                                                                      ----------------------
                                                                          1998          1997
                                                                      --------      --------
   Cash flows from operating activities
      Net income                                                      $  4,227      $  1,694
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                     11,248         9,940
           Deferred income taxes                                         4,091         1,667
           Equity in earnings of joint venture                            (909)         --
           Dry hole costs and leasehold impairment                         421           247
           (Increase) decrease in operating assets
             Accounts receivable                                        21,105        (3,691)
             Inventories                                                 4,812       (10,270)
             Income taxes receivable                                      (500)       (4,269)
             Prepayments and other                                        (473)         (360)
           Increase (decrease) in operating liabilities
             Accounts payable                                          (25,219)       20,140
             Accrued liabilities                                           111           528
             Income taxes payable                                         (112)       (4,202)
           Turnaround expenditures                                     (18,685)       (3,076)
           Other, net                                                      112            73
                                                                      --------      --------
           Net cash provided by operating activities                       229         8,421

   Cash flows from financing activities
      Increase in borrowings under credit agreement                      9,300          --
      Payment of long-term debt                                             (8)           (8)
      Debt issuance costs                                                 (547)         --
      Cash dividends                                                    (2,476)       (1,981)
                                                                      --------      --------
           Net cash provided by (used for) financing activities          6,269        (1,989)

   Cash flows from investing activities
      Additions to properties, plants and equipment                    (23,363)      (14,134)
      Investment in joint venture                                         --          (2,542)
                                                                      --------      --------
           Net cash used for investing activities                      (23,363)      (16,676)
                                                                      --------      --------

   Cash and cash equivalents
      Decrease for the period                                          (16,865)      (10,244)
      Beginning of year                                                 20,042        63,959
                                                                      --------      --------
      End of period                                                   $  3,177      $ 53,715
                                                                      ========      ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                        $  4,154      $  4,652
      Income taxes                                                    $    360      $  7,505


See accompanying notes.

                                HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1997), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 1998, the consolidated results of operations for the three months and six months ended January 31, 1998 and 1997, and consolidated cash flows for the six months ended January 31, 1998 and 1997.

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

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 1998 are not necessarily indicative of the results to be expected for the full year.

Note B - Accounting Pronouncement

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128, which establishes standards for computing and presenting earnings per share, is effective for interim and annual periods ending after December 15, 1997 and requires restatement of earnings per share data presented in prior periods. The Company adopted SFAS No. 128 in the quarterly period ending January 31, 1998. The adoption of SFAS No. 128 did not have an impact on reported earnings per share.

Note C - Debt

         In October 1997, the Company and its subsidiaries entered into a new three-year credit agreement (Credit Agreement) with a group of banks. The Credit Agreement provides a $100 million facility for letters of credit, or for direct borrowings of up to $50 million. Interest on borrowings is based upon, at the Company's option, (i) the higher of the agent bank's prime rate and the Federal funds rate plus .50% per annum; or (ii) various Euro-dollar related rates. A fee ranging from 1% to 1.5% per annum is payable on the outstanding balance of all letters of credit and a commitment fee ranging from .20% to .35% per annum is payable on the unused portion of the facility. Such fees are determined based on a quarterly calculation of the ratio of cash flow to debt of the Company. The borrowing base, which secures the facility, consists of accounts receivable and inventory. The Credit Agreement imposes certain requirements, including: (i) a prohibition of other indebtedness in excess of $5 million with exceptions for, among other things,

                                HOLLY CORPORATION


indebtedness under the Company's Senior Notes; (ii) maintenance of certain levels of net worth, working capital and a cash flow-to-debt ratio; (iii) limitations on investments, capital expenditures and dividends; and (iv) a prohibition of changes in controlling ownership and material changes in senior management.

Note D - Contingencies

     In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act
(RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. Navajo and the DOJ have agreed in principle on a settlement that would resolve this pending litigation. Under this agreement, the Company would close the existing evaporation ponds of its wastewater treatment system. The agreement also contemplates that the Company would utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $3 million. The costs to implement an alternative wastewater treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement would also involve the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

        Factors Affecting Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, including without limitation statements in this Item 2 under the headings "Results of Operations" and "Liquidity and Capital Resources," other than statements of historical facts, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, the effectiveness of Company capital investments and marketing strategies, and the completion of announced capital projects. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


forward-looking statements contained in this Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 and in conjunction with the discussion below under the heading "Liquidity and Capital Resources." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

        Results of Operations

        The Company incurred a net loss for the second quarter ended January 31, 1998 of $1.0 million as compared to a net loss of $1.5 million, for the second quarter of the prior year. For the six months ended January 31, 1998, net income was $4.2 million as compared to net income of $1.7 million for the same period of fiscal 1997.

        The decrease in the loss in the second quarter of fiscal 1998 and the increase in net income in the six months ending January 31, 1998 as compared to the prior year were principally due to increased refinery margins over levels for the same periods of the prior year. For both the second quarter and the first six months of fiscal 1998, crude prices decreased at a greater rate than product prices, resulting in the earnings increase. Refinery margins for Montana Refining Company were especially strong throughout the first six months of fiscal 1998. Refinery margins for Navajo Refining Company, although at higher levels than for the the previous year's second quarter, were at depressed levels during portions of the second quarter of fiscal 1998. Somewhat offsetting the increase in earnings resulting from the better margins was an overall decrease in refined product sales volumes of 12% and 10% in the second quarter and the first six months of fiscal 1998 as compared to the same periods of fiscal 1997. These volume decreases, which had a negative impact on earnings in the current year periods, resulted from reductions in production that were required by planned major maintenance (a turnaround) that was conducted in stages at the Navajo Refinery in the first quarter and the early part of the second quarter of fiscal 1998. During this turnaround, the fluid catalytic cracking unit (FCC) upgrade became operational and has substantially improved high value product yields. Additionally impacting earnings in the current year periods was an increase in depreciation, depletion and amortization resulting from the turnaround costs, which began to be amortized after the completion of the turnaround in the second quarter. Revenues decreased in the three and six month periods ended January 31, 1998 from the prior year's comparable periods as a result of the reduced volumes and reduced sales prices.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


        Liquidity and Capital Resources

        Cash and cash equivalents decreased during the six months ended January 31, 1998 by $16.9 million, as cash flows required for capital expenditures and dividends paid were greater than cash flows generated from operations and new borrowings under the Credit Agreement. Working capital decreased during the six months ended January 31, 1998 by $22.2 million to $23.1 million. The Company's long-term debt now represents 44.7% of total capitalization as compared to 45.1% at July 31, 1997. In October 1997, the Company entered into a new Credit Agreement which can be used for direct borrowings of up to $50 million. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility to enable the Company for the foreseeable future to satisfy its liquidity needs, capital requirements, and debt service obligations while continuing the payment of dividends.

        Net cash provided by operating activities amounted to $.2 million in the first six months of fiscal 1998, as compared to $8.4 million in the same period of the prior year. The decrease in net cash provided by operating activities was principally due to expenditures of $18.7 million during the six months ended January 31, 1998 for the Navajo Refinery turnaround. Such expenditures were partially offset by increased cash generated by operating activities, including the increase in earnings for the six months, and changes in working capital accounts.

        Cash flows provided by financing activities amounted to $6.3 million in the first six months of fiscal 1998, as compared to cash flows used for financing activities of $2.0 million in the same period of the prior year. With the Company's then-existing credit agreement scheduled to mature in November 1997, the Company in October 1997 entered into a new three-year Credit Agreement with a different group of banks, some of which had also been included in the previous credit agreement. The new Credit Agreement provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and $50 million of which may be used for direct borrowings. As of January 31, 1998, the Company had direct borrowings outstanding under the Credit Agreement of $9.3 million. The other terms of the new Credit Agreement are substantially similar to those of the previous credit agreement. See Note C to the Consolidated Financial Statements for a summary of the terms and conditions of the new Credit Agreement. The next principal payment of $10.8 million on the Company's Senior Notes is due in June 1998.

        Cash flows used for investing activities were $23.4 million in the first six months of fiscal 1998, as compared to $16.7 million in the same period of the prior year. The Company has adopted capital budgets totalling $23 million for fiscal 1998. The components of this budget are $8 million for various refinery improvements and environmental and safety enhancements, $12 million for various pipeline and transportation projects and $3 million for oil and gas exploration

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


and production activities. In addition to these projects, the Company plans to complete in the 1998 fiscal year certain major capital projects, with expenditures totalling $21 million, that were approved in previous capital budgets. These include projects involving upgrades at the Navajo Refinery to improve product yields, certain environmental enhancements, and the construction of a connecting pipeline and related product terminals that will be used in conjunction with the leased pipeline to northwest New Mexico described below.

        In addition to the above projects, the Company purchased for $5 million in November 1997 a hydrotreater unit from a closed refinery. This purchase will give the Company the ability, if market conditions necessitate, to reconstruct the unit at the Navajo Refinery at a substantial savings as compared to the cost of a new unit. The hydrotreater would enhance product yields and facilitate the Company's ability to meet the present California Air Resources Board (CARB) standards, should such standards be adopted in markets that the Company serves.

        The Company believes the scheduled capital projects to upgrade the Navajo Refinery will improve product yields and enhance refining profitability. In November 1997, the fluid catalytic cracking unit (FCC) upgrade for the Navajo Refinery became operational and has substantially improved the high value product yields.

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


Port Arthur, Texas refinery on the Gulf Coast via FINA's connecting Amdel Pipeline. In New Mexico, the activation of the Company's 12" pipeline from the Navajo Refinery to the Leased Pipeline will provide direct transportation service to Albuquerque and northwest New Mexico, positioning the Company and FINA, via exchange, to meet increasing demand in these areas. Pursuant to a long-term agreement, FINA will have the right to transport up to 20,000 BPD to El Paso on this interconnected system. However, if conditions dictate and if mutually agreed by the Company and FINA, volumes from Big Spring or the Gulf Coast could be substantially increased to utilize more fully this 10"-12" pipeline network in meeting future demand increases in New Mexico, West Texas and Arizona. It is anticipated that this pipeline network should be fully operational by August 1998, at which time the Company will begin to realize pipeline and terminalling revenues from FINA under the terms of the agreement.

        Ultramar Diamond Shamrock Corporation (UDS), an independent refiner and marketer, completed in November 1995 the construction of a 408-mile, 10" refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. UDS has announced that the pipeline currently has a capacity of 45,000 BPD, and that, with the addition of four pump stations to be completed in 1998, it will have a capacity of 60,000 BPD. UDS has stated its intention to use this pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. In November 1997, UDS agreed to sell to Phillips Petroleum Company (Phillips) a 25% initial interest, increasing to a 33-1/3% interest after the pipeline capacity is increased to 60,000 BPD, in the pipeline and a UDS terminal in El Paso. Phillips has announced plans to complete a 35-mile pipeline from its Borger, Texas refinery to the existing line at the UDS McKee refinery. Phillips stated that this arrangement will replace its previously announced plans to build a pipeline from its Borger, Texas refinery to El Paso and will allow Phillips to supply fuels to El Paso and other markets in the Southwest.

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

        In July 1993, the United States Department of Justice (DOJ) on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. Navajo and the DOJ have agreed in principle on a settlement that would resolve this pending litigation. Under this agreement, the Company would close the existing evaporation ponds used in its wastewater treatment system. The agreement also contemplates that the Company would utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $3 million. The costs to implement the alternative treatment system would be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement would also involve the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

        This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

        In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that Navajo, beginning in September 1990 and continuing until the present, had violated and continues to violate RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D to the Consolidated Financial Statements, an agreement in principle has been reached.


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits: See Index to Exhibits on page 14.

        (b)   Reports on Form 8-K:  None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HOLLY CORPORATION
                                      -----------------------------------------
                                      (Registrant)



Date:   March 6, 1998                 By  /s/  HENRY A. TEICHHOLZ
                                        ---------------------------------------
                                        Henry A. Teichholz
                                        Vice President, Treasurer
                                           and Controller
                                        (Duly Authorized Principal
                                         Financial and Accounting
                                         Officer)

                                HOLLY CORPORATION
                                INDEX TO EXHIBITS


                   (Exhibits are numbered to correspond to the
                  exhibit table in Item 601 of Regulation S-K)




    Exhibit
    Number                              Description
    -------                             -----------
      27                -         Financial Data Schedule