Form 10-Q
period 1998-04-30
HOLLY CORP
filed 1998-06-12
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q




(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

For the quarterly period ended       April 30, 1998
                              ---------------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  -----------------

Commission File Number 1-3876
                       ------

                               HOLLY CORPORATION
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                              75-1056913
--------------------------------                             ------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  100 Crescent Court, Suite 1600
         Dallas, Texas                                            75201-6927
--------------------------------                             -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code         (214) 871-3555
                                                   ----------------------------

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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on June 8, 1998.

                               HOLLY CORPORATION
                                     INDEX



                                                                                                   Page No.
                                                                                                   --------

PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         April 30, 1998 (Unaudited) and July 31, 1997                                                  3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 1998 and 1997                                    4

      Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended April 30, 1998 and 1997                                                     5

      Notes to Consolidated Financial Statements (Unaudited)                                           6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                         17

   Item 6.  Exhibits and Reports on Form 8-K                                                          17

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                           Unaudited
                                                                                            April 30,     July 31,
                                                                                              1998         1997
                                                                                           ---------     ---------

                                 ASSETS
Current assets
   Cash and cash equivalents                                                              $   3,596      $  20,042
   Accounts receivable:  Product                                                             34,670         45,608
                         Crude oil resales                                                   35,510         60,213
                                                                                          ---------      ---------
                                                                                             70,180        105,821
   Inventories:  Crude oil and refined products                                              41,316         49,429
                 Materials and supplies                                                      10,274          8,844
                                                                                          ---------      ---------
                                                                                             51,590         58,273
   Income taxes receivable                                                                    1,557          1,319
   Prepayments and other                                                                     15,813          9,273
                                                                                          ---------      ---------
         Total current assets                                                               142,736        194,728
Properties, plants and equipment, at cost                                                   306,599        278,707
Less accumulated depreciation, depletion and amortization                                   148,266        135,167
                                                                                          ---------      ---------
                                                                                            158,333        143,540
Investment in joint venture                                                                   6,819          5,235
Other assets                                                                                 20,785          6,300
                                                                                          ---------      ---------
                                                                                          $ 328,673      $ 349,803
                                                                                          =========      =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                       $  87,410      $ 124,585
   Accrued liabilities                                                                       15,894         13,730
   Income taxes payable                                                                         285            397
   Current maturities of long-term debt                                                      10,775         10,775
   Borrowings under credit agreement                                                          4,800             --
                                                                                          ---------      ---------
         Total current liabilities                                                          119,164        149,487
Deferred income taxes                                                                        24,923         19,679
Long-term debt, less current maturities                                                      75,508         75,516
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued                   --             --
   Common stock, $.01 par value - 20,000,000 shares authorized; 8,650,282 shares issued          87             87
   Additional capital                                                                         6,132          6,132
   Retained earnings                                                                        102,957         99,471
                                                                                          ---------      ---------
                                                                                            109,176        105,690
   Common stock held in treasury, at cost - 396,768 shares                                     (569)          (569)
   Net unrealized gain on securities available for sale                                         471             --
                                                                                          ---------      ---------
           Total stockholders' equity                                                       109,078        105,121
                                                                                          ---------      ---------
                                                                                          $ 328,673      $ 349,803
                                                                                          =========      =========

See accompanying notes

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)



                                                     Unaudited                   Unaudited
                                                 Three Months Ended           Nine Months Ended
                                                     April 30,                   April 30,
                                              -------------------------    ----------------------
                                                 1998           1997         1998          1997
                                              ----------     ----------    ----------   ---------


Revenues
 Refined products                             $ 132,787    $ 178,826       $ 433,554    $ 546,225
 Oil and gas                                      1,213        1,020           5,822        4,067
 Miscellaneous                                      208          235             537          636
                                              ---------    ---------       ---------    ---------
                                                134,208      180,081         439,913      550,928
Costs and expenses
  Cost of refined products                      115,638      156,877         391,855      503,962
  General and administrative                      3,674        3,362          10,432       10,307
  Depreciation, depletion and amortization        6,652        4,595          17,900       14,535
  Exploration expenses, including dry holes         620          689           2,224        1,914
                                              ---------    ---------       ---------    ---------
                                                126,584      165,523         422,411      530,718
                                              ---------    ---------       ---------    ---------
Income from operations                            7,624       14,558          17,502       20,210
Other
  Equity in earnings of joint venture               448          171           1,357          171
  Interest income                                    40          740             560        2,672
  Interest expense                               (2,092)      (2,347)         (6,354)      (7,103)
  Merger related transaction costs                 (770)        --              (770)          --
                                              ---------    ---------       ---------    ---------
                                                 (2,374)      (1,436)         (5,207)      (4,260)
                                              ---------    ---------       ---------    ---------
Income before income taxes                        5,250       13,122          12,295       15,950
Income tax provision (benefit)
  Current                                           300        5,522            (973)       4,989
  Deferred                                        1,977         (255)          6,068        1,412
                                              ---------    ---------       ---------    ---------
                                                  2,277        5,267           5,095        6,401
                                              ---------    ---------       ---------    ---------

Net income                                    $   2,973    $   7,855       $   7,200    $   9,549
                                              =========    =========       =========    =========


Income per common share (basic                $     .36    $     .95       $     .87    $    1.16
  and diluted)

Cash dividends paid per share                 $     .15    $     .12       $     .45    $     .36
Average number of shares of common
  stock outstanding (in thousands)                8,254        8,254           8,254        8,254




See accompanying notes

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                      Unaudited
                                                                  Nine Months Ended
                                                                       April 30,
                                                                 --------------------
                                                                   1998         1997
                                                                 --------    --------
   Cash flows from operating activities
      Net income                                                 $  7,200    $  9,549
      Adjustments to reconcile net income
       to net cash provided by operating activities
          Depreciation, depletion and amortization                 17,900      14,535
          Deferred income taxes                                     6,068       1,412
          Equity in earnings of joint venture                      (1,357)       (171)
          Dry hole costs and leasehold impairment                     707         394
          (Increase) decrease in operating assets
            Accounts receivable                                    35,641      10,295
            Inventories                                             6,683     (12,944)
            Income taxes receivable                                  (238)         --
            Prepayments and other                                  (3,069)       (210)
          Increase (decrease) in operating liabilities
            Accounts payable                                      (37,175)     (4,031)
            Accrued liabilities                                     1,976       2,987
            Income taxes payable                                     (112)     (2,996)
          Turnaround expenditures                                 (18,784)     (5,365)
          Other, net                                                  (23)        110
                                                                 --------    --------
          Net cash provided by operating activities                15,417      13,565
   Cash flows from financing activities
      Increase in borrowings under credit agreement                 4,800          --
      Payment of long-term debt                                        (8)         (8)
      Debt issuance costs                                            (547)         --
      Cash dividends                                               (3,714)     (2,971)
                                                                 --------    --------
          Net cash provided by (used for) financing activities        531      (2,979)
   Cash flows from investing activities
      Additions to properties, plants and equipment               (29,416)    (21,251)
      Investment in equity securities                              (2,978)         --
      Investment in joint venture                                      --      (4,087)
                                                                 --------    --------
          Net cash used for investing activities                  (32,394)    (25,338)
                                                                 --------    --------
   Cash and cash equivalents
      Decrease for the period                                     (16,446)    (14,752)
      Beginning of year                                            20,042      63,959
                                                                 --------    --------
      End of period                                              $  3,596    $ 49,207
                                                                 ========    ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                   $  4,328    $  4,407
      Income taxes                                               $    360    $  7,505



See accompanying notes.

                               HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (Unaudited)


Note A - Presentation of Financial Statements

     In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1997), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 1998, the consolidated results of operations for the three months and nine months ended April 30, 1998 and 1997, and consolidated cash flows for the nine months ended April 30, 1998 and 1997.

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

     References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 1998 are not necessarily indicative of the results to be expected for the full year.

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

                               HOLLY CORPORATION





     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income as required by SFAS No. 128:

                                                         Three Months Ended April 30, 1998
                                             ----------------------------------------------------------
                                                                                                 Per
                                               Income                     Shares                 Share
                                             (Numerator)               (Denominator)             Amount
                                             -----------               -------------             ------
                                                         (in thousands, except per share amounts)

Income per common share - basic
   Net income                                  $2,973                     8,254                  $.36
   Effect of dilutive stock options                                           9
                                               ------                    ------                  ----

Income per common share -
  assuming dilution
   Net income                                  $2,973                     8,263                  $.36
                                               ======                     =====                  ====


                                                          Nine Months Ended April 30, 1998
                                             ----------------------------------------------------------
                                                                                                 Per
                                               Income                     Shares                 Share
                                             (Numerator)               (Denominator)             Amount
                                             -----------               -------------             ------
                                                         (in thousands, except per share amounts)

Income per common share - basic
   Net income                                  $7,200                     8,254                  $.87
   Effect of dilutive stock options                                           3
                                               ------                    ------                  ----

Income per common share -
  assuming dilution
   Net income                                  $7,200                     8,257                  $.87
                                               ======                     =====                  ====


     The dilutive stock options represent options that were awarded during the third quarter of fiscal 1998 for 340,000 shares at an exercise price of $26.75 and options that were awarded during fiscal 1997 for 25,000 shares at an exercise price of $25.50. The dilutive effect of stock options for the three and nine months periods ending April 30, 1997 was not significant.

                               HOLLY CORPORATION





Note C - Debt

     In October 1997, the Company and its subsidiaries entered into a new three-year credit agreement (Credit Agreement) with a group of banks. The Credit Agreement provides a $100 million facility for letters of credit, or for direct borrowings of up to $50 million. Interest on borrowings is based upon, at the Company's option, (i) the higher of the agent bank's prime rate and the Federal funds rate plus .50% per annum; or (ii) various Euro-dollar related rates. A fee ranging from 1% to 1.5% per annum is payable on the outstanding balance of all letters of credit and a commitment fee ranging from .20% to .35% per annum is payable on the unused portion of the facility. Such fees are determined based on a quarterly calculation of the ratio of cash flow to debt of the Company. The borrowing base, which secures the facility, consists of accounts receivable and inventory. The Credit Agreement imposes certain requirements, including: (i) a prohibition of other indebtedness in excess of $5 million with exceptions for, among other things, indebtedness under the Company's Senior Notes; (ii) maintenance of certain levels of net worth, working capital and a cash flow-to-debt ratio; (iii) limitations on investments, capital expenditures and dividends; and (iv) a prohibition of changes in controlling ownership and material changes in senior management.

Note D - Accounting for Investments in Equity Securities

     Investments in equity securities that are classified as available-for-sale are reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of stockholders' equity. After adoption of SFAS No. 130, "Reporting Comprehensive Income," which is not required until after fiscal 1998, such unrealized gains or losses would be included in comprehensive income.

Note E - Contingencies

     In July 1993, the United States Department of Justice (DOJ), on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo Refining Company (Navajo) alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act
(RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. Navajo, the DOJ and the State of New Mexico have agreed to settle this litigation. Under the settlement agreement, the Company will close the existing evaporation ponds of its wastewater treatment system. The agreement also provides that the Company will utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $3 million. The costs to implement the alternative wastewater treatment system will be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement involves the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

                               HOLLY CORPORATION



Note F - Merger

     On April 15, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Giant Industries, Inc. ("Giant"). Pursuant to the Merger Agreement, among other things:

     (i)  Holly will be merged with and into Giant.

     (ii) Based upon the number of shares of Giant Common Stock and Holly Common Stock and the number of Holly stock options and Holly phantom stock rights outstanding as of April 30, 1998, each outstanding share of Holly Common Stock would be converted into the right to receive approximately 1.33 shares of Giant Common Stock plus $2.886 in cash.

     Giant, through its wholly-owned subsidiaries, is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners where these states adjoin. Giant sells petroleum products through company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts and sales and exchanges with major oil companies. Giant owns and operates two refineries with total throughput capacity of 44,600 BPD. The Ciniza refinery is located near Gallup, New Mexico and the Bloomfield refinery is located near Farmington, New Mexico. At April 30, 1998, Giant operated 135 service stations/convenience stores located in New Mexico, Arizona, Colorado and Utah and a Travel Center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. In addition, through its wholly-owned subsidiary Phoenix Fuel Co. Inc., Giant operates an industrial/commercial petroleum fuels and lubricants distribution operation including an unattended fleet fueling, or cardlock, operation. Giant's Common Stock is listed on the New York Stock Exchange.

     The merger has received the approval of both companies' Boards of Directors. Completion of the transaction is subject to receiving necessary government approvals and approvals of the stockholders of both companies. Special meetings of stockholders for both Holly and Giant have been scheduled for June 26, 1998 to vote on the Merger Agreement. If the Merger Agreement is approved by both Holly and Giant stockholders, it is expected that Holly will be merged into Giant as soon as possible after all requirements for the Merger have been satisfied. The Merger, the Merger Agreement and the terms and conditions of the transactions contemplated thereby are more fully described in Amendment No. 1 to Form S-4 Registration Statement as filed with the Securities and Exchange Commission on May 18, 1998 by Giant Industries, Inc.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Factors Affecting Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, including without limitation statements in this Item 2 under the headings "Results of Operations" and "Liquidity and Capital Resources," other than statements of historical facts, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, the effectiveness of Company capital investments and marketing strategies, completion of announced capital projects, and the consummation of the Merger with Giant Industries, Inc. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 and in conjunction with the discussion below under the heading "Liquidity and Capital Resources." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

     Results of Operations

     Net income for the third quarter ended April 30, 1998 was $3.0 million as compared to $7.9 million for the third quarter of the prior year. For the nine months ended April 30, 1998, net income was $7.2 million as compared to $9.5 million for the first nine months in the same period of fiscal 1997.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The decrease in income in the third quarter of fiscal 1998 was principally due to decreased refinery margins, as compared to the same quarter of the prior year. Comparing the current year third quarter with the corresponding quarter of fiscal 1997, product prices decreased at a greater rate than crude prices, resulting in the earnings decrease. For the nine months ending April 30, 1998, overall refinery margins were greater than for the comparable period of fiscal 1997, as crude prices decreased at a greater rate than product prices in fiscal 1998 when the two nine month periods are compared. However, the increase in earnings resulting from improved margins for the first nine months of fiscal 1998 over the first nine months of fiscal 1997 was more than offset for the nine months ended April 30, 1998 by a decrease in refined product sales volumes of 6% and increases in certain expenses as described below. The reduction in sales volumes, which had a negative impact on earnings in the current nine month period, resulted from cutbacks in production associated with planned major maintenance (a turnaround) that was conducted at the Navajo Refinery in the first quarter and the early part of the second quarter of fiscal 1998. During this turnaround, the fluid catalytic cracking unit (FCC) upgrade became operational, and this upgrade has substantially improved high value product yields of this unit since completion of the project. Impacting earnings in the current year periods was an increase in depreciation, depletion and amortization resulting from the amortization of higher turnaround costs, beginning in the second quarter. Additionally affecting earnings for both the third quarter and the first three quarters of the current fiscal year was the inclusion in operating expenses of costs associated with the lease of 300 miles of 8" pipeline, which began in the fourth quarter of fiscal 1997. The Company plans to utilize the pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and to markets in northwest New Mexico starting near the end of 1998. Revenues decreased in the three and nine month periods ended April 30, 1998 from the prior year's comparable periods as a result of reduced sales prices and overall reduced volumes for the nine months.

     Liquidity and Capital Resources

     Cash and cash equivalents decreased during the nine months ended April
30, 1998 by $16.4 million, as cash flows required for capital expenditures and dividends paid were greater than cash flows generated from operations and new borrowings under the credit agreement. Working capital decreased during the nine months ended April 30, 1998 by $21.7 million to $23.6 million. The Company's long-term debt now represents 44.2% of total capitalization as compared to 45.1% at July 31, 1997. In October 1997, the Company entered into a new Credit Agreement which can be used for direct borrowings of up to $50 million. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility to enable the Company for the foreseeable future to satisfy its liquidity needs, capital requirements, and debt service obligations while continuing the payment of dividends.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Net cash provided by operating activities amounted to $15.4 million in the first nine months of fiscal 1998, as compared to $13.6 million in the same period of the prior year. The relatively small net increase in cash provided by operating activities was principally due to offsetting items relating to the Navajo Refinery turnaround during the first quarter and early part of the second quarter of fiscal 1998. A factor causing an increase in cash provided from operations in the current year, as compared to the same period in fiscal 1997, was the decrease in inventory of $6.7 during the nine months ended April 30, 1998 as compared to an increase in inventory of $12.9 million in the prior year's nine month period. The increase in inventory in fiscal 1997 was part of the preparation for the turnaround, while the current year decrease was a planned liquidation of inventory primarily during the turnaround. Offsetting this positive effect on cash provided by operations resulting from inventory changes were expenditures of $18.8 incurred during the current year for the turnaround, as compared to advance expenditures of $5.4 in preparation for the turnaround during the nine months ended April 30, 1997.

     Cash flows provided by financing activities amounted to $.5 million in the first nine months of fiscal 1998, as compared to cash flows used for financing activities of $3.0 million in the same period of the prior year. With the Company's then-existing credit agreement scheduled to mature in November 1997, the Company in October 1997 entered into a new three-year Credit Agreement with a different group of banks, some of which had also been included in the previous credit agreement. The new Credit Agreement provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and $50 million of which may be used for direct borrowings. As of April 30, 1998, the Company had direct borrowings outstanding under the Credit Agreement of $4.8 million. The other terms of the new Credit Agreement are substantially similar to those of the previous credit agreement. See Note C to the Consolidated Financial Statements for a summary of the terms and conditions of the new Credit Agreement. The next principal payment of $10.8 million on the Company's Senior Notes is due in June 1998.

     Cash flows used for investing activities were $32.4 million in the first nine months of fiscal 1998, as compared to $25.3 million in the same period of the prior year. The Company has a capital budget totalling $23 million for fiscal 1998. The components of this budget are $8 million for various refinery improvements and environmental and safety enhancements, $12 million for various pipeline and transportation projects and $3 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to complete in the 1998 fiscal year certain major capital projects, with expenditures totalling $21 million, that were approved in previous capital budgets. These include projects involving upgrades at the Navajo Refinery to improve product yields, certain environmental enhancements, and the construction of a connecting pipeline and related product terminals that will be used in conjunction with the leased pipeline to northwest New Mexico described below. An additional investing activity in the quarter ended April 30, 1998 was an investment of $3.0 million in shares of common stock of a publicly traded company.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The Company believes the scheduled capital projects to upgrade the Navajo Refinery will improve product yields and enhance refining profitability. In November 1997, the fluid catalytic cracking unit (FCC) upgrade for the Navajo Refinery became operational and has substantially improved high value product yields.

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

     The Company has entered into an agreement with Mid-America Pipeline Company to lease more than 300 miles of 8" pipeline running from Chaves County to San Juan County, New Mexico (the Leased Pipeline). The Company has constructed a 12" pipeline, from the Navajo Refinery to the Leased Pipeline, and is in the process of constructing related terminalling and pumping facilities. These facilities will allow the Company to use the Leased Pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and to markets in northwest
New Mexico. The Leased Pipeline and related facilities are projected to be operational near the end of 1998.

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

     In April 1998, the Company agreed to purchase a 400-mile West Texas crude gathering system from Fina Pipe Line Co. and Fin-Tex Pipe Line Co. for $12 million. In addition, the Company may pay up to $0.3 million per year for a five-year period, subject to contingencies, in connection with the purchase. The principal business of the gathering system is transporting locally produced sweet and sour crude oil to local trading hubs. The purchase is expected to close in the summer of 1998, subject to customary pre-closing conditions, reviews, and due diligence procedures.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company announced in February 1997 the formation of an alliance with FINA, Inc. (FINA) to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel fuel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in the coming years. FINA is in the process of constructing a 50-mile pipeline which will connect an existing FINA pipeline system to the Company's 12" pipeline extending between Orla, Texas and El Paso, Texas. Once completed, FINA will be able to transport to El Paso gasoline and diesel fuel from its Big Spring, Texas refinery or, if conditions dictate, from its Port Arthur, Texas refinery on the Gulf Coast via FINA's connecting Amdel Pipeline. In New Mexico, the activation of the Company's 12" pipeline from the Navajo Refinery to the Leased Pipeline will provide direct transportation service to Albuquerque and northwest New Mexico, positioning the Company and FINA, via exchange, to meet increasing demand in these areas. Pursuant to a long-term agreement, FINA will have the right to transport up to 20,000 BPD to El Paso on this interconnected system. However, if conditions dictate and if mutually agreed by the Company and FINA, volumes from Big Spring or the Gulf Coast could be substantially increased to utilize more fully this 10"-12" pipeline network in meeting future demand increases in New Mexico, West Texas and Arizona. It is anticipated that the Company will begin to realize pipeline and terminalling revenues from FINA by August 1998.

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

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     In July 1993, the United States Department of Justice (DOJ) on behalf of the United States Environmental Protection Agency (EPA), filed a suit against the Company's subsidiary, Navajo alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act (RCRA) and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. Navajo, the DOJ and the State of New Mexico have agreed to settle this litigation. Under the settlement agreement, the Company will close the existing evaporation ponds used in its wastewater treatment system. The agreement also provides that the Company will utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $3 million. The costs to implement the alternative treatment system will be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement involves the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

      This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in
Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.


Merger Agreement

     On April 15, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Giant Industries, Inc. ("Giant"). Pursuant to the Merger Agreement, among other things:

     (i)  Holly will be merged with and into Giant.

     (ii) Based upon the number of shares of Giant Common Stock and Holly Common Stock and the number of Holly stock options and Holly phantom stock rights outstanding as of April 30, 1998, each outstanding share of Holly Common Stock would be converted into the right to receive approximately 1.33 shares of Giant Common Stock plus $2.886 in cash.

                               HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Giant, through its wholly-owned subsidiaries, is engaged in the refining and marketing of petroleum products in New Mexico, Arizona, Colorado and Utah, with a concentration in the Four Corners where these states adjoin. Giant sells petroleum products through company-operated retail facilities, independent wholesalers and retailers, industrial/commercial accounts and sales and exchanges with major oil companies. Giant owns and operates two refineries with total throughput capacity of 44,600 BPD. The Ciniza refinery is located near Gallup, New Mexico and the Bloomfield refinery is located near Farmington, New Mexico. At April 30, 1998, Giant operated 135 service stations/convenience stores located in New Mexico, Arizona, Colorado and Utah and a Travel Center located on I-40 adjacent to the Ciniza refinery near Gallup, New Mexico. In addition, through its wholly-owned subsidiary Phoenix Fuel Co. Inc., Giant operates an industrial/commercial petroleum fuels and lubricants distribution operation including an unattended fleet fueling, or cardlock, operation. Giant's Common Stock is listed on the New York Stock Exchange.

     The merger has received the approval of both companies' Boards of Directors. Completion of the transaction is subject to receiving necessary government approvals and approvals of the stockholders of both companies. Special meetings of stockholders for both Holly and Giant have been scheduled for June 26, 1998 to vote on the Merger Agreement. If the Merger Agreement is approved by both Holly and Giant stockholders, it is expected that Holly will be merged into Giant as soon as possible after all requirements for the Merger have been satisfied. The Merger, the Merger Agreement and the terms and conditions of the transactions contemplated thereby are more fully described in Amendment No. 1 to Form S-4 Registration Statement as filed with the Securities and Exchange Commission on May 18, 1998 by Giant Industries, Inc.

                               HOLLY CORPORATION





                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that Navajo, beginning in September 1990 and continuing until the present, had violated and continues to violate RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note E to the Consolidated Financial Statements, an agreement has been reached for settlement of this case.


Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits: See Index to Exhibits on page 19.

     (b) Reports on Form 8-K: Report on Form 8-K for the date April 14, 1998, with respect to the approval by the Company's Board of Directors of an Agreement and Plan of Merger whereby the Company would be merged with and into Giant Industries, Inc.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        HOLLY CORPORATION
                                                   -----------------------------
                                                   (Registrant)
 Date:   June 12, 1998
         -------------                              By  /s/ Henry A. Teichholz
                                                       -------------------------
                                                      Henry A. Teichholz
                                                      Vice President, Treasurer
                                                       and Controller
                                                      (Duly Authorized Principal
                                                      Financial and Accounting
                                                      Officer)

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