Form 10-K405
period 1998-07-31
HOLLY CORP
filed 1998-10-28
CIK 48039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1998
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM                   TO
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

                                      NONE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On October 19, 1998, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was $70,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

     8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on October 19, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's proxy statement for its annual meeting of stockholders in December 1998, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after July 31, 1998, are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


              Item                                                                                    Page
                                                          PART I
             1 & 2.    Business and Properties.....................................................       3
               3.      Legal proceedings...........................................................      14
               4.      Submission of matters to a vote of security stockholders....................      15

                                                          PART II

               5.      Market for Registrant's common equity and related
                          stockholder matters......................................................      18
               6.      Selected financial data.....................................................      19
               7.      Management's discussion and analysis of financial condition
                          and results of operations................................................      20
               7a.     Quantitative and qualitative disclosures about market risk..................      30
               8.      Financial statements and supplementary data.................................      31
               9.      Changes in and disagreements with accountants on accounting
                          and financial disclosure.................................................      56

                                                          PART III

               10.     Directors and executive officers of the Registrant..........................      56
               11.     Executive compensation......................................................      56
               12.     Security ownership of certain beneficial owners
                          and management...........................................................      56
               13.     Certain relationships and related transactions..............................      56

                                                          PART IV

               14.     Exhibits, financial statement schedules and reports on
                         Form 8-K..................................................................      57

         Signatures................................................................................      58
         Index to exhibits.........................................................................      60


         This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 20.

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

        Holly Corporation, including its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is an independent refiner of petroleum and petroleum derivatives and produces high value light products such as gasoline, diesel fuel and jet fuel for sale primarily in the southwestern United States and northern Mexico. Navajo Refining Company ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD") and can process a variety of high sulphur (sour) crude oils. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a variety of high sulfur crude oils and which primarily serves markets in Montana. In conjunction with the operations of the refineries, the Company operates approximately 1,700 miles of pipelines as part of its supply and distribution network.

        In addition to its refining operations, the Company also conducts a small-scale oil and gas exploration and production program.

        The Company was incorporated in Delaware in 1947.

        The following table sets forth certain information about the refinery operations of the Company during the last five fiscal years:


                                                                              Years ended July 31,
                                                         -----------------------------------------------------------
                                                          1998           1997       1996         1995           1994
                                                         ------         ------     ------       ------         -----
     Refinery production (BPD)(1)                        61,800(2)      68,600     68,400       68,100        64,300(2)
     Crude charge (BPD) (3).........................     59,435(2)      65,625     65,446       65,636        60,911(2)
     Refinery utilization(4)........................       88.7%(2)       97.9%      97.7%        98.0%         90.9%(2)
     Average per barrel:
       Net sales....................................     $23.56         $28.23     $26.04       $24.02        $22.88
       Raw material costs(5) .......................      17.82          23.24      20.71        19.02         16.99
                                                         ------         ------     ------       ------        ------
       Gross margin.................................     $ 5.74         $ 4.99     $ 5.33       $ 5.00        $ 5.89
                                                         ======         ======     ======       ======        ======

     Product sales (percent of total sales volume)(6):
       Gasolines....................................       54.4%          54.2%      55.4%        55.5%         54.5%
       Diesel fuels.................................       21.1           23.1       21.3         20.1          20.1
       Jet fuels....................................       11.2            9.6       10.2         11.3          11.7
       Asphalt......................................        9.3            9.0        8.5          8.4           9.4
       LPG and other................................        4.0            4.1        4.6          4.7           4.3
                                                          -----          -----      -----        -----         -----

           Total....................................      100.0%         100.0%     100.0%       100.0%        100.0%
                                                          =====          =====      =====        =====         =====

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

(6) Includes refined products purchased for resale representing 6.8%, 3.1%, 2.4%, 2.3% and 3.9%, respectively, of total sales volume for the periods shown in the table above.


NAVAJO REFINING COMPANY

   FACILITIES

        The Navajo Refinery's crude capacity is 60,000 BPD and it has the ability to process a variety of sour crude oils into high value light products (such as gasoline, diesel fuel and jet fuel).

        For the last three fiscal years, sour crude oils have represented approximately 85% of the crude oils processed by the Navajo Refinery. The Navajo Refinery's processing capabilities enable management to vary its crude supply mix to take advantage of changes in raw material prices and to respond to fluctuations in the availability of crude oil supplies. The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products. For fiscal 1998, gasoline, diesel fuel and jet fuel (including volumes purchased for resale) represented 55.8%, 20.5%, and 12.0%, respectively, of Navajo's sales volume.

        The following table sets forth certain information concerning the operations of Navajo during the last five fiscal years:



                                                                               Years ended July 31,
                                                         --------------------------------------------------------------
                                                          1998           1997           1996          1995        1994
                                                         ------         ------         ------        ------      ------

     Refinery production (BPD)(1)                       55,300(2)       62,200         61,800        61,900     57,400(2)
     Crude charge (BPD) (3).........................    53,105(2)       59,530         59,022        59,614     54,089(2)
     Refinery utilization(4)........................     88.5%(2)        99.2%          98.4%         99.4%      90.1%(2)
     Average per barrel:
       Net sales....................................    $23.36          $28.09         $25.91        $23.90     $22.63
       Raw material costs(5) .......................     17.95           23.36          20.79         19.13      17.20
                                                        ------          ------         ------        ------     ------
       Gross margins................................    $ 5.41          $ 4.73         $ 5.12        $ 4.77     $ 5.43
                                                        ======          ======         ======        ======     ======

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

        The Company has approximately 500 miles of crude gathering pipelines leading to the Artesia and Lovington facilities from various points in southeastern New Mexico. In addition, the Company acquired in the fourth quarter of fiscal 1998 from Fina Oil and Chemical Company a crude oil gathering system in West Texas, which includes approximately 500 miles of pipelines and 0.4 million barrels of tankage and which will be used to provide crude oil transportation services to third parties as well as to transport West Texas crude oil which may be exchanged for crude oil used in the Navajo Refinery.

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

        Ultramar Diamond Shamrock Corporation ("UDS"), an independent refiner and marketer, completed in November 1995 the construction of a 408-mile, 10" refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. UDS has announced that the pipeline has a capacity of 45,000 BPD, and that, with the addition of four pump stations to be completed in 1998, it will have a capacity of 60,000 BPD. UDS has stated its intention to use this pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. In November 1997, UDS agreed to sell to Phillips Petroleum Company ("Phillips") a 25% initial interest, increasing to 33-1/3% after the pipeline capacity is increased to 60,000 BPD, in the pipeline and a UDS terminal in El Paso. Phillips has announced plans to complete a 35-mile pipeline from its Borger, Texas refinery to the existing line at the UDS McKee refinery. Phillips stated that this arrangement will replace its previously announced plans to build a pipeline from its Borger, Texas refinery to El Paso and will allow Phillips to supply fuels to El Paso and other markets in the Southwest. In October 1998, UDS and Phillips announced that they had signed a letter of intent to merge North American refining, marketing and transportation assets creating a new company called Diamond 66.

        Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and The Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners, is in the process of reversing an existing crude oil pipeline and constructing a connecting pipeline for the transportation of petroleum products from Gulf Coast refineries to El Paso. It has been reported that Longhorn had planned to transport initially 72,000 BPD of gasoline to the West Texas markets starting in October 1998 on the reversed existing crude oil pipeline. It has also been reported that once fully operational the pipeline would have the ultimate capacity to transport 225,000 BPD of refined products from Houston to terminals in Midland and El Paso. This new pipeline could significantly increase the supply of products in the Company's current principal markets that are served from El Paso. However, a preliminary injunction was issued by the Federal District Court in Austin, Texas on August 25, 1998, requiring preparation of an environmental impact statement under the National Environmental Policy Act before Longhorn Partners uses the pipeline to transport refined petroleum products across Texas, including areas overlying the Edwards Aquifer in Central Texas. On August 31, 1998, a lawsuit was filed by Longhorn Partners in state district court in El Paso, Texas against the Company, two of its subsidiaries and an Austin, Texas law firm allegedly related to this action. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to the Consolidated Financial Statements for additional information relating to the lawsuit.

        In addition to the projects described above, other projects have been explored from time to time by refiners and other entities, which projects, if consummated, could result in a further increase in the supply of products to some or all of the Company's markets.

        Although not currently a significant problem, at times in the past the common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets have been operated at or near capacity and have been subject to periods of proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have at times been limited. In particular, the flow of additional products into El Paso for shipments to Arizona, either as a result of the proposed expanded UDS pipeline, the Longhorn Pipeline or otherwise, could result in the reoccurrence of such constraints on deliveries to Arizona. No assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the pipelines to Arizona. In the case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations at times on the amount of refined products that the Company and other shippers can deliver. As discussed below (see "Capital Improvement Projects"), the Company has entered into a Lease Agreement (the "Lease Agreement") with Mid-America Pipeline Company and is in the process of pursuing several alternatives to address terminalling needs in Albuquerque. While the Company is proceeding as expeditiously as possible on this project, it is not possible at present to determine when the project will be completed. Completion of this project would allow the Company to transport products directly to Albuquerque on the leased pipeline, thereby eliminating third party tariff expenses and the risk of future pipeline constraints on shipments to Albuquerque. Any future constraints on the Company's ability to transport its refined products could, if sustained, adversely affect the Company's results of operations and financial condition.

        An additional factor that could affect the Company's market is excess pipeline capacity from the West Coast into the Company's Arizona markets. If additional refined products become available on the West Coast in excess of demand in the West Coast markets, additional products may be shipped into the Company's Arizona markets with resulting possible downward pressure on refined product prices in the Company's markets.

        In recent years, there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. While these transactions could increase the competitive pressures on the Company, the specific ramifications of these or other potential consolidations cannot presently be determined.

CRUDE OIL AND FEEDSTOCK SUPPLIES

        The Navajo Refinery is situated near the Permian Basin in an area which historically has had abundant supplies of crude oil available both for regional users, such as the Company, and for export to other areas. The Company purchases crude oil from producers in nearby southeastern New Mexico and west Texas, from major oil companies and on the spot market. Crude oil is gathered both through the Company's pipelines and tank trucks and through third party crude oil pipeline systems. Crude oil acquired in locations distant from the refinery is exchanged for crude oil that is transportable to the refinery. With its recent purchase of the West Texas gathering system, Navajo will have the ability to purchase crude oil at the lease in new areas in West Texas which should add to the continued stability of the Navajo refinery crude oil supply.

PRINCIPAL PRODUCTS AND MARKETS

        The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products. Set forth below is certain information regarding the principal products of Navajo during the last five fiscal years:


                                                                         Years ended July 31,
                                    ---------------------------------------------------------------------------------------
                                          1998              1997              1996             1995             1994
                                    ----------------   ---------------   --------------    --------------  ----------------
                                     BPD        %       BPD       %       BPD      %        BPD      %      BPD        %
                                    ------    ------   ------   ------   ------   -----    ------  ------  ------     -----

Product sales (percent of
   total sales volumes)(1)
   Gasolines....................    34,000     55.8%   34,800    55.8%   36,000   56.9%    36,400   57.8%  33,200     56.5%
   Diesel fuels.................    12,500     20.5    14,200    22.7    13,000   20.6     12,300   19.5   11,600     19.7
   Jet fuels....................     7,300     12.0     6,200     9.9     6,600   10.4      6,900   11.0    6,500     11.1
   Asphalt......................     4,800      7.9     4,600     7.4     4,700    7.4      4,500    7.1    4,900      8.3
   LPG and other................     2,300      3.8     2,600     4.2     3,000    4.7      2,900    4.6    2,600      4.4
                                    ------    -----    ------   -----    ------  -----     ------  -----   ------    -----
                                    60,900      100%   62,400     100%   63,300    100%    63,000    100%  58,800      100%
                                    ======    =====    ======   =====    ======  =====     ======  =====   ======    =====


-------------

(1) Includes refined products purchased for resale representing 7.5%, 2.3%, 1.8%, 1.9% and 4.0%, respectively, of total sales volume for the periods shown in the table above.

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

        Navajo's principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX (the government-owned energy company of Mexico) and retailers. Navajo's gasoline is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, and Tucson, and in portions of northern Mexico. Diesel fuel is sold to other refiners, wholesalers, independent dealers and railroads. Jet fuel is sold primarily for military use. Military jet fuel is sold to the Defense Fuel Supply Center (the "DFSC") of the Defense Logistics Agency under a series of one-year contracts that can vary significantly from year to year. Navajo sold approximately 7,300 BPD of jet fuel to the DFSC in its 1998 fiscal year and has a contract to supply 7,200 BPD to the DFSC for the year ending September 30, 1999. Asphalt is sold to contractors and government authorities for highway construction and maintenance. Carbon black oil is sold for further processing and LPGs are sold to petrochemical plants and are used as fuel in refinery operations.

        Approximately 10% of the Company's revenues for fiscal 1998 resulted from the sale of military jet fuel to the United States government. Although there can be no assurance that the Company will be awarded such contracts in the future, the Company has had a supply contract with the United States government for each of the last 29 years. Approximately 9% of the Company's revenues for fiscal 1998 resulted from the sale for export of gasoline and diesel fuel to an affiliate of PEMEX. Those sales were made under contracts that expire in the next year. The loss of the Company's supply contract with the United States government or with PEMEX could have a material adverse effect on the Company's results of operations. In addition to the United States Government and PEMEX, another refiner, Tosco Corporation and its affiliates, is a purchaser of gasoline and diesel fuel for resale to retail customers and accounted for approximately 17% of the Company's revenues in fiscal 1998. While a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers could have an adverse effect on the Company, the Company believes that the impact of such a loss on the Company's results of operations should be limited because the Company's sales volumes with respect to products whose end-users are retail customers appears to have been historically more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser.

   CAPITAL IMPROVEMENT PROJECTS

        During the past three years, the Company has invested approximately $80 million in capital projects and investments to enhance the Navajo Refinery and expand its supply and distribution network, as well as to add certain transportation revenue generating assets. For the 1999 fiscal year, Navajo's capital budget totals $17 million, of which approximately $5 million is for various improvements at the Navajo Refinery, including environmental and safety enhancements, and approximately $12 million for various pipeline and transportation projects, including the Chevron isobutane pipeline project described below. In addition, the Company plans to complete in fiscal 1999 certain items totalling $8 million which were approved in previous capital budgets.

        As part of its efforts to improve operating efficiencies, the Company has recently enhanced the Navajo Refinery by adding an isomerization unit and upgrading the FCC unit. The isomerization unit, which was completed in February 1997, increases the refinery's internal octane generating capabilities, thereby improving light product yields and increasing the refinery's ability to upgrade additional amounts of lower priced purchased natural gasoline into finished gasoline. The revamp of the refinery's FCC unit, which was implemented during the Navajo Refinery's scheduled turnaround in the first quarter and early part of the second quarter of fiscal 1998, improves the yield of high value products from the FCC unit by incorporating certain state-of-the-art upgrades. The total costs of these two projects was $15 million.

        In addition to the above projects, the Company purchased for $5 million in November 1997 a hydrotreater unit from a closed refinery. This purchase will give the Company the ability, if market conditions dictate, to reconstruct the unit at the Navajo Refinery at a substantial savings as compared to the cost of a new unit. The hydrotreater would enhance product yields and facilitate the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have recently been adopted for the winter months in Phoenix starting in the latter part of 2000.

        The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline and is in the process of completing terminalling facilities in Bloomfield. Although portions of the construction project have been completed, several alternatives are still being pursued to address terminalling needs in Albuquerque. When the project, including the Albuquerque portion, is completed, these facilities will allow the Company to use the Leased Pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and markets in northwest New Mexico. The Leased Pipeline and recently constructed facilities will be available during fiscal 1999 for the transport of petroleum products to certain markets in northwest New Mexico. The total estimated cost of this project is $17 million, of which $7 million remains to be spent.

        The Company has a 25% interest in a pipeline joint venture ("Rio Grande") with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases to Mexico. Deliveries by Rio Grande began in April 1997. The Company completed in October 1996 a new 12" refined products pipeline from Orla to El Paso, Texas, which replaced a portion of an 8" pipeline previously used by Navajo that was transferred to the Rio Grande joint venture. The Company's total net cash investment in these projects (in addition to the contribution of the existing 8" pipeline to the joint venture) was $8 million, including a cash investment in Rio Grande of $4.1 million.

        The additional pipeline capacity resulting from the new pipelines constructed in conjunction with the Rio Grande joint venture and expected to result from the Leased Pipeline and completion of the planned related pipeline and terminalling facilities should reduce pipeline operating expenses at current throughputs. In addition, the new pipeline capacity would allow the Company to increase volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and could allow the Company to shift volumes among markets in response to any future increased competition in particular markets.

        In the fourth quarter of fiscal 1998, the Company purchased from Fina Oil and Chemical Company for $12 million a crude oil gathering system in West Texas. The assets purchased include approximately 500 miles of pipelines and over 350,000 barrels of tankage. More than 27,000 barrels per day of crude oil is currently gathered on these systems. These assets should generate a stable source of transportation service income, and will give Navajo the ability to purchase crude oil at the lease in new areas, thus potentially enhancing the continued stability of the crude oil supply for the Navajo Refinery.

        The Company plans to construct for approximately $5 million 65 miles of new pipeline between Lovington and Artesia, NM, to permit the delivery of isobutane (and/or other LPGs) to the Chevron refinery in El Paso.

        The Company announced in February 1997 the formation of an alliance with FINA, Inc. ("FINA") to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel fuel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in the coming years. FINA constructed a 50-mile pipeline which connected an existing FINA pipeline system to the Company's 12" pipeline extending between Orla, Texas and El Paso, Texas. In August 1998, FINA began transporting to El Paso gasoline and diesel fuel from its Big Spring, Texas refinery. Pursuant to a long-term agreement, FINA will ultimately have the right to transport up to 20,000 BPD to El Paso on this interconnected system. However, if conditions dictate and if mutually agreed by the Company and FINA, volumes from Big Spring could be substantially increased to utilize more fully this 10"-12" pipeline network in meeting future demand increases in New Mexico, West Texas and Arizona. In August 1998, the Company began to realize pipeline and terminalling revenues from FINA under these agreements.

MONTANA REFINING COMPANY

        MRC owns a 7,000 BPD petroleum refinery near Great Falls, Montana, which can process a wide range of crude oils and which serves primarily markets in Montana. For the last three fiscal years, excluding downtime for scheduled maintenance and turnarounds, the Montana Refinery has operated at an average annual crude capacity utilization rate of approximately 92%.

        The following table sets forth certain information regarding the principal products of MRC during the last five years:


                                                                Years ended July 31,
                               ----------------------------------------------------------------------------------------
                                    1998              1997              1996               1995               1994
                              --------------    ---------------    ---------------    ---------------    --------------
                               BPD       %        BPD       %        BPD       %       BPD        %       BPD      %
                             ------    -----    ------    -----    ------    -----    ------    -----    ------  -----
Product sales (percent of
   total sales volumes)(1)
   Gasolines .............    2,800     39.4%   2,700      39.1%    2,900     40.3%    2,400     35.3%    2,700    38.6%
   Diesel fuels ..........    1,800     25.4    1,700      24.6     2,000     27.8     1,700     25.0     1,700    24.3
   Jet fuels .............      300      4.2      500       7.3       500      6.9     1,100     16.2     1,100    15.7
   Asphalt ...............    1,900     26.8    1,700      24.6     1,500     20.8     1,300     19.1     1,300    18.6
   LPG and other .........      300      4.2      300       4.4       300      4.2       300      4.4       200     2.8
                             ------    -----   ------     -----    ------    -----    ------    -----    ------   -----
                              7,100      100%   6,900       100%    7,200      100%    6,800      100%    7,000     100 %
                             ======    =====   ======     =====    ======    =====    ======    =====    ======   =====

----------------
(1) Includes refined products purchased for resale representing 5.0%, 12.2%, 7.5%, 6.5% and 3.4%, respectively, of total sales volume for the periods shown in the table above.

        The Montana Refinery obtains its supply of crude oils primarily from suppliers in Canada via a 93-mile Company-owned pipeline, which runs from the Canadian border to the refinery. The Montana Refinery's principal markets include Great Falls, Helena, Bozeman and Billings, Montana. MRC competes principally with three other Montana refineries.

        For the 1999 fiscal year, MRC's capital budget totals $2 million, most of which is for various improvements at the Montana Refinery, including environmental and safety enhancements.

JET FUEL TERMINAL

        The Company owns and operates a 120,000 barrel capacity jet fuel terminal near Mountain Home, Idaho, which serves as a terminalling facility for jet fuel sold by unaffiliated producers to the Mountain Home United States Air Force Base.

NAVAJO WESTERN ASPHALT COMPANY

        Navajo Western Asphalt Company, a wholly-owned subsidiary of the Company, owns and operates an asphalt marketing facility near Phoenix. In addition to marketing asphalt produced at the Navajo Refinery, Navajo Western markets asphalt produced by third parties.

EXPLORATION AND PRODUCTION

        The Company conducts a small-scale oil and gas exploration and production program. For fiscal 1999, the Company has budgeted approximately $1 million for capital expenditures related to oil and gas exploration activities.

EMPLOYEES AND LABOR RELATIONS

        The Company has approximately 588 employees. Of its employees, 218 are covered by collective bargaining agreements ("covered employees"). Contracts relating to the covered employees at all facilities will expire during 2001 and 2002. The Company considers its employee relations to be good.

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

        Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix has adopted even more rigorous CARB fuel specifications for winter months beginning in the latter part of 2000. This new requirement, other requirements of the Clean Air Act or other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements. The specifics and extent of these or other regulations and their attendant costs are not presently determinable.

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

INSURANCE

        The Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs, in the judgment of the Company, do not justify such expenditures.

ITEM 3.  LEGAL PROCEEDINGS

        In July 1993, the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), filed a suit against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. Navajo, the DOJ and the State of New Mexico have settled this litigation, with the settlement anticipated to become final in the next several months. Under the settlement agreement, the Company will close the existing evaporation ponds of its wastewater treatment system. The agreement also provides that the Company will utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $5 million, of which $2 million already has been incurred. The costs to implement the alternative wastewater treatment system will be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement involves the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

        On August 31, 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company, two of its subsidiaries and an Austin, Texas law firm. The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners. The suit seeks damages against the Company and the law firm alleged to total up to $1,050,000,000 and injunctive relief based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with contractual relations, and conspiracy to abuse process. The Longhorn Suit appears to relate principally to the alleged involvement of subsidiaries of the Company and the named law firm in a federal lawsuit (the "Environmental Suit") in Austin, Texas filed by ranchers and joined by the Barton Springs-Edwards Aquifer

Conservation District, the City of Austin and the Lower Colorado River Authority. The Environmental Suit resulted in a preliminary injunction issued by the Federal Court on August 25, 1998 requiring preparation of an environmental impact statement under the National Environmental Policy Act before Longhorn Partners uses an existing crude oil pipeline and a newly constructed pipeline to transport refined petroleum products across Texas, including areas overlying the Edwards Aquifer in Central Texas. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it with respect to the filing of the Longhorn Suit.

        The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A special meeting of stockholders was held on June 26, 1998. Proxies for the meeting were solicited under Regulation 14A. The meeting did not involve the election of directors. The matter voted on and the results of the voting were as follows:

        (1) Adoption of the merger (the "Merger") of Holly Corporation ("Holly") with and into Giant Industries, Inc. ("Giant"), the Agreement and Plan of Merger, dated April 14, 1998 (the "Merger Agreement"), between Holly and Giant, and the transactions contemplated thereby.


Shares voted                  Shares voted                 Shares voted
    "For"                       "Against"                   "Abstain"
------------                  --------------              --------------
  7,026,873                       59,124                      20,402


        On September 1, 1998, Holly Corporation and Giant Industries, Inc. mutually agreed to terminate their proposed merger which had been approved by the stockholders of both companies on June 26, 1998. The decision to terminate the merger was made as a result of the August 31, 1998 filing of a lawsuit by Longhorn Partners Pipeline, L.P. against Holly and others, which Holly believes to be wholly without merit, and as a result of continuing delays and uncertainties in negotiations with the Federal Trade Commission and the New Mexico Attorney General's Office concerning federal and state clearance of the merger.

Executive Officers of Registrant (per instruction 3 to Item 401(b) of Regulation S-K)

        The executive officers of the Company as of October 21, 1998 are as follows:


                                                                                                      Executive
     Name                           Age                    Position                                 Officer Since
     ----                           ---                    --------                                 --------------
Lamar Norsworthy                    52              Chairman of the Board                               1971
                                                      and Chief Executive Officer

Matthew P. Clifton                  47              President and Director                              1988

Jack P. Reid                        62              Executive Vice President,                           1976
                                                      Refining and Director

William J. Gray                     57              Senior Vice President,                              1976
                                                      Marketing and Supply
                                                      and Director

David G. Blair                      40              Vice President, Marketing                           1994
                                                      Asphalt and LPG

Christopher L. Cella                41              Vice President, General                             1990
                                                      Counsel and Secretary

Randall R. Howes                    41              Vice President, Engineering                         1997
                                                      and Economics

John A. Knorr                       48              Vice President, Crude Oil                           1988
                                                      Supply and Trading

Virgil R. Langford                  53              Vice President, Refining                            1989

Mike Mirbagheri                     59              Vice President, International                       1982
                                                      Crude Oil and Refined
                                                      Products

Henry A. Teichholz                  55              Vice President, Treasurer                           1984
                                                      and Controller

James G. Townsend                   43              Vice President, Pipelines and Terminals             1997

Gregory A. White                    41              Vice President, Marketing                           1994
                                                      Light Oils

        In addition to the persons listed above, Kathryn Walker, age 48, was appointed Controller of Navajo Refining Company in August 1993; prior thereto she served from 1985 as Assistant Controller of Navajo.

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS


        The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:


                                                                                        Total
Fiscal years ended July 31                  High            Low       Dividends         Volume
--------------------------                  ----            ---       ---------         ------

1997
        First Quarter................      $29 5/8         $24 3/4         $.12         286,700
        Second Quarter...............       28              24              .12         621,500
        Third Quarter................       27 1/4          23 1/8          .12         338,600
        Fourth Quarter...............       27 1/4          24 3/16         .15       1,314,900

1998
        First Quarter................      $28 13/16       $25 13/16       $.15         721,200
        Second Quarter...............       28              24 7/8          .15         416,900
        Third Quarter................       33 3/8          25 5/8          .15         871,500
        Fourth Quarter...............       31 3/4          24 1/8          .15         648,600



        As of July 31, 1998, the Company had approximately 1,800 stockholders of record.

        On September 30, 1998, the Company's Board of Directors declared a regular quarterly dividend in the amount of $.16 per share payable on October 14, 1998. The Company intends to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, financial condition of the Company and other factors. The Senior Notes and credit agreement limit the payment of dividends. See Note 6 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows selected financial information for the Company as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Form 10-K.



($ in thousands, except per share amounts)
Years ended July 31,                               1998         1997         1996         1995         1994
--------------------------------------------------------------------------------------------------------------
FINANCIAL DATA
   For the year
      Revenues ..............................   $  589,604   $  721,346   $  676,290   $  614,830   $  552,320
      Income before income taxes and
        cumulative effect of
        accounting change ...................   $   24,866   $   21,819   $   31,788   $   20,147   $   35,002
      Income tax provision ..................        9,699        8,732       12,554        7,730       14,285
                                                ----------   ----------   ----------   ----------   ----------
      Income before cumulative effect
         of accounting change ...............       15,167       13,087       19,234       12,417       20,717
      Cumulative effect of
         accounting change ..................           --           --           --        5,703           --
                                                ----------   ----------   ----------   ----------   ----------

      Net income ............................   $   15,167   $   13,087   $   19,234   $   18,120   $   20,717
                                                ==========   ==========   ==========   ==========   ==========

      Income per common share
         Income before cumulative
            effect of accounting
            change (basic and diluted) ......   $     1.84   $     1.59   $     2.33   $     1.51   $     2.51
         Cumulative effect of
            accounting change ...............           --           --           --          .69           --
                                                ----------   ----------   ----------   ----------   ----------

         Net income
            (basic and diluted) .............   $     1.84   $     1.59   $     2.33   $     2.20   $     2.51
                                                ==========   ==========   ==========   ==========   ==========

      Cash dividends per common
         share ..............................   $      .60   $      .51   $      .42   $      .40   $      .35
      Average number of shares of
         common stock outstanding ...........    8,254,000    8,254,000    8,254,000    8,254,000    8,254,000
      Net cash provided by
       operating activities .................   $   38,193   $    5,457   $   44,452   $   34,241   $   27,684
   At end of year
      Working capital .......................   $   14,793   $   45,241   $   66,649   $   17,740   $   18,236
      Total assets ..........................   $  349,857   $  349,803   $  351,271   $  287,384   $  281,814
      Long-term debt (including
         current portion) ...................   $   75,516   $   86,291   $   97,065   $   68,840   $   74,448
      Stockholders' equity ..................   $  114,349   $  105,121   $   96,243   $   80,043   $   64,772


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K, including without limitation those under "Markets and Competition" under Items 1 and 2 and "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management" and "The Year 2000 Problem") under this Item 7 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, the effectiveness of Company capital investments and marketing strategies, the accuracy of technical analysis and evaluations relating to the Year 2000 Problem, and the abilities of third-party suppliers to the Company to avoid adverse effects of the Year 2000 Problem on their capacities to supply the Company. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward- looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

1998 Compared to 1997

        For the 1998 fiscal year, net income was $15.2 million as compared to $13.1 million for fiscal 1997. Transaction costs associated with the planned merger with Giant Industries, Inc., which was recently terminated, reduced earnings by $1.2 million for the 1998 fiscal year.

        The increase in income in the 1998 fiscal year was principally due to increased refinery margins as compared to the prior year. Refinery margins were particularly strong in the fourth quarter of fiscal 1998. Increases in refinery margins resulted from crude oil prices decreasing at a greater rate than refined product prices in the Company's markets. For the year ended

July 31, 1998, a 10% reduction in production of refined products partially offset the year-over- year refinery margin increases. The reduced production for the 1998 fiscal year resulted from a planned maintenance shutdown (a turnaround) at the Company's Navajo Refinery. The turnaround, which is scheduled every four years, was conducted in the first quarter and early part of the second quarter of fiscal 1998. This turnaround included an upgrade of the fluid catalytic cracking unit ("FCC") to state-of-the-art technology. The effects of this upgrade combined with the effects of the new isomerization unit which became operational at the end of the last fiscal year have substantially improved the high value product yields of the Navajo facility. These upgrades contributed favorably to refinery margins beginning with the second quarter of fiscal 1998. Earnings in fiscal 1998 were adversely impacted by an increase in depreciation, depletion and amortization resulting from the amortization of higher turnaround costs beginning in the second quarter. Additionally impacting earnings for the 1998 fiscal year was the inclusion in operating expenses of costs associated with the lease of 300 miles of 8" pipeline which began late in the fourth quarter of fiscal 1997. The Company plans to utilize this pipeline to transport petroleum products from the Navajo Refinery to markets in northwest New Mexico during the 1999 fiscal year and intends to complete as soon as possible a project that will permit the leased pipeline to be used for transportation of petroleum products to Albuquerque. Also reducing earnings for fiscal 1998 was a decrease in interest income due to the lower level of cash investments in fiscal 1998 as compared to fiscal 1997. Revenues decreased in the year ended July 31, 1998 from the prior year as a result of reduced sales prices and reduced overall sales volumes for the 1998 fiscal year.

        Although refinery margins were strong during the fourth quarter of fiscal 1998, they have since declined as crude oil prices have increased at a greater rate than product prices.

1997 Compared To 1996

        For the 1997 fiscal year, net income was $13.1 million as compared to $19.2 million for fiscal 1996. The decrease in earnings for the fiscal year ended July 31, 1997 was principally due to reductions in refining margins in the fourth quarter of fiscal 1997 as compared to the prior year. The Company's refining margins were greatly influenced by West Coast prices which were low relative to other parts of the country in fiscal 1997. For the 1997 fiscal year, revenues were higher than for the 1996 fiscal year due principally to overall increases in selling prices from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased during the year ended July 31, 1998 by $17.4 million, as cash flows required for capital expenditures, debt payments and dividends were greater than cash flows generated from operations and from new borrowings under the Credit Agreement. Working capital decreased during fiscal 1998 by $30.4 million to $14.8 million. The Company's long-term debt at July 31, 1998 represents 39.8% of total capitalization as compared to 45.1% at July 31, 1997. In October 1997, the Company entered into a new credit agreement which can be used for direct borrowings of up to $50 million. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility to enable the Company for the foreseeable future to satisfy its liquidity needs, capital requirements, and debt service obligations while continuing the payment of dividends.

        Net cash provided by operating activities amounted to $38.2 million in fiscal 1998, compared to $5.5 million in fiscal 1997 and $44.5 million in fiscal 1996. Comparing fiscal 1998 to the previous year, cash provided from operating activities was significantly higher. The increase was principally due to changes in working capital items along with the increase in cash generated by earnings, offset partially by expenditures incurred in fiscal 1998 of $18.8 million relating to the recent Navajo turnaround compared to advance expenditures of $7.1 million in the latter part of fiscal 1997 relating to the turnaround. In fiscal 1997 there was a $19.6 million increase in inventories, much of which was part of the preparation for the turnaround in fiscal 1998. A significant portion of the inventory increase was liquidated in fiscal 1998; however the effect of this inventory liquidation was reduced because of an increase in inventory required due to the Company's purchase of the West Texas crude gathering system as described below. Comparing fiscal 1997 to fiscal 1996, the most important factor causing the reduction in cash provided from operations was the increase in inventories in fiscal 1997. In addition, the advance expenditures relating to the fiscal 1998 turnaround and the lower net income in fiscal 1997 reduced cash flows from operations. The timing of required income tax payments also negatively impacted cash provided from operations in fiscal 1997 as compared to fiscal 1998 and more significantly as compared to fiscal 1996.

        Cash flows used for financing activities amounted to $4.7 million in fiscal 1998 and $15.0 million in fiscal 1997, as compared to cash flows provided by financing activities of $24.4 million in fiscal 1996. With the Company's then-existing credit agreement scheduled to expire in November 1997, the Company in October 1997 entered into a new three-year credit agreement ("Credit Agreement") with a different group of banks, some of which had also been included in the previous credit agreement. The new Credit Agreement provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and $50 million of which may be used for direct borrowings. As of July 31, 1998 the Company had direct borrowings outstanding under the Credit Agreement of $11.6 million. The other terms of the new Credit Agreement are substantially similar to those of the previous credit agreement. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. This private placement was intended to enhance the Company's future investment flexibility and financial strength. The company made principal payments of $10.8 million on the Senior Notes in each of June 1998, 1997 and 1996. A $5.2 million principal payment on the Senior Notes will be due in June 1999.

        See Note 6 to the Consolidated Financial Statements for a summary of the terms and conditions of the Senior Notes and of the Credit Agreement.

        Cash flows used for investing activities totalled $103.6 million over the last three years, $51.0 million in 1998, $34.4 million in 1997 and $18.3 million in 1996. All of these amounts were expended on capital projects with the exceptions for fiscal 1998 of $2.0 million invested in and advanced to a joint venture operating retail gasoline stations and convenience stores in Montana and $3.0 million invested in shares of common stock of a publicly traded company and for fiscal 1997 of $4.1 million invested in the Rio Grande joint venture described below. The net negative cash flow for investing activities was reduced for fiscal 1998 by a $3.7 million distribution to the Company from the Rio Grande joint venture. The Company has adopted capital budgets totalling $20 million for fiscal 1999. The components of this budget are $7 million for various refinery improvements and environmental and safety enhancements, $12 million for various pipeline and transportation projects and $1 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to expend in the 1999 fiscal year a total of $8 million on items that were approved in previous capital budgets. These include projects at the Navajo Refinery, certain environmental enhancements, and additional expenditures for connecting pipelines and related product terminals to be used in conjunction with the leased pipeline to northwest New Mexico described below.

        As part of its efforts to improve operating efficiencies, the Company has enhanced the Navajo Refinery by recently adding an isomerization unit and upgrading the FCC unit. The isomerization unit, which was completed in February 1997, increases the refinery's internal octane generating capabilities, thereby improving light product yields and increasing the refinery's ability to upgrade additional amounts of lower priced purchased natural gasoline into finished gasoline. The revamp of the refinery's FCC unit, which was implemented during the Navajo Refinery's scheduled turnaround in the first quarter and early part of the second quarter of fiscal 1998, improves the yield of high value products from the FCC unit by incorporating certain state-of-the-art upgrades. The total costs of these two projects was $15 million.

        In addition to the above projects, the Company purchased for $5 million in November 1997 a hydrotreater unit from a closed refinery. This purchase will give the Company the ability, if market conditions necessitate, to reconstruct the unit at the Navajo Refinery at a substantial savings as compared to the cost of a new unit. The hydrotreater would enhance product yields and facilitate the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted for Phoenix for winter months beginning in the latter part of 2000 and may be adopted in other markets that the Company serves.

        The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline and is in the process of completing terminalling facilities in Bloomfield. Although portions of the construction project have been completed, several alternatives are still being pursued to address terminalling needs in Albuquerque. When the project, including the Albuquerque portion, is completed, these facilities will allow the Company to use the Leased Pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and markets in northwest New Mexico. The Leased Pipeline and recently constructed facilities will be available during fiscal 1999 for the transport of petroleum products to certain markets in northwest New Mexico. The total estimated cost of this project is $17 million, of which $7 million remains to be spent.

        The Company has a 25% interest in a pipeline joint venture ("Rio Grande") with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases to Mexico. Deliveries by the joint venture began in April 1997. The Company completed in October 1996 a new 12" refined products pipeline from Orla to El Paso, Texas, which replaced a portion of an 8" pipeline previously used by Navajo that was transferred to Rio Grande. The Company's total net cash investment in these projects (in addition to the contribution of the existing 8" pipeline to Rio Grande) was $8 million, including a cash investment in the joint venture of $4.1 million in fiscal 1997.

        The additional pipeline capacity resulting from the new pipelines constructed in conjunction with the Rio Grande joint venture and expected to result from the Leased Pipeline and completion of the planned related pipeline and terminalling facilities should reduce pipeline operating expenses at current throughputs. In addition, the new pipeline capacity would allow the Company to increase volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and could allow the Company to shift volumes among markets in response to any future increased competition in particular markets.

        In the fourth quarter of fiscal 1998, the Company purchased from Fina Oil and Chemical Company for $12 million a crude oil gathering system in West Texas. The assets purchased include approximately 500 miles of pipelines and over 350,000 barrels of tankage. More than 27,000 barrels per day of crude oil is currently gathered on these systems. These assets should generate a stable source of transportation service income, and will give Navajo the ability to purchase crude oil at the lease in new areas, thus potentially enhancing the continued stability of the crude oil supply for the Navajo Refinery.

        The Company plans to construct for approximately $5 million 65 miles of new pipeline between Lovington and Artesia, NM, to permit the delivery of isobutane (and/or other LPGs) to the Chevron refinery in El Paso.

        The Company announced in February 1997 the formation of an alliance with FINA, Inc. ("FINA") to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel fuel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in the coming years. FINA constructed a 50-mile pipeline which connected an existing FINA pipeline system to the Company's 12" pipeline extending between

Orla, Texas and El Paso, Texas. In August 1998, FINA began transporting to El Paso gasoline and diesel fuel from its Big Spring, Texas refinery. Pursuant to a long-term agreement, FINA will ultimately have the right to transport up to 20,000 BPD to El Paso on this interconnected system. However, if conditions dictate and if mutually agreed by the Company and FINA, volumes from Big Spring could be substantially increased to utilize more fully this 10"-12" pipeline network in meeting future demand increases in New Mexico, West Texas and Arizona. In August 1998, the Company began to realize pipeline and terminalling revenues from FINA under these agreements.

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

        In addition, the Company's profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may significantly fluctuate from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Company. Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year. In general, prices for refined products are significantly influenced by the price of crude oil. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows.

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

        Ultramar Diamond Shamrock Corporation ("UDS"), an independent refiner and marketer, completed in November 1995 the construction of a 408-mile, 10" refined products pipeline from its McKee refinery near Dumas, Texas to El Paso. UDS has announced that the pipeline has a capacity of 45,000 BPD, and that, with the addition of four pump stations to be completed in 1998, it will have a capacity of 60,000 BPD. UDS has stated its intention to use this pipeline to supply fuels to the El Paso, New Mexico, Arizona and northern Mexico markets. In November 1997, UDS agreed to sell to Phillips Petroleum Company ("Phillips") a 25% initial interest, increasing to a 33-1/3% interest after the pipeline capacity is increased to 60,000 BPD, in the pipeline and a UDS terminal in El Paso. Phillips has announced plans to complete a 35-mile pipeline from its Borger, Texas refinery to the existing line at the UDS McKee refinery. Phillips stated that this arrangement will replace its previously announced plans to build a pipeline from its Borger, Texas refinery to El Paso and will allow Phillips to supply fuels to El Paso and other markets in the Southwest. In October 1998, UDS and Phillips announced that they signed a letter of intent to merge North American refining, marketing and transportation assets creating a new company called Diamond 66.

        Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and The Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners, is in the process of reversing an existing crude oil pipeline and constructing a connecting pipeline for the transportation of petroleum products from Gulf Coast refineries to El Paso. It has been reported that Longhorn had planned to transport initially 72,000 BPD of gasoline to the West Texas markets starting in October 1998 on the reversed existing crude oil pipeline. It had also been reported that once fully operational the pipeline would have the ultimate capacity to transport 225,000 BPD of refined products from Houston to terminals in Midland and El Paso. This new pipeline could significantly increase the supply of products in the Company's current principal markets that are served from El Paso.

        On August 31, 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company, two of its subsidiaries and an Austin, Texas law firm. The suit seeks damages against the Company and the law firm alleged to total up to $1,050,000,000 and injunctive relief based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with contractual relations, and conspiracy to abuse process. The Longhorn Suit appears to relate principally to the alleged involvement of subsidiaries of the Company and the named law firm in a federal lawsuit (the "Environmental Suit") in Austin, Texas filed by ranchers and joined by the Barton Springs- Edwards Aquifer Conservation District, the City of Austin and the Lower Colorado River Authority. The Environmental Suit resulted in a preliminary injunction issued by the Federal Court on August 25, 1998 requiring preparation of an environmental impact statement under the National Environmental Policy Act before Longhorn Partners uses the pipeline to transport refined petroleum products across Texas, including areas overlying the Edwards Aquifer in Central Texas. The Company believes the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it with respect to the filing of the Longhorn Suit.

        In addition to the projects described above, other projects have been explored from time to time by refiners and other entities, which projects, if consummated, could result in a further increase in the supply of products to some or all of the Company's markets.

        In recent years there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. While these transactions could increase the competitive pressures on the Company, the specific ramifications of these or other potential consolidations cannot presently be determined.

        At times in the past, the common carrier pipelines used by the Company to serve the Tucson and Phoenix markets have been operated at or near their capacity. In addition, the common carrier pipeline used by the Company to serve the Albuquerque market currently is operating at or near capacity. The addition of the Leased Pipeline to northwest New Mexico and related capital investments by the Company are expected ultimately to alleviate the pipeline constraint associated with the Albuquerque market. However, there is no assurance that the Company will not experience future constraints on its ability to deliver its products through common carrier pipelines or that any existing constraints will not worsen. In particular, the flow of additional products into El Paso for shipment to Arizona could result in the reoccurrence of such constraints.

        Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix has adopted even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in the latter part of 2000. This new requirement, other requirements of the Clean Air Act or other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements. The specifics and extent of these or other regulations and their attendant costs are not presently determinable.

        In July 1993, the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), filed a suit against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. Navajo, the DOJ and the State of New Mexico have settled this litigation, with the settlement anticipated to become final in the next several months. Under the settlement agreement, the Company will close the existing evaporation ponds of its wastewater treatment system. The agreement also provides that the Company will utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $5 million, of which $2 million already has been incurred. The costs to implement the alternative wastewater treatment system will be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement involves the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

Risk Management

        The Company uses certain strategies to reduce some commodity price and operational risks. The Company does not attempt to eliminate all market risk exposures, when the Company believes that the exposure relating to such risk would not be significant to the Company's future earnings, financial position, capital resources or liquidity.

        As previously noted, the Company's profitability depends largely on the spread between market prices for refined products and crude oil prices. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity future contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. Such contracts do not increase the market risks to which the Company is exposed and are used solely to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated.

        As disclosed in Note 6 to the Consolidated Financial Statements, the Company has outstanding unsecured debt of $75.5 million and short-term borrowings under the Credit Agreement of $11.6 million at July 31, 1998. The Company does not have significant exposure to changing interest rates on its long-term debt because the interest rates are fixed and long-term debt now represents less than 40% of the Company's total capitalization. Borrowings under the Credit Agreement are based primarily on the bank's daily effective prime rate, thus the interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement and cash investments are short-term, and such a change in interest rates would therefore not have a material effect on the value of such debt or cash investments.

        The Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverage, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable or premium costs, in the judgement of the Company, do not justify such expenditures.

The Year 2000 Problem

        The Year 2000 Problem is the result of older computer systems using a two-digit format rather than a four-digit format to define the applicable year with the result that such computer systems may be unable to interpret properly dates beyond the year 1999. This inability could lead to a failure of information systems and disruptions of business and financial operations. Year 2000 risks exist both in information technology ("IT") systems that employ computer hardware and software and in non-IT systems such as embedded computer chips or microcontrollers that control the operation of the equipment in which they are installed. Computer failures because of the Year 2000 problem could affect the Company either because of failures of computers used in the Company's operations and record-keeping or because of computer failures that adversely affect third parties that are suppliers to or customers of the Company.

        Partly with the assistance of outside consultants, the Company has taken steps to identify key financial, informational and operational systems that may be affected by the Year 2000 Problem. Based on certifications by third-party suppliers of the Company's principal IT systems, the Company believes that its principal IT systems either are now unaffected by the Year 2000 Problem or are the subject of currently scheduled replacement or upgrading that will make these systems free of Year 2000 issues. Under the Company's current plans, all IT systems believed by the Company to have significance to the Company's operations or financial condition will be free of Year 2000 issues by September 1999.

        Because of the nature of non-IT systems embedded in equipment used in the Company's operations, the Company has not yet fully assessed the extent to which these non-IT systems could fail because of the Year 2000 Problem and thereby cause significant problems for the Company's operations, financial condition or liquidity. The Company plans by January 1999 to identify, based on information and/or certifications from suppliers or other third parties, the types of non-IT systems that appear to be significantly at risk of failure due to the Year 2000 Problem; by January 1999 it is planned that items of equipment possibly or certainly containing at-risk chips will be identified and ranked in order of the consequences of a failure on the Company's operations; the Company plans by April 1999 to repair or replace those pieces of equipment for which a failure would be expected to create serious problems for Company operations. Because of the nature of the non-IT systems, there can be no assurance that the Company will correctly identify all non-IT systems that are subject to failure because of the Year 2000 Problem or that all non-IT systems significant to the Company's operations will be repaired or replaced as necessary prior to the end of 1999.

        To the extent possible the Company plans to test or receive certifications with respect to all significant IT and non-IT systems by September 30, 1999.

        The Company has begun to assess the possible effects of the Year 2000 Problem on third parties that are important to the Company's operations. The Company plans to communicate regularly on this issue with critical third parties, such as suppliers of power or telecommunications services to the Company's operational facilities, third-party carriers of raw materials and refined products, and major customers. As problems of third parties are identified, the Company will take any steps available to reduce the impact on the Company of a failure in a third party caused by the Year 2000 Problem.

        The cost to the Company of dealing with the Year 2000 Problem is not expected to be material. Although a portion of the time of IT personnel and related management has been and will be employed in evaluating the problem, taking corrective actions and preparing contingency plans, the Company does not believe that other IT projects or operations have been or will be adversely affected. Monetary costs expected to be involved in dealing with the Year 2000 Problem are not expected to be significant: all costs of review, analysis and corrective action (excluding IT system upgrades that were scheduled to be implemented without regard to the Year 2000 Problem) are expected to total less than $250,000.

        Based on the analysis performed to this point, the Company believes that the most important risk of the Year 2000 Problem to the Company's results of operations and financial condition is that third-party suppliers important to the operations of the Company's principal operating asset, the Navajo refinery at Artesia and Lovington, New Mexico, would for a period of time be unable to perform their normal roles because of difficulties created by the Year 2000 Problem for the third parties and/or for persons supplying the third parties. The greatest vulnerability is in the case of providers that are the Company's principal or sole source for an essential input -- for example power to operate the refinery. If such a provider were to be unable to continue supplying the refinery because of the Year 2000 Problem, the Company would be forced to suspend the affected operations until the provider could solve the problem or in some cases until an alternative supply could be arranged. The Company has begun, and intends to continue until the year 2000, regular contacts with critical suppliers to determine their evaluations of their vulnerability to the Year 2000 Problem. In the event that a particular supplier appears to be vulnerable, the Company will seek to obtain alternative supplies to the extent they are available. However, in the case of some inputs, alternative supplies may not realistically be available even if the supply problem is identified months in advance. In other cases, an unexpected third-party failure could occur in spite of extensive prior communications with key suppliers and the only feasible remedy to the Company for a substantial period might be emergency corrective action by the affected third party if the third party were capable of taking such action.

        The Company has begun contingency planning for actions to be taken in the event its operations are adversely affected by the Year 2000 Problem. A contingency plan is expected to be completed by July 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK

        See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        Index to Consolidated Financial Statements


                                                                                               Page
                                                                                             Reference
                                                                                             ---------


               Report of Independent Auditors.................................                   32

               Consolidated Balance Sheet at July 31,
                  1998 and 1997...............................................                   33

               Consolidated Statement of Income for the
                  years ended July 31, 1998, 1997 and 1996....................                   34

               Consolidated Statement of Cash Flows for
                  the years ended July 31,
                  1998, 1997 and 1996.........................................                   35

               Consolidated Statement of Stockholders' Equity
                  for the years ended July 31, 1998, 1997
                  and 1996....................................................                   36

               Notes to Consolidated Financial
                  Statements..................................................                   37


REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS




The Board of Directors
and Stockholders of Holly Corporation

        We have audited the accompanying consolidated balance sheet of Holly Corporation at July 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at July 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP


Dallas, Texas
September 24, 1998

                                HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET


($ in thousands, except per share amounts)                                   July 31,
                                                                    ------------------------
                                                                       1998          1997
--------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents ....................................   $    2,602    $   20,042
   Accounts receivable (Notes 3 and 6) ..........................       82,379       105,821
   Inventories (Notes 4 and 6) ..................................       55,842        58,273
   Income taxes receivable ......................................          653         1,319
   Prepayments and other ........................................       12,911         9,273
                                                                    ----------    ----------
      Total current assets ......................................      154,387       194,728

Properties, plants and equipment, net (Note 5) ..................      173,297       143,540
Investments and advances to joint ventures ......................        5,510         5,235
Other assets ....................................................       16,663         6,300
                                                                    ----------    ----------

                                                                    $  349,857    $  349,803
                                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable (Note 3) ....................................   $  109,139    $  124,585
   Accrued liabilities (Notes 9 and 11) .........................       13,392        13,730
   Income taxes payable .........................................          288           397
   Current maturities of long-term debt (Note 6) ................        5,175        10,775
   Borrowings under credit agreement (Note 6) ...................       11,600            --
                                                                    ----------    ----------
      Total current liabilities .................................      139,594       149,487

Deferred income taxes (Note 7) ..................................       25,573        19,679

Long-term debt, less current maturities (Note 6) ................       70,341        75,516

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Notes 6 and 8)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued .............................           --            --
   Common stock, $.01 par value - 20,000,000 shares
     authorized; 8,650,282 shares issued ........................           87            87
   Additional capital ...........................................        6,132         6,132
   Retained earnings ............................................      109,686        99,471
                                                                    ----------    ----------
                                                                       115,905       105,690
   Common stock held in treasury, at cost - 396,768 shares ......         (569)         (569)
   Net unrealized loss on securities available for sale .........         (987)           --
                                                                    ----------    ----------
      Total stockholders' equity ................................      114,349       105,121
                                                                    ----------    ----------

                                                                    $  349,857    $  349,803
                                                                    ==========    ==========

See accompanying notes.

                                HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME


($ in thousands, except per share amounts)                   Years ended July 31,
                                                     --------------------------------------
                                                        1998          1997          1996
-------------------------------------------------------------------------------------------

REVENUES
   Refined products (Note 12) ....................   $  582,043    $  713,614    $  670,094
   Oil and gas ...................................        6,824         5,779         5,365
   Miscellaneous .................................          737         1,953           831
                                                     ----------    ----------    ----------
                                                        589,604       721,346       676,290

COSTS AND EXPENSES
   Cost of refined products ......................      515,767       656,613       600,478
   General and administrative ....................       13,714        13,348        14,081
   Depreciation, depletion and amortization ......       24,379        20,153        19,315
   Exploration expenses, including dry holes .....        2,979         3,732         4,018
                                                     ----------    ----------    ----------
                                                        556,839       693,846       637,892
                                                     ----------    ----------    ----------
Income from operations ...........................       32,765        27,500        38,398

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ..........        1,766           414            --
   Interest income ...............................          646         3,244         3,024
   Interest expense (Note 6) .....................       (8,371)       (9,339)       (9,634)
   Transaction costs of terminated
      merger (Note 13) ...........................       (1,940)           --            --
                                                     ----------    ----------    ----------
                                                         (7,899)       (5,681)       (6,610)
                                                     ----------    ----------    ----------
Income before income taxes .......................       24,866        21,819        31,788

Income tax provision (benefit) (Note 7)
   Current .......................................        3,121         7,251        13,365
   Deferred ......................................        6,578         1,481          (811)
                                                     ----------    ----------    ----------
                                                          9,699         8,732        12,554
                                                     ----------    ----------    ----------

Net income .......................................   $   15,167    $   13,087    $   19,234
                                                     ==========    ==========    ==========



Net income per common share
  (basic and diluted) ............................   $     1.84    $     1.59    $     2.33
                                                     ==========    ==========    ==========


Cash dividends paid per common share .............   $      .60    $      .51    $      .42
                                                     ==========    ==========    ==========


Average number of shares of common
   stock outstanding (in thousands) ..............        8,254         8,254         8,254
                                                     ==========    ==========    ==========


See accompanying notes.

                                HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS



($ in thousands)                                                   Years ended July 31,
                                                           --------------------------------------
                                                              1998          1997          1996
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..........................................   $   15,167    $   13,087    $   19,234
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ........       24,379        20,153        19,315
       Deferred income taxes ...........................        6,578         1,481          (811)
       Equity in earnings of joint ventures ............       (1,766)         (414)           --
       Dry hole costs and leasehold impairment .........        1,190         1,760         1,976
       (Increase) decrease in operating assets
         Accounts receivable ...........................       23,442        (1,435)      (18,561)
         Inventories ...................................        2,431       (19,600)        3,508
         Income taxes receivable .......................          666        (1,319)        1,540
         Prepayments and other .........................          746          (360)          314
       Increase (decrease) in operating liabilities
         Accounts payable ..............................      (15,446)        2,164        15,604
         Accrued liabilities ...........................         (338)        1,277          (694)
         Income taxes payable ..........................         (109)       (4,331)        4,274
       Turnaround expenditures .........................      (18,771)       (7,147)       (1,858)
       Other, net ......................................           24           141           611
                                                           ----------    ----------    ----------
           Net cash provided by operating activities ...       38,193         5,457        44,452

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings under credit agreement .......       11,600            --            --
   Increase in notes payable ...........................           --            --        39,000
   Payment of long-term debt ...........................      (10,775)      (10,774)      (10,775)
   Debt issuance costs .................................         (547)           --          (403)
   Cash dividends ......................................       (4,952)       (4,209)       (3,466)
                                                           ----------    ----------    ----------
           Net cash provided by (used for)
            financing activities .......................       (4,674)      (14,983)       24,356

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment .......      (49,715)      (30,304)      (18,281)
   Investments and advances to joint ventures ..........       (2,000)       (4,087)           --
   Distributions from joint venture ....................        3,734            --            --
   Investment in equity securities .....................       (2,978)           --            --
                                                           ----------    ----------    ----------
           Net cash used for investing activities ......      (50,959)      (34,391)      (18,281)
                                                           ----------    ----------    ----------

CASH AND CASH EQUIVALENTS
   Increase (decrease) for the year ....................      (17,440)      (43,917)       50,527
   Beginning of year ...................................       20,042        63,959        13,432
                                                           ----------    ----------    ----------
   End of year .........................................   $    2,602    $   20,042    $   63,959
                                                           ==========    ==========    ==========



See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


($ in thousands)

                                                                                             Net
                                                                                          unrealized
                                                                                           loss on       Amount       Total
                                                                                          securities      due         stock-
                                          Common    Additional   Retained     Treasury     available      from        holders'
                                          stock       capital    earnings      stock       for sale       ESOP        equity
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1995 .............   $      87   $   6,132   $  74,803    $    (569)   $      --    $    (410)   $  80,043

Net income ...........................          --          --      19,234           --           --           --       19,234
Dividends paid .......................          --          --      (3,466)          --           --           --       (3,466)
Reduction in amount due
  from ESOP ..........................          --          --          --           --           --          410          410
Tax benefit of dividends
  paid to ESOP on
   unallocated shares ................          --          --          22           --           --           --           22
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1996 .............          87       6,132      90,593         (569)          --           --       96,243

Net income ...........................          --          --      13,087           --           --           --       13,087
Dividends paid .......................          --          --      (4,209)          --           --           --       (4,209)
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1997 .............          87       6,132      99,471         (569)          --           --      105,121

Net income ...........................          --          --      15,167           --           --           --       15,167
Dividends paid .......................          --          --      (4,952)          --           --           --       (4,952)
Net unrealized loss on securities
   available for sale ................          --          --          --           --         (987)          --         (987)
                                         ---------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1998 .............   $      87   $   6,132   $ 109,686    $    (569)   $    (987)   $      --    $ 114,349
                                         =========   =========   =========    =========    =========    =========    =========


See accompanying notes.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        Holly Corporation, including its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is an independent refiner of petroleum and petroleum derivatives which produces a high proportion of high value light products such as gasoline, diesel fuel and jet fuel for sale primarily in the southwestern United States and northern Mexico. Navajo Refining Company ("Navajo"), one of the wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which it operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD") and can process a variety of high sulphur sour crude oils. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana, which can process a range of crude oils and which serves primarily the State of Montana.

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

INVENTORIES

        Inventories are stated at the lower of cost, using the last-in, first-out ("LIFO") method for crude oil and refined products and the average cost method for materials and supplies, or market.

INVESTMENTS IN JOINT VENTURES

        In fiscal 1996, the Company entered into a joint venture to transport liquid petroleum gas to Mexico. The Company has a 25% interest in the joint venture and accounts for earnings using the equity method. In addition to the cash investment made in fiscal 1997, the Company contributed to the joint venture properties which had a net book value of $734,000 in fiscal 1996 and $227,000 in fiscal 1998.

        In fiscal 1998, the Company entered into a joint venture of retail service stations and convenience stores in Montana. The Company has a 49% interest in the joint venture and accounts for earnings using the equity method.

INVESTMENTS IN EQUITY SECURITIES

        Investments in equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of stockholders' equity.

REVENUE RECOGNITION

        Sales and related cost of sales are recognized when products are shipped to customers and title passes. Sales are reported exclusive of excise taxes. Intercompany oil and gas sales of $544,000 in 1998, $913,000 in 1997 and $885,000 in 1996 have been eliminated.

DEPRECIATION

         Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 10 to 16 years for refining and pipeline facilities and 3 to 10 years for corporate and other assets.

TURNAROUND COSTS

        Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at three to five year intervals. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996


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

OIL AND GAS EXPLORATION AND DEVELOPMENT

        The Company accounts for the acquisition, exploration, development and production costs of its oil and gas activities using the successful efforts method of accounting. Lease acquisition costs are capitalized; undeveloped leases are written down when determined to be impaired and written off upon expiration or surrender. Geological and geophysical costs and delay rentals are expensed as incurred. Exploratory well costs are initially capitalized, but if the effort is unsuccessful, the costs are charged against earnings. Development costs, whether or not successful, are capitalized. Productive properties are stated at the lower of amortized cost or estimated realizable value of underlying proved oil and gas reserves. Depreciation, depletion and amortization of such properties is computed by the unit-of-production method. At July 31, 1998, the Company had not discovered a material amount of proven reserves.

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

EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128, which establishes standards for computing and presenting earnings per share, is effective for interim and annual periods ending after December 15, 1997 and requires restatement of earnings per share data presented in prior periods. The Company adopted SFAS No. 128 in the quarterly period ending January 31, 1998. The adoption of SFAS No. 128 did not have an impact on reported earnings per share. This new standard requires dual presentation of "basic" and "diluted" EPS calculations (see note 2). Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during each

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

period. Earnings per common share assuming dilution is computed based on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method.

STOCK-BASED COMPENSATION

        SFAS No. 123, "Accounting for Stock-Based Compensation" encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The company has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the exercise price.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." All three Statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 with early adoption permitted. The Statements will not have a material effect on the Company's results of operations, financial position, capital resources or liquidity.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996


2.     EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income as required by SFAS No. 128:

                                                                             1998
                                                    ---------------------------------------------------
                                                                                                  Per
                                                      Income                 Shares              Share
                                                    (Numerator)           (Denominator)          Amount
                                                    -----------           -------------          ------
                                                            (in thousands, except per share amounts)
Income per common share - basic
        Net income                                    $15,167                 8,254              $1.84
        Effect of dilutive stock options                                          4
                                                      -------                ------              -----
Income per common share -
        assuming dilution
        Net income                                    $15,167                 8,258              $1.84
                                                      =======                ======              =====


                                                                             1997
                                                    ---------------------------------------------------
                                                                                                  Per
                                                      Income                 Shares              Share
                                                    (Numerator)           (Denominator)          Amount
                                                    -----------           -------------          ------
                                                            (in thousands, except per share amounts)
Income per common share - basic
        Net income                                    $13,087                 8,254              $1.59
        Effect of dilutive stock options                                         --
                                                      -------                ------              -----
Income per common share -
        assuming dilution
        Net income                                    $13,087                 8,254              $1.59
                                                      =======                ======              =====


       In fiscal 1996, no stock options were outstanding. There were no transactions subsequent to July 31, 1998, which, had the transactions occurred before July 31, 1998, would materially change the number of common shares or potential common shares outstanding as of July 31, 1998.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

3.     ACCOUNTS RECEIVABLE

($ in thousands)                        1998            1997
                                      --------        --------
Product............................   $ 33,346        $ 45,608
Crude oil resales..................     49,033          60,213
                                      --------        --------
                                      $ 82,379        $105,821
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

       The majority of the Company's accounts receivable are due from companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition and, in certain circumstances, collateral, such as letters of credit or guaranties is required.

       Credit losses are provided for in the financial statements and consistently have been minimal.


4.     INVENTORIES

($ in thousands)                           1998            1997
                                         --------        --------
Crude oil and refined products.........  $ 46,754        $ 50,654
Materials and supplies.................    12,081           8,844
                                         --------        --------
                                           58,835          59,498
Reserve for lower of cost or market....     2,993           1,225
                                         --------        --------
                                         $ 55,842        $ 58,273
                                         ========        ========


       The excess of current cost over the LIFO value of inventory was $11,260,000 at July 31, 1997. Current cost approximates the LIFO value of inventory at July 31, 1998.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

5.     PROPERTIES, PLANTS AND EQUIPMENT

($ in thousands)                                           1998          1997
                                                         --------      --------
Properties, plants and equipment, at cost
   Refining and pipeline facilities ...................  $303,143      $254,486
   Oil and gas exploration
     and development ..................................    21,749        23,095
   Corporate and other ................................     1,101         1,126
                                                         --------      --------

                                                          325,993       278,707
Accumulated depreciation, depletion and
   amortization .......................................   152,696       135,167
                                                         --------      --------
                                                         $173,297      $143,540
                                                         ========      ========

       Refining and pipeline facilities at July 31, 1998 and 1997 include $17,304,000 and $12,833,000, respectively, of construction in progress which was not being depreciated at those dates, pending completion of the construction projects.

6.     DEBT

($ in thousands)                                           1998       1997
                                                         --------   --------
Senior Notes
   Series A ...........................................  $     --   $  5,600
   Series B ...........................................    15,500     20,667
   Series C ...........................................    39,000     39,000
   Series D ...........................................    21,000     21,000
Other .................................................        16         24
                                                         --------   --------
                                                           75,516     86,291
Less current maturities of long-
   term debt ..........................................     5,175     10,775
                                                         --------   --------
                                                         $ 70,341   $ 75,516
                                                         ========   ========

SENIOR NOTES

       In June 1991, the Company sold $80 million of Senior Notes to a group of insurance companies. The Series A Notes which were issued in the principal amount of $28 million, and paid off in full in fiscal 1998, had a 7-year life, required equal annual principal payments beginning June 15, 1994 and bore interest at 9.72%. The Series B Notes which were issued in

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

the principal amount of $52 million, have a 10-year life, require equal annual principal payments beginning June 15, 1996 and bear interest at 10.16%. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. The new $39 million Series C Notes have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at 7.62%. The new $21 million Series D Notes, for which previously issued Series B Notes were exchanged, have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at an initial rate of 10.16%, with reductions to 7.82% for the periods subsequent to the original maturity dates of the exchanged Series B Notes. The Senior Notes are unsecured and the note agreements impose certain restrictive covenants, including limitations on liens, additional indebtedness, sales of assets, investments, business combinations and dividends, which collectively are less restrictive than the terms of the bank Credit Agreement.

CREDIT AGREEMENT

       In October 1997, the Company and its subsidiaries entered into a new three-year credit agreement ("Credit Agreement") with a group of banks. The Credit Agreement provides a $100 million facility for letters of credit, or for direct borrowings of up to $50 million. Interest on borrowings is based upon, at the Company's option, (i) the higher of the agent bank's prime rate and the Federal funds rate plus .50% per annum; or (ii) various Euro-dollar related rates. A fee ranging from 1% to 1.5% per annum is payable on the outstanding balance of all letters of credit and a commitment fee ranging from .20% to .35% per annum is payable on the unused portion of the facility. Such fees are determined based on a quarterly calculation of the ratio of cash flow to debt of the Company. The borrowing base, which secures the facility, consists of accounts receivable and inventory. The Credit Agreement imposes certain requirements, including: (i) a prohibition of other indebtedness in excess of $5 million with exceptions for, among other things, indebtedness under the Company's Senior Notes; (ii) maintenance of certain levels of net worth, working capital and a cash flow-to-debt ratio; (iii) limitations on investments, capital expenditures and dividends; and (iv) a prohibition of changes in controlling ownership and material changes in senior management.

       At July 31, 1998, the Company had outstanding letters of credit totalling $6,169,000, and borrowings of $11,600,000, which bore interest at 8.5%. The unused commitment under the Credit Agreement at July 31, 1998 was $82,231,000, of which up to $38,400,000 may be used for additional direct borrowings.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

       The average and maximum amounts outstanding and the effective average interest rate for borrowings under the Company's current and prior credit agreements were as follows:

             ($ in thousands)                       1998
             ----------------------------------------------
             Average amount outstanding            $ 2,455
             Maximum balance                       $23,700
             Effective average interest rate           8.5%

       No borrowings under the Company's previous Credit Agreement were outstanding during fiscal 1996-1997.

       The Senior Notes and Credit Agreement restrict investments and distributions, including dividends. Under the most restrictive of these covenants, at July 31, 1998 approximately $11.9 million was available for the payment of dividends, subject to a maximum of $6 million per fiscal year.

       Maturities of long-term debt for the next five fiscal years are as follows: 1999 -- $5,175,000; 2000 -- $13,746,000; 2001 -- $13,738,000; 2002 --
$8,571,000 and 2003 -- $8,571,000.

       The Company made interest payments of $8,239,000 in 1998, $9,209,000 in 1997 and $9,409,000 in 1996.

       Based on the borrowing rates that the Company believes would be available for replacement loans with similar terms and maturities of the debt of the Company now outstanding, the Company estimates fair value of long-term debt including current maturities to be $79.0 million at July 31, 1998.

7.     INCOME TAXES

       The provision for income taxes is comprised of the following:

($ in thousands)                       1998          1997           1996
                                     --------      --------       --------
Current
  Federal ....................       $  2,589      $  5,838       $ 10,941
  State ......................            532         1,413          2,424
Deferred
  Federal ....................          5,268         1,244           (617)
  State ......................          1,310           237           (194)
                                     --------      --------       --------
                                     $  9,699      $  8,732       $ 12,554
                                     ========      ========       ========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996


       The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

($ in thousands)                                 1998          1997          1996
                                               --------      --------      --------
Tax computed at
  statutory rate .......................       $  8,703      $  7,637      $ 11,126
State income taxes, net of federal
  tax benefit ..........................          1,212         1,064         1,550
Other ..................................           (216)           31          (122)
                                               --------      --------      --------
                                               $  9,699      $  8,732      $ 12,554
                                               ========      ========      ========

       Operations of the corporation that was the sole limited partner of MRC prior to the acquisition of such corporation by the Company resulted in unused net operating loss carryforwards of approximately $9,000,000, which are expected to be available to the Company to a limited extent each year through 2006 based on the income of such corporation. As of July 31, 1998, approximately $4,200,000 of these net operating loss carryforwards remain available to offset future income. For financial reporting purposes, the benefit of these net operating loss carryforwards is being offset against contingent future payments of up to $95,000 per year through 2005 relating to the acquisition of such corporation.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company's deferred income tax assets and liabilities as of July 31, 1998 and 1997 are as follows:

      ($ in thousands)
                                                                        1998
                                                                      --------
                                                          Assets     Liabilities      Total
                                                         --------    -----------     --------
      Deferred taxes
        Accrued employee benefits ................       $  1,836     $   --         $  1,836
        Inventory valuation reserve ..............          1,193         --            1,193
        Deferred turnaround costs ................           --         (2,594)        (2,594)
        Pipeline lease ...........................            470         --              470
        Prepayments and other ....................          1,886       (1,873)            13
                                                         --------     --------       --------
      Total current ..............................          5,385       (4,467)           918

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

                                                                           1998
                                                                         --------
                                                          Assets        Liabilities       Total
                                                         --------       -----------      --------
  Properties, plants and equipment
   (due primarily to tax in excess
   of book depreciation) .........................           --           (20,784)        (20,784)
  Intangible drilling costs ......................           --              (720)           (720)
  Deferred oil and gas costs .....................          1,590            --             1,590
  Deferred turnaround costs ......................           --            (5,509)         (5,509)
  Investments in equity securities ...............            654            --               654
  Earnings of joint ventures .....................           --              (559)           (559)
  Other ..........................................            151            (396)           (245)
                                                         --------        --------        --------
Total noncurrent .................................          2,395         (27,968)        (25,573)
                                                         --------        --------        --------
                                                            7,780         (32,435)        (24,655)

Valuation allowance ..............................           --              --              --
                                                         --------        --------        --------
Total ............................................       $  7,780        $(32,435)       $(24,655)
                                                         ========        ========        ========

                                                                           1997
                                                                         --------
                                                          Assets        Liabilities       Total
                                                         --------       -----------      --------
      Deferred taxes
        Accrued employee benefits ................       $  1,844        $   --          $  1,844
        Inventory valuation reserve ..............            488            --               488
        Deferred turnaround costs ................           --              (436)           (436)
        Pipeline lease ...........................             37            --                37
        Prepayments and other ....................            848          (1,832)           (984)
                                                         --------        --------        --------
      Total current ..............................          3,217          (2,268)            949
        Properties, plants and equipment
         (due primarily to tax in excess
         of book depreciation) ...................           --           (19,569)        (19,569)
        Intangible drilling costs ................           --            (1,498)         (1,498)
        Deferred oil and gas costs ...............          2,040            --             2,040
        Deferred turnaround costs ................           --              (388)           (388)
        Earnings of joint ventures ...............           --              (177)           (177)
        Other ....................................            150            (237)            (87)
                                                         --------        --------        --------
      Total noncurrent ...........................          2,190         (21,869)        (19,679)
                                                         --------        --------        --------
                                                            5,407         (24,137)        (18,730)
      Valuation allowance ........................           --              --              --
                                                         --------        --------        --------
      Total ......................................       $  5,407        $(24,137)       $(18,730)
                                                         ========        ========        ========

       The Company made income tax payments of $646,000 in 1998, $9,679,000 in 1997 and $7,177,000 in 1996.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

8.     STOCK OPTION PLAN

       The Company has a stock option plan under which certain officers and employees have been granted options. All of the options have been granted at prices equal to the market value of the shares at the time of grant and expire on the tenth anniversary of the grant date. The options are subject to forfeiture with vesting for the options granted in fiscal 1998 of 20% at the time of grant and 20% in each of the four years thereafter and vesting for the options granted in fiscal 1997 of 33% annually beginning one year after the grant date. At July 31, 1998 and 1997, 751,500 shares of common stock were reserved for issuance under the stock option plan.

       The following summarizes stock option transactions:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                        Shares       Price
    ------------------------------------------------------------------------
    Balance at July 31, 1996                               --       $   --
    Granted                                              25,000        25.50
                                                       --------     --------

    Balance at July 31, 1997                             25,000        25.50
    Granted                                             340,000        26.75
                                                       --------     --------

    Balance at July 31, 1998                            365,000     $  26.67
                                                       ========     ========


    Options exercisable at July 31:
        1998                                             76,333     $  26.61
        1997                                               --       $   --

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

       The following summarizes information about stock options outstanding at July 31, 1998:

                                    Weighted
                                     Average               Weighted
                                    Remaining              Average
            Number                 Contractual             Exercise
         Outstanding                  Life                  Price
         -----------               -----------             --------
           340,000                     9.6                  $26.75
            25,000                     8.5                   25.50
           -------                     ---                  ------
           365,000                     9.5                  $26.67
           =======                     ===                  ======

       As required by SFAS No. 123, the Company has determined the pro-forma information as if it had accounted for stock options granted, under the fair value method of SFAS No. 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for fiscal 1998 and 1997; risk-free interest rates of 5.7% and 6.4%; dividend yield of 2.2% and 1.9%; expected common stock market price volatility factor of 17.2% and 18.9%; and a weighted-average expected life of the options of 6 years. The weighted-average fair value of options granted in fiscal 1998 and 1997 was $6.02 and $6.80 per share, respectively. The pro-forma effect of these options on net income and basic and diluted income per share are as follows:

($ in thousands, except per share amounts)                 1998           1997
                                                         --------       --------
Net income
  As reported                                            $ 15,167       $ 13,087
  Pro forma                                              $ 14,991       $ 13,069

Net income per share (basic and diluted)
  As reported                                            $   1.84       $   1.59
  Pro forma                                              $   1.82       $   1.58

9.     RETIREMENT PLANS

RETIREMENT PLAN

       The Company has a non-contributory defined benefit retirement plan that covers substantially all employees. The Company's policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee's years of service and compensation.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

       Pension expense includes the following components:

($ in thousands)                                           1998            1997            1996
                                                         --------        --------        --------
Service cost - benefits earned
  during the year ................................       $  1,257        $  1,170        $  1,125
Interest cost on projected benefit
  obligations ....................................          2,267           2,087           1,993
Actual return on plan assets .....................         (2,186)         (7,950)         (2,710)
Net amortization and deferral ....................         (1,313)          5,358             278
                                                         --------        --------        --------
Pension expense ..................................       $     25        $    665        $    686
                                                         ========        ========        ========

       The following table sets forth the funded status of the retirement plan and amounts recognized in the consolidated balance sheet:

($ in thousands)                                           1998            1997
                                                         --------        --------
Plan assets at fair value ........................       $ 37,818        $ 35,807
Actuarial present value of projected
  benefit obligations
   Accumulated benefit obligations
    Vested .......................................         21,932          19,313
    Unvested .....................................          2,770           2,223
   Provision for future salary
     increases ...................................          9,165           7,819
                                                         --------        --------
Projected benefit obligations ....................         33,867          29,355
                                                         --------        --------
Plan assets greater than projected
  benefit obligations ............................          3,951           6,452
Unrecognized net gain ............................         (4,424)         (8,225)
Unrecognized transition net
    asset ........................................           (584)           (797)
                                                         --------        --------
Accrued pension liability
  recognized in the consolidated
  balance sheet ..................................       $ (1,057)       $ (2,570)
                                                         ========        ========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996


        The principal actuarial assumptions were:

                                                              1998       1997       1996
                                                              ----       ----       ----
Discount rate ....................................              7%       7.5%       7.5%
Rate of future compensation
  increases ......................................              5%         5%         5%
Expected long-term rate of return
  on assets ......................................            8.5%       8.5%       8.5%

       Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

       Approximately 63% of plan assets is invested in equity securities and 37% is invested in fixed income securities and other instruments at July 31, 1998.

RETIREMENT RESTORATION PLAN

       The Company has adopted an unfunded retirement restoration plan that provides for additional payments from the Company so that total retirement plan benefits for executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. The Company accrued $297,000 in 1998, $265,000 in 1997 and $252,000 in 1996 in
connection with this plan. The accrued liability recognized in the consolidated balance sheet was $1,330,000 at July 31, 1998 and $1,297,000 at July 31, 1997.

DEFINED CONTRIBUTION PLANS

       The Company has defined contribution ("401(k)") plans that cover substantially all employees. Company contributions are based on employee's compensation and partially match employee contributions. The Company has expensed $1,058,000 in 1998, $1,058,000 in 1997 and $1,033,000 in 1996 in
connection with this plan.

10.    LEASE COMMITMENTS

       The Company leases certain facilities and equipment under operating leases, most of which contain renewal options. In addition, the Company has entered into an operating lease which began in fiscal 1997 and involves leasing more than 300 miles of 8" pipeline. The lease has an initial term of ten years with a renewal option for an additional ten years, and provides for future escalation of lease payments. At July 31, 1998, the minimum future rental commitments under operating leases having noncancellable lease terms in excess of one year total in the aggregate $49,233,000, of which the following amounts are payable over the next five years: 1999 -- $5,574,000; 2000 -- $5,687,000;
2001 -- $5,844,000; 2002 -- $5,815,000 and 2003 -- $5,541,000. Rental expense charged to operations was $7,165,000 in fiscal 1998 and was not significant in fiscal 1997 and 1996.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996


11.     CONTINGENCIES

     In July 1993, the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), filed a suit against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. Navajo, the DOJ and the State of New Mexico have settled this litigation, with the settlement anticipated to be final in the next several months. Under the settlement agreement, the Company will close the existing evaporation ponds of its wastewater treatment system. The agreement also provides that the Company will utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $5 million, of which $2 million has been incurred. The costs to implement the alternative wastewater treatment system will be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement involves the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

        On August 31, 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company, two of its subsidiaries and an Austin, Texas law firm. The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners. The suit seeks damages against the Company and the law firm alleged to total up to $1,050,000,000 and injunctive relief based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with contractual relations, and conspiracy to abuse process.

        The Longhorn Suit appears to relate principally to the alleged involvement of subsidiaries of the Company and the named law firm in a federal lawsuit (the "Environmental Suit") in Austin, Texas filed by ranchers and joined by the Barton Springs-Edwards Aquifer Conservation District, the City of Austin and the Lower Colorado River Authority. The Environmental Suit resulted in a preliminary injunction issued by the Federal Court on August 25, 1998 requiring preparation of an environmental impact statement under the National Environmental Policy Act before Longhorn Partners uses an existing crude oil pipeline and a newly constructed pipeline to transport refined petroleum products across Texas, including areas overlying the Edwards Aquifer in Central Texas.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1998, 1997 and 1996

        The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it with respect to the filing of the Longhorn Suit.

        The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or results of operations.

12.     SIGNIFICANT CUSTOMERS

        All revenues were domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico. The export sales were to an affiliate of PEMEX (the government-owned energy company of Mexico) and accounted for approximately $53,000,000 (9%) of the Company's revenues for fiscal 1998, $71,000,000 (10%) of revenues for fiscal 1997 and $40,000,000 (6%) of revenues for fiscal 1996. Sales of military jet fuel to the United States Government accounted for approximately $56,000,000 (10%) of the Company's revenues for fiscal 1998, $74,000,000 (10%) of revenues for fiscal 1997 and $70,000,000 (10%)
of revenues for fiscal 1996. In addition to the United States Government and PEMEX, another refiner, which is a purchaser of gasoline and diesel fuel for resale to retail customers, accounted for approximately $102,000,000 (17%) of the Company's revenues in fiscal 1998, $156,000,000 (22%) of the revenues for fiscal 1997 and $131,000,000 (19%) of the revenues in fiscal 1996. While a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers could have an adverse effect on the Company, the Company believes that the impact of such a loss on the Company's results of operations should be limited because the Company's sales volume with respect to products whose end-users are retail customers is more dependent on general retail demand in the Company's primary markets than on sales to any specific customer.

13.     TRANSACTION COSTS OF TERMINATED MERGER

        On September 1, 1998, the Company and Giant Industries, Inc. mutually agreed to terminate their proposed merger, which had been approved by the stockholders of both companies in late June. The decision to terminate the merger was made as a result of the filing of the Longhorn Suit, and as a result of continuing delays and uncertainties in negotiations with the Federal Trade Commission and the New Mexico Attorney General's Office concerning federal and state clearance of the merger. Merger related transaction costs of $1,940,000 were charged to expense.

                                HOLLY CORPORATION

                          July 31, 1998, 1997 and 1996

14.     QUARTERLY INFORMATION (UNAUDITED)

                                           First        Second         Third         Fourth
Financial Data                            Quarter       Quarter        Quarter       Quarter         Year
                                          -------       -------        -------       -------         ----
                                                   ($ in thousands, except per share amounts)
1998
   Revenues......................        $ 168,922     $ 136,783      $ 134,208     $ 149,691     $ 589,604
   Refining operating margin.....        $  16,225     $   7,999      $  17,018     $  24,490     $  65,732
   Income (loss) before
      income taxes...............        $   8,679     $  (1,634)     $   5,250     $  12,571     $  24,866
   Net income (loss).............        $   5,207     $    (980)     $   2,973     $   7,967     $  15,167
   Net income (loss) per common
      share (basic and diluted)..        $     .63     $    (.12)     $     .36     $     .97     $    1.84
Dividends per common share.......        $     .15     $     .15      $     .15     $     .15     $     .60
   Average number of shares of
      common stock outstanding
      (in thousands).............            8,254         8,254          8,254         8,254         8,254

1997
   Revenues......................        $ 186,946     $ 183,901      $ 180,081     $ 170,418     $ 721,346
   Refining operating margin.....        $  14,189     $   5,582      $  21,753     $  14,564     $  56,088
   Income (loss) before
      income taxes...............        $   5,358     $  (2,530)     $  13,122     $   5,869     $  21,819
   Net income (loss).............        $   3,208     $  (1,514)     $   7,855     $   3,538     $  13,087
   Net income (loss) per common
      share (basic and diluted)..        $     .39     $    (.18)     $     .95     $     .43     $    1.59
   Dividends per common share....        $     .12     $     .12      $     .12     $     .15     $     .51
   Average number of shares of
      common stock outstanding
      (in thousands).............            8,254         8,254          8,254         8,254         8,254

                                HOLLY CORPORATION

                          July 31, 1998, 1997 and 1996





                                 First     Second      Third     Fourth
Operating Data                  Quarter    Quarter    Quarter    Quarter      Year
                                -------    -------    -------    -------     ------
                                                 (barrels-per-day)
1998
  Sales of
    refined products .......     65,000     59,000     70,100     76,700     67,700
  Refinery production ......     50,200     58,400     68,600     70,400     61,800

1997
  Sales of
    refined products .......     70,900     66,800     68,200     71,200     69,300
  Refinery production ......     69,300     68,900     66,900     69,100     68,600

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company has had no change in, or disagreement with, its independent certified public accountants on matters involving accounting and financial disclosure.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 1998 which will be filed within 120 days of July 31, 1998 (the "Proxy Statement").

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report

          (1)  Index to Consolidated Financial Statements

                                                                                             Page in
                                                                                            Form 10-K
                                                                                            ---------
               Report of Independent Auditors..........................                        32
               Consolidated Balance Sheet at
                  July 31, 1998 and 1997...............................                        33
               Consolidated Statement of Income for
                 the years ended July 31, 1998,
                 1997, and 1996........................................                        34
               Consolidated Statement of Cash Flows
                  for the years ended July 31, 1998,
                  1997, and 1996.......................................                        35
               Consolidated Statement of Stockholders'
                  Equity for the years ended July 31,
                  1998, 1997 and 1996..................................                        36
               Notes to Consolidated Financial
                  Statements...........................................                        37


         (2) Index to Consolidated Financial Statement Schedules

         All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

         (3) Exhibits

               See Index to Exhibits on pages 60 to 63.


   (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the Company's fourth quarter that ended July 31, 1998.

               A Form 8-K report for the date September 1, 1998, was filed with respect to the mutually agreed termination of the proposed merger with Giant Industries, Inc.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    HOLLY CORPORATION
                                                    (Registrant)



                                                    /s/ LAMAR NORSWORTHY
                                                    -------------------------
                                                    Lamar Norsworthy
                                                    Chairman of the Board
                                                    and Chief Executive Officer

Date:  October 28, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature                                    Capacity                               Date
       ---------                                    --------                               ----
/s/ Lamar Norsworthy                       Chairman of Board of Directors            October 28, 1998
--------------------------                 and Chief Executive Officer
Lamar Norsworthy                           of the Company




/s/ Matthew P. Clifton                     President and Director                    October 28, 1998
----------------------------
Matthew P. Clifton



/s/ Jack P. Reid                           Executive Vice President,                 October 28, 1998
----------------------------               Refining and Director
Jack P. Reid



/s/ Henry A. Teichholz                     Vice President, Treasurer and             October 28, 1998
----------------------------               Controller (Principal Financial
Henry A. Teichholz                         and Accounting Officer)

       Signature                                    Capacity                               Date
       ---------                                    --------                               ----
/s/ William J. Gray                        Senior Vice President, Marketing          October 28, 1998
---------------------------                and Supply and Director
William J. Gray


/s/ Marcus R. Hickerson                    Director                                  October 28, 1998
---------------------------
Marcus R. Hickerson


/s/ A. J. Losee                            Director                                  October 28, 1998
--------------------------
A. J. Losee


/s/ Robert G. McKenzie                     Director                                  October 28, 1998
--------------------------
Robert G. McKenzie


/s/ Thomas K. Matthews, II                 Director                                  October 28, 1998
--------------------------
Thomas K. Matthews, II

                                HOLLY CORPORATION

                                INDEX TO EXHIBITS


  (Exhibits are numbered to correspond to the exhibit table in Item 601 of Regulation S-K)

  Exhibit
  Number                                 Description
  -------                                -----------
     3.1         -  Restated Certificate of Incorporation of the Registrant, as amended
                    (incorporated by reference to Exhibit 3(a), of Amendment No. 1 dated December 13, 1988 to Registrant's Annual Report on Form
                    10-K for its fiscal year ended July 31, 1988, File No. 1-3876).

     3.2         -  Bylaws of the Registrant, as amended (incorporated by reference to
                    Exhibit 3(b) of Registrant's Annual Report on Form 10-K for its
                    fiscal year ended July 31, 1993, File No. 1-3876).

     4.1         -  9.72% Series A Senior Note of Holly Corporation, dated as of June
                    26, 1991, to Hartnat & Co. with schedule attached thereto of four other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

     4.2         -  10.16% Series B Senior Note of Holly Corporation, dated as of June
                    26, 1991, to New York Life Insurance Company with schedule attached thereto of seven other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated June 26,
                    1991, File No. 1-3876).

     4.3         -  7.62% Series C Senior Note of Holly Corporation, dated as of
                    November 21, 1995, to John Hancock Mutual Life Insurance
                    Company, with schedule attached thereto of five other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.4 of Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    October 31, 1995, File No. 1-3876).

     4.4         -  Series D Senior Note of Holly Corporation, dated as of November
                    21, 1995, to John Hancock Mutual Life Insurance Company, with schedule attached thereto of three other substantially identical Notes which differ only in the respects set forth in such schedule
                    (incorporated by reference to Exhibit 4.5 of Registrant's Quarterly
                    Report on Form 10-Q for the quarterly period ended October 31,
                    1995, File No. 1-3876).

  Exhibit
  Number                                 Description
  -------                                -----------


    4.5         -  Note Agreement of Holly Corporation, dated as of June 15, 1991, to
                   John Hancock Mutual Life Insurance Company, with schedule
                   attached thereto of eleven other substantially identical Note
                   Agreements which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.8 of Registrant's
                   Form 8-K dated June 26, 1991, File No. 1-3876).

    4.6         -  Note Agreement of Holly Corporation, dated as of November 15,
                   1995, to John Hancock Mutual Life Insurance Company, with
                   schedule attached thereto of five other substantially identical Note
                   Agreements which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.6 of Registrant's
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   October 31, 1995, File No. 1-3876).

    4.7         -  Guaranty, dated as of June 15, 1991, of Navajo Refining Company,
                   Navajo Pipeline Co., Midland-Lea, Inc., and Lea Refining Company
                   in favor of Kentucky Central Life Insurance Company, Pan-
                   American Life Insurance Company, American International Life
                   Assurance Company of New York, Safeco Life Insurance Company,
                   The Manhattan Life Insurance Company, The Union Central Life
                   Insurance Company, The Penn Insurance and Annuity Company, The
                   Penn Mutual Life Insurance Company, Confederation Life Insurance
                   Company, John Hancock Mutual Life Insurance Company, John
                   Hancock Variable Life Insurance Company, and New York Life
                   Insurance Company (incorporated by reference to Exhibit 4.3 of
                   Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

    4.8         -  Guaranty, dated as of November 1, 1995, of Navajo Crude Oil
                   Marketing and Navajo Western Asphalt Company in favor of New
                   York Life Insurance, John Hancock Mutual Life Insurance Company,
                   John Hancock Variable Life Insurance Company, Confederation Life
                   Insurance Company, The Penn Insurance and Annuity Company, The
                   Penn Mutual Life Insurance Company, The Manhattan Life Insurance
                   Company, The Union Central Life Insurance Company, Safeco Life
                   Insurance Company, American International Life Assurance
                   Company of New York, Pan-American Life Insurance Company and
                   Jefferson-Pilot Life Insurance Company (incorporated by reference to
                   Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the
                   quarterly period ended October 31, 1995, File No. 1-3876).

  Exhibit
  Number                                 Description
  -------                                -----------

     4.9         -  Guaranty, dated as of November 15, 1995, of Navajo Refining
                    Company, Navajo Pipeline Company, Lea Refining Company,
                    Navajo Holdings, Inc., Navajo Western Asphalt Company and
                    Navajo Crude Oil Marketing Company in favor of John Hancock
                    Mutual Life Insurance Company, John Hancock Variable Life
                    Insurance Company, Alexander Hamilton Life Insurance Company of
                    America, The Penn Mutual Life Insurance Company, AIG Life
                    Insurance Company and Pan-American Life Insurance Company
                    (incorporated by reference to Exhibit 4.7 of Registrant's Quarterly
                    Report on Form 10-Q for the quarterly period ended October 31,
                    1995, File No. 1-3876).

     4.10        -  Guaranty, dated as of October 10, 1997, of Navajo Corp., Navajo
                    Southern, Inc., Navajo Crude Oil Purchasing, Inc. and Lorefco, Inc
                    in favor of the Holders to the Note Agreements dated as of June 15,
                    1991 (incorporated by reference to Exhibit 4.28 of Registrant's
                    Annual Report on Form 10-K for its fiscal year ended July 31, 1997,
                    File No. 1-3876).

     4.11        -  Guaranty, dated as of October 10, 1997, of Navajo Corp., Navajo
                    Southern, Inc., Navajo Crude Oil Purchasing, Inc. and Lorefco, Inc
                    in favor of the Holders to the Note Agreements dated as of
                    November 15, 1995 (incorporated by reference to Exhibit 4.29 of
                    Registrant's Annual Report on Form 10-K for its fiscal year ended
                    July 31, 1997, File No. 1-3876).

     4.12        -  Letter of Consent, Waiver and Amendment, dated as of November
                    15, 1995, among Holly Corporation, and New York Life Insurance
                    Company, John Hancock Mutual Life Insurance Company, John
                    Hancock Variable Life Insurance Company, Confederation Life
                    Insurance Company, The Penn Insurance and Annuity Company, The
                    Penn Mutual Life Insurance Company, The Manhattan Life Insurance
                    Company, The Union Central Life Insurance Company, Safeco Life
                    Insurance Company, American International Life Assurance
                    Company of New York, Pan-American Life Insurance Company and
                    Jefferson-Pilot Life Insurance Company (incorporated by reference to
                    Exhibit 4.3 of Registrant's Quarterly Report on Form 10-Q for the
                    quarterly period ended October 31, 1995, File No. 1-3876).

  Exhibit
  Number                                 Description
  -------                                -----------

     4.13        -  $100,000,000 Credit and Reimbursement Agreement, dated as of
                    October 14, 1997, among Holly Corporation, Navajo Refining
                    Company, Black Eagle, Inc., Navajo Corp., Navajo Southern, Inc.,
                    Navajo Northern, Inc., Lorefco, Inc., Navajo Crude Oil Purchasing,
                    Inc., Navajo Holdings, Inc., Holly Petroleum, Inc., Navajo Pipeline
                    Co., Lea Refining Company, Navajo Western Asphalt Company and
                    Montana Refining Company, A Partnership, as Borrowers and
                    Guarantors, the Banks listed herein, Canadian Imperial Bank of
                    Commerce, as Administrative Agent, CIBC Inc., as Collateral Agent
                    and Morgan Guaranty Trust Company of New York, as
                    Documentation Agent, with schedules and exhibits (incorporated by reference to Exhibit 4.27 of Registrant's Annual Report on Form
                    10-K for its fiscal year ended July 31, 1997, File No. 1-3876).

     4.14        -  Holly Corporation Stock Option Plan - As adopted at the Annual
                    Meeting of Stockholders of Holly Corporation on December 13,
                    1990 (incorporated by reference to Exhibit 4(i) of Registrant's
                    Annual Report on Form 10-K for its fiscal year ended July 31, 1991,
                    File No. 1-3876).

    10.1         -  Supplemental Payment Agreement, dated as of July 8, 1993, between
                    Lamar Norsworthy and Holly Corporation (incorporated by reference to Exhibit 10(a) of Registrant's Annual Report on Form 10-K for its
                    fiscal year ended July 31, 1993, File No. 1-3876).

    10.2         -  Supplemental Payment Agreement, dated as of July 8, 1993, between
                    Jack P. Reid and Holly Corporation (incorporated by reference to
                    Exhibit 10(b) of Registrant's Annual Report on Form 10-K for its
                    fiscal year ended July 31, 1993, File No. 1-3876).

    21           -  Subsidiaries of Registrant

    23           -  Consent of Independent Auditors

    27           -  Financial Data Schedule

    99           -  Copy of civil action against the Company's subsidiary, Navajo
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