Form 10-Q
period 1998-10-31
HOLLY CORP
filed 1998-12-15
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                         75-1056913
 -------------------------------                       -----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                   75201-6927
----------------------------------------               -----------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code    (214) 871-3555
                                                   --------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes  X    No
                                                                  ----     ----

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on December 7, 1998.

                                HOLLY CORPORATION
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.            FINANCIAL INFORMATION

   Item 1.         Financial Statements

      Consolidated Balance Sheet -
         October 31, 1998 (Unaudited) and July 31, 1998                      3

      Consolidated Statement of Income (Unaudited) -
         Three Months Ended October 31, 1998 and 1997                        4

      Consolidated Statement of Cash Flows (Unaudited) -
         Three Months Ended October 31, 1998 and 1997                        5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months Ended October 31, 1998 and 1997                        6

      Notes to Consolidated Financial Statements (Unaudited)                 7

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         10

   Item 3.      Quantitative and Qualitative Disclosures
                About Market Risk                                           18

PART II.        OTHER INFORMATION

   Item 1.      Legal Proceedings                                           19

   Item 4.      Submission of Matters to a Vote of Security Holders         19

   Item 6.      Exhibits and Reports on Form 8-K                            20

   This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 10.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                            Unaudited
                                                                                           October 31,     July 31,
                              ASSETS                                                           1998          1998
                                                                                           -----------     --------
Current assets
   Cash and cash equivalents                                                               $     2,833     $  2,602
   Accounts receivable:  Product                                                                39,627       33,346
                         Crude oil resales                                                      52,007       49,033
                                                                                           -----------     --------
                                                                                                91,634       82,379
   Inventories:  Crude oil and refined products                                                 44,819       46,754
                 Materials and supplies                                                         10,830       12,081
                 Reserve for lower of cost or market                                            (4,384)      (2,993)
                                                                                           -----------     --------
                                                                                                51,265       55,842
   Income taxes receivable                                                                          --          653
   Prepayments and other                                                                        13,517       12,911
                                                                                           -----------     --------
              Total current assets                                                             159,249      154,387

Properties, plants and equipment, at cost                                                      330,735      325,993
Less accumulated depreciation, depletion and amortization                                     (156,946)    (152,696)
                                                                                           ------------    --------
                                                                                               173,789      173,297
Investments and advances to joint ventures                                                       5,394        5,510
Other assets                                                                                    16,187       16,663
                                                                                           -----------     --------
                                                                                           $   354,619     $349,857
                                                                                           ===========     ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                        $   106,174     $109,139
   Accrued liabilities                                                                          14,674       13,392
   Income taxes payable                                                                          1,388          288
   Current maturities of long-term debt                                                          5,175        5,175
   Borrowings under credit agreement                                                            16,100       11,600
                                                                                           -----------     --------
              Total current liabilities                                                        143,511      139,594

Deferred income taxes                                                                           25,286       25,573
Long-term debt, less current maturities                                                         70,341       70,341
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued                      --           --
   Common stock, $.01 par value - 20,000,000 shares authorized; 8,650,282 shares issued             87           87
   Additional capital                                                                            6,132        6,132
   Retained earnings                                                                           110,983      109,686
                                                                                           -----------     --------
                                                                                               117,202      115,905
   Common stock held in treasury, at cost - 396,768 shares                                        (569)        (569)
   Accumulated other comprehensive income - net unrealized loss on
      securities available for sale                                                             (1,152)        (987)
                                                                                           -----------     --------
              Total stockholders' equity                                                       115,481      114,349
                                                                                           -----------     --------
                                                                                           $   354,619     $349,857
                                                                                           ===========     ========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)



                                                      Unaudited
                                                  Three Months Ended
                                                     October 31,
                                                ------------------------
                                                  1998           1997
                                                  ----           ----

Revenues
  Refined products                              $ 140,061      $ 166,106
  Oil and gas                                         731          2,629
  Miscellaneous                                       179            187
                                                ---------      ---------
                                                  140,971        168,922
Costs and expenses
  Cost of refined products                        124,573        149,733
  General and administrative                        4,328          3,151
  Depreciation, depletion and amortization          5,987          5,174
  Exploration expenses, including dry holes           305            790
                                                ---------      ---------
                                                  135,193        158,848
                                                ---------      ---------
Income from operations                              5,778         10,074
Other
  Equity in earnings of joint ventures                394            351
  Interest income                                      50            398
  Interest expense                                 (1,931)        (2,144)
                                                ---------      ---------
                                                   (1,487)        (1,395)
                                                ---------      ---------
Income before income taxes                          4,291          8,679
Income tax provision (benefit)
  Current                                           1,851          1,708
  Deferred                                           (178)         1,764
                                                ---------      ---------
                                                    1,673          3,472
                                                ---------      ---------

Net income                                      $   2,618      $   5,207
                                                =========      =========


Income per common share (basic                  $     .32      $     .63
  and diluted)

Cash dividends paid per share                   $     .16      $     .15
Average number of shares of common
  stock outstanding (in thousands)                  8,254          8,254


See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)


                                                                             Unaudited
                                                                        Three Months Ended
                                                                             October 31,
                                                                    -----------------------------
                                                                      1998                 1997
                                                                    --------             --------
   Cash flows from operating activities
      Net income                                                    $  2,618             $  5,207
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                    5,987                5,174
           Deferred income taxes                                        (178)               1,764
           Equity in earnings of joint venture                          (394)                (351)
           Dry hole costs and leasehold impairment                         2                  177
           (Increase) decrease in operating assets
             Accounts receivable                                      (9,255)             (16,036)
             Inventories                                               4,577                8,833
             Income taxes receivable                                     653                  203
             Prepayments and other                                      (605)                (518)
           Increase (decrease) in operating liabilities
             Accounts payable                                         (2,965)              20,939
             Accrued liabilities                                       1,282                1,933
             Income taxes payable                                      1,100                1,283
           Turnaround expenditures                                        --              (13,150)
           Other, net                                                 (1,526)                  44
                                                                    --------             --------
           Net cash provided by operating activities                   1,296               15,502

   Cash flows from financing activities
      Increase in borrowings under credit agreement                    4,500                   --
      Debt issuance costs                                                 --                 (500)
      Cash dividends                                                  (1,321)              (1,238)
                                                                    --------             --------
           Net cash provided by (used for) financing activities        3,179               (1,738)

   Cash flows from investing activities
      Additions to properties, plants and equipment                   (4,794)             (12,830)
      Distribution from joint venture                                    550                   --
                                                                    --------             --------
           Net cash used for investing activities                     (4,244)             (12,830)
                                                                    --------             --------

   Cash and cash equivalents
      Increase for the period                                            231                  934
      Beginning of year                                                2,602               20,042
                                                                    --------             --------
      End of period                                                 $  2,833             $ 20,976
                                                                    ========             ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                      $    220             $    337
      Income taxes                                                  $     50             $    175


See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                              (Dollars in millions)



                                                            Unaudited
                                                       Three Months Ended
                                                           October 31,
                                                       --------------------
                                                         1998        1997
                                                       -------      -------
Net income                                             $ 2,618      $ 5,207

Other comprehensive income, net of tax
  Unrealized loss on securities available for sale        (165)          --
                                                       -------      -------

Comprehensive income                                   $ 2,453      $ 5,207
                                                       =======      =======




See accompanying notes.

                                HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1998), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 31, 1998, the consolidated results of operations for the three months ended October 31, 1998 and 1997, and consolidated cash flows for the three months ended October 31, 1998 and 1997.

        Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first three months of fiscal 1999 are not necessarily indicative of the results to be expected for the full year.

Note B - Adoption of New Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company is adopting all three statements in the current fiscal year ending July 31, 1999.

        SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In this Report, the Company has added a separate statement of comprehensive income to conform with the new requirements of SFAS No. 130.

        SFAS No. 131 establishes new standards for reporting information about operating segments in annual financial statements and requires selected operating segment information to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for the Company's financial statements beginning with the fiscal year ending July 31, 1999 at which time prior period segment information presented for comparative purposes is required. Interim period information is not required until the second year of application, at which time comparative information is required. Because interim period information is not required under this statement for the Company's current fiscal year, the requirements of this statement are not reflected in this Report. Because this statement addresses how supplemental financial information is disclosed

                                HOLLY CORPORATION




in annual and interim reports, the adoption will have no impact on the Company's financial condition or results of operations.

        SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement becomes effective for the Company's financial statements beginning with the fiscal year ending July 31, 1999 at which time restatement of prior period disclosures presented for comparative purposes is required unless the information is not readily available. Because interim period information is not required under this statement, the requirements of this statement are not reflected in this Report. Because this statement addresses how supplemental financial information is disclosed in annual reports, the adoption will have no impact on the Company's financial condition or results of operations.

Note C - Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income as required by SFAS No. 128:


                                        Three Months Ended October 31, 1998
                                        ----------------------------------------
                                                                          Per
                                       Income           Shares            Share
                                     (Numerator)     (Denominator)        Amount
                                     -----------     -------------        ------
                                        (in thousands, except per share amounts)

Income per common share - basic
   Net income                           $2,618           8,254            $  .32
   Effect of dilutive stock options         --              --                --
                                        ------          ------            ------

Income per common share -
  assuming dilution
   Net income                           $2,618           8,254            $  .32
                                        ======           =====            ======

                                HOLLY CORPORATION


                                       Three Months Ended October 31, 1997
                                    ----------------------------------------
                                                                   Per
                                        Income        Shares       Share
                                      (Numerator)  (Denominator)   Amount
                                      -----------  -------------   ------
                                    (in thousands, except per share amounts)
Income per common share - basic
   Net income                           $5,207         8,254       $  .63
   Effect of dilutive stock options         --            --           --
                                        ------        ------       ------

Income per common share -
  assuming dilution
   Net income                           $5,207         8,254       $  .63
                                        ======        ======       ======

Note D - Contingencies

     In July 1993, the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), filed a suit against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. An agreement among Navajo, the DOJ and the State of New Mexico for settlement of this litigation has become final. Under the settlement agreement, the Company will close the existing evaporation ponds of its wastewater treatment system. The agreement also provides that the Company will utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $5 million, of which $2 million has been incurred. The costs to implement the alternative wastewater treatment system will be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement involves the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

          On August 31, 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company, two of its subsidiaries and an Austin, Texas law firm. The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners. The suit seeks damages against the Company and the law firm alleged to total up to $1,050,000,000 and injunctive relief based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with contractual relations, and conspiracy to abuse process. The Longhorn Suit has been removed by the Company to

                                HOLLY CORPORATION

the Federal Court in Austin, Texas before which is pending the Environmental Suit described below; Longhorn Partners' motion to remand the suit to the state district court in El Paso is pending before the Federal Court. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it with respect to the filing of the Longhorn Suit.

          The Longhorn Suit appears to relate principally to the alleged involvement of subsidiaries of the Company and the named law firm in a federal lawsuit (the "Environmental Suit") in Austin, Texas filed by ranchers and joined by the Barton Springs-Edwards Aquifer Conservation District, the City of Austin and the Lower Colorado River Authority. The Environmental Suit resulted in a preliminary injunction issued by the Federal Court on August 25, 1998 requiring preparation of an environmental impact statement under the National Environmental Policy Act before Longhorn Partners uses an existing crude oil pipeline and a newly constructed pipeline to transport refined petroleum products across Texas, including areas overlying the Edwards Aquifer in Central Texas. Motions by Longhorn Partners to the U.S. Court of Appeals for the Fifth Circuit for a stay of the District Court order and for an expedited appeal were recently denied by the Federal Appeals Court.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

          Factors Affecting Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation statements in this Item 2 under the headings "Results of Operations" and "Liquidity and Capital Resources" (including "Risk Management" and "The Year 2000 Problem") are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, the effectiveness of Company capital investments and marketing strategies, the outcome of material litigation against the Company, the accuracy of technical analysis and evaluations relating to the Year 2000 Problem, and the abilities of third-party suppliers to the Company to avoid adverse effects of the Year 2000 Problem on their capacities to supply the Company. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements

                                HOLLY CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (Continued)

contained in this Quarterly Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 and in conjunction with the discussion below under the heading "Liquidity and Capital Resources." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

          Results of Operations

          Net income for the first quarter ended October 31, 1998 was $2.6 million as compared to $5.2 million for the first quarter of the prior year.

          The decrease in income in the first quarter of fiscal 1999 was principally due to decreased refinery margins, as compared to the same quarter of the prior year. Also reducing earnings in the first quarter of fiscal 1999 was a charge incurred to reduce the value of inventory by $1.4 million as a result of a decrease in crude oil and refined product prices. The decrease in earnings due to the reduced margins and inventory charge was partially offset by an increase in sales volumes to a record level, which represents a 19% increase from volumes in the first quarter of the prior year (when volumes were reduced due to a planned turnaround). Earnings in the first quarter of the current year were also favorably affected by the beginning of pipeline and terminalling revenues resulting from the alliance with FINA, Inc., which creates a comprehensive supply network of refined products in the Company's markets, and by transportation service income resulting from the West Texas crude oil gathering system which the Company recently purchased. Other items negatively impacting earnings in the first quarter of the current year were lower oil and gas income due to the reduction in scope of the Company's oil and gas program, an increase in general and administrative expenses relating to legal and administrative proceedings, and an increase in depreciation and amortization expense in the current year resulting from the prior year's turnaround expenditures. Revenues decreased in the three months ended October 31, 1998 from the prior year's comparable period as a result of reduced sales prices, partially offset by the increase in volumes.

          Liquidity and Capital Resources

          This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

                                HOLLY CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (Continued)

          Cash and cash equivalents increased during the three months ended October 31, 1998 by only $.2 million, as cash flows required for capital expenditures and dividends paid were approximately the same as cash flows generated from operations and new borrowings under the Credit Agreement. Working capital increased during the three months ended October 31, 1998 by $.9 million to $15.7 million. The Company's long-term debt at October 31, 1998 represents 39.5% of total capitalization as compared to 39.8% at July 31, 1998. At October 31, 1998, the Company had $33.9 million of unused borrowing capacity available under the Credit Agreement. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility to enable the Company for the foreseeable future to satisfy its liquidity needs, capital requirements, and debt service obligations while continuing the payment of dividends.

          Net cash provided by operating activities amounted to $1.3 million in the first three months of fiscal 1999, as compared to $15.5 million in the same period of the prior year. Cash flows provided by operations in the current year's three months were unusually low, while last year's first quarter cash flow from operations was relatively high, despite the significant turnaround expenditures incurred. The reduced earnings in the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998, had a negative impact on cash flows provided by operating activities. More significant were changes in certain working capital accounts, specifically accounts receivable, inventory and accounts payable. Last year's changes in these working capital accounts were somewhat unusual in that they related to the Navajo Refinery turnaround in the first quarter and early part of the second quarter of fiscal 1998, and combined had a favorable effect of cash flows from operations for that period. In the current year's first quarter, product accounts receivable increased significantly from a relatively low level at July 31, 1998 to a level at October 31, 1998 that was slightly higher than normal.

          Cash flows provided by financing activities amounted to $3.2 million in the first three months of fiscal 1999, as compared to cash flows used for financing activities of $1.7 million in the same period of the prior year. In October 1997, the Company entered into a new three-year Credit Agreement. The Credit Agreement provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and $50 million of which may be used for direct borrowings. The Company increased its net borrowings under the Credit Agrement by $4.5 million during the first quarter to an outstanding balance of $16.1 million as of October 31, 1998. The next principal payment of $5.2 million on the Company's Senior Notes is due in June 1999.

          Cash flows used for investing activities were $4.2 million in the first three months of fiscal 1999, as compared to $12.8 million in the same period of the prior year. All amounts expended were on capital projects. The net negative cash flow for investing activities was reduced in the first quarter of fiscal 1999 by a $.6 million distribution to the Company from

                                HOLLY CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (Continued)

the Rio Grande joint venture. The Company has adopted capital budgets totalling $20 million for fiscal 1999. The components of this budget are $7 million for various refinery improvements and environmental and safety enhancements, $12 million for various pipeline and transportation projects and $1 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to expend in the 1999 fiscal year a total of $8 million on items that were approved in previous capital budgets. These include projects at the Navajo Refinery, certain environmental enhancements, and additional expenditures for connecting pipelines and related product terminals to be used in conjunction with the leased pipeline to northwest New Mexico described below.

          The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline and is in the process of completing terminalling facilities in Bloomfield. Although portions of the construction project have been completed, several alternatives are still being pursued to address terminalling needs in the Albuquerque area. When the project, including the Albuquerque portion, is completed, these facilities will allow the Company to use the Leased Pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and markets in northwest New Mexico. The Leased Pipeline and recently constructed facilities will be available during fiscal 1999 for the transport of petroleum products to certain markets in northwest New Mexico. The total estimated cost of this project is $17 million, of which $7 million remains to be spent.

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

          Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and The Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners, is in the process of reversing an existing crude oil pipeline and constructing a connecting pipeline for the

                               HOLLY CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (Continued)

transportation of petroleum products from Gulf Coast refineries to El Paso. It has been reported that Longhorn had planned to transport initially 72,000 BPD of gasoline to the West Texas markets starting in October 1998 on the reversed existing crude oil pipeline. It had also been reported that once fully operational the pipeline would have the ultimate capacity to transport 225,000 BPD of refined products from Houston to terminals in Midland and El Paso. Use of this pipeline is currently prohibited by an injunction issued by the Federal District Court in Austin, Texas in the Environmental Suit described below. This new pipeline could significantly increase the supply of products in the Company's current principal markets that are served from El Paso.

          On August 31, 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company, two of its subsidiaries and an Austin, Texas law firm. The suit seeks damages against the Company and the law firm alleged to total up to $1,050,000,000 and injunctive relief based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with contractual relations, and conspiracy to abuse process. The Longhorn Suit appears to relate principally to the alleged involvement of subsidiaries of the Company and the named law firm in a federal lawsuit (the "Environmental Suit") in Austin, Texas filed by ranchers and joined by the Barton Springs-Edwards Aquifer Conservation District, the City of Austin and the Lower Colorado River Authority. The Environmental Suit resulted in a preliminary injunction issued by the Federal Court in August 1998 requiring preparation of an environmental impact statement under the National Environmental Policy Act before Longhorn Partners uses its pipeline to transport refined petroleum products across Texas. The Company believes the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it with respect to the filing of the Longhorn Suit.

          In July 1993, the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), filed a suit against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging that, beginning in September 1990 and continuing through the present, Navajo has violated and continues to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. An agreement among Navajo, the DOJ and the State of New Mexico for settlement of this litigation has become final. Under the settlement agreement, the Company will close the existing evaporation ponds of its wastewater treatment system. The agreement also provides that the Company

                                HOLLY CORPORATION


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (Continued)

will utilize an alternative to the existing wastewater treatment system at an estimated total cost of approximately $5 million, of which $2 million already has been incurred. The costs to implement the alternative wastewater treatment system will be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles. Finally, the agreement involves the payment of a civil penalty of less than $2 million. In fiscal 1993, the Company recorded a $2 million reserve for this litigation.

Risk Management

          The Company uses certain strategies to reduce some commodity price and operational risks. The Company does not attempt to eliminate all market risk exposures when the Company believes that the exposure relating to such risk would not be significant to the Company's future earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit.

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

          The Company has outstanding unsecured debt of $75.5 million and short-term borrowings under the Credit Agreement of $16.1 million at October 31, 1998. The Company does not have significant exposure to changing interest rates on its long-term debt because the interest rates are fixed and long-term debt now represents less than 40% of the Company's total capitalization. Borrowings under the Credit Agreement are based primarily on the bank's daily effective prime rate, thus the interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would not materially impact

                                HOLLY CORPORATION


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (Continued)

the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement and cash investments are short-term, and such a change in interest rates would therefore not have a material effect on the value of such debt or cash investments.

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


Item 3.  Quantitative and Qualitative
              Disclosures About Market Risk

          See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                HOLLY CORPORATION



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

        In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that Navajo, beginning in September 1990 and continuing until the present, had violated and continues to violate RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint seeks a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D to the Consolidated Financial Statements, an agreement for settlement of this case has become final.

        On August 31, 1998, a lawsuit was filed by Longhorn Partners Pipeline, L.P. in state district court in El Paso, Texas against the Company, two of its subsidiaries and an Austin, Texas law firm. The suit seeks damages against the Company and the law firm alleged to total up to $1,050,000,000 and injunctive relief based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with contractual relations, and conspiracy to abuse process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D to the Consolidated Financial Statements for a further discussion of this lawsuit.

Item 4.  Submission of Matters to a Vote of Securities Holders

        At the annual meeting of stockholders on December 10, 1998, all eight of the management's nominees for directors as listed in the proxy statement were elected.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                                        Total Shares Voted   Total Shares Voted
                                               "For"              "Withheld"
                                        ------------------   ------------------
               Matthew P. Clifton           7,406,756             33,642
               William J. Gray              7,406,256             34,142
               Marcus R. Hickerson          7,406,176             34,222
               A.J. Losee                   7,405,876             34,522
               Thomas K. Matthews, II       7,405,876             34,522
               Robert G. McKenzie           7,405,876             34,522
               Lamar Norsworthy             7,406,956             33,442
               Jack P. Reid                 7,406,556             33,842

                                HOLLY CORPORATION

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits: See Index to Exhibits on page 22.

        (b) Reports on Form 8-K: As previously reported on the Form 10-K Annual Report for the fiscal year ended July 31, 1998, a Form 8-K report for the date September 1, 1998, was filed with respect to the mutually agreed termination of the proposed merger with Giant Industries, Inc.

                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOLLY CORPORATION
                                         ---------------------------
                                         (Registrant)



Date:   December 15, 1998                By /s/ Henry A. Teichholz
       -------------------                 -------------------------
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