Form 10-Q
period 1999-01-31
HOLLY CORP
filed 1999-03-17
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 1999
                               --------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           75-1056913
 -------------------------------                          ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                      75201-6927
----------------------------------------                  ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code   (214) 871-3555
                                                   ------------------


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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on March 8, 1999.

                                HOLLY CORPORATION
                                      INDEX


                                                                                 Page No.
                                                                                 --------
PART I.            FINANCIAL INFORMATION

   Item 1.         Financial Statements

      Consolidated Balance Sheet -
         January 31, 1999 (Unaudited) and July 31, 1998                              3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Six Months Ended January 31, 1999 and 1998                 4

      Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended January 31, 1999 and 1998                                  5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months and Six Months Ended January 31, 1999 and 1998                 6

      Notes to Consolidated Financial Statements (Unaudited)                         7

   Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              12

   Item 3.         Quantitative and Qualitative Disclosures
                   About Market Risk                                                21

PART II.           OTHER INFORMATION

   Item 1.         Legal Proceedings                                                22

   Item 6.         Exhibits and Reports on Form 8-K                                 22


   This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 12.

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                             Unaudited
                                                                                             January 31,          July 31,
                                                                                                1999                1998
                                                                                             -----------          ---------
                                 ASSETS
Current assets
   Cash and cash equivalents                                                                 $     2,838          $   2,602

   Accounts receivable:        Product                                                            37,101             33,346
                               Crude oil resales                                                  46,701             49,033
                                                                                             -----------          ---------
                                                                                                  83,802             82,379

   Inventories:                Crude oil and refined products                                     41,683             46,754
                               Materials and supplies                                             10,539             12,081
                               Reserve for lower of cost or market                                (8,755)            (2,993)
                                                                                             -----------          ---------
                                                                                                  43,467             55,842

   Income taxes receivable                                                                         1,302                653
   Prepayments and other                                                                          14,259             12,911
                                                                                             -----------          ---------
              Total current assets                                                               145,668            154,387

Properties, plants and equipment, at cost                                                        335,799            325,993
Less accumulated depreciation, depletion and amortization                                       (161,773)          (152,696)
                                                                                             -----------          ---------
                                                                                                 174,026            173,297

Investments and advances to joint ventures                                                         5,325              5,510
Other assets                                                                                      14,168             16,663
                                                                                             -----------          ---------
                                                                                             $   339,187          $ 349,857
                                                                                             ===========          =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                          $    98,158          $ 109,139
   Accrued liabilities                                                                            11,283             13,392
   Income taxes payable                                                                               67                288
   Current maturities of long-term debt                                                           13,746              5,175
   Borrowings under credit agreement                                                                  --             11,600
                                                                                             -----------          ---------
              Total current liabilities                                                          123,254            139,594

Deferred income taxes                                                                             24,603             25,573
Long-term debt, less current maturities                                                           61,762             70,341
Long-term borrowings under credit agreement                                                       17,500                 --
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued                        --                 --
   Common stock, $.01 par value - 20,000,000 shares authorized; 8,650,282 shares issued               87                 87
   Additional capital                                                                              6,132              6,132
   Retained earnings                                                                             107,855            109,686
                                                                                             -----------          ---------
                                                                                                 114,074            115,905
   Common stock held in treasury, at cost - 396,768 shares                                          (569)              (569)
   Accumulated other comprehensive income - net unrealized loss on
      securities available for sale                                                               (1,437)              (987)
                                                                                             -----------          ---------
              Total stockholders' equity                                                         112,068            114,349
                                                                                             -----------          ---------
                                                                                             $   339,187          $ 349,857
                                                                                             ===========          =========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)



                                                       Unaudited                    Unaudited
                                                   Three Months Ended            Six Months Ended
                                                        January 31,                  January 31,
                                                ------------------------      ------------------------
                                                   1999          1998            1999           1998
                                                ---------      ---------      ---------      ---------
Revenues
  Refined products                              $ 117,793      $ 134,661      $ 257,854      $ 300,767
  Oil and gas                                         801          1,980          1,532          4,609
  Miscellaneous                                       185            142            364            329
                                                ---------      ---------      ---------      ---------
                                                  118,779        136,783        259,750        305,705
Costs and expenses
  Cost of refined products                        103,208        126,484        226,390        276,217
  Inventory market writedowns                       4,371             --          5,762             --
  General and administrative                        5,912          3,607         10,240          6,758
  Depreciation, depletion and amortization          6,638          6,074         12,625         11,248
  Exploration expenses, including dry holes           415            814            720          1,604
                                                ---------      ---------      ---------      ---------
                                                  120,544        136,979        255,737        295,827
                                                ---------      ---------      ---------      ---------
Income (loss) from operations                      (1,765)          (196)         4,013          9,878
Other
  Equity in earnings of joint ventures                742            558          1,136            909
  Interest income                                      43            122             93            520
  Interest expense                                 (1,982)        (2,118)        (3,913)        (4,262)
                                                ---------      ---------      ---------      ---------
                                                   (1,197)        (1,438)        (2,684)        (2,833)
                                                ---------      ---------      ---------      ---------
Income (loss) before income taxes                  (2,962)        (1,634)         1,329          7,045
Income tax provision (benefit)
  Current                                             105         (2,981)         1,956         (1,273)
  Deferred                                         (1,260)         2,327         (1,438)         4,091
                                                ---------      ---------      ---------      ---------
                                                   (1,155)          (654)           518          2,818
                                                ---------      ---------      ---------      ---------

Net income (loss)                               $  (1,807)     $    (980)     $     811      $   4,227
                                                =========      =========      =========      =========


Income (loss) per common share (basic
  and diluted)                                  $    (.22)     $    (.12)     $     .10      $     .51

Cash dividends paid per share                   $     .16      $     .15      $     .32      $     .30
Average number of shares of common
  stock outstanding (in thousands)                  8,254          8,254          8,254          8,254



See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                   Unaudited
                                                               Six Months Ended
                                                            ----------------------
                                                                   January 31,
                                                              1999          1998
                                                            --------      --------
   Cash flows from operating activities
      Net income                                            $    811      $  4,227
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization           12,625        11,248
           Deferred income taxes                              (1,438)        4,091
           Equity in earnings of joint venture                (1,136)         (909)
           Dry hole costs and leasehold impairment                47           421
           Inventory market writedowns                         5,762            --
           (Increase) decrease in operating assets
             Accounts receivable                              (1,423)       21,105
             Inventories                                       6,613         4,812
             Income taxes receivable                            (649)         (500)
             Prepayments and other                              (872)         (473)
           Increase (decrease) in operating liabilities
             Accounts payable                                (10,981)      (25,219)
             Accrued liabilities                              (2,109)          111
             Income taxes payable                               (221)         (112)
           Turnaround expenditures                                --       (18,685)
           Other, net                                         (1,502)          112
                                                            --------      --------
           Net cash provided by operating activities           5,527           229

   Cash flows from financing activities
      Increase in borrowings under credit agreement            5,900         9,300
      Payment of long-term debt                                   (8)           (8)
      Debt issuance costs                                         --          (547)
      Cash dividends                                          (2,642)       (2,476)
                                                            --------      --------
           Net cash provided by financing activities           3,250         6,269

   Cash flows from investing activities
      Additions to properties, plants and equipment           (9,941)      (23,363)
      Distributions from joint venture                         1,400            --
                                                            --------      --------
           Net cash used for investing activities             (8,541)      (23,363)
                                                            --------      --------
   Cash and cash equivalents
      Increase (decrease) for the period                         236       (16,865)
      Beginning of year                                        2,602        20,042
                                                            --------      --------
      End of period                                         $  2,838      $  3,177
                                                            ========      ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                              $  3,671      $  4,154
      Income taxes                                          $  2,772      $    360

See accompanying notes

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)



                                                   Unaudited                  Unaudited
                                               Three Months Ended         Six  Months Ended
                                                   January 31,               January 31,
                                              --------------------      --------------------
                                                1999         1998         1999         1998
                                              -------      -------      -------      -------
Net income (loss)                             $(1,807)     $  (980)     $   811      $ 4,227

Other comprehensive income
  Unrealized loss on securities available
    for sale, net of $189 and $299 of
    income tax benefits                          (285)          --         (450)          --
                                              -------      -------      -------      -------

Comprehensive income (loss)                   $(2,092)     $  (980)     $   361      $ 4,227
                                              =======      =======      =======      =======

See accompanying notes.

                                HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1998), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 1999, the consolidated results of operations and comprehensive income for the three months and six months ended January 31, 1999 and 1998, and consolidated cash flows for the six months ended January 31, 1999 and 1998.

        Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 1999 are not necessarily indicative of the results to be expected for the full year.

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

        SFAS No. 131 establishes new standards for reporting information about operating segments in annual financial statements and requires selected operating segment information to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for the Company's financial statements beginning with the fiscal year ending July 31, 1999 at which time prior period segment information presented for comparative purposes is required. Interim period information is not required until the second year of application, at which time comparative information is required. Because interim period information is not required under this statement for the Company's current fiscal year, the

                                HOLLY CORPORATION


requirements of this statement are not reflected in this Report. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no impact on the Company's financial condition or results of operations.

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

Note C - Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income as required by SFAS No. 128:


                                                          Three Months Ended January 31, 1999
                                                 -------------------------------------------------------
                                                                                                  Per
                                                   Income                   Shares                Share
                                                 (Numerator)            (Denominator)             Amount
                                                 -----------            -------------             ------
                                                         (in thousands, except per share amounts)
Income per common share - basic
   Net income (loss)                             $    (1,807)                   8,254             $ (.22)
   Effect of dilutive stock options                       --                       --                 --
                                                 -----------            -------------             ------

Income per common share -
  assuming dilution
   Net income (loss)                             $    (1,807)           $       8,254             $ (.22)
                                                 ===========            =============             ======

                                HOLLY CORPORATION


                                                          Three Months Ended January 31, 1998
                                                 -------------------------------------------------------
                                                                                                  Per
                                                   Income                   Shares                Share
                                                 (Numerator)            (Denominator)             Amount
                                                 -----------            -------------             ------
                                                         (in thousands, except per share amounts)
Income per common share - basic
   Net income (loss)                             $      (980)                   8,254             $ .(12)
   Effect of dilutive stock options                       --                       --                 --
                                                 -----------            -------------             ------

Income per common share -
  assuming dilution
   Net income (loss)                             $      (980)                   8,254             $ .(12)
                                                 ===========            =============             ======



                                                               Six Months Ended January 31, 1999
                                                 -------------------------------------------------------
                                                                                                  Per
                                                   Income                   Shares                Share
                                                 (Numerator)            (Denominator)             Amount
                                                 -----------            -------------             ------
                                                         (in thousands, except per share amounts)
Income per common share - basic
   Net income                                    $       811                    8,254             $  .10
   Effect of dilutive stock options                       --                       --                 --
                                                 -----------            -------------             ------

Income per common share -
  assuming dilution
   Net income                                    $       811                    8,254             $  .10
                                                 ===========            =============             ======


                                                               Six Months Ended January 31, 1998
                                                 -------------------------------------------------------
                                                                                                  Per
                                                   Income                   Shares                Share
                                                 (Numerator)            (Denominator)             Amount
                                                 -----------            -------------             ------
                                                         (in thousands, except per share amounts)
Income per common share - basic
   Net income                                    $     4,227                    8,254             $  .51
   Effect of dilutive stock options                       --                       --                 --
                                                 -----------            -------------             ------

Income per common share -
  assuming dilution
   Net income                                    $     4,227                    8,254             $  .51
                                                 ===========            =============             ======

                                HOLLY CORPORATION


Note D - Debt

        Beginning for the quarter ended January 31, 1999, the Company has changed the classifications of borrowings under the Credit Agreement to long-term. These borrowings are not required to be paid off until October 2000, the termination date of the Credit Agreement.

Note E - Contingencies

        In July 1993, the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), filed a suit against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging that, beginning in September 1990, Navajo had violated and continued to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. In December 1998, the Company completed the settlement of this matter under an agreement among Navajo, the DOJ and the State of New Mexico. Under the settlement agreement, the Company has paid a civil penalty of less than $2 million, which was reserved for in fiscal 1993, and is required by September 1999 to close the existing evaporation ponds of its wastewater treatment system and to utilize an alternative wastewater treatment system at an estimated total cost of approximately $5 million, of which approximately $2 million has already been incurred. The costs to implement the alternative wastewater treatment system will be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles.

        In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company, two of its subsidiaries and an Austin, Texas law firm. The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners. The suit sought damages against the Company and the law firm alleged to total up to $1,050,000,000 and injunctive relief based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with contractual relations, and conspiracy to abuse process. After having been removed by the Company in September 1998 to the Federal Court in Austin, Texas, the suit was remanded to the state district court in El Paso in January 1999. Following the remand, Longhorn Partners filed in early March 1999 an amended petition that did not include the Austin, Texas law firm as a defendant, did not include injunctive relief as a requested remedy, and did not include the Environmental Suit described below as a basis of the suit. As set forth in the amended petition, the Longhorn Suit asserts claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process based in part on alleged support by the

                                HOLLY CORPORATION


Company of lawsuits brought by ranchers in West Texas to challenge the use of existing pipeline easements and rights-of-way for the pipeline transportation of refined products. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it with respect to the filing of the Longhorn Suit.

        As originally filed, the Longhorn Suit related principally to the alleged involvement of subsidiaries of the Company and the named law firm in a federal lawsuit (the "Environmental Suit") in Austin, Texas filed by ranchers and joined by the Barton Springs-Edwards Aquifer Conservation District, the City of Austin and the Lower Colorado River Authority. The Environmental Suit resulted in a preliminary injunction issued by the Federal Court in August 1998 requiring preparation of an environmental impact statement under the National Environmental Policy Act before Longhorn Partners could use an existing crude oil pipeline and a newly constructed pipeline to transport refined petroleum products across Texas, including areas overlying the Edwards Aquifer in Central Texas. Following lengthy negotiations, the parties to that suit entered into a settlement agreement, which was approved by the Federal Court in March 1999, under which an environmental assessment of the Longhorn Pipeline will be carried out by the Environmental Protection Agency and the Department of Transportation pursuant to an agreed procedure. Under this settlement, Longhorn Partners is prohibited from using the pipeline to transport petroleum products while the environmental assessment process specified in the settlement agreement is being carried out. The agreement further provides that the injunction against use of the Longhorn Pipeline shall be extended if the initial environmental assessment process results in a determination that a full environmental impact statement should be prepared with respect to the environmental consequences of the pipeline.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Factors Affecting Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation statements in this Item 2 under the headings "Results of Operations" and "Liquidity and Capital Resources" (including "Risk Management" and "The Year 2000 Problem") are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability of financing to the Company on favorable terms, the effectiveness of Company capital investments and marketing strategies, the outcome of material litigation against the Company, the accuracy of technical analysis and evaluations relating to the Year 2000 Problem, and the abilities of third-party suppliers to the Company to avoid adverse effects of the Year 2000 Problem on their capacities to supply the Company. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Quarterly Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 and in conjunction with the discussion below under the heading "Liquidity and Capital Resources." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


        Results of Operations

        The Company incurred a net loss for the second quarter ended January 31, 1999 of $1.8 million as compared to a net loss of $1.0 million for the second quarter of the prior year. For the six months ended January 31, 1999, net income was $.8 million as compared to net income of $4.2 million for the same period of fiscal 1998. The reported results for the current year reflect significant charges based on reductions in market values of crude oil and refined products inventories. Without these inventory charges, net income would have been $.9 million for the second quarter and $4.3 million for the six months ended January 31, 1999.

        Results in the second quarter of fiscal 1999 and the first six months ended January 31, 1999, as compared to the prior year, were negatively affected by current year after-tax charges of $2.7 million for the quarter and $3.5 million for the six-month period related to reductions in inventory values. Increases in sales volumes to record levels for the second quarter and first six months of the current fiscal year more than offset the downward effects of decreased refinery margins from levels for the same periods of the prior year. Volumes were up 23 percent for the second quarter and 21 percent for the first six months of fiscal 1999 as compared to the same period of the prior year (when volumes were reduced due to a planned turnaround). Earnings in the current year were also favorably affected by the beginning of pipeline and terminalling revenues resulting from the Company's alliance with FINA, Inc., which creates a comprehensive supply network of refined products in the Company's markets, and by transportation service income resulting from the West Texas crude oil gathering system which the Company recently purchased.

        Items negatively impacting earnings in both the second quarter and first six months of the current year were lower oil and gas income due to decreased prices for oil and gas and the reduction in scope of the Company's oil and gas program, an increase in general and administrative expenses relating principally to legal and administrative proceedings, and an increase in depreciation and amortization expense in the current year resulting from the prior year's turnaround expenditures. Revenues decreased in the three months and six months ended January 31, 1999 from the prior year's comparable periods as a result of reduced sales prices, partially offset by the increase in volumes.

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

        Cash and cash equivalents increased during the six months ended January 31, 1999 by only $.2 million, as cash flows required for investing activities and dividends paid were approximately the same as cash flows generated from operations and new borrowings under the Credit Agreement. Working capital increased during the six months ended January 31, 1999 by $7.6 million to $22.4 million. The Company's long-term debt at January 31, 1999 represents 45.4% of total capitalization as compared to 39.8% at July 31, 1998. At January 31, 1999, the Company had $32.5 million of unused borrowing capacity available under the Credit Agreement. The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources, financial strength and flexibility to enable the Company for the foreseeable future to satisfy its liquidity needs, capital requirements, and debt service obligations while continuing the payment of dividends.

        Net cash provided by operating activities amounted to $5.5 million for the first six months of fiscal 1999, as compared to $.2 million for the same period of the prior year. The increase in cash provided by operating activities in the current year was principally due to expenditures incurred in the prior year relating to the Navajo Refinery turnaround in fiscal 1998, partially offset by changes in working capital items along with the decrease in cash generated by earnings for the first six months of fiscal 1999.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Cash flows provided by financing activities amounted to $3.3 million in the first six months of fiscal 1999, as compared to $6.3 million in the same period of the prior year. In October 1997, the Company entered into a new three-year Credit Agreement. The Credit Agreement provides for a total facility of $100 million, the full amount of which may be used to support letters of credit and $50 million of which may be used for direct borrowings. The Company increased its net borrowings under the Credit Agreement by $5.9 million during the first six months of the current year to an outstanding balance of $17.5 million as of January 31, 1999. The next principal payment of $5.2 million on the Company's Senior Notes is due in June 1999.

        Cash flows used for investing activities were $8.5 million in the first six months of fiscal 1999, as compared to $23.4 million in the same period of the prior year. All amounts expended were on capital projects. The net negative cash flow for investing activities was reduced in the first six months of fiscal 1999 by $1.4 million of distributions to the Company from the Rio Grande joint venture. The Company has adopted capital budgets totalling $20 million for fiscal 1999. The components of this budget are $7 million for various refinery improvements and environmental and safety enhancements, $12 million for various pipeline and transportation projects and $1 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to expend in the 1999 fiscal year a total of $8 million on items that were approved in previous capital budgets. These include projects at the Navajo Refinery, certain environmental enhancements, and additional expenditures for connecting pipelines and related product terminals to be used in conjunction with the leased pipeline to northwest New Mexico described below.

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

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The additional pipeline capacity that resulted from pipelines recently completed in conjunction with the Rio Grande joint venture and that is expected to result from the Leased Pipeline and completion of the planned related pipeline and terminalling facilities should reduce pipeline operating expenses at current throughputs. In addition, the new pipeline capacity would allow the Company to increase volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and could allow the Company to shift volumes among markets in response to any future increased competition in particular markets.

        The Company plans to construct for approximately $5 million, 65 miles of new pipeline between Lovington and Artesia, NM, to permit the delivery of isobutane (and/or other LPGs) to El Paso as well as increasing the Company's ability to access additional raw materials.

        Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and The Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners, is in the process of reversing an existing crude oil pipeline and constructing a connecting pipeline for the transportation of petroleum products from Gulf Coast refineries to a newly constructed terminal in El Paso. It had been reported that Longhorn had planned to transport initially 72,000 BPD of gasoline to the West Texas markets starting in October 1998 on the reversed existing crude oil pipeline. It had also been reported that once fully operational the pipeline would have the ultimate capacity to transport 225,000 BPD of refined products from Houston to terminals in Midland and El Paso. Use of this pipeline is currently prohibited by an injunction issued by the Federal District Court in Austin, Texas and by the terms of a settlement agreement recently approved by that court in a lawsuit (the "Environmental Suit") that had been brought to require a full environmental review of the Longhorn Pipeline before it could be placed in operation. This new pipeline could significantly increase the supply of products in the Company's principal markets.

        In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries. The suit in its present form, after the filing by Longhorn Partners of an amended petition, seeks damages against the Company alleged to total up to $1,050,000,000 based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. Although the original version of Longhorn Partners' claims in this case appeared to be based principally on alleged Company involvement in the institution of the Environmental Suit, the current version of the Longhorn Suit is not based on the Environmental Suit but rather appears to be based in part on alleged Company involvement in the filing of lawsuits brought by ranchers in West Texas to challenge

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the use of existing pipeline easements and rights-of-way for the pipeline transportation of refined products. The Company believes the Longhorn Suit is wholly without merit and the Company plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it with respect to the filing of the Longhorn Suit.

        In July 1993, the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), filed a suit against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging that, beginning in September 1990, Navajo had violated and continued to violate the Resource Conservation and Recovery Act ("RCRA") and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes in the refinery's wastewater treatment system without compliance with regulatory requirements. In December 1998, the Company completed the settlement of this matter under an agreement among Navajo, the DOJ and the State of New Mexico. Under the settlement agreement, the Company paid a civil penalty of less than $2 million, which was reserved for in fiscal 1993, and is required by September 1999 to close the existing evaporation ponds of its wastewater treatment system and to utilize an alternative wastewater treatment system at an estimated total cost of approximately $5 million, of which approximately $2 million has already been incurred. The costs to implement the alternative wastewater treatment system will be capitalized and amortized over the future useful life of the resulting asset in accordance with generally accepted accounting principles.

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

        The Company's profitability depends largely on the spread between market prices for refined products and crude oil prices. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. Such contracts do not increase the market risks to which the Company is exposed and are used solely to help manage the price risk inherent in purchasing crude oil in advance of the delivery

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

date and as a hedge for fixed-price sales contracts of refined products. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated.

        The Company has outstanding unsecured debt of $75.5 million and borrowings under the Credit Agreement of $17.5 million at January 31, 1999. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed and such debt now represents less than 40% of the Company's total capitalization. Borrowings under the Credit Agreement are based primarily on the bank's daily effective prime rate, thus the interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement and cash investments are at current market rates, and such a change in interest rates would therefore not have a material effect on the value of such debt or cash investments.

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

        Because of the nature of non-IT systems embedded in equipment used in the Company's operations, the Company has not yet fully assessed the extent to which these non-IT systems could fail because of the Year 2000 Problem and thereby cause significant problems for the Company's operations, financial condition or liquidity. The Company has recently identified, based on information and/or certifications from suppliers or other third parties, the types of non-IT systems that appear to be significantly at risk of failure due to the Year 2000 Problem; the Company is currently in the process of identifying items of equipment possibly or certainly containing at-risk chips and ranking such equipment in order of the consequences of a failure on the Company's operations; the Company plans by September 1999 to have completed repairs or replacements of those pieces of equipment that have been identified for which a failure would be expected to create serious problems for Company operations. Because of the nature of the non-IT systems, there can be no assurance that the Company will correctly identify all non-IT systems that are subject to failure because of the Year 2000 Problem or that all non-IT systems significant to the Company's operations will be repaired or replaced as necessary prior to the end of 1999.

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

        The cost to the Company of dealing with the Year 2000 Problem is not expected to be material. Although a portion of the time of IT personnel and related management has been and will be employed in evaluating the problem, taking corrective actions and preparing contingency plans, the Company does not believe that other IT projects or operations have been or will be adversely affected. Monetary costs expected to be involved in dealing with the Year 2000 Problem are not expected to be significant: all costs of review, analysis and corrective action (excluding IT system upgrades that were scheduled to be implemented without regard to the Year 2000 Problem) are expected to total less than $750,000.

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


Item 3. Quantitative and Qualitative
            Disclosures About Market Risk

        See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                HOLLY CORPORATION




                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        In July 1993, the DOJ, acting on behalf of the EPA, filed a complaint in the United States District Court for the District of New Mexico alleging that Navajo, beginning in September 1990, had violated and continued to violate RCRA and implementing regulations of the EPA by treating, storing and disposing of certain hazardous wastes without necessary authorization and without compliance with regulatory requirements. The complaint sought a court order directing Navajo to comply with these regulatory standards and civil penalties for the alleged non-compliance. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note E to the Consolidated Financial Statements, an agreed settlement of this case has been completed.

        In August 1998, a lawsuit was filed by Longhorn Partners Pipeline, L.P. in state district court in El Paso, Texas against the Company and two of its subsidiaries. The suit seeks damages against the Company alleged to total up to $1,050,000,000 based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note E to the Consolidated Financial Statements for a further discussion of this lawsuit.


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:  See Index to Exhibits on page 24.

        (b)    Reports on Form 8-K:  None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HOLLY CORPORATION
                                               ------------------------------
                                               (Registrant)



Date:   March 16, 1999                         By   /s/ Henry A. Teichholz
       ----------------                          ----------------------------
                                                 Henry A. Teichholz
                                                 Vice President, Treasurer
                                                   and Controller
                                                 (Duly Authorized Principal
                                                  Financial and Accounting
                                                  Officer)

                                HOLLY CORPORATION
                                INDEX TO EXHIBITS


                   (Exhibits are numbered to correspond to the
                  exhibit table in Item 601 of Regulation S-K)





         Exhibit
         Number       Description
         -------      -----------
           27         Financial Data Schedule