Form 10-Q
period 1999-04-30
HOLLY CORP
filed 1999-06-11
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 1999
                                 --------------------

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                       ------


                                HOLLY CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


           Delaware                                75-1056913
---------------------------------           --------------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)



  100 Crescent Court, Suite 1600
           Dallas, Texas                            75201-6927
-----------------------------------         ---------------------------
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code     (214) 871-3555
                                                   -----------------------


------------------------------------------------------- ------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on June 8, 1999.

                               HOLLY CORPORATION
                                     INDEX


                                                                       Page No.
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheet -
         April 30, 1999 (Unaudited) and July 31, 1998                      3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 1999 and 1998        4

      Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended April 30, 1999 and 1998                         5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 1999 and 1998        6

      Notes to Consolidated Financial Statements (Unaudited)               7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                              21

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                              22

   Item 6. Exhibits and Reports on Form 8-K                               22






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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                           Unaudited
                                                                                            April 30,       July 31,
                                                                                             1999             1998
                                                                                          -----------      ----------
                                 ASSETS

Current assets
   Cash and cash equivalents                                                              $     3,458      $    2,602

   Accounts receivable:  Product                                                               45,437          33,346
                         Crude oil resales                                                     64,715          49,033
                                                                                          -----------      ----------
                                                                                              110,152          82,379

   Inventories:          Crude oil and refined products                                        51,388          46,754
                         Materials and supplies                                                10,325          12,081
                         Reserve for lower of cost or market                                   (2,993)         (2,993)
                                                                                          -----------      ----------
                                                                                               58,720          55,842

   Income taxes receivable                                                                         --             653
   Prepayments and other                                                                       13,942          12,911
                                                                                          -----------      ----------
              Total current assets                                                            186,272         154,387

Properties, plants and equipment, at cost                                                     343,314         325,993
Less accumulated depreciation, depletion and amortization                                    (166,263)       (152,696)
                                                                                          -----------      ----------
                                                                                              177,051         173,297

Investments and advances to joint ventures                                                      4,788           5,510
Other assets                                                                                   12,624          16,663
                                                                                          -----------      ----------
                                                                                          $   380,735      $  349,857
                                                                                          ===========      ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                       $   126,468      $  109,139
   Accrued liabilities                                                                         14,306          13,392
   Income taxes payable                                                                         2,820             288
   Current maturities of long-term debt                                                        13,746           5,175
   Borrowings under credit agreement                                                               --          11,600
                                                                                          -----------      ----------
              Total current liabilities                                                       157,340         139,594

Deferred income taxes                                                                          24,573          25,573
Long-term debt, less current maturities                                                        61,762          70,341
Long-term borrowings under credit agreement                                                    17,300              --
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value - 1,000,000 shares  authorized; none issued                    --              --
   Common stock, $.01 par value - 20,000,000 shares authorized; 8,650,282 shares issued            87              87
   Additional capital                                                                           6,132           6,132
   Retained earnings                                                                          115,322         109,686
                                                                                            ---------      ----------
                                                                                              121,541         115,905
   Common stock held in treasury, at cost - 396,768 shares                                       (569)           (569)
   Accumulated other comprehensive income - net unrealized loss on
      securities available for sale                                                            (1,212)           (987)
                                                                                          -----------      ----------
              Total stockholders' equity                                                      119,760         114,349
                                                                                          -----------      ----------
                                                                                          $   380,735      $  349,857
                                                                                          ===========      ==========


See accompanying notes.

                               HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)



                                                            Unaudited                     Unaudited
                                                       Three Months Ended              Nine Months Ended
                                                            April 30,                      April 30,
                                                     ------------------------      -----------------------
                                                         1999          1998          1999           1998
                                                     ---------      ---------      ---------      ---------
Revenues
  Refined products                                   $ 140,586      $ 132,787      $ 398,440      $ 433,554
  Oil and gas                                              755          1,213          2,287          5,822
  Miscellaneous                                            183            208            547            537
                                                     ---------      ---------      ---------      ---------
                                                       141,524        134,208        401,274        439,913
Costs and expenses
  Cost of refined products                             116,865        115,638        343,255        391,855
  Recovery of inventory market writedowns               (5,762)            --             --             --
  General and administrative                             6,491          3,674         16,731         10,432
  Depreciation, depletion and amortization               7,045          6,652         19,670         17,900
  Exploration expenses, including dry holes                425            620          1,145          2,224
                                                     ---------      ---------      ---------      ---------
                                                       125,064        126,584        380,801        422,411
                                                     ---------      ---------      ---------      ---------
Income from operations                                  16,460          7,624         20,473         17,502
Other
  Equity in earnings of joint ventures                     200            448          1,336          1,357
  Interest income                                           43             40            136            560
  Interest expense                                      (2,035)        (2,092)        (5,948)        (6,354)
  Transaction costs of terminated merger                    --           (770)            --           (770)
                                                     ---------      ---------      ---------      ---------
                                                        (1,792)        (2,374)        (4,476)        (5,207)
                                                     ---------      ---------      ---------      ---------
Income before income taxes                              14,668          5,250         15,997         12,295
Income tax provision (benefit)
  Current                                                4,715            300          6,671           (973)
  Deferred                                               1,166          1,977           (272)         6,068
                                                     ---------      ---------      ---------      ---------
                                                         5,881          2,277          6,399          5,095
                                                     ---------      ---------      ---------      ---------

Net income                                           $   8,787      $   2,973      $   9,598      $   7,200
                                                     =========      =========      =========      =========



Income per common share (basic
  and diluted)                                       $    1.06      $     .36      $    1.16      $     .87

Cash dividends paid per share                        $     .16      $     .15      $     .48      $     .45
Average number of shares of common
  stock outstanding (in thousands)                       8,254          8,254          8,254          8,254



See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                   Unaudited
                                                               Nine Months Ended
                                                                    April 30,
                                                            ----------------------
                                                              1999          1998
                                                            --------      --------
   Cash flows from operating activities
      Net income                                            $  9,598      $  7,200
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization           19,670        17,900
           Deferred income taxes                                (272)        6,068
           Equity in earnings of joint venture                (1,336)       (1,357)
           Dry hole costs and leasehold impairment               256           707
           (Increase) decrease in operating assets
             Accounts receivable                             (27,773)       35,641
             Inventories                                      (2,878)        6,683
             Income taxes receivable                             653          (238)
             Prepayments and other                            (1,650)       (3,069)
           Increase (decrease) in operating liabilities
             Accounts payable                                 17,329       (37,175)
             Accrued liabilities                                 914         1,976
             Income taxes payable                              2,532          (112)
           Turnaround expenditures                                --       (18,784)
           Other, net                                         (2,179)          (23)
                                                            --------      --------
           Net cash provided by operating activities          14,864        15,417
   Cash flows from financing activities
      Increase in borrowings under credit agreement            5,700         4,800
      Payment of long-term debt                                   (8)           (8)
      Debt issuance costs                                         --          (547)
      Cash dividends                                          (3,962)       (3,714)
                                                            --------      --------
           Net cash provided by financing activities           1,730           531
   Cash flows from investing activities
      Additions to properties, plants and equipment          (17,913)      (29,416)
      Investment in equity securities                             --        (2,978)
      Distributions from joint venture                         2,175            --
                                                            --------      --------
           Net cash used for investing activities            (15,738)      (32,394)
                                                            --------      --------
   Cash and cash equivalents
      Increase (decrease) for the period                         856       (16,446)
      Beginning of year                                        2,602        20,042
                                                            --------      --------
      End of period                                         $  3,458      $  3,596
                                                            ========      ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                              $  4,336      $  4,328
      Income taxes                                          $  3,408      $    360


See accompanying notes.

                               HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                         Unaudited                Unaudited
                                                     Three Months Ended        Nine Months Ended
                                                          April 30,                 April 30,
                                                     -------------------      --------------------
                                                      1999         1998        1999         1998
                                                     -------     -------      -------      -------
Net income                                           $ 8,787     $ 2,973      $ 9,598      $ 7,200

Other comprehensive income
  Unrealized gain (loss) on securities available
    for sale                                             374         784         (375)         784
  Income tax provision (benefit)                         149         313         (150)         313
                                                     -------     -------      -------      -------
                                                         225         471         (225)         471
                                                     -------     -------      -------      -------


Total comprehensive income                           $ 9,012     $ 3,444      $ 9,373      $ 7,671
                                                     =======     =======      =======      =======


See accompanying notes.

                                HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1998), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 1999, the consolidated results of operations and comprehensive income for the three months and nine months ended April 30, 1999 and 1998, and consolidated cash flows for the nine months ended April 30, 1999 and 1998.

        Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 1999 are not necessarily indicative of the results to be expected for the full year.

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

        SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In this Form 10-Q, the Company has added a separate statement of comprehensive income to conform with the new requirements of SFAS No. 130.

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

Note C - Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income as required by SFAS No. 128:


                                                           Three Months Ended April 30, 1999
                                                 ----------------------------------------------------------
                                                                                                   Per
                                                   Income                   Shares                 Share
                                                 (Numerator)             (Denominator)             Amount
                                                 -----------             -------------            ---------
                                                         (in thousands, except per share amounts)


Income per common share - basic
   Net income                                    $    8,787                      8,254            $    1.06
   Effect of dilutive stock options                       -                          -                    -
                                                 ----------              -------------            ---------

Income per common share -
  assuming dilution
   Net income                                    $    8,787                      8,254            $    1.06
                                                 ==========              =============            =========


                                HOLLY CORPORATION

                                                           Three Months Ended April 30, 1998
                                                 ----------------------------------------------------------
                                                                                                   Per
                                                   Income                   Shares                 Share
                                                 (Numerator)             (Denominator)             Amount
                                                 -----------             -------------            ---------
                                                         (in thousands, except per share amounts)
Income per common share - basic
   Net income                                    $    2,973                      8,254            $     .36
   Effect of dilutive stock options                       -                          9                    -
                                                 ----------              -------------            ---------

Income per common share -
  assuming dilution
   Net income                                    $    2,973                      8,263            $     .36
                                                 ==========              =============            =========

                                                            Nine Months Ended April 30, 1999
                                                 ----------------------------------------------------------
                                                                                                   Per
                                                   Income                   Shares                 Share
                                                 (Numerator)             (Denominator)             Amount
                                                 -----------             -------------            ---------
                                                         (in thousands, except per share amounts)
Income per common share - basic
   Net income                                    $    9,598                      8,254            $    1.16
   Effect of dilutive stock options                       -                          -                    -
                                                 ----------              -------------            ---------

Income per common share -
  assuming dilution
   Net income                                    $    9,598                      8,254            $    1.16
                                                 ==========              =============            =========

                                                             Nine Months Ended April 30, 1998
                                                 ----------------------------------------------------------
                                                                                                   Per
                                                   Income                   Shares                 Share
                                                 (Numerator)             (Denominator)             Amount
                                                 -----------             -------------            ---------
                                                         (in thousands, except per share amounts)

Income per common share - basic
   Net income                                    $    7,200                      8,254            $     .87
   Effect of dilutive stock options                       -                          3                    -
                                                 ----------              -------------            ---------

Income per common share -
  assuming dilution
   Net income                                    $    7,200                      8,257            $     .87
                                                 ==========              =============            =========

                                HOLLY CORPORATION




Note D - Debt

        Beginning for the quarter ended January 31, 1999, the Company changed its classification of borrowings under its Credit Agreement to long-term since the Company intends to maintain this facility for more than one year. Amounts borrowed under this facility are not due until October 2000, the termination date of the Credit Agreement.

Note E - Contingencies

        In December 1998, the Company completed the settlement of a suit filed in July 1993 by the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging wastewater violations at the Navajo Refinery. Under the settlement agreement among Navajo, the DOJ and the State of New Mexico, the Company has paid a civil penalty in December 1998 of less than $2 million, which was reserved for in fiscal 1993, and is required by September 1999 to close the existing evaporation ponds of its wastewater treatment system and to utilize an alternative wastewater treatment system, which the Company is in the process of constructing.

        In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company, two of its subsidiaries and an Austin, Texas law firm. The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit alleged damages against the Company and the law firm of $1,050,000,000 and injunctive relief based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with contractual relations, and conspiracy to abuse process. In early March 1999, Longhorn Partners filed an amended petition that did not include the Austin, Texas law firm as a defendant, did not include injunctive relief as a requested remedy, and did not include the Environmental Suit described below as a basis of the suit. As set forth in the amended petition, the Longhorn Suit asserts claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process based in part on alleged support by the Company of lawsuits brought by ranchers in West Texas to challenge the use of existing pipeline easements and rights-of-way for the pipeline transportation of refined products. In May 1999, the Company filed a motion asking the state district court in El Paso to exercise its discretion to transfer the venue of the suit to a state district court in Dallas, Texas; a hearing on this motion is scheduled for July 1999. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

                                HOLLY CORPORATION




        As originally filed, the Longhorn Suit related principally to the alleged involvement of subsidiaries of the Company and the named law firm in a federal lawsuit (the "Environmental Suit") in Austin, Texas filed by ranchers and joined by the Barton Springs-Edwards Aquifer Conservation District, the City of Austin and the Lower Colorado River Authority. The Environmental Suit resulted in a preliminary injunction issued by the Federal Court in August 1998 requiring preparation of an environmental impact statement under the National Environmental Policy Act before Longhorn Partners could use an existing crude oil pipeline and a newly constructed pipeline to transport refined petroleum products across Texas, including areas overlying the Edwards Aquifer in Central Texas. Following lengthy negotiations, the parties to that suit entered into a settlement agreement, which was approved by the Federal Court in March 1999, under which an environmental assessment of the Longhorn Pipeline is being carried out by the Environmental Protection Agency and the Department of Transportation pursuant to an agreed procedure. Under this settlement, Longhorn Partners is prohibited from using the pipeline to transport petroleum products while the environmental assessment process specified in the settlement agreement is being carried out. The agreement further provides that the injunction against use of the Longhorn Pipeline shall be extended if the initial environmental assessment process results in a determination that a full environmental impact statement should be prepared with respect to the environmental consequences of the pipeline.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Factors Affecting Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation statements in this Item 2 under the headings "Results of Operations" and "Liquidity and Capital Resources" are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations, governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of capital investments and marketing strategies by the Company, the outcome of material litigation against the Company, the accuracy of technical analysis and evaluations relating to the Year 2000 Problem, and the abilities of third-party suppliers to the Company to avoid adverse effects of the Year 2000 Problem on their capacities to supply the Company. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Quarterly Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 and in conjunction with the discussion below under the heading "Liquidity and Capital Resources." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

                                HOLLY CORPORATION




Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations (Continued)


        Results of Operations

        Net income for the third quarter ended April 30, 1999 was $8.8 million as compared to $3.0 million for the third quarter of the prior year. For the nine months ended April 30, 1999, net income was $9.6 million as compared to $7.2 million for the same period of fiscal 1998. The results for the third quarter of 1999 reflect the full reversal of after-tax charges to earnings totalling $3.5 million for reductions in market values of crude oil and refined products inventories in the first two quarters. Without the benefit of the recovery of inventory values in the third quarter, net income for the third quarter ended April 30, 1999 would have been $5.3 million.

        The increase in income during the third quarter of fiscal 1999 was principally due to the aforementioned recovery of inventory charges and to improved refinery margins, as compared to the same quarter of the prior year. Refinery margins increased significantly in April 1999 as product prices increased in the California refined products market, which impacts product pricing for Navajo Refining Company, at a greater rate than crude prices. Refined product margins during this quarter also exceeded those in the corresponding quarter of 1998. Increased sales volume of 4% during the quarter also contributed to improved income levels relative to the third quarter of 1998.

        For the nine months ending April 30, 1999, overall refining margins were less than the comparable period of fiscal 1998, as product prices decreased at a slightly greater rate than crude prices. Fifteen percent higher sales volumes for the first nine months of the current fiscal year more than offset these reduced margins, as compared to the same nine month period of fiscal 1998, when such volumes were reduced due to a turnaround.

        Earnings in the current year were favorably impacted by the initiation of pipeline and terminalling revenues resulting from the Company's alliance with FINA, Inc., a comprehensive supply network of refined products in the Company's markets, and by transportation service income resulting from a West Texas crude oil gathering system which the Company purchased in June 1998. Items negatively impacting earnings in both the third quarter and first nine months of the current year were lower oil and gas income due to decreased prices for oil and gas and a reduction in scope of the Company's oil and gas program, an increase in general and administrative expenses relating principally to legal proceedings, and an increase in depreciation and amortization expense in the current year resulting primarily from the prior year's turnaround expenditures.

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

        Cash and cash equivalents increased during the nine months ended April 30, 1999 by only $.9 million, as new borrowings under the three year Credit and Reimbursement Agreement ("Credit Agreement") increased $5.7 million to offset capital investment, dividends paid and a working capital increase, net of cash flow generated from operations. The Company expects most of the working capital increase to contribute to cash flow during the fourth quarter as the increase related principally to higher receivables due to increased sales prices of refined products as well as seasonal increases during the third quarter.

        At April 30, 1999, the Company had $32.7 million of unused borrowing capacity available under the Credit Agreement. The Company believes that this source of funds, together with future cash flows from operations, should provide sufficient resources and flexibility to enable the Company to satisfy its liquidity needs, capital requirements, debt service obligations, and the payment of dividends for the foreseeable future.

        Net cash provided by operating activities amounted to $14.9 million for the first nine months of fiscal 1999, as compared to $15.4 million for the same period of the prior year. The decrease in cash provided by operating activities in the current year was principally due to changes in working capital items offset by expenditures incurred in the prior year relating to the Navajo Refinery turnaround in fiscal 1998.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Cash flows provided by financing activities amounted to $1.7 million in the first nine months of fiscal 1999, as compared to $.5 million in the same period of the prior year. In October 1997, the Company entered into the Credit Agreement. The Company increased its net borrowings under the Credit Agreement by $5.7 million during the first nine months of the current year to an outstanding balance of $17.3 million as of April 30, 1999. The Company also has a $5.2 million principal payment on the Company's 10.16% Senior Notes due in June 1999, which it expects to fund from cash flow and borrowings under the Credit Agreement.

        Cash flows used for investing activities were $15.7 million in the first nine months of fiscal 1999, as compared to $32.4 million in the same period of the prior year. All amounts expended were on capital projects. The Company expects to spend approximately $29 million on capital projects during 1999. This spending level incorporates both refinery improvement, pipeline and transportation projects and oil and gas exploration and production activities. This net negative cash flow for investing activities was reduced in the first nine months of fiscal 1999 by $2.2 million of distributions to the Company from the Rio Grande joint venture.

        The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline and is in the process of completing terminalling facilities in Bloomfield. Although portions of the construction project have been completed, several alternatives are still being pursued to address terminalling needs in the Albuquerque area. When the project, including the Albuquerque portion, is completed, these facilities will allow the Company to use the Leased Pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and markets in northwest New Mexico. The Leased Pipeline and recently constructed facilities will be available in early fiscal 2000 for the transport of petroleum products to certain markets in northwest New Mexico.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The new pipeline capacity and related terminalling facilities should allow the Company to increase volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and could allow the Company to shift volumes among markets in response to increased competition in particular markets.

        The Company is in the process of constructing for approximately $5 million, 65 miles of new pipeline between Lovington and Artesia, NM, to permit the delivery of isobutane (and/or other LPGs) to El Paso as well as to increase the Company's ability to access additional raw materials.

        Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners, is in the process of reversing an existing crude oil pipeline and constructing a connecting pipeline for the transportation of petroleum products from Gulf Coast refineries to a newly constructed terminal in El Paso. It had been reported that Longhorn had planned to transport initially 72,000 BPD of gasoline to the West Texas markets starting in October 1998 on the reversed existing crude oil pipeline. It had also been reported that once fully operational the pipeline would have the ultimate capacity to transport 225,000 BPD of refined products from Houston to terminals in Midland and El Paso. Use of this pipeline is currently prohibited by an injunction issued by the Federal District Court in Austin, Texas and by the terms of a settlement agreement recently approved by that court in a lawsuit (the "Environmental Suit") that had been brought to require a full environmental review of the Longhorn Pipeline before it could be placed in operation. This new pipeline could significantly increase the supply of products in the Company's principal markets.

        In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries. The suit in its present form, after the filing by Longhorn Partners of an amended petition, seeks damages against the Company alleged to total up to $1,050,000,000 based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. Although the original version of Longhorn Partners' claims in this case appeared to be based principally on alleged Company involvement in the institution of the Environmental Suit, the current version of the Longhorn Suit is not based on the Environmental Suit but rather appears to be based in part on alleged Company involvement in the filing of lawsuits brought by ranchers in West Texas to challenge the use of existing pipeline easements and rights-of-way for the pipeline transportation of refined

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

products. The Company believes the Longhorn Suit is wholly without merit and the Company plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

        In April 1999, the Williams Companies and Equilon Enterprises LLC (a joint venture of Texaco Inc. and the Royal Dutch/Shell Group) announced a 1,010-mile pipeline, called the "Aspen Pipeline," to carry gasoline and other refined fuels from Texas to Utah. It was announced that the pipeline will have a capacity of 65,000 BPD and shipments will begin in late 2000. In addition to the pipeline, product terminals will be built, including a terminal in Albuquerque, New Mexico. This venture could result in an increase in the supply of products to some of the Company's markets.

        In December 1998, the Company completed the settlement of a suit filed in July 1993 by the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging wastewater violations at the Navajo Refinery. Under the settlement agreement among Navajo, the DOJ and the State of New Mexico, the Company has paid a civil penalty in December 1998 of less than $2 million, which was reserved for in fiscal 1993, and is required by September 1999 to close the existing evaporation ponds of its wastewater treatment system and to utilize an alternative wastewater treatment system, which the Company is in the process of constructing.

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

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Company's profitability depends largely on the spread between market prices for refined products and prices of crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. Such contracts are used solely to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products and do not increase the market risks to which the Company is exposed. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated.

        At April 30, 1999, the Company has outstanding unsecured debt of $75.5 million and secured borrowings of $17.3 million under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed and such debt now represents less than 40% of the Company's total capitalization. As the interest rates on borrowings under the Credit Agreement are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement and cash investments are at current market rates, and such a change in interest rates would therefore not have a material effect on the value of such debt or cash investments.

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

        Partly with the assistance of outside consultants, the Company has taken steps to identify key financial, informational and operational systems that may be affected by the Year 2000 Problem. Based on certifications by third-party suppliers of the Company's principal IT systems, the Company believes that its principal IT systems either are now unaffected by the Year 2000 Problem or are the subject of currently scheduled replacement or upgrading that will make these systems free of Year 2000 issues. Under the Company's current plans, all IT systems believed by the Company to have significance to the Company's operations or financial condition will be Year 2000 compliant by September 1999.

        The Company has made an inventory of non-IT systems embedded in equipment used in the Company's operations and has assessed the extent to which these non-IT systems could fail because of the Year 2000 Problem and thereby cause significant problems for the Company's operations, financial condition or liquidity. The Company has identified, based on information and/or certifications from suppliers or other third parties, the types of non-IT systems that appear to be significantly at risk of failure due to the Year 2000 Problem; the Company is currently in the process of remediating items of equipment possibly or certainly containing at-risk chips and ranking such equipment in order of the consequences of a failure on the Company's operations; the Company plans by September 1999 to have completed repairs or replacements of those pieces of equipment that have been identified for which a failure would be expected to create serious problems for Company operations. Because of the nature of the non-IT systems, there can be no assurance that the Company has correctly identified all non-IT systems that are subject to failure because of the Year 2000 Problem or that all non-IT systems significant to the Company's operations will be repaired or replaced as necessary prior to the end of 1999. Any failure of non-IT systems because of the year 2000 problem could reduce production levels or potentially shut down the refinery operations of the Company.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        To the extent possible the Company plans to test or receive certifications with respect to all significant IT and non-IT systems by September 30, 1999.

        The Company has begun contingency planning to respond to the possible effects of the Year 2000 Problem on third parties that are important to the Company's operations. The Company is communicating regularly on this issue with critical third parties, such as suppliers of power or telecommunications services to the Company's operational facilities, third-party carriers of raw materials and refined products, and major customers. As problems of third parties are identified during the preparation of the contingency plan, the Company will take any steps available to mitigate the impact on the Company of a failure in a third party caused by the Year 2000 Problem. The contingency plan will be completed by September 30, 1999.

        The cost to the Company of dealing with the Year 2000 Problem is not expected to be material. Although a portion of the time of IT personnel and related management has been and will be employed in evaluating the problem, taking corrective actions and preparing contingency plans, the Company does not believe that other IT projects or operations have been or will be adversely affected. Monetary costs expected to be involved in dealing with the Year 2000 Problem are not expected to be significant: all costs to the Company of review, analysis and corrective action (excluding IT system upgrades that were scheduled to be implemented without regard to the Year 2000 Problem) are expected to total less than $750,000.

        Based on the analysis performed to this point, the Company believes that the most important risk of the Year 2000 Problem to the Company's results of operations and financial condition is that third-party suppliers important to the operations of the Company's principal operating assets, the Navajo refinery at Artesia and Lovington, New Mexico and the Montana refinery near Great Falls, Montana, would for a period of time be unable to perform their normal roles because of difficulties created by the Year 2000 Problem for the third parties and/or for persons supplying the third parties. The greatest risk for the Company would be in the case of the Company's principal or sole sources for essential inputs -- for example power to operate the refinery. If such a provider were to be unable to continue supplying the refinery because of the Year 2000 Problem, the Company would be forced to suspend the affected operations until the provider could solve the problem or in some cases until an alternative supply could be arranged. The Company has begun, and intends to continue until the year 2000, regular contacts with critical suppliers to determine their evaluations of their vulnerability to the Year 2000 Problem. In the event that a particular supplier appears to be vulnerable, the Company will seek to obtain alternative supplies to the extent they are available. However, in the case of some inputs, alternative supplies may not realistically be available even if the supply problem is identified months in advance. In other cases, an unexpected third-party failure could occur in spite of extensive prior communications

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

with key suppliers and the only feasible remedy to the Company for a substantial period might be emergency corrective action by the affected third party if the third party were capable of taking such action.


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

                                        HOLLY CORPORATION
                                     --------------------------------------
                                    (Registrant)



Date:   June 11, 1999               By   /s/ David F. Chavenson
       ---------------                 ------------------------------------
                                      David F. Chavenson
                                      Vice President, Treasurer, Controller
                                         and Chief Financial Officer
                                      (Duly Authorized Principal Financial
                                         and Accounting Officer)

                                HOLLY CORPORATION
                                INDEX TO EXHIBITS


                   (Exhibits are numbered to correspond to the
                  exhibit table in Item 601 of Regulation S-K)





     Exhibit
     Number       Description
     -------      -----------



       10.1            -       Employment Agreement, effective as of
                               April 1, 1999, between David F. Chavenson and Holly Corporation.

       27              -       Financial Data Schedule