Form 10-K405
period 1999-07-31
HOLLY CORP
filed 1999-10-29
CIK 48039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1999
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM                   TO
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

                                      NONE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On October 20, 1999, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $70,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

     8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on October 20, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's proxy statement for its annual meeting of stockholders in December 1999, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after July 31, 1999, are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

              Item                                                                             Page
                                                                                               ----
                                     PART I
    1 & 2.    Business and properties.....................................................       3
      3.      Legal proceedings...........................................................      17
      4.      Submission of matters to a vote of security stockholders....................      18

                                     PART II

      5.      Market for the Registrant's common equity and related
                 stockholder matters......................................................      20
      6.      Selected financial data.....................................................      21
      7.      Management's discussion and analysis of financial condition
                 and results of operations................................................      22
      7a.     Quantitative and qualitative disclosures about market risk..................      35
      8.      Financial statements and supplementary data.................................      35
      9.      Changes in and disagreements with accountants on accounting
                 and financial disclosure.................................................      62

                                    PART III

      10.     Directors and executive officers of the Registrant..........................      62
      11.     Executive compensation......................................................      62
      12.     Security ownership of certain beneficial owners
                 and management...........................................................      62
      13.     Certain relationships and related transactions..............................      62

                                     PART IV

      14.     Exhibits, financial statement schedules and reports on
                Form 8-K..................................................................      63

Signatures................................................................................      64
Index to exhibits.........................................................................      66

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 22.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

         Holly Corporation, including its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is principally an independent petroleum refiner, which produces high value light products such as gasoline, diesel fuel and jet fuel. The Company was incorporated in Delaware in 1947 and maintains its principal corporate offices at 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6927. The telephone number of the Company is 214-871-3555, and its internet website address is www.hollycorp.com. The company also maintains executive offices in Artesia, New Mexico.

         Navajo Refining Company ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD"), can process a variety of high sulphur (sour) crude oils and serves markets in the southwestern United States and northern Mexico. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a variety of high sulfur crude oils and which primarily serves markets in Montana. In conjunction with the refining operations, the Company operates approximately 1,300 miles of pipelines as part of its supply and distribution network of the Company's refineries.

         In recent years, the Company has made an effort to develop and expand a pipeline transportation business that would generate revenues from unaffiliated parties. During the fiscal year ended July 31, 1999, the Company realized significant earnings from these operations. The pipeline transportation business segment operations includes approximately 900 miles of pipelines, of which approximately 400 miles are also used as part of the supply and distribution network of the Navajo Refinery. Additionally, the Company has a 25% investment in Rio Grande Pipeline Company, which provides transportation of liquid petroleum gases ("LPG") to northern Mexico. In addition to its refining and pipeline transportation operations, the Company also conducts a small-scale oil and gas exploration and production program and has a small investment in a joint venture retail gasoline station and convenience store business in Montana.

         The Company's operations are currently organized into two business divisions, which are Refining, including the Navajo Refinery and the Montana Refinery, and Pipeline Transportation. Operations of the Company that are not included in either the Refining or Pipeline Transportation business divisions include the operations of Holly Corporation, the parent company, as well as the oil and gas operations and the retail gasoline stations investment. The accompanying discussion of the Company's business and properties reflects this organizational structure.

REFINERY OPERATIONS

        The Company's refinery operations include the Navajo Refinery and the Montana Refinery.

      The following table sets forth certain information about the combined refinery operations of the Company during the last three fiscal years:

                                                                Years Ended July 31,
                                                   -----------------------------------------------
                                                      1999             1998                1997
                                                   ----------       ----------          ----------
Crude charge (BPD)(1) .......................          66,200           59,400(2)           65,600
Refinery production (BPD)(3) ................          70,700           61,800(2)           68,600
Sales of produced refined products (BPD) ....          70,400           63,100(2)           67,100
Sales of refined products (BPD)(4) ..........          75,400           67,700(2)           69,300

Refinery utilization(5) .....................            98.8%            88.7%(2)            97.9%

Average per barrel(6)
  Net sales .................................      $    21.29       $    23.48          $    28.37
  Raw material costs ........................           15.38            17.39               23.19
                                                   ----------       ----------          ----------
  Refinery margin ...........................            5.91             6.09                5.18
  Cash operating costs(7) ...................            3.49             3.68                3.20
                                                   ----------       ----------          ----------
  Net cash operating margin .................      $     2.42       $     2.41          $     1.98
                                                   ==========       ==========          ==========

Sales of produced refined products (BPD)
  Gasolines .................................            57.0%            55.5%               55.8%
  Diesel fuels ..............................            21.2             21.6                23.0
  Jet fuels .................................            10.4             10.5                 9.7
  Asphalt ...................................             7.6              8.2                 7.2
  LPG and other .............................             3.8              4.2                 4.3
                                                   ----------       ----------          ----------
      Total .................................           100.0%           100.0%              100.0%
                                                   ==========       ==========          ==========

----------

(1)   Barrels per day of crude oil processed.

(2) Crude charge, refinery production, sales of produced refined products and utilization rates were reduced as a result of a scheduled turnaround for major maintenance at the Navajo Refinery.

(3) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(4) Includes refined products purchased for resale representing 5,000 BPD, 4,600 BPD and 2,200 BPD respectively.

(5)   Crude charge divided by total crude capacity of 67,000 BPD.

(6)   Represents average per barrel amounts for produced refined products sold.

(7) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses that are part of refinery operations.

NAVAJO REFINERY

   FACILITIES

        The Navajo Refinery's crude capacity is 60,000 BPD and it has the ability to process a variety of sour crude oils into high value light products (such as gasoline, diesel fuel and jet fuel).

        For the last three fiscal years, sour crude oils have represented approximately 85% of the crude oils processed by the Navajo Refinery. The Navajo Refinery's processing capabilities enable management to vary its crude supply mix to take advantage of changes in raw material prices and to respond to fluctuations in the availability of crude oil supplies. The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products. For fiscal 1999, gasoline, diesel fuel and jet fuel (excluding volumes purchased for resale) represented 58.7%, 21.0%, and 10.9%, respectively, of Navajo's sales volume.

      The following table sets forth certain information about the operations of the Navajo Refinery during the last three fiscal years:

                                                               Years Ended July 31,
                                                   -----------------------------------------------
                                                      1999             1998                1997
                                                   ----------       ----------          ----------
Crude charge (BPD)(1) .......................          59,700           53,100(2)           59,500
Refinery production (BPD)(3) ................          63,800           55,300(2)           62,300
Sales of produced refined products (BPD) ....          63,700           56,400(2)           61,000
Sales of refined products (BPD)(4) ..........          68,300           60,900(2)           62,400

Refinery utilization(5) .....................            99.4%            88.5%(2)            99.2%

Average per barrel(6)
  Net sales .................................      $    21.09       $    23.35          $    28.26
  Raw material costs ........................           15.46            17.59               23.39
                                                   ----------       ----------          ----------
  Refinery margin ...........................      $     5.63       $     5.76          $     4.87
                                                   ==========       ==========          ==========

----------

(1)   Barrels per day of crude oil processed.

(2) Crude charge, refinery production, sales of produced refined products and utilization rates were reduced as a result of a scheduled turnaround for major maintenance.

(3) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(4) Includes refined products purchased for resale representing 4,600 BPD, 4,500 BPD and 1,400 BPD respectively.

(5)   Crude charge divided by total crude capacity of 60,000 BPD.

(6)   Represents average per barrel amounts for produced refined products sold.

          Navajo's Artesia facility is located on a 300-acre site and has fully integrated crude, fluid catalytic cracking ("FCC"), vacuum distillation, alkylation, hydrodesulfurization, isomerization and reforming units, and approximately 1.5 million barrels of feedstock and product tank storage, as well as other supporting units and office buildings at the site. The Artesia facilities are operated in conjunction with integrated refining facilities located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at Lovington consists of a crude unit and an associated vacuum unit. The Lovington facility processes crude oil into intermediate products, which are transported to Artesia by means of a Company-owned eight-inch pipeline which are then upgraded into finished product at the Artesia facility.

        The Company has approximately 500 miles of crude gathering pipelines leading to the Artesia and Lovington facilities from various points in southeastern New Mexico. In addition, during the fourth quarter of fiscal 1998 the Company acquired from Fina Oil and Chemical Company a crude oil gathering system in West Texas. This system includes approximately 500 miles of pipelines and 400,000 barrels of tankage and is being used to provide crude oil transportation services to third parties as well as to transport West Texas crude oil that may be exchanged for crude oil used in the Navajo Refinery.

        The Company distributes refined products from the Navajo Refinery to its principal markets primarily through two Company-owned pipelines which extend from Artesia to El Paso. The Company has product storage at terminals in Tucson, Albuquerque, Artesia and El Paso.

        Navajo Western Asphalt Company, a wholly-owned subsidiary of the Company, owns and operates an asphalt terminal, blending and modification facility near Phoenix. In addition to marketing asphalt produced at the Navajo Refinery, Navajo Western markets asphalt produced by third parties.

   MARKETS AND COMPETITION

        The Navajo Refinery primarily serves the growing southwestern United States market, including El Paso, Albuquerque, Phoenix and Tucson, and the northern Mexico market. The Company's products are shipped by pipeline from El Paso to Albuquerque and from El Paso to Mexico via products pipeline systems owned by Chevron Pipeline Company and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan's Santa Fe Pacific Pipeline.

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

   THE EL PASO MARKET

         Most of the light products of the Company's Navajo Refinery (i.e. products other than asphalt, LPGs and carbon black oil) are currently shipped to El Paso on pipelines owned and operated by the Company. Of the products shipped to El Paso, most are subsequently shipped

(either by the Company or by purchasers of the products from the Company) via common carrier pipeline (and to a minor degree by common carrier trucks) to Tucson and Phoenix, Arizona, Albuquerque, New Mexico and markets in northern Mexico; the remaining products shipped to El Paso are sold to wholesale customers primarily for ultimate retail sale in the El Paso area. The Company expanded its capacity to supply El Paso in 1996 when the Company replaced an 8-inch pipeline from Orla to El Paso, Texas with a new 12-inch line, a portion of which has been leased to FINA, Inc. ("FINA") to transport refined products from the FINA refinery in Big Spring, Texas to El Paso.

         The El Paso market for refined products is supplied by a number of refiners located either in El Paso or within a radius of several hundred miles. The Company accounts for approximately 15% of the refined products consumed in the El Paso market. Since 1995, the volume of refined products transported by various suppliers via pipeline to El Paso has substantially expanded, in part as a result of the Company's new 12-inch pipeline described above and primarily as a result of the completion in November 1995 of the Ultramar Diamond Shamrock Corporation ("UDS") 10-inch pipeline running 408 miles from the UDS refinery near Dumas, Texas to El Paso. The capacity of this pipeline (in which Phillips Petroleum Company now has a 1/3 interest) is currently 60,000 BPD after an expansion completed in 1999.

         Until 1998, the El Paso market and markets served from El Paso were generally not supplied by refined products produced by the large refineries on the Texas Gulf Coast. While wholesale prices of refined products on the Gulf Coast have historically been lower than prices in El Paso, distances from the Gulf Coast to El Paso (more than 700 miles if the most direct route is used) have made transportation by truck unfeasible and have discouraged the substantial investment required for development of refined products pipelines from the Gulf Coast to El Paso.

         In 1998, a Texaco, Inc. subsidiary completed a 16-inch refined products pipeline running from the Gulf Coast to Midland, Texas along a northern route (through Corsicana, Texas). This pipeline, now owned by Equilon Enterprises LLC ("Equilon"), is linked to a 6-inch pipeline, also owned by Equilon, that is currently being used to transport to El Paso approximately 18,000 BPD of refined products that are produced on the Texas Gulf Coast (this volume replaces a similar volume produced in the Shell Oil Company refinery in Odessa, Texas, which was recently shut down). The Equilon line from the Gulf Coast to Midland has the potential to be linked to existing or new pipelines running from the Midland, Texas area to El Paso with the result that substantial additional volumes of refined products could be transported from the Gulf Coast to El Paso.

   THE PROPOSED LONGHORN PIPELINE

         An additional potential source of pipeline transportation from Gulf Coast refineries to El Paso is the proposed Longhorn Pipeline. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P., a Delaware limited partnership that includes affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners ("Longhorn Partners"), has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and heavily populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area.

         The Longhorn Pipeline is not currently operating because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction. The March 1999 settlement agreement required the preparation of an Environmental Assessment under the authority of the EPA and the DOT. A draft Environmental Assessment (the "Draft EA") on the Longhorn Pipeline was released on October 22, 1999. The Draft EA proposes a preliminary Finding of No Significant Impact with respect to the Longhorn Pipeline provided that Longhorn Partners carries out a proposed mitigation plan developed by Longhorn Partners which contains 34 elements. Some of elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. Public comments on the Draft EA may be submitted to the EPA and DOT until the end of November 1999 and in November 1999 there will be a series of five public meetings on the Draft EA at specified locations in Texas. The Company believes that public comments will raise questions concerning certain elements of the Draft EA. A final determination by the EPA and DOT with respect to the matters considered in the Draft EA could be issued as early as 30 days following the end of the public comment period.

         The Company supported the initial plaintiffs in the lawsuit that resulted first in the federal court injunction against operation of the Longhorn Pipeline and subsequently in the settlement agreement that requires an Environmental Assessment. In addition, the Company supported the preparation of submissions on technical matters to the contractor that conducted the Environmental Assessment. The Company believes that the Longhorn Pipeline, as originally proposed to operate beginning in the fall of 1998, would have improperly avoided the substantial capital expenditures required to comply with environmental and safety standards that are normally imposed on major pipeline projects involving environmentally sensitive areas. The Company's belief in this regard was based in part on the fact that, in 1987, a proposed new crude oil pipeline (the All American Pipeline) over essentially the proposed route for the Longhorn Pipeline was found unacceptable, after an environmental impact study, because of serious potential dangers to the environmentally sensitive aquifers over which that proposed pipeline would have operated.

         If the Longhorn Pipeline is allowed to operate as currently proposed, the substantially lower requirement for capital investment would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets. Although some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location and recent capital improvements, the Company's position in El Paso and markets served from El Paso could withstand such a period of lower prices and margins. However, the Company's results of operations could be adversely impacted if the Longhorn Pipeline were allowed to operate as currently proposed. It is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline ultimately will be allowed to operate, nor is it possible to predict the consequences for the Company of Longhorn Pipeline's operations if they occur.

         In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as amended by Longhorn Partners in March 1999, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific action of the Company complained of in the Longhorn Lawsuit is the support of lawsuits brought by ranchers in West Texas to challenge the proposed use by the Longhorn Pipeline of easements and rights-of-way that were granted over 50 years ago for the Exxon crude oil pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

   ARIZONA AND ALBUQUERQUE MARKETS

        The common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets are currently operated at or near capacity and are subject to proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have been limited. The flow of additional products into El Paso for shipments to Arizona, either as a result of the Longhorn Pipeline or otherwise, could further exacerbate such constraints on deliveries to Arizona. No assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the pipelines to Arizona. In the case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations on the amount of refined products that the Company and other shippers can deliver. As discussed below (see "Capital Improvement Projects"), the Company has entered into a Lease Agreement (the "Lease Agreement") for a pipeline between Artesia and the Albuquerque vicinity and Bloomfield, New Mexico with Mid-America Pipeline Company. The Company has completed a refined products terminal in Bloomfield and is completing construction of a diesel fuel terminal east of Albuquerque. The Company is also in the process of pursuing different alternatives to address terminalling needs in Albuquerque. While the Company is proceeding as expeditiously as possible on the Albuquerque project, it is not possible at present to determine when the project will be completed. Completion of this project would allow the Company to transport products directly to Albuquerque on the leased pipeline, thereby eliminating third party tariff expenses and the risk of future pipeline constraints on shipments to Albuquerque. Any future constraints on the Company's ability to transport its refined products to Arizona or Albuquerque could, if sustained, adversely affect the Company's results of operations and financial condition.

        An additional factor that could affect the Company's market is excess pipeline capacity from the West Coast into the Company's Arizona markets after the pipeline's expansion this year. If additional refined products become available on the West Coast in excess of demand in that market, additional products may be shipped into the Company's Arizona markets with resulting possible downward pressure on refined product prices in the Company's markets.

        In April 1999, the Williams Companies and Equilon Enterprises LLC (a joint venture of Texaco Inc. and the Royal Dutch/Shell Group) announced a 1,010-mile pipeline, called the "Aspen Pipeline," to carry gasoline and other refined fuels from Texas to Utah. It was announced that the pipeline would have a capacity of 65,000 BPD and shipments will begin in late 2000. In addition to the pipeline, product terminals would be built, including a terminal in Albuquerque, New Mexico. This venture could result in an increase in the supply of products to some of the Company's markets.

   OTHER DEVELOPMENTS AFFECTING MARKETS AND COMPETITION

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

   CRUDE OIL AND FEEDSTOCK SUPPLIES

        The Navajo Refinery is situated near the Permian Basin in an area which historically has had abundant supplies of crude oil available both for regional users, such as the Company, and for export to other areas. The Company purchases crude oil from producers in nearby southeastern New Mexico and west Texas, from major oil companies and on the spot market. Crude oil is gathered both through the Company's pipelines and tank trucks and through third party crude oil pipeline systems. Crude oil acquired in locations distant from the refinery is exchanged for crude oil that is transportable to the refinery. With its recent purchase of the West Texas gathering system, Navajo will have the ability to purchase crude oil at the lease in additional areas in West Texas, which should add to the continued stability of the Navajo Refinery crude oil supply. In addition the Company completed a 65 mile pipeline between Lovington and Artesia, New Mexico which increases the Company's ability to access additional raw materials for the Navajo Refinery.

   PRINCIPAL PRODUCTS AND MARKETS

        The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products. Set forth below is certain information regarding the principal products of Navajo during the last three fiscal years:

                                                       Years ended July 31,
                               ---------------------------------------------------------------------
                                     1999                      1998                      1997
                               -----------------       --------------------       ------------------
                                BPD          %          BPD             %          BPD           %
                               ------      -----       ------         -----       ------       -----
Sales of produced refined
 products(1)
   Gasolines                   37,400       58.7%      32,200          57.1%      34,700        56.9%
   Diesel fuel                 13,400       21.0       12,200          21.6       14,300        23.4
   Jet fuels                    6,900       10.9        6,300          11.2        6,000         9.8
   Asphalt                      3,600        5.6        3,300           5.9        3,400         5.6
   LPG and other                2,400        3.8        2,400           4.2        2,600         4.3
                               ------      -----       ------         -----       ------       -----
       Total                   63,700      100.0%      56,400         100.0%      61,000       100.0%
                               ======      =====       ======         =====       ======       =====

-----------

(1)      Excludes refined products purchased for resale.

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

        Navajo's principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX (the government-owned energy company of Mexico) and retailers. Navajo's gasoline is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, and Tucson, and in portions of northern Mexico. Diesel fuel is sold to other refiners, wholesalers, independent dealers and railroads. Jet fuel is sold primarily for military use. Military jet fuel is sold to the Defense Fuel Supply Center (the "DFSC") of the Defense Logistics Agency under a series of one-year contracts that can vary significantly from year to year. Navajo sold approximately 6,900 BPD of jet fuel to the DFSC in its 1999 fiscal year and has a contract to supply 7,000 BPD to the DFSC for the year ending September 30, 2000. Asphalt is sold to contractors and government authorities for highway construction and maintenance. Carbon black oil is sold for further processing and LPGs are sold to petrochemical plants and are used as fuel in refinery operations.

        Approximately 9% of the Company's revenues for fiscal 1999 resulted from the sale of military jet fuel to the United States government. Although there can be no assurance that the Company will be awarded such contracts in the future, the Company has had a supply contract with the United States government for each of the last 30 years. Approximately 10% of the Company's revenues for fiscal 1999 resulted from the sale for export of gasoline and diesel fuel to an affiliate of PEMEX. Those sales were made under contracts that expire December 1999. The loss of the Company's supply contract with the United States government or with PEMEX could have a material adverse effect on the Company's results of operations. In addition to the United States Government and PEMEX, other significant sales were made to two petroleum companies. Tosco Corporation and affiliates are a purchaser of gasoline and diesel fuel for resale to retail customers and accounted for approximately 15% of the Company's revenues in fiscal 1999. Arco Products Company is a purchaser of gasoline for resale to retail customers and accounted for approximately 13% of the Company's revenues in fiscal 1999. The Company believes a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers would not have a material adverse effect on the Company, since the Company's sales volumes with respect to products whose end-users are retail customers appear to have been historically more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser and therefore the impact of such a loss on the Company's results of operations should be limited.

   CAPITAL IMPROVEMENT PROJECTS

        The Company has invested significant amounts in capital expenditures in recent years to enhance the Navajo Refinery and expand its supply and distribution network. For the 2000 fiscal year, the capital budget of Navajo Refinery, including its supply and distribution network, totals approximately $20 million. The components of this budget are $8 million for various refinery improvements, $9 million for required costs relating to a purchased hydrotreater, as described below, and $3 million for various pipeline and transportation projects. In addition to these projects, the

Company plans to expend in the 2000 fiscal year a total of $8 million on items that were approved in previous capital budgets, including projects at the Navajo Refinery and additional expenditures for connecting pipelines and related product terminals to be used in conjunction with the leased pipeline to northwest New Mexico described below.

        As part of its efforts to improve operating efficiencies, the Company constructed an isomerization unit and upgraded the FCC unit at the Navajo Refinery. The isomerization unit, which was completed in February 1997, increases the refinery's internal octane generating capabilities, thereby improving light product yields and increasing the refinery's ability to upgrade additional amounts of lower priced purchased natural gasoline into finished gasoline. The upgrade of the refinery's FCC unit, which was implemented during the Navajo Refinery's scheduled turnaround in the first quarter and early part of the second quarter of fiscal 1998, improves the yield of high value products from the FCC unit by incorporating certain state-of-the-art upgrades.

        In addition to the above projects, the Company purchased a hydrotreater unit for $5 million from a closed refinery in November 1997. This purchase should give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. The hydrotreater will enhance higher value, light product yields and facilitate the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the latter part of 2000. Part of the fiscal 2000 capital budget are commitments related to the hydrotreater of $9 million, which include costs to relocate the unit to the Navajo Refinery and construct a sulfur recovery unit, which will be immediately utilized and work in conjunction with the hydrotreater when completed, and certain long-lead-time pieces of equipment of the hydrotreater. The Company, subject to obtaining necessary permitting in a timely manner, expects to complete the hydrotreater in the latter part of 2001. Remaining costs to complete the hydrotreater are estimated to be approximately $20 million, in addition to the current $9 million budgeted amount. Based on the current configuration at the Navajo Refinery, the Company can supply current sales volumes into the Phoenix market under the CARB standards prior to completion of the hydrotreater.

        The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield. The Company is in the process of completing the construction of a diesel fuel terminal 40 miles east of Albuquerque in Moriarty and is considering different alternatives regarding its terminalling needs in Albuquerque. When the project, including the Albuquerque portion, is completed, these facilities will allow the Company to use the Leased Pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and markets in northwest New Mexico. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty, New Mexico, near Albuquerque, are planned to begin in late 1999.

        The additional pipeline capacity resulting from the new pipelines constructed in conjunction with the Rio Grande joint venture (discussed under "Pipeline Transportation") and from the Leased Pipeline should reduce pipeline operating expenses at existing throughputs. In addition, the new pipeline capacity will allow the Company to increase volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and could allow the Company to shift volumes among markets in response to any future increased competition in particular markets.

MONTANA REFINERY

        MRC owns a 7,000 BPD petroleum refinery near Great Falls, Montana, which can process a wide range of crude oils and primarily serves markets in Montana. For the last three fiscal years, excluding downtime for scheduled maintenance and turnarounds, the Montana Refinery has operated at an average annual crude capacity utilization rate of approximately 92%.

         The following table sets forth certain information about the operations of Montana Refinery during the last three fiscal years:

                                                             Years Ended July 31,
                                                   -----------------------------------------
                                                     1999            1998            1997
                                                   ---------       ---------       ---------
Crude charge (BPD)(1) .......................          6,600           6,300           6,100(2)
Refinery production (BPD)(3) ................          6,900           6,500           6,300(2)
Sales of produced refined products (BPD) ....          6,700           6,700           6,100(2)
Sales of refined products (BPD)(4) ..........          7,100           7,100           6,900(2)

Refinery utilization(5) .....................           93.7%           90.4%           87.1%(2)

Average per barrel(6)
  Net sales .................................      $   23.13       $   24.51       $   29.47
  Raw material costs ........................          14.63           15.69           21.25
                                                   ---------       ---------       ---------
  Refinery margin ...........................      $    8.50       $    8.82       $    8.22
                                                   =========       =========       =========

----------

(1)   Barrels per day of crude oil processed.

(2) Crude charge, refinery production, sales of produced refined products and utilization rates were reduced as a result of a scheduled turnaround for major maintenance.

(3) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(4) Includes refined products purchased for resale representing 400 BPD, 400 BPD and 800 BPD respectively.

(5)   Crude charge divided by total crude capacity of 7,000 BPD.

(6)   Represents average per barrel amounts for produced refined products sold.

        The Montana Refinery currently obtains its supply of crude oils primarily from suppliers in Canada via a 93-mile Company-owned pipeline, which runs from the Canadian border to the refinery. The Montana Refinery's principal markets include Great Falls, Helena, Bozeman and Billings, Montana. MRC competes principally with three other Montana refineries.

        Set forth below is certain information regarding the principal products of Montana Refinery during the last three fiscal years:

                                                     Years ended July 31,
                               --------------------------------------------------------------
                                     1999                   1998                   1997
                               ----------------       ----------------       ----------------
                                BPD         %          BPD         %          BPD         %
                               -----      -----       -----      -----       -----      -----
Sales of produced refined
 products(1)
   Gasolines                   2,800       41.8%      2,800       41.8%      2,700       44.3%
   Diesel fuels                1,500       22.4       1,500       22.4       1,200       19.7
   Jet fuels                     400        6.0         300        4.4         500        8.2
   Asphalt                     1,700       25.3       1,800       26.9       1,400       22.9
   LPG and other                 300        4.5         300        4.5         300        4.9
                               -----      -----       -----      -----       -----      -----
        Total                  6,700      100.0%      6,700      100.0%      6,100      100.0%
                               =====      =====       =====      =====       =====      =====

----------

(1)      Excludes refined products purchased for resale.

         For the 2000 fiscal year, MRC's capital budget totals $750,000, most of which is for various improvements at the Montana Refinery.

PIPELINE TRANSPORTATION OPERATIONS

PIPELINE TRANSPORTATION BUSINESS

         In recent years, the Company has made an effort to develop and expand a pipeline transportation business generating revenues from unaffiliated parties. During the fiscal year ended July 31, 1999, the Company realized significant earnings from these operations. The pipeline transportation operations include approximately 900 miles of pipelines, of which approximately 400 miles are part of the supply and distribution network of the Navajo Refinery. Additionally, the Company has a 25% investment in Rio Grande Pipeline Company, which provides petroleum products transportation. For fiscal 2000, the Company has budgeted approximately $1 million for capital expenditures for the pipeline transportation business.

        The Company has a 25% interest in a pipeline joint venture ("Rio Grande") with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases to Mexico. Deliveries by the joint venture began in April 1997. In October 1996, the Company completed a new 12" refined products pipeline from Orla to El Paso, Texas, which replaced a portion of an 8" pipeline previously used by Navajo, which was transferred to Rio Grande.

        The Company has implemented an alliance with FINA, Inc. ("FINA") to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel fuel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in the future. FINA constructed a 50-mile pipeline which connected an existing FINA pipeline system to the Company's 12" pipeline between Orla, Texas and El Paso, Texas pursuant to a long-term lease of certain capacity of the Company's 12" pipeline. In August 1998, FINA began transporting to El Paso gasoline and diesel fuel from its Big Spring, Texas refinery. Pursuant to this long-term lease agreement, FINA will ultimately have the right to transport up to 20,000 BPD to El Paso on this interconnected system. In August 1998, the Company began to realize pipeline rental and terminalling revenues from FINA under these agreements.

        In the fourth quarter of fiscal 1998, the Company purchased from Fina Oil and Chemical Company a crude oil gathering system in West Texas. The assets purchased include approximately 500 miles of pipelines and over 350,000 barrels of tankage. Approximately 23,000 barrels per day of crude oil were gathered on these systems in fiscal 1999. The Company believes that these assets should generate a stable source of transportation service income, and will give Navajo the ability to purchase crude oil at the lease in new areas, thus potentially enhancing the stability of crude oil supply and refined product margins for the Navajo Refinery.

        During the fourth quarter of fiscal 1999, the Company completed 65 miles of new pipeline between Lovington and Artesia, NM, to permit the delivery of isobutane (and/or other LPGs) to another refinery in El Paso as well as to increase the Company's ability to access additional raw materials for the Navajo Refinery.

ADDITIONAL OPERATIONS AND OTHER INFORMATION

CORPORATE OFFICES

        The Company leases its principal corporate offices in Dallas, Texas. The operations of Holly Corporation, the parent company, are performed at this location. Functions performed by the parent company include overall corporate management, planning and strategy, legal support, treasury management and financial reporting.

EXPLORATION AND PRODUCTION

        The Company conducts a small-scale oil and gas exploration and production program. For fiscal 2000, the Company has budgeted under $1 million for capital expenditures related to oil and gas exploration activities.

JET FUEL TERMINAL

        The Company owns and operates a 120,000 barrel capacity jet fuel terminal near Mountain Home, Idaho, which serves as a terminalling facility for jet fuel sold by unaffiliated producers to the Mountain Home United States Air Force Base.

OTHER INVESTMENTS

        In fiscal 1998, the Company invested and advanced a total of $2 million to a joint venture operating retail service stations and convenience stores in Montana. The Company has a 49% interest in the joint venture and accounts for earnings using the equity method. The Company has reserved approximately $700,000 related to the collectability of advances and related accrued interest to this joint venture.

EMPLOYEES AND LABOR RELATIONS

         The Company currently has approximately 614 employees. Of its employees, 253 are covered by collective bargaining agreements ("covered employees"). Contracts relating to the covered employees at all facilities will expire during 2001 and 2002. The Company considers its employee relations to be good.

REGULATION

         Refinery and pipeline operations are subject to federal, state and local laws regulating the discharge of matter into the environment or otherwise relating to the protection of the environment. Over the years, there have been and continue to be ongoing communications, including notices of violations, and discussions about environmental matters between the Company and federal and state authorities, some of which have resulted or will result in changes of operating procedures and in capital expenditures by the Company. Compliance with applicable environmental laws and regulations will continue to have an impact on the Company's operations, results of operations and capital requirements.

         Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix has adopted even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in the latter part of 2000. This new requirement, other requirements of the federal Clean Air Act or other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements. Completion of the hydrotreater, discussed above, will help the Company to meet these requirements.

         The Company is and has been the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries. Current and future environmental regulations inevitably will require expenditures, including remediation, at the New Mexico and Montana refineries. The extent of any such expenditures cannot presently be determined.

         The Company's operations are also subject to various laws and regulations relating to occupational health and safety. The Company maintains safety, training and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. Moreover, recently enacted comprehensive health and safety legislation has required and continues to require substantial expenditures.

         The Company cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for the installation and operation of pollution control systems and equipment not currently processed by the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

         In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners. The suit, as amended by Longhorn Partners in March 1999, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process; the specific action of the Company complained of in the Longhorn Suit is the support of lawsuits brought by ranchers in West Texas to challenge the proposed refined products pipeline's use of easements and rights-of-way that were granted over 50 years ago for a crude oil pipeline. In mid-July 1999, the state district court in El Paso denied a motion filed by the Company to transfer the venue of the suit to a state district court in Dallas, Texas. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

         The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

Executive Officers of Registrant (per instruction 3 to Item 401(b) of Regulation S-K)

         The executive officers of the Company as of October 21, 1999 are as follows:

                                                                                           Executive
     Name                           Age                  Position                        Officer Since
     ----                           ---                  --------                        -------------
Lamar Norsworthy                    53      Chairman of the Board                           1971
                                              and Chief Executive Officer

Matthew P. Clifton                  48      President and Director                          1988

W. John Glancy                      57      Senior Vice President, General                  1998
                                              Counsel, Secretary and Director

David F. Chavenson                  47      Vice President and                              1999
                                              Chief Financial Officer

David G. Blair                      41      Vice President, Marketing                       1994
                                              Asphalt and LPG

Leland J. M. Griffin                51      Vice President, Montana                         1999
                                              Operations

Randall R. Howes                    42      Vice President, Engineering                     1997
                                              and Economics

John A. Knorr                       49      Vice President, Crude Oil                       1988
                                              Supply and Trading

Virgil R. Langford                  54      Vice President, Refining                        1989

Mike Mirbagheri                     60      Vice President, International                   1982
                                              Crude Oil and Refined
                                              Products

Henry A. Teichholz                  56      Vice President                                  1984

James G. Townsend                   44      Vice President, Pipelines
                                              and Terminals                                 1997

Kathryn H. Walker                   49      Vice President, Accounting                      1999

Gregory A. White                    42      Vice President, Marketing                       1994
                                              Light Oils

         All officers of the Company are elected annually to serve until their successors have been elected. Mr. Norsworthy occupied the additional office of President from 1988 to 1995. Mr. Clifton previously served as Senior Vice President from 1991 to 1995. Mr. Glancy held the office of Senior Vice President, Legal from December 1998 through September 1999, when his title was changed to Senior Vice President and General Counsel; he has held the additional office of Secretary since April 1999; prior to December 1998, Mr. Glancy had been outside counsel to the Company on various matters for over 10 years. Mr. Chavenson has served in his respective position since April 1999. Mr. Chavenson was Vice President and Chief Financial Officer and Secretary of Rutherford-Moran Oil Corporation from 1996 to March 1999 and was Treasurer of Oryx Energy Company from 1993 to 1996. Mr. Teichholz occupied the additional office of Controller from 1984 to April 1999 and Treasurer from 1989 to April 1999. Mr. Knorr is also President of one of the partners of MRC and serves as the General Manager of MRC. Messrs. Howes and Townsend have served in their respective positions since September 1997. Mr. Howes previously served as Manager of Technical Services of Navajo from 1991 to 1997. Mr. Townsend previously served as Manager of Transportation of Navajo from 1995 to 1997, and previously held various transportation/pipeline positions. Mr. Griffin and Ms. Walker were elected to their respective positions in September 1999. Mr. Griffin has served as the Refinery Manager of the Montana Refinery since 1989. Ms. Walker has served as the Controller of Navajo since 1993.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

        The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:

                                                                                   Total
Fiscal years ended July 31                     High        Low      Dividends      Volume
--------------------------                     ----        ---      ---------      ------
1998
        First Quarter................        $28 13/16   $25 13/16    $ .15         721,200
        Second Quarter...............         28          24 7/8        .15         416,900
        Third Quarter................         33 3/8      25 5/8        .15         871,500
        Fourth Quarter...............         31 3/4      24 1/8        .15         648,600

1999
        First Quarter................        $26 1/8     $14 3/8      $ .16       1,053,500
        Second Quarter...............         17 3/8      14            .16         712,200
        Third Quarter................         15 5/8      12 1/4        .16       1,043,700
        Fourth Quarter...............         15 3/4      12 5/8        .16       1,425,900

        As of July 31, 1999, the Company had approximately 1,800 stockholders of record.

        On September 24, 1999, the Company's Board of Directors declared a regular quarterly dividend in the amount of $.17 per share payable on October 8, 1999. The Company intends to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, the financial condition of the Company and other factors. The Senior Notes and Credit Agreement limit the payment of dividends. See Note 6 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows selected financial information for the Company as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Form 10-K.

($ in thousands, except per share amounts)
Years ended July 31,                          1999         1998         1997         1996         1995
-----------------------------------------  ----------   ----------   ----------   ----------   ----------
FINANCIAL DATA
For the year
   Sales and other revenues ............   $  597,986   $  590,299   $  721,346   $  676,290   $  614,830
   Income before income taxes and
     cumulative effect of
     accounting change .................   $   33,159   $   24,866   $   21,819   $   31,788   $   20,147
   Income tax provision ................       13,222        9,699        8,732       12,554        7,730
                                           ----------   ----------   ----------   ----------   ----------
   Income before cumulative effect
      of accounting change .............       19,937       15,167       13,087       19,234       12,417
   Cumulative effect of
      accounting change ................           --           --           --           --        5,703
                                           ----------   ----------   ----------   ----------   ----------

   Net income ..........................   $   19,937   $   15,167   $   13,087   $   19,234   $   18,120
                                           ==========   ==========   ==========   ==========   ==========

   Income per common share
      Income before cumulative
         effect of accounting
         change (basic and diluted) ....   $     2.42   $     1.84   $     1.59   $     2.33   $     1.51
      Cumulative effect of
         accounting change .............           --           --           --           --          .69
                                           ----------   ----------   ----------   ----------   ----------

      Net income
         (basic and diluted) ...........   $     2.42   $     1.84   $     1.59   $     2.33   $     2.20
                                           ==========   ==========   ==========   ==========   ==========

   Cash dividends per common
      share ............................   $      .64   $      .60   $      .51   $      .42   $      .40
   Average number of shares of
      common stock outstanding .........    8,254,000    8,254,000    8,254,000    8,254,000    8,254,000
   Net cash provided by
        operating activities ...........   $   47,628   $   38,193   $    5,457   $   44,452   $   34,241
At end of year
   Working capital .....................   $   13,851   $   14,793   $   45,241   $   66,649   $   17,740
   Total assets ........................   $  390,982   $  349,857   $  349,803   $  351,271   $  287,384
   Long-term debt (including
      current portion) .................   $   70,341   $   75,516   $   86,291   $   97,065   $   68,840
   Stockholders' equity ................   $  128,880   $  114,349   $  105,121   $   96,243   $   80,043

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K, including without limitation those under "Markets and Competition" under Items 1 and 2, "Legal Proceedings" under Item 3 and "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management" and "The Year 2000 Problem") under this
Item 7 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of capital investments and marketing strategies by the Company, the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation, the accuracy of technical analysis and evaluations relating to the Year 2000 Problem, and the abilities of third-party suppliers to the Company to avoid adverse effects of the Year 2000 Problem on their capacities to supply the Company. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

FINANCIAL DATA

(in thousands, except per share data)(1)                      Years Ended July 31,
                                                      -------------------------------------
                                                        1999          1998           1997
                                                      ---------     ---------     ---------
Sales and other revenues                              $ 597,986     $ 590,299     $ 721,346
Costs and expenses
  Cost of products sold                                 428,472       440,042       586,604
  Operating expenses                                     80,654        76,420        70,009
  Selling, general and administrative expenses           22,159        13,714        13,348
  Depreciation, depletion and amortization               26,358        24,379        20,153
  Exploration expenses, including dry holes               1,370         2,979         3,732
                                                      ---------     ---------     ---------
                                                        559,013       557,534       693,846
                                                      ---------     ---------     ---------
Income from operations                                   38,973        32,765        27,500
Other
  Equity in earnings of joint ventures                    1,965         1,766           414
  Interest expense, net                                  (7,779)       (7,725)       (6,095)
  Transaction costs of terminated merger                     --        (1,940)           --
                                                      ---------     ---------     ---------
                                                         (5,814)       (7,899)       (5,681)
                                                      ---------     ---------     ---------
Income before income taxes                               33,159        24,866        21,819
Income tax provision                                     13,222         9,699         8,732
                                                      ---------     ---------     ---------
Net income                                            $  19,937     $  15,167     $  13,087
                                                      =========     =========     =========

Income per common share (basic and diluted)           $    2.42     $    1.84     $    1.59

Sales and other revenues (2)
  Refining                                            $ 582,172     $ 582,277     $ 715,023
  Pipeline Transportation                                11,936           695            --
  Corporate and other                                     3,878         7,327         6,323
                                                      ---------     ---------     ---------
  Consolidated                                        $ 597,986     $ 590,299     $ 721,346
                                                      =========     =========     =========

Income (loss) from operations (2)
  Refining                                            $  42,118     $  38,290     $  33,877
  Pipeline Transportation                                 6,552           302            --
  Corporate and other                                    (9,697)       (5,827)       (6,377)
                                                      ---------     ---------     ---------
  Consolidated                                        $  38,973     $  32,765     $  27,500
                                                      =========     =========     =========

(1) Certain reclassifications have been made to prior reported amounts to conform to current classifications.

(2) The Refining segment includes the Company's principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the Navajo Refinery) and the Company's refinery near Great Falls, Montana. The petroleum products produced by Refining segments are marketed in the southwestern United States, Montana and northern Mexico. Certain pipelines and terminals operate in conjunction with the refining segment as part of the supply and distribution networks of the refineries, which costs are included in the Refining segment. The Pipeline Transportation segment includes approximately 900 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. Included in Corporate and other are costs associated with Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas exploration and production program and a small equity investment in retail gasoline stations and convenience stores. Insignificant amounts of intersegment sales were eliminated in consolidation.

OPERATING DATA

                                                        Years Ended July 31,
                                                    --------------------------
                                                     1999      1998       1997
                                                    ------    ------    ------
Refinery Production (BPD)                           70,700    61,800    68,600
Sales of Refined Products (BPD) (1)                 75,400    67,700    69,300
Refinery Margins (per produced barrel sold)         $ 5.91    $ 6.09    $ 5.18

(1) Includes refined products purchased for resale of 5,000 BPD, 4,600 BPD and 2,200 BPD, respectively, for the years shown in the above table.

1999 COMPARED TO 1998

      For the year ended July 31, 1999, net income was $19.9 million ($2.42 per share), as compared to $15.2 million ($1.84 per share) for fiscal 1998. The increase in net income for fiscal 1999 was primarily attributable to increased refined product sales volumes and increased pipeline transportation income, partially offset by lower refinery margins and increased selling, general and administrative expenses.

      Refinery margins decreased 3.0% during fiscal 1999 compared to the prior year, as product prices decreased at a slightly greater rate than crude prices. However, the Company experienced higher refinery margins in April through July 1999 as product prices increased at a greater rate than crude prices in the California refined products market, which impacts product pricing for the Company's Navajo Refinery in New Mexico. Such margins have declined since that time. Increased production volumes of 14.4% for fiscal 1999 more than offset the reduced margins, compared to fiscal 1998, when such volumes were reduced due to a turnaround at the Navajo Refinery. Refined product revenues did not change significantly as the decrease in product prices was offset by the increase in sales volumes, due principally to the increased production at the Navajo Refinery. Refining operating expenses were relatively constant from year-to-year.

      Pipeline Transportation revenues increased significantly as the result of the initiation of pipeline and terminalling related revenues under agreements with FINA, Inc. and from operation of a West Texas crude oil gathering system the Company purchased in June 1998. Additionally, the Company began generating transportation revenues in June 1999 from deliveries of isobutane to another refinery. Most of the increase in operating expenses for the Company results from the increased pipeline transportation operations.

      Earnings were negatively impacted in the 1999 fiscal year, as compared to the prior year, by an increase in general and administrative expenses relating principally to legal proceedings and non-recurring compensation expense, partially offset by charges in fiscal 1998 in connection with the terminated merger with Giant Industries, Inc. Additionally, earnings were impacted during fiscal 1999 relative to fiscal 1998 by lower oil and gas income due to decreased prices for oil and gas and a reduction in scope of the Company's oil and gas program, and increases in depreciation and amortization expenses resulting primarily from the prior year's turnaround expenditures and the increase in pipeline transportation operations.

1998 COMPARED TO 1997

        For the 1998 fiscal year, net income was $15.2 million ($1.84 per share) as compared to $13.1 ($1.59 per share) million for fiscal 1997. Transaction costs associated with the planned merger with Giant Industries, Inc., which was terminated, reduced earnings by $1.2 million ($.14 per share) for the 1998 fiscal year.

        The increase in income in the 1998 fiscal year compared to 1997 was principally due to increased refinery margins of 17.6%. Refined product revenues decreased in the year ended July 31, 1998 from the prior year as a result of reduced sales prices and reduced overall sales volumes for the 1998 fiscal year, due principally to decreased production at the Navajo Refinery. Refinery margins increased significantly during the fourth quarter of fiscal 1998 as crude oil prices decreased at a faster rate than refined product prices in the Company's markets. However, a 9.9% reduction in production of refined products partially offset the year-over-year refinery margin increases.

         The reduced production for the 1998 fiscal year resulted from a planned maintenance shutdown (a "turnaround") at the Company's Navajo Refinery. The turnaround, which is scheduled approximately every four years, was conducted in the first quarter and early part of the second quarter of fiscal 1998. This turnaround included an upgrade of the fluid catalytic cracking unit ("FCC") to more efficient technology. The effects of this upgrade, combined with the effects of the isomerization unit which became operational at the end of the prior fiscal year have substantially improved the high value product yields of the Navajo facility. The increase in these yields contributed favorably to refinery margins beginning in the second quarter of fiscal 1998. Earnings in fiscal 1998 were adversely impacted by an increase in depreciation, depletion and amortization resulting from the amortization of higher turnaround costs beginning in the second quarter. Additionally impacting earnings for the 1998 fiscal year was the inclusion in operating expenses of costs associated with the lease of 300 miles of 8" pipeline which began late in the fourth quarter of fiscal 1997. The Company plans to utilize this pipeline to transport petroleum products from the Navajo Refinery to markets in Albuquerque and northwest New Mexico during the 2000 fiscal year. Earnings for fiscal 1998 were also impacted by a decrease in interest income due to a lower level of cash investments in fiscal 1998 as compared to fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased during the year ended July 31, 1999 by $1.6 million to $4.2 million, as cash flows from operations were greater than capital expenditures, principal repayments, including the repayment of $11.6 million represents all outstanding borrowings under the Credit Agreement, and dividend payments. Subsequent to July 31, 1999, the Company has generated cash balances in excess of its ongoing liquidity requirements. The Company believes that this cash, in conjunction with its Credit Agreement, which can be used for direct borrowings of up to $50 million and which will expire in October 2000 unless extended, together with future cash flows from operations, should provide sufficient resources to enable the Company to satisfy its liquidity needs, capital requirements, and debt service obligations while continuing the payment of dividends for at least the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES

        Net cash provided by operating activities amounted to $47.6 million in fiscal 1999, compared to $38.2 million in fiscal 1998 and $5.5 million in fiscal 1997. Comparing fiscal 1999 to fiscal 1998, the increase in cash provided from operating activities was principally due to expenditures of $18.8 million incurred in fiscal 1998 relating to the Navajo turnaround, offset partially by changes in working capital items. Comparing fiscal 1998 to fiscal 1997, cash provided from operating activities was significantly higher. The increase was principally due to an increase in cash generated by earnings, offset partially by higher expenditures incurred in fiscal 1998 relating to the Navajo turnaround compared to similar but smaller advance expenditures in the latter part of fiscal 1997 and offset by a $19.6 million increase in inventories during 1997, primarily related to preparation for the turnaround in fiscal 1998. A significant portion of this inventory increase was liquidated in fiscal 1998; however the impact of this inventory liquidation was reduced because of an increase in inventory caused by the Company's purchase of the West Texas crude gathering system.

CASH FLOWS FOR FINANCING ACTIVITIES

         Cash flows used for financing activities amounted to $22.1 million in fiscal 1999, compared to $4.7 million in fiscal 1998 and $15.0 million in fiscal 1997.

        During 1999, increased cash flows from operating activities and lower capital expenditures relative to 1998 enabled the Company to retire its outstanding bank debt, make scheduled amortization payments on the Senior Notes and pay $5.3 million in dividends. In 1998, higher capital expenditure requirements and dividend payments of $5.0 million more than offset higher cash flow from operating activities, resulting in an outstanding balance of $11.6 million under the Credit Agreement.

        The Company believes its internally generated cash flow, along with its Credit Agreement, provides sufficient resources to fund capital projects, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs for at least the next twelve months. The Company's Credit Agreement expires in October 2000, and the Company has recently initiated discussions with its banks on an extension of the Credit Agreement. While the Company expects such negotiations to result in the extension of the Credit Agreement, there can be no assurance that such negotiations will be successful.

        See Note 6 to the Consolidated Financial Statements for a summary of the terms and conditions of the Senior Notes and of the Credit Agreement.

CASH FLOWS FOR INVESTING ACTIVITIES AND CAPITAL PROJECTS

        Cash flows used for investing activities totalled $109.3 million over the last three years, $24.0 million in 1999, $51.0 million in 1998 and $34.4 million in 1997. All of these amounts were expended on capital projects with the exceptions of $2.0 million during fiscal 1998 invested in a joint venture to operate retail gasoline stations and convenience stores in Montana, $3.0 million invested during 1998 in shares of common stock of a publicly traded company and $4.1 million invested during 1997 in the Rio Grande joint venture described below. The net negative cash flow for investing activities was offset by distributions to the Company from the Rio Grande joint venture of $2.9 million in fiscal 1999 and $3.7 million in fiscal 1998.

        The Company has adopted a capital budget of $23 million for fiscal 2000. The components of this budget are $9 million for various refinery improvements, $9 million for costs relating to the purchase of a gasoil hydrotreater, as described below, $4 million for various pipeline and transportation projects and under $1 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to expend during 2000 a total of $8 million on items that were approved in previous capital budgets primarily relating to pipeline and terminalling activities.

        As part of its efforts to improve operating efficiencies, the Company constructed an isomerization unit and upgraded the FCC unit at the Navajo Refinery. The isomerization unit, which was completed in February 1997, increases the refinery's internal octane generating capabilities, thereby improving light product yields and increasing the refinery's ability to upgrade additional amounts of lower priced purchased natural gasoline into finished gasoline. The upgrade of the refinery's FCC unit, which was implemented during the Navajo Refinery's scheduled turnaround in the first quarter and early part of the second quarter of fiscal 1998, improves the yield of high value products from the FCC unit by incorporating certain state-of-the-art upgrades.

        In addition to the above projects, the Company purchased a hydrotreater unit for $5 million from a closed refinery in November 1997. This purchase should give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. The hydrotreater will enhance higher value, light product yields and facilitate the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the latter part of 2000. Included in the fiscal 2000 capital budget are commitments related to the hydrotreater of $9 million, which include costs to relocate the unit to the Navajo Refinery and construct a sulfur recovery unit, which will be immediately utilized and work in conjunction with the hydrotreater when completed, and certain long-lead-time pieces of equipment. The Company, subject to obtaining necessary permitting in a timely manner, expects to complete the hydrotreater in the latter part of 2001. Remaining costs to complete the hydrotreater are estimated to be approximately $20 million, in addition to the current $9 million budgeted amount. Based on the current configuration at the Navajo Refinery, the Company believes it can supply current sales volumes into the Phoenix market under the CARB standards prior to completion of the hydrotreater.

        The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield. The Company is in the process of completing the construction of a diesel fuel terminal 40 miles east of Albuquerque in Moriarty and is considering different alternatives regarding its terminalling needs in Albuquerque. When the project, including the Albuquerque portion, is completed, these facilities will allow the Company to use the Leased Pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and markets in northwest New Mexico. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty, New Mexico, near Albuquerque, are planned to begin in late 1999.

        The Company has a 25% interest in a pipeline joint venture ("Rio Grande") with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases to Mexico. Deliveries by the joint venture began in April 1997. In October 1996, the Company completed a new 12" refined products pipeline from Orla to El Paso, Texas, which replaced a portion of an 8" pipeline previously used by Navajo that was transferred to Rio Grande. Discussions regarding expansion of this line are currently underway.

        The additional pipeline capacity resulting from the new pipelines constructed in conjunction with the Rio Grande joint venture and from the Leased Pipeline should reduce pipeline operating expenses at existing throughputs. In addition, the new pipeline capacity will allow the Company to increase volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and could allow the Company to shift volumes among markets in response to any future increased competition in particular markets.

        In the fourth quarter of fiscal 1998, the Company purchased from Fina Oil and Chemical Company a crude oil gathering system in West Texas. The assets purchased include approximately 500 miles of pipelines and over 350,000 barrels of tankage. Approximately 23,000 barrels per day of crude oil were gathered on these systems in fiscal 1999. The Company believes that these assets should generate a stable source of transportation service income, and will give Navajo the ability to purchase crude oil at the lease in new areas, thus potentially enhancing the stability of crude oil supply and refined product margins for the Navajo Refinery.

        During the fourth quarter of fiscal 1999, the Company completed 65 miles of new pipeline between Lovington and Artesia, NM, to permit the delivery of isobutane (and/or other LPGs) to an unrelated refiner in El Paso as well as to increase the Company's ability to access additional raw materials.

        The Company announced in February 1997 the formation of an alliance with FINA, Inc. ("FINA") to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel fuel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in the future. FINA constructed a 50-mile pipeline which connected an existing FINA pipeline system to the Company's 12" pipeline between Orla, Texas and El Paso, Texas pursuant to a long-term lease of certain capacity of the Company's 12" pipeline. In August 1998, FINA began transporting to El Paso gasoline and diesel fuel from its Big Spring, Texas refinery. Pursuant to a long-term lease agreement, FINA will ultimately have the right to transport up to 20,000 BPD to El Paso on this interconnected system. In August 1998, the Company began to realize pipeline rental and terminalling revenues from FINA under these agreements.

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

        The Company is dependent on the production and sale of quantities of refined products at margins sufficient to cover operating costs, including any increases in costs resulting from future inflationary pressures. The refining business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals, pipelines and related facilities. Furthermore, future regulatory requirements or competitive pressures could result in additional capital expenditures, which may or may not produce the results intended. Such capital expenditures may require significant financial resources that may be contingent on the Company's continued access to capital markets and commercial bank markets. Additionally, other matters, such as regulatory requirements or legal actions may restrict the Company's continued access.

         Until 1998, the El Paso market and markets served from El Paso were generally not supplied by refined products produced by the large refineries on the Texas Gulf Coast. While wholesale prices of refined products on the Gulf Coast have historically been lower than prices in El Paso, distances from the Gulf Coast to El Paso (more than 700 miles if the most direct route is used) have made transportation by truck unfeasible and have discouraged the substantial investment required for development of refined products pipelines from the Gulf Coast to El Paso.

         In 1998, a Texaco, Inc. subsidiary completed a 16-inch refined products pipeline running from the Gulf Coast to Midland, Texas along a northern route (through Corsicana, Texas). This pipeline, now owned by Equilon Enterprises LLC ("Equilon"), is linked to a 6-inch pipeline, also owned by Equilon, that is currently being used to transport to El Paso approximately 18,000 BPD of refined products that are produced on the Texas Gulf Coast (this volume replaces a similar volume produced in the Shell Oil Company refinery in Odessa, Texas, which was recently shut down). The Equilon line from the Gulf Coast to Midland has the potential to be linked to existing or new pipelines running from the Midland, Texas area to El Paso with the result that substantial additional volumes of refined products could be transported from the Gulf Coast to El Paso.

         An additional potential source of pipeline transportation from Gulf Coast refineries to El Paso is the proposed Longhorn Pipeline. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P., a Delaware limited partnership that includes affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline

Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners ("Longhorn Partners"), has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and heavily populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area.

         The Longhorn Pipeline is not currently operating because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction. The March 1999 settlement agreement required the preparation of an Environmental Assessment under the authority of the EPA and the DOT. A draft Environmental Assessment (the "Draft EA") on the Longhorn Pipeline was released on October 22, 1999. The Draft EA proposes a preliminary Finding of No Significant Impact with respect to the Longhorn Pipeline provided that Longhorn Partners carries out a proposed mitigation plan developed by Longhorn Partners which contains 34 elements. Some of elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. Public comments on the Draft EA may be submitted to the EPA and DOT until the end of November 1999 and in November 1999 there will be a series of five public meetings on the Draft EA at specified locations in Texas. The Company believes that public comments will raise questions concerning certain elements of the Draft EA. A final determination by the EPA and DOT with respect to the matters considered in the Draft EA could be issued as early as 30 days following the end of the public comment period.

         If the Longhorn Pipeline is allowed to operate as currently proposed, the substantially lower requirement for capital investment would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets. Although some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location and recent capital improvements, the Company's position in El Paso and markets served from El Paso could withstand such a period of lower prices and margins. However, the Company's results of operations could be adversely impacted if the Longhorn Pipeline were allowed to operate as currently proposed. It is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline ultimately will be allowed to operate, nor is it possible to predict the consequences for the Company of Longhorn Pipeline's operations if they occur.

         In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as amended by Longhorn Partners in March 1999, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific action of the Company complained of in the Longhorn Lawsuit is the support of lawsuits brought by ranchers in West Texas to challenge the proposed use by the Longhorn Pipeline of easements and rights-of-way that were granted over 50 years ago for the Exxon crude oil pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

         In April 1999, the Williams Companies and Equilon Enterprises LLC (a joint venture of Texaco Inc. and the Royal Dutch/Shell Group) announced a 1,010-mile pipeline, called the "Aspen Pipeline," to carry gasoline and other refined fuels from Texas to Utah. It was announced that the pipeline would have a capacity of 65,000 BPD and shipments will begin in late 2000. In addition to the pipeline, product terminals would be built, including a terminal in Albuquerque, New Mexico. This venture could result in an increase in the supply of products to some of the Company's markets.

         An additional factor that could affect the Company's market is excess pipeline capacity from the West Coast into the Company's Arizona markets after the pipeline's expansion this year. If additional refined products become available on the West Coast in excess of demand in that market, additional products may be shipped into the Company's Arizona markets with resulting possible downward pressure on refined product prices in the Company's markets.

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

         The common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets are currently operated at or near capacity and are subject to proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have been limited. The flow of additional products into El Paso for shipment to Arizona, either as a result of the Longhorn Pipeline or otherwise, could further exacerbate such constraints on deliveries to Arizona. No assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the pipelines to Arizona. In the case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations on the amount of refined products that the Company and other shippers can deliver. As previously discussed, the Company has entered into a Lease Agreement for a pipeline between Artesia and the Albuquerque vicinity and Bloomfield, New Mexico with Mid-America Pipeline Company. The Company has completed a refined products terminal in Bloomfield and is completing construction of a diesel fuel terminal east of Albuquerque. The Company is also in the process of pursuing different alternatives to address terminalling needs in Albuquerque. While the Company is proceeding as expeditiously as possible on the Albuquerque project, it is not possible at present to determine when the project will be completed. Completion of this project would allow the Company to transport products directly to Albuquerque on the leased pipeline, thereby eliminating third party tariff expenses and the risk of future pipeline constraints on shipments to Albuquerque. Any future constraints on the

Company's ability to transport its refined products to Arizona or Albuquerque could, if sustained, adversely affect the Company's results of operations and financial condition.

         Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix has adopted even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in the latter part of 2000. This new requirement, other requirements of the federal Clean Air Act or other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements. Completion of the hydrotreater, discussed above, will help the Company to meet these requirements.

RISK MANAGEMENT

         The Company uses certain strategies to reduce some commodity price and operational risks. The Company does not attempt to eliminate all market risk exposures when the Company believes the exposure relating to such risk would not be significant to the Company's future earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit.

         The Company's profitability depends largely on the spread between market prices for refined products and crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. Such contracts are used solely to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products and do not increase the market risks to which the Company is exposed. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated. No such contracts were outstanding at July 31, 1999.

         At July 31, 1999, the Company had outstanding unsecured debt of $70.3 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is approximately three years and such debt represents less than 40% of the Company's total capitalization. During much of fiscal 1999, the Company had outstanding borrowings under the Credit Agreement. Since interest rates on borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would not materially impact the Company's financial condition, as the average maturity of the Company's long-term debt is approximately three years and such debt represents less than 40% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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

         Partly with the assistance of outside consultants, the Company has taken steps to identify key financial, informational and operational systems that may be affected by the Year 2000 Problem. Based on certifications by third-party suppliers of the Company's principal IT systems, the Company believes that its principal IT systems either are now unaffected by the Year 2000 Problem or have been upgraded to make these systems free of Year 2000 issues.

         The Company has made an inventory of non-IT systems embedded in equipment used in the Company's operations and has assessed the extent to which these non-IT systems could fail because of the Year 2000 Problem and thereby cause significant problems for the Company's operations, financial condition or liquidity. The Company has identified, based on information and/or certifications from suppliers or other third parties, the types of non-IT systems that appear to be significantly at risk of failure due to the Year 2000 Problem; the Company believes that it has remediated all items of equipment containing at-risk chips. Because of the nature of the non-IT systems, there can be no assurance that the Company has correctly identified all non-IT systems that are subject to failure because of the Year 2000 Problem. Any failure of non-IT systems because of the year 2000 problem could reduce production levels or potentially shut down the refinery operations of the Company.

         To the extent possible, the Company has either tested or received certifications with respect to all significant IT and non-IT systems.

         The Company has also initiated contingency planning to respond to the possible effects of the Year 2000 Problem on third parties that are important to the Company's operations. The Company is communicating regularly on this issue with critical third parties, such as suppliers of power or telecommunications services to the Company's operational facilities, third-party carriers of raw materials and refined products, and major customers. As problems of third parties are identified during the preparation of the contingency plan, the Company will take any steps available to mitigate the impact on the Company of a failure in a third party caused by the Year 2000 Problem. While the Company believes that it has made adequate arrangements to deal with these contingencies, it continues to update such plans as additional information becomes available.

         The cost to the Company of dealing with the Year 2000 Problem is not expected to be material. Although a portion of the time of IT personnel and related management has been and will be employed in evaluating the problem, taking corrective actions and preparing contingency plans, the Company does not believe that other IT projects or operations have been or will be adversely affected. Monetary costs expected to be involved in dealing with the Year 2000 Problem are not expected to be significant: all costs to the Company of review, analysis and corrective action (excluding IT system upgrades that were scheduled to be implemented without regard to the Year 2000 Problem) are expected to be slightly less than $1 million, most of which have been incurred.

         Based on the analysis performed to this point, the Company believes that the most important Year 2000 risk to the Company's results of operations and financial condition is that third-party suppliers important to the operations of the Company's principal operating assets, the Navajo refinery at Artesia and Lovington, New Mexico and the Montana refinery near Great Falls, Montana, would for a period of time be unable to perform their normal roles because of difficulties created by the Year 2000 Problem for the third parties and/or for persons supplying the third parties. The Company believes that its most significant risk would be in the case of the Company's principal or sole sources for essential inputs -- for example power to operate the refinery. If such a provider were to be unable to continue supplying the refinery because of the Year 2000 Problem, the Company could be forced to suspend the affected operations until the provider could solve the problem or in some cases until an alternative supply could be arranged. The Company intends to continue until the year 2000 regular contacts with critical suppliers to determine their evaluations of vulnerability to the Year 2000 Problem. In the event that a particular supplier appears to be vulnerable, the Company will seek to obtain alternative supplies to the extent they are available. However, in the case of some inputs, alternative supplies may not realistically be available even if the supply problem is identified months in advance. In other cases, an unexpected third-party failure could occur in spite of extensive prior communications with key suppliers and the only feasible remedy to the Company for a substantial period might be emergency corrective action by the affected third party if the third party were capable of taking such action.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Under SFAS No. 137, SFAS No. 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

ITEM 7a. QUANTITATIVE AND QUALITATIVE
       DISCLOSURES ABOUT MARKET RISK

         See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Index to Consolidated Financial Statements

                                                                       Page
                                                                    Reference
                                                                    ---------

               Report of Independent Auditors......................     36

               Consolidated Balance Sheet at July 31,
                  1999 and 1998....................................     37

               Consolidated Statement of Income for the
                  years ended July 31, 1999, 1998 and 1997.........     38

               Consolidated Statement of Cash Flows for
                  the years ended July 31,
                  1999, 1998 and 1997..............................     39

               Consolidated Statement of Stockholders' Equity
                  for the years ended July 31, 1999, 1998
                  and 1997.........................................     40

               Consolidated Statement of Comprehensive
                   Income for the years ended
                  July 31, 1999, 1998, and 1997....................     41

               Notes to Consolidated Financial
                  Statements.......................................     42

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS




The Board of Directors
and Stockholders of Holly Corporation

         We have audited the accompanying consolidated balance sheet of Holly Corporation at July 31, 1999 and 1998, and the related consolidated statements of income, cash flows, stockholders' equity and comprehensive income for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at July 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.




                                                      ERNST & YOUNG LLP


Dallas, Texas
September 22, 1999

                                HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET

($ in thousands, except per share amounts)                                                July 31,
                                                                                   ----------------------
                                                                                     1999          1998
                                                                                   ---------    ---------
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents ................................................   $   4,194    $   2,602
      Accounts receivable (Notes 3 and 6) ......................................     123,502       82,379
      Inventories (Notes 4 and 6) ..............................................      54,924       55,842
      Income taxes receivable ..................................................        --            653
      Prepayments and other ....................................................      12,158       12,911
                                                                                   ---------    ---------
              TOTAL CURRENT ASSETS .............................................     194,778      154,387

Properties, plants and equipment, net (Note 5) .................................     180,894      173,297
Investments in and advances to joint ventures ..................................       4,035        5,510
Other assets ...................................................................      11,275       16,663
                                                                                   ---------    ---------

              TOTAL ASSETS .....................................................   $ 390,982    $ 349,857
                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable (Note 3) ................................................   $ 144,287    $ 109,139
      Accrued liabilities (Notes 9 and 11) .....................................      14,688       13,392
      Income taxes payable .....................................................       8,206          288
      Current maturities of long-term debt (Note 6) ............................      13,746        5,175
      Borrowings under credit agreement (Note 6) ...............................        --         11,600
                                                                                   ---------    ---------
              TOTAL CURRENT LIABILITIES ........................................     180,927      139,594

Deferred income taxes (Note 7) .................................................      24,580       25,573

Long-term debt, less current maturities (Note 6) ...............................      56,595       70,341

Commitments and contingencies (Notes 10 and 11)

STOCKHOLDERS' EQUITY (Notes 6 and 8)
      Preferred stock, $1.00 par value - 1,000,000
        shares authorized; none issued .........................................        --           --
      Common stock, $.01 par value - 20,000,000 shares
            authorized; 8,650,282 shares issued ................................          87           87
      Additional capital .......................................................       6,132        6,132
      Retained earnings ........................................................     124,341      109,686
                                                                                   ---------    ---------
                                                                                     130,560      115,905
      Common stock held in treasury, at cost - 396,768 shares ..................        (569)        (569)
      Other comprehensive loss .................................................      (1,111)        (987)
                                                                                   ---------    ---------
              TOTAL STOCKHOLDERS' EQUITY .......................................     128,880      114,349
                                                                                   ---------    ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 390,982    $ 349,857
                                                                                   =========    =========

  See accompanying notes.

                                HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

($ in thousands, except per share amounts)                      Years ended July 31,
                                                                --------------------
                                                            1999         1998         1997
--------------------------------------------------------------------------------------------
SALES AND OTHER REVENUES (Note 13) ...................   $ 597,986    $ 590,299    $ 721,346

OPERATING COSTS AND EXPENSES
   Cost of products sold .............................     428,472      440,042      586,604
   Operating expenses ................................      80,654       76,420       70,009
   Selling, general and administrative expenses ......      22,159       13,714       13,348
   Depreciation, depletion and amortization ..........      26,358       24,379       20,153
   Exploration expenses, including dry holes .........       1,370        2,979        3,732
                                                         ---------    ---------    ---------
      TOTAL OPERATING COSTS AND EXPENSES .............     559,013      557,534      693,846
                                                         ---------    ---------    ---------

INCOME FROM OPERATIONS ...............................      38,973       32,765       27,500

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ..............       1,965        1,766          414
   Interest income ...................................          11          646        3,244
   Interest expense (Note 6) .........................      (7,790)      (8,371)      (9,339)
   Transaction costs of terminated merger (Note 14)...        --         (1,940)        --
                                                         ---------    ---------    ---------
                                                            (5,814)      (7,899)      (5,681)
                                                         ---------    ---------    ---------
INCOME BEFORE INCOME TAXES ...........................      33,159       24,866       21,819

Income tax provision (benefit) (Note 7)
   Current ...........................................      13,489        3,121        7,251
   Deferred ..........................................        (267)       6,578        1,481
                                                         ---------    ---------    ---------
                                                            13,222        9,699        8,732
                                                         ---------    ---------    ---------

NET INCOME ...........................................   $  19,937    $  15,167    $  13,087
                                                         =========    =========    =========


NET INCOME PER COMMON SHARE
  (basic and diluted) ................................   $    2.42    $    1.84    $    1.59
                                                         =========    =========    =========


CASH DIVIDENDS PAID PER COMMON SHARE .................   $     .64    $     .60    $     .51
                                                         =========    =========    =========


AVERAGE NUMBER OF SHARES OF COMMON
   STOCK OUTSTANDING (in thousands) ..................       8,254        8,254        8,254
                                                         =========    =========    =========

See accompanying notes.

                                HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

 ($ in thousands)

($ in thousands, except per share amounts)                                   Years ended July 31,
                                                                             --------------------
                                                                          1999       1998        1997
-------------------------------------------------------------         ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .................................................        $ 19,937    $ 15,167    $ 13,087
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ...............          26,358      24,379      20,153
       Deferred income taxes ..................................            (267)      6,578       1,481
       Equity in earnings of joint ventures ...................          (1,965)     (1,766)       (414)
       Dry hole costs and leasehold impairment ................             256       1,190       1,760
       (Increase) decrease in current assets
         Accounts receivable ..................................         (41,123)     23,442      (1,435)
         Inventories ..........................................             918       2,431     (19,600)
         Income taxes receivable ..............................             653         666      (1,319)
         Prepayments and other ................................             (44)        746        (360)
       Increase (decrease) in current liabilities
         Accounts payable .....................................          35,148     (15,446)      2,164
         Accrued liabilities ..................................           1,296        (338)      1,277
         Income taxes payable .................................           7,918        (109)     (4,331)
       Turnaround expenditures ................................            --       (18,771)     (7,147)
       Other, net .............................................          (1,457)         24         141
                                                                       --------    --------    --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ..........          47,628      38,193       5,457

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in borrowings under credit agreement....         (11,600)     11,600        --
   Payment of long-term debt ..................................          (5,175)    (10,775)    (10,774)
   Debt issuance costs ........................................            --          (547)       --
   Cash dividends .............................................          (5,282)     (4,952)     (4,209)
                                                                       --------    --------    --------
           NET CASH USED FOR FINANCING ACTIVITIES .............         (22,057)     (4,674)    (14,983)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ..............         (26,903)    (49,715)    (30,304)
   Investments and advances to joint ventures .................            --        (2,000)     (4,087)
   Distributions from joint venture ...........................           2,924       3,734        --
   Investment in equity securities ............................            --        (2,978)       --
                                                                       --------    --------    --------
           NET CASH USED FOR INVESTING ACTIVITIES .............         (23,979)    (50,959)    (34,391)
                                                                       --------    --------    --------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE YEAR ...........................           1,592     (17,440)    (43,917)
   Beginning of year ..........................................           2,602      20,042      63,959
                                                                       --------    --------    --------
   END OF YEAR ................................................        $  4,194    $  2,602    $ 20,042
                                                                       ========    ========    ========

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands)




                                     Common     Additional  Retained      Treasury     hensive      holders'
                                      stock      capital    earnings       stock        loss         equity

                                    ---------   ---------   ---------    ---------    ---------    ---------
BALANCE AT JULY 31, 1996 ........   $      87   $   6,132   $  90,593    $    (569)   $    --      $  96,243

Net income ......................        --          --        13,087         --           --         13,087
Dividends paid ..................        --          --        (4,209)        --           --         (4,209)
                                    ---------   ---------   ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1997 ........          87       6,132      99,471         (569)        --        105,121

Net income ......................        --          --        15,167         --           --         15,167
Dividends paid ..................        --          --        (4,952)        --           --         (4,952)
Net unrealized loss on securities
   available for sale ...........        --          --          --           --           (987)        (987)
                                    ---------   ---------   ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1998 ........          87       6,132     109,686         (569)        (987)     114,349

Net income ......................        --          --        19,937         --           --         19,937
Dividends paid ..................        --          --        (5,282)        --           --         (5,282)
Net unrealized loss on securities
  available for sale ............        --          --          --           --           (124)        (124)
                                    ---------   ---------   ---------    ---------    ---------    ---------

BALANCE AT JULY 31, 1999 ........   $      87   $   6,132   $ 124,341    $    (569)   $  (1,111)   $ 128,880
                                    =========   =========   =========    =========    =========    =========

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME



                                                   Years Ended July 31,
                                             --------------------------------
($ in thousands)                                1999       1998        1997
-----------------------------------------------------------------------------

NET INCOME ...............................   $ 19,937    $ 15,167    $ 13,087
Other comprehensive income
   Unrealized loss on securities available
     for sale ............................       (206)     (1,641)       --
   Income tax benefit ....................        (82)       (654)       --
                                             --------    --------    --------
                                                 (124)       (987)       --
                                             --------    --------    --------
TOTAL COMPREHENSIVE INCOME ...............   $ 19,813    $ 14,180    $ 13,087
                                             ========    ========    ========


See accompanying notes.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Holly Corporation, and its consolidated subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is principally an independent petroleum refiner, which produces high value refined products such as gasoline, diesel fuel and jet fuel. Navajo Refining Company ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD"), can process a variety of high sulfur (sour) crude oils and serves markets in the southwestern United States and northern Mexico. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a variety of high sulfur crude oils and which primarily serves markets in Montana. In conjunction with its refining operations, the Company operates approximately 1,300 miles of pipelines as part of its supply and distribution network of the refineries. In recent years, the Company has made an effort to develop and expand a pipeline transportation segment which generates revenues from unaffiliated parties. During the fiscal year ended July 31, 1999, the Company realized significant earnings from these transportation operations. The pipeline transportation operations include approximately 900 miles of pipelines, of which approximately 400 miles are also used as part of the supply and distribution network of the Navajo Refinery. Additionally, the Company has a 25% investment in Rio Grande Pipeline Company, which provides petroleum products transportation to northern Mexico. The Company also conducts a small-scale oil and gas exploration and production program and has a small investment in a joint venture operating retail gasoline stations and convenience stores in Montana.

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


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

INVESTMENTS IN JOINT VENTURES

         In fiscal 1996, the Company entered into a joint venture to transport liquid petroleum gas to Mexico. The Company has a 25% interest in the joint venture and accounts for earnings using the equity method. In addition to the cash investment made in fiscal 1997, the Company contributed properties to the joint venture which had a net book value of $734,000 in fiscal 1996 and $227,000 in fiscal 1998.

        In fiscal 1998, the Company invested in a joint venture (a limited liability company) to operate retail service stations and convenience stores in Montana. The Company has a 49% interest in the joint venture and accounts for earnings using the equity method. The Company has reserved approximately $700,000 related to the collectability of advances, and related accrued interest, associated with this joint venture.

INVESTMENTS IN EQUITY SECURITIES

         Investments in equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses, net of tax, recorded as other comprehensive income.

REVENUE RECOGNITION

         Refined product sales and related cost of sales are recognized when products are shipped to customers. Pipeline transportation revenues are recognized as products are shipped through Company operated pipelines. Crude oil buy/sell exchanges are customarily used in association with operation of the pipelines, with only the net differential of such transactions reflected as revenues. Additional pipeline transportation revenues result from the lease of an interest in the capacity of a Company operated pipeline, which is recognized over the term of the lease. All revenues are reported exclusive of excise taxes. Intercompany sales are eliminated in consolidation and were insignificant during fiscal 1997-1999.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


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

OIL AND GAS EXPLORATION AND DEVELOPMENT

         The Company accounts for the acquisition, exploration, development and production costs of its oil and gas activities using the successful efforts method of accounting. Lease acquisition costs are capitalized; undeveloped leases are written down when determined to be impaired and written off upon expiration or surrender. Geological and geophysical costs and delay rentals are expensed as incurred. Exploratory well costs are initially capitalized, but if the effort is unsuccessful, the costs are charged against earnings. Development costs, whether or not successful, are capitalized. Productive properties are stated at the lower of amortized cost or estimated realizable value of underlying proved oil and gas reserves. Depreciation, depletion and amortization of such properties is computed by the units-of-production method. At July 31, 1999, the Company did not own a material amount of proven reserves.

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation" encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees." Under the intrinsic value method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.

DERIVATIVE INSTRUMENTS

         The Company periodically utilizes petroleum commodity future contracts to reduce its exposure to the price fluctuations associated with crude oil and refined products. Such contracts are used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated. No such contracts were outstanding at July 31, 1999.

COMPREHENSIVE INCOME

         Effective for the fiscal year ended July 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. A separate consolidated statement of comprehensive income is now included in the accompanying consolidated financial statements. Certain amounts from prior periods have been reclassified to conform with the new requirements of SFAS No. 130.

SEGMENT DISCLOSURES

         Effective for the fiscal year ended July 31, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial statements issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company has identified its segments as "Refining" and "Pipeline Transportation."

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


PENSIONS AND OTHER POSTRETIREMENT BENEFITS DISCLOSURES

         Effective for the fiscal year ended July 31, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." This statement standardizes the disclosure requirements for pension plans and other postretirements benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets and eliminates certain disclosures under previous standards. Certain amounts from prior periods have been reclassified to conform with the new requirements of SFAS No. 132 and additional information for prior periods has been added.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". Under SFAS No. 137, SFAS No. 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income.

(in thousands, except per share amounts)   1999       1998      1997
                                        ---------   -------   -------
Net income                              $  19,937   $15,167   $13,087
                                        =========   =======   =======

Average number of shares of common
  stock outstanding                         8,254     8,254     8,254
Effect of dilutive stock options             --           4      --
                                        ---------   -------   -------
Average number of shares of common
  stock outstanding assuming dilution       8,254     8,258     8,254
                                        =========   =======   =======

Income per share - basic                $    2.42   $  1.84   $  1.59
                                        =========   =======   =======

Income per share - diluted              $    2.42   $  1.84   $  1.59
                                        =========   =======   =======

         There were no transactions subsequent to July 31, 1999, which, had the transactions occurred before July 31, 1999, would materially change the number of common shares or potential common shares outstanding as of July 31, 1999.

3.       ACCOUNTS RECEIVABLE

($ in thousands)                    1999       1998
                                  --------   --------
Product and transportation ....   $ 47,832   $ 33,346
Crude oil resales .............     75,670     49,033
                                  --------   --------
                                  $123,502   $ 82,379
                                  ========   ========

         Crude oil resales accounts receivable represent the sell side of reciprocal crude oil buy/sell exchange arrangements, with an approximate like amount reflected in accounts payable. The net differential of these crude oil buy/sell exchanges involved in supplying crude oil to the refineries is reflected in cost of sales, and results principally from crude oil type and location differences. The net differential of crude oil buy/sell exchanges involved in pipeline transportation is reflected in revenue, as the exchanges were entered into as a means to effect pipeline transportation fees.

         The majority of the amounts due are from companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition and, in certain circumstances, collateral, such as letters of credit or guaranties, is required.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


         Credit losses are charged to income when accounts are deemed uncollectible and consistently have been minimal.


4.       INVENTORIES

($ in thousands)                       1999       1998
                                      -------   -------

Crude oil and refined products ...... $47,364   $46,754
Materials and supplies ..............  10,553    12,081
                                      -------   -------
                                       57,917    58,835
Reserve for lower of cost or market..   2,993     2,993
                                      -------   -------
                                      $54,924   $55,842
                                      =======   =======

         The excess of current cost over the LIFO value of inventory was $11,416,000 at July 31, 1999. Current cost approximated the LIFO value of inventory at July 31, 1998.

5.       PROPERTIES, PLANTS AND EQUIPMENT

($ in thousands)                            1999       1998
                                          --------   --------

Land, buildings and improvements ........ $ 15,334   $ 11,353
Refining facilities .....................  195,202    188,033
Pipelines and terminals .................   89,481     71,130
Transportation vehicles .................   12,648     11,391
Oil and gas exploration and development..   21,689     21,749
Other fixed assets ......................    5,481      5,033
Construction in progress ................   12,344     17,304
                                          --------   --------

                                           352,179    325,993
Accumulated depreciation, depletion and
   amortization .........................  171,285    152,696
                                          --------   --------

                                          $180,894   $173,297
                                          ========   ========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


6.       DEBT

($ in thousands)                    1999       1998
                                   -------   -------

Senior Notes
   Series B ....................   $10,333   $15,500
   Series C ....................    39,000    39,000
   Series D ....................    21,000    21,000
Other ..........................         8        16
                                   -------   -------
                                    70,341    75,516
Less current maturities of long-
   term debt ...................    13,746     5,175
                                   -------   -------

                                   $56,595   $70,341
                                   =======   =======

SENIOR NOTES

         In June 1991, the Company sold $80 million of Senior Notes to a group of insurance companies. The Series A Notes, which were issued in the principal amount of $28 million, were paid off in full in fiscal 1998. The Series B Notes, which were issued in the principal amount of $52 million, have a 10-year life, require equal annual principal payments beginning June 15, 1996 and bear interest at 10.16%. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. The $39 million Series C Notes have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at 7.62%. The $21 million Series D Notes, for which previously issued Series B Notes were exchanged, have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at an initial rate of 10.16%, with reductions to 7.82% for the periods subsequent to the original maturity dates of the exchanged Series B Notes; such rate was 8.60% as of July 31, 1999. The Senior Notes are unsecured and the note agreements impose certain restrictive covenants, including limitations on liens, additional indebtedness, sales of assets, investments, business combinations and dividends, which collectively are less restrictive than the terms of the bank Credit Agreement.

CREDIT AGREEMENT

         In October 1997, the Company and its subsidiaries entered into a three-year credit agreement ("Credit Agreement") with a group of banks. The Credit Agreement provides a $100 million facility for letters of credit or for direct borrowings of up to $50 million. Interest on borrowings is based upon, at the Company's option, (i) the higher of the agent bank's prime rate or the Federal funds rate plus .50% per annum; or (ii) a spread over various Euro-dollar related rates. A fee ranging from 1% to 1.5% per annum is payable on the outstanding balance of all letters of credit

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


and a commitment fee ranging from .20% to .35% per annum is payable on the unused portion of the facility. Such fees are determined based on a quarterly calculation of the ratio of cash flow to debt of the Company. The borrowing base, which secures the facility, consists of cash, accounts receivable and inventory. The Credit Agreement imposes certain requirements, including: (i) a prohibition of other indebtedness in excess of $5 million with exceptions for, among other things, indebtedness under the Company's Senior Notes; (ii) maintenance of certain levels of net worth, working capital and a cash-flow-to-debt ratio; (iii) limitations on investments, capital expenditures and dividends; and (iv) a prohibition of changes in controlling ownership and material changes in senior management.

         At July 31, 1999, the Company had outstanding letters of credit totalling $18,110,000, and no borrowings outstanding. The unused commitment under the Credit Agreement at July 31, 1999 was $81,890,000, of which up to $50,000,000 may be used for additional direct borrowings.

         The average and maximum amounts outstanding and the effective average interest rate for borrowings under the Company's current and prior credit agreements were as follows:

($ in thousands)                    1999       1998
                                  -------    -------
Average amount outstanding        $10,028    $ 2,455
Maximum balance                   $26,000    $23,700
Effective average interest rate       7.9%       8.5%

         No borrowings under the Company's previous Credit Agreement were outstanding during fiscal 1997.

         The Senior Notes and Credit Agreement restrict investments and distributions, including dividends. Under the most restrictive of these covenants, at July 31, 1999 approximately $10.6 million was available for the payment of dividends, subject to a maximum of $6 million per fiscal year.

         Maturities of long-term debt for the next five fiscal years are as follows: 2000 -- $13,746,000; 2001 -- $13,738,000; 2002 -- $8,571,000; 2003 --
$8,571,000 and 2004 -- $8,571,000.

         The Company made interest payments of $7,555,000 in 1999, $8,239,000 in 1998 and $9,209,000 in 1997.

         Based on the borrowing rates that the Company believes would be available for replacement loans with similar terms and maturities of the debt of the Company now outstanding, the Company estimates fair value of long-term debt including current maturities to be $69.3 million at July 31, 1999.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


7.       INCOME TAXES

         The provision for income taxes is comprised of the following:

($ in thousands)               1999        1998       1997
                             --------    --------   --------
Current
  Federal.................   $ 10,928    $  2,589   $  5,838
  State...................      2,561         532      1,413
Deferred .................
  Federal ................       (223)      5,268      1,244
  State...................        (44)      1,310        237
                             --------    --------   --------
                             $ 13,222    $  9,699   $  8,732
                             ========    ========   ========

         The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

($ in thousands)                                           1999      1998         1997
                                                         --------   --------    --------

Tax computed at
  statutory rate...............................           $11,606   $  8,703    $  7,637
State income taxes, net of federal
  tax benefit ........................................      1,617       1,212       1,064
Other ................................................         (1)       (216)         31
                                                         --------    --------    --------
                                                         $ 13,222    $  9,699    $  8,732
                                                         ========    ========    ========

         Prior to the acquisition of MRC by the Company, operations of the corporation that was the sole limited partner of MRC resulted in unused net operating loss carryforwards of approximately $9,000,000, which are expected to be available to the Company to a limited extent each year through 2006 based on the income of MRC. As of July 31, 1999, approximately $3,700,000 of these net operating loss carryforwards remain available to offset future income. For financial reporting purposes, the benefit of these net operating loss carryforwards is being offset against contingent future payments of up to $95,000 per year through 2005 relating to the acquisition of such corporation.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company's deferred income tax assets and liabilities as of July 31, 1999 and 1998 are as follows:

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


($ in thousands)
                                                                                                    1999
                                                                                       Assets   Liabilities    Total
                                                                                      --------  -----------  --------
     Deferred taxes
       Accrued employee benefits ..................................................   $  2,573   $   --      $  2,573
       Inventory valuation reserve ................................................      1,193       --         1,193
       Deferred turnaround costs ..................................................       --       (2,532)     (2,532)
       Pipeline lease .............................................................        779       --           779
       Prepayments and other ......................................................        169     (1,908)     (1,739)
                                                                                      --------   --------    --------
     Total current ................................................................      4,714     (4,440)        274
       Properties, plants and equipment
        (due primarily to tax in excess
        of book depreciation) .....................................................       --      (22,059)    (22,059)
       Intangible drilling costs ..................................................       --         (232)       (232)
       Deferred oil and gas costs .................................................      1,134       --         1,134
       Deferred turnaround costs ..................................................       --       (2,917)     (2,917)
       Investments in equity securities ...........................................        736       --           736
       Earnings of joint ventures .................................................       --       (1,104)     (1,104)
       Other ......................................................................        407       (545)       (138)
                                                                                      --------   --------    --------
     Total noncurrent .............................................................      2,277    (26,857)    (24,580)
                                                                                      --------   --------    --------
     Total ........................................................................   $  6,991   $(31,297)   $(24,306)
                                                                                      ========   ========    ========

                                                                                                    1998
                                                                                       Assets   Liabilities    Total
                                                                                      --------  -----------  --------

     Deferred taxes
       Accrued employee benefits ..................................................   $  1,836   $   --      $  1,836
       Inventory valuation reserve ................................................      1,193       --         1,193
       Deferred turnaround costs ..................................................       --       (2,594)     (2,594)
       Pipeline lease .............................................................        470       --           470
       Prepayments and other ......................................................      1,886     (1,873)         13
                                                                                      --------   --------    --------
     Total current ................................................................      5,385     (4,467)        918
       Properties, plants and equipment
        (due primarily to tax in excess
        of book depreciation) .....................................................       --      (20,784)    (20,784)
       Intangible drilling costs ..................................................       --         (720)       (720)
       Deferred oil and gas costs .................................................      1,590       --         1,590
       Deferred turnaround costs ..................................................       --       (5,509)     (5,509)
       Investments in equity securities ...........................................        654       --           654
       Earnings of joint ventures .................................................       --         (559)       (559)
       Other ......................................................................        151       (396)       (245)
                                                                                      --------   --------    --------
     Total noncurrent .............................................................      2,395    (27,968)    (25,573)
                                                                                      --------   --------    --------
     Total ........................................................................   $  7,780   $(32,435)   $(24,655)
                                                                                      ========   ========    ========

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999

     The Company made income tax payments of $4,816,000 in 1999, $646,000 in 1998 and $9,679,000 in 1997.

8.   STOCK OPTION PLAN

     The Company has a stock option plan under which certain officers and employees have been granted options. All of the options have been granted at prices equal to the market value of the shares at the time of grant and expire on the tenth anniversary of the grant date. The options are subject to forfeiture with vesting for all options outstanding at July 31, 1999 of 20% at the time of grant and 20% in each of the four years thereafter. At July 31, 1999 and 1998, 751,500 shares of common stock were reserved for issuance under the stock option plan.

     The following summarizes stock option transactions:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                           Shares        Price
                                                          --------      --------
Balance at July 31, 1996 ............................           --      $     --
Granted .............................................       25,000         25.50
                                                          --------      --------

Balance at July 31, 1997 ............................       25,000         25.50
Granted .............................................      340,000         26.75
                                                          --------      --------

Balance at July 31, 1998 ............................      365,000         26.67

Forfeited ...........................................      (25,000)        25.50
                                                          --------      --------

Balance at July 31, 1999 ............................      340,000      $  26.75
                                                          ========      ========


Options exercisable at July 31:
   1999 .............................................      136,000      $  26.75
   1998 .............................................       76,333      $  26.61
   1997 .............................................           --      $     --

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


     The following summarizes information about stock options outstanding at July 31, 1999:

                                    Weighted
                                     Average             Weighted
                                    Remaining            Average
              Number               Contractual           Exercise
           Outstanding                Life                Price
           -----------             ----------            --------
             340,000                   8.6                $26.75

     As required by SFAS No. 123, the Company has determined the pro-forma information as if it had accounted for stock options granted under the fair value method of SFAS No. 123. The weighted-average fair value of options granted in fiscal 1998 and 1997 was $6.02 and $6.80 per share, respectively. The Black-Scholes option pricing model was used to estimate the fair value of the options at the respective grant date with the following weighted-average assumptions:

                                                     1998        1997
                                                    ------      ------
Risk-free interest rates ....................        5.7%        6.4%
Dividend yield ..............................        2.2%        1.9%
Expected common stock market
   price volatility factor ..................       17.2%       18.9%
Weighted-average expected
     life of options.........................       6 years     6 years

  The pro-forma effect of these options on net income and basic and diluted income per share is as follows:

($ in thousands, except per share amounts)         1999        1998        1997
                                                  ------      ------      ------
Net income
  As reported ...............................     $19,937     $15,167     $13,087
  Pro forma .................................     $19,638     $14,991     $13,069

Net income per share (basic and diluted)
  As reported ...............................     $  2.42      $ 1.84      $ 1.59
  Pro forma .................................     $  2.38      $ 1.82      $ 1.58

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


9.   RETIREMENT PLANS

RETIREMENT PLAN

     The Company has a non-contributory defined benefit retirement plan that covers substantially all employees. The Company's policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee's years of service and compensation.

     The following table sets forth the changes in the benefit obligation and plan assets of the Company's retirement plan for the years ended July 31, 1999 and 1998:

($ in thousands)                                     1999          1998
                                                   --------      --------
Change in plan's benefit obligation

      Pension plan's benefit obligation -
        beginning of year ....................     $ 33,867      $ 29,355
      Service cost ...........................        1,605         1,257
      Interest cost ..........................        2,343         2,267
      Benefits paid ..........................       (1,337)       (1,714)
      Actuarial (gain) loss ..................       (2,517)        2,702
                                                   --------      --------

      Pension plan's benefit obligation -
        end of year ..........................       33,961        33,867
                                                   --------      --------

Change in pension plan assets

      Fair value of plan assets -
         beginning of year ...................       37,818        35,807

      Actual return on plan assets ...........        3,907         2,186
      Benefits paid ..........................       (1,337)       (1,714)
      Employer contribution ..................           --         1,539
                                                   --------      --------

      Fair value of plan assets -
        end of year ..........................       40,388        37,818
                                                   --------      --------

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


Reconciliation of funded status
Funded status ..................................          6,427            3,951
Unrecognized net gain ..........................         (7,654)          (4,424)
Unrecognized transition net asset ..............           (371)            (584)
                                                       --------         --------

Accrued pension liability recognized on the
  consolidated balance sheet ...................     $   (1,598)      $   (1,057)
                                                       ========         ========


Net periodic pension expense consisted of the following components:

($ in thousands)                                        1999             1998             1997
                                                     ----------       ----------       ----------
Service cost - benefit earned
  during the year ..............................     $    1,605       $    1,257       $    1,170
Interest cost on projected
  benefit obligations ..........................          2,343            2,267            2,087
Expected return on plan assets .................         (3,164)          (2,996)          (2,415)
Amortization of prior service costs ............             --               --               36
Recognized actuarial gain ......................            (29)            (290)              --
Amortization of transition asset ...............           (213)            (213)            (213)
                                                     ----------       ----------       ----------

         Net periodic pension expense ..........     $      542       $       25       $      665
                                                     ==========       ==========       ==========


      The principal actuarial assumptions as of July 31 were:


                                                           1999             1998             1997
                                                        ----------       ----------       ----------
    Discount rate ..............................            7.5%               7%             7.5%
    Rate of future compensation
      increases ................................              5%               5%               5%
    Expected long-term rate of return
      on assets ................................            8.5%             8.5%             8.5%


     Pension costs are determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

     At July 31, 1999, approximately 68% of plan assets is invested in equity securities and 32% is invested in fixed income securities and other instruments.

RETIREMENT RESTORATION PLAN

     The Company has adopted an unfunded retirement restoration plan that provides for additional payments from the Company so that total retirement plan benefits for certain executives

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. The Company accrued $320,000 in 1999, $297,000 in 1998 and $265,000 in 1997 in connection with this plan. The accrued liability recognized in the consolidated balance sheet was $1,555,000 at July 31, 1999 and $1,330,000 at July 31, 1998.

DEFINED CONTRIBUTION PLANS

     The Company has defined contribution ("401(k)") plans that cover substantially all employees. Company contributions are based on employee's compensation and partially match employee contributions. The Company has expensed $1,160,000 in 1999, $1,058,000 in 1998 and $1,058,000 in 1997 in
connection with these plans.

10.  LEASE COMMITMENTS

     The Company leases certain facilities, pipelines and equipment under operating leases, most of which contain renewal options. At July 31, 1999, the minimum future rental commitments under operating leases having noncancellable lease terms in excess of one year total in the aggregate $45,784,000, of which the following amounts are payable over the next five years: 2000 -- $6,129,000; 2001 -- $6,283,000; 2002 -- $6,151,000; 2003 -- $5,866,000 and 2004 --
$5,499,000. Rental expense charged to operations was $7,165,000 in fiscal 1999, $7,165,000 in fiscal 1998 and was not significant in fiscal 1997.

11.  CONTINGENCIES

     In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners. The suit, as amended by Longhorn Partners in March 1999, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific action of the Company complained of in the Longhorn Suit is the support of lawsuits brought by ranchers in West Texas to challenge the proposed refined products pipeline's use of easements and rights-of-way that were granted over 50 years ago for a crude oil pipeline. In mid-July 1999, the state district court in El Paso denied a motion filed by the Company to transfer the venue of the suit to a state district court in Dallas, Texas. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

                              HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


     In December 1998, the Company completed the settlement of a suit filed in July 1993 by the United States Department of Justice ("DOJ"), on behalf of the United States Environmental Protection Agency ("EPA"), against the Company's subsidiary, Navajo Refining Company ("Navajo") alleging wastewater violations at the Navajo Refinery. Under the settlement agreement among Navajo, the DOJ and the State of New Mexico, the Company has paid a civil penalty in December 1998 of less than $2 million, which was reserved for in fiscal 1993, and was required by September 1999 to cease discharge to the existing evaporation ponds of its wastewater treatment system and to utilize an alternative wastewater treatment system. The alternate wastewater system is now being used and closure of the ponds will commence upon approval of the Company's closure plan.

     The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on the Company's financial condition or results of operations.

12.  SEGMENT INFORMATION

     The Company has two major business segments: Refining and Pipeline Transportation. The Refining segment is engaged in the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes the Company's Navajo Refinery and Montana Refinery. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Pipeline Transportation segment includes approximately 900 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. The Pipeline Transportation segment also includes the equity earnings from the Company's 25% investment in Rio Grande Pipeline Company, which provides petroleum products transportation. Operations of the Company that are not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas exploration and production program and a small equity investment in retail gasoline stations and convenience stores.

     The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest, taxes and depreciation and amortization (EBITDA). The Company's reportable segments are strategic business units that offer different products and services.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999


                                                                             Total for
                                                            Pipeline         Reportable     Corporate        Consolidated
                                            Refining      Transportation      Segments      &  Other            Total
                                            ---------     --------------     ----------     ----------      --------------
                                                         ($ in thousands)
1999
Sales and other operating revenues ....     $ 582,172     $       11,936     $  594,108     $    3,878      $      597,986
EBITDA ................................     $  63,685     $        9,881     $   73,566     $   (6,270)     $       67,296
Income (loss) from operations .........     $  42,118     $        6,552     $   48,670     $   (9,697)     $       38,973
Income (loss) before income taxes .....     $  41,760     $        8,859     $   50,619     $  (17,460)     $       33,159
Total assets ..........................     $ 360,111     $       21,559     $  381,670     $    9,312      $      390,982


1998
Sales and other operating revenues ....     $ 582,277     $          695     $  582,972     $    7,327      $      590,299
EBITDA ................................     $  56,973     $        2,140     $   59,113     $   (2,143)     $       56,970
Income (loss) from operations .........     $  38,290     $          302     $   38,592     $   (5,827)     $       32,765
Income (loss) before income taxes .....     $  37,872     $        2,068     $   39,940     $  (15,074)     $       24,866
Total assets ..........................     $ 318,825     $       16,386     $  335,211     $   14,646      $      349,857


1997
Sales and other operating revenues ....     $ 715,023     $           --     $  715,023     $    6,323      $      721,346
EBITDA ................................     $  49,078     $          414     $   49,492     $   (1,425)     $       48,067
Income (loss) from operations .........     $  33,877     $           --     $   33,877     $   (6,377)     $       27,500
Income (loss) before income taxes .....     $  33,315     $          414     $   33,729     $  (11,910)     $       21,819
Total assets ..........................     $ 315,677     $        5,235     $  320,912     $   28,891      $      349,803

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999



13.  SIGNIFICANT CUSTOMERS

     All revenues were domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico by the Refining segment. The export sales were to an affiliate of PEMEX (the government-owned energy company of Mexico) and accounted for approximately $57,000,000 (10%) of the Company's revenues for fiscal 1999, $53,000,000 (9%) of revenues for fiscal 1998 and $71,000,000 (10%)
of revenues for fiscal 1997. Sales of military jet fuel to the United States Government by the Refining segment accounted for approximately $56,000,000 (9%) of the Company's revenues for fiscal 1999, $56,000,000 (10%) of revenues for fiscal 1998 and $74,000,000 (10%) of revenues for fiscal 1997. In addition to the United States Government and PEMEX, other significant sales by the Refining segment were made to two petroleum companies, one of which accounted for approximately $92,000,000 (15%) of the Company's revenues in fiscal 1999, $102,000,000 (17%) of the revenues for fiscal 1998 and $156,000,000 (22%) of the revenues in fiscal 1997, and the other accounted for $76,000,000 (13%) of the Company's revenues in fiscal 1999. The Company believes a loss of, or reduction in amounts purchased by, major purchasers that resell to retail customers would not have a material adverse effect on the Company, since the Company's sales volumes with respect to products whose end-users are retail customers appear to have been historically more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser and therefore the impact of such a loss on the Company's results of operations should be limited.

14.  TRANSACTION COSTS OF TERMINATED MERGER

   On September 1, 1998, the Company and Giant Industries, Inc. mutually agreed to terminate their proposed merger, which had been approved by the stockholders of both companies in late June 1998. The decision to terminate the merger was made as a result of the filing of the Longhorn Suit, and as a result of continuing delays and uncertainties in negotiations with the Federal Trade Commission and the State of New Mexico Attorney General's Office concerning federal and state approval of the merger. Merger related transaction costs of $1,940,000 were charged to expense in fiscal 1998.

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999




15.  QUARTERLY INFORMATION (UNAUDITED)

                                                First        Second          Third        Fourth
                                               Quarter       Quarter        Quarter       Quarter         Year
                                              ---------     ---------      ---------     ---------     ---------
Financial Data ($ in thousands, except per share amounts)

1999
   Sales and other revenues .............     $ 142,995     $ 120,684      $ 143,375     $ 190,932     $ 597,986
   Operating costs and expenses .........     $ 137,217     $ 122,449      $ 126,915     $ 172,432     $ 559,013
   Income (loss) from operations ........     $   5,778     $  (1,765)     $  16,460     $  18,500     $  38,973
   Income (loss) before income taxes ....     $   4,291     $  (2,962)     $  14,668     $  17,162     $  33,159
   Net income (loss) ....................     $   2,618     $  (1,807)     $   8,787     $  10,339     $  19,937
   Net income (loss) per common
      share (basic and diluted) .........     $     .32     $    (.22)     $    1.06     $    1.26     $    2.42
   Dividends per common share ...........     $     .16     $     .16      $     .16     $     .16     $     .64
   Average number of shares of
      common stock outstanding
      (in thousands) ....................         8,254         8,254          8,254         8,254         8,254

1998
   Sales and other revenues .............     $ 168,922     $ 136,783      $ 134,208     $ 150,386     $ 590,299
   Operating costs and expenses .........     $ 158,848     $ 136,979      $ 126,584     $ 135,123     $ 557,534
   Income (loss) from operations ........     $  10,074     $    (196)     $   7,624     $  15,263     $  32,765
   Income (loss) before income taxes ....     $   8,679     $  (1,634)     $   5,250     $  12,571     $  24,866
   Net income (loss) ....................     $   5,207     $    (980)     $   2,973     $   7,967     $  15,167
   Net income (loss) per common
      share (basic and diluted) .........     $     .63     $    (.12)     $     .36     $     .97     $    1.84
   Dividends per common share ...........     $     .15     $     .15      $     .15     $     .15     $     .60
   Average number of shares of
      common stock outstanding
      (in thousands) ....................         8,254         8,254          8,254         8,254         8,254

Operating Data (barrels-per-day)

1999
   Sales of refined products ............        77,200        72,300         72,800        79,000        75,400
   Refinery production ..................        71,200        70,000         69,200        72,300        70,700

1998
   Sales of refined products ............        65,000        59,000         70,100        76,700        67,700
   Refinery production ..................        50,200        58,400         68,600        70,400        61,800

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no change in, or disagreement with, its independent certified public accountants on matters involving accounting and financial disclosure.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 1999 which will be filed within 120 days of July 31, 1999 (the "Proxy Statement").

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report

         (1) Index to Consolidated Financial Statements


                                                                                  Page in
                                                                                 Form 10-K
                                                                                 ---------
Report of Independent Auditors.................................................      36

Consolidated Balance Sheet at July 31, 1999 and 1998...........................      37
Consolidated Statement of Income for the years ended July 31, 1999,
  1998, and 1997...............................................................      38
Consolidated Statement of Cash Flows
  for the years ended July 31, 1999, 1998, and 1997............................      39
Consolidated Statement of Stockholders'
  Equity for the years ended July 31, 1999, 1998 and 1997......................      40
Consolidate Statement of Comprehensive
  Income for the years ended July 31, 1999, 1998 and 1997......................      41
Notes to Consolidated Financial
  Statements...................................................................      42


         (2) Index to Consolidated Financial Statement Schedules

         All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

         (3) Exhibits

         See Index to Exhibits on pages 66 to 69.

         (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the Company's fourth quarter that ended July 31, 1999.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HOLLY CORPORATION
                                  (Registrant)




                                    /s/ Lamar Norsworthy
                                    --------------------------------------------
                                        Lamar Norsworthy
                                        Chairman of the Board
                                        and Chief Executive Officer

Date:  October 28, 1999


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                              Capacity                           Date
---------                              --------                           ----

/s/ Lamar Norsworthy             Chairman of Board of Directors      October 28, 1999
-----------------------------    and Chief Executive Officer
Lamar Norsworthy                 of the Company





/s/ Matthew P. Clifton           President and Director              October 28, 1999
----------------------------
Matthew P. Clifton



/s/ David F. Chavenson           Vice President and                  October 28, 1999
----------------------------     Chief Financial Officer
David F. Chavenson


Signature                              Capacity                           Date
---------                              --------                           ----


/s/ W. John Glancy               Vice President, General Counsel,     October 28, 1999
----------------------------     Secretary and Director
W. John Glancy

/s/ William J. Gray               Director                            October 28, 1999
----------------------------
William J. Gray



/s/ Marcus R. Hickerson           Director                            October 28, 1999
----------------------------
Marcus R. Hickerson


/s/ A. J. Losee                   Director                            October 28, 1999
----------------------------
A. J. Losee


/s/ Robert G. McKenzie            Director                            October 28, 1999
----------------------------
Robert G. McKenzie


/s/ Thomas K. Matthews, II        Director                            October 28, 1999
----------------------------
Thomas K. Matthews, II


/s/ Jack P. Reid                  Director                            October 28, 1999
----------------------------
Jack P. Reid

                                HOLLY CORPORATION

                                INDEX TO EXHIBITS


(Exhibits are numbered to correspond to the exhibit table in Item 601 of Regulation S-K)


     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------

      3.1      -    Restated Certificate of Incorporation of the Registrant, as
                    amended (incorporated by reference to Exhibit 3(a), of
                    Amendment No. 1 dated December 13, 1988 to Registrant's
                    Annual Report on Form 10-K for its fiscal year ended July
                    31, 1988, File No. 1-3876).

      3.2      -    Bylaws of the Registrant, as amended (incorporated by
                    reference to Exhibit 3(b) of Registrant's Annual Report on
                    Form 10-K for its fiscal year ended July 31, 1993, File No.
                    1-3876).

      4.1      -    10.16% Series B Senior Note of Holly Corporation, dated as of June 26, 1991, to New York Life Insurance Company with
                    schedule attached thereto of seven other substantially
                    identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated June 26, 1991, File No.
                    1-3876).

      4.2      -    7.62% Series C Senior Note of Holly Corporation, dated as of
                    November 21, 1995, to John Hancock Mutual Life Insurance
                    Company, with schedule attached thereto of five other
                    substantially identical Notes which differ only in the
                    respects set forth in such schedule (incorporated by
                    reference to Exhibit 4.4 of Registrant's Quarterly Report on
                    Form 10-Q for the quarterly period ended October 31, 1995,
                    File No. 1-3876).

      4.3      -    Series D Senior Note of Holly Corporation, dated as of
                    November 21, 1995, to John Hancock Mutual Life Insurance
                    Company, with schedule attached thereto of three other
                    substantially identical Notes which differ only in the
                    respects set forth in such schedule (incorporated by
                    reference to Exhibit 4.5 of Registrant's Quarterly Report on
                    Form 10-Q for the quarterly period ended October 31, 1995,
                    File No. 1-3876).


     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------


      4.4      -    Note Agreement of Holly Corporation, dated as of June 15,
                    1991, to John Hancock Mutual Life Insurance Company, with
                    schedule attached thereto of eleven other substantially
                    identical Note Agreements which differ only in the respects set forth in such schedule (incorporated by reference to
                    Exhibit 4.8 of Registrant's Form 8-K dated June 26, 1991,
                    File No. 1-3876).

      4.5      -    Note Agreement of Holly Corporation, dated as of November
                    15, 1995, to John Hancock Mutual Life Insurance Company,
                    with schedule attached thereto of five other substantially identical Note Agreements which differ only in the respects set forth in such schedule (incorporated by reference to
                    Exhibit 4.6 of Registrant's Quarterly Report on Form 10-Q
                    for the quarterly period ended October 31, 1995, File No.
                    1-3876).

      4.6      -    Guaranty, dated as of June 15, 1991, of Navajo Refining
                    Company, Navajo Pipeline Co., Midland-Lea, Inc., and Lea
                    Refining Company in favor of Kentucky Central Life Insurance
                    Company, Pan-American Life Insurance Company, American
                    International Life Assurance Company of New York, Safeco
                    Life Insurance Company, The Manhattan Life Insurance
                    Company, The Union Central Life Insurance Company, The Penn
                    Insurance and Annuity Company, The Penn Mutual Life
                    Insurance Company, Confederation Life Insurance Company,
                    John Hancock Mutual Life Insurance Company, John Hancock
                    Variable Life Insurance Company, and New York Life Insurance
                    Company (incorporated by reference to Exhibit 4.3 of
                    Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

      4.7      -    Guaranty, dated as of November 1, 1995, of Navajo Crude Oil
                    Marketing and Navajo Western Asphalt Company in favor of New
                    York Life Insurance, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company,
                    Confederation Life Insurance Company, The Penn Insurance and
                    Annuity Company, The Penn Mutual Life Insurance Company, The
                    Manhattan Life Insurance Company, The Union Central Life
                    Insurance Company, Safeco Life Insurance Company, American
                    International Life Assurance Company of New York,
                    Pan-American Life Insurance Company and Jefferson-Pilot Life
                    Insurance Company (incorporated by reference to Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the
                    quarterly period ended October 31, 1995, File No. 1-3876).


     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------

      4.8      -    Guaranty, dated as of November 15, 1995, of Navajo Refining
                    Company, Navajo Pipeline Company, Lea Refining Company,
                    Navajo Holdings, Inc., Navajo Western Asphalt Company and
                    Navajo Crude Oil Marketing Company in favor of John Hancock
                    Mutual Life Insurance Company, John Hancock Variable Life
                    Insurance Company, Alexander Hamilton Life Insurance Company
                    of America, The Penn Mutual Life Insurance Company, AIG Life
                    Insurance Company and Pan-American Life Insurance Company
                    (incorporated by reference to Exhibit 4.7 of Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    October 31, 1995, File No. 1-3876).

      4.9      -    Guaranty, dated as of October 10, 1997, of Navajo Corp.,
                    Navajo Southern, Inc., Navajo Crude Oil Purchasing, Inc. and
                    Lorefco, Inc in favor of the Holders to the Note Agreements dated as of June 15, 1991 (incorporated by reference to
                    Exhibit 4.28 of Registrant's Annual Report on Form 10-K for
                    its fiscal year ended July 31, 1997, File No. 1-3876).

      4.10     -    Guaranty, dated as of October 10, 1997, of Navajo Corp.,
                    Navajo Southern, Inc., Navajo Crude Oil Purchasing, Inc. and
                    Lorefco, Inc in favor of the Holders to the Note Agreements dated as of November 15, 1995 (incorporated by reference to
                    Exhibit 4.29 of Registrant's Annual Report on Form 10-K for
                    its fiscal year ended July 31, 1997, File No. 1-3876).

      4.11     -    Letter of Consent, Waiver and Amendment, dated as of
                    November 15, 1995, among Holly Corporation, and New York
                    Life Insurance Company, John Hancock Mutual Life Insurance
                    Company, John Hancock Variable Life Insurance Company,
                    Confederation Life Insurance Company, The Penn Insurance and
                    Annuity Company, The Penn Mutual Life Insurance Company, The
                    Manhattan Life Insurance Company, The Union Central Life
                    Insurance Company, Safeco Life Insurance Company, American
                    International Life Assurance Company of New York,
                    Pan-American Life Insurance Company and Jefferson-Pilot Life
                    Insurance Company (incorporated by reference to Exhibit 4.3 of Registrant's Quarterly Report on Form 10-Q for the
                    quarterly period ended October 31, 1995, File No. 1-3876).


     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------

      4.12     -    $100,000,000 Credit and Reimbursement Agreement, dated as of
                    October 14, 1997, among Holly Corporation, Navajo Refining
                    Company, Black Eagle, Inc., Navajo Corp., Navajo Southern,
                    Inc., Navajo Northern, Inc., Lorefco, Inc., Navajo Crude Oil
                    Purchasing, Inc., Navajo Holdings, Inc., Holly Petroleum,
                    Inc., Navajo Pipeline Co., Lea Refining Company, Navajo
                    Western Asphalt Company and Montana Refining Company, A
                    Partnership, as Borrowers and Guarantors, the Banks listed herein, Canadian Imperial Bank of Commerce, as
                    Administrative Agent, CIBC Inc., as Collateral Agent and
                    Morgan Guaranty Trust Company of New York, as Documentation
                    Agent, with schedules and exhibits (incorporated by
                    reference to Exhibit 4.27 of Registrant's Annual Report on
                    Form 10-K for its fiscal year ended July 31, 1997, File No.
                    1-3876).

      4.13     -    Holly Corporation Stock Option Plan - As adopted at the
                    Annual Meeting of Stockholders of Holly Corporation on
                    December 13, 1990 (incorporated by reference to Exhibit 4(i)
                    of Registrant's Annual Report on Form 10-K for its fiscal
                    year ended July 31, 1991, File No. 1-3876).

     10.1      -    Supplemental Payment Agreement, dated as of July 8, 1993,
                    between Lamar Norsworthy and Holly Corporation (incorporated by reference to Exhibit 10(a) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File
                    No. 1-3876).

     10.2      -    Supplemental Payment Agreement, dated as of July 8, 1993,
                    between Jack P. Reid and Holly Corporation (incorporated by reference to Exhibit 10(b) of Registrant's Annual Report on
                    Form 10-K for its fiscal year ended July 31, 1993, File No.
                    1-3876).

     10.3      -    Employment Agreement, effective as of April 1, 1999, between
                    David F. Chavenson and Holly Corporation (incorporated by
                    reference to Exhibit 10-1 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended April 30, 1999,
                    File No. 1-3876).

     10.4      -    Consulting Agreement and Release, effective as of October 1,
                    1999, between William J. Gray and Holly Corporation.


     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------

     21        -    Subsidiaries of Registrant

     23        -    Consent of Independent Auditors

     27        -    Financial Data Schedule