Form 10-Q
period 1999-10-31
HOLLY CORP
filed 1999-12-14
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1999
                               --------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                       ------

                                HOLLY CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                             75-1056913
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    100 Crescent Court, Suite 1600
             Dallas, Texas                                        75201-6927
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code         (214) 871-3555
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

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on December 6, 1999.

                                HOLLY CORPORATION
                                      INDEX


                                                                          Page No.
                                                                          --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

      Consolidated Balance Sheet -
         October 31, 1999 (Unaudited) and July 31, 1999                       3

      Consolidated Statement of Income (Unaudited) -
         Three Months Ended October 31, 1999 and 1998                         4

      Consolidated Statement of Cash Flows (Unaudited) -
         Three Months Ended October 31, 1999 and 1998                         5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months Ended October 31, 1999 and 1998                         6

      Notes to Consolidated Financial Statements (Unaudited)                  7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         20


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                  21

  Item 4. Submission of Matters to a Vote of Security Holders                21

  Item 6. Exhibits and Reports on Form 8-K                                   21


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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands, Except Per Share Amounts)


                                                                                         Unaudited
                                                                                         October 31,    July 31,
                                                                                            1999          1999
                                                                                         -----------   ---------
                                     ASSETS

Current assets
   Cash and cash equivalents                                                              $  10,756    $   4,194

   Accounts receivable: Product and transportation                                           49,582       47,832
                        Crude oil resales                                                    94,743       75,670
                                                                                          ---------    ---------
                                                                                            144,325      123,502

   Inventories:         Crude oil and refined products                                       42,419       47,364
                        Materials and supplies                                               10,553       10,553
                        Reserve for lower of cost or market                                  (2,993)      (2,993)
                                                                                          ---------    ---------
                                                                                             49,979       54,924
   Prepayments and other                                                                     12,489       12,158
                                                                                          ---------    ---------
            Total current assets                                                            217,549      194,778

Properties, plants and equipment, at cost                                                   358,101      352,179
Less accumulated depreciation, depletion and amortization                                  (175,735)    (171,285)
                                                                                          ---------    ---------
                                                                                            182,366      180,894

Investments in and advances to joint ventures                                                 3,916        4,035
Other assets                                                                                 10,224       11,275
                                                                                          ---------    ---------
            Total assets                                                                  $ 414,055    $ 390,982
                                                                                          =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                       $ 168,074    $ 144,287
   Accrued liabilities                                                                       16,433       14,688
   Income taxes payable                                                                       3,309        8,206
   Current maturities of long-term debt                                                      13,746       13,746
                                                                                          ---------    ---------
            Total current liabilities                                                       201,562      180,927

Deferred income taxes                                                                        24,887       24,580
Long-term debt, less current maturities                                                      56,595       56,595
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued                   --           --
   Common stock, $.01 par value - 20,000,000 shares authorized; 8,650,282 shares issued          87           87
   Additional capital                                                                         6,132        6,132
   Retained earnings                                                                        126,164      124,341
                                                                                          ---------    ---------
                                                                                            132,383      130,560
   Common stock held in treasury, at cost - 396,768 shares                                     (569)        (569)
   Accumulated other comprehensive income - net unrealized loss on
      securities available for sale                                                            (803)      (1,111)
                                                                                          ---------    ---------
            Total stockholders' equity                                                      131,011      128,880
                                                                                          ---------    ---------
            Total liabilities and stockholders' equity                                    $ 414,055    $ 390,982
                                                                                          =========    =========


See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)


                                                               Unaudited
                                                           Three Months Ended
                                                               October 31,
                                                        -----------------------
                                                           1999          1998
                                                        ---------     ---------
Sales and other revenues                                $ 200,631     $ 142,995

Operating costs and expenses
  Cost of products sold                                   159,830       105,657
  Inventory market writedowns                                  --         1,391
  Operating expenses                                       23,239        19,549
  Selling, general and administrative expenses              4,868         4,328
  Depreciation, depletion and amortization                  6,416         5,987
  Exploration expenses, including dry holes                   303           305
                                                        ---------     ---------
                                                          194,656       137,217
                                                        ---------     ---------
Income from operations                                      5,975         5,778
Other
  Equity in earnings of joint ventures                        631           394
  Interest income                                             264            50
  Interest expense                                         (1,561)       (1,931)
                                                        ---------     ---------
                                                             (666)       (1,487)
                                                        ---------     ---------
Income before income taxes                                  5,309         4,291
Income tax provision (benefit)
  Current                                                   2,332         1,851
  Deferred                                                   (249)         (178)
                                                        ---------     ---------
                                                            2,083         1,673
                                                        ---------     ---------
Net income                                              $   3,226     $   2,618
                                                        =========     =========


Income per common share (basic
  and diluted)                                          $     .39     $     .32

Cash dividends paid per share                           $     .17     $     .16

Average number of shares of common
  stock outstanding (in thousands)                          8,254         8,254


See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)


                                                                Unaudited
                                                            Three Months Ended
                                                                October 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
   Cash flows from operating activities
      Net income                                           $  3,226    $  2,618
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization           6,416       5,987
           Deferred income taxes                               (249)       (178)
           Equity in earnings of joint venture                 (631)       (394)
           Dry hole costs and leasehold impairment               --           2
           Inventory market writedowns                           --       1,391
           (Increase) decrease in operating assets
              Accounts receivable                           (20,823)     (9,255)
              Inventories                                     4,945       3,186
              Income taxes receivable                            --         653
              Prepayments and other                            (129)       (605)
           Increase (decrease) in operating liabilities
              Accounts payable                               23,787      (2,965)
              Accrued liabilities                             1,745       1,282
              Income taxes payable                           (4,897)      1,100
           Other, net                                          (181)     (1,526)
                                                           --------    --------
           Net cash provided by operating activities         13,209       1,296
   Cash flows from financing activities
      Increase in borrowings under credit agreement              --       4,500
      Cash dividends                                         (1,403)     (1,321)
                                                           --------    --------
           Net cash provided by (used for)
             financing activities                            (1,403)      3,179
   Cash flows from investing activities
      Additions to properties, plants and equipment          (5,994)     (4,794)
      Distributions from joint venture                          750         550
                                                           --------    --------
           Net cash used for investing activities            (5,244)     (4,244)
                                                           --------    --------
   Cash and cash equivalents
      Increase (decrease) for the period                      6,562         231
      Beginning of year                                       4,194       2,602
                                                           --------    --------
      End of period                                        $ 10,756    $  2,833
                                                           ========    ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                             $    267    $    220
      Income taxes                                         $  7,205    $     50


See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                                Unaudited
                                                            Three Months Ended
                                                                October 31,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
Net income                                                 $ 3,226      $ 2,618

Other comprehensive income
  Unrealized gain (loss) on securities available
    for sale                                                   525         (275)
  Income tax provision (benefit)                               217         (110)
                                                           -------      -------
                                                               308         (165)
                                                           -------      -------

Total comprehensive income                                 $ 3,534      $ 2,453
                                                           =======      =======


See accompanying notes.

                                HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1999), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 31, 1999, the consolidated results of operations and comprehensive income for the three months ended October 31, 1999 and 1998, and consolidated cash flows for the three months ended October 31, 1999 and 1998. Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

        Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first three months of fiscal 2000 are not necessarily indicative of the results to be expected for the full year.

Note B - Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income.

                                                         Three Months Ended October 31,
                                                         ------------------------------
(in thousands, except per share amounts)                      1999         1998
                                                             ------       ------
   Net income                                                $3,226       $2,618
                                                             ======       ======
   Average number of shares of common
       stock outstanding                                      8,254        8,254
   Effect of dilutive stock options                               4           --
                                                             ------       ------
   Average number of shares of common
        stock outstanding assuming dilution                   8,258        8,254
                                                             ======       ======

   Income per share - basic                                  $  .39       $  .32
                                                             ======       ======
   Income per share - diluted                                $  .39       $  .32
                                                             ======       ======

Options were awarded during the first quarter of fiscal 2000 for 385,000 shares at an exercise price of $14.00.

                                HOLLY CORPORATION



Note C - Segment Information

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

                                                                      Total for
                                                          Pipeline    Reportable   Corporate    Consolidated
                                             Refining  Transportation  Segments     & Other        Total
                                             --------  -------------- ----------   ---------    ------------
                                                                   ($ in thousands)
Three Months Ended October 31, 1999
  Sales and other operating revenues ...     $195,849     $  3,651     $199,500     $  1,131      $200,631
  EBITDA (1) ...........................     $ 10,700     $  2,947     $ 13,647     $   (625)     $ 13,022
  Income (loss) from operations ........     $  5,122     $  1,986     $  7,108     $ (1,133)     $  5,975
  Income (loss) before income taxes ....     $  5,056     $  2,654     $  7,710     $ (2,401)     $  5,309
  Total assets .........................     $382,681     $ 21,502     $404,183     $  9,872      $414,055


Three Months Ended October 31, 1998
  Sales and other operating revenues ...     $139,127     $  3,006     $142,133     $    862      $142,995
  EBITDA(1) ............................     $ 10,476     $  2,379     $ 12,855     $   (696)     $ 12,159
  Income (loss) from operations ........     $  5,376     $  1,702     $  7,078     $ (1,300)     $  5,778
  Income (loss) before income taxes ....     $  5,295     $  2,131     $  7,426     $ (3,135)     $  4,291
  Total assets .........................     $322,854     $ 18,590     $341,444     $ 13,175      $354,619

(1) Earnings Before Interest, Taxes, Depreciation and Amortization

                                HOLLY CORPORATION



Note D - Contingencies

         In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners. The suit, as amended by Longhorn Partners in March and November 1999, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific action of the Company complained of in the Longhorn Lawsuit is the support of lawsuits brought by ranchers in West Texas to challenge the proposed refined products pipeline's use of easements and rights-of-way that were granted over 50 years ago for a crude oil pipeline. The November 1999 amendment to the Longhorn Partners' petition adds allegations that the Company has induced and financed third party litigation and related false and misleading public relations activities against Longhorn Partners for anti-competitive purposes when the litigation could not have been brought by the Company itself and that the Company has improperly interfered with the federal court settlement agreement that provided for an environmental assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management" and "The Year 2000 Problem") under this Item 2 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of capital investments and marketing strategies by the Company, the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation, the accuracy of technical analysis and evaluations relating to the Year 2000 Problem, and the abilities of third-party suppliers to the Company to avoid adverse effects of the Year 2000 Problem on their capacities to supply the Company. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Quarterly Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and in conjunction with the discussion below under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

                                HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

FINANCIAL DATA (Unaudited)

                                                          Three Months Ended
(in thousands, except per share data)(1)                      October 31,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------
  Sales and other revenues                             $ 200,631      $ 142,995

  Costs and expenses
    Cost of products sold                                159,830        105,657
    Inventory market writedowns                               --          1,391
    Operating expenses                                    23,239         19,549
    Selling, general and administrative expenses           4,868          4,328
    Depreciation, depletion and amortization               6,416          5,987
    Exploration expenses, including dry holes                303            305
                                                       ---------      ---------
                                                         194,656        137,217
                                                       ---------      ---------
Income from operations                                     5,975          5,778
  Other
    Equity in earnings of joint ventures                     631            394
    Interest expense, net                                 (1,297)        (1,881)
                                                       ---------      ---------
                                                            (666)        (1,487)
                                                       ---------      ---------
  Income before income taxes                               5,309          4,291
  Income tax provision                                     2,083          1,673
                                                       ---------      ---------
  Net income                                           $   3,226      $   2,618
                                                       =========      =========

  Income per common share (basic and diluted)          $     .39      $     .32

  Sales and other revenues (2)
    Refining                                           $ 195,849      $ 139,127
    Pipeline Transportation                                3,651          3,006
    Corporate and other                                    1,131            862
                                                       ---------      ---------
    Consolidated                                       $ 200,631      $ 142,995
                                                       =========      =========

  Income (loss) from operations (2)
    Refining                                           $   5,122      $   5,376
    Pipeline Transportation                                1,986          1,702
    Corporate and other                                   (1,133)        (1,300)
                                                       ---------      ---------
    Consolidated                                       $   5,975      $   5,778
                                                       =========      =========

                                HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


1) Certain reclassifications have been made to prior reported amounts to conform to current classifications.

2) The Refining segment includes the Company's principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the Navajo Refinery) and the Company's refinery near Great Falls, Montana. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries, which costs are included in the Refining segment. The Pipeline Transportation segment includes approximately 900 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations.


REFINING SEGMENT OPERATING DATA (Unaudited)
                                                                Three Months Ended
                                                                   October 31,
                                                          -----------------------------
                                                             1999               1998
                                                          ----------         ----------
Crude charge (BPD)(1)                                         61,400             66,000
Refinery production (BPD)(2)                                  67,500             71,200
Sales of produced refined products (BPD)                      67,900             71,800
Sales of refined products (BPD) (3)                           74,600             77,200

Refinery utilization (4)                                        91.6%              98.6%

Average per barrel (5)
  Net sales                                               $    28.85         $    19.67
  Raw material costs                                           23.14              14.63
                                                          ----------         ----------
  Refinery margin                                               5.71               5.04
  Cash operating costs (6)                                      4.03               3.25
                                                          ----------         ----------
  Net cash operating margin                               $     1.68         $     1.79
                                                          ==========         ==========

Sales of produced refined products
   Gasolines                                                    56.5%              55.7%
   Diesel fuels                                                 20.3               20.0
   Jet fuels                                                     9.8                9.8
   Asphalt                                                       9.5               10.5
   LPG and other                                                 3.9                4.0
                                                          ----------         ----------
      Total                                                    100.0%             100.0%
                                                          ==========         ==========

-------------

(1)  Barrels per day of crude oil processed.

(2) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(3) Includes refined products purchased for resale representing 6,700 BPD and 5,400 BPD respectively.

(4)  Crude charge divided by total crude capacity of 67,000 BPD.

(5)  Represents average per barrel amounts for produced refined products sold.

(6) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses that are part of refinery operations.

FIRST QUARTER OF FISCAL 2000 COMPARED TO FIRST QUARTER OF FISCAL 1999

        Net income for the first quarter ended October 31, 1999 was $3.2 million ($.39 per share) as compared to $2.6 million ($.32 per share) for the first quarter of the prior year. The increase in income for the first quarter of fiscal 2000 was primarily attributable to an increase in operating income caused by increased refinery margins and a charge in fiscal 1999 relating to the decrease in value of crude oil and refined product inventory at the time, partially offset by increased operating expenses and decreased refined product sales volumes.

                                HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Refinery margins increased 13.3% during the first quarter of fiscal 2000 compared to the prior year's first quarter as average product prices increased by more than average crude costs when compared to levels in the first quarter of the prior year. The Company experienced strong refinery margins in the early portion of the first quarter, but such margins declined throughout the quarter and were at lower levels for the latter portion of the quarter and have yet to recover. Operating expenses increased in the three months ended October 31, 1999 principally due to planned maintenance activities performed during the first quarter on certain units at the Navajo Refinery. As a result of this maintenance, refinery production volumes were reduced 5.2% during the quarter. Operating expenses also increased due to engineering consulting services incurred at the Navajo Refinery in connection with the implementation of process improvement techniques.

        The increase in sales and other revenues was due principally to an increase in product prices, offset to a minor degree by the reduced sales volumes resulting from lower production levels. Pipeline transportation revenues, net of related operating expenses, increased modestly due to the initiation of LPG deliveries on a new Company pipeline in June 1999.

        The decrease in interest expense, net of interest income, reflects lower borrowings and higher levels of excess cash. The increase in equity in earnings of joint ventures relates to increased net revenues at the Rio Grande Pipeline Company, where the Company has a 25% interest.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased during the three months ended October 31, 1999 by $6.6 million, as cash flows required for capital expenditures and dividends paid were less than cash flows generated from operations and working capital changes. Working capital (excluding cash and cash equivalents) decreased during the three months ended October 31, 1999 by $4.4 million to $5.2 million. Additionally, the Company had $50 million of unused borrowing capacity available at October 31, 1999 under its $100 million Credit Agreement, which expires on October 14, 2000. The Company believes that this source of funds, together with future cash flows from operations, should provide sufficient resources through October 2000, to enable the Company to satisfy its liquidity needs, capital requirements, and debt service obligations while continuing the payment of dividends if authorized by the Board of Directors.

        The Company has recently initiated discussions with its banks on a one-year extension of its Credit Agreement beyond October 14, 2000. While the Company expects such negotiations to result in such an extension, there can be no assurance that such negotiations will be successful.

                                HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Net cash provided by operating activities amounted to $13.2 million in the first three months of fiscal 2000, as compared to $1.3 million in the same period of the prior year. Cash flows from operating activities were higher during the first quarter of the current year as compared to the first quarter of the prior year due to working capital changes related to increased crude prices, as the Company receives payment on its receivables more quickly than it pays for its crude oil, and improved collection of receivables; such favorable effects on cash flow was partially offset by higher level of federal income taxes payments in the first quarter of fiscal year 2000.

        Cash flows used for financing activities amounted to $1.4 million in the first three months of fiscal 2000, as compared to cash flows provided by financing activities of $3.2 million in the same period of the prior year. Cash flows used for financing activities in fiscal year 2000 consisted solely of dividends paid to shareholders. During the same period of last year, such cash flows consisted of a similar amount of dividend payments as well as a $4.5 million increase in borrowings under the Company's Credit Agreement. Currently, the Company has no outstanding bank borrowings. During fiscal year 2000, the Company's Senior Notes require principal payments of $8.6 million in December 1999 and $5.2 million in June 2000, respectively.

        Cash flows used for investing activities were $5.2 million in the first three months of fiscal 2000, as compared to $4.2 million in the same period of the prior year. All amounts expended were on capital projects. The net negative cash flow for investing activities was reduced in the first quarter of fiscal 2000 by a $0.8 million distribution to the Company from the Rio Grande Pipeline Company joint venture as compared to a $0.6 million distribution during the same period of fiscal 1999.

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

        The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield. The Company has completed the construction of a diesel fuel terminal 40 miles east of Albuquerque in Moriarty and is considering different alternatives regarding its terminalling needs in Albuquerque. When the project, including the Albuquerque portion, is completed, these facilities will allow the Company to use the Leased Pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and markets in northwest New Mexico. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty, New Mexico, near Albuquerque, began in late calendar year 1999.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

        The Longhorn Pipeline is a potential source of additional supplies of refined products to El Paso and markets served from El Paso that are also served by the Company's Navajo Refinery. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P., a Delaware limited partnership that includes affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners ("Longhorn Partners"), has proposed to use the pipeline initially to transport approximately 72,000 barrels per day ("BPD") of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and densely populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area.

                                HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Longhorn Pipeline is not currently operating because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. The March 1999 settlement agreement required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A draft Environmental Assessment (the "Draft EA") on the Longhorn Pipeline was released on October 22, 1999. The Draft EA proposes a preliminary Finding of No Significant Impact with respect to the Longhorn Pipeline provided that Longhorn Partners carries out a proposed mitigation plan developed by Longhorn Partners which contains 34 elements. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The EPA and DOT are conducting a series of public meetings and taking public comments to determine whether their preliminary determination should be made final, revised or reversed. Four public meetings on the Draft EA were held in November 1999 at locations in Texas but the public meeting originally scheduled for November 1999 in Austin had to be rescheduled to January 2000 after the number of persons seeking to attend the November 1999 meeting in Austin could not be accommodated in the auditorium that had been chosen for the meeting. The time for submission to the EPA and DOT of public comments on the Draft EA Report has been extended until the middle of January 2000. Public expressions in opposition to and in support of the conclusions reached in the Draft EA were submitted to the EPA and DOT in November 1999. The Company is providing support for the preparation of expert analyses of the Draft EA and for certain groups and individuals who have wished to express their concerns about the Longhorn Pipeline. It is expected that additional public comments and analysis questioning the conclusions and the methodology of the Draft EA will be submitted before the end of the public comment period. A final determination by the EPA and DOT with respect to the matters considered in the Draft EA could be issued as early as 30 days following the end of the public comment period.

        In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as amended by Longhorn Partners in March and November 1999, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific action of the Company complained of in the Longhorn Lawsuit is the support of lawsuits brought by ranchers in West Texas to challenge the proposed refined products pipeline's use of easements and rights-of-way that were granted over 50 years ago for a crude oil pipeline. The November 1999 amendment to the Longhorn Partners' petition adds

                                HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

allegations that the Company has induced and financed third party litigation and related false and misleading public relations activities against Longhorn Partners for anti-competitive purposes when the litigation could not have been brought by the Company itself and that the Company has improperly interfered with the federal court settlement agreement that provided for an environmental assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

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

        The Company's profitability depends largely on the spread between market prices for refined products and crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. Such contracts are used solely to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products and do not increase the market risks to which the Company is exposed. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated. No such contracts were outstanding at October 31, 1999.

        At October 31, 1999, the Company had outstanding unsecured debt of $70.3 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than three years and such debt represents less than 40% of the Company's total capitalization. The Company did not have any outstanding borrowings under its Credit Agreement during the three months ended October 31, 1999, however, during much of fiscal 1999, the Company had outstanding borrowings. Since interest rates on bank borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow, as the interest rates on the Company's

                               HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

long-term debt are fixed, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would not materially impact the Company's financial condition, as the average maturity of the Company's long-term debt is less than three years and such debt represents less than 40% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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

        The Company has made an inventory of non-IT systems embedded in equipment used in the Company's operations and has assessed the extent to which these non-IT systems could fail because of the Year 2000 Problem and thereby cause significant problems for the Company's operations, financial condition or liquidity. The Company has identified, based on information and/or certifications from suppliers or other third parties, the types of non-IT systems that appear to be significantly at risk of failure due to the Year 2000 Problem; the Company believes that it has remediated all items of equipment containing at-risk chips. Because of the nature of the non-

                                HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

IT systems, there can be no assurance that the Company has correctly identified all non-IT systems that are subject to failure because of the Year 2000 Problem. Any failure of non-IT systems because of the Year 2000 Problem could reduce production levels or potentially shut down the refinery operations of the Company.

        To the extent possible, the Company has either tested or received certifications with respect to all significant IT and non-IT systems.

        The Company has also initiated contingency planning to respond to the possible effects of the Year 2000 Problem on third parties that are important to the Company's operations. The Company has been and continues to communicate regularly on this issue with critical third parties, such as suppliers of power or telecommunications services to the Company's operational facilities, third-party carriers of raw materials and refined products, and major customers. As problems of third parties have been identified during the preparation of the contingency plan, the Company has taken steps available to mitigate the impact on the Company of a failure in a third party caused by the Year 2000 Problem. While the Company believes that it has made adequate arrangements to deal with these contingencies, it continues to update such plans as additional information becomes available.

        The cost to the Company of dealing with the Year 2000 Problem is not expected to be material. Although a portion of the time of IT personnel and related management has been spent in evaluating the problem, taking corrective actions and preparing contingency plans, the Company does not believe that other IT projects or operations have been or will be adversely affected. Monetary costs expected to be involved in dealing with the Year 2000 Problem have not been significant: all costs to the Company of review, analysis and corrective action (excluding IT system upgrades that were scheduled to be implemented without regard to the Year 2000 Problem) are expected to total slightly less than $1 million, virtually all which has already been incurred.

        Based on the analysis performed to this point, the Company believes that the most important Year 2000 risk to the Company's results of operations and financial condition is that third-party suppliers important to the operations of the Company's principal operating assets, the Navajo Refinery at Artesia and Lovington, New Mexico and the Montana Refinery near Great Falls, Montana, could for a period of time be unable to perform their normal roles because of difficulties created by the Year 2000 Problem for the third parties and/or for persons supplying the third parties. The Company believes that its most significant risk would be in the case of the Company's principal or sole sources for essential inputs -- for example power to operate a refinery. If such a provider were to be unable to continue supplying the refinery because of the Year 2000 Problem, the Company could be forced to suspend the affected operations until the provider could solve the problem or in some cases until an alternative supply could be arranged. The Company intends to continue during December 1999 regular contacts to critical suppliers to update their evaluations of vulnerability to the Year 2000 Problem. In the event that a

                               HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

particular supplier appears to be vulnerable, the Company has sought to obtain alternative supplies to the extent they are available. However, in the case of some inputs, alternative supplies may not realistically be available even if the supply problem is identified months in advance. In other cases, an unexpected third-party failure could occur despite extensive prior communications with key suppliers and the only feasible remedy to the Company for a substantial period might be emergency corrective action by the affected third party if the third party were capable of taking such action.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                HOLLY CORPORATION


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        In August 1998, a lawsuit was filed by Longhorn Partners Pipeline, L.P. in state district court in El Paso, Texas against the Company and two of its subsidiaries. The suit seeks damages against the Company alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. See Note D to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of this lawsuit.

Item 4. Submission of Matters to a Vote of Securities Holders

        At the annual meeting of stockholders on December 9, 1999, all nine of the management's nominees for directors as listed in the proxy statement were elected.

                    SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                                        Total Shares Voted    Total Shares Voted
                                              "For"                "Withheld"
                                        ------------------    ------------------
          Matthew P. Clifton                7,627,224                29,751
          W. John Glancy                    7,624,129                32,846
          William J. Gray                   7,597,074                59,901
          Marcus R. Hickerson               7,624,101                32,874
          A.J. Losee                        7,622,911                34,064
          Thomas K. Matthews, II            7,623,208                33,767
          Robert G. McKenzie                7,627,310                29,665
          Lamar Norsworthy                  7,628,022                28,953
          Jack P. Reid                      7,597,074                59,901


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits: See Index to Exhibits on page 23.

(b)     Reports on Form 8-K: None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOLLY CORPORATION
                                        ---------------------------------------
                                        (Registrant)



Date:  December 13, 1999                By /s/ David F. Chavenson
       -----------------                   ------------------------------------
                                           David F. Chavenson
                                            Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Principal
                                            Financial and Accounting
                                            Officer)

                                HOLLY CORPORATION
                                INDEX TO EXHIBITS


                   (Exhibits are numbered to correspond to the
                  exhibit table in Item 601 of Regulation S-K)


         Exhibit
         Number       Description
         -------      -----------
           10.1   -   Consulting Agreement and Release, effective as of
                      August 1, 1999 between Jack P. Reid and Holly Corporation.

           27     -   Financial Data Schedule