Form 10-Q
period 2000-01-31
HOLLY CORP
filed 2000-03-16
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 2000
                               --------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                       ------

                                HOLLY CORPORATION
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                    75-1056913
---------------------------------                 --------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                      75201-6927
----------------------------------------                  ------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code     (214) 871-3555
                                                    ---------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ----       -----

8,253,514 shares of Common Stock, par value $.01 per share, were outstanding on March 8, 2000.

                                HOLLY CORPORATION
                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

   Item 1.    Financial Statements

      Consolidated Balance Sheet -
         January 31, 2000 (Unaudited) and July 31, 1999                                              3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Six Months Ended January 31, 2000 and 1999                                 4

      Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended January 31, 2000 and 1999                                                  5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months and Six Months Ended January 31, 2000 and 1999                                 6

      Notes to Consolidated Financial Statements (Unaudited)                                         7

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                 11

   Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                                                   20

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                     21

   Item 6.    Exhibits and Reports on Form 8-K                                                      21






  This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 11.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands, Except Per Share Amounts)

                                                                                              Unaudited
                                                                                              January 31,          July 31,
                                                                                                 2000                1999
                                                                                              -----------          --------
                                 ASSETS
Current assets
   Cash and cash equivalents                                                                   $    6,892         $    4,194

   Accounts receivable:  Product                                                                   47,188             47,832
                         Crude oil resales                                                        104,569             75,670
                                                                                               ----------         ----------
                                                                                                  151,757            123,502

   Inventories:          Crude oil and refined products                                            45,729             47,364
                         Materials and supplies                                                    10,687             10,553
                         Reserve for lower of cost or market                                       (2,921)            (2,993)
                                                                                               ----------         ----------

                                                                                                   53,495             54,924

   Income taxes receivable                                                                          5,447                 --
   Prepayments and other                                                                           12,537             12,158
                                                                                               ----------         ----------
              Total current assets                                                                230,128            194,778

Properties, plants and equipment, at cost                                                         360,024            352,179
Less accumulated depreciation, depletion and amortization                                        (177,777)          (171,285)
                                                                                               ----------         ----------
                                                                                                  182,247            180,894

Investments and advances to joint ventures                                                          3,843              4,035
Other assets                                                                                        9,423             11,275
                                                                                               ----------         ----------
                                                                                               $  425,641         $  390,982
                                                                                               ==========         ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                            $  194,441         $  144,287
   Accrued liabilities                                                                             14,104             14,688
   Income taxes payable                                                                               565              8,206
   Current maturities of long-term debt                                                            13,738             13,746
   Borrowings under credit agreement                                                                4,300                 --
                                                                                               ----------         ----------
              Total current liabilities                                                           227,148            180,927

Deferred income taxes                                                                              25,286             24,580
Long-term debt, less current maturities                                                            48,024             56,595
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued                         --                 --
   Common stock, $.01 par value - 20,000,000 shares authorized; 8,650,282 shares issued                87                 87
   Additional capital                                                                               6,132              6,132
   Retained earnings                                                                              119,858            124,341
                                                                                               ----------         ----------
                                                                                                  126,077            130,560
   Common stock held in treasury, at cost - 396,768 shares                                           (569)              (569)
   Accumulated other comprehensive income - net unrealized loss on
      securities available for sale                                                                  (325)            (1,111)
                                                                                               ----------         ----------
              Total stockholders' equity                                                          125,183            128,880
                                                                                               ----------         ----------
              Total liabilities and stockholders' equity                                       $  425,641         $  390,982
                                                                                               ==========         ==========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)


                                                                 Unaudited                          Unaudited
                                                            Three Months Ended                   Six Months Ended
                                                                January 31,                         January 31,
                                                      ---------------------------         ---------------------------
                                                          2000              1999              2000              1999
                                                      ---------         ---------         ---------         ---------

Sales and other revenues                              $ 218,424         $ 120,684         $ 419,055         $ 263,679
Operating costs and expenses
  Cost of products sold                                 190,692            85,191           350,522           190,848
  Inventory market writedowns                                --             4,371                --             5,762
  Operating expenses                                     21,885            19,922            45,124            39,471
  Selling, general and administrative expenses            5,287             5,912            10,155            10,240
  Depreciation, depletion and amortization                6,957             6,638            13,373            12,625
  Exploration expenses, including dry holes                 299               415               602               720
                                                      ---------         ---------         ---------         ---------
                                                        225,120           122,449           419,776           259,666
                                                      ---------         ---------         ---------         ---------
Income (loss) from operations                            (6,696)           (1,765)             (721)            4,013
Other
  Equity in earnings (loss) of joint ventures               (73)              742               558             1,136
  Interest income                                           159                43               423                93
  Interest expense                                       (1,458)           (1,982)           (3,019)           (3,913)
                                                      ---------         ---------         ---------         ---------
                                                         (1,372)           (1,197)           (2,038)           (2,684)
                                                      ---------         ---------         ---------         ---------

 Income (loss) before income taxes                       (8,068)           (2,962)           (2,759)            1,329

Income tax provision (benefit)
  Current                                                (2,917)              105              (585)            1,956
  Deferred                                                 (248)           (1,260)             (497)           (1,438)
                                                      ---------         ---------         ---------         ---------
                                                         (3,165)           (1,155)           (1,082)              518
                                                      ---------         ---------         ---------         ---------

Net income (loss)                                     $  (4,903)        $  (1,807)        $  (1,677)        $     811
                                                      =========         =========         =========         =========


Income (loss) per common share (basic
  and diluted)                                        $    (.59)        $    (.22)        $    (.20)        $     .10

Cash dividends paid per share                         $     .17         $     .16         $     .34         $     .32
Average number of shares of common
  stock outstanding (in thousands)                        8,254             8,254             8,254             8,254



See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               Unaudited
                                                                           Six Months Ended
                                                                              January 31,
                                                                       -------------------------
                                                                          2000            1999
                                                                       --------         --------

   Cash flows from operating activities
      Net income (loss)                                                $ (1,677)        $    811
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                      13,373           12,625
           Deferred income taxes                                           (497)          (1,438)
           Equity in earnings of joint venture                             (558)          (1,136)
           Dry hole costs and leasehold impairment                           --               47
           Inventory market writedowns                                       --            5,762
           (Increase) decrease in operating assets
             Accounts receivable                                        (28,255)          (1,423)
             Inventories                                                  1,429            6,613
             Income taxes receivable                                     (5,447)            (649)
             Prepayments and other                                           51             (872)
           Increase (decrease) in operating liabilities
             Accounts payable                                            50,154          (10,981)
             Accrued liabilities                                           (584)          (2,109)
             Income taxes payable                                        (7,641)            (221)
           Turnaround expenditures                                         (125)              --
           Other, net                                                      (308)          (1,502)
                                                                       --------         --------
           Net cash provided by operating activities                     19,915            5,527

   Cash flows from financing activities
      Increase in borrowings under credit agreement                       4,300            5,900
      Payment of long-term debt                                          (8,579)              (8)
      Cash dividends                                                     (2,806)          (2,642)
                                                                       --------         --------
           Net cash provided by (used for) financing activities          (7,085)           3,250

   Cash flows from investing activities
      Additions to properties, plants and equipment                     (10,882)          (9,941)
      Distributions from joint venture                                      750            1,400
                                                                       --------         --------
           Net cash used for investing activities                       (10,132)          (8,541)
                                                                       --------         --------

   Cash and cash equivalents
      Increase for the period                                             2,698              236
      Beginning of year                                                   4,194            2,602
                                                                       --------         --------
      End of period                                                    $  6,892         $  2,838
                                                                       ========         ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                         $  3,307         $  3,671
      Income taxes                                                     $ 12,456         $  2,772


See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                       Unaudited                        Unaudited
                                                  Three Months Ended                Six Months Ended
                                                      January 31,                      January 31,
                                              -------------------------         -------------------------
                                                2000             1999             2000             1999
                                              --------         --------         --------         --------

Net income (loss)                             $ (4,903)        $ (1,807)        $ (1,677)        $    811

Other comprehensive income
  Unrealized gain (loss) on securities
    available for sale                             787             (474)           1,312             (749)
    Income tax provision (benefit)                 309             (189)             526             (299)
                                              --------         --------         --------         --------
                                                   478             (285)             786             (450)
                                              --------         --------         --------         --------

Total comprehensive income (loss)             $ (4,425)        $ (2,092)        $   (891)        $    361
                                              ========         ========         ========         ========




See accompanying notes.

                                HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the consolidated balance sheet as of July 31, 1999), reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 2000, the consolidated results of operations and comprehensive income for the three and six months ended January 31, 2000 and 1999, and consolidated cash flows for the six months ended January 31, 2000 and 1999. Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

        Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 2000 are not necessarily indicative of the results to be expected for the full year.

Note B - Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income.

                                                         Three Months Ended January 31,
                                                         ------------------------------
(in thousands, except per share amounts)                    2000                  1999
                                                          --------              ------
   Net income (loss)                                     $ (4,903)             $ (1,807)
                                                         ========              ========
   Average number of shares of common
       stock outstanding                                    8,254                 8,254
   Effect of dilutive stock options                           --                    --
                                                         --------              --------
   Average number of shares of common
        stock outstanding assuming dilution                 8,254                 8,254
                                                         ========              ========

   Income (loss) per share - basic                       $   (.59)             $   (.22)
                                                         ========              ========
   Income (loss) per share - diluted                     $   (.59)             $   (.22)
                                                         ========              ========

                                HOLLY CORPORATION


                                                           Six Months Ended January 31,
                                                          -----------------------------
(in thousands, except per share amounts)                    2000                  1999
                                                          --------              ------
   Net income (loss)                                    $ (1,677)               $   811
                                                        =========               =======
   Average number of shares of common
       stock outstanding                                   8,254                  8,254
   Effect of dilutive stock options                           --                    --
                                                        --------                -------
   Average number of shares of common
        stock outstanding assuming dilution                8,254                  8,254
                                                        ========                =======

   Income (loss) per share -- basic                     $   (.20)               $   .10
                                                        =========               =======
   Income (loss) per share -- diluted                   $   (.20)               $   .10
                                                        =========               =======


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

                                HOLLY CORPORATION


        The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended July 31, 1999. The Company's reportable segments are strategic business units that offer different products and services.

                                                                              Total for
                                                              Pipeline        Reportable          Corporate      Consolidated
                                            Refining       Transportation      Segments            & Other           Total
                                            --------       --------------     ----------          ---------      ------------
                                                                           ($ in thousands)
Three Months Ended January 31, 2000
  Sales and other operating revenues        $ 213,686         $   3,683        $ 217,369         $   1,055         $ 218,424
  EBITDA (1)                                $  (1,249)        $   2,296        $   1,047         $    (859)        $     188
  Income (loss) from operations             $  (7,510)        $   2,022        $  (5,488)        $  (1,208)        $  (6,696)
  Income (loss) before income taxes         $  (7,584)        $   2,007        $  (5,577)        $  (2,491)        $  (8,068)


Three Months Ended January 31, 1999
  Sales and other operating revenues        $ 116,727         $   3,013        $ 119,740         $     944         $ 120,684
  EBITDA(1)                                 $   4,567         $   2,691        $   7,258         $  (1,643)        $   5,615
  Income (loss) from operations             $    (809)        $   1,695        $     886         $  (2,651)        $  (1,765)
  Income (loss) before income taxes         $    (890)        $   2,436        $   1,546         $  (4,508)        $  (2,962)



Six Months Ended January 31, 2000
  Sales and other operating revenues        $ 409,535         $   7,334        $ 416,869         $   2,186         $ 419,055
  EBITDA (1)                                $   9,451         $   5,243        $  14,694         $  (1,484)        $  13,210
  Income (loss) from operations             $  (2,388)        $   4,008        $   1,620         $  (2,341)        $    (721)
  Income (loss) before income taxes         $  (2,528)        $   4,661        $   2,133         $  (4,892)        $  (2,759)


Six Months Ended January 31, 1999
  Sales and other operating revenues        $ 255,854         $   6,019        $ 261,873         $   1,806         $ 263,679
  EBITDA(1)                                 $  15,043         $   5,070        $  20,113         $  (2,339)        $  17,774
  Income (loss) from operations             $   4,567         $   3,397        $   7,964         $  (3,951)        $   4,013
  Income (loss) before income taxes         $   4,405         $   4,567        $   8,972         $  (7,643)        $   1,329



(1)  Earnings Before Interest, Taxes, Depreciation and Amortization

                                HOLLY CORPORATION


Note D - Contingencies

        In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners. The suit, as amended by Longhorn Partners in March and November 1999 and in March 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. After the March 2000 amendment, the specific actions of the Company complained of in the Longhorn Lawsuit are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into contracts with Fina Oil and Chemical Company and with ARCO Products Company, and alleged interference with the federal court settlement agreement that provided for an environmental assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. In February 2000, the Company filed a motion for summary judgment seeking a court ruling that would terminate this litigation. The Company plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management" and "Year 2000 Issue") under this Item 2 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of capital investments and marketing strategies by the Company, the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation, the accuracy of technical analysis and evaluations relating to the Year 2000 Issue, and the abilities of third-party suppliers to the Company to avoid adverse effects of the Year 2000 issue on their capabilities to supply the Company. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Quarterly Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and in conjunction with the discussion below under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

                                HOLLY CORPORATION


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

         RESULTS OF OPERATIONS

         FINANCIAL DATA (Unaudited)

                                                               Three Months Ended                   Six Months Ended
(in thousands, except per share data)  (1)                         January 31,                        January 31,
                                                          ---------------------------         ---------------------------
                                                              2000             1999              2000              1999
                                                          ---------         ---------         ---------         ---------

Sales and other revenues                                  $ 218,424         $ 120,684         $ 419,055         $ 263,679

Costs and expenses
    Cost of products sold                                   190,692            85,191           350,522           190,848
    Inventory market writedowns                                  --             4,371                --             5,762
    Operating expenses                                       21,885            19,922            45,124            39,471
    Selling, general and administrative expenses              5,287             5,912            10,155            10,240
    Depreciation, depletion and amortization                  6,957             6,638            13,373            12,625
    Exploration expenses, including dry holes                   299               415               602               720
                                                          ---------         ---------         ---------         ---------
                                                            225,120           122,449           419,776           259,666
                                                          ---------         ---------         ---------         ---------
Income (loss) from operations                                (6,696)           (1,765)             (721)            4,013
  Other
    Equity in earnings of joint ventures                        (73)              742               558             1,136
    Interest expense, net                                    (1,299)           (1,939)           (2,596)           (3,820)
                                                          ---------         ---------         ---------         ---------
                                                             (1,372)           (1,197)           (2,038)           (2,684)
                                                          ---------         ---------         ---------         ---------
  Income (loss) before income taxes                          (8,068)           (2,962)           (2,759)            1,329
  Income tax provision (benefit)                             (3,165)           (1,155)           (1,082)              518
                                                          ---------         ---------         ---------         ---------
  Net income (loss)                                       $  (4,903)        $  (1,807)        $  (1,677)        $     811
                                                          =========         =========         =========         =========

Income (loss) per common share (basic and diluted)        $    (.59)        $    (.22)        $    (.20)        $     .10

Sales and other revenues (2)
    Refining                                              $ 213,686         $ 116,727         $ 409,535         $ 255,854
    Pipeline Transportation                                   3,683             3,013             7,334             6,019
    Corporate and other                                       1,055               944             2,186             1,806
                                                          ---------         ---------         ---------         ---------
    Consolidated                                          $ 218,424         $ 120,684         $ 419,055         $ 263,679
                                                          =========         =========         =========         =========

  Income (loss) from operations (2)
    Refining                                              $  (7,510)        $    (809)        $  (2,388)        $   4,567
    Pipeline Transportation                                   2,022             1,695             4,008             3,397
    Corporate and other                                      (1,208)           (2,651)           (2,341)           (3,951)
                                                          ---------         ---------         ---------         ---------
    Consolidated                                          $  (6,696)        $  (1,765)        $    (721)        $   4,013
                                                          =========         =========         =========         =========

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


         REFINING SEGMENT OPERATING DATA (Unaudited)

                                                    Three Months Ended                  Six Months Ended
                                                        January 31,                        January 31,
                                                --------------------------         -------------------------
                                                  2000              1999             2000             1999
                                                --------          --------         --------         --------

Crude charge (BPD)(1)                             66,300            65,600           63,900           65,800
Refinery production (BPD)(2)                      72,700            70,000           70,100           70,600
Sales of produced refined products (BPD)          69,400            68,200           68,700           70,000
Sales of refined products (BPD) (3)               76,100            72,300           75,400           74,800

Refinery utilization (4)                            99.0%             97.9%            95.4%            98.2%

Average per barrel (5)
  Net sales                                     $  30.62          $  17.58         $  29.74         $  18.65
  Raw material costs                               27.18             12.56            25.19            13.62
                                                --------          --------         --------         --------
  Refinery margin                                   3.44              5.02             4.55             5.03
  Cash operating costs (6)                          3.77              3.59             3.90             3.42
                                                --------          --------         --------         --------
  Net cash operating margin                     $   (.33)         $   1.43         $    .65         $   1.61
                                                ========          ========         ========         ========

Sales of produced refined products
  Gasolines                                         60.2%             57.7%            58.4%            56.7%
  Diesel fuels                                      21.1              22.6             20.7             21.2
  Jet fuels                                         10.0              11.1              9.9             10.4
  Asphalt                                            5.4               4.6              7.4              7.7
  LPG and other                                      3.3               4.0              3.6              4.0
                                                --------          --------         --------         --------
    Total                                          100.0%            100.0%           100.0%           100.0%
                                                ========          ========         ========         ========

      ----------
(1)      Barrels per day of crude oil processed.

(2) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(3) Includes refined products purchased for resale representing 6,700, 4,100, 6,700 and 4,800 BPD respectively.

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

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SECOND QUARTER OF FISCAL 2000 COMPARED TO SECOND QUARTER OF FISCAL 1999

        For the three months ended January 31, 2000, the Company reported a net loss of $4.9 million ($.59 per share) as compared to a net loss of $1.8 million ($.22 per share) for the three months ended January 31, 1999. Both revenues and cost of products sold increased during the three month period due to the increased cost of purchased crude oil. The decrease in income during the quarter was primarily due to a decrease in refinery gross margins, an increase in refinery operating expenses and lower equity in earnings of joint ventures offset by a reduction in selling, general and administrative expenses and interest expense and charges in fiscal 1999 relating to the decrease in value of crude oil and refined product inventory. Refinery margins decreased 31.5% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 as average product prices increased by less than average crude costs during the period.

        Operating expenses increased during the fiscal quarter of 2000 due principally to increased fuel costs at the Artesia facility.

        Transportation revenues, net of related expenses, increased modestly due to the initiation of LPG deliveries on a new Company pipeline in June 1999. Selling, general and administrative expenses decreased due primarily to reduced legal costs. Equity in earnings of joint ventures decreased due to lower revenues and increased costs at the Rio Grande Pipeline Company associated with a pipeline accident in November 1999. The decrease in interest expense, net of interest income, reflects lower borrowings and higher levels of excess cash.

FIRST SIX MONTHS OF FISCAL 2000 COMPARED TO FIRST SIX MONTHS OF FISCAL 1999

        For the first six months of fiscal 2000, the Company reported a net loss of $1.7 million ($.20 per share) as compared to net income of $.8 million ($.10 per share) during the first six months of fiscal 1999. Both revenues and cost of products sold increased during the six month period due to the increased cost of purchased crude oil. The decrease in net income was due to lower refinery gross margins, higher depreciation expenses and lower equity in earnings of joint ventures offset by charges in fiscal 1999 relating to the decrease in the value of crude oil and refined inventory and lower interest expense. Refinery margins decreased 9.5% during the first six months of fiscal 2000 compared to the first six months of fiscal 1999 as average product prices increased by less than average crude costs during the period.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Depreciation expense increased due to the abandonment of right-of-way costs associated with pipeline expansion. Equity in earnings of joint ventures decreased due to lower revenues and increased costs at the Rio Grande Pipeline Company associated with a pipeline accident in November 1999. Transportation revenues, net of related expenses, increased modestly due to the initiation of LPG deliveries on a new Company pipeline in June 1999. The decrease in interest expense, net of interest income, reflects lower borrowings and higher levels of excess cash.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents increased during the six months ended January 31, 2000 by $2.7 million as cash flows generated from operations and borrowings under the Company's Revolving Credit Agreement exceeded cash flows required for investing activities, amortization payments on long term fixed rate debt and dividends paid. Working capital decreased during the six months ended January 31, 2000 by $10.8 million to $3.0 million due primarily to increased accounts payable associated with a sharp increase in crude acquisition costs. Additionally, the Company had $46 million of unused borrowing capacity available at January 31, 2000 under its $100 million Credit Agreement, which expires in October 2000. The Company is in discussions with its banks on a one-year extension of this agreement. While the Company expects negotiations to result in such an extension, there can be no assurance that such negotiations will be successful. The Company also believes that alternative debt financing could be arranged in such a circumstance.

          The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources to enable the Company to satisfy its liquidity needs, capital requirements and debt service obligations while continuing the payment of dividends if authorized by the Board of Directors.

        Net cash provided by operating activities amounted to $19.9 million for the first six months of fiscal 2000, as compared to $5.5 million for the same period of the prior year. This increase was primarily due to decreases in working capital related to increased crude acquisition payables, as the Company receives payment on its receivables more quickly than it pays for its acquisition of crude oil. This increase was partially offset by lower cash flows from operations, as refinery margins were lower during the first six months of fiscal 2000 than in the prior fiscal year. Such margins generally decline during periods of increased crude oil prices, as has occurred during the first six months of fiscal 2000.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Cash flows used for financing activities amounted to $7.1 million for the first six months of fiscal 2000 as compared to cash provided of $3.2 million for the first six months of fiscal 1999. During this period, the Company repaid $8.6 million of its fixed rate term debt and paid out $2.8 million of dividends. During the prior year, the Company paid similar amounts of dividends but was not obligated to make any principal payments. As of January 31, 2000, the Company had $4.3 million of outstanding bank borrowings, while the next principal payment on its Senior Notes of $5.2 million is due in June 2000.

        Cash flows used for investing activities were $10.1 million as compared to $8.5 million for the same period in the prior year. All amounts expended were on capital projects. The net negative cash flow for investing activities was reduced during the first six months of fiscal 2000 by a $0.8 million distribution to the Company from the Rio Grande Pipeline Company joint venture as compared to a $1.4 million distribution during the same period of fiscal 1999.

        The Company has adopted a capital budget of $23 million for fiscal 2000. The components of this budget are $9 million for various refinery improvements, $9 million for costs relating to a gasoil hydrotreater project, as described below, $4 million for various pipeline and transportation projects and $1 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to expend during fiscal 2000 a total of $8 million on items that were approved in previous capital budgets, primarily relating to pipeline and terminalling activities.

        In November 1997, the Company purchased a hydrotreater unit for $5 million from an inactive refinery. This purchase should give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. The hydrotreater will enhance higher value, light product yields and facilitate the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted for winter months in the Company's Phoenix market beginning in the latter part of 2000.

        Included in the fiscal 2000 capital budget are commitments of $9 million related to the hydrotreater, which include costs to relocate the unit to the Navajo Refinery, which occurred during the second quarter of fiscal 2000, to construct a sulfur recovery unit, which will be immediately utilized and work in conjunction with the hydrotreater when completed, and to purchase certain long-lead-time pieces of equipment. The Company, subject to obtaining necessary permitting in a timely manner, expects to complete the hydrotreater in the latter part of 2001. Remaining costs to complete the hydrotreater are estimated to be approximately $20 million, in addition to the current $9 million budgeted amount. Based on the current configuration of the Navajo Refinery, the Company believes it can supply current sales volumes which meet the new CARB standards into the Phoenix market prior to completion of the hydrotreater.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has also completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield in northwestern New Mexico. The Company has completed the construction of a diesel fuel terminal 40 miles east of Albuquerque in Moriarty and is considering various alternatives regarding its terminalling needs in Albuquerque. When the entire project is completed, these facilities will allow the Company to use the Leased Pipeline to transport petroleum products from the Navajo Refinery to Albuquerque and markets in northwest New Mexico. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty, New Mexico, near Albuquerque, began in the latter part of calendar year 1999.

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

        The Longhorn Pipeline is not currently operating because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. The March 1999 settlement agreement required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A draft Environmental Assessment (the "Draft EA") on the Longhorn Pipeline was released on October 22, 1999. The Draft EA proposes a preliminary Finding of No Significant Impact with respect to the Longhorn Pipeline provided that Longhorn Partners carries out a

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

proposed mitigation plan developed by Longhorn Partners which contains 34 elements. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The EPA and DOT have conducted a series of public meetings in Texas and have received public comments relating to the determination as to whether the proposed findings of the Draft EA should be made final, revised or reversed by the EPA and the DOT. The Company has provided financial support for the preparation of expert analyses of the Draft EA and for certain groups and individuals who have wished to express their concerns about the Longhorn Pipeline. A final determination by the EPA and DOT with respect to the matters considered in the Draft EA is currently expected to be issued in March or April 2000.

        In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as amended by Longhorn Partners in March and November 1999 and in March 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. After the March 2000 amendment, the specific actions of the Company complained of in the Longhorn Lawsuit are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into contracts with Fina Oil and Chemical Company and with ARCO Products Company, and alleged interference with the federal court settlement agreement that provided for an environmental assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. In February 2000, the Company filed a motion for summary judgment seeking a court ruling that would terminate this litigation. The Company plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit. For additional items on this matter, see Part II "Other Information," Item 1, "Legal Proceedings".

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

         The Company's profitability depends largely on the spread between market prices for refined products and crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. Such contracts are used solely to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products and do not increase the market risks to which the Company is exposed. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated. No such contracts were outstanding at January 31, 2000.

         At January 31, 2000, the Company had outstanding unsecured debt of $61.8 million and had $4.3 million of borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than three years and such debt represents less than 40% of the Company's total capitalization. As the interest rates on the Company's bank borrowings under its Credit Agreement are reset frequently based on either the bank's daily effective prime rate or the LIBOR rate, interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would also not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would also not materially impact the Company's financial condition, as the average maturity of the Company's long-term debt is less than three years and such debt represents less than 40% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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

YEAR 2000 ISSUE

        In prior years, the Company discussed the nature and progress of its plans to become year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The costs associated with remediating any year 2000 problems have not been material to date. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                HOLLY CORPORATION



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

        In August 1998, a lawsuit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners") in state district court in El Paso, Texas against the Company and two of its subsidiaries. The suit seeks damages against the Company alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. See Note D to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further description of this lawsuit. In February 2000, the Company filed a motion for summary judgment seeking a court ruling that would terminate this litigation.

        In a related proceeding, Longhorn Partners filed in January 2000 in the El Paso, Texas state district court an application for temporary injunction alleging that the Company has committed criminal barratry under Texas law and fraudulent acts and seeking to bar the Company from continuing to provide assistance to parties in pending proceedings against Longhorn Partners in state and federal courts in Texas and from providing funds for advertisements or public messages concerning the Longhorn Pipeline that do not identify the Company as the sponsor. In response to this application for temporary injunction, the Company in February 2000 filed a statement in opposition, special exceptions, a motion to strike Longhorn Partners' application for temporary injunction, and a memorandum of facts and authorities refuting Longhorn Partners' accusations of barratry.


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits: See Index to Exhibits on page 23.

        (b) Reports on Form 8-K: None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HOLLY CORPORATION
                                       ----------------------------------------
                                              (Registrant)



Date:   March 15, 2000                By   /s/ David F. Chavenson
       ----------------                 ---------------------------------------
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