Form 10-Q
period 2000-04-30
HOLLY CORP
filed 2000-06-14
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 2000
                               ------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                       ------

                                HOLLY CORPORATION
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                   75-1056913
---------------------------------                -------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                              75201-6927
----------------------------------------         -------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (214) 871-3555
                                                   -----------------

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

7,550,814 shares of Common Stock, par value $.01 per share, were outstanding on June 9, 2000.

                                HOLLY CORPORATION
                                      INDEX


                                                                        Page No.
PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements

      Consolidated Balance Sheet - (Unaudited)
         April 30, 2000 and July 31, 1999                                    3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 2000 and 1999          4

      Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended April 30, 2000 and 1999                           5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 2000 and 1999          6

      Notes to Consolidated Financial Statements (Unaudited)                 7

   Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         10

   Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                           19

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                20

   Item 6. Exhibits and Reports on Form 8-K                                 20






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

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in Thousands, Except Per Share Amounts)
                                    Unaudited

                                                                                         April 30,     July 31,
                                                                                            2000         1999
                                                                                         ---------    ----------
                                 ASSETS
Current assets
   Cash and cash equivalents                                                             $   4,619    $    4,194

   Accounts receivable:  Product                                                            53,453        47,832
                         Crude oil resales                                                  98,992        75,670
                                                                                         ---------    ----------
                                                                                           152,445       123,502

   Inventories:          Crude oil and refined products                                     57,064        47,364
                         Materials and supplies                                             10,462        10,553
                         Reserve for lower of cost or market                                (2,921)       (2,993)
                                                                                         ---------    ----------
                                                                                            64,605        54,924

   Prepayments and other                                                                    14,492        12,158
                                                                                         ---------    ----------
              Total current assets                                                         236,161       194,778

Properties, plants and equipment, at cost                                                  364,458       352,179
Less accumulated depreciation, depletion and amortization                                 (182,237)     (171,285)
                                                                                         ---------    ----------
                                                                                           182,221       180,894

Investments and advances to joint ventures                                                   2,913         4,035
Other assets                                                                                10,567        11,275
                                                                                         ---------    ----------

              Total assets                                                               $ 431,862    $  390,982
                                                                                         =========    ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                      $ 189,497    $  144,287
   Accrued liabilities                                                                      19,241        14,688
   Income taxes payable                                                                        615         8,206
   Current maturities of long-term debt                                                     13,738        13,746
                                                                                         ---------    ----------
              Total current liabilities                                                    223,091       180,927

Deferred income taxes                                                                       25,629        24,580
Long-term debt, less current maturities                                                     48,024        56,595
Long-term borrowings under credit agreement                                                 10,000             -
Commitments and contingencies
Stockholders' equity
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued                   -             -
   Common stock, $.01 par value - 20,000,000 shares authorized; 8,650,282 shares issued         87            87
   Additional capital                                                                        6,132         6,132
   Retained earnings                                                                       126,626       124,341
                                                                                         ---------    ----------
                                                                                           132,845       130,560
   Common stock held in treasury, at cost - 1,099,468 shares                                (7,793)         (569)
   Accumulated other comprehensive income - net unrealized gain (loss)
      on securities available for sale                                                          66        (1,111)
                                                                                         ---------    ----------
              Total stockholders' equity                                                   125,118       128,880
                                                                                         ---------    ----------
              Total liabilities and stockholders equity                                  $ 431,862    $  390,982
                                                                                         =========    ==========


See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                    Unaudited

                                                    Three Months Ended          Nine Months Ended
                                                         April 30,                 April 30,
                                                   ----------------------    ----------------------
                                                     2000          1999        2000          1999
                                                   ---------    ---------    ---------    ---------
Sales and other revenues                           $ 256,940    $ 143,375    $ 675,995    $ 407,054
Operating costs and expenses
  Cost of products sold                              208,386       97,927      558,908      288,775
  Recovery of inventory market writedowns               --         (5,762)        --           --
  Operating expenses                                  21,172       20,789       66,296       60,260
  Selling, general and administrative expenses         6,120        6,491       16,275       16,731
  Depreciation, depletion and amortization             6,608        7,045       19,981       19,670
  Exploration expenses, including dry holes              292          425          894        1,145
                                                   ---------    ---------    ---------    ---------
                                                     242,578      126,915      662,354      386,581
                                                   ---------    ---------    ---------    ---------
Income from operations                                14,362       16,460       13,641       20,473
Other
  Equity in earnings of joint ventures                   320          200          878        1,336
  Interest income                                        165           43          588          136
  Interest expense                                    (1,402)      (2,035)      (4,421)      (5,948)
                                                   ---------    ---------    ---------    ---------
                                                        (917)      (1,792)      (2,955)      (4,476)
                                                   ---------    ---------    ---------    ---------
Income before income taxes                            13,445       14,668       10,686       15,997
Income tax provision (benefit)
  Current                                              5,523        4,715        4,938        6,671
  Deferred                                              (249)       1,166         (746)        (272)
                                                   ---------    ---------    ---------    ---------
                                                       5,274        5,881        4,192        6,399
                                                   ---------    ---------    ---------    ---------

Net income                                         $   8,171    $   8,787    $   6,494    $   9,598
                                                   =========    =========    =========    =========
Income per common share (basic
  and diluted)                                     $    1.00    $    1.06    $     .79    $    1.16

Cash dividends paid per share                      $     .17    $     .16    $     .51    $     .48

Average number of shares of common stock
  outstanding (in thousands) (basic and diluted)       8,207        8,254        8,238        8,254

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                    Unaudited


                                                                    Nine Months Ended
                                                                        April 30,
                                                                  ---------------------
                                                                     2000        1999
                                                                  ----------  ---------
Cash flows from operating activities
      Net income                                                  $  6,494    $  9,598
      Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation, depletion and amortization                 19,981      19,670
           Deferred income taxes                                      (746)       (272)
           Equity in earnings of joint ventures                       (878)     (1,336)
           Dry hole costs and leasehold impairment                      50         256
           (Increase) decrease in operating assets
             Accounts receivable                                   (28,943)    (27,773)
             Inventories                                            (9,681)     (2,878)
             Income taxes receivable                                    --         653
             Prepayments and other                                    (906)     (1,650)
           Increase (decrease) in operating liabilities
             Accounts payable                                       45,210      17,329
             Accrued liabilities                                     4,553         914
             Income taxes payable                                   (7,591)      2,532
           Turnaround expenditures                                  (2,466)         --
           Other, net                                                 (424)     (2,179)
                                                                  --------    --------
           Net cash provided by operating activities                24,653      14,864
Cash flows from financing activities
      Increase in borrowings under credit agreement                 10,000       5,700
      Payment of long-term debt                                     (8,579)         (8)
      Debt issuance costs                                             (744)         --
      Purchase of treasury stock                                    (7,224)         --
      Cash dividends                                                (4,209)     (3,962)
                                                                  --------    --------
           Net cash provided by (used for) financing activities    (10,756)      1,730
Cash flows from investing activities
      Additions to properties, plants and equipment                (15,472)    (17,913)
      Distributions from joint venture                               2,000       2,175
                                                                  --------    --------
           Net cash used for investing activities                  (13,472)    (15,738)
                                                                  --------    --------
Cash and cash equivalents
      Increase for the period                                          425         856
      Beginning of year                                              4,194       2,602
                                                                  --------    --------
      End of period                                               $  4,619    $  3,458
                                                                  ========    ========

Supplemental disclosure of cash flow information
   Cash paid during period for
      Interest                                                    $  3,536    $  4,336
      Income taxes                                                $ 12,458    $  3,408

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                    Unaudited

                                                   Three Months Ended   Nine Months Ended
                                                         April 30,          April 30,
                                                   ------------------  ------------------
                                                     2000      1999      2000       1999
                                                   --------  --------  --------   -------
Net income                                         $ 8,171   $ 8,787   $ 6,494    $ 9,598

Other comprehensive income
  Unrealized gain (loss) on securities available
    for sale                                           644       374     1,956       (375)
  Income tax provision (benefit)                       253       149       779       (150)
                                                   -------   -------   -------    -------
                                                       391       225     1,177       (225)
                                                   -------   -------   -------    -------

Total comprehensive income                         $ 8,562   $ 9,012   $ 7,671    $ 9,373
                                                   =======   =======   =======    =======

See accompanying notes.

                                HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

     In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 2000, the consolidated results of operations and comprehensive income for the three months and nine months ended April 30, 2000 and 1999, and consolidated cash flows for the nine months ended April 30, 2000 and 1999.

     Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

     References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 2000 are not necessarily indicative of the results to be expected for the full year.

Note B - Debt

     In April 2000, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement until October 10, 2001. Under the extension agreement, the Company will have access to $80 million of commitments for both revolving credit loans and letters of credit. Up to $40 million of this facility may be used for revolving credit loans.

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

                                HOLLY CORPORATION


reportable segments are included in Corporate and other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas exploration and production program and a small equity investment in retail gasoline stations and convenience stores.

     The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's 10-K for the year ended July 31, 1999. The Company's reportable segments are strategic business units that offer different products and services.

                                                                           Total for
                                                             Pipeline      Reportable    Corporate   Consolidated
                                               Refining   Transportation   Segments      & Other        Total
                                               --------   --------------   ----------   -----------  ------------
                                                                        ($ in thousands)
Three Months Ended April 30, 2000
  Sales and other operating revenues........   $ 252,212    $   3,807     $ 256,019     $       921  $ 256,940
  EBITDA(1).................................   $  20,395    $   2,704     $  23,099     $   (1,809)  $  21,290
  Income (loss) from operations.............   $  14,432    $   2,075     $  16,507     $   (2,145)  $  14,362
  Income (loss) before income taxes.........   $  14,025    $   2,416     $  16,441     $   (2,996)  $  13,445


Three Months Ended April 30, 1999
  Sales and other operating revenues........   $ 139,637    $   2,868     $ 142,505     $      870   $ 143,375
  EBITDA(1).................................   $  22,716    $   2,266     $  24,982     $   (1,277)  $  23,705
  Income (loss) from operations.............   $  16,869    $   1,520     $  18,389     $   (1,929)  $  16,460
  Income (loss) before income taxes.........   $  16,784    $   2,007     $  18,791     $   (4,123)  $  14,668



Nine Months Ended April 30, 2000
  Sales and other operating revenues........   $ 661,747    $   11,141    $ 672,888     $     3,107  $ 675,995
  EBITDA(1).................................   $  29,846    $    7,947    $  37,793     $    (3,293) $  34,500
  Income (loss) from operations.............   $  12,044    $    6,083    $  18,127     $    (4,486) $  13,641
  Income (loss) before income taxes.........   $  11,497    $    7,077    $  18,574     $    (7,888) $  10,686


Nine Months Ended April 30, 1999
  Sales and other operating revenues........   $ 395,491    $    8,887    $ 404,378     $     2,676  $ 407,054
  EBITDA(1).................................   $  37,759    $    7,336    $  45,095     $    (3,616) $  41,479
  Income (loss) from operations.............   $  21,436    $    4,917    $  26,353     $    (5,880) $  20,473
  Income (loss) before income taxes.........   $  21,189    $    6,574    $  27,763     $   (11,766) $  15,997


(1)  Earnings Before Interest, Taxes, Depreciation and Amortization

                                HOLLY CORPORATION


Note D - Contingencies

     In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. as well as Chisholm Holdings as limited partners. The suit, as amended by Longhorn Partners in March and November 1999 and in March 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into contracts with Fina Oil and Chemical Company and with ARCO Products Company, and alleged interference with the federal court settlement agreement that provided for an environmental assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. In February 2000, the Company filed a motion for summary judgment seeking a court ruling that would terminate this litigation. In response to a request by Longhorn Partners, the court ruled that the date for a hearing on this motion should be postponed until after September 1, 2000. In May 2000, the Company filed a motion to transfer the venue for trial of the case from the El Paso court to another Texas court. The Company plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

                                HOLLY CORPORATION


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management" and "Year 2000 Issue") under this Item 2 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of capital investments and marketing strategies by the Company, and the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Quarterly Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 and in conjunction with the discussion below under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

                                HOLLY CORPORATION


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations (Continued)


RESULTS OF OPERATIONS

FINANCIAL DATA (Unaudited)

                                                     Three Months Ended        Nine Months Ended
(in thousands, except per share data)(1)                 April 30,                April 30,
                                                   ----------------------    ----------------------
                                                      2000        1999         2000          1999
                                                   ---------    ---------    --=------    ---------
Sales and other revenues                           $ 256,940    $ 143,375    $ 675,995    $ 407,054

Costs and expenses
    Cost of products sold                            208,386       97,927      558,908      288,775
    Recovery of inventory market writedowns               --       (5,762)          --           --
    Operating expenses                                21,172       20,789       66,296       60,260
    Selling, general and administrative expenses       6,120        6,491       16,275       16,731
    Depreciation, depletion and amortization           6,608        7,045       19,981       19,670
    Exploration expenses, including dry holes            292          425          894        1,145
                                                   ---------    ---------    ---------    ---------
                                                     242,578      126,915      662,354      386,581
                                                   ---------    ---------    ---------    ---------
Income from operations                                14,362       16,460       13,641       20,473
  Other
    Equity in earnings of joint ventures                 320          200          878        1,336
    Interest expense, net                             (1,237)      (1,992)      (3,833)      (5,812)
                                                   ---------    ---------    ---------    ---------
                                                        (917)      (1,792)      (2,955)      (4,476)
                                                   ---------    ---------    ---------    ---------
  Income before income taxes                          13,445       14,668       10,686       15,997
  Income tax provision                                 5,274        5,881        4,192        6,399
                                                   ---------    ---------    ---------    ---------
  Net income                                       $   8,171    $   8,787    $   6,494    $   9,598
                                                   =========    =========    =========    =========

Income per common share (basic and diluted)        $    1.00    $    1.06    $     .79    $    1.16

Sales and other revenues(2)
    Refining                                       $ 252,212    $ 139,637    $ 661,747    $ 395,491
    Pipeline Transportation                            3,807        2,868       11,141        8,887
    Corporate and other                                  921          870        3,107        2,676
                                                   ---------    ---------    ---------    ---------
    Consolidated                                   $ 256,940    $ 143,375    $ 675,995    $ 407,054
                                                   =========    =========    =========    =========

  Income (loss) from operations(2)
    Refining                                       $  14,432    $  16,869    $  12,044    $  21,436
    Pipeline Transportation                            2,075        1,520        6,083        4,917
    Corporate and other                               (2,145)      (1,929)      (4,486)      (5,880)
                                                   ---------    ---------    ---------    ---------
    Consolidated                                   $  14,362    $  16,460    $  13,641    $  20,473
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


REFINING SEGMENT OPERATING DATA (Unaudited)

                                                       Three Months Ended                  Nine Months Ended
                                                            April 30,                           April 30,
                                                      --------------------                 -------------------
                                                        2000        1999                      2000       1999
                                                      --------    --------                 -------      ------
Crude charge (BPD)(1)                                  66,500      66,000                   64,700      65,900
Refinery production (BPD)(2)                           70,300      69,200                   70,200      70,100
Sales of produced refined products (BPD)               68,800      67,900                   68,700      69,300
Sales of refined products (BPD)(3)                     76,700      72,800                   75,800      74,100

Refinery utilization (4)                                99.2%       98.6%                    96.6%       98.3%

Average per barrel (5)
   Net sales                                           $36.76      $21.78                   $32.05      $19.65
   Raw material costs                                   29.83       15.00                    26.71       14.06
                                                       ------      ------                  -------     -------
   Refinery margin                                       6.93        6.78                     5.34        5.59
   Cash operating costs (6)                              3.76        4.08                     3.85        3.63
                                                     -------      -------                 --------    --------
Net cash operating margin                             $  3.17      $ 2.70                 $   1.49    $   1.96
                                                      =======      ======                 ========    ========

Sales of produced refined products
   Gasolines                                            58.4%       59.2%                    58.4%       57.5%
   Diesel fuels                                         22.5        21.2                     21.3        21.2
   Jet fuels                                            11.3        10.9                     10.3        10.6
   Asphalt                                               4.1         4.7                      6.4         6.7
   LPG and other                                         3.7         4.0                      3.6         4.0
                                                     -------      ------                   ------      ------
      Total                                            100.0%      100.0%                   100.0%      100.0%
                                                     =======      ======                   ======      ======

      ----------
(1)      Barrels per day of crude oil processed.
(2) Barrels per day of refined products produced from crude oil and other feed and blending stocks.
(3) Includes refined products purchased for resale representing 7,900, 4,900, 7,100 and 4,800 BPD respectively.
(4)      Crude charge divided by total crude capacity of 67,000 BPD.
(5) Represents average per barrel amounts for produced refined products sold.
(6) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses that are part of refinery operations.

                                HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

THIRD QUARTER OF FISCAL 2000 COMPARED TO THIRD QUARTER OF FISCAL 1999

     For the three months ended April 30, 2000 (the fiscal 2000 third quarter), the Company reported net income of $8.2 million ($1.00 per share) as compared to net income of $8.8 million ($1.06 per share) for the third quarter of fiscal 1999. The results for the 1999 third quarter reflected a $3.5 million ($.42 per share) credit for reversal of prior charges to earnings for reductions in market values of inventories in the first two quarters of fiscal 1999. Without this credit in the fiscal 1999 third quarter, net income for that quarter would have been $5.3 million ($.64 per share). Comparing the third quarter of 2000 to the third quarter of 1999, both revenues and cost of products sold were higher in the third quarter of 2000 due principally to the increased cost of purchased crude oil; refining income was favorably affected by slightly higher production volume and refinery gross margins. Results for the third quarter of 2000 compared to the comparable quarter of 1999 were also favorably affected by higher income from the pipeline transportation segment and lower selling, general and administrative expenses, depreciation, depletion and amortization, and net interest expense.

FIRST NINE MONTHS OF FISCAL 2000 COMPARED TO FIRST NINE MONTHS OF FISCAL 1999

     For the first nine months of fiscal 2000, net income was $6.5 million ($.79 per share) as compared to net income of $9.6 million ($1.16 per share) for the first nine months of fiscal 1999. Because of generally higher crude oil prices in fiscal 2000, both revenues and cost of products sold were higher for the first three quarters of fiscal 2000 than for the first three quarters of fiscal 1999. The lower level of net income for the first three quarters of fiscal 2000 as compared to the same period in fiscal 1999 was due to lower refinery gross margins and increases in operating expenses for fiscal 2000 attributable principally to increased fuel costs. Interest expense, net of interest income, was lower for the first nine months of fiscal 2000 because of reduced borrowings and increased short-term investments of excess cash in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased slightly during the nine months ended April 30, 2000 by $.4 million as cash flows generated from operations and borrowings under the Company's Revolving Credit Agreement slightly exceeded cash flows required for investing activities, payments on long term fixed rate debt, dividends paid and treasury stock purchased. Working capital decreased during the nine months ended April 30, 2000 by $.8 million to $13.1 million. In April 2000, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement until October 10, 2001. Under the extension agreement, the Company will have access to $80 million of commitments for

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

both revolving credit loans and letters of credit. Up to $40 million of this facility may be used for revolving credit loans. At April 30, 2000, the Company had $10.0 million of outstanding borrowings and outstanding letters of credit totaling $36.9 million. The unused commitment under the Revolving Credit Agreement at April 30, 2000 was $33.1 million, of which up to $30.0 million may be used for additional direct borrowings.

     The Company believes that these sources of funds, together with future cash flows from operations, should provide sufficient resources to enable the Company to satisfy its liquidity needs, capital requirements and debt service obligations while continuing the payment of dividends when authorized by the Board of Directors.

     Net cash provided by operating activities amounted to $24.7 million for the first nine months of fiscal 2000, as compared to $14.9 million for the same period of the prior year. The increase was primarily due to increased crude acquisition payables, as the Company receives payment on its receivables more quickly than it pays for its acquisitions of crude oil. This increase was partially reduced by lower cash flows from operations, as refinery margins were lower during the first nine months of fiscal 2000 than in the prior fiscal year, increases in crude oil and refined products inventory and payments made for income taxes.

     Cash flows used for financing activities amounted to $10.8 million for the first nine months of fiscal 2000 as compared to $1.7 million that was provided during the first nine months of fiscal 1999. The Company repaid $8.6 million of its fixed rate term debt during the nine months ended April 30, 2000, while the next principal payment of $5.2 million is due in June 2000. The Company made net borrowings under its Revolving Credit Agreement of $10.0 during the first nine months of fiscal 2000, as compared to $5.7 million for the comparable period of the prior year. On April 18, 2000, the Company repurchased 702,700 shares, 8.5% of its outstanding common stock, for $7,224,000, or approximately $10.28 per share. The repurchase, which was made from an institutional shareholder, was funded from existing working capital.

     Cash flows used for investing activities were $13.5 million for the current year as compared to $15.7 million for the same period of the 1999 fiscal year. All amounts expended were on capital projects. The Company's net negative cash flow for investing activities was reduced by distributions to the Company from the Rio Grande Pipeline Company joint venture of $2.0 million for the first three quarters of fiscal 2000 and $2.2 million for the comparable period of the prior year.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company has approved a capital budget of $23 million for fiscal 2000. The components of this budget are $9 million for various refinery improvements, $9 million for costs relating to a gasoil hydrotreater project, as described below, $4 million for various pipeline and transportation projects and $1 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to expend during fiscal 2000 a total of $8 million on items that were approved in previous capital budgets, primarily relating to pipeline and terminalling activities.

     In November 1997, the Company purchased a hydrotreater unit for $5 million from an inactive refinery. This purchase should give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. The hydrotreater will enhance higher value, light product yields and expand the Company's current ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted for winter months in the Company's Phoenix market beginning in the latter part of 2000 and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements that will begin in 2004.

     Included in the fiscal 2000 capital budget are items totalling $9 million related to the hydrotreater, which include costs to relocate the purchased unit to the Navajo Refinery in the second quarter of fiscal 2000, to construct a sulfur recovery unit, which will be immediately utilized and work in conjunction with the hydrotreater when it is completed, and to purchase certain long-lead-time pieces of equipment. The Company, subject to obtaining necessary permitting in a timely manner, expects to complete the hydrotreater during fiscal 2002. Remaining costs to complete the hydrotreater are estimated to be approximately $20 million, in addition to the current $9 million budgeted amount. Based on the current configuration of the Navajo Refinery, the Company produces sufficient quantities which meet the new CARB standards to meet its current sales volume into the Phoenix market prior to completion of the hydrotreater.

     The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has also completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield in northwestern New Mexico. The Company has completed the construction of a diesel fuel terminal 40 miles east of Albuquerque in Moriarty. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty, New Mexico, near Albuquerque, began in the latter part of calendar year 1999. The Company, in addition, is considering different alternatives to expand its delivery capabilities in the Albuquerque-area. When this project is completed, such proposed facilities will allow the Company to expand the use of the Leased Pipeline to transport additional volume of petroleum products from the Navajo Refinery to the Albuquerque and Northern New Mexico markets.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In March 2000, the Company's subsidiary, Navajo Refining Company, entered into a non-binding letter of intent with Koch Materials Company, a subsidiary of Koch Industries, Inc., to establish a joint venture to manufacture and market asphalt products from various terminals in Arizona and New Mexico.

     In May 2000, the Company announced a cost reduction and production efficiency program that is expected to yield annual pre-tax improvement of more than $20 million. The program is anticipated to be implemented over the next two years. The cost reduction and production efficiency program will include productivity enhancements and a reduction in workforce. As part of the implementation of these reductions, Holly has offered a voluntary early retirement program to eligible employees. It is estimated that capital expenditures of approximately $9 million will be required to effectuate some of the production improvements. The cost of the voluntary early retirement program, which will be determined after the level of employee participation in the program is known, is expected to be reflected in Holly's reported earnings for the quarter ended July 31, 2000.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

     The Longhorn Pipeline is a potential source of additional supplies of refined products to El Paso and markets served from El Paso that are also served by the Company's Navajo Refinery. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P., a Delaware limited partnership that includes affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners ("Longhorn Partners"), has proposed to use the pipeline initially to transport approximately 72,000 barrels per day ("BPD") of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and densely populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Longhorn Pipeline is not currently operating because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. The March 1999 settlement agreement required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A draft Environmental Assessment (the "Draft EA") on the Longhorn Pipeline was released on October 22, 1999. The Draft EA proposes a preliminary Finding of No Significant Impact with respect to the Longhorn Pipeline provided that Longhorn Partners carries out a proposed mitigation plan developed by Longhorn Partners which contains 34 elements. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The EPA and DOT have conducted a series of public meetings in Texas and have received public comments relating to the determination as to whether the proposed findings of the Draft EA should be made final, revised or reversed by the EPA and the DOT. The Company has provided financial support for the preparation of expert analyses of the Draft EA and for certain groups and individuals who have wished to express their concerns about the Longhorn Pipeline. A final determination by the EPA and DOT with respect to the matters considered in the Draft EA has not yet been issued and it is not possible for the Company to predict when such a determination will be made.

     In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as amended by Longhorn Partners in March and November 1999 and in March 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into contracts with Fina Oil and Chemical Company and with ARCO Products Company, and alleged interference with the federal court settlement agreement that provided for an environmental assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. In February 2000, the Company filed a motion for summary judgment seeking a court ruling that would terminate this litigation. In response to a request by Longhorn Partners, the court ruled that the date for a hearing on this motion should be postponed until after

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

September 1, 2000. In May 2000, the Company filed a motion to transfer the venue for trial of the case from the El Paso court to another Texas court. The Company plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit. For additional information on the Longhorn Suit, see Part II "Other Information," Item 1, "Legal Proceedings".

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

     The Company's profitability depends largely on the spread between market prices for refined products and crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. Such contracts are used solely to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products and do not increase the market risks to which the Company is exposed. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated. No such contracts were outstanding at April 30, 2000.

     At April 30, 2000, the Company had outstanding unsecured debt of $61.8 million and had $10.0 million of borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than three years and such debt represents less than 40% of the Company's total capitalization. As the interest rates on the Company's bank borrowings under its Credit Agreement are reset frequently based on either the bank's daily effective prime rate or the LIBOR rate, interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would also not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed, and the Company's borrowings under the Credit

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                HOLLY CORPORATION


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In August 1998, a lawsuit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners") in state district court in El Paso, Texas against the Company and two of its subsidiaries. The suit seeks damages against the Company alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. See Note D to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further description of this lawsuit. In February 2000, the Company filed a motion for summary judgment seeking a court ruling that would terminate this litigation. In response to a request by Longhorn Partners, the court ruled that the date for a hearing on this motion should be postponed until after September 1, 2000. Longhorn Partners withdrew in late March 2000 an application for temporary injunction that Longhorn Partners had filed in January 2000 in the El Paso, Texas state district court seeking to bar the Company from continuing to provide assistance to parties in pending proceedings against Longhorn Partners in state and federal courts in Texas and from providing funds for advertisements or public messages concerning the Longhorn Pipeline that do not identify the Company as the sponsor. In May 2000, the Company filed a motion to transfer the venue for trial of the case from the El Paso court to another Texas court. See
Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarters ended October 31, 1999 and January 31, 2000 for prior reports in the current fiscal year on the Longhorn Partners litigation.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits:  See Index to Exhibits on page 22.
        (b)    Reports on Form 8-K:  None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HOLLY CORPORATION
                                    -----------------------
                                    (Registrant)



Date:   June 14, 2000               By  /s/ Kathryn H. Walker
       ---------------                --------------------------------
                                            Kathryn H. Walker
                                      Vice President, Accounting
                                      (Principal Accounting Officer)



                                    By   /s/ Scott C. Surplus
                                      --------------------------------
                                             Scott C. Surplus
                                      Vice President, Treasury and Tax

                                HOLLY CORPORATION
                                INDEX TO EXHIBITS


                   (Exhibits are numbered to correspond to the
                  exhibit table in Item 601 of Regulation S-K)




         Exhibit
         Number       Description
         ------       -----------
           4           - Amended and Restated Credit and Reimbursement
                          Agreement, dated as of April 14, 2000

          27           - Financial Data Schedule