Form 10-K405
period 2000-07-31
HOLLY CORP
filed 2000-10-26
CIK 48039

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934:

                     FOR THE FISCAL YEAR ENDED JULY 31, 2000

                          COMMISSION FILE NUMBER 1-3876

                                HOLLY CORPORATION
              INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE

                  I.R.S. EMPLOYER IDENTIFICATION NO. 75-1056913

                         100 CRESCENT COURT, SUITE 1600
                            DALLAS, TEXAS 75201-6927
                        TELEPHONE NUMBER: (214) 871-3555

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
    Common Stock, $0.01 par value registered on the American Stock Exchange.

               SECURITIES REGISTERED PURSUANT TO 12(g) OF THE ACT:
                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On October 20, 2000, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $53,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

7,550,814 shares of Common Stock, par value $.01 per share, were outstanding on October 20, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of stockholders in December 2000, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after July 31, 2000, are incorporated by reference in Part III.

================================================================================

                               TABLE OF CONTENTS

  ITEM                                                                        PAGE
  ----                                                                        ----
                                  PART I
 1 & 2.   Business and properties........................................       3
   3.     Legal proceedings..............................................      15
   4.     Submission of matters to a vote of security stockholders.......      16

                                  PART II
   5.     Market for the Registrant's common equity and related
             stockholder matters.........................................      17
   6.     Selected financial data........................................      18
   7.     Management's discussion and analysis of financial condition
             and results of operations...................................      19
   7a.    Quantitative and qualitative disclosures about market risk.....      29
   8.     Financial statements and supplementary data....................      29
   9.     Changes in and disagreements with accountants on accounting
             and financial disclosure....................................      52

                                 PART III
   10.    Directors and executive officers of the Registrant.............      52
   11.    Executive compensation.........................................      52
   12.    Security ownership of certain beneficial owners
             and management..............................................      52
   13.    Certain relationships and related transactions.................      52

                                  PART IV
   14.    Exhibits, financial statement schedules and reports on
            Form 8-K.....................................................      53

Signatures...............................................................      54
Index to exhibits........................................................      56

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 19.

                                     PART I


ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Holly Corporation, including its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is principally an independent petroleum refiner, which produces high value light products such as gasoline, diesel fuel and jet fuel. The Company was incorporated in Delaware in 1947 and maintains its principal corporate offices at 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6927. The telephone number of the Company is 214-871-3555, and its internet website address is www.hollycorp.com. The information contained on the website does not constitute part of this Annual Report on Form 10-K. The Company also maintains executive offices in Artesia, New Mexico.


Navajo Refining Company ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD"), can process a variety of high sulfur (sour) crude oils and serves markets in the southwestern United States and northern Mexico. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a variety of high sulfur crude oils and which primarily serves markets in Montana. In conjunction with the refining operations, the Company operates approximately 1,700 miles of pipelines as part of its supply and distribution network for the Company's refineries.

In recent years, the Company has made an effort to develop and expand a pipeline transportation business generating revenues from unaffiliated parties. The pipeline transportation business segment operations include approximately 1,300 miles of pipelines, of which approximately 800 miles are also used as part of the supply and distribution network of the Navajo Refinery. Additionally, the Company owns a 25% interest in Rio Grande Pipeline Company, which provides transportation of liquid petroleum gases ("LPG") to northern Mexico, and a 50% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. In addition to its refining and pipeline transportation operations, the Company also conducts a small-scale oil and gas exploration and production program and has a small investment in a joint venture conducting retail gasoline station and convenience store business in Montana.

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

The following table sets forth certain information about the combined refinery operations of the Company during the last three fiscal years:


                                                                                 YEARS ENDED JULY 31,
                                                                      ------------------------------------------
                                                                         2000            1999            1998
                                                                      ----------      ----------      ----------
Crude charge (BPD)(1) ...........................................         65,300          66,200          59,400(2)
Refinery production (BPD)(3) ....................................         70,800          70,700          61,800(2)
Sales of produced refined products (BPD) ........................         70,400          70,400          63,100(2)
Sales of refined products (BPD)(4) ..............................         77,600          75,400          67,700(2)

Refinery utilization(5) .........................................           97.5%           98.8%           88.7%(2)

Average per barrel(6)
  Net sales .....................................................     $    33.52      $    21.29      $    23.48
  Raw material costs ............................................          27.89           15.38           17.39
                                                                      ----------      ----------      ----------
  Refinery margin ...............................................           5.63            5.91            6.09
  Cash operating costs(7) .......................................           3.72            3.49            3.68
                                                                      ----------      ----------      ----------
  Net cash operating margin .....................................     $     1.91      $     2.42      $     2.41
                                                                      ==========      ==========      ==========

Sales of produced refined products (BPD)
  Gasolines .....................................................           57.1%           57.0%           55.5%
  Diesel fuels ..................................................           21.8            21.2            21.6
  Jet fuels .....................................................           10.3            10.4            10.5
  Asphalt .......................................................            7.3             7.6             8.2
  LPG and other .................................................            3.5             3.8             4.2
                                                                      ----------      ----------      ----------
                                                                           100.0%          100.0%          100.0%
                                                                      ==========      ==========      ==========

(1)  Barrels per day of crude oil processed.

(2) Crude charge, refinery production, sales of produced refined products and utilization rates were reduced as a result of a scheduled turnaround for major maintenance at the Navajo Refinery.

(3) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(4) Includes refined products purchased for resale representing 7,200 BPD, 5,000 BPD and 4,600 BPD respectively.

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

For the last three fiscal years, sour crude oils have represented approximately 85% of the crude oils processed by the Navajo Refinery. The Navajo Refinery's processing capabilities enable management to vary its crude supply mix to take advantage of changes in raw material prices and to respond to fluctuations in the availability of crude oil supplies. The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products. For fiscal 2000, gasoline, diesel fuel and jet fuel (excluding volumes purchased for resale) represented 58.4%, 22.0%, and 10.6%, respectively, of Navajo's sales volume.

The following table sets forth certain information about the operations of the Navajo Refinery during the last three fiscal years:


                                                             YEARS ENDED JULY 31,
                                                  ------------------------------------------
                                                     2000            1999            1998
                                                  ----------      ----------      ----------
Crude charge (BPD)(1) .......................         59,400          59,700          53,100(2)
Refinery production (BPD)(3) ................         64,600          63,800          55,300(2)
Sales of produced refined products (BPD) ....         64,400          63,700          56,400(2)
Sales of refined products (BPD)(4) ..........         71,000          68,300          60,900(2)

Refinery utilization(5) .....................           99.0%           99.4%           88.5%(2)

Average per barrel(6)
  Net sales .................................     $    33.62      $    21.09      $    23.35
  Raw material costs ........................          28.13           15.46           17.59
                                                  ----------      ----------      ----------
  Refinery margin ...........................     $     5.49      $     5.63      $     5.76
                                                  ==========      ==========      ==========

(1)  Barrels per day of crude oil processed.

(2) Crude charge, refinery production, sales of produced refined products and utilization rates were reduced as a result of a scheduled turnaround for major maintenance.

(3) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(4) Includes refined products purchased for resale representing 6,700 BPD, 4,600 BPD, and 4,500 BPD respectively.

(5)  Crude charge divided by total crude capacity of 60,000 BPD.

(6)  Represents average per barrel amounts for produced refined products sold.


Navajo's Artesia facility is located on a 300-acre site and has fully integrated crude, fluid catalytic cracking ("FCC"), vacuum distillation, alkylation, hydrodesulfurization, isomerization and reforming units, and approximately 1.5 million barrels of feedstock and product tank storage, as well as other supporting units and office buildings at the site. The Artesia facilities are operated in conjunction with integrated refining facilities located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at Lovington consists of a crude unit and an associated vacuum unit. The Lovington facility processes crude oil into intermediate products, which are transported to Artesia by means of two Company-owned pipelines, and which are then upgraded into finished products at the Artesia facility.

The Company has approximately 500 miles of crude gathering pipelines transporting crude oil to the Artesia and Lovington facilities from various points in southeastern New Mexico. In addition, during the fourth quarter of fiscal 1998, the Company acquired from Fina Oil and Chemical Company a crude oil gathering system in West Texas. This system includes approximately 500 miles of pipelines and over 350,000 barrels of tankage and is being used to provide crude oil transportation services to third parties as well as to transport West Texas crude oil that may be exchanged for crude oil used in the Navajo Refinery.

The Company distributes refined products from the Navajo Refinery to its principal markets primarily through two Company-owned pipelines which extend from Artesia to El Paso. In addition, the Company began in late 1999 use of a leased pipeline to transport petroleum products to markets in northwest New Mexico and to transport diesel fuels to Moriarty, New Mexico, near Albuquerque. The Company has product storage at terminals in El Paso, Texas, Tucson, Arizona, and Albuquerque, Artesia, Moriarty and Bloomfield, New Mexico.

Prior to July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, owned and operated an asphalt terminal, blending and modification facility near Phoenix. Navajo Western marketed asphalt produced at the Navajo Refinery and asphalt produced by third parties. In July 2000, Navajo Western and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt manufacturing and marketing assets to NK Asphalt Partners. Each company owns a 50% interest in the joint venture. All asphalt produced at the Navajo Refinery will be sold to the joint venture under a supply agreement.

MARKETS AND COMPETITION

The Navajo Refinery primarily serves the growing southwestern United States market, including El Paso, Albuquerque, Bloomfield, Phoenix and Tucson, and the northern Mexico market. The Company's products are shipped by pipeline from El Paso to Albuquerque and from El Paso to Mexico via products pipeline systems owned by Chevron Pipeline Company and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan's Santa Fe Pacific Pipeline. In addition, the Company began in late 1999 transportation of petroleum products to markets in Northwest New Mexico and diesel fuels to Moriarty, New Mexico, near Albuquerque via a pipeline from Chavez County to San Juan County, New Mexico leased by the Company from Mid-America Pipeline Company.

The petroleum refining business is highly competitive. Among the Company's competitors are some of the world's largest integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems. The Company competes with independent refiners as well. Competition in particular geographic areas is affected primarily by the amounts of refined products produced by refineries located in such areas and by the availability of refined products and the cost of transportation to such areas from refineries located outside those areas.

THE EL PASO MARKET

Most of the light products of the Company's Navajo Refinery (i.e. products other than asphalt, LPGs and carbon black oil) are currently shipped to El Paso on pipelines owned and operated by the Company. Of the products shipped to El Paso, most are subsequently shipped (either by the Company or by purchasers of the products from the Company) via common carrier pipeline (and to a minor degree by common carrier trucks) to Tucson and Phoenix, Arizona, Albuquerque, New Mexico and markets in northern Mexico; the remaining products shipped to El Paso are sold to wholesale customers primarily for ultimate retail sale in the El Paso area. The Company expanded its capacity to supply El Paso in 1996 when the Company replaced an 8-inch pipeline from Orla to El Paso, Texas with a new 12-inch line, a portion of which has been leased to Alon USA LP ("Alon"), formerly Fina, Inc., to transport refined products from the Alon refinery in Big Spring, Texas to El Paso.

The El Paso market for refined products is currently supplied by a number of refiners located either in El Paso or within a radius of several hundred miles. The Company accounts for approximately 15% of the refined products consumed in the El Paso market. Since 1995, the volume of refined products transported by various suppliers via pipeline to El Paso has substantially expanded, in part as a result of the Company's new 12-inch pipeline described above and primarily as a result of the completion in November 1995 of the Ultramar Diamond Shamrock Corporation ("UDS") 10-inch pipeline running 408 miles from the UDS refinery near Dumas, Texas to El Paso. The capacity of this pipeline (in which Phillips Petroleum Company now has a 1/3 interest) is currently 60,000 BPD after an expansion completed in 1999. UDS recently announced it is studying a potential expansion of this pipeline to 80,000 BPD.

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

In 1998, a Texaco, Inc. subsidiary completed a 16-inch refined products pipeline running from the Gulf Coast to Midland, Texas along a northern route (through Corsicana, Texas). This pipeline, now owned by Equilon Enterprises LLC ("Equilon"), is linked to a 6-inch pipeline, also owned by Equilon, that is currently being used to transport to El Paso approximately 18,000 BPD of refined products that are produced on the Texas Gulf Coast (this volume replaces a similar volume produced in the Shell Oil Company refinery in Odessa, Texas, which was shut down in 1998). The Equilon line from the Gulf Coast to Midland has the potential to be linked to existing or new pipelines running from the Midland, Texas area to El Paso with the result that substantial additional volumes of refined products could be transported from the Gulf Coast to El Paso.

THE PROPOSED LONGHORN PIPELINE

An additional potential source of pipeline transportation from Gulf Coast refineries to El Paso is the proposed Longhorn Pipeline. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership that includes affiliates of Exxon Pipeline Company, Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and heavily populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area.

The Longhorn Pipeline is not currently operating because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. Additionally, the Longhorn Pipeline is not operating because it lacks valid easements from the Texas General Land Office for crossing certain stream and river beds and state-owned lands; the Texas Land Commissioner has indicated that these easements will not be granted until he is satisfied that the pipeline meets safety and other standards.

The March 1999 settlement agreement in the federal lawsuit that resulted in the injunction against operation of the Longhorn Pipeline requires the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retains jurisdiction. A draft Environmental Assessment (the "Draft EA") on the Longhorn Pipeline was released in October 1999. The Draft EA proposes a preliminary Finding of No Significant Impact with respect to the Longhorn Pipeline provided that Longhorn Partners carries out a proposed mitigation plan developed by Longhorn Partners which contains 34 elements. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. In the last months of 1999 and January 2000, the EPA and DOT conducted a series of public meetings in Texas and received public comments relating to the determination as to whether the proposed findings of the Draft EA should be made final, revised or reversed by the EPA and the DOT. In early September 2000, the Council on Environmental Quality, a White House coordinating agency on environmental matters, issued a recommendation that, subject to the satisfaction of certain further requirements, a final Finding of No Significant Impact should be issued by the EPA and DOT in October 2000 provided that Longhorn Partners agrees to implement certain mitigation measures in addition to those required in the Draft EA. As of the date of this report, no final ruling has been issued by the EPA and the DOT with respect to the Draft EA and it is not possible for the Company to predict what the final determination by the two agencies will be or when such a determination will be made.

The Company supported the initial plaintiffs in the lawsuit that resulted first in the federal court injunction against operation of the Longhorn Pipeline and subsequently in the settlement agreement that required an Environmental Assessment. In addition, the Company has provided financial support for the preparation of expert analyses of the Draft EA and for certain groups and individuals who have wished to express their concerns about the Longhorn Pipeline. The Company believes that the Longhorn Pipeline, as originally proposed to operate beginning in the fall of 1998, would have improperly avoided the substantial capital expenditures required to comply with environmental and safety standards that are normally imposed on major pipeline projects involving environmentally sensitive areas. The Company's belief in this regard was based in part on the fact that, in 1987, a proposed new crude oil pipeline (the All American Pipeline) over essentially the proposed route for the Longhorn Pipeline was found unacceptable, after an environmental impact study, because of serious potential dangers to the environmentally sensitive aquifers over which that proposed pipeline would have operated.

If the Longhorn Pipeline is allowed to operate as currently proposed, the substantially lower requirement for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets. Although some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and on-going enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand such a period of lower prices and margins. However, the Company's results of operations could be adversely impacted if the Longhorn Pipeline were allowed to operate as currently proposed. It is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline ultimately will be allowed to operate, nor is it possible to predict the consequences for the Company of Longhorn Pipeline's operations if they occur.

In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for the Environmental Assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. However, because of the size of the damages claimed and in spite of the apparent lack of merit in the claims asserted, the Longhorn Suit has created increasing problems for the Company, including the exclusion of the Company from the possibility of certain types of major corporate transactions, an adverse impact on the cost of debt financing for Company operations, and what appears to be a continuing adverse effect on the market price of the Company's common stock. The Company plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

ARIZONA AND ALBUQUERQUE MARKETS

The common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets are currently operated at or near capacity and are subject to proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have been limited. The flow of additional products into El Paso for shipment to Arizona, either as a result of the Longhorn Pipeline or otherwise, could further exacerbate such constraints on deliveries to Arizona. No assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the common carrier pipeline to Arizona. In the case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations on the amount of refined products that the Company and other shippers can deliver. As discussed below (see "Capital Improvement Projects"), the Company has entered into a Lease Agreement (the "Lease Agreement") for a pipeline between Artesia and the Albuquerque vicinity and Bloomfield, New Mexico with Mid-America Pipeline Company. The Company has completed a refined products terminal in Bloomfield and a diesel fuel terminal 40 miles east of Albuquerque in Moriarty. The Company is expanding its terminal in Moriarty to include gasoline and jet fuel, and the expanded terminal is expected to be operational by the spring of 2001. Completion of this project would allow the Company to transport additional products directly to the Albuquerque area on the leased pipeline, thereby eliminating third party tariff expenses and the risk of future pipeline constraints on shipments to Albuquerque. Any future constraints on the Company's ability to transport its refined products to Arizona or Albuquerque could, if sustained, adversely affect the Company's results of operations and financial condition.

An additional factor that could affect the Company's market is excess pipeline capacity from the West Coast into the Company's Arizona markets after the expansion this year of the pipeline from the West Coast to Phoenix. If refined products become available on the West Coast in excess of demand in that market, additional products may be shipped into the Company's Arizona markets with resulting possible downward pressure on refined product prices in these markets.


In March 2000, Equilon Pipeline Company LLC announced a 500-mile pipeline, called the "New Mexico Products Pipeline System" to carry gasoline and other refined fuels from the Odessa, Texas area to Bloomfield, New Mexico. It was announced that the pipeline would have a capacity of 40,000 BPD and that shipments would begin in 2001. In addition to the pipeline, a product terminal would be built in Moriarty, New Mexico. This system would have access to products manufactured at Gulf Coast refineries and could result in an increase in the supply of products to some of the Company's markets. This project may be delayed because of the requirement announced in August 2000 that an environmental impact study be completed on the proposed project.

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

CRUDE OIL AND FEEDSTOCK SUPPLIES

The Navajo Refinery is situated near the Permian Basin in an area which historically has had abundant supplies of crude oil available both for regional users, such as the Company, and for export to other areas. The Company purchases crude oil from producers in nearby southeastern New Mexico and West Texas and from major oil companies. Crude oil is gathered both through the Company's pipelines and tank trucks and through third party crude oil pipeline systems. Crude oil acquired in locations distant from the refinery is exchanged for crude oil that is transportable to the refinery. With the purchase in 1998 of the West Texas gathering system, Navajo gained the ability to purchase crude oil at the lease in additional areas in West Texas, and this capability should add to the continued stability of the Navajo Refinery's crude oil supply. In addition, in 1999 the Company completed a new 65 mile pipeline between Lovington and Artesia, New Mexico and acquired certain pipeline transportation and storage assets located in West Texas and New Mexico in an asset exchange with ARCO Pipeline Company, both transactions increase the Company's ability to access additional raw materials for the Navajo Refinery.

PRINCIPAL PRODUCTS AND MARKETS

The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products. Set forth below is certain information regarding the principal products of Navajo during the last three fiscal years:


                                                                  YEARS ENDED JULY 31,
                                             -------------------------------------------------------------
                                                   2000                  1999                  1998
                                             -----------------     -----------------     -----------------
                                              BPD         %         BPD         %         BPD         %
                                             ------     ------     ------     ------     ------     ------
Sales of produced refined products (1)
  Gasolines ............................     37,600       58.4%    37,400       58.7%    32,200       57.1%
  Diesel fuels .........................     14,200       22.0     13,400       21.0     12,200       21.6
  Jet fuels ............................      6,800       10.6      6,900       10.9      6,300       11.2
  Asphalt ..............................      3,600        5.6      3,600        5.6      3,300        5.9
  LPG and other ........................      2,200        3.4      2,400        3.8      2,400        4.2
                                             ------     ------     ------     ------     ------     ------
     Total .............................     64,400      100.0%    63,700      100.0%    56,400      100.0%
                                             ======     ======     ======     ======     ======     ======

     (1)  Excludes refined products purchased for resale.

Light products are shipped by product pipelines or are made available at distant points by exchanges with others. Light products are also made available to customers through truck loading facilities at the refinery and at terminals. The demand for the Company's gasoline and asphalt products has historically been stronger from March through October, which are the peak "driving" and road construction months, than during the rest of the year.

Navajo's principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX (the government-owned energy company of Mexico) and retailers. Navajo's gasoline is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, Bloomfield, and Tucson, and in portions of northern Mexico. Diesel fuel is sold to other refiners, wholesalers, independent dealers and railroads. Jet fuel is sold primarily for military use. Military jet fuel is sold to the Defense Energy Support Center (the "DESC") under a series of one-year contracts that can vary significantly from year to year. Navajo sold approximately 6,800 BPD of jet fuel to the DESC in its 2000 fiscal year and has a contract to supply 8,500 BPD to the DESC for the year ending September 30, 2001. Prior to the formation of NK Asphalt Partners in July 2000, asphalt was sold to contractors and government authorities for highway construction and maintenance. Since the formation of NK Asphalt Partners, all asphalt is sold to NK Asphalt Partners. Carbon black oil is sold for further processing and LPGs are sold to petrochemical plants and are used as fuel in refinery operations.

Approximately 10% of the Company's revenues for fiscal 2000 resulted from the sale for export of gasoline and diesel fuel to an affiliate of PEMEX. Approximately 9% of the Company's revenues for fiscal 2000 resulted from the sale of military jet fuel to the United States Government. Although there can be no assurance that the Company will be awarded such contracts in the future, the Company has had a supply contract with the United States Government for each of the last 31 years. The loss of the Company's supply agreement with the United States Government could have a material adverse effect on the Company's results of operations. In addition to the United States Government and PEMEX, other significant sales were made to two petroleum companies. Arco Products Company is a purchaser of gasoline for resale to retail customers and accounted for approximately 15% of the Company's revenues in fiscal 2000. Tosco Corporation and affiliates is a purchaser of gasoline and diesel fuel for resale to retail customers and accounted for approximately 11% of the Company's revenues in fiscal 2000. The Company believes that a loss of, or reduction in amounts purchased by, major current purchasers that resell to retail customers would not have a material adverse effect on the Company, since the Company's sales volumes with respect to products whose end-users are retail customers appear to have been historically more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser.

CAPITAL IMPROVEMENT PROJECTS

The Company has invested significant amounts in capital expenditures in recent years to enhance the Navajo Refinery and expand its supply and distribution network. For the 2001 fiscal year, the capital budget of Navajo Refinery, including its supply and distribution network, totals approximately $18 million. The components of this budget are $11 million for refinery improvements, $1 million for engineering costs relating to a purchased hydrotreater, as described below, and $6 million for refinery related pipeline and transportation projects. In addition to these projects, the Company plans to expend in the 2001 fiscal year approximately $10 million on projects that were approved in previous capital budgets, including a sulfur recovery unit at the Navajo Refinery and a product terminal to be used in conjunction with the leased pipeline to northwest New Mexico described below.

As part of its efforts to improve operating efficiencies, the Company in recent years constructed an isomerization unit and upgraded the FCC unit at the Navajo Refinery. The isomerization unit, which was completed in February 1997, increases the refinery's internal octane generating capabilities, thereby improving light product yields and increasing the refinery's ability to upgrade additional amounts of lower priced purchased natural gasoline into finished gasoline. The upgrade of the refinery's FCC unit, which was implemented during the Navajo Refinery's scheduled turnaround in fiscal 1998, improves the yield of high value products from the FCC unit by incorporating certain state-of-the-art upgrades.


In November 1997, the Company purchased a hydrotreater unit for $5 million from a closed refinery. This purchase should give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. The hydrotreater would enhance higher value, light product yields and expand the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the latter part of 2000, and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. During fiscal 2000, the Company relocated the purchased hydrotreater equipment to the Navajo Refinery and purchased certain long-lead-time pieces of equipment for the hydrotreater. Included in the fiscal 2001 capital budget are commitments of approximately $1 million for engineering costs related to the hydrotreater project. Additionally, the Company is in the process of constructing the sulfur recovery extraction unit, scheduled for completion in early 2001, which will be immediately utilized to enhance sour crude processing capabilities and will recover additional extracted sulfur when the hydrotreater is completed. The sulfur recovery unit was approved as part of the fiscal 2000 capital budget and remaining costs of the unit are expected to be approximately $5 million. The Company, subject to obtaining necessary permitting in a timely manner, currently expects that the hydrotreater project could be completed by the end of the 2002 fiscal year. Remaining costs to complete the hydrotreater project are estimated to be approximately $20 million, in addition to the engineering and remaining sulfur recovery unit costs mentioned above. Based on the current configuration at the Navajo Refinery, the Company can supply current sales volumes into the Phoenix market under the CARB standards prior to completion of the hydrotreater.

The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield and a diesel fuel terminal 40 miles east of Albuquerque in Moriarty. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began in the latter part of 1999. The Company is expanding its terminal in Moriarty to include gasoline and jet fuel, and the expanded terminal is expected to be operational by the spring of 2001. When the Moriarty terminal expansion is completed, the Company will be in a position to expand the transport of petroleum products from the Navajo Refinery to the Albuquerque area.

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

The following table sets forth certain information about the operations of Montana Refinery during the last three fiscal years:

                                                                       YEARS ENDED JULY 31,
                                                           ------------------------------------------
                                                              2000             1999            1998
                                                           ---------         ---------      ---------
     Crude charge (BPD)(1) ...........................         5,900(2)          6,600          6,300
     Refinery production (BPD)(3) ....................         6,200(2)          6,900          6,500
     Sales of produced refined products (BPD) ........         6,100(2)          6,700          6,700
     Sales of refined products (BPD)(4) ..............         6,600(2)          7,100          7,100

     Refinery utilization(5) .........................          84.3%(2)          93.7%          90.4%

     Average per barrel(6)
       Net sales .....................................     $   32.40         $   23.13      $   24.51
       Raw material costs ............................         25.34             14.63          15.69
                                                           ---------         ---------      ---------
       Refinery margin ...............................     $    7.06         $    8.50      $    8.82
                                                           =========         =========      =========

     (1)  Barrels per day of crude oil processed.

     (2) Crude charge, refinery production, sales of produced refined products and utilization rates were reduced as a result of a scheduled turnaround for major maintenance.

     (3) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

     (4) Includes refined products purchased for resale representing 500 BPD, 400 BPD and 400 BPD respectively.

     (5)  Crude charge divided by total crude capacity of 7,000 BPD.

     (6) Represents average per barrel amounts for produced refined products sold.

The Montana Refinery currently obtains its supply of crude oil primarily from suppliers in Canada via a 93-mile Company-owned pipeline, which runs from the Canadian border to the refinery, as well as from a common carrier pipeline. The Montana Refinery's principal markets include Great Falls, Helena, Bozeman and Billings, Montana. MRC competes principally with three other Montana refineries.

Set forth below is certain information regarding the principal products of Montana Refinery during the last three fiscal years:

                                                              YEARS ENDED JULY 31,
                                           ---------------------------------------------------------
                                                 2000                 1999                 1998
                                           ---------------      ---------------      ---------------
                                            BPD        %         BPD        %         BPD        %
                                           -----     -----      -----     -----      -----     -----
Sales of produced refined products(1)
  Gasolines ..........................     2,600      42.6%     2,800      41.8%     2,800      41.8%
  Diesel fuels .......................     1,200      19.7      1,500      22.4      1,500      22.4
  Jet fuels ..........................       500       8.2        400       6.0        300       4.4
  Asphalt ............................     1,500      24.6      1,700      25.3      1,800      26.9
  LPG and other ......................       300       4.9        300       4.5        300       4.5
                                           -----     -----      -----     -----      -----     -----
     Total ...........................     6,100     100.0%     6,700     100.0%     6,700     100.0%
                                           =====     =====      =====     =====      =====     =====

     (1)  Excludes refined products purchased for resale.

For the 2001 fiscal year, MRC's capital budget totals $750,000, most of which is for various improvements at the Montana Refinery.

PIPELINE TRANSPORTATION OPERATIONS

PIPELINE TRANSPORTATION BUSINESS

In recent years, the Company developed and expanded a pipeline transportation business generating revenues from unaffiliated parties. The pipeline transportation operations include approximately 1,300 miles of pipelines, of which approximately 800 miles are part of the supply and distribution network of the Navajo Refinery. Additionally, the Company has a 25% investment in Rio Grande Pipeline Company, described below. For fiscal 2001, the Company did not budget any significant amount for capital expenditures that will be used for the pipeline transportation business.

The Company has a 25% interest in Rio Grande Pipeline Company ("Rio Grande"), a pipeline joint venture with Mid-America Pipeline Company and Amoco Pipeline Company to transport liquid petroleum gases to Mexico. Deliveries by the joint venture began in April 1997.

In October 1996, the Company completed a new 12" refined products pipeline from Orla to El Paso, Texas, which replaced a portion of an 8" pipeline previously used by Navajo that was transferred to Rio Grande.

The Company has implemented an alliance with FINA, Inc. ("FINA") to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel fuel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in the future. FINA constructed a 50-mile pipeline which connected an existing FINA pipeline system to the Company's 12" pipeline between Orla, Texas and El Paso, Texas pursuant to a long-term lease of certain capacity of the Company's 12" pipeline. In August 1998, FINA began transporting to El Paso gasoline and diesel fuel from its Big Spring, Texas refinery. Pursuant to this long-term lease agreement, FINA will ultimately have the right to transport up to 20,000 BPD to El Paso on this interconnected system. In August 1998, the Company began to realize pipeline rental and terminalling revenues from FINA under these agreements. In August 2000, Alon USA LP, a subsidiary of an Israeli petroleum refining and marketing company, succeeded to FINA's interest in this alliance.

In the fourth quarter of fiscal 1998, the Company purchased from Fina Oil and Chemical Company a crude oil gathering system in West Texas. The assets purchased include approximately 500 miles of pipelines and over 350,000 barrels of tankage. Approximately 23,000 barrels per day of crude oil were gathered on these systems in fiscal 2000. The Company believes that these assets should generate a stable source of transportation service income, and will give Navajo the ability to purchase crude oil at the lease in new areas, thus potentially enhancing the stability of crude oil supply and refined product margins for the Navajo Refinery.

During the fourth quarter of fiscal 1999, the Company completed a new 65 mile 10 inch pipeline between Lovington and Artesia, NM, to permit the delivery of isobutane (and/or other LPGs) to another refinery in El Paso as well as to increase the Company's ability to access additional raw materials for the Navajo Refinery.

In the second quarter of fiscal 2000, the Company acquired certain pipeline transportation and storage assets located in West Texas and New Mexico in an asset exchange with ARCO Pipeline Company. The acquired assets allow the Company to transport crude oil for unaffiliated companies as well as to increase the Company's ability to access additional crude oil for the Navajo Refinery.


ADDITIONAL OPERATIONS AND OTHER INFORMATION

CORPORATE OFFICES

The Company leases its principal corporate offices in Dallas, Texas. The operations of Holly Corporation, the parent company, are performed at this location. Functions performed by the parent company include overall corporate management, planning and strategy, legal support, treasury management and financial reporting.

EXPLORATION AND PRODUCTION

The Company conducts a small-scale oil and gas exploration and production program. For fiscal 2001, the Company has budgeted under $1 million for capital expenditures related to oil and gas exploration activities.

JET FUEL TERMINAL

The Company owns and operates a 120,000 barrel capacity jet fuel terminal near Mountain Home, Idaho, which serves as a terminalling facility for jet fuel sold by unaffiliated producers to the Mountain Home United States Air Force Base.

OTHER INVESTMENTS

In fiscal 1998, the Company invested and advanced a total of $2 million to a joint venture operating retail service stations and convenience stores in Montana. The Company has a 49% interest in the joint venture and accounts for earnings using the equity method. The Company has reserved approximately $800,000 related to the collectability of advances and related accrued interest to this joint venture.

EMPLOYEES AND LABOR RELATIONS

As of September 30, 2000, the Company had approximately 550 employees. Of its employees, 225 are covered by collective bargaining agreements ("covered employees"). Contracts relating to the covered employees at all facilities will expire during 2001 and 2002. The Company considers its employee relations to be good. As part of the Company's cost reduction and production efficiency program initiated in the fourth quarter of fiscal 2000, a voluntary early retirement package was offered to eligible employees. A total of 55 employees have elected to retire under this program, most of which are with the Navajo Refinery. Of these 55 employees, approximately 35 remained employed with the Company at September 30, 2000 and are scheduled to retire prior to July 31, 2001.

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

Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix has adopted even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in the latter part of 2000. This new requirement, the recently proposed EPA Nationwide Low-Sulfur Gasoline requirements that will begin in 2004, other requirements of the federal Clean Air Act, or other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements. Completion of the hydrotreater, discussed above, would help the Company to meet expected future requirements.

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

The Company cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to the Company's future products and activities. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for the installation and operation of pollution control systems and equipment not currently possessed by the Company.

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

COST REDUCTION AND PRODUCTION EFFICIENCY PROGRAM

In May 2000, the Company announced a cost reduction and production efficiency program that is expected to yield annual pre-tax improvement of approximately $20 million. The program is currently being implemented and should be completed by July 2002. The cost reduction and production efficiency program includes productivity enhancements and a reduction in workforce. As part of the implementation of cost reductions, The Company offered a voluntary early retirement program to eligible employees, under which 55 employees who elected to participate are scheduled to retire in fiscal 2001, most of whom by December 31, 2000. The pre-tax cost of the voluntary early retirement program was $6.8 million and was reflected in the Company's earnings for the quarter ended July 31, 2000. It is estimated that capital expenditures of approximately $9 million will be required to effectuate some of the production improvements, of which expenditures totaling approximately $5 million are included in the fiscal 2001 capital budget.

ITEM 3. LEGAL PROCEEDINGS


In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for an Environmental Assessment of the Longhorn Pipeline. In early October 2000, the Company filed an amended motion for summary judgment, amending a motion for summary judgment originally filed in February 2000, seeking a court ruling that would terminate this litigation. A hearing on the Company's amended motion for summary judgment is currently scheduled for early January 2001. A motion filed by the Company to transfer the venue for trial of the case from the El Paso court to another Texas court has been pending since May 2000, and no hearing on this motion is currently scheduled. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

The Company has recently become aware that the New Mexico Environmental Department ("NMED") proposes to assert penalties that may total in excess of $100,000 with respect to NMED's allegation that stricter air emission limits should apply for a certain unit at the Navajo Refinery. No specific penalty amount has been asserted by the NMED. Although the Company does not agree with this assertion, it is in negotiations with the NMED with respect to a settlement agreement that could involve an acceleration of the timing of certain substantial capital investments to lower air emissions from the subject unit at the Navajo Refinery as well as payment of a monetary penalty.

The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2000 fiscal year.

Executive Officers of Registrant (per instruction 3 to Item 401(b) of Regulation S-K)

     The executive officers of the Company as of October 20, 2000 are as follows:

                                                                                                    EXECUTIVE
      NAME                         AGE                    POSITION                                OFFICER SINCE
      ----                         ---                    --------                                -------------
Lamar Norsworthy                    54         Chairman of the Board                                   1971
                                                 and Chief Executive Officer

Matthew P. Clifton                  49         President and Director                                  1988

W. John Glancy                      58         Senior Vice President, General                          1998
                                                 Counsel, Secretary and Director

David G. Blair                      42         Vice President, Marketing                               1994
                                                 Asphalt and LPG

Leland J. M. Griffin                52         Vice President, Montana                                 1999
                                                 Operations

Randall R. Howes                    43         Vice President, Refining                                1997

John A. Knorr                       50         Vice President, Crude Oil                               1988
                                                 Supply and Trading

Stephen J. McDonnell                49         Vice President, Finance                                 2000
                                                 and Corporate Development

Mike Mirbagheri                     61         Vice President, International                           1982
                                                 Crude Oil and Refined
                                                 Products

Scott C. Surplus                    41         Vice President, Treasury and Tax                        2000

Henry A. Teichholz                  57         Vice President                                          1984

James G. Townsend                   45         Vice President, Pipelines
                                                 and Terminals                                         1997

Kathryn H. Walker                   50         Vice President, Accounting                              1999

Gregory A. White                    43         Vice President, Marketing                               1994
                                                 Light Oils

     All officers of the Company are elected annually to serve until their successors have been elected. Mr. Norsworthy occupied the additional office of President from 1988 to 1995. Mr. Clifton previously served as Senior Vice President from 1991 to 1995. Mr. Glancy held the office of Senior Vice President, Legal from December 1998 through September 1999, when his title was changed to Senior Vice President and General Counsel; he has held the additional office of Secretary since April 1999; prior to December 1998, Mr. Glancy had been outside counsel to the Company on various matters for over 10 years. Mr. Teichholz occupied the additional office of Controller from 1984 to April 1999 and Treasurer from 1989 to April 1999. Mr. Knorr is also President of one of the partners of

MRC and serves as the General Manager of MRC. Mr. Howes served as Manager of Technical Services of Navajo from 1991 to 1997, as Vice President, Technical Services from September 1997 to December 1998, and as Vice President, Engineering and Economics from December 1998 through March 2000, when he was elected to his current position. Mr. Townsend has served in his current position since September 1997; he served as Manager of Transportation of Navajo from 1995 to 1997, and previously held various transportation/pipeline positions. Mr. Griffin and Ms. Walker have served in their respective positions since September 1999. Mr. Griffin has served as the Refinery Manager of the Montana Refinery since 1989. Ms. Walker has served as the Controller of Navajo since 1993. Mr. McDonnell has served in his current position since August 2000. Mr. McDonnell was with Central and South West Corporation as a Vice President in the mergers and acquisitions area from 1996 to June 2000 and as Treasurer from 1989 to 1996. Mr. Surplus has served in his current position since June 2000. Mr. Surplus previously served as Assistant Treasurer of the Company from 1990 to March 2000. From April 2000 to June 2000, Mr. Surplus was not with the Company and was a Vice President, Finance of three small companies.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:

                                                                               TOTAL
 FISCAL YEARS ENDED JULY 31,          HIGH          LOW        DIVIDENDS       VOLUME
 ---------------------------          ----          ---        ---------       ------
 1999
     First Quarter ...........      $ 26 1/8      $ 14 3/8     $     .16     1,053,500
     Second Quarter ..........        17 3/8        14               .16       712,200
     Third Quarter ...........        15 5/8        12 1/4           .16     1,043,700
     Fourth Quarter ..........        15 3/4        12 5/8           .16     1,425,900


 2000
     First Quarter ...........      $ 15 3/8      $ 13 1/2     $     .17       619,700
     Second Quarter ..........        14 3/4        12 5/8           .17       670,200
     Third Quarter ...........        14            10               .17     1,196,200
     Fourth Quarter ..........        13 1/2         9 1/4           .17       702,100

As of July 31, 2000, the Company had approximately 1,700 stockholders of record.

On September 22, 2000, the Company's Board of Directors declared a regular quarterly dividend in the amount of $.18 per share payable on October 6, 2000. The Company intends to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, the financial condition of the Company and other factors. The Senior Notes and Credit Agreement limit the payment of dividends. See Note 6 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial information for the Company as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Form 10-K.

YEARS ENDED JULY 31,                                          2000         1999         1998         1997         1996
--------------------                                        --------     --------     --------     --------     --------
                                                                        (In thousands, except share amounts)
FINANCIAL DATA
   For the year
      Sales and other revenues ........................     $965,946     $597,986     $590,299     $721,346     $676,290
      Income before income taxes ......................     $ 18,634     $ 33,159     $ 24,866     $ 21,819     $ 31,788
      Income tax provision ............................        7,189       13,222        9,699        8,732       12,554
                                                            --------     --------     --------     --------     --------
      Net income ......................................     $ 11,445     $ 19,937     $ 15,167     $ 13,087     $ 19,234
                                                            ========     ========     ========     ========     ========

      Net income per common
        share (basic and diluted) .....................     $   1.42     $   2.42     $   1.84     $   1.59     $   2.33
      Cash dividends per common
        share .........................................     $   0.68     $   0.64     $   0.60     $   0.51     $   0.42
      Average number of shares of
        common stock outstanding ......................        8,065        8,254        8,254        8,254        8,254
      Net cash provided by
        operating activities ..........................     $ 46,804     $ 47,628     $ 38,193     $  5,457     $ 44,452

   At end of year
      Working capital .................................     $    363     $ 13,851     $ 14,793     $ 45,241     $ 66,649
      Total assets ....................................     $464,362     $390,982     $349,857     $349,803     $351,271
      Long-term debt (including current portion) ......     $ 56,595     $ 70,341     $ 75,516     $ 86,291     $ 97,065
      Stockholders' equity ............................     $129,581     $128,880     $114,349     $105,121     $ 96,243

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K, including without limitation those under "Business and Properties" under Items 1 and 2, "Legal Proceedings" under Item 3 and "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" under this
Item 7 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of capital investments and marketing strategies by the Company and the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

FINANCIAL DATA

                                                                     YEARS ENDED JULY 31,
                                                            ---------------------------------------
                                                               2000           1999          1998
                                                            ---------      ---------      ---------
                                                               (In thousands, except share data)
Sales and other revenues ..............................     $ 965,946      $ 597,986      $ 590,299

Operating costs and expenses
   Cost of products sold ..............................       800,663        428,472        440,042
   Operating expenses .................................        88,550         80,654         76,420
   Selling, general and administrative expenses .......        20,724         22,159         13,714
   Depreciation, depletion and amortization ...........        27,496         26,358         24,379
   Exploration expenses, including dry holes ..........         1,729          1,370          2,979
   Voluntary early retirement costs ...................         6,783             --             --
                                                            ---------      ---------      ---------
        Total operating costs and expenses ............       945,945        559,013        557,534
                                                            ---------      ---------      ---------
Income from operations ................................        20,001         38,973         32,765

Other income (expense)
   Equity in earnings of joint ventures ...............         1,586          1,965          1,766
   Interest expense, net ..............................        (5,153)        (7,779)        (7,725)
   Other income (expense) .............................         2,200             --         (1,940)
                                                            ---------      ---------      ---------
                                                               (1,367)        (5,814)        (7,899)
                                                            ---------      ---------      ---------
Income before income taxes ............................        18,634         33,159         24,866
Income tax provision ..................................         7,189         13,222          9,699
                                                            ---------      ---------      ---------
Net income ............................................     $  11,445      $  19,937      $  15,167
                                                            =========      =========      =========


Net income per common share (basic and diluted) .......     $    1.42      $    2.42      $    1.84

Sales and other revenues(1)
   Refining ...........................................     $ 947,317      $ 582,172      $ 582,277
   Pipeline Transportation ............................        14,861         11,936            695
   Corporate and other ................................         3,768          3,878          7,327
                                                            ---------      ---------      ---------
   Consolidated .......................................     $ 965,946      $ 597,986      $ 590,299
                                                            =========      =========      =========

Income (loss) from operations(1)
   Refining ...........................................     $  25,480      $  42,118      $  38,290
   Pipeline Transportation ............................         7,859          6,552            302
   Corporate and other ................................       (13,338)        (9,697)        (5,827)
                                                            ---------      ---------      ---------
   Consolidated .......................................     $  20,001      $  38,973      $  32,765
                                                            =========      =========      =========

     (1) The Refining segment includes the Company's principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the Navajo Refinery) and the Company's refinery near Great Falls, Montana. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Costs associated with pipelines and terminals operated in conjunction with the Refining segment as part of the supply and distribution networks of the refineries are included in the Refining segment. The Pipeline Transportation segment includes approximately 1,300 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. The charge for the voluntary early retirement program is included in Corporate and other.

OPERATING DATA

                                                         YEARS ENDED JULY 31,
                                                      --------------------------
                                                       2000      1999      1998
                                                      ------    ------    ------

Refinery Production (BPD) ........................    70,800    70,700    61,800

Sales of Refined Products (BPD) (1) ..............    77,600    75,400    67,700

Refinery Margins (per produced barrel sold) ......    $ 5.63    $ 5.91    $ 6.09

  (1) Includes refined products purchased for resale of 7,200 BPD, 5,000 BPD and 4,600 BPD, respectively, for the years shown in the above table.

2000 COMPARED TO 1999

Net income for the year ended July 31, 2000 was $11.4 million ($1.42 per share), as compared to $19.9 million ($2.42 per share) for fiscal 1999. The results for fiscal 2000 reflected a one-time $6.8 million pre-tax charge for voluntary early retirement costs associated with the recently initiated cost reduction and efficiency program. Without this charge in the fiscal 2000 year, net income for fiscal 2000 would have been $15.5 million ($1.92 per share).

The decrease in net income for fiscal 2000, as compared to fiscal 1999, was primarily attributable to the charge of $6.8 million for the voluntary early retirement program, reduced refinery margins partially offset by increased sales volumes and increases in operating expenses for fiscal 2000 attributable principally to increased utility costs. Because of generally higher crude oil prices in fiscal 2000, both revenues and cost of products sold were higher for fiscal 2000 than fiscal 1999. Refinery margins decreased 4.7% during fiscal 2000 compared to the prior year, as crude prices increased at a slightly greater rate than product prices. Since July 2000, refining margins have remained very strong as product prices increased at a greater rate than crude prices in the refined products markets served by the Company's Navajo Refinery. Refining income was favorably affected by a 2.9% increase in sales volume in fiscal 2000, as compared to fiscal 1999, enabling the Company to reach a record annual sales volume level.

Favorable factors impacting earnings in the 2000 fiscal year, as compared to the prior year, were increased pipeline transportation income, lower net interest expense due to reduced borrowings and increased short-term investments in the current fiscal year, income of $2.2 million resulting from the termination of a long-term sulfur recovery agreement with a third party, and a decrease in general and administrative expenses relating principally to non-recurring compensation expense in fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $.6 million to $3.6 million during the year ended July 31, 2000 as cash flows generated from operations were slightly less than cash flows required for investing activities, payments on long term fixed rate debt, dividends paid and treasury stock purchased. Working capital decreased during the year ended July 31, 2000 by $13.5 million to $.4 million. In April 2000, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement until October 10, 2001. Under the extension agreement, as subsequently amended, the Company will have access to $90 million of commitments for both revolving credit loans and letters of credit. Up to $45 million of this facility may be used for revolving credit loans. At July 31, 2000 the Company had letters of credit outstanding under the facility of $67.0 and no borrowings outstanding. The Company believes its internally generated cash flow, along with its Credit Agreement, provides sufficient resources to fund capital projects, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs for at least the next twelve months.

In May 2000, the Company announced a cost reduction and production efficiency program that is expected to yield annual pre-tax improvements totaling approximately $20 million. The program is currently being implemented and should be completed by July 2002. The cost reduction and production efficiency program includes productivity enhancements and a reduction in workforce. As part of the implementation of cost reductions, the Company offered a voluntary early retirement program to eligible employees, under which 55 employees are scheduled to retire in fiscal 2001, most of whom will retire by December 31, 2000. The pre-tax cost of the voluntary early retirement program was $6.8 million and was reflected in the Company's earnings for the quarter ended July 31, 2000. It is estimated that capital expenditures of approximately $9 million will be required to effectuate some of the production improvements included in the program, of which expenditures totaling approximately $5 million are included in the fiscal 2001 capital budget.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $46.8 million in fiscal 2000, compared to $47.6 million in fiscal 1999 and $38.2 million in fiscal 1998. Comparing fiscal 2000 to fiscal 1999, the small decrease in cash provided from operating activities was principally due to lower cash flows from operations, as refinery margins were lower in fiscal 2000 as compared to the prior fiscal year, and payments made for income taxes, offset by the favorable effect on cash flow from higher crude and product prices in fiscal 2000. Crude acquisition payables increased at a greater rate than product receivables, as the Company receives payment on its receivables more quickly than it pays for its acquisitions of crude oil. Comparing fiscal 1999 to fiscal 1998, the increase in cash provided from operating activities was principally due to expenditures of $18.8 million incurred in fiscal 1998 relating to the Navajo turnaround, offset partially by changes in working capital items.

CASH FLOWS FOR FINANCING ACTIVITIES

Cash flows used for financing activities amounted to $27.2 million in fiscal 2000, compared to $22.1 million in fiscal 1999 and $4.7 million in fiscal 1998.

During fiscal 2000, the Company repaid $13.7 million of its fixed rate term debt, repurchased 8.5% of its outstanding common stock (702,700 shares) and paid $5.5 million in dividends. On April 18, 2000, the Company repurchased 702,700 shares of its outstanding common stock for $7,224,000, or approximately $10.28 per share. The repurchase, which was made from an institutional shareholder, was funded from existing working capital. During 1999, increased cash flows from operating activities and lower capital expenditures relative to 1998 enabled the Company to retire its outstanding bank debt, make scheduled amortization payments on the Senior Notes and pay $5.3 million in dividends. In 1998, higher capital expenditure requirements and dividend payments of $5.0 million more than offset higher cash flow from operating activities, resulting in an outstanding balance at fiscal year end of $11.6 million under the Credit Agreement. In fiscal 2001, $13.7 million of fixed rate term debt becomes due.

See Note 6 to the Consolidated Financial Statements for a summary of the terms and conditions of the Senior Notes and of the Credit Agreement.

CASH FLOWS FOR INVESTING ACTIVITIES AND CAPITAL PROJECTS

Cash flows used for investing activities totalled $95.1 million over the last three years, $20.1 million in 2000, $24.0 million in 1999 and $51.0 million in 1998. All of these amounts were expended on capital projects except for $3.3 million invested during fiscal 2000 in a joint venture created to manufacture and market asphalt products, $2.0 million invested during fiscal 1998 in a joint venture to operate retail gasoline stations and convenience stores in Montana and $3.0 million invested during fiscal 1998 in shares of common stock of a publicly traded company. The net negative cash flow for investing activities was offset by distributions to the Company from the Rio Grande joint venture of $2.4 million in fiscal 2000, $2.9 million in fiscal 1999 and $3.7 million in fiscal 1998.

The Company has adopted a capital budget of $20 million for fiscal 2001. The components of this budget are $12 million for refinery improvements, $1 million for engineering costs relating to a purchased hydrotreater, as described below, $6 million for pipeline and transportation projects and under $1 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to expend in the 2001 fiscal year approximately $10 million on capital projects that were approved in previous capital budgets, including a sulfur recovery unit at the Navajo Refinery and a product terminal to be used in conjunction with the leased pipeline to northwest New Mexico described below.

In November 1997, the Company purchased a hydrotreater unit for $5 million from a closed refinery. This purchase should give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. The hydrotreater would enhance higher value, light product yields and expand the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the latter part of 2000, and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. During fiscal 2000, the Company relocated the purchased hydrotreater equipment to the Navajo Refinery and purchased certain long-lead-time pieces of equipment for the hydrotreater. Included in the fiscal 2001 capital budget are commitments of approximately $1 million for engineering costs related to the hydrotreater project. Additionally, the Company is in the process of constructing a sulfur recovery unit, scheduled for completion in early 2001, which will be immediately utilized to enhance sour crude processing capabilities and will recover additional extracted sulfur when the hydrotreater is completed. The sulfur recovery unit was approved as part of the fiscal 2000 capital budget and remaining costs of the unit are expected to be approximately $5 million. The Company, subject to obtaining necessary permitting in a timely manner, currently expects that the hydrotreater project could be completed by the end of the 2002 fiscal year. Remaining costs to complete the hydrotreater project are estimated to be approximately $20 million, in addition to the engineering and remaining sulfur recovery unit costs mentioned above. Based on the current configuration at the Navajo Refinery, the Company can supply current sales volumes into the Phoenix market under the CARB standards prior to completion of the hydrotreater.

The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield and a diesel fuel terminal 40 miles east of Albuquerque in Moriarty. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began in the latter part of 1999. The Company is expanding its terminal in Moriarty to include gasoline and jet fuel, and the expanded terminal is expected to be operational by the spring of 2001. When the Moriarty terminal expansion is completed, the Company will be positioned to expand the transport of petroleum products from the Navajo Refinery to the Albuquerque area.

In July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt and manufacturing assets to NK Asphalt Partners. Each Company owns a 50% interest in the joint venture. All asphalt produced at the Navajo Refinery will be sold to the joint venture under a supply agreement. The Company is required to make additional contributions to the joint venture for each of the next ten years of up to $3,250,000 per year, contingent on the earnings level of the joint venture. The Company expects to finance such contributions from its share of cash flows of the joint venture.

During the fourth quarter of fiscal 1999, the Company completed 65 miles of new pipeline between Lovington and Artesia, New Mexico, to permit the delivery of isobutane (and/or other LPGs) to an unrelated refiner in El Paso as well as to increase the Company's ability to access additional raw materials.

As part of its efforts to improve operating efficiencies, the Company upgraded the FCC unit at the Navajo Refinery in fiscal 1998. The upgrade, which was implemented during the Navajo Refinery's scheduled turnaround in the first quarter and early part of the second quarter of fiscal 1998, improves the yield of high value products from the FCC unit by incorporating certain state-of-the-art upgrades.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's operating results have been, and will continue to be, affected by a wide variety of factors, many of which are beyond the Company's control, that could have adverse effects on profitability during any particular period. Among these factors is the demand for crude oil and refined products, which is largely driven by the conditions of local and worldwide economies as well as by weather patterns and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, also have a significant impact on the Company's activities. Operating results can be affected by these industry factors, by competition in the particular geographic areas that the Company serves and by factors that are specific to the Company, such as the success of particular marketing programs and the efficiency of the Company's refinery operations.

In addition, the Company's profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Company. Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year. In general, prices for refined products are significantly influenced by the price of crude oil. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows.

The Company is dependent on the production and sale of quantities of refined products at margins sufficient to cover operating costs, including any increases in costs resulting from future inflationary pressures. The refining business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals, pipelines and related facilities. Furthermore, future regulatory requirements or competitive pressures could result in additional capital expenditures, which may or may not produce the results intended. Such capital expenditures may require significant financial resources that may be contingent on the Company's access to capital markets and commercial bank loans. Additionally, other matters, such as regulatory requirements or legal actions, may restrict the Company's access to funds for capital expenditures.

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

In 1998, a Texaco, Inc. subsidiary completed a 16-inch refined products pipeline running from the Gulf Coast to Midland, Texas along a northern route (through Corsicana, Texas). This pipeline, now owned by Equilon Enterprises LLC ("Equilon"), is linked to a 6-inch pipeline, also owned by Equilon, that is currently being used to transport to El Paso approximately 18,000 BPD of refined products that are produced on the Texas Gulf Coast (this volume replaces a similar volume produced in the Shell Oil Company refinery in Odessa, Texas, which was shut down in 1998). The Equilon line from the Gulf Coast to Midland has the potential to be linked to existing or new pipelines running from the Midland, Texas area to El Paso with the result that substantial additional volumes of refined products could be transported from the Gulf Coast to El Paso.

An additional potential source of pipeline transportation from Gulf Coast refineries to El Paso is the proposed Longhorn Pipeline. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership that includes affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and heavily populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area.

The Longhorn Pipeline is not currently operating because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. Additionally, the Longhorn Pipeline is not operating because it lacks valid easements from the Texas General Land Office for crossing certain stream and river beds and state-owned lands; the Texas Land Commissioner has indicated that these easements will not be granted until he is satisfied that the pipeline meets safety and other standards.

The March 1999 settlement agreement in the federal lawsuit that resulted in the injunction against operation of the Longhorn Pipeline requires the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retains jurisdiction. A draft Environmental Assessment (the "Draft EA") on the Longhorn Pipeline was released in October 1999. The Draft EA proposed a preliminary Finding of No Significant Impact with respect to the Longhorn Pipeline provided that Longhorn Partners carries out a proposed mitigation plan developed by Longhorn Partners which contains 34 elements. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. In the last months of 1999 and January 2000, the EPA and DOT conducted a series of public meetings in Texas and received public comments relating to the determination as to whether the proposed findings of the Draft EA should be made final, revised or reversed by the EPA and the DOT. The Company has provided financial support for the preparation of expert analyses of the Draft EA and for certain groups and individuals who have wished to express their concerns about the Longhorn Pipeline. In early September 2000, the Council on Environmental Quality, a White House coordinating agency on environmental matters, issued a recommendation that, subject to the satisfaction of certain further requirements, a final Finding of No Significant Impact should be issued by the EPA and DOT in October 2000 provided that Longhorn Partners agrees to implement certain mitigation measures in addition to those required in the Draft EA. As of the date of this report, no final ruling has been issued by the EPA and the DOT with respect to the Draft EA and it is not possible for the Company to predict what the final determination by the two agencies will be or when such a determination will be made.

If the Longhorn Pipeline is allowed to operate as currently proposed, the substantially lower requirement for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets. Although some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and on-going enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand such a period of lower prices and margins. However, the Company's results of operations could be adversely impacted if the Longhorn Pipeline were allowed to operate as currently proposed. It is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline ultimately will be allowed to operate, nor is it possible to predict the consequences for the Company of Longhorn Pipeline's operations if they occur.

In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for the Environmental Assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. However, because of the size of the damages claimed and in spite of the apparent lack of merit in the claims asserted, the Longhorn Suit has created increasing problems for the Company, including the exclusion of the Company from the possibility of certain types of major corporate transactions, an adverse impact on the cost of debt financing for Company operations, and what appears to be a continuing adverse effect on the market price of the Company's common stock. The Company plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

In March 2000, Equilon Pipeline Company LLC announced a 500-mile pipeline, called the "New Mexico Products Pipeline System" to carry gasoline and other refined fuels from the Odessa, Texas area to Bloomfield, New Mexico. It was announced that the pipeline would have a capacity of 40,000 BPD and shipments will begin in 2001. In addition to the pipeline, a product terminal would be built in Moriarty, New Mexico. This system will have access to products manufactured at Gulf Coast refineries and could result in an increase in the supply of products to some of the Company's markets. This project may be delayed because of the requirement announced in August 2000 that an environmental impact study be completed on the proposed project.

An additional factor that could affect the Company's market is excess pipeline capacity from the West Coast into the Company's Arizona markets after the expansion this year of the pipeline from the West Coast to Phoenix. If refined products become available on the West Coast in excess of demand in that market, additional products may be shipped into the Company's Arizona markets with resulting possible downward pressure on refined product prices in these markets.

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

The common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets are currently operated at or near capacity and are subject to proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have been limited. The flow of additional products into El Paso for shipment to Arizona, either as a result of the Longhorn Pipeline or otherwise, could further exacerbate such constraints on deliveries to Arizona. No assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the common carrier pipeline to Arizona. In the case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations on the amount of refined products that the Company and other shippers can deliver. As previously discussed, the Company has entered into a Lease Agreement with Mid-America Pipeline Company for a pipeline running from near the Navajo Refinery to the Albuquerque vicinity and Bloomfield, New Mexico. The Company has completed a refined products terminal in Bloomfield and a diesel fuel terminal east of Albuquerque. The Company is expanding its terminal in Moriarty to include gasoline and jet fuel, and the expanded terminal is expected to be operational by the spring of 2001. Completion of this project at Moriarty will allow the Company to transport gasoline and jet fuel directly to the Albuquerque area on the leased pipeline, thereby eliminating third party tariff expenses and the risk of future pipeline constraints on shipments to Albuquerque. Any future constraints on the Company's ability to transport its refined products to Arizona or Albuquerque could, if sustained, adversely affect the Company's results of operations and financial condition.

Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix has adopted even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in the latter part of 2000. Completion of the hydrotreater project, discussed above, would enhance higher value, light product yields and expand the Company's ability to produce more gasoline which meet the present CARB standards in the Company's Phoenix market and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements that will begin in 2004. These new requirements, other requirements of the federal Clean Air Act or other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements.

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

The Company's profitability depends largely on the spread between market prices for refined products and crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. Such contracts are used solely to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products and do not increase the market risks to which the Company is exposed. Gains and losses on contracts are deferred and recognized in cost of refined products when the related inventory is sold or the hedged transaction is consummated. No such contracts were outstanding at July 31, 2000.

At July 31, 2000, the Company had outstanding unsecured debt of $56.6 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is approximately two years and such debt represents approximately 30% of the Company's total capitalization. During much of fiscal 2000, the Company had outstanding borrowings under the Credit Agreement. As the interest rates on the Company's bank borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A ten percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow since the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would not materially impact the Company's financial condition since the average maturity of the Company's long-term debt is approximately two years and such debt represents approximately 30% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

The Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in the judgement of the Company, do not justify such expenditures.

THE YEAR 2000 PROBLEM

In late 1999, the Company completed its remediation and testing of systems to become year 2000 ready. As a result of these planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The costs associated with remediating any year 2000 problems have not been material to date. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of FASB 133. Effective as of August 1, 2000, the Company adopted SFAS No. 133. As of July 31, 2000, the Company did not hold any derivative instruments that would be covered under SFAS No. 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Consolidated Financial Statements

                                                                  Page
                                                                Reference
                                                                ---------

             Report of Independent Auditors....................    30

             Consolidated Balance Sheet at July 31,
                 2000 and 1999.................................    31

             Consolidated Statement of Income for the
                 years ended July 31, 2000, 1999 and 1998......    32

             Consolidated Statement of Cash Flows
                 for the years ended July 31,
                 2000, 1999 and 1998...........................    33

             Consolidated Statement of Stockholders' Equity
                 for the years ended July 31, 2000, 1999
                 and 1998......................................    34

             Consolidated Statement of Comprehensive
                 Income for the years ended
                 July 31, 2000, 1999, and 1998.................    35

             Notes to Consolidated Financial
                 Statements....................................    36

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
and Stockholders of Holly Corporation

We have audited the accompanying consolidated balance sheet of Holly Corporation at July 31, 2000 and 1999, and the related consolidated statements of income, cash flows, stockholders' equity and comprehensive income for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at July 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                /s/ ERNST & YOUNG LLP

Dallas, Texas
September 21, 2000

                                HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                                        JULY 31,
                                                                                -----------------------
                                                                                   2000         1999
                                                                                ----------   ----------
                                                                                    (In thousands)

                ASSETS
CURRENT ASSETS
   Cash and cash equivalents ................................................   $   3,628    $   4,194
   Accounts receivable (Notes 3 and 6) ......................................     189,966      123,502
   Inventories (Notes 4 and 6) ..............................................      56,599       54,924
   Prepayments and other ....................................................      16,911       12,158
                                                                                ---------    ---------
        TOTAL CURRENT ASSETS ................................................     267,104      194,778
Properties, plants and equipment, net (Note 5) ..............................     175,309      180,894
Investments in and advances to joint ventures ...............................      11,749        4,035
Other assets ................................................................      10,200       11,275
                                                                                ---------    ---------
        TOTAL ASSETS ........................................................   $ 464,362    $ 390,982
                                                                                =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable (Note 3) ................................................   $ 223,870    $ 144,287
   Accrued liabilities (Notes 9 and 11) .....................................      22,956       14,688
   Income taxes payable .....................................................       6,177        8,206
   Current maturities of long-term debt (Note 6) ............................      13,738       13,746
                                                                                ---------    ---------
        TOTAL CURRENT LIABILITIES ...........................................     266,741      180,927
Deferred income taxes (Note 7) ..............................................      25,183       24,580
Long-term debt, less current maturities (Note 6) ............................      42,857       56,595
Commitments and contingencies (Notes 10 and 11)

STOCKHOLDERS' EQUITY (Notes 6 and 8)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued .........................................          --           --
   Common stock, $.01 par value - 20,000,000 shares
     authorized; 8,650,282 shares issued ....................................          87           87
   Additional capital .......................................................       6,132        6,132
   Retained earnings ........................................................     130,293      124,341
                                                                                ---------    ---------
                                                                                  136,512      130,560
   Common stock held in treasury, at cost - 1,099,468 and 396,768 shares           (7,793)        (569)
   Other comprehensive income (loss) ........................................         862       (1,111)
                                                                                ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ..........................................     129,581      128,880
                                                                                ---------    ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $ 464,362    $ 390,982
                                                                                =========    =========

See accompanying notes.

                                HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                                           YEARS ENDED JULY 31,
                                                                   ------------------------------------
                                                                      2000         1999         1998
                                                                   ----------   ----------   ----------
                                                                   (In thousands, except per share data)

SALES AND OTHER REVENUES (NOTE 13) .............................   $ 965,946    $ 597,986    $ 590,299

OPERATING COSTS AND EXPENSES
   Cost of products sold .......................................     800,663      428,472      440,042
   Operating expenses ..........................................      88,550       80,654       76,420
   Selling, general and administrative expenses ................      20,724       22,159       13,714
   Depreciation, depletion and amortization ....................      27,496       26,358       24,379
   Exploration expenses, including dry holes ...................       1,729        1,370        2,979
   Voluntary early retirement costs (Note 9) ............ ......       6,783           --           --
                                                                   ---------    ---------    ---------
        TOTAL OPERATING COSTS AND EXPENSES .....................     945,945      559,013      557,534
                                                                   ---------    ---------    ---------
INCOME FROM OPERATIONS .........................................      20,001       38,973       32,765

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ........................       1,586        1,965        1,766
   Interest income .............................................         761           11          646
   Interest expense (Note 6) ...................................      (5,914)      (7,790)      (8,371)
   Other income (expense) (Note 14) ............................       2,200           --       (1,940)
                                                                   ---------    ---------    ---------
                                                                      (1,367)      (5,814)      (7,899)
                                                                   ---------    ---------    ---------
INCOME BEFORE INCOME TAXES .....................................      18,634       33,159       24,866

Income tax provision (benefit) (Note 7)
   Current .....................................................      11,319       13,489        3,121
   Deferred ....................................................      (4,130)        (267)       6,578
                                                                   ---------    ---------    ---------
                                                                       7,189       13,222        9,699
                                                                   ---------    ---------    ---------
NET INCOME .....................................................   $  11,445    $  19,937    $  15,167
                                                                   =========    =========    =========


NET INCOME PER COMMON SHARE (basic and diluted) ................   $    1.42    $    2.42    $    1.84
                                                                   =========    =========    =========

CASH DIVIDENDS PAID PER COMMON SHARE ...........................   $    0.68    $    0.64    $    0.60
                                                                   =========    =========    =========

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ...........       8,065        8,254        8,254
                                                                   =========    =========    =========

See accompanying notes.

                                HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         YEARS ENDED JULY 31,
                                                                   --------------------------------
                                                                     2000        1999        1998
                                                                   --------    --------    --------
                                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..................................................   $ 11,445    $ 19,937    $ 15,167
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ................     27,496      26,358      24,379
       Deferred income taxes ...................................     (4,130)       (267)      6,578
       Equity in earnings of joint ventures ....................     (1,586)     (1,965)     (1,766)
       Dry hole costs and leasehold impairment .................        663         256       1,190
       (Increase) decrease in current assets
         Accounts receivable ...................................    (66,464)    (41,123)     23,442
         Inventories ...........................................     (2,603)        918       2,431
         Income taxes receivable ...............................         --         653         666
         Prepayments and other .................................         72         (44)        746
       Increase (decrease) in current liabilities
         Accounts payable ......................................     79,583      35,148     (15,446)
         Accrued liabilities ...................................      8,268       1,296        (338)
         Income taxes payable ..................................     (2,029)      7,918        (109)
       Turnaround expenditures .................................     (3,289)         --     (18,771)
       Other, net ..............................................       (622)     (1,457)         24
                                                                   --------    --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ..............     46,804      47,628      38,193

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in borrowings under credit agreement ....         --     (11,600)     11,600
   Payment of long-term debt ...................................    (13,746)     (5,175)    (10,775)
   Debt issuance costs .........................................       (764)         --        (547)
   Purchase of treasury stock ..................................     (7,224)         --          --
   Cash dividends ..............................................     (5,493)     (5,282)     (4,952)
                                                                   --------    --------    --------
        NET CASH USED FOR FINANCING ACTIVITIES .................    (27,227)    (22,057)     (4,674)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ...............    (19,261)    (26,903)    (49,715)
   Investments and advances to joint ventures ..................     (3,282)         --      (2,000)
   Distributions from joint venture ............................      2,400       2,924       3,734
   Investment in equity securities .............................         --          --      (2,978)
                                                                   --------    --------    --------
        NET CASH USED FOR INVESTING ACTIVITIES .................    (20,143)    (23,979)    (50,959)
                                                                   --------    --------    --------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE YEAR ............................       (566)      1,592     (17,440)
   Beginning of year ...........................................      4,194       2,602      20,042
                                                                   --------    --------    --------
   END OF YEAR .................................................   $  3,628    $  4,194    $  2,602
                                                                   ========    ========    ========

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                        OTHER
                                                                                                    COMPREHENSIVE      TOTAL
                                         COMMON        ADDITIONAL      RETAINED        TREASURY         INCOME      STOCKHOLDERS'
                                          STOCK         CAPITAL        EARNINGS         STOCK           (LOSS)         EQUITY
                                        ---------      ----------     ----------      ----------    -------------   -------------
                                                                            (In thousands)

BALANCE AT JULY 31, 1997 .............  $      87      $   6,132      $  99,471       $    (569)      $      --       $ 105,121
Net income ...........................         --             --         15,167              --              --          15,167
Dividends paid .......................         --             --         (4,952)             --              --          (4,952)
Net unrealized loss on securities
  available for sale .................         --             --             --              --            (987)           (987)
                                        ---------      ---------      ---------       ---------       ---------       ---------
BALANCE AT JULY 31, 1998 .............         87          6,132        109,686            (569)           (987)        114,349
Net income ...........................         --             --         19,937              --              --          19,937
Dividends paid .......................         --             --         (5,282)             --              --          (5,282)
Net unrealized loss on securities
  available for sale .................         --             --             --              --            (124)           (124)
                                        ---------      ---------      ---------       ---------       ---------       ---------
BALANCE AT JULY 31, 1999 .............         87          6,132        124,341            (569)         (1,111)        128,880
Net income ...........................         --             --         11,445              --              --          11,445
Dividends paid .......................         --             --         (5,493)             --              --          (5,493)
Net unrealized gain on securities
  available for sale .................         --             --             --              --           1,973           1,973
Purchase of treasury stock ...........         --             --             --          (7,224)             --          (7,224)
                                        ---------      ---------      ---------       ---------       ---------       ---------
BALANCE AT JULY 31, 2000 .............  $      87      $   6,132      $ 130,293       $  (7,793)      $     862       $ 129,581
                                        =========      =========      =========       =========       =========       =========

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                          YEARS ENDED JULY 31,
                                                                    --------------------------------
                                                                      2000        1999        1998
                                                                    --------    --------    --------
                                                                             (In thousands)

NET INCOME ......................................................   $ 11,445    $ 19,937    $ 15,167
Other comprehensive income
   Unrealized income (loss) on securities available for sale ....      3,281        (206)     (1,641)
   Income tax provision (benefit) ...............................      1,308         (82)       (654)
                                                                    --------    --------    --------
                                                                       1,973        (124)       (987)
                                                                    --------    --------    --------
TOTAL COMPREHENSIVE INCOME ......................................   $ 13,418    $ 19,813    $ 14,180
                                                                    ========    ========    ========

See accompanying notes.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Holly Corporation, and its consolidated subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is principally an independent petroleum refiner, which produces high value refined products such as gasoline, diesel fuel and jet fuel. Navajo Refining Company ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD"), can process a variety of high sulfur (sour) crude oils and serves markets in the southwestern United States and northern Mexico. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a variety of high sulfur crude oils and which primarily serves markets in Montana. In conjunction with its refining operations, the Company operates approximately 1,700 miles of pipelines as part of its supply and distribution network of the refineries. In recent years, the Company has made an effort to develop and expand a pipeline transportation segment which generates revenues from unaffiliated parties. The pipeline transportation operations include approximately 1,300 miles of pipelines, of which approximately 800 miles are also used as part of the supply and distribution network of the Navajo Refinery. Additionally, the Company has a 25% interest in Rio Grande Pipeline Company, which provides transportation of liquid petroleum gases ("LPG") to northern Mexico, and a 50% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The Company also conducts a small-scale oil and gas exploration and production program and has a small investment in a joint venture operating retail gasoline stations and convenience stores in Montana.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, its subsidiaries and MRC. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES: Inventories are stated at the lower of cost, using the last-in, first-out ("LIFO") method for crude oil and refined products and the average cost method for materials and supplies, or market.

INVESTMENTS IN JOINT VENTURES: In fiscal 1996, the Company entered into a joint venture to transport liquid petroleum gas to Mexico. The Company has a 25% interest in the joint venture and accounts for earnings using the equity method.

In fiscal 1998, the Company invested in a joint venture (a limited liability company) to operate retail service stations and convenience stores in Montana. The Company has a 49% interest in the joint venture and accounts for earnings using the equity method. The Company has reserved approximately $800,000 related to the collectability of advances of $1,755,000 associated with this joint venture.

In July 2000, the Company entered into a joint venture to manufacture and market asphalt products from various terminals in Arizona and New Mexico. The Company has a 50% interest in the joint venture and accounts for earnings using the equity method. In addition to the cash investment and advances made of $3,282,000, the company contributed inventories with a net book value of $928,000 and properties with a net book value of $4,311,000. The Company is required to make additional contributions to the joint venture for each of the next ten years of up to $3,250,000 per year, contingent on the earnings level of the joint venture.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS IN EQUITY SECURITIES: Investments in equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses, net of tax, recorded as other comprehensive income.

REVENUE RECOGNITION: Refined product sales and related cost of sales are recognized when products are shipped to customers. Pipeline transportation revenues are recognized as products are shipped through Company operated pipelines. Crude oil buy/sell exchanges are customarily used in association with operation of the pipelines, with only the net differential of such transactions reflected as revenues. Additional pipeline transportation revenues result from the lease of an interest in the capacity of a Company operated pipeline, which is recognized over the term of the lease. All revenues are reported exclusive of excise taxes. Intercompany sales are eliminated in consolidation and were insignificant.

DEPRECIATION: Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 10 to 16 years for refining and pipeline facilities and 3 to 10 years for corporate and other assets.

TURNAROUND COSTS: Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at three to five year intervals. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround.

ENVIRONMENTAL COSTS: Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

OIL AND GAS EXPLORATION AND DEVELOPMENT: The Company accounts for the acquisition, exploration, development and production costs of its oil and gas activities using the successful efforts method of accounting. Lease acquisition costs are capitalized; undeveloped leases are written down when determined to be impaired and written off upon expiration or surrender. Geological and geophysical costs and delay rentals are expensed as incurred. Exploratory well costs are initially capitalized, but if the effort is unsuccessful, the costs are charged against earnings. Development costs, whether or not successful, are capitalized. Productive properties are stated at the lower of amortized cost or estimated realizable value of underlying proved oil and gas reserves. Depreciation, depletion and amortization of such properties is computed by the units-of-production method. At July 31, 2000, the Company did not own a material amount of proven reserves.

INCOME TAXES: Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes, using the liability method of accounting for income taxes. The liability method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

STOCK-BASED COMPENSATION: Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees." Under the intrinsic value method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE INSTRUMENTS: The Company periodically utilizes petroleum commodity futures contracts to reduce its exposure to the price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. No such contracts were outstanding at July 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of FASB 133. Effective August 1, 2000, the Company adopted SFAS No. 133. As of July 31, 2000, the Company did not hold any derivative instruments that would be covered under SFAS No. 133.

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: EARNINGS PER SHARE

Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income:

                                                        YEARS ENDED JULY 31,
                                                -------------------------------------
                                                  2000          1999           1998
                                                --------      --------       --------
                                                (In thousands, except per share data)

Net income ...............................      $11,445        $19,937        $15,167

Average number of shares of common
  stock outstanding ......................        8,065          8,254          8,254
Effect of dilutive stock options .........           --             --              4
                                                -------        -------        -------
Average number of shares of common
  stock outstanding assuming dilution ....        8,065          8,254          8,258
                                                =======        =======        =======

Income per share - basic .................      $  1.42        $  2.42        $  1.84
                                                =======        =======        =======

Income per share - diluted ...............      $  1.42        $  2.42        $  1.84
                                                =======        =======        =======

There were no transactions subsequent to July 31, 2000, which, had the transactions occurred before July 31, 2000, would materially change the number of common shares or potential common shares outstanding as of July 31, 2000.

NOTE 3: ACCOUNTS RECEIVABLE

                                              JULY 31,
                                      -----------------------
                                        2000           1999
                                      --------       --------
                                           (In thousands)

Product and transportation ....       $ 65,988       $ 47,832
Crude oil resales .............        123,978         75,670
                                      --------       --------
                                      $189,966       $123,502
                                      ========       ========

Crude oil resales accounts receivable represent the sell side of reciprocal crude oil buy/sell exchange arrangements, with an approximate like amount reflected in accounts payable. The net differential of these crude oil buy/sell exchanges involved in supplying crude oil to the refineries is reflected in cost of sales and results principally from crude oil type and location differences. The net differential of crude oil buy/sell exchanges involved in pipeline transportation is reflected in revenue, as the exchanges were entered into as a means to effect pipeline transportation fees.

The majority of the amounts are due from companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition and, in certain circumstances, collateral, such as letters of credit or guaranties, is required.

Credit losses are charged to income when accounts are deemed uncollectible and consistently have been minimal.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: INVENTORIES

                                                                           JULY 31,
                                                                  --------------------------
                                                                     2000             1999
                                                                  ---------        ---------
                                                                        (In thousands)

Crude oil and refined products ............................       $  49,340        $  47,364
Materials and supplies ....................................          10,193           10,553
                                                                  ---------        ---------
                                                                     59,533           57,917
Reserve for lower of cost or market .......................          (2,934)          (2,993)
                                                                  ---------        ---------
                                                                  $  56,599        $  54,924
                                                                  =========        =========

The excess of current cost over the LIFO value of inventory was $42,862,000 at July 31, 2000 and $11,416,000 at July 31, 1999.

NOTE 5: PROPERTIES, PLANTS AND EQUIPMENT

                                                                           JULY 31,
                                                                  --------------------------
                                                                     2000             1999
                                                                  ---------        ---------
                                                                        (In thousands)

Land, buildings and improvements ..........................       $  14,957        $  15,334
Refining facilities .......................................         196,952          195,202
Pipelines and terminals ...................................         100,070           89,481
Transportation vehicles ...................................          11,605           12,648
Oil and gas exploration and development ...................          21,243           21,689
Other fixed assets ........................................           6,381            5,481
Construction in progress ..................................           8,729           12,344
                                                                  ---------        ---------
                                                                    359,937          352,179
Accumulated depreciation, depletion and amortization ......        (184,628)        (171,285)
                                                                  ---------        ---------
                                                                  $ 175,309        $ 180,894
                                                                  =========        =========

NOTE 6: DEBT

                                                                           JULY 31,
                                                                  --------------------------
                                                                     2000             1999
                                                                  ---------        ---------
                                                                        (In thousands)
Senior Notes
  Series B ................................................       $   5,166        $  10,333
  Series C ................................................          33,429           39,000
  Series D ................................................          18,000           21,000
Other .....................................................              --                8
                                                                  ---------        ---------
                                                                     56,595           70,341
Current maturities of long-term debt ......................         (13,738)         (13,746)
                                                                  ---------        ---------
                                                                  $  42,857        $  56,595
                                                                  =========        =========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENIOR NOTES: In June 1991, the Company sold $80 million of Senior Notes to a group of insurance companies. The Series A Notes, which were issued in the principal amount of $28 million, were paid off in full in fiscal 1998. The Series B Notes, which were issued in the principal amount of $52 million, have a 10-year life, require equal annual principal payments beginning June 15, 1996 and bear interest at 10.16%. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. The $39 million Series C Notes have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at 7.62%. The $21 million Series D Notes, for which previously issued Series B Notes were exchanged, have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at an initial rate of 10.16%, with reductions to 7.82% for the periods subsequent to the original maturity dates of the exchanged Series B Notes; such rate was 8.275% as of July 31, 2000. The Senior Notes are unsecured and the note agreements impose certain restrictive covenants, including limitations on liens, additional indebtedness, sales of assets, investments, business combinations and dividends, which collectively are less restrictive than the terms of the bank Credit Agreement.

CREDIT AGREEMENT: In October 1997, the Company and its subsidiaries entered into a three-year credit agreement with a group of banks. In April 2000, a new credit agreement ("Credit Agreement") was entered into which effectively extended the expiration date of the previous agreement until October 2001 and made some modifications to the terms and conditions of the previous agreement. As of July 31, 2000, commitments under the Credit Agreement provided an $80 million facility for letters of credit or for direct borrowings of up to $40 million. In August 2000, another bank entered into the Credit Agreement that increased the amount available for letters of credit to $90 million and the amount available for direct borrowings to $45 million. Interest on borrowings is based upon, at the Company's option, (i) the higher of the agent bank's prime rate plus a margin ranging from .25% to 1% or the Federal funds rate plus .50% per annum; or
(ii) the London interbank offered rate ("LIBOR") plus a margin ranging from 1.25% to 2.5%. A fee ranging from 1.25% to 2.5% per annum is payable on the outstanding balance of all letters of credit and a commitment fee ranging from
 .30% to .50% per annum is payable on the unused portion of the facility. Such interest rate margins and fees are determined based on a quarterly calculation of the ratio of cash flow to debt of the Company. Until there is a satisfactory resolution of the Longhorn Suit (see Note 11), the minimum interest rate margins and fees will be near the highest amounts indicated. The borrowing base, which secures the facility, consists of accounts receivable and inventory, and at the option of the Company, cash and cash equivalents. The Credit Agreement imposes certain requirements, including: (i) a prohibition of other indebtedness in excess of $5 million with exceptions for, among other things, indebtedness under the Company's Senior Notes; (ii) maintenance of certain levels of net worth, working capital and a cash-flow-to-debt ratio; (iii) limitations on investments, capital expenditures and dividends; and (iv) a prohibition of changes in controlling ownership.

At July 31, 2000, the Company had outstanding letters of credit totalling $67,046,000, and no borrowings outstanding. The unused commitment under the Credit Agreement at July 31, 2000 was $12,954,000, which may be used for letters of credit or additional direct borrowings.

The average and maximum amounts outstanding and the effective average interest rate for borrowings under the Company's current and prior credit agreements were as follows:

                                                   YEARS ENDED JULY 31,
                                          --------------------------------------
                                            2000           1999           1998
                                          --------       --------       --------
                                                  (Dollars in thousands)

Average amount outstanding ...........    $   784        $10,028        $ 2,455
Maximum balance ......................    $11,000        $26,000        $23,700
Effective average interest rate ......        9.5%           7.9%           8.5%

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes and Credit Agreement restrict investments and distributions, including dividends. Under the most restrictive of these covenants, at July 31, 2000 approximately $11.6 million was available for the payment of dividends, subject to a maximum of $7 million per fiscal year.

Maturities of long-term debt for the next five fiscal years are as follows: 2001 -- $13,738,000; 2002 -- $8,571,000; 2003 -- $8,571,000; 2004 -- $8,571,000 and
2005 -- $8,571,000.

The Company made interest payments of $6,192,000 in 2000, $7,555,000 in 1999 and $8,239,000 in 1998.

Based on the borrowing rates that the Company believes would be available for replacement loans with similar terms and maturities of the debt of the Company now outstanding, the Company estimates fair value of long-term debt including current maturities to be $54.0 million at July 31, 2000.

NOTE 7: INCOME TAXES

The provision for income taxes is comprised of the following:

                                          YEARS ENDED JULY 31,
                                ----------------------------------------
                                  2000            1999            1998
                                --------        --------        --------
                                            (In thousands)

Current
  Federal ...............       $  9,166        $ 10,928        $  2,589
  State .................          2,153           2,561             532
Deferred
  Federal ...............         (3,302)           (223)          5,268
  State .................           (828)            (44)          1,310
                                --------        --------        --------
                                $  7,189        $ 13,222        $  9,699
                                ========        ========        ========

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

                                                                 YEARS ENDED JULY 31,
                                                       ----------------------------------------
                                                         2000            1999            1998
                                                       --------        --------        --------
                                                                    (In thousands)

Tax computed at statutory rate .....................   $  6,522        $ 11,606        $  8,703
State income taxes, net of federal tax benefit .....        908           1,617           1,212
Other ..............................................       (241)             (1)           (216)
                                                       --------        --------        --------
                                                       $  7,189        $ 13,222        $  9,699
                                                       ========        ========        ========

Prior to the acquisition of MRC by the Company, operations of the corporation that was the sole limited partner of MRC resulted in unused net operating loss carryforwards of approximately $9,000,000, which are expected to be available to the Company to a limited extent each year through 2006 based on the income of MRC. As of July 31, 2000, approximately $3,200,000 of these net operating loss carryforwards remain available to offset future income. For financial reporting purposes, the benefit of these net operating loss carryforwards is being offset against contingent future payments of up to $95,000 per year through 2005 relating to the acquisition of such corporation.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company's deferred income tax assets and liabilities as of July 31, 2000 and 1999 are as follows:

                                                                           JULY 31, 2000
                                                              ----------------------------------------
                                                               ASSETS       LIABILITIES        TOTAL
                                                              --------      -----------      ---------
                                                                          (In thousands)
Deferred taxes
  Accrued employee benefits ...........................       $  1,572       $     --        $  1,572
  Accrued postretirement benefits .....................          4,037             --           4,037
  Inventory valuation reserve .........................          1,170             --           1,170
  Deferred turnaround costs ...........................             --         (2,699)         (2,699)
  Pipeline lease ......................................            929             --             929
  Prepayments and other ...............................            288         (1,598)         (1,310)
                                                              --------       --------        --------
Total current .........................................          7,996         (4,297)          3,699
  Properties, plants and equipment (due primarily to
    tax in excess of book depreciation) ...............             --        (23,224)        (23,224)
  Deferred oil and gas costs ..........................          1,249             --           1,249
  Deferred turnaround costs ...........................             --         (1,097)         (1,097)
  Investments in equity securities ....................             --           (572)           (572)
  Investments in joint ventures .......................             --         (1,098)         (1,098)
  Other ...............................................            452           (893)           (441)
                                                              --------       --------        --------
Total noncurrent ......................................          1,701        (26,884)        (25,183)
                                                              --------       --------        --------
Total .................................................       $  9,697       $(31,181)       $(21,484)
                                                              ========       ========        ========

                                                                           JULY 31, 1999
                                                              ----------------------------------------
                                                               ASSETS       LIABILITIES        TOTAL
                                                              --------      -----------      ---------
                                                                          (In thousands)
Deferred taxes
  Accrued employee benefits .............................     $  1,393       $     --        $  1,393
  Accrued postretirement benefits .......................        1,180             --           1,180
  Inventory valuation reserve ...........................        1,193             --           1,193
  Deferred turnaround costs .............................           --         (2,532)         (2,532)
  Pipeline lease ........................................          779             --             779
  Prepayments and other .................................          169         (1,908)         (1,739)
                                                              --------       --------        --------
Total current ...........................................        4,714         (4,440)            274
  Properties, plants and equipment (due primarily to
    tax in excess of book depreciation) .................           --        (22,059)        (22,059)
  Deferred oil and gas costs ............................        1,134             --           1,134
  Deferred turnaround costs .............................           --         (2,917)         (2,917)
  Investments in equity securities ......................          736             --             736
  Investments in joint ventures .........................           --         (1,104)         (1,104)
  Other .................................................          407           (777)           (370)
                                                              --------       --------        --------
Total noncurrent ........................................        2,277        (26,857)        (24,580)
                                                              --------       --------        --------
Total ...................................................     $  6,991       $(31,297)       $(24,306)
                                                              ========       ========        ========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company made income tax payments of $13,301,000 in 2000, $4,816,000 in 1999 and $646,000 in 1998.

NOTE 8: STOCKHOLDERS' EQUITY

STOCK OPTION PLAN: The Company has a stock option plan under which certain officers and employees have been granted options. All of the options have been granted at prices equal to the market value of the shares at the time of grant and expire on the tenth anniversary of the grant date. The options are subject to forfeiture with vesting for all options outstanding at July 31, 1999 of 20% at the time of grant and 20% in each of the four years thereafter and vesting for all options issued subsequent to July 31, 1999 of 20% in each of the five years after the grant date. At July 31, 2000 and 1999, 751,500 shares of common stock were reserved for issuance under the stock option plan. Subsequent to July 31, 2000, the Company reserved for issuance under the stock option plan an additional 750,000 shares, subject to stockholders' approval.

The following summarizes stock option transactions:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                        SHARES         PRICE
                                                       --------       --------

Balance at July 31, 1997 ............................    25,000        $25.50
Granted .............................................   340,000         26.75
                                                       --------        ------
Balance at July 31, 1998 ............................   365,000         26.67
Forfeited ...........................................   (25,000)        25.50
                                                       --------        ------
Balance at July 31, 1999 ............................   340,000         26.75
Granted .............................................   395,000         13.90
Forfeited ...........................................   (52,000)        18.17
                                                       --------        ------
Balance at July 31, 2000 ............................   683,000        $19.97
                                                       ========        ======

Options exercisable at July 31,
  2000 ..............................................   195,000        $26.75
  1999 ..............................................   136,000        $26.75
  1998 ..............................................    76,333        $26.61

The following summarizes information about stock options outstanding at July 31, 2000:

                                    OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           ------------------------------------    -----------------------
                                          WEIGHTED
                                           AVERAGE     WEIGHTED                   WEIGHTED
                                          REMAINING    AVERAGE                    AVERAGE
                             NUMBER      CONTRACTUAL   EXERCISE      NUMBER       EXERCISE
Range of Exercise Price    OUTSTANDING      LIFE        PRICE      EXERCISABLE     PRICE
-----------------------    -----------   -----------   --------    -----------    --------

$10.125 - $14.00 ......      360,000          9.2       $13.90            --       $   --
$26.75 ................      323,000          7.6        26.75       195,000        26.75
                             -------       ------       ------       -------       ------
$10.125 - $26.75 ......      683,000          8.5       $19.97       195,000       $26.75
                             =======       ======       ======       =======       ======

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by SFAS No. 123, the Company has determined pro-forma information as if it had accounted for stock options granted under the fair value method of SFAS No. 123. The weighted-average fair value of options granted was $3.72 in 2000 and $6.02 in 1998. The Black-Scholes option pricing model was used to estimate the fair value of options at the respective grant date with the following weighted-average assumptions:

                                                                    YEARS ENDED JULY 31,
                                                               ------------------------------
                                                                2000         1999      1998
                                                               -------      ------    -------

Risk-free interest rates .................................        6.0%         --        5.7%
Dividend yield ...........................................        3.0%         --        2.2%
Expected common stock market price voliatility factor ....       27.0%         --         17%
Weighted-average expected life of options ................     6 years         --     6 years

The pro-forma effect of these options on net income and basic and diluted income per share is as follows:

                                                                YEARS ENDED JULY 31,
                                                    --------------------------------------------
                                                       2000             1999             1998
                                                    ----------       ----------       ----------
                                                          (In thousands, except share data)
Net income
  As reported ...............................       $   11,445       $   19,937       $   15,167
  Pro forma .................................       $   11,001       $   19,638       $   14,991
Net income per share (basic and diluted)
  As reported ...............................       $     1.42       $     2.42       $     1.84
  Pro forma .................................       $     1.36       $     2.38       $     1.82

COMMON STOCK REPURCHASE: On April 18, 2000, the Company repurchased 702,700 shares of its outstanding common stock, for $7,224,000, or approximately $10.28 per share. The repurchase, which was made from an institutional shareholder, was funded from existing working capital.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: RETIREMENT PLANS

VOLUNTARY EARLY RETIREMENT PROGRAM: As part of the Company's cost reduction and production efficiency program initiated in the fourth quarter of fiscal 2000, a voluntary early retirement package was offered to eligible employees. Prior to July 31, 2000, a total of 55 employees elected to retire under this program. Most of the employees are at Navajo, which is the Company's largest operating subsidiary. The Company has recorded a charge of $6,783,000 as of July 31, 2000 relating to the voluntary early retirement program. The charge was based on estimates of the cost for the early retirement program, consisting of an enhancement to the Company's Retirement Plan and the Company's agreement to allow employees retiring under the program to continue coverage at a reduced cost under Company group medical plans until normal retirement age. The termination date for each of the employees, is to be determined by the Company and will be prior to July 31, 2001.

RETIREMENT PLAN: The Company has a non-contributory defined benefit retirement plan that covers substantially all employees. The Company's policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee's years of service and compensation.

The following table sets forth the changes in the benefit obligation and plan assets of the Company's retirement plan for the years ended July 31, 2000 and 1999:

                                                                             JULY 31,
                                                                    -------------------------
                                                                      2000            1999
                                                                    ---------       ---------
                                                                         (In thousands)

Change in plan's benefit obligation
  Pension plan's benefit obligation - beginning of year .....       $ 33,961        $ 33,867
  Service cost ..............................................          1,544           1,605
  Interest cost .............................................          2,469           2,343
  Benefits paid .............................................         (1,831)         (1,337)
  Actuarial (gain) loss .....................................         (1,720)         (2,517)
  Special early retirement charge ...........................          3,923              --
                                                                    --------        --------
  Pension plan's benefit obligation - end of year ...........         38,346          33,961

Change in pension plan assets
  Fair value of plan assets - beginning of year .............         40,388          37,818
  Actual return (loss) on plan assets .......................         (4,288)          3,907
  Benefits paid .............................................         (1,831)         (1,337)
  Employer contributions ....................................             --              --
                                                                    --------        --------
  Fair value of plan assets - end of year ...................         34,269          40,388

Reconciliation of funded status
  Funded status .............................................         (4,077)          6,427
  Unrecognized net gain .....................................         (1,445)         (7,654)
  Unrecognized transition net asset .........................           (158)           (371)
                                                                    --------        --------
  Accrued pension liability recognized on the
    consolidated balance sheet ..............................       $ (5,680)       $ (1,598)
                                                                    ========        ========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic pension expense consisted of the following components:

                                                                    YEARS ENDED JULY 31,
                                                           --------------------------------------
                                                             2000           1999           1998
                                                           --------       --------       --------
                                                                   (Dollars in thousands)

Service cost - benefit earned during the year ......       $ 1,544        $ 1,605        $ 1,257
Interest cost on projected benefit obligations .....         2,469          2,343          2,267
Expected return on plan assets .....................        (3,377)        (3,164)        (2,996)
Recognized actuarial gain ..........................          (265)           (29)          (290)
Amortization of transition asset ...................          (213)          (213)          (213)
                                                           -------        -------        -------
Net periodic pension expense .......................       $   158        $   542        $    25
                                                           =======        =======        =======

The principal actuarial assumptions as of July 31 were:

                                                                            YEARS ENDED JULY 31,
                                                                  ---------------------------------------
                                                                   2000            1999             1998
                                                                  ------          ------           ------

Discount rate..................................................    7.75%           7.50%            7.00%
Rate of future compensation increases..........................    5.00%           5.00%            5.00%
Expected long-term rate of return on assets....................    8.50%           8.50%            8.50%

Pension costs are determined using assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

At July 31, 2000, approximately 66% of plan assets is invested in equity securities and 34% is invested in fixed income securities and other instruments.

RETIREMENT RESTORATION PLAN: The Company has adopted an unfunded retirement restoration plan that provides for additional payments from the Company so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. The Company expensed $311,000 in 2000, $320,000 in 1999 and $297,000 in 1998 in connection with this plan. The accrued liability recognized in the consolidated balance sheet was $1,722,000 at July 31, 2000 and $1,555,000 at July 31, 1999.

DEFINED CONTRIBUTION PLANS: The Company has defined contribution ("401(k)") plans that cover substantially all employees. Company contributions are based on employee's compensation and partially match employee contributions. The Company has expensed $1,224,000 in 2000, $1,160,000 in 1999 and $1,058,000 in 1998 in
connection with these plans.

POSTRETIREMENT MEDICAL PLAN: The Company has adopted an unfunded postretirement medical plan as part of the voluntary early retirement program offered to eligible employees. As part of the early retirement program, the Company agreed to allow retiring employees to continue coverage at a reduced cost under Company group medical plans until normal retirement age. At July 31, 2000, the Company recorded a charge of $2,860,000 in connection with this plan.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: LEASE COMMITMENTS

The Company leases certain facilities, pipelines and equipment under operating leases, most of which contain renewal options. At July 31, 2000, the minimum future rental commitments under operating leases having noncancellable lease terms in excess of one year total in the aggregate $38,025,000, of which the following amounts are payable over the next five years: 2001 -- $5,579,000; 2002 -- $5,636,000; 2003 -- $5,475,000; 2004 -- $5,469,000 and 2005 -- $5,413,000.
Rental expense charged to operations was $7,131,000 in 2000, $7,165,000 in 1999 and $7,165,000 in 1998.

NOTE 11: CONTINGENCIES

In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for an Environmental Assessment of the Longhorn Pipeline. In early October 2000, the Company filed an amended motion for summary judgment, amending a motion for summary judgment originally filed in February 2000, seeking a court ruling that would terminate this litigation. A hearing on the Company's amended motion for summary judgment is currently scheduled for early January 2001. A motion filed by the Company to transfer the venue for trial of the case from the El Paso court to another Texas court has been pending since May 2000, and no hearing on this motion is currently scheduled. The Company believes that the Longhorn Suit is wholly without merit and plans to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on the Company's financial condition, results of operations or cash flows.

NOTE 12: SEGMENT INFORMATION

The Company has two major business segments: Refining and Pipeline Transportation. The Refining segment is engaged in the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes the Company's Navajo Refinery and Montana Refinery. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes the equity earnings from the Company's 50% interest in NK Asphalt Partners, which manufacturers and markets asphalt and asphalt products in Arizona and New Mexico. The Pipeline Transportation segment includes approximately 1,300 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. The Pipeline Transportation segment also includes the equity earnings from the Company's 25% interest in Rio Grande Pipeline Company, which provides petroleum products transportation. Operations of the Company that are not included in the two reportable segments are included in Corporate and other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas exploration and production program, a small equity investment in retail gasoline stations and convenience stores and the voluntary early retirement charge in fiscal 2000.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest, taxes and depreciation and amortization (EBITDA). The Company's reportable segments are strategic business units that offer different products and services.

                                                                        TOTAL FOR
                                                           PIPELINE     REPORTABLE    CORPORATE    CONSOLIDATED
                                              REFINING  TRANSPORTATION   SEGMENTS      & OTHER        TOTAL
                                              --------  --------------  ----------    ---------    ------------
                                                                           (In thousands)

YEAR ENDED JULY 31, 2000
  Sales and other revenues ..............     $947,317     $ 14,861      $962,178     $  3,768      $965,946
  EBITDA ................................     $ 52,544     $ 10,461      $ 63,005     $(11,722)     $ 51,283
  Income (loss) from operations .........     $ 25,480     $  7,859      $ 33,339     $(13,338)     $ 20,001
  Income (loss) before income taxes .....     $ 27,487     $  9,210      $ 36,697     $(18,063)     $ 18,634
  Total assets ..........................     $426,394     $ 20,941      $447,335     $ 17,027      $464,362

YEAR ENDED JULY 31, 1999
  Sales and other revenues ..............     $582,172     $ 11,936      $594,108     $  3,878      $597,986
  EBITDA ................................     $ 63,685     $  9,881      $ 73,566     $ (6,270)     $ 67,296
  Income (loss) from operations .........     $ 42,118     $  6,552      $ 48,670     $ (9,697)     $ 38,973
  Income (loss) before income taxes .....     $ 41,760     $  8,859      $ 50,619     $(17,460)     $ 33,159
  Total assets ..........................     $360,111     $ 21,559      $381,670     $  9,312      $390,982

YEAR ENDED JULY 31, 1998
  Sales and other revenues ..............     $582,277     $    695      $582,972     $  7,327      $590,299
  EBITDA ................................     $ 56,973     $  2,140      $ 59,113     $ (2,143)     $ 56,970
  Income (loss) from operations .........     $ 38,290     $    302      $ 38,592     $ (5,827)     $ 32,765
  Income (loss) before income taxes .....     $ 37,872     $  2,068      $ 39,940     $(15,074)     $ 24,866
  Total assets ..........................     $318,825     $ 16,386      $335,211     $ 14,646      $349,857

NOTE 13: SIGNIFICANT CUSTOMERS

All revenues were domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico by the Refining segment. The export sales were to an affiliate of PEMEX (the government-owned energy company of Mexico) and accounted for approximately $100,000,000 (10%) of the Company's revenues for fiscal 2000, $57,000,000 (10%) of revenues for fiscal 1999 and $53,000,000 (9%) of revenues for fiscal 1998. Sales of military jet fuel to the United States Government by the Refining segment accounted for approximately $90,000,000 (9%) of the Company's revenues for fiscal 2000, $56,000,000 (9%) of revenues for fiscal 1999 and $56,000,000 (10%) of revenues for fiscal 1998. In addition to the United States Government and PEMEX, other significant sales by the Refining segment were made to two petroleum companies, one of which accounted for approximately $143,000,000 (15%) of the Company's revenues in fiscal 2000 and $76,000,000
(13%) of revenues in fiscal 1999, and the other accounted for $109,000,000 (11%) of the Company's revenues in fiscal 2000, $92,000,000 (15%) of revenues for fiscal 1999 and $102,000,000 (17%) of revenues in fiscal 1998. The Company believes that a loss of, or reduction in amounts purchased by, major current purchasers that resell to retail customers would not have a material adverse effect on the Company, since the Company's sales volumes with respect to products whose end-users are retail customers appear to have been historically more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser.

NOTE 14: OTHER INCOME (EXPENSE)

The Company agreed in fiscal 2000 to terminate a long-term sulfur recovery agreement with an unaffiliated party. As compensation for the termination of the agreement, the Company will be paid $2,200,000, which was recorded as income in fiscal 2000.

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

NOTE 15: QUARTERLY INFORMATION (UNAUDITED)

                                                FIRST        SECOND          THIRD        FOURTH
                                               QUARTER       QUARTER        QUARTER       QUARTER        YEAR
                                              ---------     ----------     ---------     ---------     ---------
                                                         (In thousands, except share and barrel data)

FINANCIAL DATA
YEAR ENDED JULY 31, 2000
  Sales and other revenues ..............     $ 200,631     $ 218,424      $ 256,940     $ 289,951     $ 965,946
  Operating costs and expenses ..........     $ 194,656     $ 225,120      $ 242,578     $ 283,591     $ 945,945
  Income (loss) from operations .........     $   5,975     $  (6,696)     $  14,362     $   6,360     $  20,001
  Income (loss) before income taxes .....     $   5,309     $  (8,068)     $  13,445     $   7,948     $  18,634
  Net income (loss) .....................     $   3,226     $  (4,903)     $   8,171     $   4,951     $  11,445
  Net income (loss) per common
    share (basic and diluted) ...........     $    0.39     $   (0.59)     $    1.00     $    0.66     $    1.42
  Dividends per common share ............     $    0.17     $    0.17      $    0.17     $    0.17     $    0.68
  Average number of shares of
    common stock outstanding ............         8,254         8,254          8,207         7,551         8,065

YEAR ENDED JULY 31, 1999
  Sales and other revenues ..............     $ 142,995     $ 120,684      $ 143,375     $ 190,932     $ 597,986
  Operating costs and expenses ..........     $ 137,217     $ 122,449      $ 126,915     $ 172,432     $ 559,013
  Income (loss) from operations .........     $   5,778     $  (1,765)     $  16,460     $  18,500     $  38,973
  Income (loss) before income taxes .....     $   4,291     $  (2,962)     $  14,668     $  17,162     $  33,159
  Net income (loss) .....................     $   2,618     $  (1,807)     $   8,787     $  10,339     $  19,937
  Net income (loss) per common
    share (basic and diluted) ...........     $    0.32     $   (0.22)     $    1.06     $    1.26     $    2.42
  Dividends per common share ............     $    0.16     $    0.16      $    0.16     $    0.16     $    0.64
  Average number of shares of
    common stock outstanding ............         8,254         8,254          8,254         8,254         8,254

OPERATING DATA (BARRELS-PER-DAY)
YEAR ENDED JULY 31, 2000
  Sales of refined products..............        74,600        76,100         76,700        82,900        77,600
  Refinery production....................        67,500        72,700         70,300        72,700        70,800

YEAR ENDED JULY 31, 1999
  Sales of refined products..............        77,200        72,300         72,800        79,000        75,400
  Refinery production....................        71,200        70,000         69,200        72,300        70,700

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreement with, its independent certified public accountants on matters involving accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 2000 which will be filed within 120 days of July 31, 2000 (the "Proxy Statement").

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

  (1) Index to Consolidated Financial Statements

                                                                        Page in
                                                                       Form 10-K
                                                                       ---------

Report of Independent Auditors .........................................  30

Consolidated Balance Sheet at
  July 31, 2000 and 1999 ...............................................  31
Consolidated Statement of Income for
  the years ended July 31, 2000,
  1999, and 1998 .......................................................  32
Consolidated Statement of Cash Flows
  for the years ended July 31, 2000,
  1999, and 1998 .......................................................  33
Consolidated Statement of Stockholders'
  Equity for the years ended July 31,
  2000, 1999 and 1998 ..................................................  34
Consolidated Statement of Comprehensive
  Income for the years ended July 31,
  2000, 1999 and 1998 ..................................................  35
Notes to Consolidated Financial
  Statements ...........................................................  36

  (2) Index to Consolidated Financial Statement Schedules

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

  (3) Exhibits

     See Index to Exhibits on pages 56 to 58.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the Company's fourth quarter that ended July 31, 2000.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       HOLLY CORPORATION
                                       (Registrant)



                                       /s/ Lamar Norsworthy
                                       --------------------------------
                                            Lamar Norsworthy
                                            Chairman of the Board
                                            and Chief Executive Officer

Date: October 26, 2000


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND AS OF THE DATE INDICATED.


         SIGNATURE                        CAPACITY                      DATE
         ---------                        --------                      ----

/s/ Lamar Norsworthy           Chairman of Board of Directors     October 26, 2000
---------------------------    and Chief Executive Officer
  Lamar Norsworthy             of the Company



/s/ Matthew P. Clifton         President and Director             October 26, 2000
---------------------------
  Matthew P. Clifton


/s/ Kathryn H. Walker          Vice President, Accounting         October 26, 2000
---------------------------    (Principal Accounting Officer)
  Kathryn H. Walker


/s/ Stephen J. McDonnell       Vice President, Finance            October 26, 2000
---------------------------    and Corporate Development
  Stephen J. McDonnell         (Principal Financial Officer)



/s/ Scott C. Surplus           Vice President, Treasury and Tax   October 26, 2000
---------------------------
  Scott C. Surplus

         SIGNATURE                        CAPACITY                      DATE
         ---------                        --------                      ----

/s/ W. John Glancy             Vice President, General Counsel,   October 26, 2000
---------------------------    Secretary and Director
  W. John Glancy


s/ William J. Gray             Director                           October 26, 2000
---------------------------
  William J. Gray


/s/ Marcus R. Hickerson        Director                           October 26, 2000
---------------------------
  Marcus R. Hickerson


/s/ A. J. Losee                Director                           October 26, 2000
---------------------------
  A. J. Losee


/s/ Robert G. McKenzie         Director                           October 26, 2000
---------------------------
  Robert G. McKenzie


/s/ Thomas K. Matthews, II     Director                           October 26, 2000
---------------------------
  Thomas K. Matthews, II


/s/ Jack P. Reid               Director                           October 26, 2000
---------------------------
  Jack P. Reid

                                HOLLY CORPORATION

                                INDEX TO EXHIBITS


            (Exhibits are numbered to correspond to the exhibit table
                         in Item 601 of Regulation S-K)

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 3.1              Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to
                  Exhibit 3(a), of Amendment No. 1 dated December 13, 1988 to Registrant's Annual Report on Form 10-K
                  for its fiscal year ended July 31, 1988, File No. 1-3876).

 3.2              By-Laws of the Registrant, as amended (incorporated by reference to Exhibit 3(b) of Registrant's
                  Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

 3.3              Section 5, Article II of the By-Laws of the Registrant (as amended September 22, 2000).

 4.1              10.16% Series B Senior Note of Holly Corporation, dated as of June 26, 1991, to New York Life
                  Insurance Company with schedule attached thereto of seven other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.2 of
                  Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

 4.2              7.62% Series C Senior Note of Holly Corporation, dated as of November 21, 1995, to John Hancock Mutual
                  Life Insurance Company, with schedule attached thereto of five other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File
                  No. 1-3876).

 4.3              Series D Senior Note of Holly Corporation, dated as of November 21, 1995, to John Hancock Mutual Life
                  Insurance Company, with schedule attached thereto of three other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.5 of
                  Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No.
                  1-3876).

 4.4              Note Agreement of Holly Corporation, dated as of June 15, 1991, to John Hancock Mutual Life Insurance
                  Company, with schedule attached thereto of eleven other substantially identical Note Agreements which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.8 of
                  Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

 4.5              Note Agreement of Holly Corporation, dated as of November 15, 1995, to John Hancock Mutual Life
                  Insurance Company, with schedule attached thereto of five other substantially identical Note
                  Agreements which differ only in the respects set forth in such schedule (incorporated by reference to
                  Exhibit 4.6 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31,
                  1995, File No. 1-3876).

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 4.6              Guaranty, dated as of June 15, 1991, of Navajo Refining Company, Navajo Pipeline Co., Midland-Lea,
                  Inc., and Lea Refining Company in favor of Kentucky Central Life Insurance Company, Pan-American Life
                  Insurance Company, American International Life Assurance Company of New York, Safeco Life Insurance
                  Company, The Manhattan Life Insurance Company, The Union Central Life Insurance Company, The Penn
                  Insurance and Annuity Company, The Penn Mutual Life Insurance Company, Confederation Life Insurance
                  Company, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and
                  New York Life Insurance Company (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-K dated June 26, 1991, File No. 1-3876).

 4.7              Guaranty, dated as of November 1, 1995, of Navajo Crude Oil Marketing and Navajo Western Asphalt
                  Company in favor of New York Life Insurance, John Hancock Mutual Life Insurance Company, John Hancock
                  Variable Life Insurance Company, Confederation Life Insurance Company, The Penn Insurance and Annuity
                  Company, The Penn Mutual Life Insurance Company, The Manhattan Life Insurance Company, The Union
                  Central Life Insurance Company, Safeco Life Insurance Company, American International Life Assurance
                  Company of New York, Pan-American Life Insurance Company and Jefferson-Pilot Life Insurance Company
                  (incorporated by reference to Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the
                  quarterly period ended October 31, 1995, File No. 1-3876).

 4.8              Guaranty, dated as of November 15, 1995, of Navajo Refining Company, Navajo Pipeline Company, Lea
                  Refining Company, Navajo Holdings, Inc., Navajo Western Asphalt Company and Navajo Crude Oil Marketing
                  Company in favor of John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance
                  Company, Alexander Hamilton Life Insurance Company of America, The Penn Mutual Life Insurance Company,
                  AIG Life Insurance Company and Pan-American Life Insurance Company (incorporated by reference to
                  Exhibit 4.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31,
                  1995, File No. 1-3876).

 4.9              Guaranty, dated as of October 10, 1997, of Navajo Corp., Navajo Southern, Inc., Navajo Crude Oil
                  Purchasing, Inc. and Lorefco, Inc in favor of the Holders to the Note Agreements dated as of June 15,
                  1991 (incorporated by reference to Exhibit 4.28 of Registrant's Annual Report on Form 10-K for its
                  fiscal year ended July 31, 1997, File No. 1-3876).

 4.10             Guaranty, dated as of October 10, 1997, of Navajo Corp., Navajo Southern, Inc., Navajo Crude Oil
                  Purchasing, Inc. and Lorefco, Inc in favor of the Holders to the Note Agreements dated as of November
                  15, 1995 (incorporated by reference to Exhibit 4.29 of Registrant's Annual Report on Form 10-K for its
                  fiscal year ended July 31, 1997, File No. 1-3876).

 4.11             Letter of Consent, Waiver and Amendment, dated as of November 15, 1995, among Holly Corporation, and
                  New York Life Insurance Company, John Hancock Mutual Life Insurance Company, John Hancock Variable
                  Life Insurance Company, Confederation Life Insurance Company, The Penn Insurance and Annuity Company,
                  The Penn Mutual Life Insurance Company, The Manhattan Life Insurance Company, The Union Central Life
                  Insurance Company, Safeco Life Insurance Company, American International Life Assurance Company of New
                  York, Pan-American Life Insurance Company and Jefferson-Pilot Life Insurance Company (incorporated by reference to Exhibit 4.3 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
                  October 31, 1995, File No. 1-3876).

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 4.12             $100,000,000 Amended and Restated Credit and Reimbursement Agreement, dated as of April 14, 2000, among Holly Corporation, Navajo Refining Company, Black Eagle, Inc., Navajo Corp., Navajo Southern,
                  Inc., Navajo Northern, Inc., Lorefco, Inc., Navajo Crude Oil Purchasing, Inc., Navajo Holdings, Inc.,
                  Holly Petroleum, Inc., Navajo Pipeline Co., Lea Refining Company, Navajo Western Asphalt Company and
                  Montana Refining Company, A Partnership, as Borrowers and Guarantors, the Banks listed herein,
                  Canadian Imperial Bank of Commerce, as Administrative Agent, CIBC Inc., as Collateral Agent, Fleet
                  National Bank, as Collateral Monitor and Documentation Agent and CIBC World Markets Corp., as sole
                  Lead Arranger and Bookrunner, with schedules and exhibits (incorporated by reference to Exhibit 4 of
                  Registrant's Quarterly Report on Form 10-Q for its quarterly period ended April 30, 2000, File No.
                  1-3876).

 4.13             Amendment No. 1 dated as of July 14, 2000, of Amended and Restated Credit Agreement dated as of April
                  14, 2000.

 4.14             Agreement of Increased Commitment as of August 2, 2000, of Amended and Restated Credit Agreement dated as of April 14, 2000.

 4.15             Letter Agreement as of August 2, 2000, with respect to the Amended and Restated Credit Agreement dated as of April 14, 2000.

 4.16             Holly Corporation Stock Option Plan - As adopted at the Annual Meeting of Stockholders of Holly
                  Corporation on December 13, 1990 (incorporated by reference to Exhibit 4(i) of Registrant's Annual
                  Report on Form 10-K for its fiscal year ended July 31, 1991, File No. 1-3876).

 10.1             Supplemental Payment Agreement, dated as of July 8, 1993, between Lamar Norsworthy and Holly
                  Corporation (incorporated by reference to Exhibit 10(a) of Registrant's Annual Report on Form 10-K for
                  its fiscal year ended July 31, 1993, File No. 1-3876).

 10.2             Supplemental Payment Agreement, dated as of July 8, 1993, between Jack P. Reid and Holly Corporation
                  (incorporated by reference to Exhibit 10(b) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No. 1-3876).

 10.3             Consulting Agreement and Release, effective as of October 1, 1999, between William J. Gray and Holly
                  Corporation (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-K
                  for its fiscal year ended July 31, 1999, File No. 1-3876).

 10.4             Consulting Agreement and Release, effective as of August 1, 1999 between Jack P. Reid and Holly
                  Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q
                  for its quarterly period ended October 31, 1999, File No. 1-3876).

 21               Subsidiaries of Registrant

 23               Consent of Independent Auditors

 27               Financial Data Schedule