Form 10-Q
period 2000-10-31
HOLLY CORP
filed 2000-12-15
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 2000
                               --------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                       ------

                                HOLLY CORPORATION
             ------------------------------------------------------
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

7,550,814 shares of Common Stock, par value $.01 per share, were outstanding on December 11, 2000.

                                HOLLY CORPORATION
                                      INDEX

                                                                       Page No.
                                                                       --------
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheet - (Unaudited)
         October 31, 2000 and July 31, 2000                                3

      Consolidated Statement of Income (Unaudited) -
         Three Months Ended October 31, 2000 and 1999                      4

      Consolidated Statement of Cash Flows (Unaudited) -
         Three Months Ended October 31, 2000 and 1999                      5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months Ended October 31, 2000 and 1999                      6

      Notes to Consolidated Financial Statements (Unaudited)               7

   Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

   Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                         20

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                              21

   Item 4. Submission of Matters to a Vote of Security Holders            22

   Item 6. Exhibits and Reports on Form 8-K                               23



This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 10.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited


                                                                                       OCTOBER 31,         JULY 31,
                                                                                          2000               2000
                                                                                       -----------         --------
                ASSETS                                                                          (In thousands)
CURRENT ASSETS
   Cash and cash equivalents...................................................         $  33,595          $   3,628

   Accounts receivable:      Product...........................................            69,532             65,988
                             Crude oil resales.................................           134,449            123,978
                                                                                        ---------          ---------
                                                                                          203,981            189,966

   Inventories:              Crude oil and refined products....................            49,330             49,340
                             Materials and supplies............................            10,008             10,193
                             Reserve for lower of cost or market...............            (2,934)            (2,934)
                                                                                        ---------          ---------
                                                                                           56,404             56,599
   Prepayments and other.......................................................            14,850             16,911
                                                                                        ---------          ---------
        TOTAL CURRENT ASSETS                                                              308,830            267,104

Properties, plants and equipment, at cost......................................           364,887            359,937
Less accumulated depreciation, depletion and amortization......................          (188,860)          (184,628)
                                                                                        ---------          ---------
                                                                                          176,027            175,309
Investments in and advances to joint ventures..................................            13,865             11,749
Other assets...................................................................             8,012             10,200
                                                                                        ---------          ---------
        TOTAL ASSETS...........................................................         $ 506,734          $ 464,362
                                                                                        =========          =========


                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable............................................................         $ 237,326          $ 223,870
   Accrued liabilities.........................................................            26,325             22,956
   Income taxes payable........................................................            14,124              6,177
   Current maturities of long-term debt........................................            13,738             13,738
                                                                                        ---------          ---------
        TOTAL CURRENT LIABILITIES..............................................           291,513            266,741
Deferred income taxes..........................................................            24,846             25,183
Long-term debt, less current maturities........................................            42,857             42,857
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized;
       none issued.............................................................                --                 --
   Common stock, $.01 par value - 20,000,000 shares authorized;
       8,650,282 shares issued.................................................                87                 87
   Additional capital..........................................................             6,132              6,132
   Retained earnings...........................................................           149,346            130,293
                                                                                        ---------          ---------
                                                                                          155,565            136,512
   Common stock held in treasury, at cost - 1,099,468 shares...................            (7,793)            (7,793)
   Other comprehensive income (loss)...........................................              (254)               862
                                                                                        ---------          ---------
        TOTAL STOCKHOLDERS' EQUITY.............................................           147,518            129,581
                                                                                        ---------          ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................         $ 506,734          $ 464,362
                                                                                        =========          =========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited



                                                                        THREE MONTHS ENDED
                                                                            OCTOBER 31,
                                                              -------------------------------------
                                                                    2000                1999
                                                              ----------------    -----------------
                                                              (In thousands, except per share data)

SALES AND OTHER REVENUES .................................     $       325,963      $       200,631

OPERATING COSTS AND EXPENSES
   Cost of products sold .................................             254,235              159,830
   Operating expenses ....................................              24,382               23,239
   Selling, general and administrative expenses ..........               6,973                4,868
   Depreciation, depletion and amortization ..............               6,552                6,416
   Exploration expenses, including dry holes .............                 234                  303
                                                               ---------------      ---------------
        TOTAL OPERATING COSTS AND EXPENSES ...............             292,376              194,656
                                                               ---------------      ---------------
INCOME FROM OPERATIONS ...................................              33,587                5,975

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ..................               1,067                  631
   Interest income .......................................                 576                  264
   Interest expense ......................................              (1,436)              (1,561)
                                                               ---------------      ---------------
                                                                           207                 (666)
                                                               ---------------      ---------------
INCOME BEFORE INCOME TAXES ...............................              33,794                5,309

Income tax provision (benefit)
   Current ...............................................              13,013                2,332
   Deferred ..............................................                 369                 (249)
                                                               ---------------      ---------------
                                                                        13,382                2,083
                                                               ---------------      ---------------
NET INCOME ...............................................     $        20,412      $         3,226
                                                               ===============      ===============


NET INCOME PER COMMON SHARE (basic and diluted) ..........     $          2.70      $          0.39
                                                               ===============      ===============

CASH DIVIDENDS PAID PER COMMON SHARE .....................     $          0.18      $          0.17
                                                               ===============      ===============

AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING .....               7,551                8,254
                                                               ===============      ===============

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                     THREE MONTHS ENDED
                                                                         OCTOBER 31,
                                                                 --------------------------
                                                                    2000            1999
                                                                 ----------      ----------
                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................     $   20,412      $    3,226
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ............          6,552           6,416
       Deferred income taxes ...............................            369            (249)
       Equity in earnings of joint ventures ................         (1,067)           (631)
       (Increase) decrease in current assets
         Accounts receivable ...............................        (14,015)        (20,823)
         Inventories .......................................            195           4,945
         Prepayments and other .............................            667            (129)
       Increase (decrease) in current liabilities
         Accounts payable ..................................         13,456          23,787
         Accrued liabilities ...............................          3,369           1,745
         Income taxes payable ..............................          7,947          (4,897)
       Turnaround expenditures .............................           (471)             --
       Other, net ..........................................            164            (181)
                                                                 ----------      ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ..........         37,578          13,209

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt issuance costs .....................................            (50)             --
   Cash dividends ..........................................         (1,359)         (1,403)
                                                                 ----------      ----------
        NET CASH USED FOR FINANCING ACTIVITIES .............         (1,409)         (1,403)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ...........         (5,153)         (5,994)
   Investments and advances to joint ventures ..............         (1,049)             --
   Distributions from joint venture ........................             --             750
                                                                 ----------      ----------
        NET CASH USED FOR INVESTING ACTIVITIES .............         (6,202)         (5,244)
                                                                 ----------      ----------

CASH AND CASH EQUIVALENTS
   INCREASE FOR THE PERIOD .................................         29,967           6,562
   Beginning of year .......................................          3,628           4,194
                                                                 ----------      ----------
   END OF PERIOD ...........................................     $   33,595      $   10,756
                                                                 ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ...........................................     $      363      $      267
        Income taxes .......................................     $    5,023      $    7,205

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited




                                                                          THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                      --------------------------
                                                                         2000            1999
                                                                      ----------      ----------
                                                                            (In thousands)

NET INCOME ......................................................     $   20,412      $    3,226
Other comprehensive income
   Unrealized income (loss) on securities available for sale ....         (1,856)            525
   Income tax provision (benefit) ...............................           (740)            217
                                                                      ----------      ----------
                                                                          (1,116)            308
                                                                      ----------      ----------
TOTAL COMPREHENSIVE INCOME ......................................     $   19,296      $    3,534
                                                                      ==========      ==========

See accompanying notes.

                                HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

         In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 31, 2000, the consolidated results of operations and comprehensive income for the three months ended October 31, 2000 and 1999, and consolidated cash flows for the three months ended October 31, 2000 and 1999.

         Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

         References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first three months of fiscal 2001 are not necessarily indicative of the results to be expected for the full year.

Note B - New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of FASB 133. Effective as of August 1, 2000, the Company adopted SFAS No. 133. During the three months ended October 31, 2000, the Company did not hold any derivative instruments that would be covered under SFAS No. 133.

                                HOLLY CORPORATION




Note C - Segment Information

         The Company has two major business segments: Refining and Pipeline Transportation. The Refining segment is engaged in the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes the Company's Navajo Refinery and Montana Refinery. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes the equity earnings from the Company's 50% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The Pipeline Transportation segment includes approximately 1,300 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. The Pipeline Transportation segment also includes the equity earnings from the Company's 25% interest in Rio Grande Pipeline Company, which provides petroleum products transportation. Operations of the Company that are not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas exploration and production program, and a small equity investment in retail gasoline stations and convenience stores.

         The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended July 31, 2000. The Company's reportable segments are strategic business units that offer different products and services.


                                                                             TOTAL FOR
                                                             PIPELINE        REPORTABLE        CORPORATE       CONSOLIDATED
                                             REFINING     TRANSPORTATION      SEGMENTS          & OTHER            TOTAL
                                         --------------   --------------   --------------   --------------    --------------
                                                                            (In thousands)

THREE MONTHS ENDED OCTOBER 31, 2000
  Sales and other revenues ...........   $      320,353   $        4,647   $      325,000   $          963    $      325,963
  EBITDA(1) ..........................   $       40,005   $        3,400   $       43,405   $       (2,199)   $       41,206
  Income (loss) from operations ......   $       33,154   $        2,820   $       35,974   $       (2,387)   $       33,587
  Income (loss) before income taxes ..   $       33,766   $        3,029   $       36,795   $       (3,001)   $       33,794

THREE MONTHS ENDED OCTOBER 31, 1999
  Sales and other revenues ...........   $      195,849   $        3,651   $      199,500   $        1,131    $      200,631
  EBITDA(1) ..........................   $       10,700   $        2,947   $       13,647   $         (625)   $       13,022
  Income (loss) from operations ......   $        5,122   $        1,986   $        7,108   $       (1,133)   $        5,975
  Income (loss) before income taxes ..   $        5,056   $        2,654   $        7,710   $       (2,401)   $        5,309


(1)  Earnings Before Interest, Taxes, Depreciation and Amortization.

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

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") under this Item 2 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, and the costs of defense and the risk of an adverse outcome in the Longhorn Pipeline litigation. Because of these and other risks and uncertainties, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by the forward-looking statements contained in this Quarterly Report are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to be correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 and in conjunction with the discussion below under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

FINANCIAL DATA (Unaudited)


                                                                  THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                           --------------------------------
                                                                2000               1999
                                                           --------------    --------------
                                                           (In thousands, except share data)

Sales and other revenues ...............................   $      325,963    $      200,631

Operating costs and expenses
   Cost of products sold ...............................          254,235           159,830
   Operating expenses ..................................           24,382            23,239
   Selling, general and administrative expenses ........            6,973             4,868
   Depreciation, depletion and amortization ............            6,552             6,416
   Exploration expenses, including dry holes ...........              234               303
                                                           --------------    --------------
        Total operating costs and expenses .............          292,376           194,656
                                                           --------------    --------------
Income from operations .................................           33,587             5,975

Other income (expense)
   Equity in earnings of joint ventures ................            1,067               631
   Interest expense, net ...............................             (860)           (1,297)
                                                           --------------    --------------
                                                                      207              (666)
                                                           --------------    --------------
Income before income taxes .............................           33,794             5,309
Income tax provision ...................................           13,382             2,083
                                                           --------------    --------------
Net income .............................................   $       20,412    $        3,226
                                                           ==============    ==============


Net income per common share (basic and diluted) ........   $         2.70    $         0.39
                                                           ==============    ==============

Average number of shares of common stock outstanding ...            7,551             8,254
                                                           ==============    ==============

Sales and other revenues(1)
   Refining ............................................   $      320,353    $      195,849
   Pipeline Transportation .............................            4,647             3,651
   Corporate and Other .................................              963             1,131
                                                           --------------    --------------
   Consolidated ........................................   $      325,963    $      200,631
                                                           ==============    ==============

Income (loss) from operations(1)
   Refining ............................................   $       33,154    $        5,122
   Pipeline Transportation .............................            2,820             1,986
   Corporate and Other .................................           (2,387)           (1,133)
                                                           --------------    --------------
   Consolidated ........................................   $       33,587    $        5,975
                                                           ==============    ==============

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


1) The Refining segment includes the Company's principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the Navajo Refinery) and the Company's refinery near Great Falls, Montana. Included in the Refining Segment are costs relating to pipelines and terminals that operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Pipeline Transportation segment includes approximately 1,300 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations.


REFINING SEGMENT OPERATING DATA (Unaudited)

                                                   THREE MONTHS ENDED
                                                       OCTOBER 31,
                                           ---------------------------------
                                                 2000             1999
                                           ---------------   ---------------

Crude charge (BPD)(1) ..................            68,100            61,400

Average per barrel(2)
  Refinery margin ......................   $          9.73   $          5.71
  Cash operating costs(3) ..............              3.92              4.03
                                           ---------------   ---------------
  Net cash operating margin ............   $          5.81   $          1.68
                                           ===============   ===============

Sales of produced refined products
  Gasolines ............................              53.3%             56.5%
  Diesel fuels .........................              22.9              20.3
  Jet fuels ............................              10.7               9.8
  Asphalt ..............................               9.8               9.5
  LPG and other ........................               3.3               3.9
                                           ---------------   ---------------
       Total ...........................             100.0%            100.0%
                                           ===============   ===============

----------
(1)   Barrels per day of crude oil processed.
(2)   Represents average per barrel amounts for produced refined products sold.
(3) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses that are part of refinery operations.

                                HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FIRST QUARTER OF FISCAL 2001 COMPARED TO FIRST QUARTER OF FISCAL 2000

         Net income for the first quarter ended October 31, 2000 was $20.4 million ($2.70 per share), a record quarterly level, as compared to $3.2 million ($.39 per share) for the first quarter of the prior year. The increase in income for the first quarter of fiscal 2001 was principally due to significantly higher refinery margins, which were 70% above margins in the first quarter of the prior year. Beginning in July 2000 and continuing throughout the first quarter of fiscal 2001, refinery margins were very strong in the refined product markets served by the Company's Navajo Refinery. The Company's increased production capabilities for cleaner-burning gasolines required in its Phoenix market enabled the Company to more fully participate in the particularly strong margins for this product during the quarter. In addition, refining income was favorably affected by an 8.4% increase in sales volume in the three months ended October 31, 2000, as compared to the prior year's first quarter. Both revenues and cost of products sold were higher in the first quarter of 2001 due principally to the increased cost of purchased crude oil. Current refinery margins, while not as high as for the quarter just ended, are running substantially above historic levels for this time period.

         The Company experienced an increase in operating expenses in the first quarter of fiscal 2001, as compared to the prior year's first quarter; this increase in expenses was principally attributable to increased utility costs, offset by lower maintenance and consulting service costs. General and administrative expenses increased in the three months ended October 31, 2000 due primarily to costs associated with legal proceedings. Additionally in the first quarter of the current year, the Company began to realize part of the benefits from the cost reduction and production efficiency program announced in May 2000, which is currently being implemented.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $30.0 million to $33.6 million during the three months ended October 31, 2000 as cash flows generated from operations were significantly greater than cash flows required for investing activities and dividends paid. Working capital increased during the quarter ended October 31, 2000 by $17.0 million to $17.3 million. In April 2000, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement until October 10, 2001. Under the extension agreement, as subsequently amended, the Company will have access to $90 million of commitments for both revolving credit loans and letters of credit. Up to $45 million of this facility may be used for revolving credit loans. At October 31, 2000 the Company had letters of credit outstanding under the facility of $36.5 million and had no borrowings outstanding. The Company believes its internally generated cash flow, along with its Credit Agreement, provides sufficient resources through October 2001 to fund capital projects, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs.

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

     Net cash provided by operating activities amounted to $37.6 million for the first three months of fiscal 2001, as compared to $13.2 million for the same period of the prior year. The increase was primarily due to strong cash flows from the refining operations of the Company in the first quarter of the current fiscal year, and was also favorably affected by the deferral of payment of related current income taxes due.

     Cash flows used for financing activities amounted to $1.4 million in the first three months of fiscal 2001, as compared to $1.4 million in the same period of the prior year. Cash flows used for financing activities in the first quarter of both fiscal years consisted solely of dividends paid to shareholders. Currently, the Company has no outstanding bank borrowings. During the 2001 fiscal year, the Company's Senior Notes require principal payments of $8.6 million in December 2000 and $5.2 million in June 2001 respectively.

     Cash flows used for investing activities were $6.2 million for the first three months of fiscal 2001, as compared to $5.2 million for the same period of the 2000 fiscal year. All amounts expended were on capital projects except for $1.0 million invested in a joint venture created in July 2000 to manufacture and market asphalt products. The Company's net cash flow used for investing activities in the first quarter of the 2000 fiscal year was reduced by a distribution in that quarter to the Company from the Rio Grande Pipeline Company joint venture of $0.8 million.

                                HOLLY CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         The Company has adopted a capital budget of $20 million for fiscal 2001. The components of this budget are $12 million for refinery improvements, $1 million for engineering costs relating to a purchased hydrotreater, as described below, $6 million for pipeline and transportation projects and less than $1 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to expend in the 2001 fiscal year approximately $10 million on capital projects that were approved in previous capital budgets, including a sulfur recovery unit at the Navajo Refinery and a product terminal to be used in conjunction with the leased pipeline to northwest New Mexico described below.

         In November 1997, the Company purchased a hydrotreater unit for $5 million from a closed refinery. This purchase should give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. The hydrotreater would enhance higher value, light product yields and expand the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the latter part of 2000, and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. During fiscal 2000, the Company relocated the purchased hydrotreater equipment to the Navajo Refinery and purchased certain long-lead-time pieces of equipment for the hydrotreater. Included in the fiscal 2001 capital budget are commitments of approximately $1 million for engineering costs related to the hydrotreater project. Additionally, the Company is in the process of constructing a sulfur recovery unit, scheduled for completion early in calendar 2001, which will be immediately utilized to enhance sour crude processing capabilities and would recover additional extracted sulfur when the hydrotreater is completed. The sulfur recovery unit was approved as part of the fiscal 2000 capital budget and remaining costs of the unit are expected to be approximately $5 million. The Company, subject to obtaining necessary permitting in a timely manner, currently expects that the hydrotreater project could be completed by the end of the 2002 fiscal year. Remaining costs to complete the hydrotreater project are estimated to be approximately $20 million, in addition to the engineering. Based on the current configuration of the Navajo Refinery, the Company is able to supply current sales volumes into the Phoenix market under the CARB standards prior to completion of the hydrotreater.

         The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield and a diesel fuel terminal 40 miles east of Albuquerque in Moriarty. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began in the latter part of calendar 1999. The Company is expanding its terminal in Moriarty to include gasoline and jet fuel, and the expanded terminal is expected to be operational by the spring of 2001. When the Moriarty terminal expansion is completed, the Company will be

                                HOLLY CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

positioned to expand the transport of petroleum products from the Navajo Refinery to the Albuquerque area.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

         The proposed Longhorn Pipeline is an additional potential source of pipeline transportation of refined products from Gulf Coast refineries to El Paso. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is a Delaware limited partnership that includes affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and heavily populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area.

                                HOLLY CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         The Longhorn Pipeline is not currently operating because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. Additionally, the Longhorn Pipeline is not operating because it lacks valid easements from the Texas General Land Office for crossing certain state-owned stream and river beds; the Texas Land Commissioner has indicated that these easements will not be granted until he is satisfied that the pipeline meets federal safety and other standards.

         The March 1999 settlement agreement in the federal lawsuit that resulted in the injunction against operation of the Longhorn Pipeline required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A final Environmental Assessment (the "Final EA") on the Longhorn Pipeline was released in November 2000. The Final EA is accompanied by a Finding of No Significant Impact that is conditioned on the implementation by Longhorn Partners of a proposed mitigation plan developed by Longhorn Partners which contains 40 mitigation measures, including the replacement of approximately 19 miles of pipe in the Austin area with new thick-walled pipe protected by a concrete barrier. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The plaintiffs in the federal court lawsuit that resulted in the Environmental Assessment of the Longhorn Pipeline have indicated that they will challenge the Final EA in further federal court proceedings that are expected to begin in January 2001. Longhorn Partners has recently indicated that construction relating to certain mitigation measures included in the Final EA may not begin until conclusion of legal challenges to the Final EA. At the date of this report, it is not possible to predict the outcome of legal challenges to the Longhorn Pipeline.

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

         In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for the Environmental Assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. However, because of the size of the damages claimed and in spite of the apparent lack of merit in the claims asserted, the Longhorn Suit has created increasing problems for the Company, including the exclusion of the Company from the possibility of certain types of major corporate transactions, an adverse impact on the cost of debt financing for Company operations, and what appears to be a continuing adverse effect on the market price of the Company's common stock. The Company plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit. For additional information on the Longhorn Suit, see Part II "Other Information," Item 1, "Legal Proceedings."

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

         The Company's profitability depends largely on the spread between market prices for refined products and crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. Such contracts are used solely to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products and do not increase the market risks to which the Company is exposed. No such contracts were outstanding during the three months ended October 31, 2000.

         At October 31, 2000, the Company had outstanding unsecured debt of $56.6 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than three years and such debt represents less than 30% of the Company's total capitalization. As the interest rates on the Company's bank borrowings under its Credit Agreement are reset frequently based on either the bank's daily effective prime rate or the LIBOR rate, interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would also not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would also not materially impact the Company's financial condition, since the average maturity of the Company's long-term debt is less than three years and such debt represents less than 30% of the Company's total capitalization, and since the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of FASB 133. Effective as of August 1, 2000, the Company adopted SFAS No. 133. During the three months ended October 31, 2000, the Company did not hold any derivative instruments that would be covered under SFAS No. 133.


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

                                HOLLY CORPORATION




Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders on December 14, 2000, all nine of the management's nominees for directors as listed in the proxy statement were elected.

                              ELECTION OF DIRECTORS

                                             Total Votes          Total Votes
                                                "For"              "Withheld"
                                             -----------          -----------
               Matthew P. Clifton             6,642,247              94,987
               W. John Glancy                 6,642,141              95,093
               William J. Gray                6,648,764              88,470
               Marcus R. Hickerson            6,647,010              90,224
               A.J. Losee                     6,654,502              82,732
               Thomas K. Matthews, II         6,650,502              86,732
               Robert G. McKenzie             6,657,576              79,658
               Lamar Norsworthy               6,656,471              80,763
               Jack P. Reid                   6,653,666              83,568

         Additionally, at the annual meeting of stockholders on December 14, 2000, the following matters were voted upon.

         The Board of Directors recommended, subject to stockholders' approval, adoption of the 2000 Stock Option Plan to take the place of the current Stock Option Plan, which was adopted in 1990 and under which no options may be granted after December 31, 2000. Adoption of the 2000 Stock Option Plan was approved.

                       ADOPTION OF 2000 STOCK OPTION PLAN
                       ----------------------------------

                         Votes For             3,441,354
                         Votes Against         1,343,502
                         Abstentions              33,345
                         Broker Non-Votes      1,919,033

                                HOLLY CORPORATION




         A stockholder submitted a proposal regarding the sale of the Company. The purpose of the proposal was to give all Holly Corporation shareholders the opportunity to send a message to the Holly Corporation Board that they support the prompt sale of Holly Corporation to the highest bidder. The proposal was defeated.

             STOCKHOLDER PROPOSAL REGARDING THE SALE OF THE COMPANY
             ------------------------------------------------------

                      Votes For                 1,026,250
                      Votes Against             3,759,349
                      Abstentions                  38,902
                      Broker Non-Votes          1,912,733


Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits:  See Index to Exhibits on page 25.
        (b)    Reports on Form 8-K:  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HOLLY CORPORATION
                                          -------------------------------------
                                          (Registrant)



Date:   December 15, 2000                 By /s/ Kathryn H. Walker
                                             ----------------------------------
                                             Kathryn H. Walker
                                             Vice President, Accounting
                                             (Principal Accounting Officer)



                                          By /s/ Scott C. Surplus
                                             ----------------------------------
                                             Scott C. Surplus
                                             Vice President, Treasury and Tax

                                INDEX TO EXHIBITS


                   (Exhibits are numbered to correspond to the
                  exhibit table in Item 601 of Regulation S-K)




         EXHIBIT
         NUMBER       DESCRIPTION
         ------       -----------

          10 Holly Corporation 2000 Stock Option Plan - As adopted at the Annual Meeting of Stockholders of Holly Corporation on December 14, 2000.

          27          Financial Data Schedule