Form 10-Q
period 2001-01-31
HOLLY CORP
filed 2001-03-09
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 2001
                               --------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                       ------

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            75-1056913
---------------------------------                         ------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                      75201-6927
----------------------------------------                    --------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code     (214) 871-3555
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

7,550,814 shares of Common Stock, par value $.01 per share, were outstanding on March 5, 2001.

                                HOLLY CORPORATION
                                      INDEX



                                                                                                 Page No.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheet - (Unaudited)
         January 31, 2001 and July 31, 2000                                                          3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Six Months Ended January 31, 2001 and 2000                                 4

      Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended January 31, 2001 and 2000                                                  5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months and Six Months Ended January 31, 2001 and 2000                                 6

      Notes to Consolidated Financial Statements (Unaudited)                                         7

   Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                 11

   Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                                                   21

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                                        22

   Item 6. Exhibits and Reports on Form 8-K                                                         23


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

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited



                                                                                                   JANUARY 31,       JULY 31,
                                                                                                      2001            2000
                                                                                                  ------------    ------------
            ASSETS                                                                                       (In thousands)

CURRENT ASSETS
   Cash and cash equivalents ..................................................................   $     28,531    $      3,628

   Accounts receivable:  Product ..............................................................         55,337          65,988
                         Crude oil resales ....................................................         93,742         123,978
                                                                                                  ------------    ------------
                                                                                                       149,079         189,966

   Inventories:          Crude oil and refined products .......................................         55,670          49,340
                         Materials and supplies ...............................................         10,109          10,193
                         Reserve for lower of cost or market ..................................         (2,934)         (2,934)
                                                                                                  ------------    ------------
                                                                                                        62,845          56,599
   Income taxes receivable ....................................................................          2,629              --
   Prepayments and other ......................................................................         13,221          16,911
                                                                                                  ------------    ------------
        TOTAL CURRENT ASSETS ..................................................................        256,305         267,104

Properties, plants and equipment, at cost .....................................................        373,664         359,937
Less accumulated depreciation, depletion and amortization .....................................       (192,668)       (184,628)
                                                                                                  ------------    ------------
                                                                                                       180,996         175,309
Investments in and advances to joint ventures .................................................         11,407          11,749
Other assets ..................................................................................          7,910          10,200
                                                                                                  ------------    ------------
        TOTAL ASSETS ..........................................................................   $    456,618    $    464,362
                                                                                                  ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ...........................................................................   $    198,686    $    223,870
   Accrued liabilities ........................................................................         24,901          22,956
   Income taxes payable .......................................................................          1,085           6,177
   Current maturities of long-term debt .......................................................         13,738          13,738
                                                                                                  ------------    ------------
        TOTAL CURRENT LIABILITIES .............................................................        238,410         266,741
Deferred income taxes .........................................................................         25,291          25,183
Long-term debt, less current maturities .......................................................         34,286          42,857
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued ................             --              --
   Common stock, $.01 par value - 20,000,000 shares authorized; 8,650,282 shares issued .......             87              87
   Additional capital .........................................................................          6,132           6,132
   Retained earnings ..........................................................................        160,529         130,293
                                                                                                  ------------    ------------
                                                                                                       166,748         136,512
   Common stock held in treasury, at cost - 1,099,468 shares ..................................         (7,793)         (7,793)
   Other comprehensive income (loss) ..........................................................           (324)            862
                                                                                                  ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY ............................................................        158,631         129,581
                                                                                                  ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................   $    456,618    $    464,362
                                                                                                  ============    ============

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited



                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JANUARY 31,                     JANUARY 31,
                                                               ----------------------------    ----------------------------
                                                                   2001           2000              2001           2000
                                                               ------------    ------------    ------------    ------------
                                                                           (In thousands, except per share data)

SALES AND OTHER REVENUES ...................................   $    283,140    $    218,424    $    609,103    $    419,055

OPERATING COSTS AND EXPENSES
   Cost of products sold ...................................        224,761         190,692         478,996         350,522
   Operating expenses ......................................         25,807          21,885          50,189          45,124
   Selling, general and administrative expenses ............          5,190           5,287          12,163          10,155
   Depreciation, depletion and amortization ................          6,407           6,957          12,959          13,373
   Exploration expenses, including dry holes ...............            599             299             833             602
                                                               ------------    ------------    ------------    ------------
        TOTAL OPERATING COSTS AND expenses .................        262,764         225,120         555,140         419,776
                                                               ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ..............................         20,376          (6,696)         53,963            (721)

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ....................            908             (73)          1,975             558
   Interest income .........................................            823             159           1,399             423
   Interest expense ........................................         (1,342)         (1,458)         (2,778)         (3,019)
                                                               ------------    ------------    ------------    ------------
                                                                        389          (1,372)            596          (2,038)
                                                               ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ..........................         20,765          (8,068)         54,559          (2,759)

Income tax provision (benefit)
   Current .................................................          7,765          (2,917)         20,778            (585)
   Deferred ................................................            458            (248)            827            (497)
                                                               ------------    ------------    ------------    ------------
                                                                      8,223          (3,165)         21,605          (1,082)
                                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS) ..........................................   $     12,542    $     (4,903)   $     32,954    $     (1,677)
                                                               ============    ============    ============    ============


NET INCOME (LOSS) PER COMMON SHARE (basic and diluted) .....   $       1.66    $      (0.59)   $       4.36    $      (0.20)
                                                               ============    ============    ============    ============

CASH DIVIDENDS PAID PER COMMON SHARE .......................   $       0.18    $       0.17    $       0.36    $       0.34
                                                               ============    ============    ============    ============

AVERAGE NUMBER OF SHARES OF COMMON STOCK outstanding .......          7,551           8,254           7,551           8,254
                                                               ============    ============    ============    ============


See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited





                                                                           SIX MONTHS ENDED
                                                                             JANUARY 31,
                                                                    ----------------------------
                                                                        2001             2000
                                                                    ------------    ------------
                                                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ............................................   $     32,954    $     (1,677)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
       Depreciation, depletion and amortization .................         12,959          13,373
       Deferred income taxes ....................................            827            (497)
       Dry hole costs and leasehold impairment ..................            328              --
       Equity in earnings of joint ventures .....................         (1,975)           (558)
       (Increase) decrease in current assets
         Accounts receivable ....................................         42,186         (28,255)
         Inventories ............................................         (6,246)          1,429
         Income taxes receivable ................................         (2,629)         (5,447)
         Prepayments and other ..................................            714              51
       Increase (decrease) in current liabilities
         Accounts payable .......................................        (25,184)         50,154
         Accrued liabilities ....................................          1,945            (584)
         Income taxes payable ...................................         (5,092)         (7,641)
       Turnaround expenditures ..................................           (977)           (125)
       Other, net ...............................................            306            (308)
                                                                    ------------    ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ...............         50,116          19,915

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings under credit agreement ................             --           4,300
   Payment of long-term debt ....................................         (8,571)         (8,579)
   Debt issuance costs ..........................................           (100)             --
   Cash dividends ...............................................         (2,718)         (2,806)
                                                                    ------------    ------------
        NET CASH USED FOR FINANCING ACTIVITIES ..................        (11,389)         (7,085)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ................        (14,875)        (10,882)
   Investments and advances to joint ventures ...................         (1,049)             --
   Distributions from joint ventures ............................          2,100             750
                                                                    ------------    ------------
        NET CASH USED FOR INVESTING ACTIVITIES ..................        (13,824)        (10,132)
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS
   INCREASE FOR THE PERIOD ......................................         24,903           2,698
   Beginning of year ............................................          3,628           4,194
                                                                    ------------    ------------
   END OF PERIOD ................................................   $     28,531    $      6,892
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ................................................   $      2,970    $      3,307
        Income taxes ............................................   $     28,404    $     12,456


See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited





                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JANUARY 31,                JANUARY 31,
                                                                    ------------------------    ------------------------
                                                                       2001          2000          2001          2000
                                                                    ----------    ----------    ----------    ----------
                                                                                              (In thousands)

NET INCOME (LOSS) ...............................................   $   12,542    $   (4,903)   $   32,954    $   (1,677)
Other comprehensive income
   Unrealized income (loss) on securities available for sale ....         (116)          787        (1,972)        1,312
   Income tax provision (benefit) ...............................          (46)          309          (786)          526
                                                                    ----------    ----------    ----------    ----------
                                                                           (70)          478        (1,186)          786
                                                                    ----------    ----------    ----------    ----------
TOTAL COMPREHENSIVE INCOME (LOSS) ...............................   $   12,472    $   (4,425)   $   31,768    $     (891)
                                                                    ==========    ==========    ==========    ==========


See accompanying notes.

                                HOLLY CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 2001, the consolidated results of operations and comprehensive income for the three months and six months ended January 31, 2001 and 2000, and consolidated cash flows for the six months ended January 31, 2001 and 2000.

        Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 2001 are not necessarily indicative of the results to be expected for the full year.

Note B - New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset, liability or firm commitment, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge criteria are met. Specific accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of FASB 133. Effective as of August 1, 2000, the Company adopted SFAS No. 133.

        In January 2001, the Company entered into energy commodity futures contracts to hedge certain firm commitments to purchase crude oil and deliver gasoline. The purpose of the hedge is to help protect the Company from the risk that the refining margin with respect to the hedged gasoline sales will decline. Due to the strict requirements of SFAS 133 in measuring effectiveness of hedges, this particular hedge transaction did not qualify for hedge accounting. The energy commodity futures contracts entered into were marked to the current fair market value at January 31, 2001, and as a result a gain of $20,000 was included in revenue for the quarter ended January 31, 2001.

Note C - Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income.


                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JANUARY 31,                JANUARY 31,
                                                             -----------------------    -----------------------
                                                                2001         2000          2001         2000
                                                             ----------   ----------    ----------   ----------
                                                                     (In thousands, except share data)

Net income (loss) ........................................   $   12,542   $   (4,903)   $   32,954   $   (1,677)

Average number of shares of common stock outstanding .....        7,551        8,254         7,551        8,254
Effect of dilutive stock options .........................           19           --             2           --
                                                             ----------   ----------    ----------   ----------
Average number of shares of common stock
        outstanding assuming dilution ....................        7,570        8,254         7,553        8,254
                                                             ==========   ==========    ==========   ==========


Income (loss) per share - basic ..........................   $     1.66   $    (0.59)   $     4.36   $    (0.20)
                                                             ==========   ==========    ==========   ==========

Income (loss) per share - diluted ........................   $     1.66   $    (0.59)   $     4.36   $    (0.20)
                                                             ==========   ==========    ==========   ==========


Note D - Segment Information

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


                                                                        TOTAL FOR
                                                          PIPELINE      REPORTABLE    CORPORATE    CONSOLIDATED
                                           REFINING    TRANSPORTATION    SEGMENTS      & OTHER         TOTAL
                                           --------    --------------   ----------    ---------    ------------
                                                                     (In thousands)

THREE MONTHS ENDED JANUARY 31, 2001
  Sales and other revenues .............   $277,394       $  4,902      $  282,296    $     844    $    283,140
  EBITDA(1) ............................   $ 25,582       $  3,958      $   29,540    $  (1,849)   $     27,691
  Income (loss) from operations ........   $ 19,531       $  2,834      $   22,365    $  (1,989)   $     20,376
  Income (loss) before income taxes ....   $ 19,473       $  3,576      $   23,049    $  (2,284)   $     20,765

THREE MONTHS ENDED JANUARY 31, 2000
  Sales and other revenues .............   $213,686       $  3,683      $  217,369    $   1,055    $    218,424
  EBITDA(1) ............................   $ (1,249)      $  2,296      $    1,047    $    (859)   $        188
  Income (loss) from operations ........   $ (7,510)      $  2,022      $   (5,488)   $  (1,208)   $     (6,696)
  Income (loss) before income taxes ....   $ (7,584)      $  2,007      $   (5,577)   $  (2,491)   $     (8,068)


SIX MONTHS ENDED JANUARY 31, 2001
  Sales and other revenues .............   $597,747       $  9,549      $  607,296    $   1,807    $    609,103
  EBITDA(1) ............................   $ 65,587       $  7,358      $   72,945    $  (4,048)   $     68,897
  Income (loss) from operations ........   $ 52,685       $  5,654      $   58,339    $  (4,376)   $     53,963
  Income (loss) before income taxes ....   $ 53,239       $  6,605      $   59,844    $  (5,285)   $     54,559

SIX MONTHS ENDED JANUARY 31, 2000
  Sales and other revenues .............   $409,535       $  7,334      $  416,869    $   2,186    $    419,055
  EBITDA(1) ............................   $  9,451       $  5,243      $   14,694    $  (1,484)   $     13,210
  Income (loss) from operations ........   $ (2,388)      $  4,008      $    1,620    $  (2,341)   $       (721)
  Income (loss) before income taxes ....   $ (2,528)      $  4,661      $    2,133    $  (4,892)   $     (2,759)

(1)  Earnings Before Interest, Taxes, Depreciation and Amortization.

                               HOLLY CORPORATION

Note E - Contingencies

        In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for an Environmental Assessment of the Longhorn Pipeline. A hearing on the Company's amended motion for summary judgment, which seeks a court ruling that would terminate this litigation, was held January 3, 2001; as of the date of this report, the court has not issued a ruling with respect to this motion. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

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

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         RESULTS OF OPERATIONS

         FINANCIAL DATA (Unaudited)




                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JANUARY 31,                    JANUARY 31,
                                                               ----------------------------    ----------------------------
                                                                   2001            2000           2001            2000
                                                               ------------    ------------    ------------    ------------
                                                                             (In thousands, except share data)


Sales and other revenues ...................................   $    283,140    $    218,424    $    609,103    $    419,055

Operating costs and expenses
   Cost of products sold ...................................        224,761         190,692         478,996         350,522
   Operating expenses ......................................         25,807          21,885          50,189          45,124
   Selling, general and administrative expenses ............          5,190           5,287          12,163          10,155
   Depreciation, depletion and amortization ................          6,407           6,957          12,959          13,373
   Exploration expenses, including dry holes ...............            599             299             833             602
                                                               ------------    ------------    ------------    ------------
        Total operating costs and expenses .................        262,764         225,120         555,140         419,776
                                                               ------------    ------------    ------------    ------------
Income (loss) from operations ..............................         20,376          (6,696)         53,963            (721)

Other income (expense)
   Equity in earnings of joint ventures ....................            908             (73)          1,975             558
   Interest expense, net ...................................           (519)         (1,299)         (1,379)         (2,596)
                                                               ------------    ------------    ------------    ------------
                                                                        389          (1,372)            596          (2,038)
                                                               ------------    ------------    ------------    ------------
Income (loss) before income taxes ..........................         20,765          (8,068)         54,559          (2,759)
Income tax provision .......................................          8,223          (3,165)         21,605          (1,082)
                                                               ------------    ------------    ------------    ------------
Net income (loss) ..........................................   $     12,542    $     (4,903)   $     32,954    $     (1,677)
                                                               ============    ============    ============    ============


Net income (loss) per common share (basic and diluted) .....   $       1.66    $      (0.59)   $       4.36    $      (0.20)
                                                               ============    ============    ============    ============

Average number of shares of common stock outstanding .......          7,551           8,254           7,551           8,254
                                                               ============    ============    ============    ============

Sales and other revenues(1)
   Refining ................................................   $    277,394    $    213,686    $    597,747    $    409,535
   Pipeline Transportation .................................          4,902           3,683           9,549           7,334
   Corporate and Other .....................................            844           1,055           1,807           2,186
                                                               ------------    ------------    ------------    ------------
   Consolidated ............................................   $    283,140    $    218,424    $    609,103    $    419,055
                                                               ============    ============    ============    ============

Income (loss) from operations(1)
   Refining ................................................   $     19,531    $     (7,510)   $     52,685    $     (2,388)
   Pipeline Transportation .................................          2,834           2,022           5,654           4,008
   Corporate and Other .....................................         (1,989)         (1,208)         (4,376)         (2,341)
                                                               ------------    ------------    ------------    ------------
   Consolidated ............................................   $     20,376    $     (6,696)   $     53,963    $       (721)
                                                               ============    ============    ============    ============

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


         REFINING SEGMENT OPERATING DATA (Unaudited)


                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JANUARY 31,                 JANUARY 31,
                                             ------------------------     ------------------------
                                                2001           2000          2001          2000
                                             ----------    ----------     ----------    ----------

Crude charge (BPD)(1) ....................       66,900        66,300         67,500        63,900

Average per barrel(2)
  Refinery margin ........................   $     7.90    $     3.44     $     8.83    $     4.55
  Cash operating costs(3) ................         4.17          3.77           4.04          3.90
                                             ----------    ----------     ----------    ----------
  Net cash operating margin (deficit) ....   $     3.73    $    (0.33)    $     4.79    $     0.65
                                             ==========    ==========     ==========    ==========

Sales of produced refined products
  Gasolines ..............................         58.6%         60.2%          55.9%         58.4%
  Diesel fuels ...........................         22.8          21.1           22.9          20.7
  Jet fuels ..............................         10.1          10.0           10.4           9.9
  Asphalt ................................          5.2           5.4            7.5           7.4
  LPG and other ..........................          3.3           3.3            3.3           3.6
                                             ----------    ----------     ----------    ----------
       Total .............................        100.0%        100.0%         100.0%        100.0%
                                             ==========    ==========     ==========    ==========

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

                               HOLLY CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


SECOND QUARTER OF FISCAL 2001 COMPARED TO SECOND QUARTER OF FISCAL 2000

        Net income for the second quarter ending January 31, 2001 was $12.5 million ($1.66 per share), a record level for the second quarter, as compared to a net loss of $4.9 million ($.59 per share loss) for the second quarter of the prior year. The favorable change in income for the second quarter of fiscal 2001 as compared to the same quarter of the prior year was principally due to significantly higher refinery margins, which were 130% above margins in the prior year's second quarter. Continuing from the first quarter of fiscal 2001, refinery margins stayed very strong through most of the second quarter in the refined product markets served by the Company's Navajo Refinery. Both revenues and cost of products sold were higher in the second quarter of 2001, as compared to the second quarter of fiscal 2000, due to the increased cost of purchased crude oil and, with respect to revenues, higher margins. Income from the pipeline transportation segment also improved in the second quarter, as compared to the prior year, as the Company realized additional revenues from refined product and crude oil transportation activities.

        Operating expenses increased in the second quarter of fiscal 2001, as compared to the prior year's second quarter, resulting principally from increased utility costs. Favorably impacting earnings in the second quarter of the current year was the beginning of realization of significant benefits from the cost reduction and production efficiency program announced in May 2000, which is currently being implemented.

        Since the end of the second fiscal quarter, margins for the Company's refining operations have continued to be relatively strong. However, the favorable effect of such margins was reduced in February 2001 due to a decrease in production resulting from planned scheduled maintenance at the Navajo Refinery.

        Net income for the six months ending January 31, 2001 was $33.0 million ($4.36 per share), a record level for two consecutive quarters, as compared to a net loss of $1.7 million ($.20 per share loss) for the first six months of the prior year. The favorable change in income for the first six months of fiscal 2001 as compared to the same period of the prior year was principally due to significantly higher refinery margins, which were 94% above margins in the prior year's first six months. Beginning in July 2000 and continuing throughout most of the second quarter of fiscal 2001, refinery margins were very strong in the refined product markets served by the Company's Navajo Refinery. The Company's increased production capabilities for cleaner-burning gasolines required in its Phoenix market enabled the Company to participate more fully in the particularly strong margins for this product in the current fiscal year. In addition, refining income was favorably affected by a 4.5% increase in sales volume in the six months ended January 31, 2001, as compared to the prior year's comparable period. Both revenues and cost of products sold were higher in the first six months of fiscal 2001 due principally to the increased cost of purchased crude oil.

        The Company experienced an increase in operating expenses in the first six months of fiscal 2001, as compared to the prior year's six months; this increase in expenses was principally attributable to increased utility costs, offset by lower maintenance and consulting service costs.

                               HOLLY CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative expenses increased in the six months ended January 31, 2001, due to increased accrued compensation and costs associated with legal proceedings. Contributing to income in the first six months of the current fiscal year, over the prior period, was the Company's share of earnings in an asphalt joint venture with a subsidiary of Koch Industries, Inc., which was formed in July 2000, and an increase in pipeline transportation income.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by $24.9 million to $28.5 million during the six months ended January 31, 2001 as cash flows generated from operations were significantly greater than cash flows required for investing activities, scheduled debt repayments and dividends paid. Working capital increased during the six months ended January 31, 2001 by $17.5 million to $17.9 million. In April 2000, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement until October 10, 2001. The Company is currently in discussions with its banks on an extension of this agreement. Under the current agreement, the Company has access to $90 million of commitments for both revolving credit loans and letters of credit. Up to $45 million of this facility may be used for revolving credit loans. At January 31, 2001 the Company had letters of credit outstanding under the facility of $35.8 million and had no borrowings outstanding. The Company believes its internally generated cash flow, along with its Credit Agreement, provides sufficient resources through October 2001 to fund capital projects, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs.

        In May 2000, the Company announced a cost reduction and production efficiency program that is expected to yield annual pre-tax improvements totaling approximately $20 million. The program is currently being implemented and should be completed by July 2002. The cost reduction and production efficiency program includes productivity enhancements and a reduction in workforce. As part of the implementation of cost reductions, the Company offered a voluntary early retirement program to eligible employees, under which 55 employees are scheduled to retire in fiscal 2001, most of whom retired by December 31, 2000. The pre-tax cost of the voluntary early retirement program was $6.8 million and was reflected in the Company's earnings for the quarter ended July 31, 2000. It is estimated that capital expenditures of approximately $9 million will be required to effectuate some of the production improvements included in the program, of which expenditures totaling approximately $5 million are included in the fiscal 2001 capital budget.

        Net cash provided by operating activities amounted to $50.1 million for the first six months of fiscal 2001, as compared to $19.9 million for the same period of the prior year. The increase was primarily due to strong cash flows from the refining operations of the Company in the first six months of the current fiscal year.

        Cash flows used for financing activities amounted to $11.4 million in the first six months of fiscal 2001, as compared to $7.1 million in the same period of the prior year. Cash flows used for

                               HOLLY CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

financing activities in the first six months of both fiscal years consisted principally of repayments of $8.6 million of fixed term debt and dividends paid to shareholders. The Company has not made any bank borrowings during the current fiscal year. During the first six months of the prior fiscal year, the Company made net bank borrowings of $4.3 million. The next principal payment of $5.2 million on the Company's Senior Notes is due in June 2001.

        Cash flows used for investing activities were $13.8 million for the first six months of fiscal 2001, as compared to $10.1 million for the same period of the 2000 fiscal year. Substantially all amounts expended were on capital projects except for $1.0 million invested in a joint venture created in July 2000 to manufacture and market asphalt products. The Company's net cash flow used for investing activities was reduced during the first six months of fiscal 2001 by a $2.1 million distribution to the Company from the asphalt joint venture and during the first six months of fiscal 2000 by a $0.8 million distribution from the Rio Grande Pipeline Company joint venture.

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

        In November 1997, the Company purchased a hydrotreater unit for $5 million from a closed refinery. This purchase should give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. The hydrotreater would enhance higher value, light product yields and expand the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the latter part of 2000, and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. During fiscal 2000, the Company relocated the purchased hydrotreater equipment to the Navajo Refinery and purchased certain long-lead-time pieces of equipment for the hydrotreater. Included in the fiscal 2001 capital budget are commitments of approximately $1 million for engineering costs related to the hydrotreater project. Additionally, the Company is finalizing the construction of a sulfur recovery unit, which will be immediately utilized to enhance sour crude processing capabilities and would recover additional extracted sulfur when the hydrotreater is completed. The Company, subject to obtaining necessary permitting in a timely manner, currently expects that the hydrotreater project could be completed by the latter half of calendar 2002. Remaining costs to complete the hydrotreater project are estimated to be approximately $20 million, in addition to engineering costs budgeted for fiscal 2001. Based on the current configuration of the Navajo Refinery, the Company is able to supply current sales volumes into the Phoenix market under the CARB standards prior to completion of the hydrotreater.

                               HOLLY CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


        The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield and a diesel fuel terminal 40 miles east of Albuquerque in Moriarty. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began in the latter part of calendar 2000. The Company is expanding its terminal in Moriarty to include gasoline and jet fuel, and the expanded terminal is expected to be operational by the summer of 2001. When the Moriarty terminal expansion is completed, the Company will be positioned to expand the transport of petroleum products from the Navajo Refinery to the Albuquerque area.

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

       The March 1999 settlement agreement in the federal lawsuit that resulted in the injunction against operation of the Longhorn Pipeline required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A final Environmental Assessment (the "Final EA") on the Longhorn Pipeline was released in November 2000. The Final EA is accompanied by a Finding of No Significant Impact that is conditioned on the implementation by Longhorn Partners of a proposed mitigation plan developed by Longhorn Partners which contains 40 mitigation measures, including the replacement of approximately 19 miles of pipe in the Austin area with new thick-walled pipe protected by a concrete barrier. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The plaintiffs in the federal court lawsuit that resulted in the Environmental Assessment of the Longhorn Pipeline have challenged the Final EA in further federal court proceedings that began in January 2001. Longhorn Partners has indicated that construction relating to certain mitigation measures included in the Final EA may not begin until conclusion of legal challenges to the Final EA. At the date of this report, it is not possible to predict the outcome of legal challenges to the Longhorn Pipeline.

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

RISK MANAGEMENT

        The Company uses certain strategies to reduce some commodity price and operational risks. The Company does not attempt to eliminate all market risk exposures when the Company believes that the exposure relating to such risk would not be significant to the Company's future earnings, financial position, capital resources or liquidity or that the cost of reducing or eliminating the exposure would outweigh the benefit.

       The Company's profitability depends largely on the spread between market prices for refined products and crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In January 2001, the Company entered into energy commodity futures contracts to hedge certain firm commitments to purchase crude oil and deliver gasoline. The hedge is to help protect the Company from the risk that the refining margin with respect to the hedged gasoline sales will decline.

       At January 31, 2001, the Company had outstanding unsecured debt of $48.0 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than three years and such debt represents less than 25% of the Company's

                               HOLLY CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


total capitalization. As the interest rates on the Company's bank borrowings, if any, under its Credit Agreement are reset frequently based on either the bank's daily effective prime rate or the LIBOR rate, interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would also not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would also not materially impact the Company's financial condition, since the average maturity of the Company's long-term debt is less than three years and such debt represents less than 25% of the Company's total capitalization, and since the Company's borrowings, if any, under the Credit Agreement and cash investments are at short-term market rates.

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

NEW ACCOUNTING PRONOUNCEMENTS


        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset, liability or firm commitment, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge criteria are met. Specific accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of FASB 133. Effective as of August 1, 2000, the Company adopted SFAS No. 133. In January 2001, the Company entered into energy commodity futures contracts to hedge certain firm commitments to purchase crude oil and deliver gasoline. The purpose of the hedge is to help protect

                               HOLLY CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the Company from the risk that the refining margin with respect to the hedged gasoline sales will decline. Due to the strict requirements of SFAS 133 in measuring effectiveness of hedges, this particular hedge transaction did not qualify for hedge accounting. The energy commodity futures contracts entered into were marked to the current fair market value at January 31, 2001, and as a result a gain of $20,000 was included in revenue for the quarter ended January 31, 2001.

Item 3.  Quantitative and Qualitative
           Disclosures About Market Risk

        See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                HOLLY CORPORATION




                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for an Environmental Assessment of the Longhorn Pipeline. A hearing on the Company's amended motion for summary judgment, which was filed in October 2000 and seeks a court ruling that would terminate this litigation, was held January 3, 2001; as of the date of this report, the court has not issued a ruling with respect to this motion. A motion filed by the Company to transfer the venue for trial of the case from the El Paso court to another Texas court has been pending since May 2000, and no hearing on this motion is currently scheduled. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

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

                                  HOLLY CORPORATION
                                  ----------------------------------------------
                                  (Registrant)



Date:   March 9, 2001             By /s/ Kathryn H. Walker
       ---------------               -------------------------------------------
                                     Kathryn H. Walker
                                     Vice President, Accounting
                                     (Principal Accounting Officer)



                                  By  /s/ Scott C. Surplus
                                      ------------------------------------------
                                      Scott C. Surplus
                                      Vice President, Treasury and Tax

                                HOLLY CORPORATION
                                INDEX TO EXHIBITS


                   (Exhibits are numbered to correspond to the
                  exhibit table in Item 601 of Regulation S-K)





         Exhibit
         Number       Description
         -------      -----------

           3      -    By-Laws of Holly Corporation as amended and restated
                       March 9, 2001

          27      -    Financial Data Schedule