Form 10-Q
period 2001-04-30
HOLLY CORP
filed 2001-06-08
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 2001
                               ------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 1-3876
                       ------

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                        75-1056913
---------------------------------                     ---------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  100 Crescent Court, Suite 1600
           Dallas, Texas                                   75201-6927
----------------------------------------               ------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code         (214) 871-3555
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

7,704,814 shares of Common Stock, par value $.01 per share, were outstanding on June 4, 2001.

                                HOLLY CORPORATION
                                      INDEX


                                                                                                 Page No.
                                                                                                 --------

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheet - (Unaudited)
         April 30, 2001 and July 31, 2000                                                            3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 2001 and 2000                                  4

      Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended April 30, 2001 and 2000                                                   5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 2001 and 2000                                  6

      Notes to Consolidated Financial Statements (Unaudited)                                         7

   Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                 12

   Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                                                   22

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                                        23

   Item 6. Exhibits and Reports on Form 8-K                                                         24




This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 12.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited




                                                                                                APRIL 30,            JULY 31,
                                                                                                  2001                 2000
                                                                                               ----------           ----------
                ASSETS                                                                                 (In thousands)
CURRENT ASSETS
   Cash and cash equivalents ........................................................          $   38,744           $    3,628

   Accounts receivable: Product .....................................................              53,924               65,988
                        Crude oil resales ...........................................              89,533              123,978
                                                                                               ----------           ----------
                                                                                                  143,457              189,966

   Inventories:              Crude oil and refined products .........................              57,355               49,340
                             Materials and supplies .................................              10,246               10,193
                             Reserve for lower of cost or market ....................              (2,934)              (2,934)
                                                                                               ----------           ----------
                                                                                                   64,667               56,599
   Prepayments and other ............................................................              13,875               16,911
                                                                                               ----------           ----------
        TOTAL CURRENT ASSETS ........................................................             260,743              267,104

Properties, plants and equipment, at cost ...........................................             379,064              359,937
Less accumulated depreciation, depletion and amortization ...........................            (196,502)            (184,628)
                                                                                               ----------           ----------
                                                                                                  182,562              175,309
Investments in and advances to joint ventures .......................................              14,087               11,749
Other assets ........................................................................               9,233               10,200
                                                                                               ----------           ----------
        TOTAL ASSETS ................................................................          $  466,625           $  464,362
                                                                                               ==========           ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable .................................................................          $  179,371           $  223,870
   Accrued liabilities ..............................................................              27,644               22,956
   Income taxes payable .............................................................               5,941                6,177
   Current maturities of long-term debt .............................................              13,738               13,738
                                                                                               ----------           ----------
        TOTAL CURRENT LIABILITIES ...................................................             226,694              266,741
Deferred income taxes ...............................................................              25,766               25,183
Long-term debt, less current maturities .............................................              34,286               42,857
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock, $100 par value - 1,000,000 shares authorized; none issued .......                  --                   --
   Common stock, $01 par value - 20,000,000 shares
      authorized; 8,725,882 and 8,650,282 shares issued .............................                  87                   87
   Additional capital ...............................................................               7,950                6,132
   Retained earnings ................................................................             180,059              130,293
                                                                                               ----------           ----------
                                                                                                  188,096              136,512
   Common stock held in treasury, at cost - 1,099,468 shares ........................              (7,793)              (7,793)
   Other comprehensive income (loss) ................................................                (424)                 862
                                                                                               ----------           ----------
        TOTAL STOCKHOLDERS' EQUITY ..................................................             179,879              129,581
                                                                                               ----------           ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................          $  466,625           $  464,362
                                                                                               ==========           ==========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited



                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    APRIL 30,                     APRIL 30,
                                                            ------------------------      ------------------------
                                                               2001          2000           2001           2000
                                                            ---------      ---------      ---------      ---------
                                                                     (In thousands, except per share data)

SALES AND OTHER REVENUES ..............................     $ 268,190      $ 256,940      $ 877,293      $ 675,995

OPERATING COSTS AND EXPENSES
   Cost of products sold ..............................       197,239        208,386        676,235        558,908
   Operating expenses .................................        24,276         21,172         74,465         66,296
   Selling, general and administrative expenses .......         5,320          6,120         17,483         16,275
   Depreciation, depletion and amortization ...........         6,632          6,608         19,591         19,981
   Exploration expenses, including dry holes ..........           329            292          1,162            894
                                                            ---------      ---------      ---------      ---------
        TOTAL OPERATING COSTS AND EXPENSES ............       233,796        242,578        788,936        662,354
                                                            ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS ................................        34,394         14,362         88,357         13,641

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ...............           936            320          2,911            878
   Interest income ....................................           443            165          1,842            588
   Interest expense ...................................        (1,188)        (1,402)        (3,966)        (4,421)
                                                            ---------      ---------      ---------      ---------
                                                                  191           (917)           787         (2,955)
                                                            ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES ............................        34,585         13,445         89,144         10,686

Income tax provision (benefit)
   Current ............................................        13,282          5,523         34,060          4,938
   Deferred ...........................................           414           (249)         1,241           (746)
                                                            ---------      ---------      ---------      ---------
                                                               13,696          5,274         35,301          4,192
                                                            ---------      ---------      ---------      ---------
NET INCOME ............................................     $  20,889      $   8,171      $  53,843      $   6,494
                                                            =========      =========      =========      =========


NET INCOME PER COMMON SHARE - BASIC ...................     $    2.76      $    1.00      $    7.13      $    0.79
                                                            =========      =========      =========      =========

NET INCOME PER COMMON SHARE - DILUTED .................     $    2.72      $    1.00      $    7.09      $    0.79
                                                            =========      =========      =========      =========

CASH DIVIDENDS PAID PER COMMON SHARE ..................     $    0.18      $    0.17      $    0.54      $    0.51
                                                            =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES:
   Basic ..............................................         7,562          8,207          7,554          8,238
   Diluted ............................................         7,667          8,207          7,599          8,238



See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                                     NINE MONTHS ENDED
                                                                                         APRIL 30,
                                                                                --------------------------
                                                                                   2001           2000
                                                                                ----------      ----------
                                                                                      (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .............................................................     $   53,843      $    6,494
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ...........................         19,591          19,981
       Deferred income taxes ..............................................          1,241            (746)
       Dry hole costs and leasehold impairment ............................            405              50
       Equity in earnings of joint ventures ...............................         (2,911)           (878)
       (Increase) decrease in current assets
         Accounts receivable ..............................................         47,813         (28,943)
         Inventories ......................................................         (8,068)         (9,681)
         Prepayments and other ............................................            (12)           (906)
       Increase (decrease) in current liabilities
         Accounts payable .................................................        (44,499)         45,210
         Accrued liabilities ..............................................          4,450           4,553
         Income taxes payable .............................................           (236)         (7,591)
       Turnaround expenditures ............................................         (3,194)         (2,466)
       Other, net .........................................................             35            (424)
                                                                                ----------      ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES .........................         68,458          24,653

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings under credit agreement ..........................             --          10,000
   Payment of long-term debt ..............................................         (8,571)         (8,579)
   Debt issuance costs ....................................................           (829)           (744)
   Issuance of common stock upon exercise of stock options ................          1,818              --
   Purchase of treasury stock .............................................             --          (7,224)
   Cash dividends .........................................................         (4,077)         (4,209)
                                                                                ----------      ----------
        NET CASH USED FOR FINANCING ACTIVITIES ............................        (11,659)        (10,756)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ..........................        (20,984)        (15,472)
   Investments and advances to joint ventures .............................         (1,799)             --
   Distributions and repayments from joint ventures .......................          1,100           2,000
                                                                                ----------      ----------
        NET CASH USED FOR INVESTING ACTIVITIES ............................        (21,683)        (13,472)
                                                                                ----------      ----------

CASH AND CASH EQUIVALENTS
   INCREASE FOR THE PERIOD ................................................         35,116             425
   Beginning of year ......................................................          3,628           4,194
                                                                                ----------      ----------
   END OF PERIOD ..........................................................     $   38,744      $    4,619
                                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ..........................................................     $    3,433      $    3,536
        Income taxes ......................................................     $   33,764      $   12,458


See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited




                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              APRIL 30,                 APRIL 30,
                                                                      ----------------------     ----------------------
                                                                        2001          2000         2001          2000
                                                                      --------      --------     --------      --------
                                                                                        (In thousands)

NET INCOME ......................................................     $ 20,889      $  8,171     $ 53,843      $  6,494
Other comprehensive income (loss)
   Unrealized income (loss) on securities available for sale ....           71           644       (1,901)        1,956
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments ............         (386)           --         (386)           --
      Reclassification adjustment into net income ...............          147            --          147            --
                                                                      --------      --------     --------      --------
   Total loss on cash flow hedges ...............................         (239)            0         (239)            0
                                                                      --------      --------     --------      --------
  Other comprehensive income before income taxes ................         (168)          644       (2,140)        1,956
   Income tax provision (benefit) ...............................          (67)          253         (853)          779
                                                                      --------      --------     --------      --------
Other comprehensive income (loss) ...............................         (101)          391       (1,287)        1,177
                                                                      --------      --------     --------      --------
TOTAL COMPREHENSIVE INCOME ......................................     $ 20,788      $  8,562     $ 52,556      $  7,671
                                                                      ========      ========     ========      ========

See accompanying notes.

                                HOLLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 2001, the consolidated results of operations and comprehensive income for the three months and nine months ended April 30, 2001 and 2000, and consolidated cash flows for the nine months ended April 30, 2001 and 2000.

        Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 2001 are not necessarily indicative of the results to be expected for the full year.

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

                                HOLLY CORPORATION



        In the quarter ended January 31, 2001, the Company entered into energy commodity futures contracts to hedge certain commitments to purchase crude oil and deliver gasoline in March 2001. The purpose of the hedge was to help protect the Company from the risk that the refining margin with respect to the hedged gasoline sales would decline. Due to the strict requirements of SFAS 133 in measuring effectiveness of hedges, this particular hedge transaction did not qualify for hedge accounting. The energy commodity futures contracts entered into resulted in a loss of $141,000 and $161,000 for the three and nine months ended April 30, 2001, which was included in cost of products sold.

         During the quarter ended April 30, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 to May 2002. These transactions were designated as cash flow hedges of forecasted purchases. Included in other comprehensive income (loss) at April 30, 2001 was $239,000 of losses, as the values of the hedges were marked to current fair value at April 30, 2001. Gains (losses) on the natural gas hedges will be reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impact earnings.

Note C - Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income.


                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        APRIL 30,                 APRIL 30,
                                                                 ---------------------     ---------------------
                                                                   2001         2000         2001         2000
                                                                 --------     --------     --------     --------
                                                                        (In thousands, except share data)

Net income .................................................     $ 20,889     $  8,171     $ 53,843     $  6,494

Average number of shares of common stock outstanding .......        7,562        8,207        7,554        8,238
Effect of dilutive stock options ...........................          105           --           45           --
                                                                 --------     --------     --------     --------
Average number of shares of common stock
        outstanding assuming dilution ......................        7,667        8,207        7,599        8,238
                                                                 ========     ========     ========     ========


Income per share - basic ...................................     $   2.76     $   1.00     $   7.13     $   0.79
                                                                 ========     ========     ========     ========

Income per share - diluted .................................     $   2.72     $   1.00     $   7.09     $   0.79
                                                                 ========     ========     ========     ========



Note D - Debt

         In April 2001, the Company extended the expiration date of its Credit Agreement with a group of banks. The expiration date of the Credit Agreement will be October 10, 2003 if there is a satisfactory resolution in the Longhorn Partners Pipeline lawsuit prior to October 10, 2002 and will be October 10, 2002 if there is not such a satisfactory resolution by October 10, 2002. Commitments

                                HOLLY CORPORATION


under the Credit Agreement provide a $90 million facility for letters of credit and revolving credit loans. Up to $45 million of the facility may be used for revolving credit loans.

Note E - Segment Information

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

                                HOLLY CORPORATION



                                                                           TOTAL FOR
                                                           PIPELINE        REPORTABLE       CORPORATE        CONSOLIDATED
                                          REFINING      TRANSPORTATION      SEGMENTS         & OTHER            TOTAL
                                        ------------     ------------     ------------     ------------      ------------
                                                                         (In thousands)
THREE MONTHS ENDED APRIL 30, 2001
  Sales and other revenues............  $    262,778     $      4,457     $    267,235     $        955      $    268,190
  EBITDA(1)...........................  $     39,923     $      3,328     $     43,251     $     (1,289)     $     41,962
  Income (loss) from operations.......  $     33,237     $      2,570     $     35,807     $     (1,413)     $     34,394
  Income (loss) before income taxes...  $     33,655     $      2,955     $     36,610     $     (2,025)     $     34,585

THREE MONTHS ENDED APRIL 30, 2000
  Sales and other revenues............  $    252,212     $      3,807     $    256,019     $        921      $    256,940
  EBITDA(1)...........................  $     20,395     $      2,704     $     23,099     $     (1,809)     $     21,290
  Income (loss) from operations.......  $     14,432     $      2,075     $     16,507     $     (2,145)     $     14,362
  Income (loss) before income taxes...  $     14,025     $      2,416     $     16,441     $     (2,996)     $     13,445


NINE MONTHS ENDED APRIL 30, 2001
  Sales and other revenues............  $    860,525     $     14,006     $    874,531     $      2,762      $    877,293
  EBITDA(1)...........................  $    105,510     $     10,686     $    116,196     $     (5,337)     $    110,859
  Income (loss) from operations.......  $     85,922     $      8,224     $     94,146     $     (5,789)     $     88,357
  Income (loss) before income taxes...  $     86,894     $      9,560     $     96,454     $     (7,310)     $     89,144

NINE MONTHS ENDED APRIL 30, 2000
  Sales and other revenues............  $    661,747     $     11,141     $    672,888     $      3,107      $    675,995
  EBITDA(1)...........................  $     29,846     $      7,947     $     37,793     $     (3,293)     $     34,500
  Income (loss) from operations.......  $     12,044     $      6,083     $     18,127     $     (4,486)     $     13,641
  Income (loss) before income taxes...  $     11,497     $      7,077     $     18,574     $     (7,888)     $     10,686



(1)  Earnings Before Interest, Taxes, Depreciation and Amortization.



Note F - Contingencies

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

                                HOLLY CORPORATION



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

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         RESULTS OF OPERATIONS

         Financial Data (Unaudited)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    APRIL 30,                          APRIL 30,
                                                         ------------------------------      ------------------------------
                                                             2001              2000              2001              2000
                                                         ------------      ------------      ------------      ------------
                                                                           (In thousands, except share data)

Sales and other revenues ...........................     $    268,190      $    256,940      $    877,293      $    675,995

Operating costs and expenses
   Cost of products sold ...........................          197,239           208,386           676,235           558,908
   Operating expenses ..............................           24,276            21,172            74,465            66,296
   Selling, general and administrative expenses ....            5,320             6,120            17,483            16,275
   Depreciation, depletion and amortization ........            6,632             6,608            19,591            19,981
   Exploration expenses, including dry holes .......              329               292             1,162               894
                                                         ------------      ------------      ------------      ------------
        Total operating costs and expenses .........          233,796           242,578           788,936           662,354
                                                         ------------      ------------      ------------      ------------
Income from operations .............................           34,394            14,362            88,357            13,641

Other income (expense)
   Equity in earnings of joint ventures ............              936               320             2,911               878
   Interest expense, net ...........................             (745)           (1,237)           (2,124)           (3,833)
                                                         ------------      ------------      ------------      ------------
                                                                  191              (917)              787            (2,955)
                                                         ------------      ------------      ------------      ------------
Income before income taxes .........................           34,585            13,445            89,144            10,686
Income tax provision ...............................           13,696             5,274            35,301             4,192
                                                         ------------      ------------      ------------      ------------
Net income .........................................     $     20,889      $      8,171      $     53,843      $      6,494
                                                         ============      ============      ============      ============


Net income per common share - basic ................     $       2.76      $       1.00      $       7.13      $       0.79
                                                         ============      ============      ============      ============

Net income per common share - diluted ..............     $       2.72      $       1.00      $       7.09      $       0.79
                                                         ============      ============      ============      ============

Weighted average number of shares:
   Basic ...........................................            7,562             8,207             7,554             8,238
   Diluted .........................................            7,667             8,207             7,599             8,238


Sales and other revenues(1)
   Refining ........................................     $    262,778      $    252,212      $    860,525      $    661,747
   Pipeline Transportation .........................            4,457             3,807            14,006            11,141
   Corporate and Other .............................              955               921             2,762             3,107
                                                         ------------      ------------      ------------      ------------
   Consolidated ....................................     $    268,190      $    256,940      $    877,293      $    675,995
                                                         ============      ============      ============      ============

Income (loss) from operations(1)
   Refining ........................................     $     33,237      $     14,432      $     85,922      $     12,044
   Pipeline Transportation .........................            2,570             2,075             8,224             6,083
   Corporate and Other .............................           (1,413)           (2,145)           (5,789)           (4,486)
                                                         ------------      ------------      ------------      ------------
   Consolidated ....................................     $     34,394      $     14,362      $     88,357      $     13,641
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


REFINING SEGMENT OPERATING DATA (Unaudited)


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         APRIL 30,                      APRIL 30,
                                                 -------------------------     -------------------------
                                                    2001           2000           2001           2000
                                                 ----------     ----------     ----------     ----------

Crude charge (BPD)(1) ......................         59,700         66,500         65,000         64,700

Average per barrel(2)
  Refinery margin ..........................     $    11.71     $     6.93     $     9.68     $     5.34
  Cash operating costs(3) ..................           4.67           3.76           4.23           3.85
                                                 ----------     ----------     ----------     ----------
  Net cash operating margin ................     $     7.04     $     3.17     $     5.45     $     1.49
                                                 ==========     ==========     ==========     ==========

Sales of produced refined products
  Gasolines ................................           58.7%          58.4%          56.7%          58.4%
  Diesel fuels .............................           22.1           22.5           22.7           21.3
  Jet fuels ................................           10.7           11.3           10.5           10.3
  Asphalt ..................................            4.8            4.1            6.7            6.4
  LPG and other ............................            3.7            3.7            3.4            3.6
                                                 ----------     ----------     ----------     ----------
       Total ...............................          100.0%         100.0%         100.0%         100.0%
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

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000

        Net income for the third quarter ending April 30, 2001 was $20.9 million ($2.76 per share), a record level for the third quarter, as compared to $8.2 million ($1.00 per share) for the third quarter of the prior year. The favorable change in income for the third quarter of fiscal 2001 as compared to the same quarter of the prior year was principally due to significantly higher refinery margins, which were 69% above margins in the prior year's third quarter. Continuing from the first six months of fiscal 2001, refinery margins remained very high (compared to prior years) through most of the third quarter in the refined product markets served by the Company's Navajo Refinery. Refining income was slightly affected by a 5% decrease in sales volume in the three months ended April 30, 2001, as compared to the prior year's same period, as production volumes were reduced in February 2001 due to planned scheduled maintenance at the Navajo Refinery's Artesia, New Mexico facilities. Revenues were higher in the third quarter of 2001, as compared to the third quarter of fiscal 2000, due principally to strong refined product prices, which resulted in the higher margins. Cost of products sold decreased in the third quarter of fiscal 2001, as compared to the prior year's third quarter, principally due to the 5% reduction in sales volumes. Income from the pipeline transportation segment also improved in the third quarter, as compared to the prior year, as the Company realized additional revenues from refined product and crude oil transportation activities.

        Operating expenses increased in the third quarter of fiscal 2001, as compared to the prior year's third quarter, principally because of increased utility costs. Favorably impacting earnings in the third quarter of the current year was the realization of significant benefits from the cost reduction and production efficiency program announced in May 2000, which continues to be implemented.

        Since the end of the third fiscal quarter, margins for the Company's refining operations have continued at high levels compared to prior years.

FIRST NINE MONTHS OF FISCAL 2001 COMPARED TO FIRST NINE MONTHS OF FISCAL 2000

        Net income for the nine months ending April 30, 2001 was $53.8 million ($7.13 per share), a record level for three consecutive quarters, as compared to $6.5 million ($.79 per share) for the first nine months of the prior year. The favorable change in income for the first nine months of fiscal 2001 as compared to the same period of the prior year was principally due to significantly higher refinery margins, which were 81% above margins in the prior year's first nine months. Beginning in July 2000 and continuing throughout the first 10 months of fiscal 2001, refinery margins have been very strong in the refined product markets served by the Company's Navajo Refinery. The Company's increased production capabilities for cleaner-burning gasolines required in its Phoenix market enabled the Company to participate more fully in the particularly strong margins for this product in the current fiscal year. Both revenues and cost of products sold were higher in the first nine months of fiscal 2001, as compared to the first nine months of fiscal 2000, due principally to the increased cost of purchased crude oil and, with respect to revenues, higher margins.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



        The Company experienced an increase in operating expenses in the first nine months of fiscal 2001, as compared to the prior year's nine months; this increase in expenses was principally attributable to increased utility costs, offset by lower maintenance and consulting service costs. General and administrative expenses increased in the nine months ended April 30, 2001, due to increased accrued compensation. Contributing to income in the first nine months of the current fiscal year over the prior period was the Company's share of earnings in an asphalt joint venture with a subsidiary of Koch Industries, Inc., which was formed in July 2000, an increase in pipeline transportation income, and the favorable impact on earnings from the cost reduction and production efficiency program.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $35.1 million to $38.7 million during the nine months ended April 30, 2001 as cash flows generated from operations were significantly greater than cash flows required for investing activities, scheduled debt repayments and dividends paid. Working capital increased during the nine months ended April 30, 2001 by $33.7 million to $34.0 million. In April 2001, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement. The expiration date of the Credit Agreement will be October 10, 2003 if there is a satisfactory resolution in the Longhorn Partners Pipeline lawsuit prior to October 10, 2002 and will be October 10, 2002 if there is not such a satisfactory resolution by October 10, 2002. Under the current agreement, the Company has access to $90 million of commitments for both revolving credit loans and letters of credit. Up to $45 million of this facility may be used for revolving credit loans. At April 30, 2001 the Company had letters of credit outstanding under the facility of $36.2 million and had no borrowings outstanding under the facility. The Company believes its internally generated cash flow, along with its Credit Agreement, provides sufficient resources to fund planned capital projects, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs.

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

        Net cash provided by operating activities amounted to $68.5 million for the first nine months of fiscal 2001, as compared to $24.7 million for the same period of the prior year. The increase was primarily due to strong cash flows from the refining operations of the Company in the first nine months of the current fiscal year.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


        Cash flows used for financing activities amounted to $11.7 million in the first nine months of fiscal 2001, as compared to $10.8 million in the same period of the prior year. Cash flows used for financing activities in the first nine months of both fiscal years consisted principally of repayments of $8.6 million of fixed term debt and dividends paid to shareholders. The Company has not made any bank borrowings during the current fiscal year. During the first nine months of the prior fiscal year, the Company made net bank borrowings of $10.0 million. The next principal payment of $5.2 million on the Company's Senior Notes is due in June 2001.

        Cash flows used for investing activities were $21.7 million for the first nine months of fiscal 2001, as compared to $13.5 million for the same period of the 2000 fiscal year. Substantially all amounts expended were on capital projects except for $1.8 million advanced to a joint venture created in July 2000 to manufacture and market asphalt products. The Company's net cash flow used for investing activities was reduced during the first nine months of fiscal 2001 by a $1.1 million repayment to the Company from the asphalt joint venture and during the first nine months of fiscal 2000 by a $2.0 million distribution from the Rio Grande Pipeline Company joint venture.

        The Company has adopted a capital budget of $20 million for fiscal 2001. The components of this budget are $12 million for refinery improvements, $1 million for engineering costs relating to a purchased hydrotreater, as described below, $6 million for pipeline and transportation projects and less than $1 million for oil and gas exploration and production activities. In addition to these projects, the Company planned to expend in the 2001 fiscal year approximately $10 million on capital projects that were approved in previous capital budgets, including a sulfur recovery unit at the Navajo Refinery and a product terminal to be used in conjunction with the leased pipeline to northwest New Mexico described below.

        In November 1997, the Company purchased a hydrotreater unit for $5 million from a closed refinery. This purchase should give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. The hydrotreater would enhance higher value, light product yields and expand the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the latter part of 2000, and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. During fiscal 2000, the Company relocated the purchased hydrotreater equipment to the Navajo Refinery and purchased certain long-lead-time pieces of equipment for the hydrotreater. Included in the fiscal 2001 capital budget are commitments of approximately $1 million for engineering costs related to the hydrotreater project. Additionally, the Company has completed the construction of a sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and would recover additional extracted sulfur when the hydrotreater is completed. The Company, subject to obtaining necessary permitting in a timely manner, currently expects that the hydrotreater project could be completed by the first half of calendar 2003. Remaining costs to complete the hydrotreater project are estimated to be approximately $20 million, in addition to engineering costs budgeted for

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


fiscal 2001. Based on the current configuration of the Navajo Refinery, the Company is able to supply current sales volumes into the Phoenix market under the CARB standards prior to completion of the hydrotreater.

        The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield and a diesel fuel terminal 40 miles east of Albuquerque in Moriarty. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began in the latter part of calendar 2000. The Company is expanding its pumping capacity on the Leased Pipeline and its terminal in Moriarty to include gasoline and jet fuel. The expanded terminal and pipeline capacity increase are expected to be operational by the summer of 2001. When these initiatives are completed, the Company will be positioned to expand the transport of petroleum products from the Navajo Refinery to the Albuquerque area.

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

       The March 1999 settlement agreement in the federal lawsuit that resulted in the injunction against operation of the Longhorn Pipeline required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A final Environmental Assessment (the "Final EA") on the Longhorn Pipeline was released in November 2000. The Final EA is accompanied by a Finding of No Significant Impact that is conditioned on the implementation by Longhorn Partners of a proposed mitigation plan developed by Longhorn Partners which contains 40 mitigation measures, including the replacement of approximately 19 miles of pipe in the Austin area with new thick-walled pipe protected by a concrete barrier. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The plaintiffs in the federal court lawsuit that resulted in the Environmental Assessment of the Longhorn Pipeline have challenged the Final EA in further federal court proceedings that began in January 2001. In May 2001, one of the intervenor plaintiffs in the federal court lawsuit, the Lower Colorado River Authority ("LCRA"), entered into a settlement agreement with Longhorn Partners under the terms of which Longhorn Partners has agreed to implement specified additional mitigation measures relating to water supplies in certain areas of Central Texas and the LCRA has agreed to dismiss with prejudice its participation as an intervenor in the federal court lawsuit. Longhorn Partners has indicated that construction relating to certain mitigation measures included in the Final EA may not begin until conclusion of legal challenges to the Final EA. At the date of this report, it is not possible to predict the outcome of legal challenges to the Longhorn Pipeline.

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

         The Company's profitability depends largely on the spread between market prices for refined products and crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In the quarter ended January 31,

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


2001, the Company entered into energy commodity futures contracts to hedge certain commitments to purchase crude oil and deliver gasoline in March 2001. The hedge was to help protect the Company from the risk that refining margins with respect to the hedged gasoline sales would decline. During the quarter ended April 30, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 to May 2002.

       At April 30, 2001, the Company had outstanding unsecured debt of $48.0 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than three years and such debt represents less than 25% of the Company's total capitalization. As the interest rates on the Company's bank borrowings, if any, under its Credit Agreement are reset frequently based on either the bank's daily effective prime rate or the LIBOR rate, interest rate market risk is very low. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less. As a result, the interest rate market risk implicit in these cash investments is low, as the investments mature within three months. A ten percent change in the market interest rate over the next year would also not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would also not materially impact the Company's financial condition, since the average maturity of the Company's long-term debt is less than three years and such debt represents less than 25% of the Company's total capitalization, and since the Company's borrowings, if any, under the Credit Agreement and cash investments are at short-term market rates.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset, liability or firm commitment, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 requires that changes in the derivative

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


instrument's fair value be recognized currently in earnings unless specific hedge criteria are met. Specific accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of FASB 133. Effective as of August 1, 2000, the Company adopted SFAS No. 133. In the quarter ended January 31, 2001, the Company entered into energy commodity futures contracts to hedge certain commitments to purchase crude oil and deliver gasoline. The purpose of the hedge was to help protect the Company from the risk that refining margins with respect to the hedged gasoline sales would decline. Due to the strict requirements of SFAS 133 in measuring effectiveness of hedges, this particular hedge transaction did not qualify for hedge accounting. The energy commodity futures contracts entered into resulted in a loss of $141,000 and $161,000 for the three and nine months ended April 30, 2001, which was included in cost of products sold. During the quarter ended April 30, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 to May 2002. These transactions were designated as cash flow hedges of forecasted purchases. Included in other comprehensive income (loss) at April 30, 2001 was $239,000 of losses, as the values of the hedges were marked to current fair value at April 30, 2001. Gains (losses) on the natural gas hedges will be reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impact earnings.


Item 3.  Quantitative and Qualitative
         Disclosures About Market Risk

        See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                HOLLY CORPORATION


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for an Environmental Assessment of the Longhorn Pipeline. A hearing on the Company's amended motion for summary judgment, which was filed in October 2000 and seeks a court ruling that would terminate this litigation, was held January 3, 2001; as of the date of this report, the court has not issued a ruling with respect to this motion. A motion filed by the Company to transfer the venue for trial of the case from the El Paso court to another Texas court has been pending since May 2000, and no hearing on this motion is currently scheduled. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit. See Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarters ended October 31, 2000 and January 31, 2001 for prior reports in the current fiscal year on the Longhorn Partners litigation.

         On May 10, 2001, the Environmental Protection Division ("Division") of the New Mexico Environment Department issued a Compliance Order Requiring Compliance and Assessing a Civil Penalty (the "Compliance Order") which alleges that the fluid catalytic cracking unit ("FCCU") at the Company's Navajo Refinery has operated in excess of allegedly applicable air emissions limits for certain pollutants in substantial portions or all of the period from 1992 to the present. The Compliance Order seeks immediate compliance with the emission limits alleged to be applicable or a settlement agreement with the Company establishing a binding schedule for installing equipment to achieve compliance with the specified limits. The Compliance Order states that a civil penalty will be calculated by the Division during the penalty phase of proceedings under the Compliance Order and asserts the applicability of provisions of New Mexico law authorizing penalties of up to $15,000 per day or per hour for violations of air emissions permit limits. The Company will file by June 11, 2001 a Request for Hearing and Answer challenging the Compliance Order. Although the Company

                                HOLLY CORPORATION


does not believe that the interpretation of Navajo Refinery's air permits as asserted in the Compliance Order is legally correct, the Company expects to continue on-going negotiations with the Division with respect to a settlement on the issues presented that could involve an acceleration of the timing of certain substantial capital investments, which relate to future law-sulfur fuel requirements and which would reduce air emissions from the FCCU to the levels that the Division asserts are now required, as well as the payment of a monetary penalty.

         In May and June 2001, the Company filed claims with the Department of Defense under the Contract Disputes Act asserting that additional amounts are due to the Company with respect to jet fuel sales to the Defense Fuel Supply Center in the years 1982 through 1995. While the Company believes that the positions asserted in the Company's claims are justified under applicable law, the Company believes that these claims will initially not be allowed by the Department of Defense and that any recovery with respect to the claims would require further proceedings the outcome of which cannot be determined at the date of this report.


Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits:  See Index to Exhibits on page 26.

        (b)    Reports on Form 8-K:  None.

                                HOLLY CORPORATION



                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOLLY CORPORATION
                                     -----------------------------------------
                                      (Registrant)



Date:   June 8, 2001                 By   /s/ Kathryn H. Walker
       --------------                   --------------------------------------
                                          Kathryn H. Walker
                                          Vice President, Accounting
                                          (Principal Accounting Officer)



                                     By   /s/ Scott C. Surplus
                                        --------------------------------------
                                          Scott C. Surplus
                                          Vice President, Treasury and Tax

                                HOLLY CORPORATION
                                INDEX TO EXHIBITS


                   (Exhibits are numbered to correspond to the
                  exhibit table in Item 601 of Regulation S-K)





       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------

         4        Amendment No. 2 dated as of April 4, 2001 of Amended and
                  Restated Credit Agreement dated as of April 14, 2000.