Form 10-K405
period 2001-07-31
HOLLY CORP
filed 2001-10-26
CIK 48039

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

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On October 19, 2001, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $158,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

15,529,128 shares of Common Stock, par value $.01 per share, were outstanding on October 19, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of stockholders in December 2001, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after July 31, 2001, are incorporated by reference in Part III.


================================================================================

                                TABLE OF CONTENTS

     ITEM                                                                                        PAGE
     ----                                                                                        ----
                                     PART I
    1 & 2.    Business and properties.....................................................         3
      3.      Legal proceedings...........................................................        15
      4.      Submission of matters to a vote of security holders.........................        16

                                     PART II
      5.      Market for the Registrant's common equity and related
                 stockholder matters......................................................        18
      6.      Selected financial data.....................................................        19
      7.      Management's discussion and analysis of financial condition
                 and results of operations................................................        20
      7a.     Quantitative and qualitative disclosures about market risk..................        31
      8.      Financial statements and supplementary data.................................        31
      9.      Changes in and disagreements with accountants on accounting
                 and financial disclosure.................................................        56

                                    PART III
      10.     Directors and executive officers of the Registrant..........................        56
      11.     Executive compensation......................................................        56
      12.     Security ownership of certain beneficial owners
                 and management...........................................................        56
      13.     Certain relationships and related transactions..............................        56

                                     PART IV
      14.     Exhibits, financial statement schedules and reports on
                 Form 8-K.................................................................        57

Signatures................................................................................        58
Index to exhibits.........................................................................        60

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

Navajo Refining Company ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD"), can process a variety of high sulfur (sour) crude oils and serves markets in the southwestern United States and northern Mexico. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a variety of high sulfur crude oils and which primarily serves markets in Montana. In conjunction with the refining operations, the Company operates approximately 1,400 miles of pipelines as part of its supply and distribution network for the Company's refineries.

In recent years, the Company has made an effort to develop and expand a pipeline transportation business generating revenues from unaffiliated parties. The pipeline transportation business segment operations include approximately 1,000 miles of pipelines, of which approximately 400 miles are also used as part of the supply and distribution network of the Navajo Refinery. Additionally, the Company owns a 25% interest in Rio Grande Pipeline Company, which provides transportation of liquid petroleum gases ("LPG") to northern Mexico, and a 50% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. In addition to its refining and pipeline transportation operations, the Company also conducts a small-scale oil and gas exploration and production program and has a small investment in a joint venture conducting a retail gasoline station and convenience store business in Montana.

The Company's operations are currently organized into two business divisions, which are Refining, including the Navajo Refinery and the Montana Refinery, and Pipeline Transportation. Operations of the Company that are not included in either the Refining or Pipeline Transportation business divisions include the operations of Holly Corporation, the parent company, as well as oil and gas operations and an investment in a Montana retail gasoline business. The accompanying discussion of the Company's business and properties reflects this organizational structure.

REFINERY OPERATIONS

The Company's refinery operations include the Navajo Refinery and the Montana Refinery.

The following table sets forth certain information about the combined refinery operations of the Company during the last three fiscal years:

                                                           YEARS ENDED JULY 31,
                                                --------------------------------------
                                                   2001          2000          1999
                                                ----------    ----------    ----------
Crude charge (BPD) (1) .......................      64,000        65,300        66,200
Refinery production (BPD) (2) ................      69,600        70,800        70,700
Sales of produced refined products (BPD) .....      69,100        70,400        70,400
Sales of refined products (BPD) (3) ..........      77,000        77,600        75,400

Refinery utilization (4) .....................        95.5%         97.5%         98.8%

Average per barrel (5)
  Net sales ..................................  $    39.60    $    33.52    $    21.29
  Raw material costs .........................       29.80         27.89         15.38
                                                ----------    ----------    ----------
  Refinery margin ............................        9.80          5.63          5.91
  Cash operating costs (6) ...................        4.26          3.72          3.49
                                                ----------    ----------    ----------
  Net cash operating margin ..................  $     5.54    $     1.91    $     2.42
                                                ==========    ==========    ==========

Sales of produced refined products
  Gasolines ..................................        56.1 %        57.1%        57.0%
  Diesel fuels ...............................        21.8          21.8          21.2
  Jet fuels ..................................        10.8          10.3          10.4
  Asphalt ....................................         7.6           7.3           7.6
  LPG and other ..............................         3.7           3.5           3.8
                                                ----------    ----------    ----------
                                                     100.0%        100.0%        100.0%
                                                ==========    ==========    ==========

(1)  Barrels per day of crude oil processed.

(2) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(3) Includes refined products purchased for resale representing 7,900 BPD, 7,200 BPD and 5,000 BPD respectively.

(4)  Crude charge divided by total crude capacity of 67,000 BPD.

(5)  Represents average per barrel amounts for produced refined products sold.

(6) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses relating to refinery operations.

NAVAJO REFINERY

FACILITIES

The Navajo Refinery's crude capacity is 60,000 BPD and it has the ability to process a variety of sour crude oils into high value light products (such as gasoline, diesel fuel and jet fuel).

For the last three fiscal years, sour crude oils have represented approximately 85% of the crude oils processed by the Navajo Refinery. The Navajo Refinery's processing capabilities enable management to vary its crude supply mix to take advantage of changes in raw material prices and to respond to fluctuations in the availability of crude oil supplies. The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products. For fiscal 2001, gasoline, diesel fuel and jet fuel (excluding volumes purchased for resale) represented 57.5%, 22.0%, and 11.2%, respectively, of Navajo's sales volume.

The following table sets forth certain information about the operations of the Navajo Refinery during the last three fiscal years:

                                                               YEARS ENDED JULY 31,
                                                     --------------------------------------
                                                        2001          2000          1999
                                                     ----------    ----------    ----------
Crude charge (BPD) (1) ...........................       57,800        59,400        59,700
Refinery production (BPD) (2) ....................       63,200        64,600        63,800
Sales of produced refined products (BPD) .........       62,600        64,400        63,700
Sales of refined products (BPD) (3) ..............       70,200        71,000        68,300

Refinery utilization (4) .........................         96.3%         99.0%         99.4%

Average per barrel (5)
  Net sales ......................................   $    39.89    $    33.62    $    21.09
  Raw material costs .............................        30.17         28.13         15.46
                                                     ----------    ----------    ----------
  Refinery margin ................................   $     9.72    $     5.49    $     5.63
                                                     ==========    ==========    ==========

(1)  Barrels per day of crude oil processed.

(2) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(3) Includes refined products purchased for resale representing 7,600 BPD, 6,600 BPD, and 4,600 BPD respectively.

(4)  Crude charge divided by total crude capacity of 60,000 BPD.

(5)  Represents average per barrel amounts for produced refined products sold.

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

The Company has approximately 500 miles of crude gathering pipelines transporting crude oil to the Artesia and Lovington facilities from various points in southeastern New Mexico. In addition, in June 1998, the Company acquired from Fina Oil and Chemical Company a crude oil gathering system in West Texas. This system includes approximately 500 miles of pipelines and over 350,000 barrels of tankage and is being used to provide crude oil transportation services to third parties as well as to transport West Texas crude oil that may be exchanged for crude oil used in the Navajo Refinery.

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

Prior to July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, owned and operated an asphalt terminal and blending and modification facility near Phoenix. Navajo Western marketed asphalt produced at the Navajo Refinery and asphalt produced by third parties. In July 2000, Navajo Western and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt manufacturing and marketing assets to NK Asphalt Partners.

Each company owns a 50% interest in the joint venture. All asphalt produced at the Navajo Refinery is sold to the joint venture under a supply agreement.

MARKETS AND COMPETITION

The Navajo Refinery primarily serves the growing southwestern United States market, including El Paso, Texas; Albuquerque and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and the northern Mexico market. The Company's products are shipped by pipeline from El Paso to Albuquerque and from El Paso to Mexico via products pipeline systems owned by Chevron Pipeline Company and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan's Santa Fe Pacific Pipeline. In addition, the Company began in late 1999 transportation of petroleum products to markets in Northwest New Mexico and diesel fuels to Moriarty, New Mexico, near Albuquerque via a pipeline from Chavez County to San Juan County, New Mexico leased by the Company from Mid-America Pipeline Company.

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

The El Paso market for refined products is currently supplied by a number of refiners located either in El Paso or within a radius of several hundred miles. Historically, the Company accounted for approximately 15% of the refined products consumed in the El Paso market. Since 1995, the volume of refined products transported by various suppliers via pipeline to El Paso has substantially expanded, in part as a result of the Company's own 12-inch pipeline expansion described above and primarily as a result of the completion in November 1995 of the Ultramar Diamond Shamrock Corporation ("UDS") 10-inch pipeline running 408 miles from the UDS refinery near Dumas, Texas to El Paso. The capacity of this pipeline (in which Phillips Petroleum Company now has a 1/3 interest) is currently 60,000 BPD after an expansion completed in 1999. In August 2000, UDS announced that it is studying a potential expansion of this pipeline to 80,000 BPD. Since that announcement, UDS and Valero Energy Corporation ("Valero") have also announced their plans to merge. The merger is expected to close in the fourth quarter of 2001 with Valero being the surviving corporation.

Until 1998, the El Paso market and markets served from El Paso were generally not supplied by refined products produced by the large refineries on the Texas Gulf Coast. While wholesale prices of refined products on the Gulf Coast have historically been lower than prices in El Paso, distances from the Gulf Coast to El Paso (more than 700 miles if the most direct route were used) have made transportation by truck unfeasible and have discouraged the substantial investment required for development of refined products pipelines from the Gulf Coast to El Paso.

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

The March 1999 settlement agreement in the federal lawsuit that resulted in the injunction against operation of the Longhorn Pipeline required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A final Environmental Assessment (the "Final EA") on the Longhorn Pipeline was released in November 2000. The Final EA is accompanied by a Finding of No Significant Impact that is conditioned on the implementation by Longhorn Partners of a proposed mitigation plan developed by Longhorn Partners which contains 40 mitigation measures, including the replacement of approximately 19 miles of pipe in the Austin area with new thick-walled pipe protected by a concrete barrier. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The plaintiffs in the federal court lawsuit that resulted in the Environmental Assessment of the Longhorn Pipeline have challenged the Final EA in further federal court proceedings that began in January 2001. In May 2001, one of the intervenor plaintiffs in the federal court lawsuit, the Lower Colorado River Authority ("LCRA"), entered into a settlement agreement with Longhorn Partners under the terms of which Longhorn Partners has agreed to implement specified additional mitigation measures relating to water supplies in certain areas of Central Texas and the LCRA has agreed to dismiss with prejudice its participation as an intervenor in the federal court lawsuit; this settlement agreement has not yet received final approval from the federal court. Longhorn Partners has indicated that construction relating to certain mitigation measures included in the Final EA may not begin until conclusion of legal challenges to the Final EA. At the date of this report, it is not possible to predict the outcome of legal challenges to the Longhorn Pipeline.

The Company supported the initial plaintiffs in the lawsuit that resulted first in the federal court injunction against operation of the Longhorn Pipeline and subsequently in the settlement agreement that required an Environmental Assessment. In addition, the Company has provided financial support for the preparation of expert analyses of the Final EA and of the earlier draft Environmental Assessment and for certain groups and individuals who have wished to express their concerns about the Longhorn Pipeline. The Company believes that the Longhorn Pipeline, as originally proposed to operate beginning in the fall of 1998, would have improperly avoided the substantial capital expenditures required to comply with environmental and safety standards that are normally imposed on major pipeline projects involving environmentally sensitive areas. The Company's belief in this regard was based in part on the fact that, in 1987, a proposed new crude oil pipeline (the All American Pipeline) over essentially the proposed route for the Longhorn Pipeline was found unacceptable, after an environmental impact study, because of serious potential dangers to the environmentally sensitive aquifers over which that proposed pipeline would have operated.

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

In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for the Environmental Assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. However, because of the size of the damages claimed and in spite of the apparent lack of merit in the claims asserted, the Longhorn Suit has created problems for the Company, including the exclusion of the Company from the possibility of certain types of major corporate transactions, an adverse impact on the cost and availability of debt financing for Company operations, and what appears to be a continuing adverse effect on the market price of the Company's common stock. The Company plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit. For additional information on the Longhorn Suit, see Item 3, "Legal Proceedings."

ARIZONA AND ALBUQUERQUE MARKETS

The common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets are currently operated at or near capacity and are subject to proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have been limited. The flow of additional products into El Paso for shipment to Arizona, either as a result of operation of the Longhorn Pipeline or otherwise, could further exacerbate such constraints on deliveries to Arizona. No assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the common carrier pipeline to Arizona. Any future constraints on the Company's ability to transport its refined products to Arizona could, if sustained, adversely affect the Company's results of operations and financial condition. In the case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations on the amount of refined products that the Company and other shippers can deliver. As discussed below (see "Capital Improvement Projects"), the Company has entered into a Lease Agreement (the "Lease Agreement") for a pipeline between Artesia and the Albuquerque vicinity and Bloomfield, New Mexico with Mid-America Pipeline Company. The Company has completed a refined products terminal in Bloomfield and a diesel fuel terminal 40 miles east of Albuquerque in Moriarty, New Mexico. The Company is expanding its terminal in Moriarty to include gasoline and jet fuel, and the expanded terminal is expected to be operational by the fall of 2001. Completion of this project will allow the Company to transport additional products directly to the Albuquerque area on the leased pipeline, thereby eliminating third party tariff expenses and reducing the risk of future pipeline constraints on shipments to Albuquerque.

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

In recent years, there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. These transactions could increase future competitive pressures on the Company.

CRUDE OIL AND FEEDSTOCK SUPPLIES

The Navajo Refinery is situated near the Permian Basin in an area which historically has had abundant supplies of crude oil available both for regional users, such as the Company, and for export to other areas. The Company purchases crude oil from producers in nearby southeastern New Mexico and West Texas and from major oil companies. Crude oil is gathered both through the Company's pipelines and tank trucks and through third party crude oil pipeline systems. Crude oil acquired in locations distant from the refinery is exchanged for crude oil that is transportable to the refinery. With the purchase in 1998 of the West Texas gathering system, Navajo gained the ability to purchase crude oil at the lease in additional areas in West Texas, and this capability should add to the continued stability of the Navajo Refinery's crude oil supply. In addition, in 1999 the Company completed a new 65-mile pipeline between Lovington and Artesia, New Mexico and acquired certain pipeline transportation and storage assets located in West Texas and New Mexico in an asset exchange with ARCO Pipeline Company. Both transactions increase the Company's ability to access additional raw materials for the Navajo Refinery.

PRINCIPAL PRODUCTS AND MARKETS

The Navajo Refinery converts approximately 90% of its raw materials throughput into high value light products.

Set forth below is certain information regarding the principal products of Navajo during the last three fiscal years:

                                                                    YEARS ENDED JULY 31,
                                                   ---------------------------------------------------
                                                        2001               2000             1999
                                                   ---------------   ---------------   ---------------
                                                     BPD      %       BPD       %       BPD       %
                                                   ------   ------   ------   ------   ------   ------
Sales of produced refined products (1)
  Gasolines ....................................   36,000     57.5%  37,600     58.4%  37,400     58.7%
  Diesel fuels .................................   13,800     22.0   14,200     22.0   13,400     21.0
  Jet fuels ....................................    7,000     11.2    6,800     10.6    6,900     10.9
  Asphalt ......................................    3,500      5.6    3,600      5.6    3,600      5.6
  LPG and other ................................    2,300      3.7    2,200      3.4    2,400      3.8
                                                   ------   ------   ------   ------   ------   ------
     Total .....................................   62,600    100.0%  64,400    100.0%  63,700    100.0%
                                                   ======   ======   ======   ======   ======   ======

(1) Excludes refined products purchased for resale.

Light products are shipped by product pipelines or are made available at distant points by exchanges with others. Light products are also made available to customers through truck loading facilities at the refinery and at terminals.

Navajo's principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX (the government-owned energy company of Mexico) and retailers. Navajo's gasoline is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, Bloomfield, and Tucson, and in portions of northern Mexico. Diesel fuel is sold to other refiners, wholesalers, independent dealers and railroads. Jet fuel is sold primarily for military use. Military jet fuel is sold to the Defense Energy Support Center (the "DESC") under a series of one-year contracts that can vary significantly from year to year. Navajo sold approximately 7,300 BPD of jet fuel to the DESC in its 2001 fiscal year and has a contract to supply 8,500 BPD to the DESC for the year ending September 30, 2002. Since the formation of NK Asphalt Partners in July 2000, all asphalt is sold to NK Asphalt Partners. Carbon black oil is sold for further processing, and LPGs are sold to petrochemical plants and LPG retailers.

Approximately 8% of the Company's revenues for fiscal 2001 resulted from the sale for export of gasoline and diesel fuel to an affiliate of PEMEX. Approximately 10% of the Company's revenues for fiscal 2001 resulted from the sale of military jet fuel to the United States Government. Although there can be no assurance that the Company will always be awarded such contracts in the future, the Company has had a supply contract with the United States Government for each of the last 32 years. The loss of the Company's supply agreement with the United States Government could have a material adverse effect on the Company's results of operations to the extent alternate commercial jet fuel or additional diesel fuel sales could not be secured. In addition to the United States Government and PEMEX, other significant sales were made to two petroleum companies. Arco Products Company, which in April 2000 was acquired by BP p.l.c., is a purchaser of gasoline for resale to retail customers and accounted for approximately 16% of the Company's revenues in fiscal 2001. Tosco Corporation and affiliates, which in September 2001 was acquired by Phillips Petroleum Company, is a purchaser of gasoline and diesel fuel for resale to retail customers and accounted for approximately 13% of the Company's revenues in fiscal 2001. The Company believes that a loss of, or reduction in amounts purchased by, major current purchasers that resell to retail customers would not have a material adverse effect on the Company, since the Company's sales volumes with respect to products whose end-users are retail customers appear to have been historically more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser.

CAPITAL IMPROVEMENT PROJECTS

The Company has invested significant amounts in capital expenditures in recent years to enhance the Navajo Refinery and expand its supply and distribution network. For the 2002 fiscal year, the capital budget of Navajo Refinery, including its supply and distribution network, totals approximately $34 million. The components of this budget are $10 million for refinery improvements, $20 million for costs to complete the hydrotreater project described below, and $4 million for refinery related pipeline and transportation projects. In addition to these projects, the Company plans to expend in the 2002 fiscal year approximately $10 million on projects principally for refinery improvements that were approved in previous capital budgets.

In November 1997, the Company purchased a hydrotreater unit for $5 million from a closed refinery. This purchase will give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. During the last two years, the Company spent approximately $8 million on relocation, engineering and equipment fabrication related to the hydrotreater project. The remaining costs to complete the hydrotreater project, estimated to be approximately $20 million, have been included in the capital budget for 2002. Subject to obtaining necessary permitting in a timely manner, the Company currently expects that the hydrotreater project could be completed by the fall of 2003. The hydrotreater will enhance higher value light product yields and expand the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements scheduled to become effective in 2004. Based on the current configuration of the Navajo Refinery, the Company can supply current sales volumes for the Phoenix market under the CARB standards prior to completion of the hydrotreater. Additionally, in fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will recover additional extracted sulfur when the hydrotreater is completed.

The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield, New Mexico and a diesel fuel terminal 40 miles east of Albuquerque in Moriarty, New Mexico. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began in the last months of calendar 1999. The Company is expanding its pumping capacity on the Leased Pipeline and its terminal in Moriarty to include gasoline and jet fuel. The increase in pipeline capacity and the expanded terminal are expected to be operational by the end of calendar 2001. When these initiatives are completed, the Company will be positioned to expand the transportation of petroleum products from the Navajo Refinery to the Albuquerque area.

The additional pipeline capacity resulting from the new pipelines constructed in conjunction with the Rio Grande joint venture (discussed under "Pipeline Transportation") and from the Leased Pipeline have reduced pipeline operating expenses at existing throughputs. In addition, the new pipeline capacity will allow the Company to increase volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and could allow the Company to shift volumes among markets in response to any future increased competition in particular markets.

MONTANA REFINERY

MRC owns a 7,000 BPD petroleum refinery near Great Falls, Montana, which can process a wide range of crude oils and primarily serves markets in Montana. For the last three fiscal years, excluding downtime for scheduled maintenance and turnarounds, the Montana Refinery has operated at an average annual crude capacity utilization rate of approximately 92%.

The following table sets forth certain information about the operations of the Montana Refinery during the last three fiscal years:

                                                             YEARS ENDED JULY 31,
                                                     ---------------------------------
                                                      2001        2000          1999
                                                     ------     ---------    ---------
Crude charge (BPD) (1) ...........................    6,200       5,900        6,600
Refinery production (BPD) (2) ....................    6,400       6,200        6,900
Sales of produced refined products (BPD) .........    6,500       6,100        6,700
Sales of refined products (BPD) (3) ..............    6,800       6,600        7,100

Refinery utilization (4) .........................     88.6%       84.3%        93.7%

Average per barrel (5)
  Net sales ......................................   $36.83      $32.40       $23.13
  Raw material costs .............................    26.22       25.34        14.63
                                                     ------      ------       ------
  Refinery margin ................................   $10.61      $ 7.06       $ 8.50
                                                     ======      ======       ======

(1)  Barrels per day of crude oil processed.

(2) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(3) Includes refined products purchased for resale representing 300 BPD, 500 BPD and 400 BPD respectively.

(4)  Crude charge divided by total crude capacity of 7,000 BPD.

(5)  Represents average per barrel amounts for produced refined products sold.

The Montana Refinery currently obtains its supply of crude oil primarily from suppliers in Canada via a common carrier pipeline, which runs from the Canadian border to the refinery. The Montana Refinery's principal markets include Great Falls, Helena, Bozeman and Billings, Montana. MRC competes principally with three other Montana refineries.

Set forth below is certain information regarding the principal products of Montana Refinery during the last three fiscal years:

                                                                            YEARS ENDED JULY 31,
                                                   ---------------------------------------------------------------------------
                                                           2001                     2000                       1999
                                                   ---------------------    ---------------------     ------------------------
                                                      BPD          %           BPD          %            BPD             %
                                                   ---------   ---------    ---------   ---------     ---------      ---------
Sales of produced refined products (1)
  Gasolines .................................          2,700        41.5%       2,600        42.6%        2,800           41.8%
  Diesel fuels ..............................          1,300        20.0        1,200        19.7         1,500           22.4
  Jet fuels .................................            400         6.2          500         8.2           400            6.0
  Asphalt ...................................          1,800        27.7        1,500        24.6         1,700           25.3
  LPG and other .............................            300         4.6          300         4.9           300            4.5
                                                   ---------   ---------    ---------   ---------     ---------      ---------
     Total ..................................          6,500       100.0%       6,100       100.0%        6,700          100.0%
                                                   =========   =========    =========   =========     =========      =========

     (1) Excludes refined products purchased for resale.

For the 2002 fiscal year, MRC's capital budget totals $1.5 million, most of which is for various improvements at the Montana Refinery.

PIPELINE TRANSPORTATION OPERATIONS

PIPELINE TRANSPORTATION BUSINESS

In recent years, the Company developed and expanded a pipeline transportation business generating revenues from unaffiliated parties. The pipeline transportation operations include approximately 1,000 miles of pipelines, of which approximately 400 miles are part of the supply and distribution network of the Navajo Refinery. Additionally, the Company has a 25% investment in Rio Grande Pipeline Company, described below. For fiscal 2002, the Company did not budget any significant amount for capital expenditures that will be used for the pipeline transportation business.

The Company has a 25% interest in Rio Grande Pipeline Company ("Rio Grande"), a pipeline joint venture with subsidiaries of The Williams Companies, Inc. and BP p.l.c. to transport liquid petroleum gases to Mexico. Deliveries by the joint venture began in April 1997.

In October 1996, the Company completed a new 12" refined products pipeline from Orla to El Paso, Texas, which replaced a portion of an 8" pipeline previously used by Navajo that was transferred to Rio Grande.

In 1998, the Company implemented an alliance with FINA, Inc. ("FINA") to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel fuel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in the future. FINA constructed a 50-mile pipeline which connected an existing FINA pipeline system to the Company's 12" pipeline between Orla, Texas and El Paso, Texas pursuant to a long-term lease of certain capacity of the Company's 12" pipeline. In August 1998, FINA began transporting to El Paso gasoline and diesel fuel from its Big Spring, Texas refinery, and the Company began to realize pipeline rental and terminalling revenues from FINA under these agreements. In August 2000, Alon USA LP, a subsidiary of an Israeli petroleum refining and marketing company, succeeded to FINA's interest in this alliance. Pursuant to this long-term lease agreement, Alon will ultimately have the right to transport up to 20,000 BPD to El Paso on this interconnected system.

In June 1998, the Company purchased from Fina Oil and Chemical Company a crude oil gathering system in West Texas. The assets purchased include approximately 500 miles of pipelines and over 350,000 barrels of tankage. Approximately 23,000 barrels per day of crude oil are gathered on these systems. Since the purchase, these assets have generated a relatively stable source of transportation service income and have given Navajo the ability to purchase crude oil at the lease in new areas, thus potentially enhancing the stability of crude oil supply and refined product margins for the Navajo Refinery.

During the fourth quarter of fiscal 1999, the Company completed a new 65-mile 10" pipeline between Lovington and Artesia, New Mexico, to permit the delivery of isobutane (and/or other LPGs) to an unrelated refinery in El Paso as well as to increase the Company's ability to access additional raw materials for the Navajo Refinery.

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

EXPLORATION AND PRODUCTION

The Company conducts a small-scale oil and gas exploration and production program. For fiscal 2002, the Company has budgeted approximately $0.5 million for capital expenditures related to oil and gas exploration activities.

JET FUEL TERMINAL

The Company owns and operates a 120,000-barrel-capacity jet fuel terminal near Mountain Home, Idaho, which serves as a terminalling facility for jet fuel sold by unaffiliated producers to the Mountain Home United States Air Force Base.

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

EMPLOYEES AND LABOR RELATIONS

As of September 30, 2001, the Company had approximately 521 employees. Of its employees, 201 are covered by collective bargaining agreements ("covered employees"). Contracts relating to the covered employees at all facilities will expire during 2002. The Company considers its employee relations to be good. As part of the Company's cost reduction and production efficiency program initiated in the fourth quarter of fiscal 2000, a voluntary early retirement package was offered to eligible employees. A total of 55 employees retired under this program, most of whom had been employed by the Navajo Refinery. Of these 55 employees, 67% retired during the first quarter of fiscal 2001, 22% in the second quarter, and 11% in the third and fourth quarters of fiscal 2001.

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

Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix adopted the even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in late 2000. This new requirement, the recently proposed EPA Nationwide Low-Sulfur Gasoline requirements that will become effective in 2004, EPA Nationwide Low-Sulfur Diesel requirements that will become effective in 2006, other requirements of the federal Clean Air Act, and other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements. The Company believes that the completion of the hydrotreater project, described above under "Capital Improvement Projects," will allow the Company to meet announced future gasoline requirements.

The Company is and has been the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries. Certain proceedings relating to environmental regulation are described in Item 3, "Legal Proceedings." Current and future environmental regulations inevitably will require expenditures, including remediation, at the New Mexico and Montana refineries. The extent of any such expenditures cannot presently be determined.

The Company's operations are also subject to various laws and regulations relating to occupational health and safety. The Company maintains safety, training and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. Recently enacted comprehensive health and safety legislation has required and continues to require substantial expenditures.

The Company cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to the Company's operations. Compliance with more stringent laws or regulations or more vigorous enforcement policies of regulatory agencies could have an adverse effect on the financial position and the results of operations of the Company and could require substantial expenditures by the Company for the installation and operation of systems and equipment not currently possessed by the Company.

INSURANCE

The Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in the judgment of the Company, do not justify such expenditures.

COST REDUCTION AND PRODUCTION EFFICIENCY PROGRAM

In May 2000, the Company announced a cost reduction and production efficiency program that is expected to yield annual pre-tax improvement of approximately $20 million. The program is currently being implemented and should be completed by July 2002. The cost reduction and production efficiency program includes productivity enhancements and a reduction in workforce. As part of the implementation of cost reductions, the Company offered a voluntary early retirement program to eligible employees, under which 55 employees retired by July 31, 2001. The pre-tax cost of the voluntary early retirement program was $6.8 million and was reflected in the Company's earnings for the quarter ended July 31, 2000. Estimated capital expenditures totaling approximately $9 million were included in the capital budgets of fiscal 2001 and 2002 to effectuate some of the production improvements.

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

On May 10, 2001, the Environmental Protection Division of the New Mexico Environment Department ("NMED") issued a Compliance Order Requiring Compliance and Assessing a Civil Penalty (the "Compliance Order") which alleges that the fluid catalytic cracking unit ("FCCU") at the Company's Navajo Refinery has operated in excess of allegedly applicable air emissions limits for certain pollutants in substantial portions or all of the period from 1992 to the present. The Compliance Order seeks immediate compliance with the emission limits alleged to be applicable or a settlement agreement with the Company establishing a binding schedule for installing equipment to achieve compliance with the specified limits. The Compliance Order states that a civil penalty will be calculated by the NMED during the penalty phase of proceedings under the Compliance Order and asserts the applicability of provisions of New Mexico law authorizing penalties of up to $15,000 per day or per hour for violations of air emissions permit limits. The Company filed in June 2001 a Request for Hearing and Answer challenging the Compliance Order. Proceedings with respect to the Compliance Order are currently stayed to permit settlement discussions involving the NMED and other parties as described in the next paragraph.

In July 2001, the Company initiated discussions among the Company, the EPA, the NMED, and the Montana Department of Environmental Quality with respect to a possible global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Company hopes that an agreement on these issues can be reached that is acceptable to the Company and the governmental agencies involved but no assurance is possible that such an agreement can in fact be entered into. If an agreement can be reached, it is expected that such agreement would involve capital investments by the Company, some of them substantial, and the payment of a monetary penalty the amount of which cannot presently be determined.

In May and June 2001, the Company filed claims with the Department of Defense under the Contract Disputes Act asserting that additional amounts are due to the Company with respect to jet fuel sales to the Defense Fuel Supply Center in the years 1982 through 1995. The total of all claims filed by the Company is approximately $210 million. While the Company believes that the positions asserted in the Company's claims are justified under applicable law, the Company believes that these claims will initially not be allowed by the Department of Defense and that any recovery with respect to the claims would require further proceedings. It is not possible at the date of this report to predict what amount, if any, will ultimately be payable to the Company with respect to these claims.

The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2001 fiscal year.

Executive Officers of Registrant (per instruction 3 to Item 401(b) of Regulation S-K)

         The executive officers of the Company as of October 19, 2001 are as follows:


                                                                                           EXECUTIVE
       NAME                         AGE               POSITION                           OFFICER SINCE
       ----                         ---               --------                           -------------
Lamar Norsworthy                    55      Chairman of the Board                           1971
                                              and Chief Executive Officer

Matthew P. Clifton                  50      President and Director                          1988

W. John Glancy                      59      Senior Vice President, General                  1998
                                              Counsel, Secretary and Director

David G. Blair                      43      Vice President, Marketing                       1994
                                              Asphalt and LPG

Leland J. M. Griffin                53      Vice President, Montana                         1999
                                              Operations

Tommy Guercio                       32      Vice President, Information                     2001
                                              Technology

Randall R. Howes                    44      Vice President, Refining                        1997

John A. Knorr                       51      Vice President, Crude Oil                       1988
                                              Supply and Trading

Stephen J. McDonnell                50      Vice President and Chief                        2000
                                              Financial Officer

Mike Mirbagheri                     62      Vice President, International                   1982
                                              Crude Oil and Refined
                                              Products

Scott C. Surplus                    42      Vice President, Treasury and Tax                2000

James G. Townsend                   46      Vice President, Pipelines
                                              and Terminals                                 1997

Kathryn H. Walker                   51      Vice President, Accounting                      1999

Gregory A. White                    44      Vice President, Marketing                       1994
                                              Light Oils

All officers of the Company are elected annually to serve until their successors have been elected. Mr. Glancy held the office of Senior Vice President, Legal from December 1998 through September 1999, when his title was changed to Senior Vice President and General Counsel; he has held the additional office of Secretary since April 1999; prior to December 1998, Mr. Glancy had been outside counsel to the Company on various matters for over 10 years. Mr. Knorr is also President of one of the partners of MRC and serves as the General Manager of MRC. Mr. Howes served as Manager of Technical Services of Navajo from 1991 to 1997, as Vice President, Technical Services from September 1997 to December 1998, and as Vice President, Engineering and Economics from December 1998 through March 2000, when he was elected to his current position. Mr. Townsend has served in his current position since September 1997; he served as Manager of Transportation of Navajo from 1995 to 1997, and previously held various transportation/pipeline positions. Mr. Griffin and Ms. Walker have served in their respective positions since September 1999. Mr. Griffin has served as the Refinery Manager of the Montana Refinery since 1989. Ms. Walker has served as the Controller of Navajo since 1993. Mr. McDonnell held the office of Vice President, Finance and Corporate Development from August 2000 to September 2001, when his title was changed to Vice President and Chief Financial Officer. Mr. McDonnell was with Central and South West Corporation as a Vice President in the mergers and acquisitions area from 1996 to June 2000 and as Treasurer from 1989 to 1996. Mr. Surplus has served in his current position since June 2000. Mr. Surplus previously served as Assistant Treasurer of the Company from 1990 to March 2000. From April 2000 to June 2000, Mr. Surplus was not with the Company and was the Vice President, Finance of e.io, inc., a data storage service company. Mr. Guercio has served in his current position since September 2001 and has served as the Company's Chief Information Officer since May 2001, when he joined the Company. Mr. Guercio served as a Managing Director for an energy based technology company, Delinea Corporation, from September 2000 to May 2001, and was the Chief Information Officer and Director of Operations from October 1998 to September 2000 for Toni&Guy and TIGI Linea, an international retailer, distributor and manufacturing company. From 1992 to October 1998, Mr. Guercio was with KPMG in the business consulting and assurance practices area.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:




                                                                                            TOTAL
Fiscal years ended July 31,          High               Low            Dividends           Volume
----------------------------      ------------      ------------      ------------      ------------
2000
     First Quarter .........      $       7.69      $       6.75      $       .085         1,239,400
     Second Quarter ........              7.38              6.31              .085         1,340,400
     Third Quarter .........              7.00              5.00              .085         2,392,400
     Fourth Quarter ........              6.75              4.63              .085         1,404,200


2001
     First Quarter .........      $       6.63      $       5.97      $        .09           651,200
     Second Quarter ........              9.75              6.25               .09         1,509,200
     Third Quarter .........             18.40              8.95               .09         3,647,800
     Fourth Quarter ........             25.07             15.00               .10        10,746,000

In June 2001, the Board of Directors declared a two-for-one stock split, effected in the form of a 100-percent stock dividend which was distributed in July 2001. All references to the number of shares (other than common stock on the Consolidated Balance Sheet) and per share amounts in this Form 10-K Annual Report have been adjusted to reflect the split on a retroactive basis.

As of September 30, 2001, the Company had approximately 1,600 stockholders of record.

On September 21, 2001, the Company's Board of Directors declared a regular quarterly dividend in the amount of $.10 per share payable on October 9, 2001. The Company intends to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, the financial condition of the Company and other factors. The Senior Notes and Credit Agreement limit the payment of dividends. See Note 6 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial information for the Company as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Form 10-K.


YEARS ENDED JULY 31,                                       2001           2000           1999           1998           1997
--------------------                                    -----------    -----------    -----------    -----------    -----------
                                                                                (In thousands, except share amounts)
FINANCIAL DATA
   For the year
      Sales and other revenues .....................    $ 1,142,130    $   965,946    $   597,986    $   590,299    $   721,346
      Income before income taxes ...................    $   121,895    $    18,634    $    33,159    $    24,866    $    21,819
      Income tax provision .........................         48,445          7,189         13,222          9,699          8,732
                                                        -----------    -----------    -----------    -----------    -----------
      Net income ...................................    $    73,450    $    11,445    $    19,937    $    15,167    $    13,087
                                                        ===========    ===========    ===========    ===========    ===========

      Net income per common share - basic ..........    $      4.84    $      0.71    $      1.21    $      0.92    $      0.79

      Net income per common share - diluted ........    $      4.77    $      0.71    $      1.21    $      0.92    $      0.79

     Cash dividends per common share ...............    $      0.37    $      0.34    $      0.32    $      0.30    $      0.26

     Average number of common shares outstanding
         Basic .....................................         15,187         16,131         16,507         16,507         16,507
         Diluted ...................................         15,387         16,131         16,507         16,507         16,507

     Net cash provided by
        operating activities .......................    $   105,641    $    46,804    $    47,628    $    38,193    $     5,457

   At end of year
     Working capital ...............................    $    57,731    $       363    $    13,851    $    14,793    $    45,241
     Total assets .................................     $   490,429    $   464,362    $   390,982    $   349,857    $   349,803
     Long-term debt (including current portion) ...     $    42,857    $    56,595    $    70,341    $    75,516    $    86,291
     Stockholders' equity .........................     $   201,734    $   129,581    $   128,880    $   114,349    $   105,121

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K, including without limitation those under "Business and Properties" under Items 1 and 2, "Legal Proceedings" under Item 3 and "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" under this
Item 7 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of capital investments and marketing strategies by the Company, the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

FINANCIAL DATA


                                                                       YEARS ENDED JULY 31,
                                                         ------------------------------------------------
                                                             2001              2000               1999
                                                         ------------      ------------      ------------
                                                               (In thousands, except share data)
Sales and other revenues ...........................     $  1,142,130      $    965,946      $    597,986

Operating costs and expenses
   Cost of products sold ...........................          871,321           800,663           428,472
   Operating expenses ..............................          100,410            88,550            80,654
   Selling, general and administrative expenses ....           23,123            20,724            22,159
   Depreciation, depletion and amortization ........           27,327            27,496            26,358
   Exploration expenses, including dry holes .......            2,042             1,729             1,370
   Voluntary early retirement costs ................               --             6,783                --
                                                         ------------      ------------      ------------
        Total operating costs and expenses .........        1,024,223           945,945           559,013
                                                         ------------      ------------      ------------
Income from operations .............................          117,907            20,001            38,973

Other income (expense)
   Equity in earnings of joint ventures ............            5,302             1,586             1,965
   Interest expense, net ...........................           (2,467)           (5,153)           (7,779)
   Other income ....................................            1,153             2,200                --
                                                         ------------      ------------      ------------
                                                                3,988            (1,367)           (5,814)
                                                         ------------      ------------      ------------
Income before income taxes .........................          121,895            18,634            33,159
Income tax provision ...............................           48,445             7,189            13,222
                                                         ------------      ------------      ------------
Net income .........................................     $     73,450      $     11,445      $     19,937
                                                         ============      ============      ============


Net income per common share - basic (1) ............     $       4.84      $       0.71      $       1.21

Net income per common share - diluted (1) ..........     $       4.77      $       0.71      $       1.21

Weighted average number of shares (1)
   Basic ...........................................           15,187            16,131            16,507
   Diluted .........................................           15,387            16,131            16,507

Sales and other revenues (2)
   Refining ........................................     $  1,120,248      $    947,317      $    582,172
   Pipeline Transportation .........................           18,454            14,861            11,936
   Corporate and other .............................            3,428             3,768             3,878
                                                         ------------      ------------      ------------
   Consolidated ....................................     $  1,142,130      $    965,946      $    597,986
                                                         ============      ============      ============

Income (loss) from operations (2)
   Refining ........................................     $    116,218      $     25,480      $     42,118
   Pipeline Transportation .........................           10,243             7,859             6,552
   Corporate and other .............................           (8,554)          (13,338)           (9,697)
                                                         ------------      ------------      ------------
   Consolidated ....................................     $    117,907      $     20,001      $     38,973
                                                         ============      ============      ============

(1) In June 2001, the Board of Directors declared a two-for-one stock split, effected in the form of a 100-percent stock dividend which was distributed in July 2001. All references to the number of shares and per share amounts have been adjusted to reflect the split on a retroactive basis.

(2) The Refining segment includes the Company's principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the Navajo Refinery) and the Company's refinery near Great Falls, Montana. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Costs associated with pipelines and terminals operated in conjunction with the Refining segment as part of the supply and distribution networks of the refineries are included in the Refining segment. The Pipeline Transportation segment includes approximately 1,000 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. The charge for the voluntary early retirement program is included in Corporate and other.

OPERATING DATA


                                                YEARS ENDED JULY 31,
                                      ----------------------------------------
                                         2001           2000           1999
                                      ----------     ----------     ----------

Crude charge (BPD) (1) ..........         64,000         65,300         66,200

Average per barrel (2)
  Refinery margin ...............     $     9.80     $     5.63     $     5.91
  Cash operating costs (3) ......           4.26           3.72           3.49
                                      ----------     ----------     ----------
  Net cash operating margin .....     $     5.54     $     1.91     $     2.42
                                      ==========     ==========     ==========

         (1) Barrels per day of crude oil processed.

         (2) Represents average per barrel amounts for produced refined products sold.

         (3) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses that are part of refinery operations.

2001 COMPARED TO 2000

Net income for the fiscal year ended July 31, 2001 was $73.5 million ($4.84 per share), as compared to $11.4 million ($.71 per share) for the prior year. Earnings for the fourth quarter of the 2000 fiscal year had been reduced by a one-time $6.8 million pre-tax charge for voluntary early retirement costs associated with the Company's cost reduction and efficiency program.

Significantly higher refinery margins were the principal factor in the favorable change in net income as compared to the prior year. Refinery margins increased 74% above fiscal 2000 refinery margins due to very strong margins for refined products in markets served by the Company's refineries. Both revenues and cost of products sold were higher in fiscal 2001 as compared to fiscal 2000, due principally to the increased cost of purchased crude oil and, with respect to revenues, higher margins.

Favorably impacting earnings for fiscal 2001 was the realization of significant benefits from the cost reduction and production efficiency program announced in May 2000, which continues to be implemented. The benefits realized in fiscal 2001 by the cost reduction initiatives somewhat mitigated the impact on the Company of increased utilities costs experienced by the Company and other petroleum refining and transportation companies during much of the year. Also contributing to income in fiscal 2001 was the Company's share of earnings in an asphalt joint venture formed in July 2000 with a subsidiary of Koch Industries, Inc., an increase in pipeline transportation income, and lower net interest expense due to higher levels of short-term investments in the current fiscal year. The Company's income in fiscal 2001 also included $1.1 million resulting from the settlement of certain contractual issues relating to the crude oil gathering system purchased in 1998, as compared to other income of $2.2 million in fiscal 2000 resulting from the termination of a long-term sulfur recovery agreement with a third party. General and administrative expenses increased in fiscal 2001 due to increased accrued compensation.

2000 COMPARED TO 1999

Net income for the year ended July 31, 2000 was $11.4 million ($.71 per share), as compared to $19.9 million ($1.21 per share) for fiscal 1999. The results for fiscal 2000 reflected a one-time $6.8 million pre-tax charge for voluntary early retirement costs associated with the cost reduction and efficiency program initiated in the fourth quarter of the 2000 fiscal year. Without this charge in the 2000 fiscal year, net income for fiscal 2000 would have been $15.5 million ($.96 per share).

The decrease in net income for fiscal 2000 as compared to fiscal 1999 was primarily attributable to the charge of $6.8 million for the voluntary early retirement program, to reduced refinery margins partially offset by increased sales volumes, and to increases in operating expenses for fiscal 2000 attributable principally to increased utility costs. Because of generally higher crude oil prices in fiscal 2000, both revenues and cost of products sold were higher for fiscal 2000 than for fiscal 1999. Refinery margins decreased 4.7% during fiscal 2000 compared to the prior year, as crude prices increased at a slightly greater rate than product prices. Refining income was favorably affected by a 2.9% increase in sales volume in fiscal 2000, as compared to fiscal 1999, enabling the Company to reach a record annual sales volume level.

Favorable factors impacting earnings in the 2000 fiscal year, as compared to the prior year, were increased pipeline transportation income, lower net interest expense due to reduced borrowings and higher levels of short-term investments in the 2000 fiscal year, income of $2.2 million resulting from the termination of a long-term sulfur recovery agreement with a third party, and a decrease in general and administrative expenses relating principally to non-recurring compensation expense in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $62.2 million to $65.8 million at July 31, 2001 as cash flows generated from operations were significantly greater than cash flows required for investing activities, payments on long term fixed rate debt, and dividends paid. Working capital increased during the year ended July 31, 2001 by $57.3 million to $57.7 million. In April 2001, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement. If there is a satisfactory resolution in the Longhorn Partners Pipeline lawsuit prior to October 10, 2002, the expiration date will be October 10, 2003, and if there is not a satisfactory resolution of this lawsuit, the expiration date will be October 10, 2002. Under the current agreement, the Company will have access to $90 million of commitments for both revolving credit loans and letters of credit. Up to $45 million of this facility may be used for revolving credit loans. At July 31, 2001 the Company had letters of credit outstanding under the facility of $27.6 million and no borrowings outstanding. The Company believes its internally generated cash flow, along with its Credit Agreement, provides sufficient resources to fund capital projects, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs.

In May 2000, the Company announced a cost reduction and production efficiency program that is expected to yield annual pre-tax improvements totaling approximately $20 million. The program is currently being implemented and should be completed by July 2002. The cost reduction and production efficiency program includes productivity enhancements and a reduction in workforce. As part of the implementation of cost reductions, the Company offered a voluntary early retirement program to eligible employees, under which 55 employees retired in fiscal 2001. The pre-tax cost of the voluntary early retirement program was $6.8 million and was reflected in the Company's earnings for the quarter ended July 31, 2000. Estimated capital expenditures totaling approximately $9 million were included in the capital budgets for fiscal 2001 and 2002 to effectuate some of the production improvements.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $105.6 million in fiscal 2001, compared to $46.8 million in fiscal 2000 and $47.6 million in fiscal 1999. Comparing fiscal 2001 to fiscal 2000, the increase was primarily due to strong cash flows from the refining operations of the Company. Comparing fiscal 2000 to fiscal 1999, the small decrease in cash provided from operating activities was principally due to lower cash flows from operations, as refinery margins were lower in fiscal 2000 as compared to the prior fiscal year, and payments made for income taxes, offset by the favorable effect on cash flow from higher crude and product prices in fiscal 2000.

CASH FLOWS FOR FINANCING ACTIVITIES

Cash flows used for financing activities amounted to $14.7 million in fiscal 2001, compared to $27.2 million in fiscal 2000 and $22.1 million in fiscal 1999. During fiscal 2001, the Company repaid $13.7 million of its fixed rate term debt, received proceeds of $5.5 million for common stock issued upon exercise of stock options (379,000 shares) and paid $5.6 million in dividends. The Company did not made any bank borrowings during the 2001 fiscal year. During fiscal 2000, the Company repaid $13.7 million of its fixed rate term debt, repurchased 8.5% of its outstanding common stock and paid $5.5 million in dividends. On April 18, 2000, the Company repurchased 1,405,400 shares of its outstanding common stock for $7.2 million, or approximately $5.14 per share. The repurchase, which was made from an institutional shareholder, was funded from existing working capital. During 1999, increased cash flows from operating activities enabled the Company to retire its $11.6 million outstanding bank debt, make $5.2 scheduled debt payments on the Senior Notes and pay $5.3 million in dividends. In fiscal 2002, $8.6 million of fixed rate term debt becomes due.

See Note 6 to the Consolidated Financial Statements for a summary of the terms and conditions of the Senior Notes and of the Credit Agreement.

CASH FLOWS FOR INVESTING ACTIVITIES AND CAPITAL PROJECTS

Cash flows used for investing activities totaled $72.9 million over the last three years, $28.8 million in 2001, $20.1 million in 2000, and $24.0 million in 1999. All of these amounts were expended on capital projects except for investments and working capital advances to a joint venture created to manufacture and market asphalt products of $5.8 million in fiscal 2001 and $3.3 million in fiscal 2000. The net negative cash flow for investing activities was offset by distributions to the Company from the Rio Grande joint venture of $0.1 million in fiscal 2001, $2.4 million in fiscal 2000, and $2.9 million in fiscal 1999 and by distributions and working capital advance repayments from the asphalt joint venture of $5.6 million in fiscal 2001.

The Company has adopted a capital budget of approximately $36 million for fiscal 2002. The components of this budget are $11 million for refinery improvements, $20 million for the remaining costs relating to the hydrotreater project as described below, $4 million for pipeline and transportation projects, and $0.5 million for oil and gas exploration and production activities. In addition to these projects, the Company plans to expend in the 2002 fiscal year approximately $10 million on capital projects principally for refinery improvements that were approved in previous capital budgets.

In November 1997, the Company purchased a hydrotreater unit for $5 million from a closed refinery. This purchase will give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. During the last two years, the Company spent approximately $8 million on relocation, engineering and equipment fabrication related to the hydrotreater project. The remaining costs to complete the hydrotreater project, estimated to be approximately $20 million, have been included in the capital budget for fiscal 2002. Subject to obtaining necessary permitting in a timely manner, the Company currently expects that the hydrotreater project could be completed by the fall of 2003. The hydrotreater will enhance higher value light product yields and expand the Company's ability to meet the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the late 2000, and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. Based on the current configuration of the Navajo Refinery, the Company can supply current sales volumes for the Phoenix market under the CARB standards prior to completion of the hydrotreater. Additionally, in fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will recover additional extracted sulfur when the hydrotreater is completed.

The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield, New Mexico and a diesel fuel terminal 40 miles east of Albuquerque in Moriarty, New Mexico. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began in the last months of calendar 2000. The Company is expanding its pumping capacity on the Leased Pipeline and its terminal in Moriarty to include gasoline and jet fuel. The increase in pipeline capacity and the expanded terminal are expected to be operational by the end of calendar 2001. When these initiatives are completed, the Company will be positioned to expand the transportation of petroleum products from the Navajo Refinery to the Albuquerque area.

In July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt and manufacturing assets to NK Asphalt Partners. Each Company owns a 50% interest in the joint venture. All asphalt produced at the Navajo Refinery will be sold to the joint venture under a supply agreement. The Company is required to make additional contributions to the joint venture for each of the next nine years of up to $3,250,000 per year, contingent on the earnings level of the joint venture. The Company expects to finance such contributions from its share of cash flows of the joint venture.

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

Until 1998, the El Paso market and markets served from El Paso were generally not supplied by refined products produced by the large refineries on the Texas Gulf Coast. While wholesale prices of refined products on the Gulf Coast have historically been lower than prices in El Paso, distances from the Gulf Coast to El Paso (more than 700 miles if the most direct route were used) have made transportation by truck unfeasible and have discouraged the substantial investment required for development of refined products pipelines from the Gulf Coast to El Paso.

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

The March 1999 settlement agreement in the federal lawsuit that resulted in the injunction against operation of the Longhorn Pipeline required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A final Environmental Assessment (the "Final EA") on the Longhorn Pipeline was released in November 2000. The Final EA is accompanied by a Finding of No Significant Impact that is conditioned on the implementation by Longhorn Partners of a proposed mitigation plan developed by Longhorn Partners which contains 40 mitigation measures, including the replacement of approximately 19 miles of pipe in the Austin area with new thick-walled pipe protected by a concrete barrier. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The plaintiffs in the federal court lawsuit that resulted in the Environmental Assessment of the Longhorn Pipeline have challenged the Final EA in further federal court proceedings that began in January 2001. In May 2001, one of the intervenor plaintiffs in the federal court lawsuit, the Lower Colorado River Authority ("LCRA"), entered into a settlement agreement with Longhorn Partners under the terms of which Longhorn Partners has agreed to implement specified additional mitigation measures relating to water supplies in certain areas of Central Texas and the LCRA has agreed to dismiss with prejudice its participation as an intervenor in the federal court lawsuit; this settlement agreement has not yet received final approval from the federal court. Longhorn Partners has indicated that construction relating to certain mitigation measures included in the Final EA may not begin until conclusion of legal challenges to the Final EA. At the date of this report, it is not possible to predict the outcome of legal challenges to the Longhorn Pipeline.

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

In August 1998, a lawsuit (the "Longhorn Suit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for the Environmental Assessment of the Longhorn Pipeline. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously. However, because of the size of the damages claimed and in spite of the apparent lack of merit in the claims asserted, the Longhorn Suit has created problems for the Company, including the exclusion of the Company from the possibility of certain types of major corporate transactions, an adverse impact on the cost and availability of debt financing for Company operations, and what appears to be a continuing adverse effect on the market price of the Company's common stock. The Company plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

Other legal proceedings that could affect future results are described in Item 3, "Legal Proceedings."

In March 2000, Equilon Pipeline Company LLC announced a 500-mile pipeline, called the "New Mexico Products Pipeline System" to carry gasoline and other refined fuels from the Odessa, Texas area to Bloomfield, New Mexico. It was announced that the pipeline would have a capacity of 40,000 BPD and shipments would begin in 2001. In addition to the pipeline, a product terminal would be built in Moriarty, New Mexico. This system would have access to products manufactured at Gulf Coast refineries and could result in an increase in the supply of products to some of the Company's markets. This project has been delayed because of the requirement announced in August 2000 that an environmental impact study be completed on the proposed project.

An additional factor that could affect the Company's market is excess pipeline capacity from the West Coast into the Company's Arizona markets after the expansion in 2000 of the pipeline from the West Coast to Phoenix. If refined products become available on the West Coast in excess of demand in that market, additional products may be shipped into the Company's Arizona markets with resulting possible downward pressure on refined product prices in these markets.

In addition to the projects described above, other projects have been explored from time to time by refiners and other entities, which projects, if consummated, could result in a further increase in the supply of products to some or all of the Company's markets.

In recent years there have been several refining and marketing consolidations or acquisitions between entities competing in the Company's geographic market. These transactions could increase the future competitive pressures on the Company.

The common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets are currently operated at or near capacity and are subject to proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have been limited. The flow of additional products into El Paso for shipment to Arizona, either as a result of the Longhorn Pipeline or otherwise, could further exacerbate such constraints on deliveries to Arizona. No assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the common carrier pipeline to Arizona. In the case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations on the amount of refined products that the Company and other shippers can deliver. As described above under "Cash Flows for Investing Activities and Capital Projects," the Company has leased from Mid-America Pipeline Company a pipeline running from near the Navajo Refinery to the Albuquerque vicinity and Bloomfield, New Mexico. The Company has completed a refined products terminal in Bloomfield and a diesel fuel terminal at Moriarty, New Mexico, near Albuquerque. The Company is expanding its terminal in Moriarty to include gasoline and jet fuel, and the expanded terminal is expected to be operational by end of calendar 2001. Completion of this project at Moriarty will allow the Company to transport gasoline and jet fuel directly to the Albuquerque area on the leased pipeline, thereby eliminating third party tariff expenses and the risk of future pipeline constraints on shipments to Albuquerque. Any future constraints on the Company's ability to transport its refined products to Arizona or Albuquerque could, if sustained, adversely affect the Company's results of operations and financial condition.

Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires RFG although this requirement could be implemented in other markets over time. Phoenix adopted the even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in late 2000. Completion of the hydrotreater project, described above under "Cash Flows for Investing Activities and Capital Projects," will enhance higher value light product yields and expand the Company's ability to produce more gasoline which meets the present CARB standards in the Company's Phoenix market and meets the recently proposed EPA nationwide Low-Sulfur Gasoline requirements that become effective in 2004. These new requirements, other requirements of the federal Clean Air Act, or other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements.

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

The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In the quarter ended January 31, 2001, the Company entered into energy commodity futures contracts to hedge certain commitments to purchase crude oil and deliver gasoline in March 2001. The hedge was to help protect the Company from the risk that refining margins with respect to the hedged gasoline sales would decline.

During the year ended July 31, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas in March 2001 and from May 2001 to May 2002. At July 31, 2001, the Company had contracts outstanding for natural gas hedges of approximately 1.2 million MMBtu, relating to approximately 50% of the forecasted natural gas purchases for the Navajo Refinery. The price swaps and collar options effectively established minimum and maximum prices to be paid for the portion of natural gas hedged of $5.29 and $5.63 per MMBtu, respectively. At July 31, 2001, included in comprehensive income, was a loss of $2,062,000, as the values of the outstanding hedges were marked to the current fair value.

At July 31, 2001, the Company had outstanding unsecured debt of $42.9 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is approximately two years and such debt represents less than 20% of the Company's total capitalization. As the interest rates on the Company's bank borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. There were not any bank borrowings during fiscal 2001. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A ten percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow since the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement, if any, and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would not materially impact the Company's financial condition since the average maturity of the Company's long-term debt is approximately two years, such debt represents less than 20% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset, liability or firm commitment, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge criteria are met. Specific accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 with early adoption permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of FASB 133. Effective as of August 1, 2000, the Company adopted SFAS No. 133. In the quarter ended January 31, 2001, the Company entered into energy commodity futures contracts to hedge certain commitments to purchase crude oil and deliver gasoline. The purpose of the hedge was to help protect the Company from the risk that refining margins with respect to the hedged gasoline sales would decline. Due to the strict requirements of SFAS 133 in measuring effectiveness of hedges, this particular hedge transaction did not qualify for hedge accounting. The energy commodity futures contracts entered into resulted in a loss of $161,000 for the year ended July 31, 2001, which was included in cost of products sold. During the year ended July 31, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas in March 2001 and from May 2001 to May 2002. These transactions were designated as cash flow hedges of forecasted purchases. Included in other comprehensive income (loss) at July 31, 2001 was $2,062,000 of losses, as the values of the outstanding hedges were marked to current fair value at July 31, 2001. A loss of $607,000 was reclassified from comprehensive income to operating expenses on the natural gas hedges relating to fiscal 2001. Gains (losses) on the outstanding natural gas hedges will be reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impact earnings.

In June 2001, FASB issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations be accounted for by the purchase method. SFAS No. 141 is effective for business combinations after June 30, 2001.

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted, however, all goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this statement. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   Index to Consolidated Financial Statements


                                                                                   Page
                                                                                 Reference
                                                                                 ---------


               Report of Independent Auditors......................                  32

               Consolidated Balance Sheet at July 31,
                  2001 and 2000....................................                  33

               Consolidated Statement of Income for the
                  years ended July 31, 2001, 2000 and 1999.........                  34

               Consolidated Statement of Cash Flows for
                  the years ended July 31,
                  2001, 2000 and 1999..............................                  35

               Consolidated Statement of Stockholders' Equity
                  for the years ended July 31, 2001, 2000
                  and 1999.........................................                  36

               Consolidated Statement of Comprehensive
                   Income for the years ended
                   July 31, 2001, 2000, and 1999...................                  37

               Notes to Consolidated Financial
                  Statements.......................................                  38

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
and Stockholders of Holly Corporation

We have audited the accompanying consolidated balance sheet of Holly Corporation at July 31, 2001 and 2000, and the related consolidated statements of income, cash flows, stockholders' equity and comprehensive income for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at July 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States.




                                                  /s/ ERNST & YOUNG LLP


Dallas, Texas
September 20, 2001

                                HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET


                                                                                                JULY 31,
                                                                                     ------------------------------
                                                                                         2001              2000
                                                                                     ------------      ------------
                                                                                             (In thousands)
                ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...................................................     $     65,840      $      3,628
   Accounts receivable (Notes 3 and 6) .........................................          146,074           189,966
   Inventories (Notes 4 and 6) .................................................           50,136            56,599
   Income taxes receivable .....................................................            3,514                --
   Prepayments and other .......................................................           18,566            16,911
                                                                                     ------------      ------------
        TOTAL CURRENT ASSETS ...................................................          284,130           267,104
Properties, plants and equipment, net (Note 5) .................................          184,155           175,309
Investments in and advances to joint ventures ..................................           16,303            11,749
Other assets ...................................................................            5,841            10,200
                                                                                     ------------      ------------
        TOTAL ASSETS ...........................................................     $    490,429      $    464,362
                                                                                     ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable (Note 3) ...................................................     $    181,182      $    223,870
   Accrued liabilities (Notes 9 and 12) ........................................           31,985            22,956
   Income taxes payable ........................................................            4,661             6,177
   Current maturities of long-term debt (Note 6) ...............................            8,571            13,738
                                                                                     ------------      ------------
        TOTAL CURRENT LIABILITIES ..............................................          226,399           266,741
Deferred income taxes (Note 7) .................................................           28,010            25,183
Long-term debt, less current maturities (Note 6) ...............................           34,286            42,857
Commitments and contingencies (Notes 11 and 12)
STOCKHOLDERS' EQUITY (Notes 6 and 8)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued ............................................               --                --
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,580,096 and 8,650,282 shares issued as of July 31, 2001 and 2000 .......              166                87
   Additional capital ..........................................................           11,568             6,132
   Retained earnings ...........................................................          198,118           130,293
                                                                                     ------------      ------------
                                                                                          209,852           136,512
   Common stock held in treasury, at cost - 1,099,468 shares ...................           (7,793)           (7,793)
   Accumulated other comprehensive income (loss) ...............................             (325)              862
                                                                                     ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY .............................................          201,734           129,581
                                                                                     ------------      ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................     $    490,429      $    464,362
                                                                                     ============      ============

See accompanying notes.

                                HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME


                                                                      YEARS ENDED JULY 31,
                                                         ------------------------------------------------
                                                             2001             2000              1999
                                                         ------------      ------------      ------------
                                                               (In thousands, except per share data)

SALES AND OTHER REVENUES (Note 14) .................     $  1,142,130      $    965,946      $    597,986

OPERATING COSTS AND EXPENSES
   Cost of products sold ...........................          871,321           800,663           428,472
   Operating expenses ..............................          100,410            88,550            80,654
   Selling, general and administrative expenses ....           23,123            20,724            22,159
   Depreciation, depletion and amortization ........           27,327            27,496            26,358
   Exploration expenses, including dry holes .......            2,042             1,729             1,370
   Voluntary early retirement costs (Note 9) .......               --             6,783                --
                                                         ------------      ------------      ------------
        TOTAL OPERATING COSTS AND EXPENSES .........        1,024,223           945,945           559,013
                                                         ------------      ------------      ------------
INCOME FROM OPERATIONS .............................          117,907            20,001            38,973

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ............            5,302             1,586             1,965
   Interest income .................................            2,513               761                11
   Interest expense (Note 6) .......................           (4,980)           (5,914)           (7,790)
   Other income (Note 15) ..........................            1,153             2,200                --
                                                         ------------      ------------      ------------
                                                                3,988            (1,367)           (5,814)
                                                         ------------      ------------      ------------
INCOME BEFORE INCOME TAXES .........................          121,895            18,634            33,159

Income tax provision (benefit) (Note 7)
   Current .........................................           44,577            11,319            13,489
   Deferred ........................................            3,868            (4,130)             (267)
                                                         ------------      ------------      ------------
                                                               48,445             7,189            13,222
                                                         ------------      ------------      ------------
NET INCOME .........................................     $     73,450      $     11,445      $     19,937
                                                         ============      ============      ============


NET INCOME PER COMMON SHARE - BASIC ................     $       4.84      $       0.71      $       1.21
                                                         ============      ============      ============

NET INCOME PER COMMON SHARE - DILUTED ..............     $       4.77      $       0.71      $       1.21
                                                         ============      ============      ============

CASH DIVIDENDS PAID PER COMMON SHARE ...............     $       0.37      $       0.34      $       0.32
                                                         ============      ============      ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic ...........................................           15,187            16,131            16,507
   Diluted .........................................           15,387            16,131            16,507

See accompanying notes.

                                HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                YEARS ENDED JULY 31,
                                                                    ------------------------------------------------
                                                                         2001             2000              1999
                                                                    ------------      ------------      ------------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .................................................     $     73,450      $     11,445      $     19,937
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ...............           27,327            27,496            26,358
       Deferred income taxes ..................................            3,868            (4,130)             (267)
       Equity in earnings of joint ventures ...................           (5,302)           (1,586)           (1,965)
       Dry hole costs and leasehold impairment ................              955               663               256
       (Increase) decrease in current assets
         Accounts receivable ..................................           44,821           (66,464)          (41,123)
         Inventories ..........................................            6,463            (2,603)              918
         Income taxes receivable ..............................           (3,514)               --               653
         Prepayments and other ................................             (378)               72               (44)
       Increase (decrease) in current liabilities
         Accounts payable .....................................          (42,688)           79,583            35,148
         Accrued liabilities ..................................            6,967             8,268             1,296
         Income taxes payable .................................           (1,516)           (2,029)            7,918
       Turnaround expenditures ................................           (4,820)           (3,289)               --
       Other, net .............................................                8              (622)           (1,457)
                                                                    ------------      ------------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES .............          105,641            46,804            47,628

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in borrowings under credit agreement ..............               --                --           (11,600)
   Payment of long-term debt ..................................          (13,738)          (13,746)           (5,175)
   Debt issuance costs ........................................             (829)             (764)               --
   Issuance of common stock upon exercise of stock options ....            5,515                --                --
   Purchase of treasury stock .................................               --            (7,224)               --
   Cash dividends .............................................           (5,625)           (5,493)           (5,282)
                                                                    ------------      ------------      ------------
        NET CASH USED FOR FINANCING ACTIVITIES ................          (14,677)          (27,227)          (22,057)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ..............          (28,571)          (19,261)          (26,903)
   Investments and advances to joint ventures .................           (5,874)           (3,282)               --
   Distributions and repayments from joint ventures ...........            5,693             2,400             2,924
                                                                    ------------      ------------      ------------
        NET CASH USED FOR INVESTING ACTIVITIES ................          (28,752)          (20,143)          (23,979)
                                                                    ------------      ------------      ------------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE YEAR ...........................           62,212              (566)            1,592
   Beginning of year ..........................................            3,628             4,194             2,602
                                                                    ------------      ------------      ------------
   END OF YEAR ................................................     $     65,840      $      3,628      $      4,194
                                                                    ============      ============      ============



See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                    ACCUMULATED
                                                                                                        OTHER
                                                                                                    COMPREHENSIVE        TOTAL
                                     COMMON       ADDITIONAL        RETAINED         TREASURY           INCOME       STOCKHOLDERS'
                                     STOCK          CAPITAL         EARNINGS           STOCK            (LOSS)          EQUITY
                                  -----------     -----------      -----------      -----------     -------------    -------------
                                                                          (In thousands)

BALANCE AT JULY 31, 1998 ......   $        87     $     6,132      $   109,686      $      (569)     $      (987)     $   114,349
Net income ....................            --              --           19,937               --               --           19,937
Dividends paid ................            --              --           (5,282)              --               --           (5,282)
Other comprehensive loss ......            --              --               --               --             (124)            (124)
                                  -----------     -----------      -----------      -----------      -----------      -----------
BALANCE AT JULY 31, 1999 ......            87           6,132          124,341             (569)          (1,111)         128,880
Net income ....................            --              --           11,445               --               --           11,445
Dividends paid ................            --              --           (5,493)              --               --           (5,493)
Other comprehensive gain ......            --              --               --               --            1,973            1,973
Purchase of treasury stock ....            --              --               --           (7,224)              --           (7,224)
                                  -----------     -----------      -----------      -----------      -----------      -----------
BALANCE AT JULY 31, 2000 ......            87           6,132          130,293           (7,793)             862          129,581
Net income ....................            --              --           73,450               --               --           73,450
Dividends paid ................            --              --           (5,625)              --               --           (5,625)
Other comprehensive loss ......            --              --               --               --           (1,187)          (1,187)
Issuance of common stock upon
  exercise of stock options ...             1           5,514               --               --               --            5,515
Two-for-one stock split .......            78             (78)              --               --               --               --
                                  -----------     -----------      -----------      -----------      -----------      -----------
BALANCE AT JULY 31, 2001 ......   $       166     $    11,568      $   198,118      $    (7,793)     $      (325)     $   201,734
                                  ===========     ===========      ===========      ===========      ===========      ===========

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME



                                                                               YEARS ENDED JULY 31,
                                                                  -----------------------------------------------
                                                                      2001              2000             1999
                                                                  ------------      ------------     ------------
                                                                                  (In thousands)


NET INCOME ..................................................     $     73,450      $     11,445     $     19,937
 Other comprehensive income (loss)
 Unrealized income (loss) on securities available for sale ..               88             3,281             (206)
 Derivative instruments qualifying as cash flow
   hedging instruments
   Change in fair value of derivative instruments ...........           (2,669)               --               --
   Reclassification adjustment into net income ..............              607                --               --
                                                                  ------------      ------------     ------------
 Total loss on cash flow hedges .............................           (2,062)               --               --
                                                                  ------------      ------------     ------------
 Other comprehensive income (loss) before income taxes ......           (1,974)            3,281             (206)
 Income tax provision (benefit) .............................             (787)            1,308              (82)
                                                                  ------------      ------------     ------------
Other comprehensive income (loss) ...........................           (1,187)            1,973             (124)
                                                                  ------------      ------------     ------------
TOTAL COMPREHENSIVE INCOME ..................................     $     72,263      $     13,418     $     19,813
                                                                  ============      ============     ============


See accompanying notes.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Holly Corporation, and its consolidated subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is principally an independent petroleum refiner, which produces high value refined products such as gasoline, diesel fuel and jet fuel. Navajo Refining Company ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD"), can process a variety of high sulfur (sour) crude oils and serves markets in the southwestern United States and northern Mexico. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery near Great Falls, Montana ("Montana Refinery"), which can process a variety of high sulfur crude oils and which primarily serves markets in Montana. In conjunction with its refining operations, the Company operates approximately 1,400 miles of pipelines as part of its supply and distribution network of the refineries. In recent years, the Company has made an effort to develop and expand a pipeline transportation segment which generates revenues from unaffiliated parties. The pipeline transportation operations include approximately 1,000 miles of pipelines, of which approximately 400 miles are also used as part of the supply and distribution network of the Navajo Refinery. Additionally, the Company has a 25% interest in Rio Grande Pipeline Company, which provides transportation of liquid petroleum gases ("LPG") to northern Mexico, and a 50% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The Company also conducts a small-scale oil and gas exploration and production program and has a small investment in a joint venture operating retail gasoline stations and convenience stores in Montana.

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

In July 2000, the Company entered into a joint venture to manufacture and market asphalt products from various terminals in Arizona and New Mexico. The Company has a 50% interest in the joint venture and accounts for earnings using the equity method. In addition to the cash investments made, in fiscal 2000 the company contributed inventories with a net book value of $928,000 and properties with a net book value of $4,311,000. The Company is required to make additional contributions to the joint venture for each of the next nine years of up to $3,250,000 per year, contingent on the earnings level of the joint venture.

INVESTMENTS IN EQUITY SECURITIES: Investments in equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses, net of tax, recorded as other comprehensive income.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION: Refined product sales and related cost of sales are recognized when products are shipped to customers. Pipeline transportation revenues are recognized as products are shipped through Company operated pipelines. Crude oil buy/sell exchanges are customarily used in association with operation of the pipelines, with only the net differential of such transactions reflected as revenues. Additional pipeline transportation revenues result from the lease of an interest in the capacity of a Company operated pipeline, which is recognized over the term of the lease. All revenues are reported inclusive of shipping and handling costs billed and exclusive of excise taxes. Intercompany sales are eliminated in consolidation and were insignificant.

DEPRECIATION: Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 10 to 16 years for refining and pipeline facilities and 3 to 10 years for corporate and other assets.

TURNAROUND COSTS: Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at three to five year intervals. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption will require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at July 31, 2001, the Company would have been required to write off unamortized turnaround costs of approximately $7.7 million.

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

OIL AND GAS EXPLORATION AND DEVELOPMENT: The Company accounts for the acquisition, exploration, development and production costs of its oil and gas activities using the successful efforts method of accounting. Lease acquisition costs are capitalized; undeveloped leases are written down when determined to be impaired and written off upon expiration or surrender. Geological and geophysical costs and delay rentals are expensed as incurred. Exploratory well costs are initially capitalized, but if the effort is unsuccessful, the costs are charged against earnings. Development costs, whether or not successful, are capitalized. Productive properties are stated at the lower of amortized cost or estimated realizable value of underlying proved oil and gas reserves. Depreciation, depletion and amortization of such properties is computed by the units-of-production method. At July 31, 2001, the Company did not own a material amount of proven reserves.

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

DERIVATIVE INSTRUMENTS: Effective as of August 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See Note 10 for additional information on derivative instruments and hedging activities.

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations be accounted for by the purchase method. SFAS No. 141 is effective for business combinations after June 30, 2001.

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted, however, all goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this statement. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2: EARNINGS PER SHARE

Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. Income per share amounts reflect the two-for-one stock split in July 2001. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income:


                                                                    YEARS ENDED JULY 31,
                                                          ---------------------------------------
                                                             2001          2000          1999
                                                          -----------   -----------   -----------
                                                           (In thousands, except per share data)
     Net income .......................................   $    73,450   $    11,445   $    19,937

     Average number of shares of common
       stock outstanding ..............................        15,187        16,131        16,507
     Effect of dilutive stock options .................           200            --            --
                                                          -----------   -----------   -----------
     Average number of shares of common
       stock outstanding assuming dilution ............        15,387        16,131        16,507
                                                          ===========   ===========   ===========

     Income per share - basic .........................   $      4.84   $      0.71   $      1.21
                                                          ===========   ===========   ===========

     Income per share - diluted .......................   $      4.77   $      0.71   $      1.21
                                                          ===========   ===========   ===========


There were no transactions subsequent to July 31, 2001, which, had the transactions occurred before July 31, 2001, would materially change the number of common shares or potential common shares outstanding as of July 31, 2001.

NOTE 3: ACCOUNTS RECEIVABLE


                                                                   JULY 31,
                                                          -------------------------
                                                             2001          2000
                                                          -----------   -----------
                                                               (In thousands)
      Product and transportation ......................   $    50,364   $    65,988
      Crude oil resales ...............................        95,710       123,978
                                                          -----------   -----------
                                                          $   146,074   $   189,966
                                                          ===========   ===========


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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: INVENTORIES


                                                                    JULY 31,
                                                          --------------------------
                                                              2001          2000
                                                          -----------    -----------
                                                                (In thousands)
      Crude oil and refined products ..................   $    42,390    $    49,340
      Materials and supplies ..........................        10,092         10,193
                                                          -----------    -----------
                                                               52,482         59,533
      Reserve for lower of cost or market .............        (2,346)        (2,934)
                                                          -----------    -----------
                                                          $    50,136    $    56,599
                                                          ===========    ===========


The excess of current cost over the LIFO value of inventory was $28,861,000 at July 31, 2001 and $42,862,000 at July 31, 2000. The Company recognized $3,796,000 in income in 2001 resulting from liquidations of certain LIFO inventory quantities that were carried at lower costs as compared to current costs in 2001.

NOTE 5: PROPERTIES, PLANTS AND EQUIPMENT


                                                                              JULY 31,
                                                                    --------------------------
                                                                        2001          2000
                                                                    -----------    -----------
                                                                           (In thousands)
      Land, buildings and improvements ..........................   $    15,483    $    14,957
      Refining facilities .......................................       208,069        196,952
      Pipelines and terminals ...................................       102,946        100,070
      Transportation vehicles ...................................        10,898         11,605
      Oil and gas exploration and development ...................        21,708         21,243
      Other fixed assets ........................................         6,961          6,381
      Construction in progress ..................................        18,718          8,729
                                                                    -----------    -----------
                                                                        384,783        359,937
      Accumulated depreciation, depletion and amortization ......      (200,628)      (184,628)
                                                                    -----------    -----------
                                                                    $   184,155    $   175,309
                                                                    ===========    ===========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6: DEBT

                                                                              JULY 31,
                                                                    --------------------------
                                                                       2001           2000
                                                                    -----------    -----------
                                                                           (In thousands)
      Senior Notes
        Series B ................................................   $        --    $     5,166
        Series C ................................................        27,857         33,429
        Series D ................................................        15,000         18,000
                                                                    -----------    -----------
                                                                         42,857         56,595
      Current maturities of long-term debt ......................        (8,571)       (13,738)
                                                                    -----------    -----------
                                                                    $    34,286    $    42,857
                                                                    ===========    ===========




SENIOR NOTES: In June 1991, the Company sold $80 million of Senior Notes to a group of insurance companies. The Series A Notes, which were issued in the principal amount of $28 million, were paid off in full in fiscal 1998. The Series B Notes, which were issued in the principal amount of $52 million, were paid off in full in fiscal 2001. In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. The $39 million Series C Notes have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at 7.62%. The $21 million Series D Notes, for which previously issued Series B Notes were exchanged, have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at an initial rate of 10.16%, with reductions to 7.82% for the periods subsequent to June 15, 2001. The Senior Notes are unsecured and the note agreements impose certain restrictive covenants, including limitations on liens, additional indebtedness, sales of assets, investments, business combinations and dividends, which collectively are less restrictive than the terms of the bank Credit Agreement.

CREDIT AGREEMENT: In April 2000, the Company and its subsidiaries entered into a credit agreement ("Credit Agreement") with a group of banks. The Credit Agreement was scheduled to expire on October 10, 2001, however the Company and the banks entered into an amendment to the Credit Agreement in April 2001, to extend the expiration date. The expiration date of the Credit Agreement will be October 10, 2003 if there is a satisfactory resolution in the Longhorn Suit (see
Note 12) prior to October 10, 2002 and will be October 10, 2002 if there is not such a satisfactory resolution by October 10, 2002. As of July 31, 2001, commitments under the Credit Agreement provided a $90 million facility for letters of credit or for direct borrowings of up to $45 million. Interest on borrowings is based upon, at the Company's option, (i) the higher of the agent bank's prime rate plus a margin ranging from .25% to 1% or the Federal funds rate plus .50% per annum; or (ii) the London interbank offered rate ("LIBOR") plus a margin ranging from 1.25% to 2.5%. A fee ranging from 1.25% to 2.5% per annum is payable on the outstanding balance of all letters of credit and a commitment fee ranging from .30% to .50% per annum is payable on the unused portion of the facility. Such interest rate margins and fees are determined based on a quarterly calculation of the ratio of cash flow to debt of the Company. Until there is a satisfactory resolution of the Longhorn Suit, the minimum interest rate margins and fees will be near the highest amounts indicated. The borrowing base, which secures the facility, consists of accounts receivable and inventory, and at the option of the Company, cash and cash equivalents. The Credit Agreement imposes certain requirements, including: (i) a prohibition of other indebtedness in excess of $5 million with exceptions for, among other things, indebtedness under the Company's Senior Notes; (ii) maintenance of certain levels of net worth, working capital and a cash-flow-to-debt ratio; (iii) limitations on investments, capital expenditures and dividends; and (iv) a prohibition of changes in controlling ownership.

At July 31, 2001, the Company had outstanding letters of credit totalling $27,620,000, and no borrowings outstanding. The unused commitment under the Credit Agreement at July 31, 2001 was $62,380,000, which may be used for letters of credit or for additional direct borrowings of up to $45,000,000.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The average and maximum amounts outstanding and the effective average interest rate for borrowings under the Company's current and prior credit agreements were as follows:

                                                                         YEARS ENDED JULY 31,
                                                               ----------------------------------------
                                                                   2001         2000            1999
                                                               -----------   -----------    -----------
                                                                        (Dollars in thousands)
      Average amount outstanding ...........................   $        --   $       784    $    10,028
      Maximum balance ......................................   $        --   $    11,000    $    26,000
      Effective average interest rate ......................            --           9.5%           7.9%


The Senior Notes and Credit Agreement restrict investments and distributions, including dividends. Under the most restrictive of these covenants, at July 31, 2001 approximately $40.1 million was available for the payment of dividends, subject to a maximum of $7.7 million per fiscal year.

Maturities of long-term debt for the next five fiscal years are as follows: 2002 -- $8,571,000; 2003 -- $8,571,000; 2004 -- $8,571,000; 2005 -- $8,571,000 and
2006 -- $8,571,000.

The Company made interest payments of $5,552,000 in 2001, $6,192,000 in 2000 and $7,555,000 in 1999.

Based on the borrowing rates that the Company believes would be available for replacement loans with similar terms and maturities of the debt of the Company now outstanding, the Company estimates fair value of long-term debt including current maturities to be $42.4 million at July 31, 2001.

NOTE 7: INCOME TAXES

The provision for income taxes is comprised of the following:

                                                                YEARS ENDED JULY 31,
                                                     ----------------------------------------
                                                         2001          2000          1999
                                                     -----------   -----------    -----------
                                                                (In thousands)
      Current
        Federal ..................................   $    36,337   $     9,166    $    10,928
        State ....................................         8,240         2,153          2,561
      Deferred
        Federal ..................................         3,184        (3,302)          (223)
        State ....................................           684          (828)           (44)
                                                     -----------   -----------    -----------
                                                     $    48,445   $     7,189    $    13,222
                                                     ===========   ===========    ===========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

                                                                               YEARS ENDED JULY 31,
                                                                    -----------------------------------------
                                                                       2001           2000           1999
                                                                    -----------    -----------    -----------
                                                                                 (In thousands)
      Tax computed at statutory rate ............................   $    42,663    $     6,522    $    11,606
      State income taxes, net of federal tax benefit ............         5,942            908          1,617
      Other .....................................................          (160)          (241)            (1)
                                                                    -----------    -----------    -----------
                                                                    $    48,445    $     7,189    $    13,222
                                                                    ===========    ===========    ===========



Prior to the acquisition of MRC by the Company, operations of the corporation that was the sole limited partner of MRC resulted in unused net operating loss carryforwards of approximately $9,000,000, which are expected to be available to the Company to a limited extent each year through 2006 based on the income of MRC. As of July 31, 2001, approximately $2,600,000 of these net operating loss carryforwards remain available to offset future income. For financial reporting purposes, the benefit of these net operating loss carryforwards is being offset against contingent future payments of up to $95,000 per year through 2005 relating to the acquisition of such corporation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company's deferred income tax assets and liabilities as of July 31, 2001 and 2000 are as follows:

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                              JULY 31, 2001
                                                                 ----------------------------------------
                                                                   ASSETS      LIABILITIES       TOTAL
                                                                 -----------   -----------    -----------
                                                                             (In thousands)
      Deferred taxes
        Accrued employee benefits ............................   $     2,262   $        --    $     2,262
        Accrued postretirement benefits ......................         1,965            --          1,965
        Inventory valuation reserve ..........................           936            --            936
        Deferred turnaround costs ............................            --        (1,710)        (1,710)
        Pipeline lease .......................................           920            --            920
        Investments in equity securities .....................            --          (607)          (607)
        Prepayments and other ................................         1,549        (1,870)          (321)
                                                                 -----------   -----------    -----------
      Total current ..........................................         7,632        (4,187)         3,445
        Properties, plants and equipment (due primarily to
          tax in excess of book depreciation) ................            --       (24,978)       (24,978)
        Deferred oil and gas costs ...........................           813            --            813
        Deferred turnaround costs ............................            --        (1,347)        (1,347)
        Investments in joint ventures ........................           140        (1,947)        (1,807)
        Other ................................................           489        (1,180)          (691)
                                                                 -----------   -----------    -----------
      Total noncurrent .......................................         1,442       (29,452)       (28,010)
                                                                 -----------   -----------    -----------
      Total ..................................................   $     9,074   $   (33,639)   $   (24,565)
                                                                 ===========   ===========    ===========


                                                                              JULY 31, 2000
                                                                 ----------------------------------------
                                                                    ASSETS     LIABILITIES       TOTAL
                                                                 -----------   -----------    -----------
                                                                             (In thousands)
      Deferred taxes
        Accrued employee benefits ............................   $     1,572   $        --    $     1,572
        Accrued postretirement benefits ......................         4,037            --          4,037
        Inventory valuation reserve ..........................         1,170            --          1,170
        Deferred turnaround costs ............................            --        (2,699)        (2,699)
        Pipeline lease .......................................           929            --            929
        Prepayments and other ................................           288        (1,598)        (1,310)
                                                                 -----------   -----------    -----------
      Total current ..........................................         7,996        (4,297)         3,699
        Properties, plants and equipment (due primarily to
          tax in excess of book depreciation) ................            --       (23,224)       (23,224)
        Deferred oil and gas costs ...........................         1,249            --          1,249
        Deferred turnaround costs ............................            --        (1,097)        (1,097)
        Investments in equity securities .....................            --          (572)          (572)
        Investments in joint ventures ........................            --        (1,098)        (1,098)
        Other ................................................           452          (893)          (441)
                                                                 -----------   -----------    -----------
      Total noncurrent .......................................         1,701       (26,884)       (25,183)
                                                                 -----------   -----------    -----------
      Total ..................................................   $     9,697   $   (31,181)   $   (21,484)
                                                                 ===========   ===========    ===========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company made income tax payments of $48,356,000 in 2001, $13,301,000 in 2000 and $4,816,000 in 1999.

NOTE 8: STOCKHOLDERS' EQUITY

STOCK SPLIT: In June 2001, the Board of Directors declared a two-for-one stock split, effected in the form of a 100-percent stock dividend which was distributed in July 2001. All references to the number of shares (other than common stock on the Consolidated Balance Sheet), and per share amounts in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, and all other compensation arrangements based on the market value of the Company's common stock have been adjusted to reflect the split.

STOCK OPTION PLAN: The Company has a stock option plan under which certain officers and employees have been granted options. All of the options have been granted at prices equal to the market value of the shares at the time of grant and expire on the tenth anniversary of the grant date. The options are subject to forfeiture with vesting for all options outstanding at July 31, 1999 of 20% at the time of grant and 20% in each of the four years thereafter and vesting for all options granted subsequent to July 31, 1999 of 20% at the end of each of the five years after the grant date. At July 31, 2001 and 2000, 2,996,000 and 1,503,000 shares of common stock were reserved for issuance under the stock option plan.

The following summarizes stock option transactions:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                                 EXERCISE
                                                                    SHARES        PRICE
                                                                 -----------    -----------
      Balance at July 31, 1998 ...............................       730,000    $     13.33
      Forfeited ..............................................       (50,000)         12.75
                                                                 -----------    -----------
      Balance at July 31, 1999 ...............................       680,000          13.38
      Granted ................................................       790,000           6.95
      Forfeited ..............................................      (104,000)          9.08
                                                                 -----------    -----------
      Balance at July 31, 2000 ...............................     1,366,000           9.99
      Granted ................................................       642,000          11.05
      Forfeited ..............................................        (6,000)         13.38
      Exercised ..............................................      (379,000)         11.57
                                                                 -----------    -----------
      Balance at July 31, 2001 ...............................     1,623,000    $     10.02
                                                                 ===========    ===========
      Options exercisable at July 31,
        2001 .................................................       315,000    $     11.96
        2000 .................................................       390,000    $     13.38
        1999 .................................................       272,000    $     13.38

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes information about stock options outstanding at July 31, 2001:

                                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                              -----------------------------------------------  ------------------------------
                                                                 WEIGHTED
                                                                  AVERAGE        WEIGHTED                          WEIGHTED
                                                                 REMAINING       AVERAGE                           AVERAGE
                                                  NUMBER        CONTRACTUAL      EXERCISE          NUMBER          EXERCISE
           RANGE OF EXERCISE PRICE              OUTSTANDING        LIFE           PRICE          EXERCISABLE        PRICE
     -------------------------------------    ---------------  -------------  ---------------  ---------------  -------------
     $5.06 - $8.63........................          750,000            8.4     $       7.12           70,000     $       7.00
     $11.90 - $13.38......................          873,000            8.3            12.52          245,000            13.38
                                              -------------    -----------    -------------    -------------    -------------
     $5.06 - $13.38.......................        1,623,000            8.4     $      10.02          315,000     $      11.96
                                              =============    ===========    =============    =============    =============


As required by SFAS No. 123, the Company has determined pro-forma information as if it had accounted for stock options granted under the fair value method of SFAS No. 123. The weighted-average fair value of options granted was $3.17 in 2001 and $1.86 in 2000. The Black-Scholes option pricing model was used to estimate the fair value of options at the respective grant date with the following weighted-average assumptions:

                                                                               YEARS ENDED JULY 31,
                                                                    -----------------------------------------
                                                                       2001           2000            1999
                                                                    -----------    -----------    -----------
      Risk-free interest rates ..................................           4.9%           6.0%            --
      Dividend yield ............................................           3.0%           3.0%            --
      Expected common stock market price volatility factor ......          32.0%          27.0%            --
      Weighted-average expected life of options .................       6 years        6 years             --


The pro-forma effect of these options on net income and basic and diluted income per share is as follows:


                                                                            YEARS ENDED JULY 31,
                                                                 ---------------------------------------
                                                                    2001          2000          1999
                                                                 -----------   -----------   -----------
                                                                    (In thousands, except share data)
      Net income
        As reported ..........................................   $    73,450   $    11,445   $    19,937
        Pro forma ............................................   $    72,859   $    11,001   $    19,638
      Net income per share - basic
        As reported ..........................................   $      4.84   $      0.71   $      1.21
        Pro forma ............................................   $      4.80   $      0.68   $      1.19
      Net income per share - diluted
        As reported ..........................................   $      4.77   $      0.71   $      1.21
        Pro forma ............................................   $      4.74   $      0.68   $      1.19


COMMON STOCK REPURCHASE: On April 18, 2000, the Company repurchased 1,405,400 shares of its outstanding common stock, for $7,224,000, or approximately $5.14 per share. The repurchase, which was made from an institutional shareholder, was funded from existing working capital.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9: RETIREMENT PLANS

VOLUNTARY EARLY RETIREMENT PROGRAM: As part of the Company's cost reduction and production efficiency program initiated in the fourth quarter of fiscal 2000, a voluntary early retirement package was offered to eligible employees. Prior to July 31, 2000, a total of 55 employees elected to retire under this program, all of whom retired in fiscal 2001. The Company recorded a charge in 2000 of $6,783,000 relating to the voluntary early retirement program. The charge was based on estimates of the cost for the early retirement program, consisting of an enhancement to the Company's Retirement Plan and the Company's agreement to allow employees retiring under the program to continue coverage at a reduced cost under Company group medical plans until normal retirement age.

RETIREMENT PLAN: The Company has a non-contributory defined benefit retirement plan that covers substantially all employees. The Company's policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee's years of service and compensation.

The following table sets forth the changes in the benefit obligation and plan assets of the Company's retirement plan for the years ended July 31, 2001 and 2000:


                                                                                       JULY 31,
                                                                              --------------------------
                                                                                 2001           2000
                                                                              -----------    -----------
                                                                                     (In thousands)
      Change in plan's benefit obligation
        Pension plan's benefit obligation - beginning of year .............   $    38,346    $    33,961
        Service cost ......................................................         1,297          1,544
        Interest cost .....................................................         2,558          2,469
        Benefits paid .....................................................        (4,529)        (1,831)
        Early retirement lump sum cash settlements ........................       (10,013)            --
        Actuarial (gain) loss .............................................         5,743         (1,720)
        Special early retirement charge ...................................            --          3,923
                                                                              -----------    -----------
        Pension plan's benefit obligation - end of year ...................        33,402         38,346

      Change in pension plan assets
        Fair value of plan assets - beginning of year .....................        34,269         40,388
        Actual return (loss) on plan assets ...............................         3,983         (4,288)
        Benefits paid .....................................................        (4,529)        (1,831)
        Early retirement lump sum cash settlements ........................       (10,013)            --
        Employer contributions ............................................         1,741             --
                                                                              -----------    -----------
        Fair value of plan assets - end of year ...........................        25,451         34,269

      Reconciliation of funded status
        Funded status .....................................................        (7,951)        (4,077)
        Unrecognized net loss (gain) ......................................         2,593         (1,445)
        Unrecognized transition net asset .................................            --           (158)
                                                                              -----------    -----------
        Accrued pension liability recognized on the
          consolidated balance sheet ......................................   $    (5,358)   $    (5,680)
                                                                              ===========    ===========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net periodic pension expense consisted of the following components:

                                                                              YEARS ENDED JULY 31,
                                                                    --------------------------------------
                                                                       2001          2000          1999
                                                                    ----------    ----------    ----------
                                                                             (Dollars in thousands)
      Service cost - benefit earned during the year .............   $    1,297    $    1,544    $    1,605
      Interest cost on projected benefit obligations ............        2,558         2,469         2,343
      Expected return on plan assets ............................       (2,321)       (3,377)       (3,164)
      Recognized actuarial gain .................................           --          (265)          (29)
      Amortization of transition asset ..........................         (115)         (213)         (213)
                                                                    ----------    ----------    ----------
      Net periodic pension expense ..............................   $    1,419    $      158    $      542
                                                                    ==========    ==========    ==========


The principal actuarial assumptions as of July 31 were:

                                                                    --------------------------------------
                                                                       2001          2000          1999
                                                                    ----------    ----------    ----------
      Discount rate .............................................         7.50%         7.75%         7.50%
      Rate of future compensation increases .....................         5.00%         5.00%         5.00%
      Expected long-term rate of return on assets ...............         8.50%         8.50%         8.50%


Pension costs are determined using assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

At July 31, 2001, approximately 62% of plan assets is invested in equity securities and 38% is invested in fixed income securities and other instruments.

RETIREMENT RESTORATION PLAN: The Company has adopted an unfunded retirement restoration plan that provides for additional payments from the Company so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. The Company expensed $357,000 in 2001, $311,000 in 2000 and $320,000 in 1999 in connection with this plan. The accrued liability recognized in the consolidated balance sheet was $2,170,000 at July 31, 2001 and $1,722,000 at July 31, 2000.

DEFINED CONTRIBUTION PLANS: The Company has defined contribution ("401(k)") plans that cover substantially all employees. Company contributions are based on employee's compensation and partially match employee contributions. The Company has expensed $1,158,000 in 2001, $1,224,000 in 2000 and $1,160,000 in 1999 in
connection with these plans.

POSTRETIREMENT MEDICAL PLAN: The Company has adopted an unfunded postretirement medical plan as part of the voluntary early retirement program offered to eligible employees in fiscal 2000. As part of the early retirement program, the Company agreed to allow retiring employees to continue coverage at a reduced cost under Company group medical plans until normal retirement age. In fiscal 2000, the Company recorded a charge of $2,860,000 in connection with this plan. As of July 31, 2001, the Company has recorded an accrued liability of $2,991,000 related to this plan.

The Company maintains an unfunded postretirement medical plan whereby certain retirees between the ages of 62 and 65 can receive company paid benefits. The Company's projected benefit obligation and other related periodic costs under this plan have historically been insignificant.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company periodically utilizes petroleum commodity futures contracts to reduce its exposure to the price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. No such contracts were outstanding at July 31, 2001. The Company periodically utilizes commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. The Company regularly utilizes contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts may meet the definition of a derivative instrument in accordance with SFAS No. 133, as amended. The Company believes these contracts qualify for the normal purchases and normal sales exception under SFAS No. 133, as amended, because they will be delivered in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, these contracts are designated as normal purchases and normal sales contracts and are not required to be recorded as derivative instruments under SFAS No. 133, as amended.

The Company entered into energy commodity futures contracts in fiscal 2001 to hedge certain commitments to purchase crude oil and deliver gasoline in March 2001. The purpose of the hedge was to help protect the Company from the risk that the refining margin with respect to the hedged gasoline sales would decline. Due to the strict requirements of SFAS 133 in measuring effectiveness of hedges, this particular hedge transaction did not qualify for hedge accounting. The energy commodity futures contracts entered into resulted in a loss of $161,000 for the year ended July 31, 2001, which was included in cost of products sold.

The Company entered into commodity price swaps and collar options in fiscal 2001 to help manage the exposure to price volatility relating to forecasted purchases of natural gas in March 2001 and from May 2001 to May 2002. These transactions were designated as cash flow hedges of forecasted purchases. Included in other comprehensive income (loss) at July 31, 2001 was $2,062,000 of losses, as the values of the outstanding hedges were marked to current fair value at July 31, 2001. A loss of $607,000 was reclassified from comprehensive income to operating expenses on the natural gas hedges relating to fiscal 2001. Gains (losses) on the natural gas hedges outstanding will be reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impact earnings.

NOTE 11: LEASE COMMITMENTS

The Company leases certain facilities, pipelines and equipment under operating leases, most of which contain renewal options. At July 31, 2001, the minimum future rental commitments under operating leases having noncancellable lease terms in excess of one year total in the aggregate $34,837,000, of which the following amounts are payable over the next five years: 2002 -- $6,086,000; 2003 -- $6,035,000; 2004 -- $5,917,000; 2005 -- $5,862,000 and 2006 -- $5,717,000.
Rental expense charged to operations was $6,359,000 in 2001, $7,131,000 in 2000 and $7,165,000 in 1999.

NOTE 12: CONTINGENCIES

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 13: SEGMENT INFORMATION

The Company has two major business segments: Refining and Pipeline Transportation. The Refining segment is engaged in the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes the Company's Navajo Refinery and Montana Refinery. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes the equity earnings from the Company's 50% interest in NK Asphalt Partners, which manufacturers and markets asphalt and asphalt products in Arizona and New Mexico. The Pipeline Transportation segment includes approximately 1,000 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. The Pipeline Transportation segment also includes the equity earnings from the Company's 25% interest in Rio Grande Pipeline Company, which provides petroleum products transportation. Operations of the Company that are not included in the two reportable segments are included in Corporate and other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas exploration and production program, a small equity investment in retail gasoline stations and convenience stores and the voluntary early retirement charge in fiscal 2000.

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      TOTAL FOR
                                                                       PIPELINE       REPORTABLE      CORPORATE        CONSOLIDATED
                                                       REFINING     TRANSPORTATION     SEGMENTS        & OTHER            TOTAL
                                                     -------------  --------------   -------------   -------------    -------------
                                                                                    (In thousands)
     YEAR ENDED JULY 31, 2001
       Sales and other revenues ..................   $   1,120,248   $      18,454   $   1,138,702   $       3,428    $   1,142,130
       EBITDA ....................................   $     145,325   $      14,038   $     159,363   $      (7,674)   $     151,689
       Income (loss) from operations .............   $     116,218   $      10,243   $     126,461   $      (8,554)   $     117,907
       Income (loss) before income taxes .........   $     119,563   $      12,551   $     132,114   $     (10,219)   $     121,895
       Total assets ..............................   $     384,844   $      22,516   $     407,360   $      83,069    $     490,429

     YEAR ENDED JULY 31, 2000
       Sales and other revenues ..................   $     947,317   $      14,861   $     962,178   $       3,768    $     965,946
       EBITDA ....................................   $      52,544   $      10,461   $      63,005   $     (11,722)   $      51,283
       Income (loss) from operations .............   $      25,480   $       7,859   $      33,339   $     (13,338)   $      20,001
       Income (loss) before income taxes .........   $      27,487   $       9,210   $      36,697   $     (18,063)   $      18,634
       Total assets ..............................   $     426,394   $      20,941   $     447,335   $      17,027    $     464,362

     YEAR ENDED JULY 31, 1999
       Sales and other revenues ..................   $     582,172   $      11,936   $     594,108   $       3,878    $     597,986
       EBITDA ....................................   $      63,685   $       9,881   $      73,566   $      (6,270)   $      67,296
       Income (loss) from operations .............   $      42,118   $       6,552   $      48,670   $      (9,697)   $      38,973
       Income (loss) before income taxes .........   $      41,760   $       8,859   $      50,619   $     (17,460)   $      33,159
       Total assets ..............................   $     360,111   $      21,559   $     381,670   $       9,312    $     390,982

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14: SIGNIFICANT CUSTOMERS

All revenues were domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico by the Refining segment. The export sales were to an affiliate of PEMEX (the government-owned energy company of Mexico) and accounted for approximately $97,000,000 (8%) of the Company's revenues for fiscal 2001, $100,000,000 (10%) of revenues for fiscal 2000 and $57,000,000 (10%) of revenues for fiscal 1999. Sales of military jet fuel to the United States Government by the Refining segment accounted for approximately $113,000,000 (10%) of the Company's revenues for fiscal 2001, $90,000,000 (9%) of revenues for fiscal 2000 and $56,000,000 (9%) of revenues for fiscal 1999. In addition to the United States Government and PEMEX, other significant sales by the Refining segment were made to two petroleum companies, one of which accounted for approximately $184,000,000 (16%) of the Company's revenues in fiscal 2001, $143,000,000 (15%)
of the revenues in fiscal 2000 and $76,000,000 (13%) of revenues in fiscal 1999, and the other accounted for $147,000,000 (13%) of the Company's revenues in fiscal 2001, $109,000,000 (11%) of revenues for fiscal 2000 and $92,000,000
(15%) of revenues in fiscal 1999. The Company believes that a loss of, or reduction in amounts purchased by, major current purchasers that resell to retail customers would not have a material adverse effect on the Company, since the Company's sales volumes with respect to products whose end-users are retail customers appear to have been historically more dependent on general retail demand and product supply in the Company's primary markets than on sales to any specific purchaser.

NOTE 15: OTHER INCOME

The Company agreed in fiscal 2001 to a settlement of all claims relating to the Company's purchase of certain pipeline assets in fiscal 1998. The Company recognized $1,153,000 as income in fiscal 2001 relating to this settlement.

The Company agreed in fiscal 2000 to terminate a long-term sulfur recovery agreement with an unaffiliated party. As compensation for the termination of the agreement, the Company recognized $2,200,000 as income in fiscal 2000.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16: QUARTERLY INFORMATION (UNAUDITED)

                                                     FIRST          SECOND           THIRD         FOURTH
                                                    QUARTER         QUARTER         QUARTER        QUARTER         YEAR
                                                  ------------   ------------    ------------   ------------   ------------
                                                                     (In thousands, except share data)
        YEAR ENDED JULY 31, 2001
          Sales and other revenues ............   $    325,963   $    283,140    $    268,190   $    264,837   $  1,142,130
          Operating costs and expenses ........   $    292,376   $    262,764    $    233,796   $    235,287   $  1,024,223
          Income from operations ..............   $     33,587   $     20,376    $     34,394   $     29,550   $    117,907
          Income before income taxes ..........   $     33,794   $     20,765    $     34,585   $     32,751   $    121,895
          Net income ..........................   $     20,412   $     12,542    $     20,889   $     19,607   $     73,450
          Net income per common
            share - basic .....................   $       1.35   $       0.83    $       1.38   $       1.27   $       4.84
          Net income per common
            share - diluted ...................   $       1.35   $       0.83    $       1.36   $       1.24   $       4.77
          Dividends per common share ..........   $       0.09   $       0.09    $       0.09   $       0.10   $       0.37
          Average number of shares of
            common stock outstanding
              Basic ...........................         15,102         15,102          15,124         15,418         15,187
              Diluted .........................         15,102         15,102          15,333         15,829         15,387

        YEAR ENDED JULY 31, 2000
          Sales and other revenues ............   $    200,631   $    218,424    $    256,940   $    289,951   $    965,946
          Operating costs and expenses ........   $    194,656   $    225,120    $    242,578   $    283,591   $    945,945
          Income (loss) from operations .......   $      5,975   $     (6,696)   $     14,362   $      6,360   $     20,001
          Income (loss) before income taxes ...   $      5,309   $     (8,068)   $     13,445   $      7,948   $     18,634
          Net income (loss) ...................   $      3,226   $     (4,903)   $      8,171   $      4,951   $     11,445
          Net income (loss) per common
            share (basic and diluted) .........   $       0.20   $      (0.30)   $       0.50   $       0.33   $       0.71
          Dividends per common share ..........   $      0.085   $      0.085    $      0.085   $      0.085   $       0.34
          Average number of shares of
            common stock outstanding ..........         16,507         16,507          16,414         15,102         16,131

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreement with, its independent certified public accountants on matters involving accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 2001 which will be filed within 120 days of July 31, 2001 (the "Proxy Statement").

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated herein by this reference to information set forth under the captions "Ownership of Securities" and "Election of Directors" in the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

   (1) Index to Consolidated Financial Statements

                                                              Page in
                                                             Form 10-K
                                                             ---------

   Report of Independent Auditors ........................     32

   Consolidated Balance Sheet at
     July 31, 2001 and 2000 ..............................     33
   Consolidated Statement of Income for
     the years ended July 31, 2001,
     2000, and 1999 ......................................     34
   Consolidated Statement of Cash Flows
     for the years ended July 31, 2001,
     2000, and 1999 ......................................     35
   Consolidated Statement of Stockholders'
     Equity for the years ended July 31,
     2001, 2000 and 1999 .................................     36
   Consolidated Statement of Comprehensive
     Income for the years ended July 31,
     2001, 2000 and 1999 .................................     37
   Notes to Consolidated Financial
     Statements ..........................................     38

   (2) Index to Consolidated Financial Statement Schedules

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

   (3) Exhibits

     See Index to Exhibits on pages 60 to 62.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the Company's fourth quarter that ended July 31, 2001.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             HOLLY CORPORATION
                                             (Registrant)



                                             /s/ Lamar Norsworthy
                                             -----------------------------------
                                                 Lamar Norsworthy
                                                 Chairman of the Board
                                                 and Chief Executive Officer

Date: October 26, 2001


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND AS OF THE DATE INDICATED.

              SIGNATURE                          CAPACITY                               DATE
              ---------                          --------                               ----

          /s/ Lamar Norsworthy          Chairman of Board of Directors              October 26, 2001
         ---------------------------    and Chief Executive Officer
           Lamar Norsworthy             of the Company



          /s/ Matthew P. Clifton        President and Director                      October 26, 2001
         ---------------------------
           Matthew P. Clifton


          /s/ Kathryn H. Walker         Vice President, Accounting                  October 26, 2001
         ---------------------------    (Principal Accounting Officer)
           Kathryn H. Walker


          /s/ Stephen J. McDonnell      Vice President and Chief                    October 26, 2001
         ---------------------------    Financial Officer
           Stephen J. McDonnell         (Principal Financial Officer)



          /s/ Scott C. Surplus          Vice President, Treasury and Tax            October 26, 2001
         ---------------------------
           Scott C. Surplus

              SIGNATURE                          CAPACITY                               DATE
              ---------                          --------                               ----


          /s/ W. John Glancy            Vice President, General Counsel,            October 26, 2001
         ---------------------------    Secretary and Director
           W. John Glancy


         /s/ William J. Gray            Director                                    October 26, 2001
         ---------------------------
           William J. Gray


         /s/ Marcus R. Hickerson        Director                                    October 26, 2001
         ---------------------------
           Marcus R. Hickerson


          /s/ Robert G. McKenzie        Director                                    October 26, 2001
         ---------------------------
           Robert G. McKenzie


         /s/ Thomas K. Matthews, II     Director                                    October 26, 2001
         ---------------------------
           Thomas K. Matthews, II


         /s/ Jack P. Reid               Director                                    October 26, 2001
         ---------------------------
           Jack P. Reid


          /s/ Paul T. Stoffel           Director                                    October 26, 2001
         ---------------------------
           Paul T. Stoffel

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

   3.2            By-Laws of Holly Corporation as amended and restated March 9,
                  2001 (incorporated by reference to Exhibit 3 of Registrant's
                  Quarterly Report on Form 10-Q for its quarterly period ended
                  January 31, 2001, File No. 1-3876).

   10.1           7.62% Series C Senior Note of Holly Corporation, dated as of
                  November 21, 1995, to John Hancock Mutual Life Insurance
                  Company, with schedule attached thereto of five other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No.
                  1-3876).

   10.2           Series D Senior Note of Holly Corporation, dated as of
                  November 21, 1995, to John Hancock Mutual Life Insurance
                  Company, with schedule attached thereto of three other substantially identical Notes which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No.
                  1-3876).

   10.3           Note Agreement of Holly Corporation, dated as of November 15,
                  1995, to John Hancock Mutual Life Insurance Company, with schedule attached thereto of five other substantially identical Note Agreements which differ only in the respects set forth in such schedule (incorporated by reference to Exhibit 4.6 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No. 1-3876).

   10.4           Guaranty, dated as of November 15, 1995, of Navajo Refining
                  Company, Navajo Pipeline Company, Lea Refining Company, Navajo
                  Holdings, Inc., Navajo Western Asphalt Company and Navajo
                  Crude Oil Marketing Company in favor of John Hancock Mutual
                  Life Insurance Company, John Hancock Variable Life Insurance
                  Company, Alexander Hamilton Life Insurance Company of America,
                  The Penn Mutual Life Insurance Company, AIG Life Insurance
                  Company and Pan-American Life Insurance Company (incorporated by reference to Exhibit 4.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995, File No. 1-3876).

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

   10.5           Guaranty, dated as of October 10, 1997, of Navajo Corp.,
                  Navajo Southern, Inc., Navajo Crude Oil Purchasing, Inc. and
                  Lorefco, Inc in favor of the Holders to the Note Agreements dated as of November 15, 1995 (incorporated by reference to Exhibit 4.29 of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1997, File No. 1-3876).

   10.6           Letter of Consent, Waiver and Amendment, dated as of November
                  15, 1995, among Holly Corporation, and New York Life Insurance
                  Company, John Hancock Mutual Life Insurance Company, John
                  Hancock Variable Life Insurance Company, Confederation Life
                  Insurance Company, The Penn Insurance and Annuity Company, The
                  Penn Mutual Life Insurance Company, The Manhattan Life
                  Insurance Company, The Union Central Life Insurance Company,
                  Safeco Life Insurance Company, American International Life
                  Assurance Company of New York, Pan-American Life Insurance
                  Company and Jefferson-Pilot Life Insurance Company
                  (incorporated by reference to Exhibit 4.3 of Registrant's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  October 31, 1995, File No. 1-3876).

   10.7           The First Amendment to Note Agreement, dated as of July 31,
                  2001, by Holly Corporation, John Hancock Mutual Life Insurance
                  Company and each other Purchaser to that Note Agreement, dated as of November 15, 1995, between the Company, John Hancock and the Other Purchasers.

   10.8           $100,000,000 Amended and Restated Credit and Reimbursement
                  Agreement, dated as of April 14, 2000, among Holly
                  Corporation, Navajo Refining Company, Black Eagle, Inc.,
                  Navajo Corp., Navajo Southern, Inc., Navajo Northern, Inc.,
                  Lorefco, Inc., Navajo Crude Oil Purchasing, Inc., Navajo
                  Holdings, Inc., Holly Petroleum, Inc., Navajo Pipeline Co.,
                  Lea Refining Company, Navajo Western Asphalt Company and
                  Montana Refining Company, A Partnership, as Borrowers and
                  Guarantors, the Banks listed herein, Canadian Imperial Bank of
                  Commerce, as Administrative Agent, CIBC Inc., as Collateral
                  Agent, Fleet National Bank, as Collateral Monitor and
                  Documentation Agent and CIBC World Markets Corp., as sole Lead
                  Arranger and Bookrunner, with schedules and exhibits
                  (incorporated by reference to Exhibit 4 of Registrant's
                  Quarterly Report on Form 10-Q for its quarterly period ended
                  April 30, 2001, File No. 1-3876).

   10.9           Amendment No. 1 dated as of July 14, 2000, of Amended and
                  Restated Credit Agreement dated as of April 14, 2000
                  (incorporated by reference to Exhibit 4.13 of Registrant's
                  Annual Report on Form 10-K for its fiscal year ended July 31, 2000, File No. 1-3876).

   10.10          Agreement of Increased Commitment as of August 2, 2000, of
                  Amended and Restated Credit Agreement dated as of April 14,
                  2000 (incorporated by reference to Exhibit 4.14 of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 2000, File No. 1-3876).

   10.11 Letter Agreement as of August 2, 2000, with respect to the Amended and Restated Credit Agreement dated as of April 14,
                  2000 (incorporated by reference to Exhibit 4.15 of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 2000, File No. 1-3876).

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

   10.12          Amendment No. 2 dated as of April 4, 2001 of Amended and
                  Restated Credit Agreement dated as of April 14, 2000
                  (incorporated by reference to Exhibit 4 of Registrant's
                  Quarterly Report on Form 10-Q for its quarterly period ended
                  April 30, 2001, File No. 1-3876).

   10.13          Amendment No. 3 dated as of August 7, 2001 of Amended and
                  Restated Credit Agreement dated as of April 14, 2000.

   10.14          Amendment No. 4 dated as of September 26, 2001 of Amended and
                  Restated Credit Agreement dated as of April 14, 2000.

   10.15          Holly Corporation Stock Option Plan - As adopted at the Annual
                  Meeting of Stockholders of Holly Corporation on December 13,
                  1990 (incorporated by reference to Exhibit 4(i) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1991, File No. 1-3876).

   10.16          Holly Corporation 2000 Stock Option Plan - As adopted at the
                  Annual Meeting of Stockholders of Holly Corporation on
                  December 14, 2000 (incorporated by reference to Exhibit 10 of
                  Registrant's Quarterly Report on Form 10-Q for its quarterly period ended October 31, 2000, File No. 1-3876).

   10.17* Supplemental Payment Agreement, dated as of July 8, 1993, between Lamar Norsworthy and Holly Corporation (incorporated by reference to Exhibit 10(a) of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, File No.
                  1-3876).

   10.18* Supplemental Payment Agreement, dated as of July 8, 1993, between Jack P. Reid and Holly Corporation (incorporated by reference to Exhibit 10(b) of Registrant's Annual Report on
                  Form 10-K for its fiscal year ended July 31, 1993, File No.
                  1-3876).

   10.19*         Consulting Agreement and Release, effective as of October 1,
                  1999, between William J. Gray and Holly Corporation
                  (incorporated by reference to Exhibit 10.4 of Registrant's
                  Quarterly Report on Form 10-K for its fiscal year ended July
                  31, 1999, File No. 1-3876).

   10.20*         Consulting Agreement and Release, effective as of August 1,
                  1999 between Jack P. Reid and Holly Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended October 31, 1999, File No. 1-3876).

   21.1           Subsidiaries of Registrant

   23.1           Consent of Independent Auditors


     * Constitute management contracts or compensatory plans or arrangements.