Form 10-Q
period 2001-10-31
HOLLY CORP
filed 2001-12-13
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2001
                               -------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                              75-1056913
---------------------------------                         ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

      100 Crescent Court, Suite 1600
             Dallas, Texas                                      75201-6927
----------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code       (214) 871-3555
                                                   --------------------------



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

15,546,528 shares of Common Stock, par value $.01 per share, were outstanding on December 11, 2001.

                                HOLLY CORPORATION
                                      INDEX


                                                                   Page No.
                                                                   --------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheet - (Unaudited)
          October 31, 2001 and July 31, 2001                           3

      Consolidated Statement of Income (Unaudited) -
         Three Months Ended October 31, 2001 and 2000                  4

      Consolidated Statement of Cash Flows (Unaudited) -
          Three Months Ended October 31, 2001 and 2000                 5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months Ended October 31, 2001 and 2000                  6

      Notes to Consolidated Financial Statements (Unaudited)           7

   Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   11

   Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                     21

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                          22

   Item 4. Submission of Matters to a Vote of Security Holders        24

   Item 6. Exhibits and Reports on Form 8-K                           25

Signatures                                                            26




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

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                            OCTOBER 31,      JULY 31,
                                                                                               2001            2001
                                                                                           ------------    ------------
                                                                                                 (In thousands)

                                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...........................................................   $     88,527    $     65,840

   Accounts receivable:          Product ...............................................         43,393          50,364
                                 Crude oil resales .....................................         64,346          95,710
                                                                                           ------------    ------------
                                                                                                107,739         146,074

   Inventories:                  Crude oil and refined products ........................         52,512          42,390
                                 Materials and supplies ................................          9,838          10,092
                                 Reserve for lower of cost or market ...................         (2,346)         (2,346)
                                                                                           ------------    ------------
                                                                                                 60,004          50,136
   Income taxes  receivable ............................................................             --           3,514
   Prepayments and other ...............................................................         15,009          18,566
                                                                                           ------------    ------------
        TOTAL CURRENT ASSETS ...........................................................        271,279         284,130

Properties, plants and equipment, at cost ..............................................        390,922         384,783
Less accumulated depreciation, depletion and amortization ..............................       (204,963)       (200,628)
                                                                                           ------------    ------------
                                                                                                185,959         184,155
Investments in and advances to joint ventures ..........................................         18,063          16,303
Other assets ...........................................................................          5,421           5,841
                                                                                           ------------    ------------
        TOTAL ASSETS ...................................................................   $    480,722    $    490,429
                                                                                           ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ....................................................................   $    147,026    $    181,182
   Accrued liabilities .................................................................         31,489          31,985
   Income taxes payable ................................................................         10,711           4,661
   Current maturities of long-term debt ................................................          8,571           8,571
                                                                                           ------------    ------------
        TOTAL CURRENT LIABILITIES ......................................................        197,797         226,399
Deferred income taxes ..................................................................         28,411          28,010
Long-term debt, less current maturities ................................................         34,286          34,286
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued .........             --              --
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,628,596 and 16,580,096 shares issued as of October 31, 2001 and July 31, 2001 ..            166             166
   Additional capital ..................................................................         12,227          11,568
   Retained earnings ...................................................................        216,790         198,118
                                                                                           ------------    ------------
                                                                                                229,183         209,852
   Common stock held in treasury, at cost -
     1,104,468 and 1,099,468 shares as of October 31, 2001 and July 31, 2001 ...........         (7,885)         (7,793)
   Accumulated other comprehensive income (loss) .......................................         (1,070)           (325)
                                                                                           ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY .....................................................        220,228         201,734
                                                                                           ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $    480,722    $    490,429
                                                                                           ============    ============

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited


                                                              THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                        -------------------------------
                                                            2001               2000
                                                        ------------       ------------
                                                     (In thousands, except per share data)

SALES AND OTHER REVENUES .........................      $    257,947       $    325,963

OPERATING COSTS AND EXPENSES
   Cost of products sold .........................           191,984            254,235
   Operating expenses ............................            24,746             24,382
   Selling, general and administrative expenses ..             5,430              6,973
   Depreciation, depletion and amortization ......             6,431              6,552
   Exploration expenses, including dry holes .....               299                234
                                                        ------------       ------------
        TOTAL OPERATING COSTS AND EXPENSES .......           228,890            292,376
                                                        ------------       ------------
INCOME FROM OPERATIONS ...........................            29,057             33,587

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ..........             2,748              1,067
   Interest income ...............................               682                576
   Interest expense ..............................              (940)            (1,436)
   Gain on sale of equity securities .............             1,522                 --
                                                        ------------       ------------
                                                               4,012                207
                                                        ------------       ------------
INCOME BEFORE INCOME TAXES .......................            33,069             33,794

Income tax provision
   Current .......................................            12,697             13,013
   Deferred ......................................               150                369
                                                        ------------       ------------
                                                              12,847             13,382
                                                        ------------       ------------
NET INCOME .......................................      $     20,222       $     20,412
                                                        ============       ============


NET INCOME PER COMMON SHARE - BASIC ..............      $       1.30       $       1.35
                                                        ============       ============

NET INCOME PER COMMON SHARE - DILUTED ............      $       1.27       $       1.35
                                                        ============       ============

CASH DIVIDENDS PAID PER COMMON SHARE .............      $       0.10       $       0.09
                                                        ============       ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .........................................            15,508             15,102
   Diluted .......................................            15,944             15,102

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


                                                                  THREE MONTHS ENDED
                                                                      OCTOBER 31,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ............................................   $     20,222    $     20,412
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ..........          6,431           6,552
       Deferred income taxes .............................            150             369
       Equity in earnings of joint ventures ..............         (2,748)         (1,067)
       (Increase) decrease in current assets
         Accounts receivable .............................         38,206         (14,015)
         Inventories .....................................         (9,868)            195
         Income taxes receivable .........................          3,514              --
         Prepayments and other ...........................             81             667
       Increase (decrease) in current liabilities
         Accounts payable ................................        (34,156)         13,456
         Accrued liabilities .............................           (214)          3,369
         Income taxes payable ............................          6,050           7,947
       Turnaround expenditures ...........................         (1,840)           (471)
       Other, net ........................................         (1,424)            164
                                                             ------------    ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ........         24,404          37,578

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt issuance costs ...................................             --             (50)
   Issuance of common stock upon exercise of options .....            659              --
   Purchase of treasury stock ............................            (92)             --
   Cash dividends ........................................         (1,550)         (1,359)
                                                             ------------    ------------
        NET CASH USED FOR FINANCING ACTIVITIES ...........           (983)         (1,409)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment .........         (6,384)         (5,153)
   Investments and advances to joint ventures ............             --          (1,049)
   Distributions from joint ventures .....................          1,150              --
   Proceeds from sale of marketable equity securities ....          4,500              --
                                                             ------------    ------------
        NET CASH USED FOR INVESTING ACTIVITIES ...........           (734)         (6,202)
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS
   INCREASE FOR THE PERIOD ...............................         22,687          29,967
   Beginning of year .....................................         65,840           3,628
                                                             ------------    ------------
   END OF PERIOD .........................................   $     88,527    $     33,595
                                                             ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest .........................................   $        242    $        363
        Income taxes .....................................   $      2,958    $      5,023

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited


                                                                                      THREE MONTHS ENDED
                                                                                          OCTOBER 31,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                 ------------    ------------
                                                                                        (In thousands)

NET INCOME ...................................................................   $     20,222    $     20,412
Other comprehensive income (loss)
   Unrealized loss on securities available for sale ..........................             --          (1,856)
   Reclassification adjustment to net income on sale of equity securities ....         (1,522)             --
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments .........................           (802)             --
      Reclassification adjustment into net income ............................          1,084              --
                                                                                 ------------    ------------
   Total income on cash flow hedges ..........................................            282              --
                                                                                 ------------    ------------
  Other comprehensive income before income taxes .............................         (1,240)         (1,856)
   Income tax benefit ........................................................           (495)           (740)
                                                                                 ------------    ------------
Other comprehensive loss .....................................................           (745)         (1,116)
                                                                                 ------------    ------------
TOTAL COMPREHENSIVE INCOME ...................................................   $     19,477    $     19,296
                                                                                 ============    ============

See accompanying notes.

                                HOLLY CORPORATION



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

         In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 31, 2001, the consolidated results of operations and comprehensive income for the three months ended October 31, 2001 and 2000, and consolidated cash flows for the three months ended October 31, 2001 and 2000.

         Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

         References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first three months of fiscal 2002 are not necessarily indicative of the results to be expected for the full year.

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

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but carries over the key guidance from SFAS No. 121, in establishing the framework for the recognition and measurement of long-lived

                                HOLLY CORPORATION



assets to be disposed of by sale and in addressing significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.


Note C - Earnings Per Share

         Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. Income per share amounts reflect the two-for one stock split in July 2001. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                                                    THREE MONTHS ENDED
                                                                       OCTOBER 31,
                                                              ------------      ------------
                                                                  2001              2000
                                                              ------------      ------------
                                                             (In thousands, except share data)
Net income .............................................      $     20,222      $     20,412

Average number of shares of common stock outstanding ...            15,508            15,102
Effect of dilutive stock options .......................               436                --
                                                              ------------      ------------
Average number of shares of common stock
        outstanding assuming dilution ..................            15,944            15,102
                                                              ============      ============


Income per share - basic ...............................      $       1.30      $       1.35
                                                              ============      ============

Income per share - diluted .............................      $       1.27      $       1.35
                                                              ============      ============

Note D - Stockholders' Equity

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases are expected to be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases will be financed with currently available corporate funds. An amendment to the Company's Credit Agreement was made to allow for the repurchases.

Note E - Derivative Instruments and Hedging Activities


         During the quarter ended April 30, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 to May 2002. These transactions were designated as cash flow hedges of forecasted purchases. The values of the outstanding hedges were marked to the current fair value as

                                HOLLY CORPORATION



of October 31, 2001 and a resulting income of $282,000 is included in first quarter of fiscal 2002 comprehensive income. The accumulated loss included in comprehensive income is $1.78 million. Gains (losses) on the natural gas hedges will be reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impact earnings.

Note F - Segment Information

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

         The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended July 31, 2001. The Company's reportable segments are strategic business units that offer different products and services.

                                HOLLY CORPORATION



                                                                           TOTAL FOR
                                                            PIPELINE       REPORTABLE     CORPORATE      CONSOLIDATED
                                            REFINING     TRANSPORTATION     SEGMENTS       & OTHER           TOTAL
                                          ------------   --------------   ------------   ------------    ------------
                                                                       (In thousands)
THREE MONTHS ENDED OCTOBER 31, 2001
 Sales and other revenues .............   $    252,812    $      4,565    $    257,377   $        570    $    257,947
 EBITDA(1) ............................   $     37,079    $      3,116    $     40,195   $       (437)   $     39,758
 Income (loss) from operations ........   $     28,765    $      2,482    $     31,247   $     (2,190)   $     29,057
 Income (loss) before income taxes ....   $     31,096    $      2,767    $     33,863   $       (794)   $     33,069

THREE MONTHS ENDED OCTOBER 31, 2000
 Sales and other revenues .............   $    320,353    $      4,647    $    325,000   $        963    $    325,963
 EBITDA(1) ............................   $     40,005    $      3,400    $     43,405   $     (2,199)   $     41,206
 Income (loss) from operations ........   $     33,154    $      2,820    $     35,974   $     (2,387)   $     33,587
 Income (loss) before income taxes ....   $     33,766    $      3,029    $     36,795   $     (3,001)   $     33,794

(1) Earnings Before Interest, Taxes, Depreciation and Amortization.


Note G - Contingencies

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

                                HOLLY CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") under this Item 2 regarding the Company's financial position and results of operations and those in Item 1 "Legal Proceedings" in Part II, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-Q, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001 and in conjunction with the discussion below under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                       OCTOBER 31,
                                                           ----------------------------------
                                                                2001                 2000
                                                           --------------      --------------
                                                            (In thousands, except share data)

Sales and other revenues .............................     $      257,947      $      325,963

Operating costs and expenses
   Cost of products sold .............................            191,984             254,235
   Operating expenses ................................             24,746              24,382
   Selling, general and administrative expenses ......              5,430               6,973
   Depreciation, depletion and amortization ..........              6,431               6,552
   Exploration expenses, including dry holes .........                299                 234
                                                           --------------      --------------
        Total operating costs and expenses ...........            228,890             292,376
                                                           --------------      --------------
Income from operations ...............................             29,057              33,587

Other income (expense)
   Equity in earnings of joint ventures ..............              2,748               1,067
   Interest expense, net .............................               (258)               (860)
   Gain on sale of equity securities .................              1,522                  --
                                                           --------------      --------------
                                                                    4,012                 207
                                                           --------------      --------------
Income before income taxes ...........................             33,069              33,794
Income tax provision .................................             12,847              13,382
                                                           --------------      --------------
Net income ...........................................     $       20,222      $       20,412
                                                           ==============      ==============


Net income per common share - basic(1) ...............     $         1.30      $         1.35

Net income per common share - diluted(1) .............     $         1.27      $         1.35

Average number of common shares outstanding:(1)
  Basic ..............................................             15,508              15,102
  Diluted ............................................             15,944              15,102

Sales and other revenues(2)
   Refining ..........................................     $      252,812      $      320,353
   Pipeline Transportation ...........................              4,565               4,647
   Corporate and Other ...............................                570                 963
                                                           --------------      --------------
   Consolidated ......................................     $      257,947      $      325,963
                                                           ==============      ==============

Income (loss) from operations(2)
   Refining ..........................................     $       28,765      $       33,154
   Pipeline Transportation ...........................              2,482               2,820
   Corporate and Other ...............................             (2,190)             (2,387)
                                                           --------------      --------------
   Consolidated ......................................     $       29,057      $       33,587
                                                           ==============      ==============

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     1) A two-for-one stock split was effected in July 2001. All references to the number of shares and per share amounts have been adjusted to reflect the split on a retroactive basis.

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


REFINING SEGMENT OPERATING DATA (Unaudited)

                                                   THREE MONTHS ENDED
                                                        OCTOBER 31,
                                             -----------------------------
                                                 2001             2000
                                             ------------     ------------

Crude charge (BPD)(1) ..................           60,200           68,100

Average per barrel(2)
  Refinery margin ......................     $       9.32     $       9.73
  Cash operating costs(3) ..............             4.22             3.92
                                             ------------     ------------
  Net cash operating margin ............     $       5.10     $       5.81
                                             ============     ============

Sales of produced refined products
  Gasolines ............................             52.6%            53.3%
  Diesel fuels .........................             21.3             22.9
  Jet fuels ............................             10.2             10.7
  Asphalt ..............................             12.4              9.8
  LPG and other ........................              3.5              3.3
                                             ------------     ------------
       Total ...........................            100.0%           100.0%
                                             ============     ============

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

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


FIRST QUARTER OF FISCAL 2002 COMPARED TO FIRST QUARTER OF FISCAL 2001

         Net income for the first quarter ending October 31, 2001 was $20.2 million ($1.30 per share), as compared to $20.4 million ($1.35 per share) for the first quarter of the prior fiscal year. Both revenues and cost of products sold were lower for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, due principally to lower refined product sales prices and lower cost of purchased crude oil. Production was slightly lower due to a planned maintenance of the Artesia crude distillation unit in August 2001. Refinery margins in the first quarter of fiscal 2002 were only slightly lower than the first quarter of fiscal 2001 remaining relatively high compared to prior years and continuing the recent industry trend. Refinery margins since the end of the first quarter of fiscal 2002, while not as high as for the quarter ended October 31, 2001, have remained somewhat above historic levels, although the production during the second quarter of fiscal 2002 will be reduced due to an extended planned turnaround involving a number of process units at the Artesia and Lovington facilities.

         Operating costs remained relatively unchanged for the first quarter of 2002 compared to prior year's first quarter. Lower general and administrative expenses in the first quarter of 2002 as compared to the prior year's first quarter were due primarily to decreased costs associated with legal proceedings and to a decrease in compensation costs.

         Other income improved in the first quarter, as compared to the prior year's first quarter, as the Company realized additional revenues from the Company's share of earnings in an asphalt joint venture formed in July 2000 with a subsidiary of Koch Industries, Inc. In the first quarter of 2002, the Company also realized a $1.5 million gain on the sale of equity securities.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $22.7 million to $88.5 million during the three months ended October 31, 2001 as cash flows generated from operations were significantly greater than cash flows required for investing activities and dividends paid. Working capital increased during the three months ended October 31, 2001 by $15.8 million to $73.5 million. In April 2001, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement. The expiration date of the Credit Agreement will be October 10, 2003 if there is a satisfactory resolution in the Longhorn Partners Pipeline lawsuit prior to October 10, 2002 and will be October 10, 2002 if there is not such a satisfactory resolution by October 10, 2002. Under the current agreement, the Company has access to $90 million of commitments for both revolving credit loans and letters of credit. Up to $45 million of this facility may be used for revolving credit loans. At October 31, 2001 the Company had letters of credit outstanding under the facility of $22.4 million and had no borrowings outstanding under the facility. On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases are expected to be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. An

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


amendment to the Company's Credit Agreement was made to allow for the repurchases. At the end of the first quarter of fiscal 2002, 5,000 shares had been repurchased for $92,000. The Company believes its internally generated cash flow, along with its Credit Agreement, provides sufficient resources to fund planned capital projects, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs.

         In May 2000, the Company announced a cost reduction and production efficiency program that is expected to yield annual pre-tax improvements totaling approximately $20 million. The program is currently being implemented and should be completed by July 2002. The cost reduction and production efficiency program includes productivity enhancements and a reduction in workforce. As part of the implementation of cost reductions, the Company offered a voluntary early retirement program to eligible employees under which 55 employees retired in fiscal 2001. The pre-tax cost of the voluntary early retirement program was $6.8 million and was reflected in the Company's earnings for the quarter ended July 31, 2000. Estimated capital expenditures of approximately $9 million were included in the capital budgets for fiscal 2001 and 2002 to effectuate some of the production improvements.

         Net cash provided by operating activities amounted to $24.4 million for the first three months of fiscal 2002, as compared to $37.6 million for the same period of the prior year. The decrease was due to a buildup of inventory in preparation for the second quarter of fiscal 2001 turnaround and other working capital items.

         Cash flows used for financing activities amounted to $1.0 million in the first three months of fiscal 2002, as compared to $1.4 million in the same period of the prior year. Cash flows used for financing activities in the first three months of both fiscal years consisted principally of $1.5 million and $1.4 million respectively of dividends paid to shareholders. In the first quarter of fiscal 2002, the Company received cash of $0.7 million from the issuance of common stock upon exercise of options. The Company has not made any bank borrowings during the current fiscal year. The next principal payment of $8.6 million on the Company's Senior Notes is due in December 2001.

         Cash flows used for investing activities were $0.7 million for the first three months of fiscal 2002, as compared to $6.2 million for the same period of the 2001 fiscal year. Cash expended on capital projects in the first three months of the current and prior fiscal years were $6.4 million and $5.2 million respectively. The Company's net cash flow used for investing activities was reduced during the first three months of fiscal 2002 by a $1.1 million distribution to the Company from the Rio Grande Pipeline joint venture and by $4.5 million of proceeds from the sale of equity securities.

         The Company has invested significant amounts in capital expenditures in recent years to enhance the Navajo Refinery and expand its supply and distributions network. For the 2002 fiscal year, the capital budget of Navajo Refinery, including its supply and distribution network, totals approximately $34 million. The components of this budget are $10 million for refinery improvements, $20 million for costs to complete the hydrotreater project described below, and $4

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


million for refinery related pipeline and transportation projects. In addition to these projects, the Company plans to expend in the 2002 fiscal year approximately $10 million on projects, principally for refinery improvements, that were approved in previous capital budgets. In November 1997, the Company purchased a hydrotreater unit for $5 million from a closed refinery. This purchase will give the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. During the last two years, the Company spent approximately $8 million on relocation, engineering and equipment fabrication related to the hydrotreater project. The remaining costs to complete the hydrotreater project, estimated to be approximately $20 million, have been included in the capital budget for 2002. Subject to obtaining necessary permitting in a timely manner, the Company currently expects that the hydrotreater project could be completed by the fall of 2003. The hydrotreater will enhance higher value light products yields and expand the Company's ability to meet California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the latter part of 2000, and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements scheduled to become effective in 2004. Based on the current configuration of the Navajo Refinery, the Company can supply current sales volumes for the Phoenix market under the CARB standards prior to completion of the hydrotreater. Additionally, in fiscal 2001, the Company completed the construction of a new sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will recover additional extracted sulfur when the hydrotreater is completed.

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


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

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

         The March 1999 settlement agreement in the federal lawsuit that resulted in the injunction against operation of the Longhorn Pipeline required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A final Environmental Assessment (the "Final EA") on the Longhorn Pipeline was released in November 2000. The Final EA is accompanied by a Finding of No Significant Impact that is conditioned on the implementation by Longhorn Partners of a proposed mitigation plan developed by Longhorn Partners which contains 40 mitigation measures, including the replacement of approximately 19 miles of pipe in the Austin area with new thick-walled pipe protected by a concrete barrier. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The plaintiffs in the federal court lawsuit that resulted in the Environmental Assessment of the Longhorn Pipeline have challenged the Final EA in further federal court proceedings that began in January 2001. In May 2001, one of the intervenor plaintiffs in the federal court lawsuit, the Lower Colorado River Authority ("LCRA"), entered into a settlement agreement with Longhorn Partners under the terms of which Longhorn Partners has agreed to implement specified additional mitigation measures relating to water supplies in certain areas of Central Texas and the LCRA has agreed to dismiss with prejudice its participation as an intervenor in the federal court lawsuit; this settlement agreement has not yet received final approval from the federal court. Longhorn Partners has recently announced that it has begun construction on certain pipeline improvements in the Austin, Texas area prior to a ruling by the federal court on the pending legal challenges to the Final EA. Longhorn Partners had previously indicated that construction relating to certain mitigation measures included in the Final EA might not begin until conclusion of legal challenges to the Final EA. At the date of this report, it is not possible to predict the outcome of legal challenges to the Longhorn Pipeline.

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

         Other legal proceedings that could affect future results are described in Part II "Other Information", Item 1, "Legal Proceedings."

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

         During the quarter ended April 30, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 to May 2002. At October 31, 2001, the Company has contracts outstanding for natural gas hedges of approximately .8 million MMBtu, relating to approximately 50% of the forecasted natural gas purchases for the Navajo Refinery. The price swaps and collar options effectively established minimum and maximum prices to be paid for the portion of natural gas hedged of $5.29 and $5.63 per MMBtu, respectively. The values of the outstanding hedges were marked to the current fair value as of October 31, 2001 and a resulting income of $282,000 is included in the first quarter of fiscal 2002. The accumulated loss included in comprehensive income is $1.78 million. Gains (losses) on the natural gas hedges will be reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impact earnings.

         At October 31, 2001, the Company had outstanding unsecured debt of $42.9 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed; the average maturity is approximately two years and such debt represent less than 20% of the Company's total capitalization. As the interest rates on the Company's bank borrowings, if any, under its Credit Agreement are reset frequently based on either the bank's daily effective prime rate or the LIBOR rate, interest rate market risk is very low. There were no bank borrowings during fiscal 2001 or for the first quarter of fiscal 2002. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A ten percent change in the market interest rate over the next year would also not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would also not materially impact the Company's financial condition, since the average maturity of the Company's long-term debt is approximately two

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


years and such debt represents less than 20% of the Company's total capitalization, and since the Company's borrowings, if any, under the Credit Agreement and cash investments are at short-term market rates.

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


         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but carries over the key guidance from SFAS No. 121, in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

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

                                HOLLY CORPORATION



         In July 2001, the Company initiated discussions among the Company, the EPA, the NMED, and the Montana Department of Environmental Quality with respect to a possible global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. A tentative agreement on these issues has been negotiated and the Company believes that it is likely that a final agreement on these issues based on the tentative agreement can be entered into. If a final agreement is entered into, it is expected that such agreement would involve capital investments by the Company, some of them substantial, and the payment of a monetary penalty. At the date of this report no assurance is possible that such a final agreement will be entered into.

         In May and June 2001, the Company filed claims with the Department of Defense under the Contract Disputes Act asserting that additional amounts are due to the Company with respect to jet fuel sales to the Defense Fuel Supply Center in the years 1982 through 1995. The total of all claims filed by the Company is approximately $210 million. In November 2001, the Department of Defense issued final decisions rejecting the Company's claims and asserting counterclaims totaling approximately $8,000,000 if part or all of the Company's claims are allowed. Any recovery by the Company with respect to the claims would require further proceedings. It is not possible at the date of this report to predict what amount, if any, will ultimately be payable to the Company with respect to these claims.

                                HOLLY CORPORATION



Item 4. Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders on December 13, 2001, all nine of the management's nominees for directors as listed in the proxy statement were elected.

                              ELECTION OF DIRECTORS

                                          Total Votes         Total Votes
                                              "For"           "Withheld"
                                          ------------       -------------

               Matthew P. Clifton          12,973,050          347,517
               W. John Glancy              12,970,650          349,917
               William J. Gray             13,186,548          134,019
               Marcus R. Hickerson         13,179,576          140,991
               Thomas K. Matthews, II      13,181,701          138,866
               Robert G. McKenzie          13,186,848          133,719
               Lamar Norsworthy            12,897,134          423,433
               Jack P. Reid                12,530,224          790,343
               Paul T. Stoffel             13,184,915          135,652

                                HOLLY CORPORATION



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

                                       HOLLY CORPORATION
                                       -----------------------------------------
                                       (Registrant)



Date: December 13, 2001                By /s/ Kathryn H. Walker
      -----------------                -----------------------------------------
                                              Kathryn H. Walker
                                              Vice President, Accounting
                                              (Principal Accounting Officer)


                                       By /s/ Stephen J. McDonnell
                                       -----------------------------------------
                                              Stephen J. McDonnell
                                              Vice President and Chief Financial
                                              Officer
                                              (Principal Financial Officer)