Form 10-Q
period 2002-01-31
HOLLY CORP
filed 2002-03-08
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934


For the quarterly period ended     January 31, 2002
                               -------------------------

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

15,580,528 shares of Common Stock, par value $.01 per share, were outstanding on March 4, 2002.

                                HOLLY CORPORATION
                                      INDEX


                                                                                                      Page No.
                                                                                                      --------
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheet - (Unaudited)
          January 31, 2002 and July 31, 2001                                                               3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Six Months Ended January 31, 2002 and 2001                                       4

      Consolidated Statement of Cash Flows (Unaudited) -
          Six Months Ended January 31, 2002 and 2001                                                       5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months and Six Months Ended January 31, 2002 and 2001                                       6

      Notes to Consolidated Financial Statements (Unaudited)                                               7

   Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       12

   Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                                                         25

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                                              26

   Item 6.  Exhibits and Reports on Form 8-K                                                              28

  Signatures                                                                                              29

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 12.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited




                                                                                                 JANUARY 31,        JULY 31,
                                                                                                     2002             2001
                                                                                                 ------------     ------------
                               ASSETS                                                                  (In thousands)
CURRENT ASSETS
   Cash and cash equivalents ................................................................    $     48,254     $     65,840

   Accounts receivable: Product .............................................................          40,665           50,364
                        Crude oil resales ...................................................          62,965           95,710
                                                                                                 ------------     ------------
                                                                                                      103,630          146,074

   Inventories:         Crude oil and refined products ......................................           1,868           42,390
                        Materials and supplies ..............................................          10,049           10,092
                        Reserve for lower of cost or market .................................          (2,346)          (2,346)
                                                                                                 ------------     ------------
                                                                                                       59,571           50,136

   Income taxes  receivable .................................................................          11,115            3,514
   Prepayments and other ....................................................................          17,788           18,566
                                                                                                 ------------     ------------
        TOTAL CURRENT ASSETS ................................................................         240,358          284,130

Properties, plants and equipment, at cost ...................................................         397,070          384,783
Less accumulated depreciation, depletion and amortization ...................................        (209,551)        (200,628)
                                                                                                 ------------     ------------
                                                                                                      187,519          184,155
Investments in and advances to joint ventures ...............................................          14,434           16,303
Other assets ................................................................................          12,098            5,841
                                                                                                 ------------     ------------
        TOTAL ASSETS ........................................................................    $    454,409     $    490,429
                                                                                                 ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable .........................................................................    $    140,235     $    181,182
   Accrued liabilities ......................................................................          30,872           31,985
   Income taxes payable .....................................................................              --            4,661
   Current maturities of long-term debt .....................................................           8,571            8,571
                                                                                                 ------------     ------------
        TOTAL CURRENT LIABILITIES ...........................................................         179,678          226,399
Deferred income taxes .......................................................................          29,821           28,010
Long-term debt, less current maturities .....................................................          25,714           34,286
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued ..............              --               --
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,688,596 and 16,580,096 shares issued as of January 31, 2002 and July 31, 2001 .......             167              166
   Additional capital .......................................................................          13,073           11,568
   Retained earnings ........................................................................         214,750          198,118
                                                                                                 ------------     ------------
                                                                                                      227,990          209,852
   Common stock held in treasury, at cost -
     1,108,068 and 1,099,468 shares as of January 31, 2002 and July 31, 2001 ................          (7,953)          (7,793)
   Accumulated other comprehensive income (loss) ............................................            (841)            (325)
                                                                                                 ------------     ------------
        TOTAL STOCKHOLDERS' EQUITY ..........................................................         219,196          201,734
                                                                                                 ------------     ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................    $    454,409     $    490,429
                                                                                                 ============     ============


See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JANUARY 31,                     JANUARY 31,
                                                         -----------------------------     -----------------------------
                                                             2002            2001              2002             2001
                                                         ------------     ------------     ------------     ------------
                                                                    (In thousands, except per share data)

SALES AND OTHER REVENUES ............................    $    166,754     $    283,140     $    424,701     $    609,103

OPERATING COSTS AND EXPENSES
   Cost of products sold ............................         134,022          224,761          326,006          478,996
   Operating expenses ...............................          23,266           25,807           48,012           50,189
   Selling, general and administrative expenses .....           5,228            5,190           10,658           12,163
   Depreciation, depletion and amortization .........           6,714            6,407           13,145           12,959
   Exploration expenses, including dry holes ........             243              599              542              833
                                                         ------------     ------------     ------------     ------------
        TOTAL OPERATING COSTS AND EXPENSES ..........         169,473          262,764          398,363          555,140
                                                         ------------     ------------     ------------     ------------
INCOME(LOSS) FROM OPERATIONS ........................          (2,719)          20,376           26,338           53,963

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures .............           2,320              908            5,068            1,975
   Interest income ..................................             365              823            1,047            1,399
   Interest expense .................................            (758)          (1,342)          (1,698)          (2,778)
   Gain on sale of equity securities ................              --               --            1,522               --
                                                         ------------     ------------     ------------     ------------
                                                                1,927              389            5,939              596
                                                         ------------     ------------     ------------     ------------
INCOME(LOSS) BEFORE INCOME TAXES ....................            (792)          20,765           32,277           54,559

Income tax provision(benefit)
   Current ..........................................          (1,407)           7,765           11,290           20,778
   Deferred .........................................           1,100              458            1,250              827
                                                         ------------     ------------     ------------     ------------
                                                                 (307)           8,223           12,540           21,605
                                                         ------------     ------------     ------------     ------------
NET INCOME(LOSS) ....................................    $       (485)    $     12,542     $     19,737     $     32,954
                                                         ============     ============     ============     ============


NET INCOME(LOSS) PER COMMON SHARE - BASIC ...........    $      (0.03)    $       0.83     $       1.27     $       2.18
                                                         ============     ============     ============     ============

NET INCOME(LOSS) PER COMMON SHARE - DILUTED .........    $      (0.03)    $       0.83     $       1.24     $       2.18
                                                         ============     ============     ============     ============

CASH DIVIDENDS PAID PER COMMON SHARE ................    $       0.10     $       0.09     $       0.20     $       0.18
                                                         ============     ============     ============     ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ............................................          15,559           15,102           15,533           15,102
   Diluted ..........................................          15,996           15,140           15,961           15,106

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited





                                                                           SIX MONTHS ENDED
                                                                               JANUARY 31,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...................................................    $     19,737     $     32,954
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization .................          13,145           12,959
       Deferred income taxes ....................................           1,250              827
       Dry hole costs and leasehold impairment ..................              --              328
       Equity in earnings of joint ventures .....................          (5,068)          (1,975)
       (Increase) decrease in current assets
         Accounts receivable ....................................          42,014           42,186
         Inventories ............................................          (9,435)          (6,246)
         Income taxes receivable ................................          (7,601)          (2,629)
         Prepayments and other ..................................             725              714
       Increase (decrease) in current liabilities
         Accounts payable .......................................         (40,947)         (25,184)
         Accrued liabilities ....................................            (430)           1,945
         Income taxes payable ...................................          (4,661)          (5,092)
       Turnaround expenditures ..................................         (13,909)            (977)
       Other, net ...............................................          (1,292)             306
                                                                     ------------     ------------
        NET CASH PROVIDED BY (USED FOR) OPERATING activities ....          (6,472)          50,116

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt ....................................          (8,572)          (8,571)
   Debt issuance costs ..........................................              --             (100)
   Issuance of common stock upon exercise of options ............           1,506               --
   Purchase of treasury stock ...................................            (160)              --
   Cash dividends ...............................................          (3,105)          (2,718)
                                                                     ------------     ------------
        NET CASH USED FOR FINANCING ACTIVITIES ..................         (10,331)         (11,389)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ................         (12,683)         (14,875)
   Investments and advances to joint ventures ...................              --           (1,049)
   Distributions from joint ventures ............................           7,400            2,100
   Proceeds from sale of marketable equity securities ...........           4,500               --
                                                                     ------------     ------------
        NET CASH USED FOR INVESTING ACTIVITIES ..................            (783)         (13,824)
                                                                     ------------     ------------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE PERIOD ...........................         (17,586)          24,903
   Beginning of year ............................................          65,840            3,628
                                                                     ------------     ------------
   END OF PERIOD ................................................    $     48,254     $     28,531
                                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ................................................    $      2,143     $      2,970
        Income taxes ............................................    $     11,919     $     28,404

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited



                                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                      JANUARY 31,                JANUARY 31,
                                                                                 ----------------------    ----------------------
                                                                                   2002         2001          2002         2001
                                                                                 ---------    ---------    ---------    ---------
                                                                                                   (In thousands)

NET INCOME (LOSS) ............................................................   $    (485)   $  12,542    $  19,737    $  32,954
Other comprehensive income (loss)
   Unrealized loss on securities available for sale ..........................          --         (116)          --       (1,972)
   Reclassification adjustment to net income on sale of equity securities ....          --           --       (1,522)          --
   Derivative instruments qualifying as cash flow hedging instruments
      Change in fair value of derivative instruments .........................        (604)          --       (1,406)          --
      Reclassification adjustment into net income ............................       1,003           --        2,087           --
                                                                                 ---------    ---------    ---------    ---------
   Total income on cash flow hedges ..........................................         399           --          681           --
                                                                                 ---------    ---------    ---------    ---------
  Other comprehensive income (loss) before income taxes ......................         399         (116)        (841)      (1,972)
   Income tax expense (benefit) ..............................................         170          (46)        (325)        (786)
                                                                                 ---------    ---------    ---------    ---------
Other comprehensive income (loss) ............................................         229          (70)        (516)      (1,186)
                                                                                 ---------    ---------    ---------    ---------
TOTAL COMPREHENSIVE INCOME (loss) ............................................   $    (256)   $  12,472    $  19,221    $  31,768
                                                                                 =========    =========    =========    =========



See accompanying notes.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

         In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 2002, the consolidated results of operations and comprehensive income for the three months and six months ended January 31, 2002 and 2001, and consolidated cash flows for the six months ended January 31, 2002 and 2001.

         Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

         References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 2002 are not necessarily indicative of the results to be expected for the full year.

Note B - New Accounting Pronouncements

         In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

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

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but carries over the key

                                HOLLY CORPORATION


guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

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



                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JANUARY 31,                   JANUARY 31,
                                                               --------------------------     -------------------------
                                                                  2002            2001           2002          2001
                                                               ----------      ----------     ----------     ----------
                                                                         (In thousands, except share data)

Net income (loss) ........................................     $     (485)     $   12,542     $   19,737     $   32,954

Average number of shares of common stock outstanding .....         15,559          15,102         15,533         15,102
Effect of dilutive stock options .........................            437              38            428              4
                                                               ----------      ----------     ----------     ----------
Average number of shares of common stock
        outstanding assuming dilution ....................         15,996          15,140         15,961         15,106
                                                               ==========      ==========     ==========     ==========

Income (loss)per share - basic ...........................     $    (0.03)     $     0.83     $     1.27     $     2.18
                                                               ==========      ==========     ==========     ==========

Income (loss)per share - diluted .........................     $    (0.03)     $     0.83     $     1.24     $     2.18
                                                               ==========      ==========     ==========     ==========

Note D - Stockholders' Equity

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases are expected to be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases will be financed with currently available corporate funds. An amendment to the Company's Credit Agreement was made to allow for the repurchases. During the six months ended January 31, 2002, the Company repurchased 8,600 shares at a cost of approximately $160,000.

                                HOLLY CORPORATION


Note E - Derivative Instruments and Hedging Activities

         During the quarter ended April 30, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 to May 2002. These transactions were designated as cash flow hedges of forecasted purchases. The values of the outstanding hedges were marked to the current fair value as of January 31, 2002 and a resulting income of $681,000 is included in first six months of fiscal 2002 comprehensive income. The accumulated loss included in comprehensive income is $1.38 million. Gains (losses) on the natural gas hedges will be reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impact earnings.

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

                                HOLLY CORPORATION



                                                                                   TOTAL FOR
                                                                      PIPELINE     REPORTABLE      CORPORATE     CONSOLIDATED
                                                       REFINING    TRANSPORTATION   SEGMENTS        & OTHER          TOTAL
                                                       ---------   --------------  ----------      ---------     ------------
                                                                                 (In thousands)
THREE MONTHS ENDED JANUARY 31, 2002
  Sales and other revenues .......................     $ 161,863      $   4,536     $ 166,399      $     355      $ 166,754
  EBITDA(1) ......................................     $   5,136      $   3,211     $   8,347      $  (2,032)     $   6,315
  Income (loss) from operations ..................     $  (3,028)     $   2,504     $    (524)     $  (2,195)     $  (2,719)
  Income (loss) before income taxes...............     $  (1,093)     $   2,850     $   1,757      $  (2,549)     $    (792)

THREE MONTHS ENDED JANUARY 31, 2001
  Sales and other revenues .......................     $ 277,394      $   4,902     $ 282,296      $     844      $ 283,140
  EBITDA(1) ......................................     $  25,582      $   3,958     $  29,540      $  (1,849)     $  27,691
  Income (loss) from operations ..................     $  19,531      $   2,834     $  22,365      $  (1,989)     $  20,376
  Income (loss) before income taxes...............     $  19,473      $   3,576     $  23,049      $  (2,284)     $  20,765


SIX MONTHS ENDED JANUARY 31, 2002
  Sales and other revenues .......................     $ 414,675      $   9,101     $ 423,776      $     925      $ 424,701
  EBITDA(1) ......................................     $  42,215      $   6,327     $  48,542      $  (2,469)     $  46,073
  Income (loss) from operations ..................     $  25,737      $   4,986     $  30,723      $  (4,385)     $  26,338
  Income (loss) before income taxes...............     $  30,003      $   5,617     $  35,620      $  (3,343)     $  32,277

SIX MONTHS ENDED JANUARY 31, 2001
  Sales and other revenues .......................     $ 597,747      $   9,549     $ 607,296      $   1,807      $ 609,103
  EBITDA(1) ......................................     $  65,587      $   7,358     $  72,945      $  (4,048)     $  68,897
  Income (loss) from operations ..................     $  52,685      $   5,654     $  58,339      $  (4,376)     $  53,963
  Income (loss) before income taxes...............     $  53,239      $   6,605     $  59,844      $  (5,285)     $  54,559

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

                                HOLLY CORPORATION


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

                                HOLLY CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") under this Item 2 regarding the Company's financial position and results of operations and those in Item 1 "Legal Proceedings" in Part II, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-Q, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001 and in conjunction with the discussion below under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)



                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JANUARY 31,                  JANUARY 31,
                                                           ------------------------      ------------------------
                                                             2002           2001            2002          2001
                                                           ---------      ---------      ---------      ---------
                                                                    (In thousands, except share data)

Sales and other revenues .............................     $ 166,754      $ 283,140      $ 424,701      $ 609,103

Operating costs and expenses
   Cost of products sold .............................       134,022        224,761        326,006        478,996
   Operating expenses ................................        23,266         25,807         48,012         50,189
   Selling, general and administrative expenses ......         5,228          5,190         10,658         12,163
   Depreciation, depletion and amortization ..........         6,714          6,407         13,145         12,959
   Exploration expenses, including dry holes .........           243            599            542            833
                                                           ---------      ---------      ---------      ---------
        Total operating costs and expenses ...........       169,473        262,764        398,363        555,140
                                                           ---------      ---------      ---------      ---------
Income(loss) from operations .........................        (2,719)        20,376         26,338         53,963

Other income (expense)
   Equity in earnings of joint ventures ..............         2,320            908          5,068          1,975
   Interest expense, net .............................          (393)          (519)          (651)        (1,379)
   Gain on sale of equity securities .................            --             --          1,522             --
                                                           ---------      ---------      ---------      ---------
                                                               1,927            389          5,939            596
                                                           ---------      ---------      ---------      ---------
Income(loss) before income taxes .....................          (792)        20,765         32,277         54,559
Income tax provision(benefit) ........................          (307)         8,223         12,540         21,605
                                                           ---------      ---------      ---------      ---------
Net income(loss) .....................................     $    (485)     $  12,542      $  19,737      $  32,954
                                                           =========      =========      =========      =========


Net income(loss) per common share - basic(1) .........     $   (0.03)     $    0.83      $    1.27      $    2.18

Net income(loss) per common share - diluted(1) .......     $   (0.03)     $    0.83      $    1.24      $    2.18

Average number of common shares outstanding(1):
  Basic ..............................................        15,559         15,102         15,533         15,102
  Diluted ............................................        15,996         15,140         15,961         15,106

Sales and other revenues(2)
   Refining ..........................................     $ 161,863      $ 277,394      $ 414,675      $ 597,747
   Pipeline Transportation ...........................         4,536          4,902          9,101          9,549
   Corporate and Other ...............................           355            844            925          1,807
                                                           ---------      ---------      ---------      ---------
   Consolidated ......................................     $ 166,754      $ 283,140      $ 424,701      $ 609,103
                                                           =========      =========      =========      =========

Income (loss) from operations(2)
   Refining ..........................................     $  (3,028)     $  19,531      $  25,737      $  52,685
   Pipeline Transportation ...........................         2,504          2,834          4,986          5,654
   Corporate and Other ...............................        (2,195)        (1,989)        (4,385)        (4,376)
                                                           ---------      ---------      ---------      ---------
   Consolidated ......................................     $  (2,719)     $  20,376      $  26,338      $  53,963
                                                           =========      =========      =========      =========

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



     1) A two-for-one stock split was affected in July 2001. All references to the number of shares and per share amounts have been adjusted to reflect the split on a retroactive basis.

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


REFINING SEGMENT OPERATING DATA (Unaudited)



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JANUARY 31,                   JANUARY 31,
                                                 ---------------------------     ---------------------------
                                                    2002            2001            2002            2001
                                                 -----------     -----------     -----------     -----------

Crude charge (BPD)(1) ......................          52,000          66,900          56,100          67,500

Average per barrel(2)
  Refinery margin ..........................     $      5.02     $      7.90     $      7.36     $      8.83
  Cash operating costs(3) ..................            4.73            4.17            4.45            4.04
                                                 -----------     -----------     -----------     -----------
  Net cash operating margin ................     $      0.29     $      3.73     $      2.91     $      4.79
                                                 ===========     ===========     ===========     ===========

Sales of produced refined products
  Gasolines ................................            59.0%           58.6%           55.5%           55.9%
  Diesel fuels .............................            20.8            22.8            21.1            22.9
  Jet fuels ................................            11.1            10.1            10.6            10.4
  Asphalt ..................................             5.8             5.2             9.4             7.5
  LPG and other ............................             3.3             3.3             3.4             3.3
                                                 -----------     -----------     -----------     -----------
       Total ...............................           100.0%          100.0%          100.0%          100.0%
                                                 ===========     ===========     ===========     ===========


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

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2002 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2001

Summary

         The Company incurred a net loss for the three months ended January 31, 2002 of $485 thousand (($.03) per basic and diluted share) compared to net income of $12.5 million ($.83 per basic and diluted share) for the three months ended January 31, 2001. For the six months ended January 31, 2002, net income was $19.7 million ($1.27 per basic share or $1.24 per diluted share) compared to $33.0 million ($2.18 per basic and diluted share) for the six months ended January 31, 2001.The fiscal 2002 second quarter loss and lower earnings for the six months ended January 31, 2002, as compared to the prior year periods, were primarily the result of significantly lower refined product margins and lower refined product sales volumes due to a major maintenance turnaround at the Artesia and Lovington facilities during the second quarter of fiscal 2002.

Three Months Ended January 31, 2002 Compared with Three Months Ended January 31, 2001

         For the second quarter of fiscal 2002, the Company experienced a net loss of $485 thousand. During the quarter, the Company, and the refining industry, saw significant declines in refining margins, especially significant when compared to the very favorable refining margins that resulted in net income of $12.5 million for the second quarter of fiscal 2001.

         Revenues from the sale of refined products decreased to $161.9 million in the second quarter of fiscal 2002 from $277.4 million in the second quarter of fiscal 2001. The Company's average product sales prices decreased 35% to $25.63 per barrel in the second quarter of fiscal 2002 from $39.26 per barrel in the second quarter of fiscal 2001. Total product sales averaged 68,600 barrels per day ("BPD") for the quarter ended January 2002, a decrease of 10% from the quarter ended January 2001. Production of refined products in the quarter ended January 2002 was reduced as a result of the extended 29-day planned maintenance turnaround that involved a number of process units at the Artesia and Lovington facilities.

         Cost of sales for the second quarter of fiscal 2002 as compared to the same quarter of fiscal 2001 declined by $91 million primarily reflecting lower costs for purchased crude oil and lower production volumes due to the maintenance turnaround in fiscal 2002. Operating expenses decreased 10% to $23.3 million in the second quarter of fiscal 2002 from $25.8 million in the second quarter of fiscal 2001, principally due to lower costs for purchased utilities in the second quarter of fiscal 2002. Other income improved in the second quarter of fiscal 2002, as compared to the prior year's fiscal quarter, as the Company realized additional revenues from the Company's share of earnings in an asphalt joint venture formed in July 2000 with a subsidiary of Koch Industries, Inc.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months Ended January 31, 2002 Compared with Six Months Ended January 31,
2001

         Net income for the six months ended January 31, 2002 was $19.7 million compared to $33.0 million for the six months ended January 31, 2001. Although the Company's refinery margins in the first quarter of fiscal 2002 were only slightly lower than the margins in the first quarter of fiscal 2001, the margins in the second quarter of fiscal 2002 declined significantly compared to the second quarter of fiscal 2001.

         Revenues from the sale of refined products decreased to $414.7 million in the six months of fiscal 2002 from $597.8 million in the six months of fiscal 2001. The Company's average product sales prices decreased 25% to $30.96 per barrel for the first six months of fiscal 2002 from $41.19 per barrel for the first six months of fiscal 2001. Total product sales averaged 73,500 BPD for the six months ended January 2002, a decrease of 7% from the six months ended January 2001.

         The decrease in cost of sales for the six months ended January 31, 2002 as compared to the prior year's six-month period reflected lower costs for purchased crude oil. Production of refined products was reduced during the six months ended January 31, 2002 as a result of two planned maintenance turnarounds. In August 2001, maintenance was performed on the Artesia crude distillation unit. In late November and December 2001, a 29-day extended maintenance turnaround that involved a number of process units at the Artesia and Lovington facilities was performed. Operating expenses decreased 4%, to $48.0 million for the first six months of fiscal 2002 from $50.2 million for the first six months of fiscal 2001, principally as a result of lower costs for purchased utilities.

         Lower general and administrative expenses in the first six months of fiscal 2002 were due to decreased costs associated with legal proceedings and decreased compensation expense. Other income improved in the second quarter of fiscal 2002, as compared to the prior year's fiscal quarter, as the Company realized additional revenues from the Company's share of earnings in an asphalt joint venture formed in July 2000 with a subsidiary of Koch Industries, Inc. In the first quarter of fiscal 2002, the Company also realized a $1.5 million gain on the sale of marketable equity securities held for investment.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $17.6 million to $48.3 million during the six months ended January 31, 2002. The negative cash flow from operating activities, combined with cash required for investing activities, scheduled debt repayment and dividends paid resulted in the cash decrease. Working capital increased during the six months ended January 31, 2002 by $2.9 million to $60.7 million.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         In April 2001, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement. The expiration date of the Credit Agreement will be October 10, 2003 if there is a satisfactory resolution in the Longhorn Partners Pipeline lawsuit prior to October 10, 2002 and the expiration date will be October 10, 2002 if there is not such a satisfactory resolution by that date. Under the current agreement, the Company has access to $90 million of commitments for both revolving credit loans and letters of credit. Up to $45 million of this facility may be used for revolving credit loans. At January 31, 2002, the Company had letters of credit for $5.5 million outstanding under the facility and had no borrowings outstanding under the facility.

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases are expected to be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. An amendment to the Company's Credit Agreement was made to allow for the repurchases. As of January 31, 2002, 8,600 shares had been repurchased for approximately $160,000. The Company believes its internally generated cash flow, along with its Credit Agreement, provides sufficient resources to fund planned capital projects, scheduled repayments of the Senior Notes, planned stock repurchases, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs.

         In May 2000, the Company began implementing a cost reduction and production efficiency program. By July 31, 2002, approximately $20 million of annual pre-tax improvements should be in place. The cost reduction and production efficiency program included productivity enhancements and a reduction in workforce. As part of the implementation of cost reductions, the Company offered a voluntary early retirement program to eligible employees under which 55 employees retired in fiscal 2001. The pre-tax cost of the voluntary early retirement program was $6.8 million and was reflected in the Company's earnings for the quarter ended July 31, 2000. Estimated capital expenditures of approximately $8 million were included in the capital budgets for fiscal 2001 and 2002 to effectuate some of the production improvements.

Cash Flows from Operating Activities

         Cash flows used in operating activities for the first six months of fiscal 2002 were $6.5 million. For the comparable six month period of fiscal 2001, cash provided by operating activities was $50.1 million. The $56.6 million decrease in cash provided by operations for the first six months of fiscal 2002 as compared to the first six months of fiscal 2001 was primarily the result of a $13.2 million decrease in net income, a $12.9 million increase in expenditures on turnarounds and the effect of changes in working capital. In the first six months of fiscal 2002, changes in working capital used $20.3 million as compared to fiscal 2001 when changes in working capital in the comparable period provided $5.7 million. In the second quarter of fiscal 2002, $12.3 million of required estimated income tax payments were made and inventories increased by $9 million.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Cash Flows from Financing Activities

         Cash flows used for financing activities were $10.3 million in the six months ended January 2002, as compared to $11.4 million in the same period of the prior year. Cash flows used for financing activities in the six months of both fiscal years consisted principally of $3.1 million and $2.7 million respectively of dividends paid to shareholders and, in each six month period, repayment of $8.6 million of the Company's fixed rate term debt. In the first six months of fiscal 2002, the Company received cash of $1.5 million from the issuance of common stock upon exercise of options. The Company has not made any bank borrowings during the current fiscal year. The next principal payment of $8.6 million on the Company's Senior Notes is due in December 2002.

Cash Flows Used for Investing Activities

         Cash flows used for investing activities were $0.8 million for the first six months of fiscal 2002, as compared to $13.8 million for the same period of the 2001 fiscal year. Cash expenditures on capital projects in the first six months of the current and prior fiscal years were $12.7 million and $14.9 million respectively. The Company's net cash flow used for investing activities was reduced during the first six months of fiscal 2002 by a $1.9 million distribution to the Company from the Rio Grande Pipeline joint venture, a $5.5 million distribution to the Company from the asphalt joint venture and by $4.5 million of proceeds from the sale of marketable equity securities held for investment.

         In recent years, the Company has invested significant amounts in capital expenditures to enhance the Navajo Refinery and expand its supply and distributions network. For the 2002 fiscal year, the capital budget of Navajo Refinery, including its supply and distribution network, totals approximately $34 million. The components of this budget are $10 million for refinery improvements, $20 million for costs to complete the hydrotreater project described below, and $4 million for refinery-related pipeline and transportation projects. In addition to these projects, the Company plans to expend in the 2002 fiscal year approximately $10 million on projects, principally for refinery improvements, that were approved in previous capital budgets.

         In December 2001, the Company received the necessary permitting for the construction of a new gas oil hydrotreating unit at Navajo's Artesia, New Mexico refining facility. In November 1997, a hydrotreating unit was purchased from a closed refinery. The purchase gave the Company the ability to reconstruct the unit at a substantial savings relative to the purchase cost of a new unit. The hydrotreater will enhance higher value light products yields and expand the Company's ability to meet California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in the latter part of 2000, and to meet the recently proposed EPA nationwide Low-Sulfur Gasoline requirements scheduled to become effective in 2004. Based on the current configuration of the Navajo Refinery, the Company can

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


supply current sales volumes for the Phoenix market under the CARB standards prior to completion of the hydrotreater. Additionally, in fiscal 2001, the Company completed the construction of a new sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will recover additional extracted sulfur when the hydrotreater is completed.

         In December 2001, the Company also received the necessary permitting to expand the crude refining capacity at the Artesia facility from 60,000 BPD to 70,000 BPD. Contemporaneous with completion of the hydrotreater project, the refinery will be making necessary modifications to several processing units that will increase crude oil refining capacity. The total cost of the gas oil hydrotreater project and the expansion of the Navajo Refinery to 70,000 BPD is currently estimated to be approximately $48 million, including approximately $15 million that has already been spent on engineering and the purchase and relocation of equipment. The Company currently expects that the hydrotreater project and the first phase of the expansion will be completed by the end of 2003. Certain additional permits will be required to implement needed modifications at the Company's Lovington refinery which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility would also be completed by the end of 2003. The permits received would also permit a second phase expansion of Navajo's crude oil capacity from 70,000 to 80,000 BPD but a schedule for such additional expansion has not been determined.

         The Company has leased from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chavez County to San Juan County, New Mexico (the "Leased Pipeline"). The Company has completed a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield, New Mexico, which is located in the northwest corner of New Mexico, and in Moriarty, which is 40 miles east of Albuquerque. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began in the last months of calendar 1999. In December 2001, the Company completed its expansion of the Moriarty terminal and its pumping capacity on the Leased Pipeline. The terminal expansion included the addition of gasoline and jet fuel to the existing diesel fuel delivery capabilities, thus permitting the Company to provide a full slate of light products to the growing Albuquerque and Santa Fe, New Mexico areas. The enhanced pumping capabilities on the Company's pipeline extending from the Artesia refinery through Moriarty to Bloomfield will permit the Company to deliver a total of over 45,000 BPD of light products to these locations. If needed, the addition of pump stations could further increase the pipeline's capabilities in the future.

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

         The Longhorn Pipeline is not currently operating because of a federal court injunction in August 1998 and a settlement agreement, accompanied by an agreed court order, in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. Additionally, the Longhorn Pipeline is not operating because it lacks valid easements from the Texas General Land Office for crossing certain stream and river beds and state-owned lands; the Texas Land Commissioner has indicated that these easements will not be granted until he is satisfied that the pipeline meets safety and other standards.

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


2001, one of the intervenor plaintiffs in the federal court lawsuit, the Lower Colorado River Authority ("LCRA"), entered into a settlement agreement with Longhorn Partners under the terms of which Longhorn Partners agreed to implement specified additional mitigation measures relating to water supplies in certain areas of Central Texas and the LCRA agreed to dismiss with prejudice its participation as an intervenor in the federal court lawsuit; dismissal of the LCRA's claims pursuant to this settlement was approved by the federal court in March 2002. In December 2001, Longhorn Partners began construction on certain pipeline improvements in the Austin, Texas area prior to a ruling by the federal court on the pending legal challenges to the Final EA. At the date of this report, it is not possible to predict the outcome of legal challenges to the Longhorn Pipeline.

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

         During the quarter ended April 30, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 to May 2002. At January 31, 2002, the Company has contracts outstanding for natural gas hedges of approximately 0.4 million MMBtu, relating to approximately 50% of the forecasted natural gas purchases for the Navajo Refinery. The price swaps and collar options effectively established minimum and maximum prices to be paid for the portion of natural gas hedged of $5.29 and $5.63 per MMBtu, respectively. The values of the outstanding hedges were marked to the current fair value as of January 31, 2002 and the accumulated loss included in comprehensive income is $1.38 million. Gains (losses) on the natural gas hedges will be reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impact earnings.

         At January 31, 2002, the Company had outstanding unsecured debt of $34.3 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed; the average maturity is approximately two years and such debt represent less than 15% of the Company's total capitalization. As the interest rates on the Company's bank borrowings, if any, under its Credit

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Agreement are reset frequently based on either the bank's daily effective prime rate or the LIBOR rate, interest rate market risk is very low. There were no bank borrowings during fiscal 2001 or for the first six months of fiscal 2002. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A ten percent change in the market interest rate over the next year would also not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are fixed, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would also not materially impact the Company's financial condition, since the average maturity of the Company's long-term debt is approximately two years and such debt represents less than 15% of the Company's total capitalization, and since the Company's borrowings, if any, under the Credit Agreement and cash investments are at short-term market rates.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The Company has not completed evaluating the effects this statement will have on its financial reporting and disclosures.

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

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues.

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

         On December 20, 2001, with the consent of the Company, a Consent Decree (the "Consent Decree") was filed in the United States District Court for the District of New Mexico in the case of United States of America v. Navajo Refining Company, L.P. and Montana Refining Company. The filing of the Consent Decree resulted from negotiations which were initiated by the Company and which began in July 2001 involving representatives of the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a possible global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Consent Decree requires investments by the Company expected to total between $10,000,000 and $20,000,000 over a number of years at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment and requires changes in operational practices at these refineries that go beyond current regulatory requirements to reduce

                                HOLY CORPORATION

emissions. In addition, the Consent Decree provides to the Company and its subsidiaries releases from liability for enforcement actions with respect to a number of possible issues relating to the application of environmental air quality regulations to the Company's refineries. The Consent Decree also provides for payment by the Company of penalties to Federal, New Mexico and Montana regulatory authorities in the total amount of $750,000 and expenditures of approximately $1.5 million for environmentally beneficial projects. As of the date of this report, the Consent Decree has not been entered by the United States District Court for the District of New Mexico but entry of the Consent Decree is expected to occur before the end of March 2002. Entry of the Consent Decree will result in the termination of proceedings concerning a Compliance Order Requiring Compliance and Assessing a Civil Penalty issued by the New Mexico Environment Department in May 2001 relating to alleged violations in the period from 1992 to the present involving the fluid catalytic cracking unit at the Company's Navajo Refinery.

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

                                HOLY CORPORATION



Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits: None.

        (b)    Reports on Form 8-K:

               On December 20, 2001, a Current Report on Form 8-K was filed under Item 5. Other Events, regarding a Clean Air Act agreement reached between the Company and the U.S. Environmental Protection Agency, the New Mexico Environment Department and the Montana Department of Environmental Quality.

               On January 8, 2002, a Current Report on Form 8-K was filed under
               Item 5. Other Events, relating to the receipt of the permits necessary for the construction of a new gas oil hydrotreating unit at the Artesia refinery and relating to a proposed expansion at the Artesia refinery to increase the crude oil refining capacity from 60,000 BPD to 70,000 BPD.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HOLLY CORPORATION
                                   ---------------------------------------------
                                    (Registrant)



Date:  March 8, 2002                By  /s/ Kathryn H. Walker
       ---------------                ------------------------------------------
                                              Kathryn H. Walker
                                              Vice President, Accounting
                                              (Principal Accounting Officer)


                                   By  /s/ Stephen J. McDonnell
                                     -------------------------------------------
                                              Stephen J. McDonnell
                                              Vice President and Chief Financial
                                              Officer
                                              (Principal Financial Officer)