Form 10-Q
period 2002-04-30
HOLLY CORP
filed 2002-06-07
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                       ------

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         75-1056913
    -------------------------------                         --------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          (Identification No.)

   100 Crescent Court, Suite 1600
              Dallas, Texas                                     75201-6927
----------------------------------------                    --------------------
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

15,578,128 shares of Common Stock, par value $.01 per share, were outstanding on June 4, 2002.

                                HOLLY CORPORATION
                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheet - (Unaudited)
          April 30, 2002 and July 31, 2001                                                                 3

      Consolidated Statement of Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 2002 and 2001                                        4

      Consolidated Statement of Cash Flows (Unaudited) -
          Nine Months Ended April 30, 2002 and 2001                                                        5

      Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months and Nine Months Ended April 30, 2002 and 2001                                        6

      Notes to Consolidated Financial Statements (Unaudited)                                               7

   Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       12

   Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                                                         26

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                                              27

   Item 6. Exhibits and Reports on Form 8-K                                                               29

Signatures                                                                                                30


This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Factors Affecting Forward-Looking Statements" on page 12.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                        APRIL 30,       JULY 31,
                                                                                          2002            2001
                                                                                      ------------    ------------
                ASSETS                                                                      (In thousands)
CURRENT ASSETS
   Cash and cash equivalents ......................................................   $     57,550    $     65,840

   Accounts receivable:      Product ..............................................         41,662          50,364
                             Crude oil resales ....................................         87,183          95,710
                                                                                      ------------    ------------
                                                                                           128,845         146,074

   Inventories:              Crude oil and refined products .......................         54,295          42,390
                             Materials and supplies ...............................         10,347          10,092
                             Reserve for lower of cost or market ..................         (2,346)         (2,346)
                                                                                      ------------    ------------
                                                                                            62,296          50,136

   Income taxes  receivable .......................................................          9,582           3,514
   Prepayments and other ..........................................................         21,042          18,566
                                                                                      ------------    ------------
        TOTAL CURRENT ASSETS ......................................................        279,315         284,130

Properties, plants and equipment, at cost .........................................        405,027         384,783
Less accumulated depreciation, depletion and amortization .........................       (214,165)       (200,628)
                                                                                      ------------    ------------
                                                                                           190,862         184,155
Investments in and advances to joint ventures .....................................         14,768          16,303
Other assets ......................................................................          9,925           5,841
                                                                                      ------------    ------------
        TOTAL ASSETS ..............................................................   $    494,870    $    490,429
                                                                                      ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ...............................................................   $    177,438    $    181,182
   Accrued liabilities ............................................................         26,832          31,985
   Income taxes payable ...........................................................             --           4,661
   Current maturities of long-term debt ...........................................          8,571           8,571
                                                                                      ------------    ------------
        TOTAL CURRENT LIABILITIES .................................................        212,841         226,399
Deferred income taxes .............................................................         31,719          28,010
Long-term debt, less current maturities ...........................................         25,714          34,286
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued ....             --              --
   Common stock, $.01 par value - 20,000,000 shares authorized; 16,688,596
     and 16,580,096 shares issued as of April 30, 2002 and July 31, 2001 ..........            167             166
   Additional capital .............................................................         13,073          11,568
   Retained earnings ..............................................................        219,391         198,118
                                                                                      ------------    ------------
                                                                                           232,631         209,852
   Common stock held in treasury, at cost -
     1,108,068 and 1,099,468 shares as of April 30, 2002 and July 31, 2001 ........         (7,953)         (7,793)
   Accumulated other comprehensive loss ...........................................            (82)           (325)
                                                                                      ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY ................................................        224,596         201,734
                                                                                      ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $    494,870    $    490,429
                                                                                      ============    ============



See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited


                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  APRIL 30,                  APRIL 30,
                                                          ------------------------    ------------------------
                                                             2002          2001          2002          2001
                                                          ----------    ----------    ----------    ----------
                                                                  (In thousands, except per share data)
SALES AND OTHER REVENUES ..............................   $  210,327    $  268,190    $  635,028    $  877,293

OPERATING COSTS AND EXPENSES
   Cost of products sold ..............................      165,350       197,239       491,356       676,235
   Operating expenses .................................       23,717        24,276        71,729        74,465
   Selling, general and administrative expenses .......        5,452         5,320        16,110        17,483
   Depreciation, depletion and amortization ...........        6,884         6,632        20,029        19,591
   Exploration expenses, including dry holes ..........          282           329           824         1,162
                                                          ----------    ----------    ----------    ----------
        TOTAL OPERATING COSTS AND EXPENSES ............      201,685       233,796       600,048       788,936
                                                          ----------    ----------    ----------    ----------
INCOME FROM OPERATIONS ................................        8,642        34,394        34,980        88,357

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ...............        1,571           936         6,639         2,911
   Interest income ....................................          217           443         1,264         1,842
   Interest expense ...................................         (622)       (1,188)       (2,320)       (3,966)
   Gain on sale of equity securities ..................           --            --         1,522            --
                                                          ----------    ----------    ----------    ----------
                                                               1,166           191         7,105           787
                                                          ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES ............................        9,808        34,585        42,085        89,144

Income tax provision
   Current ............................................        2,334        13,282        13,624        34,060
   Deferred ...........................................        1,275           414         2,525         1,241
                                                          ----------    ----------    ----------    ----------
                                                               3,609        13,696        16,149        35,301
                                                          ----------    ----------    ----------    ----------
NET INCOME ............................................   $    6,199    $   20,889    $   25,936    $   53,843
                                                          ==========    ==========    ==========    ==========


NET INCOME PER COMMON SHARE - BASIC ...................   $     0.40    $     1.38    $     1.67    $     3.56
                                                          ==========    ==========    ==========    ==========

NET INCOME PER COMMON SHARE - DILUTED .................   $     0.39    $     1.36    $     1.62    $     3.54
                                                          ==========    ==========    ==========    ==========

CASH DIVIDENDS PAID PER COMMON SHARE ..................   $     0.10    $     0.09    $     0.30    $     0.27
                                                          ==========    ==========    ==========    ==========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ..............................................       15,581        15,124        15,549        15,108
   Diluted ............................................       16,016        15,334        15,981        15,198

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


                                                                       NINE MONTHS ENDED
                                                                            APRIL 30,
                                                                    ------------------------
                                                                       2002          2001
                                                                    ----------    ----------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...................................................   $   25,936    $   53,843
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization .................       20,029        19,591
       Deferred income taxes ....................................        2,525         1,241
       Dry hole costs and leasehold impairment ..................           --           405
       Equity in earnings of joint ventures .....................       (6,639)       (2,911)
       (Increase) decrease in current assets
         Accounts receivable ....................................       16,657        47,813
         Inventories ............................................      (12,160)       (8,068)
         Income taxes receivable ................................       (6,068)           --
         Prepayments and other ..................................       (2,391)          (12)
       Increase (decrease) in current liabilities
         Accounts payable .......................................       (3,744)      (44,499)
         Accrued liabilities ....................................       (3,225)        4,450
         Income taxes payable ...................................       (4,661)         (236)
       Turnaround expenditures ..................................      (13,957)       (3,194)
       Other, net ...............................................       (1,097)           35
                                                                    ----------    ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ...............       11,205        68,458

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt ....................................       (8,572)       (8,571)
   Debt issuance costs ..........................................           --          (829)
   Issuance of common stock upon exercise of options ............        1,506         1,818
   Purchase of treasury stock ...................................         (160)           --
   Cash dividends ...............................................       (4,663)       (4,077)
                                                                    ----------    ----------
        NET CASH USED FOR FINANCING ACTIVITIES ..................      (11,889)      (11,659)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ................      (20,816)      (20,984)
   Investments and advances to joint ventures ...................           --        (1,799)
   Proceeds from sale of partial interest in joint venture ......          460            --
   Distributions from joint ventures ............................        8,250         1,100
   Proceeds from sale of marketable equity securities ...........        4,500            --
                                                                    ----------    ----------
        NET CASH USED FOR INVESTING ACTIVITIES ..................       (7,606)      (21,683)
                                                                    ----------    ----------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE PERIOD ...........................       (8,290)       35,116
   Beginning of year ............................................       65,840         3,628
                                                                    ----------    ----------
   END OF PERIOD ................................................   $   57,550    $   38,744
                                                                    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ................................................   $    2,303    $    3,433
        Income taxes ............................................   $   23,958    $   33,764

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited


                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    APRIL 30,               APRIL 30,
                                                               -------------------    --------------------
                                                                 2002       2001        2002        2001
                                                               --------   --------    --------    --------
                                                                             (In thousands)
NET INCOME .................................................   $  6,199   $ 20,889    $ 25,936    $ 53,843
Other comprehensive income (loss)
   Unrealized loss on securities available for sale ........         --         71          --      (1,901)
   Reclassification adjustment to net income on sale of
      equity securities ....................................         --         --      (1,522)         --
   Derivative instruments qualifying as cash flow
      hedging instruments
          Change in fair value of derivative instruments ...        218       (386)     (1,188)       (386)
          Reclassification adjustment into net income ......      1,029        147       3,116         147
                                                               --------   --------    --------    --------
   Total income (loss) on cash flow hedges .................      1,247       (239)      1,928        (239)
                                                               --------   --------    --------    --------
   Other comprehensive income (loss) before income taxes ...      1,247       (168)        406      (2,140)
   Income tax expense (benefit) ............................        488        (67)        163        (853)
                                                               --------   --------    --------    --------
Other comprehensive income (loss) ..........................        759       (101)        243      (1,287)
                                                               --------   --------    --------    --------
TOTAL COMPREHENSIVE INCOME .................................   $  6,958   $ 20,788    $ 26,179    $ 52,556
                                                               ========   ========    ========    ========


See accompanying notes.

                                HOLLY CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 2002, the consolidated results of operations and comprehensive income for the three months and nine months ended April 30, 2002 and 2001, and consolidated cash flows for the nine months ended April 30, 2002 and 2001.

        Certain notes and other information have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 2002 are not necessarily indicative of the results to be expected for the full year.

Note B - New Accounting Pronouncements

        In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. Although the detailed evaluations required under SFAS 142 have not been fully completed, the Company believes that this statement will have no material effect on its financial reporting and disclosures.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company continues to evaluate the effects this statement will have on its financial reporting and disclosures.

        In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment

                                HOLLY CORPORATION


of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company continues to evaluate the effects this statement will have on its financial reporting and disclosures.

        The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of April 30, 2002, the Company had approximately $17.0 million of deferred maintenance costs which are being amortized to expense at a rate of approximately $698,000 per month. If the proposed Statement of Position is adopted in its current form, any unamortized balance of the deferred maintenance costs as of the date of adoption would be written off.

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

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                     APRIL 30,            APRIL 30,
                                                               -------------------   -------------------
                                                                 2002       2001       2002       2001
                                                               --------   --------   --------   --------
                                                                   (In thousands, except share data)
Net income .................................................   $  6,199   $ 20,889   $ 25,936   $ 53,843

Average number of shares of common stock outstanding .......     15,581     15,124     15,549     15,108
Effect of dilutive stock options ...........................        435        210        432         90
                                                               --------   --------   --------   --------
Average number of shares of common stock
        outstanding assuming dilution ......................     16,016     15,334     15,981     15,198
                                                               ========   ========   ========   ========


Income per share - basic ...................................   $   0.40   $   1.38   $   1.67   $   3.56
                                                               ========   ========   ========   ========

Income per share - diluted .................................   $   0.39   $   1.36   $   1.62   $   3.54
                                                               ========   ========   ========   ========


Note D - Stockholders' Equity

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases are expected to be made from time to time in

                                HOLLY CORPORATION


open market purchases or privately negotiated transactions, subject to price and availability. The repurchases will be financed with currently available corporate funds. An amendment to the Company's Credit Agreement was made to allow for the repurchases. During the nine months ended April 30, 2002, the Company repurchased 8,600 shares at a cost of approximately $160,000. During the month of May 2002, the Company repurchased an additional 15,400 shares at a cost of approximately $233,000.


Note E - Derivative Instruments and Hedging Activities


        In fiscal 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 through May 2002. These transactions were designated as cash flow hedges of forecasted purchases. As of July 31, 2001, approximately $2.1 million of losses were recorded to comprehensive income as the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133. During the nine months ended April 30, 2002, the Company recorded net adjustments of $1.9 million, which are reflected as total income on cash flow hedges in the comprehensive income statement for the nine months ended April 30, 2002. Included in these net adjustments during the period are actual losses of approximately $3.1 million, which were reclassified from accumulated other comprehensive loss to operating expenses as transactions occurred under the swap and collar option arrangements.


Note F - Segment Information

        The Company has two major business segments: Refining and Pipeline Transportation. The Refining segment is engaged in the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes the Company's Navajo Refinery and Montana Refinery. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes the equity earnings from the Company's 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The Pipeline Transportation segment includes approximately 1,000 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. The Pipeline Transportation segment also includes the equity earnings from the Company's 25% interest in Rio Grande Pipeline Company, which provides petroleum products transportation. Operations of the Company that are not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas

                                HOLLY CORPORATION


exploration and production program, and a small equity investment in retail gasoline stations and convenience stores.

        The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended July 31, 2001. The Company's reportable segments are strategic business units that offer different products and services.

                                                                         TOTAL FOR
                                                           PIPELINE      REPORTABLE   CORPORATE     CONSOLIDATED
                                            REFINING    TRANSPORTATION    SEGMENTS     & OTHER         TOTAL
                                           ----------   --------------   ----------   ----------    ------------
                                                                        (In thousands)
THREE MONTHS ENDED APRIL 30, 2002
  Sales and other revenues .............   $  205,692   $        4,294   $  209,986   $      341    $    210,327
  EBITDA(1) ............................   $   15,758   $        3,526   $   19,284   $   (2,187)   $     17,097
  Income (loss) from operations ........   $    8,409   $        2,593   $   11,002   $   (2,360)   $      8,642
  Income (loss) before income taxes ....   $    9,339   $        3,199   $   12,538   $   (2,730)   $      9,808

THREE MONTHS ENDED APRIL 30, 2001
  Sales and other revenues .............   $  262,778   $        4,457   $  267,235   $      955    $    268,190
  EBITDA(1) ............................   $   39,923   $        3,328   $   43,251   $   (1,289)   $     41,962
  Income (loss) from operations ........   $   33,237   $        2,570   $   35,807   $   (1,413)   $     34,394
  Income (loss) before income taxes ....   $   33,655   $        2,955   $   36,610   $   (2,025)   $     34,585


NINE MONTHS ENDED APRIL 30, 2002
  Sales and other revenues .............   $  620,367   $       13,395   $  633,762   $    1,266    $    635,028
  EBITDA(1) ............................   $   57,973   $        9,853   $   67,826   $   (4,656)   $     63,170
  Income (loss) from operations ........   $   34,146   $        7,579   $   41,725   $   (6,745)   $     34,980
  Income (loss) before income taxes ....   $   39,342   $        8,816   $   48,158   $   (6,073)   $     42,085

NINE MONTHS ENDED APRIL 30, 2001
  Sales and other revenues .............   $  860,525   $       14,006   $  874,531   $    2,762    $    877,293
  EBITDA(1) ............................   $  105,510   $       10,686   $  116,196   $   (5,337)   $    110,859
  Income (loss) from operations ........   $   85,922   $        8,224   $   94,146   $   (5,789)   $     88,357
  Income (loss) before income taxes ....   $   86,894   $        9,560   $   96,454   $   (7,310)   $     89,144

(1) Earnings Before Interest, Taxes, Depreciation and Amortization.


Note G - Contingencies

        In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners

                                HOLLY CORPORATION


Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for an Environmental Assessment of the Longhorn Pipeline. On April 10, 2002, the state district court in El Paso denied the Company's motion for summary judgment which had been pending for more than a year and which sought a court ruling that would have terminated the litigation. At the end of April 2002, the Company filed an appeal seeking review by the state appeals court in El Paso of the district court's denial of summary judgment. Briefs on issues raised in this appeal, including whether the appeals court has jurisdiction to consider this appeal, are currently in the process of being filed by the parties with the court of appeals. As of the date of this report, no action has been taken by the court of appeals with respect to the Company's appeal. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously in the state appeals court and, to the extent necessary, in further proceedings in the state trial court. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

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

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  APRIL 30,                  APRIL 30,
                                                          ------------------------    ------------------------
                                                             2002          2001          2002          2001
                                                          ----------    ----------    ----------    ----------
                                                                    (In thousands, except share data)
Sales and other revenues ..............................   $  210,327    $  268,190    $  635,028    $  877,293

Operating costs and expenses
   Cost of products sold ..............................      165,350       197,239       491,356       676,235
   Operating expenses .................................       23,717        24,276        71,729        74,465
   Selling, general and administrative expenses .......        5,452         5,320        16,110        17,483
   Depreciation, depletion and amortization ...........        6,884         6,632        20,029        19,591
   Exploration expenses, including dry holes ..........          282           329           824         1,162
                                                          ----------    ----------    ----------    ----------
        Total operating costs and expenses ............      201,685       233,796       600,048       788,936
                                                          ----------    ----------    ----------    ----------
Income from operations ................................        8,642        34,394        34,980        88,357

Other income (expense)
   Equity in earnings of joint ventures ...............        1,571           936         6,639         2,911
   Interest expense, net ..............................         (405)         (745)       (1,056)       (2,124)
   Gain on sale of equity securities ..................           --            --         1,522            --
                                                          ----------    ----------    ----------    ----------
                                                               1,166           191         7,105           787
                                                          ----------    ----------    ----------    ----------
Income before income taxes ............................        9,808        34,585        42,085        89,144
Income tax provision ..................................        3,609        13,696        16,149        35,301
                                                          ----------    ----------    ----------    ----------
Net income ............................................   $    6,199    $   20,889    $   25,936    $   53,843
                                                          ==========    ==========    ==========    ==========


Net income per common share - basic(1) ................   $     0.40    $     1.38    $     1.67    $     3.56

Net income per common share - diluted(1) ..............   $     0.39    $     1.36    $     1.62    $     3.54

Average number of common shares outstanding(1):
   Basic ..............................................       15,581        15,124        15,549        15,108
   Diluted ............................................       16,016        15,334        15,981        15,198

Sales and other revenues(2)
   Refining ...........................................   $  205,692    $  262,778    $  620,367    $  860,525
   Pipeline Transportation ............................        4,294         4,457        13,395        14,006
   Corporate and Other ................................          341           955         1,266         2,762
                                                          ----------    ----------    ----------    ----------
   Consolidated .......................................   $  210,327    $  268,190    $  635,028    $  877,293
                                                          ==========    ==========    ==========    ==========

Income (loss) from operations(2)
   Refining ...........................................   $    8,409    $   33,237    $   34,146    $   85,922
   Pipeline Transportation ............................        2,593         2,570         7,579         8,224
   Corporate and Other ................................       (2,360)       (1,413)       (6,745)       (5,789)
                                                          ----------    ----------    ----------    ----------
   Consolidated .......................................   $    8,642    $   34,394    $   34,980    $   88,357
                                                          ==========    ==========    ==========    ==========

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


REFINING SEGMENT OPERATING DATA (Unaudited)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   APRIL 30,                  APRIL 30,
                                           ------------------------    ------------------------
                                              2002          2001          2002          2001
                                           ----------    ----------    ----------    ----------
Crude charge (BPD)(1) ..................       63,000        59,700        58,000        65,000

Average per barrel(2)
  Refinery margin ......................   $     6.45    $    11.71    $     7.17    $     9.68
  Cash operating costs(3) ..............         4.70          4.67          4.99          4.23
                                           ----------    ----------    ----------    ----------
  Net cash operating margin ............   $     1.75    $     7.04    $     2.18    $     5.45
                                           ==========    ==========    ==========    ==========

Sales of produced refined products
  Gasolines ............................         58.2%         58.7%         56.3%         56.7%
  Diesel fuels .........................         21.4          22.1          21.2          22.7
  Jet fuels ............................         10.2          10.7          10.5          10.5
  Asphalt ..............................          6.1           4.8           8.3           6.7
  LPG and other ........................          4.1           3.7           3.7           3.4
                                           ----------    ----------    ----------    ----------
       Total ...........................        100.0%        100.0%        100.0%        100.0%
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

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2002 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2001

SUMMARY

        Net income for the three months ended April 30, 2002 was $6.2 million ($.40 per basic and $.39 per diluted share) compared to net income of $20.9 million ($1.38 per basic and $1.36 per diluted share) for the three months ended April 30, 2001. For the nine months ended April 30, 2002, net income was $25.9 million ($1.67 per basic share or $1.62 per diluted share) compared to $53.8 million ($3.56 per basic and $3.54 diluted share) for the nine months ended April 30, 2001. Weak market conditions resulted in the lower refinery margins for the second and third quarters of fiscal 2002, particularly when compared to the comparable periods in fiscal 2001 when the refining industry and the Company experienced significantly higher than normal refinery margins. For the nine months ending April 30, 2002, compared to the prior year period, earnings were also lower as a result of reduced refined product sales volumes due to a major maintenance turnaround at the Artesia and Lovington facilities during the second quarter of fiscal 2002. Since the end of the third quarter of 2002, weak market conditions continue to dampen refinery margins. The Company continues in its efforts to optimize its refinery processes and to control costs.

THREE MONTHS ENDED APRIL 30, 2002 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2001

         For the third quarter of fiscal 2002, net income was $6.2 million. During the quarter, the Company, and the refining industry, saw significant declines in refining margins, when compared to the very favorable refining margins that resulted in net income of $20.9 million for the third quarter of fiscal 2001.

         Revenues from the sale of refined products decreased 21.7% ($57.1 million) to $205.7 million in the third quarter of fiscal 2002 from $262.8 million in the third quarter of fiscal 2001 primarily as a result of lower sales prices. The Company's average product sales prices decreased to $30.26 per barrel in the third quarter of fiscal 2002 from $40.19 per barrel in the third quarter of fiscal 2001.

         Cost of sales for the third quarter of fiscal 2002 declined 16.2% ($31.8 million) to $165.4 million from $197.2 million for the third quarter of fiscal 2001 reflecting lower costs for purchased crude oil. Operating costs, selling and administrative costs and exploration costs remained relatively unchanged from the third quarter of 2002 compared to the third quarter of 2001.

         Other income improved by $1 million in the third quarter of fiscal 2002, as compared to the prior year's fiscal quarter, as the Company realized additional income from the Company's share of earnings in NK Asphalt Partners, an asphalt joint venture formed in July 2000 with a subsidiary of Koch Industries, Inc., and from the Company's share of earnings from the Rio Grande Pipeline Company joint venture.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


NINE MONTHS ENDED APRIL 30, 2002 COMPARED WITH NINE MONTHS ENDED APRIL 30, 2001

        Net income for the nine months ended April 30, 2002 was $25.9 million compared to $53.8 million for the nine months ended April 30, 2001. Although the Company's refinery margins in the first quarter of fiscal 2002 were only slightly lower than the margins in the first quarter of fiscal 2001, the margins in the second and third quarters of fiscal 2002 declined significantly compared to the second and third quarters of fiscal 2001.

        Revenues from the sale of refined products decreased 27.9% ($240.1 million) to $620.4 million in the first nine months of fiscal 2002 from $860.5 million in the first nine months of fiscal 2001 primarily due to lower product sales prices. The Company's average product sales prices decreased to $30.43 per barrel for the nine months of fiscal 2002 from $40.94 per barrel for the first nine months of fiscal 2001. Revenues were also lower due to the 7% decrease in total volume of produced products sold. For the first nine months ended April 2002, the average total volume of produced products sold was 64,500 BPD as compared to 69,000 BPD for the first nine months ended April 2001.

        Cost of sales decreased 27.3% ($184.9 million) to $491.4 million for the nine months ended April 30, 2002 compared to $676.2 million for the prior year's nine-month period due to lower costs for purchased crude oil. Production of refined products was reduced during the nine months ended April 30, 2002 as a result of two planned maintenance turnarounds. In August 2001, maintenance was performed on the Artesia crude distillation unit. In late November and December 2001, a 29-day extended maintenance turnaround that involved a number of process units at the Artesia and Lovington facilities was performed.

        Operating expenses decreased 3.6%, to $71.7 million for the first nine months of fiscal 2002 from $74.4 million for the first nine months of fiscal 2001, principally as a result of lower costs for purchased utilities. A lower level of general and administrative expenses in the first nine months of fiscal 2002 as compared to fiscal 2001 was due to decreased costs associated with legal proceedings and decreased compensation expense.

        Other income improved in the first nine months of fiscal 2002, as compared to the first nine months of fiscal 2001, as the Company realized additional income from the Company's share of earnings in NK Asphalt Partners. In the first quarter of fiscal 2002, the Company also realized a $1.5 million gain on the sale of marketable equity securities held for investment.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $8.3 million to $57.6 million during the nine months ended April 30, 2002. The cash flow generated from operations of $11.2 million was less than the cash required for investing activities, scheduled debt repayment and dividends paid. Working capital increased during the nine months ended April 30, 2002 by $8.7 million to $66.5 million.

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases are expected to be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. An amendment to the Company's Credit Agreement was made to allow for the repurchases. In the nine months ended April 30, 2002, 8,600 shares had been repurchased for approximately $160,000. In May 2002, an additional 15,400 shares were repurchased for approximately $233,000.

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

         In December 2001, an agreement was reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Consent Decree implementing this agreement requires investments by the Company expected to total between $10 million and $20 million over a number of years at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment. See Part II "Other Information", Item 1, "Legal Proceedings" for additional information.

         In April 2001, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement. The expiration date of the Credit Agreement will be October 10, 2003 if there is a satisfactory resolution in the Longhorn Partners Pipeline lawsuit prior to October 10, 2002 and the expiration date will be October 10, 2002 if there is not such a satisfactory resolution by that date. The Company is currently in discussions with its lenders to further extend the Revolving Credit Agreement in the event there is not a satisfactory resolution in the Longhorn Partners Pipeline lawsuit prior to October 10, 2002, and believes, based on available information to date, that it will be successful in doing so on terms and conditions not materially different from its existing Agreement, though no assurances can be made in this regard. Under the current agreement, the Company has access

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


to $90 million of commitments for both revolving credit loans and letters of credit. Up to $45 million of this facility may be used for revolving credit loans. At April 30, 2002, the Company had letters of credit for $12.1 million outstanding under the facility and had no borrowings outstanding under the facility.

         The Company believes that its current cash balances and internally generated cash flows, along with its Credit Agreement and any required extension, provide sufficient resources to fund planned capital projects, scheduled repayments of the Senior Notes, planned stock repurchases, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs.

Cash Flows from Operating Activities

         Cash flows provided by operating activities for the first nine months of fiscal 2002 were $11.2 million. For the comparable nine month period of fiscal 2001, cash provided by operating activities was $68.5 million. The $57.3 million decrease in cash provided by operations for the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001 was primarily the result of a $27.9 million decrease in net income, a $10.8 million increase in expenditures on turnarounds and changes in working capital items. In the first nine months of fiscal 2002, changes in working capital used $15.6 million as compared to fiscal 2001 when changes in working capital used $0.6 million. In the nine months ended April 20, 2002, $24.0 million of estimated income tax payments were made.

Cash Flows from Financing Activities

         Cash flows used for financing activities were $11.9 million in the nine months ended April 2002, as compared to $11.7 million in the same period of the prior year. Cash flows used for financing activities in the first nine months of both fiscal years consisted principally of $4.7 million and $4.1 million respectively of dividends paid to shareholders and, in each nine month period, repayment of $8.6 million of the Company's fixed rate term debt. In the first nine months of fiscal 2002 and fiscal 2001, the Company received cash of $1.5 million and $1.8 million respectively from the issuance of common stock upon exercise of options. The Company has not made any bank borrowings during the current fiscal year. The next principal payment of $8.6 million on the Company's Senior Notes is due in December 2002.

Cash Flows Used for Investing Activities

         Net cash flow used for investing activities was $7.6 million for the first nine months of fiscal 2002, as compared to $21.7 million for the same period of the 2001 fiscal year. Cash expenditures on capital projects in the first nine months of the current and prior fiscal years were $20.8 million and $21 million respectively. The Company's net cash flow used for investing activities was reduced during the first nine months of fiscal 2002 by a $2.8 million distribution to

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


the Company from the Rio Grande Pipeline joint venture, a $5.5 million distribution to the Company from NK Asphalt Partners and by $4.5 million of proceeds from the sale of marketable equity securities held for investment. Proceeds of $460,000 were received for the sale to the other partner of a 1% equity interest in NK Asphalt Partners.

         In recent years, the Company has invested significant amounts in capital expenditures to enhance the Navajo Refinery and expand its supply and distributions network. For the 2002 fiscal year, the capital budget of Navajo Refinery, including its supply and distribution network, totals approximately $34.0 million. The components of this budget are $10.0 million for refinery improvements, $20.0 million for costs to complete the hydrotreater project described below, and $4.0 million for refinery-related pipeline and transportation projects. In addition to these projects, the Company plans to expend in the 2002 fiscal year approximately $10.0 million on projects, principally for refinery improvements, that were approved in previous capital budgets.

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

         The total costs of the gas oil hydrotreater project and the expansion of the Navajo Refinery to 70,000 BPD are currently estimated to be approximately $48.0 million, including approximately $16.0 million that has already been spent on engineering and the purchase and relocation of equipment. The Company currently expects that the hydrotreater project and the first phase of the expansion will be completed by the end of 2003. Certain additional permits will be required to implement needed modifications at the Company's Lovington refinery which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility would also be completed by the end of 2003. The permits received would also permit a second phase expansion of Navajo's crude oil capacity from 70,000 to 80,000 BPD but a schedule for such additional expansion has not been determined.

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

         The proposed Longhorn Pipeline is an additional potential source of pipeline transportation of refined products from Gulf Coast refineries to El Paso. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is a Delaware limited partnership that includes affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso and West Texas, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and heavily populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area.

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

         The March 1999 settlement agreement in the federal lawsuit that resulted in the injunction against operation of the Longhorn Pipeline required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A final Environmental Assessment (the "Final EA") on the Longhorn Pipeline was released in November 2000. The Final EA is accompanied by a Finding of No Significant Impact that is conditioned on the implementation by Longhorn Partners of a proposed mitigation plan developed by Longhorn Partners which contains 40 mitigation measures, including the replacement of approximately 19 miles of pipe in the Austin area with new thick-walled pipe protected by a concrete barrier. Some elements of the proposed mitigation plan are required to be completed before the Longhorn Pipeline is allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continue. The plaintiffs in the federal court lawsuit that resulted in the Environmental Assessment of the Longhorn Pipeline have challenged the Final EA in further federal court proceedings that began in January 2001. Briefing by the parties on cross motions for summary judgment in these proceedings will be completed by July 1, 2002 under the current schedule set by the court. The plaintiffs argue that the Final EA does not satisfy the requirements of federal environmental law or the requirements of the settlement agreement which required the Environmental Assessment and that a full environmental impact study must be completed before the Longhorn Pipeline could be allowed to operate. The defendants, including Longhorn Partners and federal agencies, argue that the Final EA satisfies all applicable legal requirements and that the Longhorn Pipeline should be allowed to operate as now proposed. In May 2001, one of the intervenor plaintiffs in the federal court lawsuit, the Lower Colorado River Authority ("LCRA"), entered into a settlement agreement with Longhorn Partners under the terms of which Longhorn Partners agreed to implement specified additional mitigation measures relating to water supplies in certain areas of Central Texas and the LCRA agreed to dismiss with prejudice its participation as an intervenor in the federal court lawsuit; dismissal of the LCRA's claims pursuant to this settlement was approved by the federal court in March 2002. In December 2001, Longhorn Partners began construction to implement mitigation measures required under the Final EA and the settlement with the LCRA. According to public statements of Longhorn Partners, it is planning to begin operation of the Longhorn Pipeline in late July or in August 2002. At this point it is not possible to predict the impact on these plans of Longhorn Partners' lack of easements from the Texas General Land Office for the Longhorn Pipeline to cross certain stream and river beds and state-owned lands or the impact on these plans of the pending litigation in the federal court in Austin concerning the validity of the Final EA.

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         If the Longhorn Pipeline is allowed to operate as currently proposed, the substantially lower requirement for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets. Although some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and on-going enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand such a period of lower prices and margins. However, the Company's results of operations could be adversely impacted if the Longhorn Pipeline were allowed to operate as currently proposed. It is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline ultimately will be allowed to operate, nor is it possible to predict the consequences for the Company of the Longhorn Pipeline's operations if they occur.

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

         In fiscal 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 through May 2002. These transactions were designated as cash flow hedges of forecasted purchases. The price swaps and collar options effectively established minimum and maximum prices to be paid for the portion of natural gas hedged of $5.29 and $5.63 per MMBtu, respectively. As of July 31, 2001, approximately $2.1 million of losses were recorded to comprehensive income as the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No.133. During the nine months ended April 30, 2002, the Company recorded net adjustments of $1.9 million, which are reflected as total income on cash hedges in the comprehensive income statement for the nine months ended April 30, 2002. Included in these net adjustments during the period are actual losses of approximately $3.1 million, which were reclassified from accumulated other comprehensive loss to operating expenses as transactions occurred under the swap and collar option arrangements.

         At April 30, 2002, the Company had outstanding unsecured debt of $34.3 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is approximately two years, and such debt represent less than 15% of the Company's total capitalization. As the interest rates on the Company's bank borrowings, if any, under its Credit Agreement are reset frequently based on either the bank's daily effective prime rate or the LIBOR rate, interest rate market risk is very low. There were no bank borrowings during fiscal 2001 or for the first nine months of fiscal 2002. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A ten percent change in the market interest rate over the next year would also not materially impact the Company's earnings or cash flow, as the interest rates on the Company's long-term debt are

                                HOLLY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


fixed, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would also not materially impact the Company's financial condition, since the average maturity of the Company's long-term debt is approximately two years and such debt represents less than 15% of the Company's total capitalization, and since the Company's borrowings, if any, under the Credit Agreement and cash investments are at short-term market rates.

         The Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in the judgment of the Company, do not justify such expenditures. At the current time the Company is not fully insured for terrorism since in the judgment of the Company, premium costs in the current insurance market do not justify such expenditures. Shortly after the events of September 11, 2001, the Company completed a security assessment of its principal facilities. Several security measures identified in the assessment have been implemented and others are in the process of being implemented.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however all goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. Although the detailed evaluations required under SFAS 142 have not been fully completed, the Company believes that this statement will have no material effect on its financial reporting and disclosures.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company continues to evaluate the effects this statement will have on its financial reporting and disclosures.

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

         The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of April 30, 2002, the Company had approximately $17.0 million of deferred maintenance costs which are being amortized to expense at a rate of approximately $698,000 per month. If this proposed Statement of Position is adopted in its current form, any unamortized balance of deferred maintenance costs as of the date of adoption would be written off.

                                HOLLY CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                HOLLY CORPORATION


                           PART II. OTHER INFORMATION

Item 1 Legal Proceedings

         In August 1998, a lawsuit (the "Longhorn Suit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of Exxon Pipeline Company, BP/Amoco Pipeline Company, Williams Pipeline Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the Longhorn Suit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for an Environmental Assessment of the Longhorn Pipeline. On April 10, 2002, the state district court in El Paso denied the Company's motion for summary judgment which had been pending for more than a year and which sought a court ruling that would have terminated the litigation. At the end of April 2002, the Company filed an appeal seeking review by the state appeals court in El Paso of the district court's denial of summary judgment. Briefs on issues raised in this appeal, including whether the appeals court has jurisdiction to consider this appeal, are currently in the process of being filed by the parties with the court of appeals. As of the date of this report, no action has been taken by the court of appeals with respect to the Company's appeal. A motion filed by the Company with the state district court in El Paso to transfer the venue for trial of the case from the El Paso court to another Texas court has been pending since May 2000, and no hearing on this motion is currently scheduled. The Company believes that the Longhorn Suit is wholly without merit and plans to continue to defend itself vigorously in the state appeals court and, to the extent necessary, in further proceedings in the state trial court. The Company also plans to pursue at the appropriate time any affirmative remedies that may be available to it relating to the Longhorn Suit.

         On December 20, 2001, with the consent of the Company, a Consent Decree (the "Consent Decree") was filed in the United States District Court for the District of New Mexico in the case of United States of America v. Navajo Refining Company, L.P. and Montana Refining Company. The filing of the Consent Decree resulted from negotiations which were initiated by the Company and which began in July 2001 involving representatives of the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of

                                HOLLY CORPORATION


Environmental Quality with respect to a possible global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Consent Decree requires investments by the Company expected to total between $10,000,000 and $20,000,000 over a number of years at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment and requires changes in operational practices at these refineries that go beyond current regulatory requirements to reduce emissions. In addition, the Consent Decree provides to the Company and its subsidiaries releases from liability for enforcement actions with respect to a number of possible issues relating to the application of environmental air quality regulations to the Company's refineries. The Consent Decree also provides for payment by the Company of penalties to Federal, New Mexico and Montana regulatory authorities in the total amount of $750,000 and expenditures of approximately $1.5 million for environmentally beneficial projects. The Consent Decree was entered by the United States District Court for the District of New Mexico in March 2002. Entry of the Consent Decree results in the termination of proceedings concerning a Compliance Order Requiring Compliance and Assessing a Civil Penalty issued by the New Mexico Environment Department in May 2001 relating to alleged violations in the period from 1992 to the present involving the fluid catalytic cracking unit at the Company's Navajo Refinery.

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

                                HOLLY CORPORATION


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits: None.

         (b)      Reports on Form 8-K:

                  On April 15, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, reporting that an El Paso, Texas district court had denied the Company's motion for summary judgment in the Longhorn Partners Pipeline, L.P. lawsuit pending against the Company.

                  On April 30, 2002 a Current Report on Form 8-K was filed under
                  Item 5 Other Events, reporting that the Company had filed a notice of appeal from the El Paso, Texas district court's order denying the Company's motion for summary judgment in the Longhorn Partners Pipeline, L.P. lawsuit. The notice seeks a review of that order by the state appeals court in El Paso, Texas.

                                HOLLY CORPORATION


                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOLLY CORPORATION
                                       -----------------------------------------
                                       (Registrant)



Date: June 7, 2002                     By /s/ Kathryn H. Walker
      ------------                        --------------------------------------
                                          Kathryn H. Walker
                                          Vice President, Accounting
                                          (Principal Accounting Officer)


                                       By /s/ Stephen J. McDonnell
                                          --------------------------------------
                                          Stephen J. McDonnell
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial Officer)