Form 10-K
period 2002-07-31
HOLLY CORP
filed 2002-10-11
CIK 48039

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

                     FOR THE FISCAL YEAR ENDED JULY 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On September 30, 2002, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $146,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

15,522,928 shares of Common Stock, par value $.01 per share, were outstanding on September 30, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its annual meeting of stockholders in December 2002, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after July 31, 2002, are incorporated by reference in Part III.

================================================================================

                                TABLE OF CONTENTS

    ITEM                                                                     PAGE
    ----                                                                     ----
                                     PART I

              Forward-Looking Statements...................................    3
    1 & 2.    Business and properties......................................    4
      3.      Legal proceedings............................................   16
      4.      Submission of matters to a vote of security holders..........   17

                                     PART II

      5.      Market for the Registrant's common equity and related
                stockholder matters........................................   19
      6.      Selected financial data......................................   20
      7.      Management's discussion and analysis of financial condition
                and results of operations..................................   21
     7A.      Quantitative and qualitative disclosures about market risk...   34
      8.      Financial statements and supplementary data..................   34
      9.      Changes in and disagreements with accountants on accounting
                and financial disclosure...................................   60

                                    PART III

     10.     Directors and executive officers of the Registrant............   60
     11.     Executive compensation........................................   60
     12.     Security ownership of certain beneficial owners
               and management..............................................   60
     13.     Certain relationships and related transactions................   60

                                     PART IV

     14.     Exhibits, financial statement schedules and reports on
               Form 8-K....................................................   61

Signatures.................................................................   62

Certifications.............................................................   64

Index to exhibits..........................................................   65

                                     PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K, including without limitation those under "Business and Properties" under Items 1 and 2, "Legal Proceedings" under Item 3 and "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K that are referred to above. All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Navajo Refining Company, L.P. ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD"), can process a variety of sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery in Great Falls, Montana ("Montana Refinery"), which can process a variety of sour crude oils and which primarily serves markets in Montana. In conjunction with the refining operations, the Company operates approximately 2,000 miles of pipelines of which 1,400 miles are part of the supply and distribution network for the Company's refineries.

In recent years, the Company has made an effort to develop and expand a pipeline transportation business generating revenues from unaffiliated parties. The pipeline transportation business segment operations include approximately 1,000 miles of pipelines, of which approximately 400 miles are also used as part of the supply and distribution network of the Navajo Refinery. Additionally, the Company owns a 25% interest in Rio Grande Pipeline Company, which provides transportation of liquid petroleum gases ("LPG") to northern Mexico, and a 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. In addition to its refining and pipeline transportation operations, the Company also conducts a small-scale oil and gas exploration and production program and has a small investment in a joint venture conducting a retail gasoline station and convenience store business in Montana.

The Company's operations are currently organized into two business divisions, which are Refining, including the Navajo Refinery and the Montana Refinery and the Company's interest in the NK Asphalt Partners joint venture, and Pipeline Transportation. Operations of the Company that are not included in either the Refining or Pipeline Transportation business divisions include the operations of Holly Corporation, the parent company, as well as oil and gas operations and an investment in a Montana retail gasoline business. The accompanying discussion of the Company's business and properties reflects this organizational structure.

REFINERY OPERATIONS

The Company's refinery operations include the Navajo Refinery and the Montana Refinery.

The following table sets forth certain information about the combined refinery operations of the Company during the last three fiscal years:

                                                             YEARS ENDED JULY 31,
                                                -----------------------------------------------
                                                    2002               2001            2000
                                                ------------       ------------    ------------

Crude charge (BPD)(1) .......................         60,200             64,000          65,300
Refinery production (BPD)(2) ................         66,400             69,600          70,800
Sales of produced refined products (BPD) ....         67,000             69,100          70,400
Sales of refined products (BPD)(3) ..........         76,400             77,000          77,600

Refinery utilization(4) .....................           89.9%(5)           95.5%           97.5%

Average per barrel(6)
  Net sales .................................   $      30.95       $      39.60    $      33.52
  Raw material costs ........................          24.22              29.80           27.89
                                                ------------       ------------    ------------
  Refinery margin ...........................           6.73               9.80            5.63
  Cash operating costs(7) ...................           4.22               4.26            3.72
                                                ------------       ------------    ------------
  Net cash operating margin .................   $       2.51       $       5.54    $       1.91
                                                ============       ============    ============

Sales of produced refined products
  Gasolines .................................           56.3%              56.1%           57.1%
  Diesel fuels ..............................           20.9%              21.8%           21.8%
  Jet fuels .................................           10.6%              10.8%           10.3%
  Asphalt ...................................            8.6%               7.6%            7.3%
  LPG and other .............................            3.6%               3.7%            3.5%
                                                ------------       ------------    ------------
                                                       100.0%             100.0%          100.0%
                                                ============       ============    ============


(1)  Barrels per day of crude oil processed.

(2) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(3) Includes refined products purchased for resale representing 9,400 BPD, 7,900 BPD, and 7,200 BPD, respectively.

(4)  Crude charge divided by total crude capacity of 67,000 BPD.

(5) Refinery utilization rate for fiscal 2002 reflects a 29-day turnaround for major maintenance at the Navajo Refinery in November-December 2001.

(6)  Represents average per barrel amounts for produced refined products sold.

(7) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses relating to refinery operations.

NAVAJO REFINERY

FACILITIES
The crude oil capacity of the Navajo Refinery is 60,000 BPD and it has the ability to process a variety of sour crude oils into high value light products (such as gasoline, diesel fuel and jet fuel).

For the last three fiscal years, sour crude oils have represented approximately 83% of the crude oils processed by the Navajo Refinery. The Navajo Refinery's processing capabilities enable management to vary its crude supply mix to take advantage of changes in raw material prices and to respond to fluctuations in the availability of crude oil supplies. The Navajo Refinery converts approximately 91% of its raw materials throughput into high value light products. For fiscal 2002, gasoline, diesel fuel and jet fuel (excluding volumes purchased for resale) represented 58.2%, 21.6%, and 11.0%, respectively, of Navajo's sales volume.

The following table sets forth certain information about the operations of the Navajo Refinery during the last three fiscal years:

                                                             YEARS ENDED JULY 31,
                                                -----------------------------------------------
                                                    2002               2001            2000
                                                ------------       ------------    ------------

Crude charge (BPD)(1) .......................         53,600             57,800          59,400
Refinery production (BPD)(2) ................         59,400             63,200          64,600
Sales of produced refined products (BPD) ....         59,800             62,600          64,400
Sales of refined products (BPD)(3) ..........         68,900             70,200          71,000

Refinery utilization(4) .....................           89.3%(5)           96.3%           99.0%

Average per barrel(6)
  Net sales .................................   $      31.02       $      39.89    $      33.62
  Raw material costs ........................          24.46              30.17           28.13
                                                ------------       ------------    ------------
  Refinery margin ...........................   $       6.56       $       9.72    $       5.49
                                                ============       ============    ============

(1)  Barrels per day of crude oil processed.

(2) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(3) Includes refined products purchased for resale representing 9,100 BPD, 7,600 BPD, and 6,600 BPD, respectively.

(4)  Crude charge divided by total crude capacity of 60,000 BPD.

(5) Refinery utilization rate for fiscal 2002 reflects a 29-day turnaround for major maintenance in November- December 2001.

(6)  Represents average per barrel amounts for produced refined products sold.

Navajo's Artesia facility is located on a 300-acre site and has fully integrated crude, fluid catalytic cracking ("FCC"), vacuum distillation, alkylation, hydrodesulfurization, isomerization and reforming units, and approximately 1.5 million barrels of feedstock and product tank storage, as well as other supporting units and office buildings at the site. The operating units at the Artesia facility include newly constructed units, older units that have been relocated from other facilities and re-erected in Artesia, and units that have been operating as part of the Artesia facility (with periodic major maintenance) for many years, in some cases since before 1970. The Artesia facilities are operated in conjunction with integrated refining facilities located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at Lovington consists of a crude unit and an associated vacuum unit. The Lovington facility processes crude oil into intermediate products, which are transported to Artesia by means of two Company-owned pipelines, and which are then upgraded into finished products at the Artesia facility.

The Company has approximately 500 miles of crude gathering pipelines transporting crude oil to the Artesia and Lovington facilities from various points in southeastern New Mexico. In addition, the Company operates crude oil gathering systems in West Texas. These systems include approximately 600 miles of pipelines and over 600,000 barrels of tankage and are being used to provide crude oil transportation services to third parties as well as to transport West Texas crude oil that may be exchanged for crude oil used in the Navajo Refinery.

The Company distributes refined products from the Navajo Refinery to its principal markets primarily through two Company-owned pipelines which extend from Artesia to El Paso. In addition, the Company uses a leased pipeline to transport petroleum products to markets in Northwest New Mexico and to Moriarty, New Mexico, near Albuquerque. The Company has product storage at terminals in El Paso, Texas, Tucson, Arizona, and Albuquerque, Artesia, Moriarty and Bloomfield, New Mexico.

Prior to July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, owned and operated an asphalt terminal and blending and modification facility near Phoenix. Navajo Western marketed asphalt produced at the Navajo Refinery and asphalt produced by third parties. In July 2000, Navajo Western and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt manufacturing and marketing assets to NK Asphalt Partners. Effective January 1, 2002, the Company sold a 1% equity interest to the other joint venture partner thereby reducing the Company's equity interest from 50% to 49%. All asphalt produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement.

MARKETS AND COMPETITION
The Navajo Refinery primarily serves the growing southwestern United States market, including El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and the northern Mexico market. The Company's products are shipped by pipeline from El Paso to Albuquerque and from El Paso to Mexico via products pipeline systems owned by Chevron Pipeline Company and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan's SFPP, L.P. ("SFPP"). In addition, the Company began in late 1999 transportation of petroleum products to markets in Northwest New Mexico and to Moriarty, New Mexico, near Albuquerque, via a pipeline from Chaves County to San Juan County, New Mexico, leased by the Company from Mid-America Pipeline Company.

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

THE EL PASO MARKET
Most of the light products of the Company's Navajo Refinery (i.e. products other than asphalt, LPGs and carbon black oil) are currently shipped to El Paso on pipelines owned and operated by the Company. Of the products shipped to El Paso, most are subsequently shipped (either by the Company or by purchasers of the products from the Company) via common carrier pipeline to Tucson and Phoenix, Arizona, Albuquerque, New Mexico and markets in northern Mexico; the remaining products shipped to El Paso are sold to wholesale customers primarily for ultimate retail sale in the El Paso area. The Company expanded its capacity to supply El Paso in 1996 when the Company replaced an 8-inch pipeline from Orla to El Paso, Texas with a new 12-inch line, a portion of which has been leased to Alon USA LP ("Alon"), formerly Fina, Inc., to transport refined products from the Alon refinery in Big Spring, Texas to El Paso.

The El Paso market for refined products is currently supplied by a number of refiners located either in El Paso or that have pipeline access to El Paso. Historically, the Company accounted for approximately 15% of the refined products consumed in the El Paso market. Since 1995, the volume of refined products transported by various suppliers via pipeline to El Paso has substantially expanded, in part as a result of the Company's own 12-inch pipeline expansion described above and primarily as a result of the completion in November 1995 of the Valero Energy Corporation ("Valero" - formerly Ultramar Diamond Shamrock Corporation ("UDS")) 10-inch pipeline running 408 miles from the UDS refinery near Dumas, Texas to El Paso. The capacity of this pipeline (in which ConocoPhillips now has a 1/3 interest) is currently 60,000 BPD after an expansion completed in 1999. In August 2000, UDS (now Valero) announced that it is studying a potential expansion of this pipeline to 80,000 BPD.

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

In 1998, a Texaco, Inc. subsidiary completed a 16-inch refined products pipeline running from the Gulf Coast to Midland, Texas along a northern route (through Corsicana, Texas). This pipeline, now owned by Shell Pipeline Company, LP ("Shell"), is linked to a 6-inch pipeline, also owned by Shell, that is currently being used to transport to El Paso approximately 16,000 to 18,000 BPD of refined products that are produced on the Texas Gulf Coast (this volume replaces a similar volume that had been produced in the Shell Oil Company refinery in Odessa, Texas, which was shut down in 1998). The Shell pipeline from the Gulf Coast to Midland has the potential to be linked to existing or new pipelines running from the Midland, Texas area to El Paso with the result that substantial additional volumes of refined products could be transported from the Gulf Coast to El Paso.

THE PROPOSED LONGHORN PIPELINE
An additional potential source of pipeline transportation from Gulf Coast refineries to El Paso is the proposed Longhorn Pipeline. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is a Delaware limited partnership that includes affiliates of ExxonMobil Pipeline Company, BP Pipeline (North America), Inc., Williams Pipe Line Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and heavily populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area. At the date of this report, the Longhorn Pipeline has not begun operations. The Longhorn Pipeline did not operate in the period from late 1998 through July 2002 because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. Additionally, the Longhorn Pipeline did not operate through July 2002 because it lacked valid easements from the Texas General Land Office for crossing certain stream and river beds and state-owned lands. Since July 2002 the Longhorn Pipeline has not been operating because Longhorn Partners has not completed certain agreed improvement projects and pre-start-up steps.

The March 1999 settlement agreement in the federal lawsuit that resulted in an injunction against operation of the Longhorn Pipeline required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A final Environmental Assessment (the "Final EA") on the Longhorn Pipeline was released in November 2000. The Final EA was accompanied by a Finding of No Significant Impact that was conditioned on the implementation by Longhorn Partners of a proposed mitigation plan developed by Longhorn Partners which contained 40 mitigation measures, including the replacement of approximately 19 miles of pipe in the Austin area with new thick-walled pipe protected by a concrete barrier. Some elements of the proposed mitigation plan were required to be completed before the Longhorn Pipeline would be allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continued. The plaintiffs in the federal court lawsuit that resulted in the Environmental Assessment of the Longhorn Pipeline challenged the Final EA in further federal court proceedings that began in January 2001. One of the intervenor plaintiffs in the federal court lawsuit, the Lower Colorado River Authority ("LCRA"), entered into a settlement agreement with Longhorn Partners in 2001 under the terms of which Longhorn Partners agreed to implement specified additional mitigation measures relating to water supplies in certain areas of Central Texas and the LCRA agreed to dismiss with prejudice its participation as an intervenor in the federal court lawsuit. In July 2002, the federal court in Austin ruled that Longhorn's compliance with the Final EA would suffice under the federal National Environmental Policy Act to allow the Longhorn Pipeline to begin operation. The court also subsequently ruled that the parties that had brought the challenge to the Longhorn Pipeline in federal court were the "prevailing parties" and that therefore Longhorn Partners and the federal government defendants should pay certain costs relating to the federal court litigation. The parties that were plaintiffs in the federal litigation, other than the LCRA, are taking an appeal to the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit") of the district court's ruling on the adequacy of the Final EA. In addition, the Federal Government defendants in the federal court lawsuit are cross-appealing to the Fifth Circuit the trial court's ruling concerning payment of certain costs. At the date of this report, it is not possible to predict the outcome of these appeals.

Prior to the federal court's ruling on the adequacy of the Final EA, in December 2001 Longhorn Partners began construction to implement mitigation measures required by the Final EA and the settlement with the LCRA. Published reports indicate that this construction continued until late July 2002, when the construction activities were halted before completion of the project. The latest public statements from Longhorn Partners indicate that Longhorn Partners is seeking additional financing to complete the project and that the project will not begin operations until after December 2002.

The Company supported the initial plaintiffs in the federal district court lawsuit that ultimately resulted in the Final EA and is supporting such plaintiffs in the appeal to the Fifth Circuit of the federal district court's July 2002 decision. In addition, the Company provided financial support for the preparation of expert analyses of the Final EA and of the earlier draft Environmental Assessment and for certain groups and individuals who have wished to express their concerns about the Longhorn Pipeline. The Company believes that the Longhorn Pipeline, as originally proposed to operate beginning in the fall of 1998, would have improperly avoided the substantial capital expenditures required to comply with environmental and safety standards that are normally imposed on major pipeline projects involving environmentally sensitive areas. The Company's belief in this regard was based in part on the fact that, in 1987, a proposed new crude oil pipeline (the All American Pipeline) over essentially the proposed route for the Longhorn Pipeline was found unacceptable, after an environmental impact study, because of serious potential dangers to the environmentally sensitive aquifers over which that proposed pipeline would have operated.

If the Longhorn Pipeline is allowed to operate as currently proposed, the substantially lower requirement for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets; any effects on the Company's markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the next few years because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and on-going enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand such a period of lower prices and margins. However, the Company's results of operations could be adversely impacted if the Longhorn Pipeline were allowed to operate as currently proposed. It is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline will ultimately be operated, nor is it possible to predict the consequences for the Company of Longhorn Pipeline's operations if they occur.

In August 1998, a lawsuit (the "El Paso Lawsuit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the El Paso Lawsuit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for the Environmental Assessment of the Longhorn Pipeline. The Company believes that the El Paso Lawsuit is wholly without merit and plans to continue to defend itself vigorously. However, because of the size of the damages claimed and in spite of the apparent lack of merit in the claims asserted, the El Paso Lawsuit has created problems for the Company, including the exclusion of the Company from the possibility of certain types of major corporate transactions, an adverse impact on the cost and availability of debt financing for Company operations, and what appears to be a continuing adverse effect on the market price of the Company's common stock. In August 2002, the Company filed a lawsuit in New Mexico state court in Carlsbad, New Mexico (the "Carlsbad Lawsuit") against Longhorn Partners and its major owners concerning the El Paso Lawsuit; the Carlsbad Lawsuit seeks actual and punitive damages for tortious interference with existing business relations, malicious abuse of process, unfair competition, prima facie tort and conspiracy. For additional information on the El Paso Lawsuit and the Carlsbad Lawsuit, see Item 3, "Legal Proceedings."

ARIZONA AND ALBUQUERQUE MARKETS
The common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets are currently operated at or near capacity and are subject to proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have been limited. The flow of additional products into El Paso for shipment to Arizona, either as a result of operation of the Longhorn Pipeline or otherwise, could further exacerbate such constraints on deliveries to Arizona. No assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the common carrier pipeline to Arizona. Any future constraints on the Company's ability to transport its refined products to Arizona could, if sustained, adversely affect the Company's results of operations and financial condition. SFPP, the owner of the common carrier pipelines running from El Paso to Tucson and Phoenix, has recently proposed to expand the capacity of these pipelines by approximately 54,000 BPD. Under the announced schedule, the expansion would be completed by early 2005. According to a September 2002 filing by SFPP with the Federal Energy Regulatory Commissions ("FERC"), this project is contingent on obtaining a favorable ruling from FERC concerning tariff rates to be allowed on the pipelines after completion of the expansion. For the Company, the proposed expansion would permit the shipment of additional refined products to markets in Arizona, but pipeline tariffs would likely be higher and the expansion would also permit additional shipments by competing suppliers. The ultimate effects of the proposed pipeline expansion on the Company cannot presently be estimated.

In the case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations on the amount of refined products that the Company and other shippers can deliver. The Company has entered into a Lease Agreement (the "Lease Agreement") for a pipeline between Artesia and the Albuquerque vicinity and Bloomfield, New Mexico with Mid-America Pipeline Company. The Company owns and operates a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield, New Mexico, which is located in the northwest corner of New Mexico, and in Moriarty, which is 40 miles east of Albuquerque. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began at the end calendar 1999. In December 2001, the Company completed its expansion of the Moriarty terminal and its pumping capacity on the Leased Pipelines. The terminal expansion included the addition of gasoline and jet fuel to the existing diesel fuel delivery capabilities, thus permitting the Company to provide a full slate of light products to the growing Albuquerque and Santa Fe, New Mexico areas. The enhanced pumping capabilities on the Company's leased pipeline extending from the Artesia refinery through Moriarty to Bloomfield will permit the Company to deliver a total of over 45,000 BPD of light products to these locations. If needed, additional pump stations could further increase the pipeline's capabilities.

An additional factor that could affect some of the Company's markets is excess pipeline capacity from the West Coast into the Company's Arizona markets after the elimination of bottlenecks in 2000 on the pipeline from the West Coast to Phoenix. If refined products become available on the West Coast in excess of demand in that market, additional products could be shipped into the Company's Arizona markets with resulting possible downward pressure on refined product prices in these markets. The availability of refined products on the West Coast for shipment to Phoenix may however be reduced by the effects on West Coast gasoline supplies of the scheduled ban in California on the use of MTBE as a constituent of gasoline after 2003.

In March 2000, Equilon Pipeline Company, LLC (whose successor is Shell Pipeline Company, LP) announced a 500-mile pipeline, called the "New Mexico Products Pipeline System" to carry gasoline and other refined fuels from the Odessa, Texas area to Bloomfield, New Mexico. It was announced that the pipeline would have a capacity of 40,000 BPD and that shipments would begin in 2001. In addition to the pipeline, a product terminal would be built in Moriarty, New Mexico. This system would have access to products manufactured at Gulf Coast refineries and could result in an increase in the supply of products to some of the Company's markets. This project has been delayed because of the requirement announced in August 2000 that an environmental impact study must be completed on the proposed project.

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

CRUDE OIL AND FEEDSTOCK SUPPLIES
The Navajo Refinery is situated near the Permian Basin in an area which historically has had abundant supplies of crude oil available both for regional users, such as the Company, and for export to other areas. The Company purchases crude oil from producers in nearby southeastern New Mexico and West Texas and from major oil companies. Crude oil is gathered both through the Company's pipelines and tank trucks and through third party crude oil pipeline systems. Crude oil acquired in locations distant from the refinery is exchanged for crude oil that is transportable to the refinery. In recent years the Company's access to crude oil has expanded, primarily as a result of acquisitions in 1998 and 1999 of crude oil gathering, transportation and storage assets in West Texas.

Approximately 4,000 BPD of isobutane used in the Navajo Refinery's operations is purchased from other refineries in the region and is shipped to the Artesia refining facilities on a Company-owned 65-mile pipeline running from Lovington to Artesia.

PRINCIPAL PRODUCTS AND MARKETS
The Navajo Refinery converts approximately 91% of its raw materials throughput into high value light products.

Set forth below is certain information regarding the principal products of Navajo during the last three fiscal years:

                                                                    YEARS ENDED JULY 31,
                                              -----------------------------------------------------------------
                                                      2002                   2001                   2000
                                              -------------------    -------------------    -------------------
                                                BPD         %          BPD         %          BPD          %
                                              --------   --------    --------   --------    --------   --------
Sales of produced refined products(1)
  Gasolines ...............................     34,800       58.2%     36,000       57.5%     37,600       58.4%
  Diesel fuels ............................     12,900       21.6%     13,800       22.0%     14,200       22.0%
  Jet fuels ...............................      6,600       11.0%      7,000       11.2%      6,800       10.6%
  Asphalt .................................      3,400        5.7%      3,500        5.6%      3,600        5.6%
  LPG and other ...........................      2,100        3.5%      2,300        3.7%      2,200        3.4%
                                              --------   --------    --------   --------    --------   --------
     Total ................................     59,800      100.0%     62,600      100.0%     64,400      100.0%
                                              ========   ========    ========   ========    ========   ========

(1)  Excludes refined products purchased for resale.

Light products are shipped by product pipelines or are made available at various points by exchanges with others. Light products are also made available to customers through truck loading facilities at the refinery and at terminals.

Navajo's principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX (the government-owned energy company of Mexico) and retailers. Navajo's gasoline is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, Bloomfield, and Tucson, and in portions of northern Mexico. The composition of gasoline differs, because of local regulatory requirements, depending on the area in which gasoline is to be sold; under current standards, MTBE is a constituent of gasolines exported by the Company to northern Mexico and some grades of gasoline marketed in Phoenix during certain times of the year. Diesel fuel is sold to other refiners, truck stop chains, wholesalers, and railroads. Jet fuel is sold primarily for military use. Military jet fuel is sold to the Defense Energy Support Center (the "DESC") under a series of one-year contracts that can vary significantly from year to year. Navajo sold approximately 6,800 BPD of jet fuel to the DESC in its 2002 fiscal year and has a contract to supply up to 8,500 BPD to the DESC for the year ending September 30, 2003. Since the formation of NK Asphalt Partners in July 2000, all asphalt is sold to NK Asphalt Partners. Carbon black oil is sold for further processing, and LPGs are sold to LPG wholesalers and LPG retailers.

Approximately 5% of the Company's revenues for fiscal 2002 resulted from the sale for export of gasoline and diesel fuel to an affiliate of PEMEX. Approximately 9% of the Company's revenues for fiscal 2002 resulted from the sale of military jet fuel to the United States Government. The Company has had a military jet fuel supply contract with the United States Government for each of the last 33 years. The Company's size in terms of employees and refining capacity allows the Company to bid for military jet fuel sales contracts under a small business set-aside program; a pending proposal would significantly increase the maximum refining capacity that would qualify for this program from the current level of 75,000 BPD. The loss of Navajo's military jet fuel contract with the United States Government could have a material adverse effect on the Company's results of operations to the extent alternate commercial jet fuel or additional diesel fuel sales could not be secured. In addition to the United States Government and PEMEX, other significant sales were made to two petroleum companies. Arco Products Company, which in April 2000 was acquired by BP p.l.c., is a purchaser of gasoline that supplies Arco's retail network and accounted for approximately 15% of the Company's revenues in fiscal 2002. Tosco Corporation and affiliates, which in September 2001 was acquired by Phillips Petroleum Company, (now "ConocoPhillips"), is a purchaser of gasoline and diesel fuel that supplies Tosco's retail network and accounted for approximately 13% of the Company's revenues in fiscal 2002. Loss of, or reduction in amounts purchased by, major current purchasers for retail sales could have a material adverse effect on the Company to the extent that, because of market limitations or transportation constraints, the Company was not able to correspondingly increase sales to other purchasers. The Company believes that its recently expanded pipeline transportation system to the Albuquerque area and northern New Mexico gives the Company increased flexibility in the event of the loss of a major current purchaser of products for retail sales.

CAPITAL IMPROVEMENT PROJECTS
The Company has invested significant amounts in capital expenditures in recent years to enhance the Navajo Refinery and expand its supply and distribution network. In December 2001, the Company received the necessary permitting for the construction of a new gas oil hydrotreater unit and for the expansion of the crude refining capacity from 60,000 BPD to an estimated 70,000 BPD. The Company expects that the hydrotreater and the expansion to an estimated 70,000 BPD will be completed by December 2003. The total cost of the gas oil hydrotreater project and the expansion is estimated to be $56 million, of which $20.4 million has already been spent. In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. During the last three years, the Company has spent approximately $15.3 million on relocation, engineering and equipment fabrication related to the hydrotreater project. The remaining costs to complete the hydrotreater and expansion projects are estimated to be approximately $35.6 million. Additionally, Navajo Refining has budgeted $7 million in fiscal 2003 for other projects, principally refining and pipeline projects.

The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which were adopted in the Company's Phoenix market for winter months beginning in late 2000, and enable the Company to meet the recently adopted EPA nationwide Low-Sulfur Gasoline requirements scheduled to become effective in 2004 on all of the Company's gasolines. Based on the current configuration of the Navajo Refinery, the Company can produce sufficient volumes under the present Phoenix CARB standards to supply the Phoenix market in the winter months at the Company's historic levels without increasing beyond normal levels the Company's purchases of such gasoline from other refiners. Additionally, in fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will provide sufficient capacity to recover the additional extracted sulfur that will result from operations of the hydrotreater.

Contemporaneous with the hydrotreater project, Navajo will be making necessary modifications to several of the Artesia processing units for the first phase of Navajo's expansion, which will increase crude oil refining capacity from 60,000 BPD to an estimated 70,000 BPD. The first phase of the expansion is expected to be completed by December 2003. Certain additional permits will be required to implement needed modifications at Navajo's Lovington, New Mexico refining facility which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility would also be completed by December 2003. The permits received by Navajo to date for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of Navajo's crude oil capacity from an estimated 70,000 BPD to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined.

The Company leases from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chaves County to San Juan County, New Mexico (the "Leased Pipeline"). The Company owns and operates a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield, New Mexico, which is located in the northwest corner of New Mexico and in Moriarty, which is 40 miles east of Albuquerque. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began at the end of calendar 1999. In December 2001, the Company completed an expansion of the Moriarty terminal and the pumping capacity on the Leased Pipeline. The terminal expansion included the addition of gasoline and jet fuel to the existing diesel fuel delivery capabilities, thus permitting the Company to provide a full slate of light products to the growing Albuquerque and Santa Fe, New Mexico areas. The enhanced pumping capabilities on the Company's leased pipeline extending from the Artesia refinery through Moriarty to Bloomfield will permit the Company to deliver a total of over 45,000 BPD of light products to these locations. If needed, additional pump stations could further increase the pipeline's capabilities.

The additional pipeline capacities resulting from the new pipelines constructed in conjunction with the Rio Grande joint venture (discussed under "Pipeline Transportation") and from the Leased Pipeline have reduced pipeline operating expenses at existing throughputs. In addition, the new pipeline capacity will allow the Company to increase volumes, through refinery expansion or otherwise, that are shipped into existing and new markets and would allow the Company to shift volumes among markets in response to any future increased competition in particular markets.


MONTANA REFINERY

MRC owns a 7,000 BPD petroleum refinery in Great Falls, Montana, which can process a wide range of crude oils and primarily serves markets in Montana. For the last three fiscal years, excluding downtime for scheduled maintenance and turnarounds, the Montana Refinery has operated at an average annual crude capacity utilization rate of approximately 89%.

The following table sets forth certain information about the operations of the Montana Refinery during the last three fiscal years:

                                                            YEARS ENDED JULY 31,
                                                --------------------------------------------
                                                    2002            2001            2000
                                                ------------    ------------    ------------

Crude charge (BPD)(1) .......................          6,600           6,200           5,900
Refinery production (BPD)(2) ................          7,000           6,400           6,200
Sales of produced refined products (BPD) ....          7,200           6,500           6,100
Sales of refined products (BPD)(3) ..........          7,500           6,800           6,600

Refinery utilization(4) .....................           94.3%           88.6%           84.3%

Average per barrel(5)
  Net sales .................................   $      30.38    $      36.83    $      32.40
  Raw material costs ........................          22.23           26.22           25.34
                                                ------------    ------------    ------------
  Refinery margin ...........................   $       8.15    $      10.61    $       7.06
                                                ============    ============    ============

(1)  Barrels per day of crude oil processed.

(2) Barrels per day of refined products produced from crude oil and other feed and blending stocks.

(3) Includes refined products purchased for resale representing 300 BPD, 300 BPD and 500 BPD respectively.

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

Set forth below is certain information regarding the principal products of Montana Refinery during the last three fiscal years:

                                                                   YEARS ENDED JULY 31,
                                             -----------------------------------------------------------------
                                                     2002                   2001                   2000
                                             -------------------    -------------------    -------------------
                                               BPD         %         BPD          %         BPD          %
                                             --------   --------    --------   --------    --------   --------
Sales of produced refined products(1)
  Gasolines ..............................      2,900       40.3%      2,700       41.5%      2,600       42.6%
  Diesel fuels ...........................      1,100       15.3%      1,300       20.0%      1,200       19.7%
  Jet fuels ..............................        500        6.9%        400        6.2%        500        8.2%
  Asphalt ................................      2,400       33.3%      1,800       27.7%      1,500       24.6%
  LPG and other ..........................        300        4.2%        300        4.6%        300        4.9%
                                             --------   --------    --------   --------    --------   --------
     Total ...............................      7,200      100.0%      6,500      100.0%      6,100      100.0%
                                             ========   ========    ========   ========    ========   ========

(1)  Excludes refined products purchased for resale.

For the 2003 fiscal year, MRC's capital budget totals $800,000, most of which is for various improvements at the Montana Refinery.

PIPELINE TRANSPORTATION OPERATIONS

PIPELINE TRANSPORTATION BUSINESS
In recent years, the Company developed and expanded a pipeline transportation business generating revenues from unaffiliated parties. The pipeline transportation operations include approximately 1,000 miles of the 2,000 miles of pipeline that the Company owns and operates, of which approximately 400 miles are part of the supply and distribution network of the Navajo Refinery. Additionally, the Company has a 25% investment in Rio Grande Pipeline Company, described below. For fiscal 2003, the Company did not budget any significant amount for capital expenditures that will be used for the pipeline transportation business.

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

In 1998, the Company implemented an alliance with FINA, Inc. ("FINA") to create a comprehensive supply network that can increase substantially the supplies of gasoline and diesel fuel in the West Texas, New Mexico, and Arizona markets to meet expected increasing demand in the future. FINA constructed a 50-mile pipeline which connected an existing FINA pipeline system to the Company's 12" pipeline between Orla, Texas and El Paso, Texas pursuant to a long-term lease of certain capacity of the Company's 12" pipeline. In August 1998, FINA began transporting to El Paso gasoline and diesel fuel from its Big Spring, Texas refinery, and the Company began to realize pipeline rental and terminalling revenues from FINA under these agreements. In August 2000, Alon USA LP, a subsidiary of an Israeli petroleum refining and marketing company, succeeded to FINA's interest in this alliance. Effective from February 2002, Alon may transport up to 20,000 BPD to El Paso on this interconnected system.

The Company operates a crude oil gathering system in West Texas purchased from Fina Oil and Chemical Company in 1998. The assets purchased include approximately 500 miles of pipelines and over 350,000 barrels of tankage. Approximately 27,000 barrels per day of crude oil are gathered on these systems. These assets generate a relatively stable source of transportation service income and give Navajo the ability to purchase additional crude oil at the lease in new areas, thus potentially enhancing the stability of crude oil supply and refined product margins for the Navajo Refinery.

During the fourth quarter of fiscal 1999, the Company completed a new 65-mile 10" pipeline between Lovington and Artesia, New Mexico, to permit the delivery of isobutane (and/or other LPGs) to an unrelated refinery in El Paso as well as to increase the Company's ability to access additional raw materials for the Navajo Refinery.

In the second quarter of fiscal 2000, the Company acquired certain pipeline transportation and storage assets located in West Texas and New Mexico in an asset exchange with ARCO Pipeline Company. The acquired assets, including 100 miles of pipelines and over 250,000 barrels of tankage, allow the Company to transport crude oil for unaffiliated companies and increase the Company's ability to access additional crude oil for the Navajo Refinery.


ADDITIONAL OPERATIONS AND OTHER INFORMATION

CORPORATE OFFICES
The Company leases its principal corporate offices in Dallas, Texas. The operations of Holly Corporation, the parent company, are performed at this location. Functions performed by the parent company include overall corporate management, planning and strategy, legal support, treasury management and tax reporting.

EXPLORATION AND PRODUCTION
The Company conducts a small-scale oil and gas exploration and production program. For fiscal 2003, the Company has budgeted approximately $600,000 for capital expenditures related to oil and gas exploration activities.

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

EMPLOYEES AND LABOR RELATIONS
As of September 30, 2002, the Company had approximately 560 employees of which approximately 210 are covered by collective bargaining agreements ("Covered Employees"). Contracts relating to the Covered Employees at all facilities will expire during 2006. The Company considers its employee relations to be good.

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

Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires the equivalent of RFG (or an alternative clean burning gasoline formula), although this requirement could be implemented in other markets over time. Phoenix adopted the even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in late 2000. This new requirement, the recently adopted EPA Nationwide Low-Sulfur Gasoline requirements that will become effective in 2004, EPA Nationwide Low-Sulfur Diesel requirements that will become effective in 2006, other requirements of the federal Clean Air Act, and other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements. The Company believes that the completion of the hydrotreater project, described above under "Capital Improvement Projects," will allow the Company to meet announced future gasoline requirements.

The Company is and has been the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries. With respect to federal and state air quality requirements, the Company's refineries are currently operating under a Consent Decree, agreed to by the Company and regulatory authorities in December 2001 and entered by the federal court in New Mexico in March 2002, that requires investments by the Company expected to total between $15 million and $20 million over a number of years as well as changes in operational practices at the Navajo and Montana refineries. The Consent Decree is further described in Item 3, "Legal Proceedings." Current and future environmental regulations are expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant, at the New Mexico and Montana refineries and at pipeline transportation facilities. The extent of future expenditures for these purposes cannot presently be determined.

The Company's operations are also subject to various laws and regulations relating to occupational health and safety. The Company maintains safety, training and maintenance programs as part of its ongoing efforts to ensure compliance with applicable laws and regulations. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures.

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

INSURANCE
The Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in the judgment of the Company, do not justify such expenditures. At the current time the Company is not fully insured for terrorism since, in the judgment of the Company, premium costs in the current insurance market do not justify such expenditures. Shortly after the events of September 11, 2001, the Company completed a security assessment of its principal facilities. Several security measures identified in the assessment have been implemented and other security measures are in the process of being implemented. Because of recent changes in insurance markets, insurance coverages available to the Company are becoming more costly and in some cases less available. So long as this current trend continues, the Company expects to incur higher insurance costs and anticipates that, in some cases, it will be necessary to reduce somewhat the extent of insurance coverages because of reduced insurance availability at acceptable premium costs.

COST REDUCTION AND PRODUCTION EFFICIENCY PROGRAM
In May 2000, the Company announced a cost reduction and production efficiency program. The cost reduction and production efficiency program included productivity enhancements and a reduction in workforce. By the end of fiscal 2002, implementation of the program and other initiatives has achieved approximately $20 million in annual pre-tax improvements. As part of the implementation of cost reductions, the Company offered a voluntary early retirement program to eligible employees, under which 55 employees retired by July 31, 2001. The pre-tax cost of the voluntary early retirement program was $6.8 million and was reflected in the Company's earnings for the quarter ended July 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

In August 1998, a lawsuit (the "El Paso Lawsuit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of ExxonMobil Pipeline Company, BP Pipeline (North America), Inc., Williams Pipe Line Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the El Paso Lawsuit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for an Environmental Assessment of the Longhorn Pipeline. In April 2002, the state district court in El Paso denied the Company's motion for summary judgment which had been pending for more than a year and which sought a court ruling that would have terminated the litigation. The Company filed an appeal seeking review by the state appeals court in El Paso of the district court's denial of summary judgment; in late August 2002, the state appeals court in El Paso issued an order dismissing the appeal for want of jurisdiction. In early October 2002 the Company filed a petition seeking review by the Texas Supreme Court of the decision of the state appeals court. In the trial court, a motion filed by the Company to transfer the venue for trial of the case from the El Paso trial court to another Texas court has been pending since May 2000, and no hearing on this motion is currently scheduled. The Company believes that the El Paso Lawsuit is wholly without merit and plans to continue to defend itself vigorously. In August 2002, the Company filed a lawsuit in New Mexico state court in Carlsbad, New Mexico (the "Carlsbad Lawsuit") against Longhorn Partners and its major owners concerning the El Paso Lawsuit; the Carlsbad Lawsuit seeks actual and punitive damages for tortious interference with existing business relations, malicious abuse of process, unfair competition, prima facie tort and conspiracy. The Company and the other parties in the El Paso Lawsuit and the Carlsbad Lawsuit have agreed to suspend temporarily further proceedings in these lawsuits to permit voluntary mediation in November 2002 concerning issues involved in the two lawsuits.

In December 2001, with the consent of the Company, a Consent Decree (the "Consent Decree") was filed in the United States District Court for the District of New Mexico in the case of United States of America v. Navajo Refining Company, L.P. and Montana Refining Company. The Consent Decree resulted from negotiations which were initiated by the Company and which began in July 2001 involving representatives of the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a possible settlement of issues concerning the application of federal and state air quality requirements to past and future operations of the Company's refineries. The Consent Decree was approved and entered by the Court in March 2002. The Consent Decree requires investments by the Company expected to total between $15 million and $20 million over a number of years at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment and requires changes in operational practices at these refineries that go beyond current regulatory requirements to reduce air emissions. In addition, the Consent Decree provides to the Company and its subsidiaries releases from liability for enforcement actions with respect to a number of possible issues relating to the application of air quality regulations to the Company's refineries. The Consent Decree also provides for payment by the Company of penalties to Federal, New Mexico and Montana regulatory authorities in the total amount of $750,000 and expenditures of approximately $1.5 million for environmentally beneficial projects and provides for the payment by the Company of agreed monetary penalties in the event of noncompliance with specified requirements of the Consent Decree. The Company is currently implementing provisions of the Consent Decree applicable to current operations and is preparing to implement those Consent Decree provisions that require future capital investments or operational changes.

In September 2002, the Company filed suit against the Federal Government in the United States Court of Federal Claims (the "Federal Claims Lawsuit") with respect to claims which total approximately $210 million relating to jet fuel sales by the Company to the Defense Fuel Supply Center in the years 1982 through 1995; these claims had been filed by the Company in May and June 2001 and were denied by the Department of Defense in November 2001. Also in September 2002, the Company filed additional claims with the Department of Defense under the Contract Disputes Act asserting that additional amounts totaling approximately $88 million are due to the Company with respect to jet fuel sales to the Defense Fuel Supply Center in the years 1995 through 1999 (the "1995-99 Jet Fuel Claims"). While the Company believes that the positions asserted by the Company in the Federal Claims Lawsuit and in the 1995-99 Jet Fuel Claims are justified under applicable law, the Company believes that the Federal Claims Lawsuit will be vigorously contested by the Federal Government and that, as to the 1995-99 Jet Fuel Claims, these claims will initially not be allowed by the Department of Defense and any recovery with respect to these claims would require further proceedings. It is not possible at the date of this report to predict what amount, if any, will ultimately be payable to the Company with respect to the Federal Claims Lawsuit and the 1995-99 Jet Fuel Claims.

In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order (the "Order") in proceedings brought by the Company and other parties against SFPPrelating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products in the period from 1993 through July 2000 from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Order appears to resolve most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona from 1993 through July 2000 and is expected to be followed by a final FERC ruling after completion of computations based on the guidance provided by the Order. Based on prior preliminary computations and the rulings made in the Order, the Company expects that the final FERC ruling for the years at issue would result in a refund to the Company of approximately $15 million. The final FERC decision on this matter will be subject to judicial review by the Court of Appeals for the District of Columbia Circuit. At the date of this Report, it is not possible to predict when amounts may be payable to the Company under the anticipated final FERC decision on this matter, whether a final settlement may be reached with SFPP based on the Order, or what may be the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit.

The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2002 fiscal year.

EXECUTIVE OFFICERS OF REGISTRANT

         The executive officers of the Company as of October 10, 2002 are as follows:

                                                                        EXECUTIVE
       NAME            AGE             POSITION                     OFFICER SINCE
       ----            ---             --------                     -------------

Lamar Norsworthy       56    Chairman of the Board                       1971
                               and Chief Executive Officer

Matthew P. Clifton     51    President and Director                      1988

W. John Glancy         60    Senior Vice President, General              1998
                               Counsel, Secretary and Director

David G. Blair         44    Vice President, Marketing                   1994
                               Asphalt and LPG

Leland J. M. Griffin   54    Vice President, Montana                     1999
                               Operations

Thomas D. Guercio      33    Vice President, Information                 2001
                               Technology

Randall R. Howes       45    Vice President, Technical Support           1997
                               and Planning

John A. Knorr          52    Vice President, Crude Oil                   1988
                               Supply and Trading

Stephen J. McDonnell   51    Vice President and Chief                    2000
                               Financial Officer

Mike Mirbagheri        63    Vice President, International               1982
                               Crude Oil and Refined
                               Products

Bruce R. Shaw          35    Vice President, Corporate Development       2001

Scott C. Surplus       43    Vice President, Treasury and Tax            2000

James G. Townsend      47    Vice President, Pipelines
                               and Terminals                             1997

Kathryn H. Walker      52    Vice President, Accounting                  1999

Gregory A. White       45    Vice President, Marketing                   1994
                               Light Oils

In addition to the persons listed above, James E. Resinger has served as refinery manager of the Navajo Refinery since late July 2002. Prior to joining the Company, Mr. Resinger served from June 1997 to October 2000 as FCC Complex Manager and from October 2000 to July 2002 as Director of Refinery Operations for Hess Oil, Virgin Islands.

All officers of the Company are elected annually to serve until their successors have been elected. Mr. Glancy held the office of Senior Vice President, Legal from December 1998 through September 1999, when his title was changed to Senior Vice President and General Counsel; he has held the additional office of Secretary since April 1999; prior to December 1998, Mr. Glancy had been outside counsel to the Company on various matters for over 10 years. Mr. Knorr is also President of one of the partners of MRC and serves as the General Manager of MRC. Mr. Griffin and Ms. Walker have served in their respective positions since September 1999. Mr. Griffin has served as the Refinery Manager of the Montana Refinery since 1989. Ms. Walker has served as the Controller of Navajo since 1993. Mr. McDonnell held the office of Vice President, Finance and Corporate Development from August 2000 to September 2001, when his title was changed to Vice President and Chief Financial Officer. Mr. McDonnell was with Central and South West Corporation as a Vice President in the mergers and acquisitions area from 1996 to June 2000. Mr. Shaw was Vice President of Brierley & Partners, specializing in early stage investments, from 2000 to 2001 and from 1997 to 1999 was Director of Corporate Development for Holly Corporation. Mr. Surplus has served in his current position since June 2000. Mr. Surplus previously served as Assistant Treasurer of the Company from 1990 to March 2000. From April 2000 to June 2000, Mr. Surplus was not with the Company and was the Vice President, Finance of e.io, inc., a data storage service company. Mr. Guercio has served in his current position since September 2001 and has served as the Company's Chief Information Officer since May 2001, when he joined the Company. Mr. Guercio served as a Managing Director for an energy based technology company, Delinea Corporation, from September 2000 to May 2001, and was the Chief Information Officer and Director of Operations from October 1998 to September 2000 for Toni&Guy and TIGI Linea, an international retailer, distributor and manufacturing company. From 1992 to October 1998, Mr. Guercio was with KPMG in the business consulting and assurance practices area.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:

                                                                         TOTAL
FISCAL YEARS ENDED JULY 31,     HIGH         LOW        DIVIDENDS       VOLUME
---------------------------   ----------   ----------   ---------     ----------

2001
     First Quarter ........   $     6.63   $     5.97   $     .09        651,200
     Second Quarter .......   $     9.75   $     6.25   $     .09      1,509,200
     Third Quarter ........   $    18.40   $     8.95   $     .09      3,647,800
     Fourth Quarter .......   $    25.07   $    15.00   $     .10     10,746,000

2002
     First Quarter ........   $    21.07   $    13.76   $     .10      2,504,300
     Second Quarter .......   $    20.24   $    14.97   $     .10      2,677,400
     Third Quarter ........   $    20.54   $    15.95   $     .10      2,418,500
     Fourth Quarter .......   $    18.12   $    14.15   $     .11      3,039,700

In June 2001, the Board of Directors declared a two-for-one stock split, effected in the form of a 100-percent stock dividend which was distributed in July 2001. All references to the number of shares (other than common stock on the Consolidated Balance Sheet) and per share amounts in this Form 10-K Annual Report have been adjusted to reflect the split on a retroactive basis.

As of September 30, 2002, the Company had approximately 1,600 stockholders of record.

On September 20, 2002, the Company's Board of Directors declared a regular quarterly dividend in the amount of $.11 per share payable on October 7, 2002. The Company intends to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, the financial condition of the Company and other factors. The Senior Notes and Credit Agreement limit the payment of dividends. See Note 7 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial information for the Company as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Form 10-K.

YEARS ENDED JULY 31,                                       2002           2001           2000           1999           1998
--------------------                                   ------------   ------------   ------------   ------------   ------------
                                                                      (In thousands, except per share amounts)
FINANCIAL DATA
   For the year
      Sales and other revenues .....................   $    888,906   $  1,142,130   $    965,946   $    597,986   $    590,299
      Income before income taxes ...................   $     50,896   $    121,895   $     18,634   $     33,159   $     24,866
      Income tax provision .........................   $     18,867   $     48,445   $      7,189   $     13,222   $      9,699
                                                       ------------   ------------   ------------   ------------   ------------
      Net income ...................................   $     32,029   $     73,450   $     11,445   $     19,937   $     15,167
                                                       ============   ============   ============   ============   ============

      Net income per common share - basic ..........   $       2.06   $       4.84   $       0.71   $       1.21   $       0.92

      Net income per common share - diluted ........   $       2.01   $       4.77   $       0.71   $       1.21   $       0.92

     Cash dividends per common share ...............   $       0.41   $       0.37   $       0.34   $       0.32   $       0.30

     Average number of common shares outstanding
         Basic .....................................         15,560         15,187         16,131         16,507         16,507
         Diluted ...................................         15,971         15,387         16,131         16,507         16,507

     Net cash provided by
        operating activities .......................   $     41,847   $    105,641   $     46,804   $     47,628   $     38,193

   At end of year
      Working capital ..............................   $     59,873   $     57,731   $        363   $     13,851   $     14,793
      Total assets .................................   $    502,306   $    490,429   $    464,362   $    390,982   $    349,857
      Long-term debt (including current portion) ...   $     34,285   $     42,857   $     56,595   $     70,341   $     75,516
      Stockholders' equity .........................   $    228,556   $    201,734   $    129,581   $    128,880   $    114,349

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7, including but not limited to the sections on "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results," contains "forward-looking" statements. See "Forward-Looking Statements" at the beginning of Part I.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Company considers the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact its results of operations, financial condition and cash flows. For additional information, also see Note 1 to the Consolidated Financial Statements "Description of Business and Summary of Significant Accounting Policies".

INVENTORY VALUATION
The Company's crude oil and refined product inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") inventory valuation methodology and market is determined using current estimated selling prices. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. As of July 31, 2002, the Company's LIFO inventory layers were valued at historical costs that were established in years when price levels were much lower; therefore, the Company is less sensitive to current market price impairment. As of July 31, 2002, the excess of current cost over the LIFO value of the Company's crude oil and refined product inventories was approximately $30.1 million.

DEFERRED MAINTENANCE COSTS
The Company's refinery units require routine maintenance and repairs which are commonly referred to as "turnarounds". Catalysts used in certain refinery processes also require routine "change-outs". The required frequency of the maintenance varies by unit and by catalyst, but generally is every two to five years. In order to minimize downtime during turnarounds, the Company utilizes contract labor as well as its maintenance personnel on a continuous 24 hour basis. Whenever possible, turnarounds are scheduled so that some units continue to operate while others are down for maintenance. The Company records the costs of turnarounds as deferred charges and then amortizes the deferred costs over the expected periods of benefit. The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment", which would require the Company to expense the turnaround costs as they are incurred. If this proposed statement had been adopted in its current form as of July 31, 2002, the Company would have been required to expense, as of July 31, 2002, $13.8 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

LONG-LIVED ASSETS
The Company calculates depreciation and amortization based on estimated useful lives and salvage values of its assets. When assets are placed into service, the Company makes estimates with respect to their useful lives that the Company believes are reasonable. However, factors such as competition, regulation or environmental matters could cause the Company to change its estimates, thus impacting the future calculation of depreciation and amortization. The Company evaluates long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset's carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the fiscal years ended July 31 2002, 2001, and 2000.

CONTINGENCIES
The Company is subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

RESULTS OF OPERATIONS

FINANCIAL DATA

                                                                   YEARS ENDED JULY 31,
                                                       ----------------------------------------------
                                                           2002             2001             2000
                                                       ------------     ------------     ------------
                                                            (In thousands, except per share data)

Sales and other revenues ...........................   $    888,906     $  1,142,130     $    965,946

Operating costs and expenses
   Cost of products sold ...........................        698,245          871,321          800,663
   Operating expenses ..............................         96,289          100,410           88,550
   Selling, general and administrative expenses ....         22,248           23,123           20,724
   Depreciation, depletion and amortization ........         27,699           27,327           27,496
   Exploration expenses, including dry holes .......          1,379            2,042            1,729
   Voluntary early retirement costs ................             --               --            6,783
                                                       ------------     ------------     ------------
        Total operating costs and expenses .........        845,860        1,024,223          945,945
                                                       ------------     ------------     ------------
Income from operations .............................         43,046          117,907           20,001

Other income (expense)
   Equity in earnings of joint ventures ............          7,753            5,302            1,586
   Interest expense, net ...........................         (1,425)          (2,467)          (5,153)
   Other income ....................................          1,522            1,153            2,200
                                                       ------------     ------------     ------------
                                                              7,850            3,988           (1,367)
                                                       ------------     ------------     ------------
Income before income taxes .........................         50,896          121,895           18,634
Income tax provision ...............................         18,867           48,445            7,189
                                                       ------------     ------------     ------------
Net income .........................................   $     32,029     $     73,450     $     11,445
                                                       ============     ============     ============


Net income per common share - basic(1)  ............   $       2.06     $       4.84     $       0.71

Net income per common share - diluted(1)  ..........   $       2.01     $       4.77     $       0.71

Weighted average number of shares(1)
   Basic ...........................................         15,560           15,187           16,131
   Diluted .........................................         15,971           15,387           16,131

Cash and cash equivalents ..........................   $     71,630     $     65,840     $      3,628
Working capital ....................................   $     59,873     $     57,731     $        363
Total assets .......................................   $    502,306     $    490,429     $    464,362
Total debt, including current maturities ...........   $     34,285     $     42,857     $     56,595
Stockholders' equity ...............................   $    228,556     $    201,734     $    129,581
Total debt to capitalization ratio .................           13.0%            17.5%            30.4%

Sales and other revenues(2)
   Refining ........................................   $    868,730     $  1,120,248     $    947,317
   Pipeline Transportation .........................         18,588           18,454           14,861
   Corporate and other .............................          1,588            3,428            3,768
                                                       ------------     ------------     ------------
   Consolidated ....................................   $    888,906     $  1,142,130     $    965,946
                                                       ============     ============     ============

                                                      YEARS ENDED JULY 31,
                                          --------------------------------------------
                                              2002            2001            2000
                                          ------------    ------------    ------------
                                                         (In thousands)
Income (loss) from operations(2)
   Refining ...........................   $     42,725    $    116,218    $     25,480
   Pipeline Transportation ............         10,621          10,243           7,859
   Corporate and other ................        (10,300)         (8,554)        (13,338)
                                          ------------    ------------    ------------
   Consolidated .......................   $     43,046    $    117,907    $     20,001
                                          ============    ============    ============


Cash flow from operating activites ....   $     41,847    $    105,641    $     46,804
Capital expeditures ...................   $     35,313    $     28,571    $     19,261
EBITDA(3) .............................   $     80,020    $    151,689    $     51,283

     (1) In June 2001, the Board of Directors declared a two-for-one stock split, effected in the form of a 100-percent stock dividend which was distributed in July 2001. All references to the number of shares and per share amounts have been adjusted to reflect the split on a retroactive basis.

     (2) The Refining segment includes the Company's principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the Navajo Refinery) and the Company's refinery near Great Falls, Montana. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Costs associated with pipelines and terminals operated in conjunction with the Refining segment as part of the supply and distribution networks of the refineries are included in the Refining segment. The Pipeline Transportation segment includes approximately 1,000 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. Pipeline Transportation segment revenues do not include any amount relating to pipeline transportation services provided for the Company's refining operations. The charge in the 2000 fiscal year for the voluntary early retirement program is included in Corporate and other.

     (3) Earnings before interest, taxes, depreciation and amortization.

OPERATING DATA - REFINING OPERATIONS

                                                YEARS ENDED JULY 31,
                                     ------------------------------------------
                                         2002           2001           2000
                                     ------------   ------------   ------------

Crude charge (BPD)(1)  ...........         60,200         64,000         65,300

Average per barrel(2)
  Refinery margin ................   $       6.73   $       9.80   $       5.63
  Cash operating costs(3) ........           4.22           4.26           3.72
                                     ------------   ------------   ------------
  Net cash operating margin ......   $       2.51   $       5.54   $       1.91
                                     ============   ============   ============

     (1)  Barrels per day of crude oil processed.

     (2) Represents average per barrel amounts for produced refined products sold.

     (3) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses that are part of refinery operations.

2002 COMPARED TO 2001

Net income for the fiscal year ended July 31, 2002 was $32.0 million ($2.06 per basic share and $2.01 per diluted share) compared to net income of $73.5 million ($4.84 per basic share and $4.77 per diluted share) for the year ended July 31, 2001. The reduced income for fiscal 2002 compared to fiscal 2001 resulted principally from lower refined product margins.

During the year ended July 31, 2002, the Company, along with the refining industry as a whole, experienced substantially lower refining margins compared to the very favorable refining margins that prevailed in the prior year. Refining margins have declined since the end of the Company's first quarter in October 2001, as increases in crude oil costs have outpaced product price increases. The Company's revenues and cost of products sold were lower in fiscal 2002, as compared to fiscal 2001, due principally to lower refined product sales prices and lower costs of purchased crude oil in the current fiscal year. Additionally, production of refined products was reduced during the year ended July 31, 2002 as a result of two planned maintenance turnarounds at the Company's Navajo Refinery, the first in August 2001 and a second 29-day extended turnaround in November and December 2001.

The Company's operating expenses were lower for fiscal 2002 compared to fiscal 2001 principally as a result of lower costs for purchased utilities. Selling, general and administrative costs were lower due to decreased costs associated with legal proceedings and decreased compensation expense.

Interest expense declined by $2 million during fiscal 2002 from fiscal 2001 primarily due to reduced interest costs as the Company has made required principal payments on term debt. The reduction in interest expense was partially offset by a $1 million decrease in interest income for fiscal 2002 as compared to fiscal 2001, primarily due to lower interest rates on invested funds. The Company realized additional income in fiscal 2002 from the Company's investments in joint ventures, primarily due to record performance by NK Asphalt Partners, an asphalt joint venture.

For information with respect to Other Income see Note 16 of the Notes to Consolidated Financial Statements included elsewhere herein.

The Company's 2002 income tax provision was approximately 37.1% of income before income taxes as compared to 39.7% in 2001. This decrease is primarily due to lower state tax expense and additional utilization of limited net operating loss carryforwards.

2001 COMPARED TO 2000

Net income for the fiscal year ended July 31, 2001 was $73.5 million ($4.84 per basic share and $4.77 per diluted share), as compared to $11.4 million ($.71 per basic and diluted share) for the prior year. Earnings for the fourth quarter of the 2000 fiscal year had been reduced by a one-time $6.8 million pre-tax charge for voluntary early retirement costs associated with the Company's cost reduction and efficiency program.

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

Favorably impacting earnings for fiscal 2001 was the realization of significant benefits from the cost reduction and production efficiency program announced in May 2000. The benefits realized in fiscal 2001 by the cost reduction initiatives somewhat mitigated the impact on the Company of increased utilities costs experienced by the Company and other petroleum refining and transportation companies during much of the year. Also contributing to income in fiscal 2001 was the Company's share of earnings in an asphalt joint venture formed in July 2000 with a subsidiary of Koch Industries, Inc., an increase in pipeline transportation income, and lower net interest expense due to higher levels of short-term investments in the current fiscal year. The Company's income in fiscal 2001 also included $1.1 million resulting from the settlement of certain contractual issues relating to the crude oil gathering system purchased in 1998, as compared to other income of $2.2 million in fiscal 2000 resulting from the termination of a long-term sulfur recovery agreement with a third party. General and administrative expenses increased in fiscal 2001 due to increased accrued compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $5.8 million to $71.6 million during the year ended July 31, 2002. The cash flow generated from operations of $41.8 million exceeded the cash required for financing activities of $14.1 million and investing activities of $22.0 million. Working capital increased during the year ended July 31, 2002 by $2.1 million to $59.9 million.

On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases are expected to be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. An amendment to the Company's Credit Agreement was made to allow for the repurchases. During fiscal 2002, 98,500 shares were repurchased for approximately $1.6 million or $16.26 per share. In fiscal 2003, an additional 63,500 shares were repurchased through September 19, 2002 for approximately $1.1 million or $16.66 per share.

In December 2001, an agreement was reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Consent Decree implementing this agreement requires investments by the Company expected to total between $15 million and $20 million over a number of years for the installation of certain state of the art pollution control equipment at the Company's New Mexico and Montana refineries. See Part I, Item 3, "Legal Proceedings" for additional information.

In August 2002, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement and reduce the commitment from $90 million to $75 million. If there is a satisfactory resolution in the Longhorn Partners Pipeline lawsuit prior to October 10, 2003, the expiration date will be October 10, 2004, and if there is not a satisfactory resolution of this lawsuit, the expiration date will be October 10, 2003. Under the current agreement, the Company will have access to $75 million of commitments for both revolving credit loans and letters of credit. Up to $37.5 million of this facility may be used for revolving credit loans. At July 31, 2002 the Company had letters of credit outstanding under the facility of $19.2 million and had no borrowings outstanding.

The Company believes its internally generated cash flow together with its Credit Agreement provide sufficient resources to fund planned capital projects, scheduled repayments of the Senior Notes, planned stock repurchases, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $41.8 million in fiscal 2002, compared to $105.6 million in fiscal 2001 and $46.8 million in fiscal 2000. Comparing fiscal 2002 to fiscal 2001, the $63.8 million decrease in cash provided by operations was primarily the result of a $41.4 million decrease in net income, a $9.1 million increase in expenditures on turnarounds and changes in working capital items. Comparing fiscal 2001 to fiscal 2000, the $58.8 million increase in cash provided by operations was primarily the result of a $62.0 million increase in net income.

CASH FLOWS FOR FINANCING ACTIVITIES

Cash flows used for financing activities amounted to $14.1 million in fiscal 2002, compared to $14.7 million in fiscal 2001 and $27.2 million in fiscal 2000. During fiscal 2002, the Company repaid $8.6 million of its fixed rate term debt, received proceeds of $2.4 million for common stock issued upon exercise of stock options (179,300 shares), paid $1.6 million, or $16.26 per share, to repurchase 98,500 shares of its common stock and paid $6.4 million in dividends. The Company had no bank borrowings during the 2002 fiscal year. During fiscal 2001, the Company repaid $13.7 million of its fixed rate term debt, received proceeds of $5.5 million for common stock issued upon exercise of stock options (379,000 shares), and paid $5.6 million in dividends. During fiscal 2000, the Company repaid $13.7 million of its fixed rate term debt, repurchased 8.5% of its outstanding common stock from an institutional stockholder for $7.2 million and paid $5.5 million in dividends.

See Note 7 to the Consolidated Financial Statements for a summary of the terms and conditions of the Senior Notes and of the Credit Agreement.

CASH FLOWS FOR INVESTING ACTIVITIES AND CAPITAL PROJECTS

Cash flows used for investing activities totaled $70.8 million over the last three years, $22.0 million in 2002, $28.8 million in 2001, and $20.1 million in 2000. All of these amounts were expended on capital projects except for investments and working capital advances, of $3.3 million in fiscal 2002, $5.8 million in fiscal 2001 and $3.3 million in fiscal 2000, to a joint venture created to manufacture and market asphalt products. The net negative cash flow for investing activities was offset by distributions to the Company from the Rio Grande Pipeline Company joint venture of $3.2 million in fiscal 2002, $0.1 million in fiscal 2001, and $2.4 million in fiscal 2000 and from distributions and working capital advance repayments from the asphalt joint venture of $8.5 million in fiscal 2002 and $5.6 million in fiscal 2001. The Company realized, during fiscal 2002, $4.5 million in proceeds from the sale of marketable equity securities.

The Company's capital budget adopted for 2003 totals $14.8 million - $6.5 million for additional costs relating to the hydrotreater project and refinery expansion, $3.2 million for other refinery improvements, $3.0 million for pipeline transportation projects, $.6 million for oil and gas exploration and production, and $1.5 million for information technology and other. The 2003 capital budget includes authorizations for some expenditures that are expected to be made after the close of the 2003 fiscal year. The Company expects to expend approximately $40 million in fiscal 2003 for capital improvements, which amount includes amounts authorized in previous fiscal years. This amount is expected to be allocated approximately $30 million for the hydrotreater project and the refinery expansion to an estimated 70,000 BPD described below, approximately $6 million for other refinery improvements, approximately $2 million for pipeline and transportation projects, and approximately $2 million for other projects, including information technology projects and oil and gas exploration and development. These expenditures include projects authorized in the Company's 2003 capital budget as well as expenditures authorized in prior capital budgets but expected to be carried out in fiscal 2003.

In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. This purchase gave the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. During the last three years, the Company spent approximately $15.3 million on relocation, engineering and equipment fabrication related to the hydrotreater project. The remaining costs to complete the hydrotreater project and the expansion project are estimated to be approximately $35.6 million. The Company expects that the hydrotreater project will be completed by December 2003. The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently adopted EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. In fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will provide sufficient capacity to recover the additional extracted sulfur that will result from operation of the hydrotreater.

Contemporaneous with the hydrotreater project, Navajo will be making necessary modifications to several of the Artesia processing units for the first phase of Navajo's expansion, which will increase crude oil refining capacity from 60,000 BPD to an estimated 70,000 BPD. The first phase of the expansion is expected to be completed by December 2003. Certain additional permits will be required to implement needed modifications at Navajo's Lovington, New Mexico refining facility which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility would also be completed by December 2003. The permits received by Navajo to date for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of Navajo's crude oil capacity from an estimated 70,000 BPD to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined. The total cost of the hydrotreater and expansion project to an estimated 70,000 BPD is expected to be approximately $56.0 million.

The Company leases from Mid-America Pipeline Company more than 300 miles of 8" pipeline running from Chaves County to San Juan County, New Mexico (the "Leased Pipeline"). The Company owns and operates a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield, New Mexico, which is located in the northwest corner of New Mexico and in Moriarty, which is 40 miles east of Albuquerque. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began in the last months of calendar 1999. In December 2001, the Company completed its expansion of the Moriarty terminal and its pumping capacity on the Leased Pipeline. The terminal expansion included the addition of gasoline and jet fuel to the existing diesel fuel delivery capabilities, thus permitting the Company to provide a full slate of light products to the growing Albuquerque and Santa Fe, New Mexico areas. The enhanced pumping capabilities on the Company's leased pipeline extending from the Artesia refinery through Moriarty to Bloomfield will permit the Company to deliver a total of over 45,000 BPD of light products to these locations. If needed, additional pump stations could further increase the pipeline's capabilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table presents long-term contractual obligations of the Company in total and by period due. These items include the Company's long-term debt based on maturity dates and the Company's operating lease commitments. The Company's operating leases contain renewal options that are not reflected in the table below and that are likely to be exercised.

                                                                      PAYMENTS DUE BY PERIOD
                                                       --------------------------------------------------
                                                        LESS THAN
CONTRACTUAL OBLIGATIONS                     TOTAL        1 YEAR      2-3 YEARS    4-5 YEARS  OVER 5 YEARS
-----------------------                   ----------   ----------   ----------   ----------  ------------
                                                                  (In thousands)
Long-term debt (stated maturities) ....   $   34,285   $    8,571   $   25,714   $       --   $       --
Operating leases ......................   $   29,020   $    6,091   $   11,976   $   10,666   $      287

In July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt and manufacturing assets to NK Asphalt Partners. Effective January 2002, the Company sold a 1% equity interest to the other joint venture partner, thereby reducing the Company's interest from 50% to 49%. All asphalt produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement. The Company is required to make additional contributions to the joint venture of up to $3,250,000 for each of the next eight years contingent on the earnings level of the joint venture. The Company expects to finance such contributions from its share of cash flows of the joint venture.

As part of the Consent Decree filed December 2001 implementing an agreement reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality, the Company is required to make investments at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment expected to total between $15 million and $20 million over a number of years.

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

In addition, the Company's profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Company. Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows.

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

In 1998, a Texaco, Inc. subsidiary completed a 16-inch refined products pipeline running from the Gulf Coast to Midland, Texas along a northern route (through Corsicana, Texas). This pipeline, now owned by Shell Pipeline Company, LP ("Shell"), is linked to a 6-inch pipeline, also owned by Shell, that is currently being used to transport to El Paso approximately 16,000 to 18,000 BPD of refined products that are produced on the Texas Gulf Coast (this volume replaces a similar volume produced in the Shell Oil Company refinery in Odessa, Texas, which was shut down in 1998). The Shell pipeline from the Gulf Coast to Midland has the potential to be linked to existing or new pipelines running from the Midland, Texas area to El Paso with the result that substantial additional volumes of refined products could be transported from the Gulf Coast to El Paso.

An additional potential source of pipeline transportation from Gulf Coast refineries to El Paso is the proposed Longhorn Pipeline. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is a Delaware limited partnership that includes affiliates of ExxonMobil Pipeline Company, BP Pipeline (North America), Inc., Williams Pipe Line Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and heavily populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area. At the date of this report, the Longhorn Pipeline has not begun operations. The Longhorn Pipeline did not operate in the period from late 1998 through July 2002 because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA") and Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. Additionally, the Longhorn Pipeline did not operate through July 2002 because it lacked valid easements from the Texas General Land Office for crossing certain stream and river beds and state-owned lands. Since July 2002 the Longhorn Pipeline has not been operating because Longhorn Partners has not completed certain agreed improvement projects and pre-start-up steps.

The March 1999 settlement agreement in the federal lawsuit that resulted in an injunction against operation of the Longhorn Pipeline required the preparation of an Environmental Assessment under the authority of the EPA and the DOT while the federal court retained jurisdiction. A final Environmental Assessment (the "Final EA") on the Longhorn Pipeline was released in November 2000. The Final EA was accompanied by a Finding of No Significant Impact that was conditioned on the implementation by Longhorn Partners of a proposed mitigation plan developed by Longhorn Partners which contained 40 mitigation measures, including the replacement of approximately 19 miles of pipe in the Austin area with new thick-walled pipe protected by a concrete barrier. Some elements of the proposed mitigation plan were required to be completed before the Longhorn Pipeline would be allowed to operate, with the remainder required to be completed later or to be implemented for as long as operations continued. The plaintiffs in the federal court lawsuit that resulted in the Environmental Assessment of the Longhorn Pipeline challenged the Final EA in further federal court proceedings that began in January 2001. One of the intervenor plaintiffs in the federal court lawsuit, the Lower Colorado River Authority ("LCRA"), entered into a settlement agreement with Longhorn Partners in 2001 under the terms of which Longhorn Partners agreed to implement specified additional mitigation measures relating to water supplies in certain areas of Central Texas and the LCRA agreed to dismiss with prejudice its participation as an intervenor in the federal court lawsuit. In July 2002, the federal court in Austin ruled that Longhorn's compliance with the Final EA would suffice under the federal National Environmental Policy Act law to allow the Longhorn Pipeline to begin operation. The court also subsequently ruled that the parties that had brought the challenge to the Longhorn Pipeline in federal court were the "prevailing parties" and that therefore Longhorn Partners and the federal government defendants should pay certain costs relating to the federal court litigation. The parties that were plaintiffs in the federal litigation, other than the LCRA, are taking an appeal to the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit") of the district court's ruling on the adequacy of the Final EA. In addition, the federal government defendants in the federal court lawsuit are cross-appealing to the Fifth Circuit the trial court's ruling concerning payment of certain costs. At the date of this report, it is not possible to predict the outcome of these appeals.

In December 2001, prior to the federal court's ruling on the adequacy of the Final EA, Longhorn Partners began construction to implement mitigation measures required by the Final EA and the settlement with the LCRA. Published reports indicate that this construction continued until late July 2002, when the construction activities were halted before completion of the project. The latest public statements from Longhorn Partners indicate that Longhorn Partners is seeking additional financing to complete the project and that the project will not begin operations until after December 2002.

If the Longhorn Pipeline is allowed to operate as currently proposed, the substantially lower requirement for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets; any effects on the Company's markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the next few years because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and on-going enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand such a period of lower prices and margins. However, the Company's results of operations could be adversely impacted if the Longhorn Pipeline were allowed to operate as currently proposed. It is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline will ultimately be operated, nor is it possible to predict the consequences for the Company of Longhorn Pipeline's operations if they occur.

In August 1998, a lawsuit (the "El Paso Lawsuit") was filed by Longhorn Partners in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company complained of in the El Paso

Lawsuit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for the Environmental Assessment of the Longhorn Pipeline. The Company believes that the El Paso Lawsuit is wholly without merit and plans to continue to defend itself vigorously. However, because of the size of the damages claimed and in spite of the apparent lack of merit in the claims asserted, the El Paso Lawsuit has created problems for the Company, including the exclusion of the Company from the possibility of certain types of major corporate transactions, an adverse impact on the cost and availability of debt financing for Company operations, and what appears to be a continuing adverse effect on the market price of the Company's common stock. In August 2002, the Company filed a lawsuit in New Mexico state court in Carlsbad, New Mexico (the "Carlsbad Lawsuit") against Longhorn Partners and its major owners concerning the El Paso Lawsuit; the Carlsbad Lawsuit seeks actual and punitive damages for tortious interference with existing business relations, malicious abuse of process, unfair competition, prima facie tort and conspiracy. For additional information on the El Paso Lawsuit and the Carlsbad Lawsuit, see Item 3, "Legal Proceedings."

Other legal proceedings that could affect future results are described in Item 3, "Legal Proceedings."

In March 2000, Equilon Pipeline Company, LLC (whose successor is Shell Pipeline Company, LP) announced a 500-mile pipeline, called the "New Mexico Products Pipeline System" to carry gasoline and other refined fuels from the Odessa, Texas area to Bloomfield, New Mexico. It was announced that the pipeline would have a capacity of 40,000 BPD and shipments would begin in 2001. In addition to the pipeline, a product terminal would be built in Moriarty, New Mexico. This system would have access to products manufactured at Gulf Coast refineries and could result in an increase in the supply of products to some of the Company's markets. This project has been delayed because of the requirement announced in August 2000 that an environmental impact study be completed on the proposed project.

An additional factor that could affect some of the Company's markets is excess pipeline capacity from the West Coast into the Company's Arizona markets after the expansion in 1999 of the pipeline from the West Coast to Phoenix. If refined products become available on the West Coast in excess of demand in that market, additional products may be shipped into the Company's Arizona markets with resulting possible downward pressure on refined product prices in these markets. The availability of refined products on the West Coast for shipment to Phoenix may however be reduced by the effects on West Coast gasoline supplies of the scheduled ban in California on the use of MTBE as a constituent of gasoline after 2003.

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

The common carrier pipelines used by the Company to serve the Arizona and Albuquerque markets are currently operated at or near capacity and are subject to proration. As a result, the volumes of refined products that the Company and other shippers have been able to deliver to these markets have been limited. The flow of additional products into El Paso for shipment to Arizona, either as a result of the Longhorn Pipeline or otherwise, could further exacerbate such constraints on deliveries to Arizona. No assurances can be given that the Company will not experience future constraints on its ability to deliver its products through the common carrier pipeline to Arizona. Any future constraints on the Company's ability to transport its refined products to Arizona could, if sustained, adversely affect the Company's results of operations and financial condition. Kinder Morgan's SFPP, L.P. ("SFPP"), the owner of the common carrier pipelines running from El Paso to Tucson and Phoenix, has recently proposed to expand the capacity of these pipelines by approximately 54,000 BPD. Under the announced schedule, the expansion would be completed by early 2005. According to a September 2002 filing by SFPP with the Federal Energy Regulatory Commissions ("FERC"), this project is contingent on obtaining a favorable ruling from FERC concerning tariff rates to be allowed on the pipelines after completion of the expansion. For the Company, the proposed expansion would permit the shipment of additional refined products to markets in Arizona, but pipeline tariffs would likely be higher and the expansion would also permit additional shipments by competing suppliers. The ultimate effects of the proposed pipeline expansion on the Company cannot presently be estimated.

In the case of the Albuquerque market, the common carrier pipeline used by the Company to serve this market currently operates at or near capacity with resulting limitations on the amount of refined products that the Company and other shippers can deliver. As described above under "Cash Flows for Investing Activities and Capital Projects," the Company has leased from Mid-America Pipeline Company a pipeline running from near the Navajo Refinery to the Albuquerque vicinity and Bloomfield, New Mexico. The Company operates a 12" pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield, NM, which is located in the northwest corner of New Mexico, and in Moriarty, which is 40 miles east of Albuquerque. Transportation of petroleum products to markets in northwest New Mexico and diesel fuels to Moriarty began at the end of calendar 1999. In December 2001, the Company completed its expansion of the Moriarty terminal and its pumping capacity on the Lease Pipelines. The terminal expansion included the addition of gasoline and jet fuel to the existing diesel fuel delivery capabilities, thus permitting the Company to provide a full slate of light products to the growing Albuquerque and Santa Fe, New Mexico area. The enhanced pumping capabilities on the Company's leased pipeline extending from the Artesia refinery through Moriarty to Bloomfield will permit the Company to deliver a total of over 45,000 BPD of light products to these locations. If needed, additional pump stations could further increase the pipeline's capabilities. Completion of this project at Moriarty allows the Company to transport gasoline and jet fuel directly to the Albuquerque area on the leased pipeline, thereby eliminating third party tariff expenses and the risk of future pipeline constraints on shipments to Albuquerque. Any future constraints on the Company's ability to transport its refined products to Arizona or Albuquerque could, if sustained, adversely affect the Company's results of operations and financial condition.

Effective January 1, 1995, certain cities in the country were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires the equivalent of RFG (or an alternative clean burning gasoline formula), although this requirement could be implemented in other markets over time. Phoenix adopted the even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in late 2000. Completion of the hydrotreater project, described above under "Cash Flows for Investing Activities and Capital Projects," will enhance higher value light product yields and expand the Company's ability to produce more gasoline which meets the present CARB standards in the Company's Phoenix market and meets the recently proposed EPA nationwide Low-Sulfur Gasoline requirements that become effective in 2004. These new requirements, other requirements of the federal Clean Air Act, or other presently existing or future environmental regulations could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements.

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

The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In the quarter ended January 31, 2001, the Company entered into energy commodity futures contracts to hedge certain commitments to purchase crude oil and deliver gasoline in March 2001. The hedge was intended to help protect the Company from the risk that refining margins with respect to the hedged gasoline sales would decline.

During the year ended July 31, 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas in March 2001 and from May 2001 to May 2002. These transactions were designated as cash flow hedges related to the purchase of 1.2 million MMBtu, approximately 50% of the forecasted natural gas purchases for the Navajo Refinery. The price swaps and collar options effectively established minimum and maximum prices to be paid for the portion of natural gas hedged of $5.29 and $5.63 per MMBtu, respectively. At July 31, 2001, included in comprehensive income, was a loss of $2.1 million, as the values of the outstanding hedges were marked to the current fair value. In fiscal 2002, the Company recorded net adjustments of $2.1 million to comprehensive income, which included actual losses of approximately $3.3 million that were reclassified from comprehensive income to operating expenses as the transactions occurred under the swap and collar arrangements. At July 31, 2002, there were no commodity price swaps or collar options outstanding.

At July 31, 2002, the Company had outstanding unsecured debt of $34.3 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is approximately two years and such debt represents less than 15% of the Company's total capitalization. As the interest rates on the Company's bank borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. There were no bank borrowings during fiscal 2002 or fiscal 2001. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A ten percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow since the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement, if any, and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year would not materially impact the Company's financial condition since the average maturity of the Company's long-term debt is approximately two years, such debt represents less than 15% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

The Company's operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. The Company maintains various insurance coverages, including business interruption insurance, subject to certain deductibles. The Company is not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in the judgment of the Company, do not justify such expenditures. At the current time the Company is not fully insured for terrorism since in the judgment of the Company, premium costs in the current insurance market do not justify such expenditures. Shortly after the events of September 11, 2001, the Company completed a security assessment of its principal facilities. Several security measures identified in the assessment have been implemented and others are in the process of being implemented. Because of recent changes in insurance markets, insurance coverages available to the Company are becoming more costly and in some cases less available. So long as this current trend continues, the Company expects to incur higher insurance costs and anticipates that, in some cases, it will be necessary to reduce somewhat the extent of insurance coverages because of reduced insurance availability at acceptable premium costs.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 142 "Goodwill and Other Intangible Assets"
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however, all goodwill and intangible assets acquired after June 30, 2001, are immediately subject to the provisions of this statement. The Company will adopt the standard effective August 1, 2002 and believes that there will be no material effect on its financial condition, results of operations, or cash flows.

SFAS No. 143 "Accounting for Asset Retirement Obligations"
In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company will adopt the standard effective August 1, 2002 and believes that there will be no material effect on its financial condition, results of operations, or cash flows.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"
In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company will adopt the standard effective August 1, 2002 and believes that there will be no material effect on its financial condition, results of operations, or cash flows.

SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities"
In June 2002, FASB issued SFAS No. 146, "Accounting for Certain Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of liabilities. This differs from EITF 94-3 which stated that liabilities for exit costs were to be recognized as of the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, though early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its financial condition, results of operations, or cash flows upon adoption.

The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of July 31, 2002, the Company had approximately $13.8 million of deferred maintenance costs which are being amortized at a rate of approximately $691,000 per month. If this proposed Statement of Position had been adopted in its current form, as of July 31, 2002, the Company would have been required to expense, as of July 31, 2002, $13.8 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   Index to Consolidated Financial Statements

                                                                    Page
                                                                  Reference
                                                                  ---------

        Report of Independent Auditors.....................           35

        Consolidated Balance Sheet at July 31,
           2002 and 2001....................................          36

        Consolidated Statement of Income for the
           years ended July 31, 2002, 2001 and 2000.........          37

        Consolidated Statement of Cash Flows for
           the years ended July 31,
           2002, 2001 and 2000..............................          38

        Consolidated Statement of Stockholders' Equity
           for the years ended July 31, 2002, 2001
           and 2000.........................................          39

        Consolidated Statement of Comprehensive
            Income for the years ended
           July 31, 2002, 2001, and 2000....................          40

        Notes to Consolidated Financial
           Statements.......................................          41

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
and Stockholders of Holly Corporation

We have audited the accompanying consolidated balance sheet of Holly Corporation at July 31, 2002 and 2001, and the related consolidated statements of income, cash flows, stockholders' equity and comprehensive income for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at July 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ ERNST & YOUNG LLP


Dallas, Texas
September 19, 2002

                                HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                         JULY 31,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
                                                                      (In thousands)
                ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................   $     71,630    $     65,840
   Accounts receivable (Notes 3 and 7)  ....................        135,395         146,074
   Inventories (Notes 4 and 7) .............................         45,308          50,136
   Income taxes receivable .................................          8,699           3,514
   Prepayments and other ...................................         17,812          18,566
                                                               ------------    ------------
        TOTAL CURRENT ASSETS ...............................        278,844         284,130
Properties, plants and equipment, net (Note 5) .............        199,461         184,155
Investments in and advances to joint ventures (Note 6)  ....         15,732          16,303
Other assets ...............................................          8,269           5,841
                                                               ------------    ------------
        TOTAL ASSETS .......................................   $    502,306    $    490,429
                                                               ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable (Note 3) ...............................   $    185,058    $    181,182
   Accrued liabilities (Notes 10 and 13) ...................         25,342          31,985
   Income taxes payable ....................................             --           4,661
   Current maturities of long-term debt (Note 7) ...........          8,571           8,571
                                                               ------------    ------------
        TOTAL CURRENT LIABILITIES ..........................        218,971         226,399
Deferred income taxes (Note 8) .............................         29,065          28,010
Long-term debt, less current maturities (Note 7) ...........         25,714          34,286
Commitments and contingencies (Notes 12 and 13)
STOCKHOLDERS' EQUITY (Notes 7 and 9)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued ........................             --              --
   Common stock, $.01 par value - 20,000,000 shares
     authorized; 16,759,396 and 16,580,096 shares
     issued as of July 31, 2002 and 2001 ...................            168             166
   Additional capital ......................................         14,013          11,568
   Retained earnings .......................................        223,770         198,118
                                                               ------------    ------------
                                                                    237,951         209,852
   Common stock held in treasury, at cost - 1,197,968
     and 1,099,468 shares as of July 31, 2002 and 2001 .....         (9,395)         (7,793)
   Accumulated other comprehensive loss ....................             --            (325)
                                                               ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY .........................        228,556         201,734
                                                               ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $    502,306    $    490,429
                                                               ============    ============

See accompanying notes.

                                HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   YEARS ENDED JULY 31,
                                                       --------------------------------------------
                                                           2002            2001            2000
                                                       ------------    ------------    ------------
                                                         (In thousands, except per share data)

SALES AND OTHER REVENUES (NOTE 15) .................   $    888,906    $  1,142,130    $    965,946

OPERATING COSTS AND EXPENSES
   Cost of products sold ...........................        698,245         871,321         800,663
   Operating expenses ..............................         96,289         100,410          88,550
   Selling, general and administrative expenses ....         22,248          23,123          20,724
   Depreciation, depletion and amortization ........         27,699          27,327          27,496
   Exploration expenses, including dry holes .......          1,379           2,042           1,729
   Voluntary early retirement costs (Note 10) ......             --              --           6,783
                                                       ------------    ------------    ------------
        TOTAL OPERATING COSTS AND EXPENSES .........        845,860       1,024,223         945,945
                                                       ------------    ------------    ------------
INCOME FROM OPERATIONS .............................         43,046         117,907          20,001

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ............          7,753           5,302           1,586
   Interest income .................................          1,528           2,513             761
   Interest expense (Note 7) .......................         (2,953)         (4,980)         (5,914)
   Other income (Note 16) ..........................          1,522           1,153           2,200
                                                       ------------    ------------    ------------
                                                              7,850           3,988          (1,367)
                                                       ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .........................         50,896         121,895          18,634

Income tax provision (benefit) (Note 8)
   Current .........................................         14,533          44,577          11,319
   Deferred ........................................          4,334           3,868          (4,130)
                                                       ------------    ------------    ------------
                                                             18,867          48,445           7,189
                                                       ------------    ------------    ------------
NET INCOME .........................................   $     32,029    $     73,450    $     11,445
                                                       ============    ============    ============


NET INCOME PER COMMON SHARE - BASIC ................   $       2.06    $       4.84    $       0.71
                                                       ============    ============    ============

NET INCOME PER COMMON SHARE - DILUTED ..............   $       2.01    $       4.77    $       0.71
                                                       ============    ============    ============

CASH DIVIDENDS PAID PER COMMON SHARE ...............   $       0.41    $       0.37    $       0.34
                                                       ============    ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic ...........................................         15,560          15,187          16,131
   Diluted .........................................         15,971          15,387          16,131

See accompanying notes.

                                HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

STATEMENT OF CASH FLOWS

                                                                             YEARS ENDED JULY 31,
                                                                 --------------------------------------------
                                                                     2002            2001           2000
                                                                 ------------    ------------    ------------
                                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................   $     32,029    $     73,450    $     11,445
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ..............         27,699          27,327          27,496
       Deferred income taxes .................................          4,334           3,868          (4,130)
       Equity in earnings of joint ventures ..................         (7,753)         (5,302)         (1,586)
       Dry hole costs and leasehold impairment ...............            289             955             663
       (Increase) decrease in current assets
         Accounts receivable .................................         10,107          44,821         (66,464)
         Inventories .........................................          4,828           6,463          (2,603)
         Income taxes receivable .............................         (5,185)         (3,514)             --
         Prepayments and other ...............................         (4,186)           (378)             72
       Increase (decrease) in current liabilities
         Accounts payable ....................................          3,876         (42,688)         79,583
         Accrued liabilities .................................         (4,630)          6,967           8,268
         Income taxes payable ................................         (4,661)         (1,516)         (2,029)
       Turnaround expenditures ...............................        (13,931)         (4,820)         (3,289)
       Other, net ............................................           (969)              8            (622)
                                                                 ------------    ------------    ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ............         41,847         105,641          46,804

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt .................................         (8,572)        (13,738)        (13,746)
   Debt issuance costs .......................................             --            (829)           (764)
   Issuance of common stock upon exercise of stock options ...          2,447           5,515              --
   Purchase of treasury stock ................................         (1,602)             --          (7,224)
   Cash dividends ............................................         (6,377)         (5,625)         (5,493)
                                                                 ------------    ------------    ------------
        NET CASH USED FOR FINANCING ACTIVITIES ...............        (14,104)        (14,677)        (27,227)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment .............        (35,313)        (28,571)        (19,261)
   Investments and advances to joint ventures ................         (3,250)         (5,874)         (3,282)
   Distributions and repayments from joint ventures ..........         11,650           5,693           2,400
   Proceeds from sale of marketable equity securities ........          4,500              --              --
   Other .....................................................            460              --              --
                                                                 ------------    ------------    ------------
        NET CASH USED FOR INVESTING ACTIVITIES ...............        (21,953)        (28,752)        (20,143)
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE YEAR ..........................          5,790          62,212            (566)
   Beginning of year .........................................         65,840           3,628           4,194
                                                                 ------------    ------------    ------------
   END OF YEAR ...............................................   $     71,630    $     65,840    $      3,628
                                                                 ============    ============    ============

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                                  COMPREHENSIVE       TOTAL
                                      COMMON       ADDITIONAL       RETAINED        TREASURY         INCOME       STOCKHOLDERS'
                                       STOCK         CAPITAL        EARNINGS         STOCK           (LOSS)          EQUITY
                                   ------------   ------------    ------------   -------------    -------------   -------------
                                                                         (In thousands)

BALANCE AT JULY 31, 1999 .......   $         87   $      6,132    $    124,341    $       (569)   $     (1,111)   $    128,880
Net income .....................             --             --          11,445              --              --          11,445
Dividends paid .................             --             --          (5,493)             --              --          (5,493)
Other comprehensive income .....             --             --              --              --           1,973           1,973
Purchase of treasury stock .....             --             --              --          (7,224)             --          (7,224)
                                   ------------   ------------    ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2000 .......             87          6,132         130,293          (7,793)            862         129,581
Net income .....................             --             --          73,450              --              --          73,450
Dividends paid .................             --             --          (5,625)             --              --          (5,625)
Other comprehensive loss .......             --             --              --              --          (1,187)         (1,187)
Issuance of common stock upon
  exercise of stock options ....              1          5,514              --              --              --           5,515
Two-for-one stock split ........             78            (78)             --              --              --              --
                                   ------------   ------------    ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2001 .......            166         11,568         198,118          (7,793)           (325)        201,734
Net income .....................             --             --          32,029              --              --          32,029
Dividends paid .................             --             --          (6,377)             --              --          (6,377)
Other comprehensive income .....             --             --              --              --             325             325
Issuance of common stock upon
  exercise of stock options ....              2          2,445              --              --              --           2,447
Purchase of treasury stock .....             --             --              --          (1,602)             --          (1,602)
                                   ------------   ------------    ------------    ------------    ------------    ------------
BALANCE AT JULY 31, 2002 .......   $        168   $     14,013    $    223,770    $     (9,395)   $         --    $    228,556
                                   ============   ============    ============    ============    ============    ============

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                           YEARS ENDED JULY 31,
                                                               --------------------------------------------
                                                                   2002            2001            2000
                                                               ------------    ------------    ------------
                                                                             (In thousands)

NET INCOME .................................................   $     32,029    $     73,450    $     11,445
Other comprehensive income (loss)
   Unrealized income on securities available for sale ......             --              88           3,281
   Reclassification adjustment to net income on sale of
    equity securities ......................................         (1,522)             --              --
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments .......         (1,188)         (2,669)             --
      Reclassification adjustment into net income ..........          3,250             607              --
                                                               ------------    ------------    ------------
   Total gain (loss) on cash flow hedges ...................          2,062          (2,062)             --
                                                               ------------    ------------    ------------
  Other comprehensive income (loss) before income taxes ....            540          (1,974)          3,281
   Income tax provision (benefit) ..........................            215            (787)          1,308
                                                               ------------    ------------    ------------
Other comprehensive income (loss) ..........................            325          (1,187)          1,973
                                                               ------------    ------------    ------------
TOTAL COMPREHENSIVE INCOME .................................   $     32,354    $     72,263    $     13,418
                                                               ============    ============    ============

See accompanying notes.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Holly Corporation, and its consolidated subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is principally an independent petroleum refiner, which produces high value refined products such as gasoline, diesel fuel and jet fuel. Navajo Refining Company, L.P., ("Navajo"), one of the Company's wholly-owned subsidiaries, owns a high-conversion petroleum refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the "Navajo Refinery"). The Navajo Refinery has a crude capacity of 60,000 barrels-per-day ("BPD"), can process a variety of sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery in Great Falls, Montana ("Montana Refinery"), which can process a variety of sour crude oils and which primarily serves markets in Montana. In conjunction with its refining operations, the Company operates approximately 1,400 miles of pipelines as part of the supply and distribution network of the refineries. In recent years, the Company has made an effort to develop and expand a pipeline transportation segment which generates revenues from unaffiliated parties. The pipeline transportation operations include approximately 1,000 miles of pipelines, of which approximately 400 miles are also used as part of the supply and distribution network of the Navajo Refinery. Additionally, the Company has a 25% interest in Rio Grande Pipeline Company, which provides transportation of liquid petroleum gases ("LPG") to northern Mexico, and a 49% interest (50% prior to January 1, 2002) in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The Company also conducts a small-scale oil and gas exploration and production program and has a small investment in a joint venture operating retail gasoline stations and convenience stores in Montana.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiary corporations, partnerships and limited liability companies. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain reclassifications have been made in the 2001 notes to consolidated financial statements to conform to the classifications used in 2002.

CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

ACCOUNTS RECEIVABLE: The majority of the accounts receivable are due from companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Credit losses are charged to income when accounts are deemed uncollectible and consistently have been minimal.

INVENTORIES: Inventories are stated at the lower of cost, using the last-in, first-out ("LIFO") method for crude oil and refined products and the average cost method for materials and supplies, or market.

LONG-LIVED ASSETS: The Company evaluates long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset's carrying value exceeds its fair value. No impairments of long-lived assets were recorded during the fiscal years ended July 31, 2002, 2001 and 2000.

INVESTMENTS IN JOINT VENTURES: The Company accounts for investments in and earnings from joint ventures where it has ownership of 50% or less using the equity method.

INVESTMENTS IN EQUITY SECURITIES: Investments in equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses, net of tax, recorded as other comprehensive income.

REVENUE RECOGNITION: Refined product sales and related cost of sales are recognized when products are shipped and title has passed to customers. Pipeline transportation revenues are recognized as products are shipped through Company operated pipelines. Crude oil buy/sell exchanges are customarily used in association with operation of the pipelines, with only the net differential of such transactions reflected as revenues. Additional

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


pipeline transportation revenues result from the lease of an interest in the capacity of a Company operated pipeline. All revenues are reported inclusive of shipping and handling costs billed and exclusive of excise taxes. Shipping and handling costs incurred are reported in cost of goods sold. Intercompany sales are eliminated in consolidation and were insignificant.

DEPRECIATION: Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 10 to 16 years for refining and pipeline terminal facilities, 23 to 33 years for certain regulated pipelines and 3 to 10 years for corporate and other assets.

TURNAROUND COSTS: Turnarounds consist of preventive maintenance on major processing units as well as the shutdown and restart of all units, and generally are scheduled at two to five year intervals. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround.

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

OIL AND GAS EXPLORATION AND DEVELOPMENT: The Company accounts for the acquisition, exploration, development and production costs of its oil and gas activities using the successful efforts method of accounting. Lease acquisition costs are capitalized; undeveloped leases are written down when determined to be impaired and written off upon expiration or surrender. Geological and geophysical costs and delay rentals are expensed as incurred. Exploratory well costs are initially capitalized, but if the effort is unsuccessful, the costs are charged against earnings. Development costs, whether or not successful, are capitalized. Productive properties are stated at the lower of amortized cost or estimated realizable value of underlying proved oil and gas reserves. Depreciation, depletion and amortization of such properties is computed by the units-of-production method. At July 31, 2002, the Company did not own a material amount of proven reserves.

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

DERIVATIVE INSTRUMENTS: Effective as of August 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. See Note 11 for additional information on derivative instruments and hedging activities.

NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 142 "Goodwill and Other Intangible Assets"
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however, all goodwill and intangible assets acquired after June 30, 2001, are immediately subject to the provisions of this statement. The Company will adopt the standard effective

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


August 1, 2002 and believes that this statement will have no material effect on its financial condition, results of operations or cash flows.

SFAS No. 143 "Accounting for Asset Retirement Obligations"
In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company will adopt the standard effective August 1, 2002 and believes that this statement will have no material effect on its financial condition, results of operations or cash flows.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"
In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company will adopt the standard effective August 1, 2002 and believes that this statement will have no material effect on its financial condition, results of operations or cash flows.

SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities"
In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of liabilities. This differs from EITF 94-3 which stated that liabilities for exit costs were to be recognized as of the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, though early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its financial condition, results of operations or cash flows upon adoption.

The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of July 31, 2002, the Company had approximately $13.8 million of deferred maintenance costs which are being amortized at a rate of approximately $691,000 per month. If this proposed Statement of Position had been adopted in its current form as of July 31, 2002, the Company would have been required to expense, as of July 31, 2002, $13.8 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

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

                                                         YEARS ENDED JULY 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------
                                                (In thousands, except per share data)

Net income ...............................   $     32,029   $     73,450   $     11,445

Average number of shares of common
  stock outstanding ......................         15,560         15,187         16,131
Effect of dilutive stock options .........            411            200             --
                                             ------------   ------------   ------------
Average number of shares of common
  stock outstanding assuming dilution ....         15,971         15,387         16,131
                                             ============   ============   ============

Income per share - basic .................   $       2.06   $       4.84   $       0.71
                                             ============   ============   ============

Income per share - diluted ...............   $       2.01   $       4.77   $       0.71
                                             ============   ============   ============

On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. During fiscal 2002, 98,500 shares were repurchased for approximately $1,602,000 or $16.26 per share. In fiscal 2003, an additional 63,500 shares were repurchased through September 19, 2002 for approximately $1,058,000 or $16.66 per share.

NOTE 3: ACCOUNTS RECEIVABLE

                                             JULY 31,
                                   ---------------------------
                                       2002           2001
                                   ------------   ------------
                                         (In thousands)
Product and transportation .....   $     46,929   $     50,364
Crude oil resales ..............         88,466         95,710
                                   ------------   ------------
                                   $    135,395   $    146,074
                                   ============   ============

Crude oil resales accounts receivable represent the sell side of reciprocal crude oil buy/sell exchange arrangements, with an approximate like amount reflected in accounts payable. The net differential of these crude oil buy/sell exchanges involved in supplying crude oil to the refineries is reflected in cost of sales and results principally from crude oil type and location differences. The net differential of crude oil buy/sell exchanges involved in pipeline transportation is reflected in revenue since the exchanges were entered into as a means of compensation for pipeline services.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: INVENTORIES

                                                 JULY 31,
                                       ---------------------------
                                           2002           2001
                                       ------------   ------------
                                              (In thousands)

Crude oil and refined products .....   $     35,120   $     40,044
Materials and supplies .............         10,188         10,092
                                       ------------   ------------
                                       $     45,308   $     50,136
                                       ============   ============

The excess of current cost over the LIFO value of inventory was $30,148,000 at July 31, 2002 and $28,861,000 at July 31, 2001. The Company recognized $2,253,000 and $3,796,000 in income in 2002 and 2001 respectively resulting from liquidations of certain LIFO inventory quantities that were carried at lower costs as compared to current costs in 2002 and 2001.

NOTE 5: PROPERTIES, PLANTS AND EQUIPMENT

                                                                        JULY 31,
                                                              ----------------------------
                                                                  2002             2001
                                                              ------------    ------------
                                                                     (In thousands)

Land, buildings and improvements ..........................   $     15,082    $     14,101
Refining facilities .......................................        210,806         207,004
Pipelines and terminals ...................................        119,581         104,314
Transportation vehicles ...................................         16,595          10,898
Oil and gas exploration and development ...................         14,729          21,708
Other fixed assets ........................................          9,244           8,040
Construction in progress ..................................         24,950          18,718
                                                              ------------    ------------
                                                                   410,987         384,783
Accumulated depreciation, depletion and amortization ......       (211,526)       (200,628)
                                                              ------------    ------------
                                                              $    199,461    $    184,155
                                                              ============    ============

During fiscal years ended July 31, 2002 and 2001, the Company capitalized $1,138,000 and $894,000 respectively of interest related to major construction projects.

NOTE 6: INVESTMENTS IN JOINT VENTURES

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

In fiscal 2000, the Company entered into a joint venture to manufacture and market asphalt products from various terminals in Arizona and New Mexico. The Company currently has a 49% interest in the joint venture and accounts for earnings using the equity method. In fiscal 2000, the Company contributed cash of $2,182,000, inventories with a net book value of $928,000 and properties with a net book value of $4,311,000 for a 50% ownership interest in the joint venture. Effective January 2002, the Company sold 1% of its 50% equity interest

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to the other joint venture partner. The Company is required to make additional contributions to the joint venture of up to $3,250,000 for each of the next eight years contingent on the earnings level of the joint venture.

The Company's Navajo Refinery sells at market prices all of its produced asphalt to the NK Partners joint venture. Sales to the joint venture during the fiscal years ended July 31, 2002, 2001 and 2000 were $22.6 million, $25.3 million and $1.4 million, respectively.

NK Asphalt Partners Joint Venture (Unaudited):

                                         JULY 31,
                               ---------------------------
                                   2002            2001
                               ------------   ------------
                                     (In thousands)

Current assets .............   $     24,631   $     28,866
Other assets ...............         13,263         14,468
                               ------------   ------------
Total ......................   $     37,894   $     43,334
                               ============   ============

Current liabilities ........   $      8,878   $     13,969
Long-term liabilities ......             51             75
Equity .....................         28,965         29,290
                               ------------   ------------
Total ......................   $     37,894   $     43,334
                               ============   ============


Sales (net) ................   $     86,596   $     92,775
                               ============   ============

Gross Profit ...............   $     22,618   $     20,551
                               ============   ============

Income from operations .....   $     13,217   $      9,264
                               ============   ============

Net income before taxes ....   $     13,425   $      9,184
                               ============   ============

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7: DEBT

                                                      JULY 31,
                                            ----------------------------
                                                2002            2001
                                            ------------    ------------
                                                   (In thousands)
Senior Notes
  Series C ..............................   $     22,285    $     27,857
  Series D ..............................         12,000          15,000
                                            ------------    ------------
                                                  34,285          42,857
Current maturities of long-term debt ....         (8,571)         (8,571)
                                            ------------    ------------
                                            $     25,714    $     34,286
                                            ============    ============

SENIOR NOTES: In November 1995, the Company completed the funding from a group of insurance companies of a new private placement of Senior Notes in the amount of $39 million and the extension of $21 million of previously outstanding Senior Notes. The $39 million Series C Notes have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at 7.62%. The $21 million Series D Notes, have a 10-year life, require equal annual principal payments beginning December 15, 1999, and bear interest at an initial rate of 10.16%, with reductions to 7.82% for the periods subsequent to June 15, 2001. The Senior Notes are unsecured and the note agreements impose certain restrictive covenants, including limitations on liens, additional indebtedness, sales of assets, investments, business combinations and dividends, which collectively are less restrictive than the terms of the bank Credit Agreement.

CREDIT AGREEMENT: In April 2000, the Company and its subsidiaries entered into a credit agreement ("Credit Agreement") with a group of banks. The Credit Agreement was scheduled to expire on October 10, 2001, however the Company and the banks entered into an amendment to the Credit Agreement in April 2001, to extend the expiration date. The expiration date of the Credit Agreement was to be October 10, 2003 if there was a satisfactory resolution in the Longhorn Suit (see Note 13) prior to October 10, 2002 and October 10, 2002 if there was not such a satisfactory resolution by October 10, 2002. In August 2002, the Company and the banks entered into an amendment to the Credit Agreement reducing their commitment from $90 million to $75 million and extending the expiration date. The expiration of the Credit Agreement will be October 10, 2004 if there is a satisfactory resolution of the Longhorn suit prior to October 10, 2003 and will be October 10, 2003 if there is not a satisfactory resolution by October 10, 2003. The Credit Agreement now provides a $75 million facility for letters of credit or for direct borrowings of $37.5 million. Interest on borrowings is based upon, at the Company's option, (i) the higher of the agent bank's prime rate plus a margin ranging from .25% to 1% or the Federal funds rate plus .50% per annum; or (ii) the London interbank offered rate ("LIBOR") plus a margin ranging from 1.25% to 2.5%. A fee ranging from 1.25% to 2.5% per annum is payable on the outstanding balance of all letters of credit and a commitment fee ranging from .30% to .50% per annum is payable on the unused portion of the facility. Such interest rate margins and fees are determined based on a quarterly calculation of the ratio of cash flow to debt of the Company. Until there is a satisfactory resolution of the Longhorn Suit, the minimum interest rate margins and fees will be near the highest amounts indicated. The borrowing base, which secures the facility, consists of accounts receivable and inventory, and at the option of the Company, cash and cash equivalents. The Credit Agreement imposes certain requirements, including: (i) a prohibition of other indebtedness in excess of $5 million with exceptions for, among other things, indebtedness under the Company's Senior Notes; (ii) maintenance of certain levels of net worth, working capital and a cash-flow-to-debt ratio; (iii) limitations on investments, capital expenditures and dividends; and (iv) a prohibition of changes in controlling ownership.

At July 31, 2002, the Company had outstanding letters of credit totaling $19,185,000, and no borrowings outstanding. At that level of usage, the unused commitment under the current Credit Agreement would be $55,815,000, which could be used for letters of credit or for additional direct borrowings of $37,500,000.

The average and maximum amounts outstanding and the effective average interest rate for borrowings under the Company's current and prior credit agreements were as follows:

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  YEARS ENDED JULY, 31
                                       ------------------------------------------
                                           2002           2001           2000
                                       ------------   ------------   ------------
                                                     (In thousands)

Average amount outstanding .........   $         --   $         --   $        784
Maximum balance ....................   $         --   $         --   $     11,000
Effective average interest rate ....             --             --            9.5%

The Senior Notes and Credit Agreement restrict investments and distributions, including dividends. Under the most restrictive of these covenants, at July 31, 2002 approximately $43.5 million was available for the payment of dividends, subject to a maximum of $10 million per fiscal year which is permitted under the current Credit Agreement.

Maturities of long-term debt for the next five fiscal years are as follows: 2003
- $8,571,000; 2004 - $8,571,000; 2005 - $8,571,000; 2006 - $8,571,000 and 2007 -
none.

The Company made interest payments of $3,765,501 in 2002, $5,552,000 in 2001, and $6,192,000 in 2000.

Based on the borrowing rates that the Company believes would be available for replacement loans with similar terms and maturities of the debt of the Company now outstanding, the Company estimates fair value of long-term debt including current maturities to be approximately equal to the amount currently on the balance sheet of $34.3 million at July 31, 2002.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following:

                                YEARS ENDED JULY 31,
                     ------------------------------------------
                         2002           2001           2000
                     ------------   ------------   ------------
                                   (In thousands)
Current
  Federal ........   $     12,317   $     36,337   $      9,166
  State ..........          2,216          8,240          2,153
Deferred
  Federal ........          4,072          3,184         (3,302)
  State ..........            262            684           (828)
                     ------------   ------------   ------------
                     $     18,867   $     48,445   $      7,189
                     ============   ============   ============

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

                                                                  YEARS ENDED JULY 31,
                                                      --------------------------------------------
                                                          2002            2001            2000
                                                      ------------    ------------    ------------
                                                                     (In thousands)

Tax computed at statutory rate ....................   $     17,814    $     42,663    $      6,522
State income taxes, net of federal tax benefit ....          1,985           5,942             908
Other .............................................           (932)           (160)           (241)
                                                      ------------    ------------    ------------
                                                      $     18,867    $     48,445    $      7,189
                                                      ============    ============    ============

Prior to the acquisition of MRC by the Company, operations of the corporation that was the sole limited partner of MRC resulted in unused net operating loss carryforwards of approximately $9,000,000, which are expected to be available to the Company to a limited extent each year through 2006. As of July 31, 2002, approximately $2,100,000 of these net operating loss carryforwards remain available to offset future income. In fiscal 2002, the Company recognized a benefit of approximately $455,000 associated with these net operating loss carryforwards for losses it believes are more likely than not to be realized by the Company in future years. For financial reporting purposes, the unrecognized portion of the benefit of these net operating loss carryforwards is being offset against contingent future payments of up to $95,000 per year through 2005 relating to the acquisition of such corporation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company's deferred income tax assets and liabilities as of July 31, 2002 and 2001 are as follows:

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     JULY 31, 2002
                                                       -------------------------------------------
                                                          ASSETS       LIABILITIES        TOTAL
                                                       ------------   ------------    ------------
                                                                     (In thousands)
Deferred taxes
  Accrued employee benefits ........................   $      2,016   $       (755)   $      1,261
  Accrued postretirement benefits ..................          1,820             --           1,820
  Inventory valuation reserve ......................            712             --             712
  Deferred turnaround costs ........................             --         (2,828)         (2,828)
  Pipeline lease ...................................            746             --             746
  Prepayments and other ............................            550         (2,311)         (1,761)
                                                       ------------   ------------    ------------
Total current ......................................          5,844         (5,894)            (50)
  Properties, plants and equipment (due primarily
    to tax in excess of book depreciation) .........             --        (25,563)        (25,563)
  Deferred turnaround costs ........................             --         (2,504)         (2,504)
  Investments in joint ventures ....................             --         (1,638)         (1,638)
  Other ............................................          1,282           (642)            640
                                                       ------------   ------------    ------------
Total noncurrent ...................................          1,282        (30,347)        (29,065)
                                                       ------------   ------------    ------------
Total ..............................................   $      7,126   $    (36,241)   $    (29,115)
                                                       ============   ============    ============

                                                                         JULY 31, 2001
                                                           -------------------------------------------
                                                              ASSETS       LIABILITIES        TOTAL
                                                           ------------   ------------    ------------
                                                                         (In thousands)
Deferred taxes
  Accrued employee benefits ............................   $      2,262   $         --    $      2,262
  Accrued postretirement benefits ......................          1,965             --           1,965
  Inventory valuation reserve ..........................            936             --             936
  Deferred turnaround costs ............................             --         (1,710)         (1,710)
  Pipeline lease .......................................            920             --             920
  Investments in equity securities .....................             --           (607)           (607)
  Prepayments and other ................................          1,549         (1,870)           (321)
                                                           ------------   ------------    ------------
Total current ..........................................          7,632         (4,187)          3,445
  Properties, plants and equipment (due primarily to
    tax in excess of book depreciation) ................             --        (24,978)        (24,978)
  Deferred oil and gas costs ...........................            813             --             813
  Deferred turnaround costs ............................             --         (1,347)         (1,347)
  Investments in joint ventures ........................            140         (1,947)         (1,807)
  Other ................................................            489         (1,180)           (691)
                                                           ------------   ------------    ------------
Total noncurrent .......................................          1,442        (29,452)        (28,010)
                                                           ------------   ------------    ------------
Total ..................................................   $      9,074   $    (33,639)   $    (24,565)
                                                           ============   ============    ============


The Company made income tax payments of $24,135,000 in fiscal 2002, $48,356,000 in fiscal 2001, and $13,301,000 in fiscal 2000.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9: STOCKHOLDERS' EQUITY

STOCK SPLIT: In June 2001, the Board of Directors declared a two-for-one stock split, effected in the form of a 100-percent stock dividend which was distributed in July 2001. All references to the number of shares (other than common stock on the Consolidated Balance Sheet) and per share amounts in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, and all other compensation arrangements based on the market value of the Company's common stock have been adjusted to reflect the split.

STOCK OPTION PLANS: The Company has stock option plans under which certain officers and employees have been granted options. All of the options have been granted at prices equal to the market value of the shares at the time of grant and expire on the tenth anniversary of the grant date. The options are subject to forfeiture with vesting for all options outstanding at July 31, 1999 of 20% at the time of grant and 20% in each of the four years thereafter and vesting for all options granted subsequent to July 31, 1999 of 20% at the end of each of the five years after the grant date. At July 31, 2002 and 2001, 944,000 and 994,000 shares of common stock were reserved for future grants under the current stock option plan.

The following summarizes stock option transactions:

                                                         WEIGHTED
                                                          AVERAGE
                                                         EXERCISE
                                          SHARES           PRICE
                                       ------------    ------------

Balance at July 31, 1999 ...........        680,000    $      13.38
Granted ............................        790,000            6.95
Forfeited ..........................       (104,000)           9.08
                                       ------------    ------------
Balance at July 31, 2000 ...........      1,366,000            9.99
Granted ............................        642,000           11.05
Forfeited ..........................         (6,000)          13.38
Exercised ..........................       (379,000)          11.57
                                       ------------    ------------
Balance at July 31, 2001 ...........      1,623,000           10.02
Granted ............................         50,000           19.80
Forfeited ..........................             --              --
Exercised ..........................       (179,300)          11.11
                                       ------------    ------------
Balance at July 31, 2002 ...........      1,493,700    $      10.22
                                       ============    ============

Options exercisable at July 31,
  2002 .............................        513,700    $      11.12
  2001 .............................        315,000    $      11.96
  2000 .............................        390,000    $      13.38

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes information about stock options outstanding at July 31, 2002:

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                          ------------------------------------------   ---------------------------
                                           WEIGHTED
                                            AVERAGE       WEIGHTED                      WEIGHTED
                                           REMAINING       AVERAGE                      AVERAGE
                              NUMBER      CONTRACTUAL     EXERCISE        NUMBER        EXERCISE
RANGE OF EXERCISE PRICE    OUTSTANDING    LIFE (YRS)        PRICE       EXERCISABLE      PRICE
-----------------------   ------------   ------------   ------------   ------------   ------------

$5.06 - $8.63 .........        690,400           7.38   $       7.11        165,200   $       7.04
$11.90 - $13.38 .......        753,300           7.52          12.43        348,500          13.06
$19.80 ................         50,000           9.41          19.80             --             --
                          ------------   ------------   ------------   ------------   ------------
$5.06 - $19.80 ........      1,493,700           7.52   $      10.22        513,700   $      11.12
                          ============   ============   ============   ============   ============

As required by SFAS No. 123, the Company has determined pro-forma information as if it had accounted for stock options granted under the fair value method of SFAS No. 123. The weighted-average fair value of options granted was $4.25 per share in 2002 and $3.17 per share in 2001. The Black-Scholes option pricing model was used to estimate the fair value of options at the respective grant date with the following weighted-average assumptions:

                                                                       YEARS ENDED JULY 31,
                                                            --------------------------------------------
                                                                2002            2001            2000
                                                            ------------    ------------    ------------

Risk-free interest rates ................................            4.8%            4.9%            6.0%
Dividend yield ..........................................            3.0%            3.0%            3.0%
Expected common stock market price voliatility factor ...           49.6%           32.0%           27.0%
Weighted-average expected life of options ...............        6 years         6 years         6 years

The pro-forma effect of these options on net income and basic and diluted income per share is as follows:

                                                  YEARS ENDED JULY 31,
                                       ------------------------------------------
                                           2002           2001          2000
                                       ------------   ------------   ------------
                                            (In thousands, except share data)
Net income
  As reported ......................   $     32,029   $     73,450   $     11,445
  Pro forma ........................   $     31,564   $     72,859   $     11,001
Net income per share - basic
  As reported ......................   $       2.06   $       4.84   $       0.71
  Pro forma ........................   $       2.03   $       4.80   $       0.68
Net income per share - diluted
  As reported ......................   $       2.01   $       4.77   $       0.71
  Pro forma ........................   $       1.98   $       4.74   $       0.68


COMMON STOCK REPURCHASE: On April 18, 2000, the Company repurchased 1,405,400 shares of its outstanding common stock, for $7,224,000, or approximately $5.14 per share. The repurchase, which was made from an institutional shareholder, was funded from existing working capital. On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases are expected to be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. An amendment to the Company's Credit Agreement was made to allow for the repurchases. During fiscal 2002, 98,500 shares were repurchased for approximately $1,602,000 or $16.26 per share. In fiscal 2003, an additional 63,500 shares were repurchased through September 19, 2002 for approximately $1,058,000 or $16.66 per share.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: RETIREMENT PLANS

RETIREMENT PLAN: The Company has a non-contributory defined benefit retirement plan that covers substantially all employees. The Company's policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee's years of service and compensation.

The following table sets forth the changes in the benefit obligation and plan assets of the Company's retirement plan for the years ended July 31, 2002 and 2001:

                                                                          JULY 31,
                                                               ----------------------------
                                                                   2002             2001
                                                               ------------    ------------
                                                                      (In thousands)
Change in plan's benefit obligation
  Pension plan's benefit obligation - beginning of year ....   $     33,402    $     38,346
  Service cost .............................................          1,458           1,297
  Interest cost ............................................          2,448           2,558
  Benefits paid ............................................         (2,785)         (4,529)
  Early retirement lump sum cash settlements ...............             --         (10,013)
  Actuarial (gain) loss ....................................          2,361           5,743
  Plan amendments ..........................................          3,904              --
                                                               ------------    ------------
  Pension plan's benefit obligation - end of year ..........         40,788          33,402

Change in pension plan assets
  Fair value of plan assets - beginning of year ............         25,451          34,269
  Actual return (loss) on plan assets ......................         (3,140)          3,983
  Benefits paid ............................................         (2,785)         (4,529)
  Early retirement lump sum cash settlements ...............             --         (10,013)
  Employer contributions ...................................          4,500           1,741
                                                               ------------    ------------
  Fair value of plan assets - end of year ..................         24,026          25,451

Reconciliation of funded status
  Under-funded balance .....................................        (16,762)         (7,951)
  Unrecognized prior service cost ..........................          3,904              --
  Unrecognized net loss (gain) .............................         10,298           2,593
                                                               ------------    ------------
  Accrued pension liability (net amount recognized) ........   $     (2,560)   $     (5,358)
                                                               ============    ============

Amounts recognized in consolidated balance sheet
  Intangible asset .........................................   $      3,386    $         --
  Accrued pension liability ................................         (5,946)         (5,358)
                                                               ------------    ------------
  Accrued pension liability (net amount recognized) ........   $     (2,560)   $     (5,358)
                                                               ============    ============

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net periodic pension expense consisted of the following components:

                                                                  YEARS ENDED JULY 31,
                                                      --------------------------------------------
                                                          2002            2001            2000
                                                      ------------    ------------    ------------
                                                                    (In thousands)

Service cost - benefit earned during the year .....   $      1,458    $      1,297    $      1,544
Interest cost on projected benefit obligations ....          2,448           2,558           2,469
Expected return on plan assets ....................         (2,203)         (2,321)         (3,377)
Recognized actuarial gain .........................             --              --            (265)
Amortization of transition asset ..................             --            (115)           (213)
                                                      ------------    ------------    ------------
Net periodic pension expense ......................   $      1,703    $      1,419    $        158
                                                      ============    ============    ============

The principal actuarial assumptions as of July 31 were:

                                                            YEARS ENDED JULY 31,
                                                   --------------------------------------
                                                      2002          2001          2000
                                                   ----------    ----------    ----------

Discount rate ..................................         7.25%         7.50%         7.75%
Rate of future compensation increases ..........         5.00%         5.00%         5.00%
Expected long-term rate of return on assets ....         8.50%         8.50%         8.50%

Pension costs are determined using assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

At July 31, 2002, approximately 64% of plan assets is invested in equity securities and 36% is invested in fixed income securities and other instruments.

During fiscal 2001, the Company amended its defined retirement plan to include the option for participants to elect a lump-sum payout upon retirement.

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

RETIREMENT RESTORATION PLAN: The Company has adopted an unfunded retirement restoration plan that provides for additional payments from the Company so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. The Company expensed $347,000 in 2002, $357,000 in 2001, and $311,000 in 2000 in connection with this plan. The accrued liability reflected in the consolidated balance sheet was $2,047,000 at July 31, 2002 and $2,170,000 at July 31, 2001. As of July 31, 2002, the projected benefit obligation under this plan was $2,928,000.

DEFINED CONTRIBUTION PLANS: The Company has defined contribution ("401(k)") plans that cover substantially all employees. Company contributions are based on employee's compensation and partially match employee contributions. The Company has expensed $1,106,000 in 2002, $1,158,000 in 2001, and $1,224,000 in 2000 in
connection with these plans.

POSTRETIREMENT MEDICAL PLAN: The Company has adopted an unfunded postretirement medical plan as part of the voluntary early retirement program offered to eligible employees in fiscal 2000. As part of the early retirement program, the Company agreed to allow retiring employees to continue coverage at a reduced cost under Company

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


group medical plans until normal retirement age. In fiscal 2000, the Company recorded a charge of $2,860,000 in connection with this plan. The accrued liability reflected in the consolidated balance sheet was $2,974,000 at July 31, 2002 and $2,991,000 at July 31, 2001 related to this plan.

Additionally, the Company maintains an unfunded postretirement medical plan whereby certain retirees between the ages of 62 and 65 can receive company paid benefits. Periodic costs under this plan have historically been insignificant. As of July 31, 2002, the total accumulated postretirement benefit obligation under the Company's postretirement medical plans was $4,732,000.

NOTE 11: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company periodically utilizes petroleum commodity futures contracts to reduce its exposure to the price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. No such contracts were outstanding at July 31, 2002. The Company has also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. No commodity price swaps or collar options were outstanding at July 31, 2002. The Company regularly utilizes contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts may meet the definition of a derivative instrument in accordance with SFAS No. 133, as amended. The Company believes these contracts qualify for the normal purchases and normal sales exception under SFAS No. 133, as amended, because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, these contracts are designated as normal purchases and normal sales contracts and are not required to be recorded as derivative instruments under SFAS No. 133, as amended.

In fiscal 2001, the Company entered into energy commodity futures contracts to hedge certain commitments to purchase crude oil and deliver gasoline in March 2001. The purpose of the hedge was to help protect the Company from the risk that the refining margin with respect to the hedged gasoline sales would decline. Due to the strict requirements of SFAS No. 133 in measuring effectiveness of hedges, this particular hedge transaction did not qualify for hedge accounting. The energy commodity futures contracts entered into resulted in a loss of $161,000 for the year ended July 31, 2001, which was included in cost of products sold.

In fiscal 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas in March 2001 and from May 2001 to May 2002. These transactions were designated as cash flow hedges of forecasted purchases. As of July 31, 2001, approximately $2.1 million of net losses were recorded to comprehensive income as the Company marked the value of the outstanding hedges to fair value. In fiscal 2002, the Company recorded net adjustments of $2.1 million to equity, which included actual losses of approximately $3.3 million that were reclassified from equity to operating expenses as the transactions occurred under the swap and collar arrangements. There were no commodity price swaps or collar options outstanding at July 31, 2002.

NOTE 12: LEASE COMMITMENTS

The Company leases certain facilities, pipelines and equipment under operating leases, most of which contain renewal options. At July 31, 2002, the minimum future rental commitments under operating leases having noncancellable lease terms in excess of one year total in the aggregate $29,020,000, of which the following amounts are payable over the next five years: 2003 -- $6,091,000; 2004 -- $6,087,000; 2005 -- $5,889,000; 2006 -- $5,721,000 and 2007 -- $4,945,000.
Rental expense charged to operations was $6,894,000 in 2002, $6,359,000 in 2001, and $7,131,000 in 2000.

NOTE 13: CONTINGENCIES

In August 1998, a lawsuit (the "El Paso Lawsuit") was filed in state district court in El Paso, Texas against the Company and two of its subsidiaries (along with an Austin, Texas law firm which was subsequently dropped from the case). The suit was filed by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), a Delaware limited partnership composed of Longhorn Partners GP, L.L.C. as general partner and affiliates of ExxonMobil Pipeline Company, BP Pipeline (North America), Inc., Williams Pipe Line Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. The suit, as most recently amended by Longhorn Partners in September 2000, seeks damages alleged to total up to $1,050,000,000 (after trebling) based on claims of violations of the Texas Free Enterprise and Antitrust Act, unlawful interference with existing and prospective contractual relations, and conspiracy to abuse process. The specific actions of the Company

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


complained of in the El Paso Lawsuit, as currently amended, are alleged solicitation of and support for allegedly baseless lawsuits brought by Texas ranchers in federal and state courts to challenge the proposed Longhorn Pipeline project, support of allegedly fraudulent public relations activities against the proposed Longhorn Pipeline project, entry into a contractual "alliance" with Fina Oil and Chemical Company, threatening litigation against certain partners in Longhorn Partners, and alleged interference with the federal court settlement agreement that provided for an Environmental Assessment of the Longhorn Pipeline. In April 2002, the state district court in El Paso denied the Company's motion for summary judgment which had been pending for more than a year and which sought a court ruling that would have terminated the litigation. The Company filed an appeal seeking review by the state appeals court in El Paso of the district court's denial of summary judgment; in late August 2002, the state appeals court in El Paso issued an order dismissing the appeal for want of jurisdiction. In early October 2002 the Company filed a petition seeking review by the Texas Supreme Court of the decision of the state appeals court. In the trial court, a motion filed by the Company to transfer the venue for trial of the case from the El Paso trial court to another Texas court has been pending since May 2000, and no hearing on this motion is currently scheduled. The Company believes that the El Paso Lawsuit is wholly without merit and plans to continue to defend itself vigorously. In August 2002, the Company filed a lawsuit in New Mexico state court in Carlsbad, New Mexico (the "Carlsbad Lawsuit") against Longhorn Partners and its major owners concerning the El Paso Lawsuit; the Carlsbad Lawsuit seeks actual and punitive damages for tortious interference with existing business relations, malicious abuse of process, unfair competition, prima facie tort and conspiracy.

In December 2001, with the consent of the Company, a Consent Decree (the "Consent Decree") was filed in the United States District Court for the District of New Mexico in the case of United States of America v. Navajo Refining Company, L.P. and Montana Refining Company. The Consent Decree resulted from negotiations which were initiated by the Company and which began in July 2001 involving representatives of the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a possible settlement of issues concerning the application of federal and state air quality requirements to past and future operations of the Company's refineries. The Consent Decree was approved and entered by the Court in March 2002. The Consent Decree requires investments by the Company expected to total between $15 million and $20 million over a number of years at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment and requires changes in operational practices at these refineries that go beyond current regulatory requirements to reduce air emissions. In addition, the Consent Decree provides to the Company and its subsidiaries releases from liability for enforcement actions with respect to a number of possible issues relating to the application of air quality regulations to the Company's refineries. The Consent Decree also provides for payment by the Company of penalties to Federal, New Mexico and Montana regulatory authorities in the total amount of $750,000 and expenditures of approximately $1.5 million for environmentally beneficial projects and provides for the payment by the Company of agreed monetary penalties in the event of noncompliance with specified requirements of the Consent Decree. The Company is currently implementing provisions of the Consent Decree applicable to current operations and is preparing to implement those Consent Decree provisions that require future capital investments or operational changes.

In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order (the "Order") in proceedings brought by the Company and other parties against SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products in the period from 1993 through July 2000 from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Order appears to resolve most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona from 1993 through July 2000 and is expected to be followed by a final FERC ruling after completion of computations based on the guidance provided by the Order. Based on prior preliminary computations and the rulings made in the Order, the Company expects that the final FERC ruling for the years at issue would result in a refund to the Company of approximately $15 million. The final FERC decision on this matter will be subject to judicial review by the Court of Appeals for the District of Columbia Circuit. At the date of this Report, it is not possible to predict when amounts may be payable to the Company under the anticipated final FERC decision on this matter, whether a final settlement may be reached with SFPP based on the Order, or what may be the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit.

The Company is a party to various other litigation and proceedings which it believes, based on advice of counsel, will not have a materially adverse impact on the Company's financial condition, results of operations or cash flows.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14: SEGMENT INFORMATION

The Company has two major business segments: Refining and Pipeline Transportation. The Refining segment involves the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes the Company's Navajo Refinery and Montana Refinery. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes the equity earnings from the Company's 49% (50% prior to January 1, 2002) interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The Pipeline Transportation segment includes approximately 1,000 miles of the Company's pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. Pipeline Transportation segment revenues do not include any amount relating to pipeline transportation services provided for the Company's refining operations. The Pipeline Transportation segment also includes the equity earnings from the Company's 25% interest in Rio Grande Pipeline Company, which provides petroleum products transportation. Operations of the Company that are not included in the two reportable segments are included in Corporate and other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas exploration and production program, a small equity investment in retail gasoline stations and convenience stores and the voluntary early retirement charge in fiscal 2000.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest, taxes and depreciation and amortization (EBITDA). The Company's reportable segments are strategic business units that offer different products and services.

                                                                            TOTAL FOR
                                                             PIPELINE       REPORTABLE      CORPORATE     CONSOLIDATED
                                               REFINING    TRANSPORTATION    SEGMENTS        & OTHER         TOTAL
                                             ------------  --------------  ------------   ------------    ------------
                                                                         (In thousands)

YEAR ENDED JULY 31, 2002
  Sales and other revenues ...............   $    868,730   $     18,588   $    887,318   $      1,588    $    888,906
  EBITDA .................................   $     73,748   $     13,614   $     87,362   $     (7,342)   $     80,020
  Income (loss) from operations ..........   $     42,725   $     10,621   $     53,346   $    (10,300)   $     43,046
  Income (loss) before income taxes $  ...         48,597   $     12,220   $     60,817   $     (9,921)   $     50,896
  Total assets ...........................   $    391,635   $     22,109   $    413,744   $     88,562    $    502,306

YEAR ENDED JULY 31, 2001
  Sales and other revenues ...............   $  1,120,248   $     18,454   $  1,138,702   $      3,428    $  1,142,130
  EBITDA .................................   $    145,325   $     14,038   $    159,363   $     (7,674)   $    151,689
  Income (loss) from operations ..........   $    116,218   $     10,243   $    126,461   $     (8,554)   $    117,907
  Income (loss) before income taxes $  ...        119,563   $     12,551   $    132,114   $    (10,219)   $    121,895
  Total assets ...........................   $    384,844   $     22,516   $    407,360   $     83,069    $    490,429

YEAR ENDED JULY 31, 2000
  Sales and other revenues ...............   $    947,317   $     14,861   $    962,178   $      3,768    $    965,946
  EBITDA .................................   $     52,544   $     10,461   $     63,005   $    (11,722)   $     51,283
  Income (loss) from operations ..........   $     25,480   $      7,859   $     33,339   $    (13,338)   $     20,001
  Income (loss) before income taxes $ ....         27,487   $      9,210   $     36,697   $    (18,063)   $     18,634
  Total assets ...........................   $    426,394   $     20,941   $    447,335   $     17,027    $    464,362

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15: SIGNIFICANT CUSTOMERS

All revenues were domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico by the Refining segment. The export sales were to an affiliate of PEMEX (the government-owned energy company of Mexico) and accounted for approximately $45,000,000 (5%) of the Company's revenues for 2002, $97,000,000 (8%) of revenues for fiscal 2001, and $100,000,000 (10%) of revenues for fiscal 2000. Sales of military jet fuel to the United States Government by the Refining segment accounted for approximately $78,000,000 (9%) of the Company's revenues for 2002, $113,000,000 (10%) of revenues for fiscal 2001, and $90,000,000 (9%) of revenues for fiscal 2000. In addition to the United States Government and PEMEX, other significant sales by the Refining segment were made to two petroleum companies, one of which accounted for approximately $131,000,000 (15%) of the Company's revenues in fiscal 2002, $184,000,000 (16%)
of revenues in fiscal 2001, and $143,000,000 (15%) of the revenues in fiscal 2000, and the other accounted for $116,000,000 (13%) of the Company's revenues in fiscal 2002, $147,000,000 (13%) of revenues in fiscal 2001, $109,000,000
(11%) of revenues for fiscal 2000.

NOTE 16: OTHER INCOME

In fiscal 2002, the Company realized a $1,522,000 million gain on the sale of marketable equity securities held for investment.

In fiscal 2001, the Company agreed to a settlement of all claims relating to the Company's purchase of certain pipeline assets in fiscal 1998. The Company recognized $1,153,000 as income in fiscal 2001 relating to this settlement.

In fiscal 2000, the Company agreed to terminate a long-term sulfur recovery agreement with an unaffiliated party. As compensation for the termination of the agreement, the Company recognized $2,200,000 as income in fiscal 2000.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17: QUARTERLY INFORMATION (UNAUDITED)

                                              FIRST        SECOND       THIRD       FOURTH
                                             QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                           ----------   ----------    ----------   ----------   ----------
                                                          (In thousands, except share data)
YEAR ENDED JULY 31, 2002
  Sales and other revenues .............   $  257,947   $  166,754    $  210,327   $  253,878   $  888,906
  Operating costs and expenses .........   $  228,890   $  169,473    $  201,685   $  245,812   $  845,860
  Income (loss) from operations ........   $   29,057   $   (2,719)   $    8,642   $    8,066   $   43,046
  Income (loss) before income taxes ....   $   33,069   $     (792)   $    9,808   $    8,811   $   50,896
  Net income (loss) ....................   $   20,222   $     (485)   $    6,199   $    6,093   $   32,029
  Net income (loss) per common
    share - basic ......................   $     1.30   $    (0.03)   $     0.40   $     0.39   $     2.06
  Net income (loss) per common
    share - diluted ....................   $     1.27   $    (0.03)   $     0.39   $     0.38   $     2.01
  Dividends per common share ...........   $     0.10   $     0.10    $     0.10   $     0.11   $     0.41
  Average number of shares of
    common stock outstanding
      Basic ............................       15,508       15,559        15,581       15,593       15,560
      Diluted ..........................       15,944       15,996        16,016       15,947       15,971

YEAR ENDED JULY 31, 2001
  Sales and other revenues .............   $  325,963   $  283,140    $  268,190   $  264,837   $1,142,130
  Operating costs and expenses .........   $  292,376   $  262,764    $  233,796   $  235,287   $1,024,223
  Income from operations ...............   $   33,587   $   20,376    $   34,394   $   29,550   $  117,907
  Income before income taxes ...........   $   33,794   $   20,765    $   34,585   $   32,751   $  121,895
  Net income ...........................   $   20,412   $   12,542    $   20,889   $   19,607   $   73,450
  Net income per common
    share - basic ......................   $     1.35   $     0.83    $     1.38   $     1.27   $     4.84
  Net income per common
    share - diluted ....................   $     1.35   $     0.83    $     1.36   $     1.24   $     4.77
  Dividends per common share ...........   $     0.09   $     0.09    $     0.09   $     0.10   $     0.37
  Average number of shares of
    common stock outstanding
      Basic ............................       15,102       15,102        15,124       15,418       15,187
      Diluted ..........................       15,102       15,102        15,333       15,829       15,387

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreement with, its independent certified public accountants on matters involving accounting and financial disclosure.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 2002 which will be filed within 120 days of July 31, 2002 (the "Proxy Statement").

The required information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by this reference to information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of July 31, 2002.

                                 Equity Compensation Plan Information as of July 31, 2002

                                             Number of
                                            Securities                              Number of securities remaining
                                         to be issued upon      Weighted average     available for future issuance
                                           exercise of         exercise price of    under equity compensation plans
                                        outstanding options,  outstanding options,  (excluding securities reflected
Plan Category                           warrants and rights   warrants and rights         in the first column)
-------------                           --------------------  --------------------  -------------------------------

Equity compensation plans
approved by security holders ......           1,493,700           $      10.22                    944,000

Equity compensation plans not
approved by security holders ......                 N/A                    N/A                        N/A
                                           ------------           ------------               ------------
                                              1,493,700           $      10.22                    944,000
                                           ============           ============               ============

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

   (1) Index to Consolidated Financial Statements

                                                                     Page in
                                                                    Form 10-K
                                                                    ---------
             Report of Independent Auditors ..................         35

             Consolidated Balance Sheet at
                 July 31, 2002 and 2001 ......................         36
             Consolidated Statement of Income for
                 the years ended July 31, 2002,
                 2001, and 2000 ..............................         37
             Consolidated Statement of Cash Flows
                 for the years ended July 31, 2002,
                 2001, and 2000 ..............................         38
             Consolidated Statement of Stockholders'
                 Equity for the years ended July 31,
                 2002, 2001 and 2000 .........................         39
             Consolidated Statement of Comprehensive
                 Income for the years ended July 31,
                 2002, 2001 and 2000 .........................         40
             Notes to Consolidated Financial
                 Statements ..................................         41

(2)  Index to Consolidated Financial Statement Schedules

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)  Exhibits

     See Index to Exhibits on pages 60 to 62.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the Company's fourth quarter that ended July 31, 2002.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         HOLLY CORPORATION
                                         (Registrant)



                                         /s/ Lamar Norsworthy
                                         ----------------------------
                                         Lamar Norsworthy
                                         Chairman of the Board
                                         and Chief Executive Officer

Date: October 10, 2002


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND AS OF THE DATE INDICATED.

       SIGNATURE                       CAPACITY                     DATE
       ---------                       --------                     ----

/s/ Lamar Norsworthy       Chairman of Board of Directors    October 10, 2002
------------------------   and Chief Executive Officer
 Lamar Norsworthy          of the Company

/s/ Matthew P. Clifton     President and Director            October 10, 2002
------------------------
 Matthew P. Clifton

/s/ Kathryn H. Walker      Vice President, Accounting        October 10, 2002
------------------------   (Principal Accounting Officer)
 Kathryn H. Walker

/s/ Stephen J. McDonnell   Vice President and Chief          October 10, 2002
------------------------   Financial Officer
 Stephen J. McDonnell      (Principal Financial Officer)

       SIGNATURE                           CAPACITY                             DATE
       ---------                           --------                             ----
/s/ W. John Glancy            Senior Vice President, General Counsel,     October 10, 2002
---------------------------   Secretary and Director
W. John Glancy

/s/ William J. Gray           Director                                    October 10, 2002
---------------------------
William J. Gray

/s/ Marcus R. Hickerson       Director                                    October 10, 2002
---------------------------
Marcus R. Hickerson

/s/ Robert G. McKenzie        Director                                    October 10, 2002
---------------------------
Robert G. McKenzie

/s/ Thomas K. Matthews, II    Director                                    October 10, 2002
--------------------------
Thomas K. Matthews, II

/s/ Jack P. Reid              Director                                    October 10, 2002
---------------------------
Jack P. Reid

/s/ Paul T. Stoffel           Director                                    October 10, 2002
---------------------------
 Paul T. Stoffel

                                  CERTIFICATION


I, Lamar Norsworthy, Chairman of the Board and Chief Executive Officer of Holly Corporation, certify that:

          1. I have reviewed this annual report on Form 10-K of Holly
          Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  October 10, 2002       /s/ Lamar Norsworthy
                              ---------------------------
                              Lamar Norsworthy
                              Chairman of the Board and Chief Executive Officer





                                  CERTIFICATION


I, Stephen J. McDonnell, Vice President and Chief Financial Officer of Holly Corporation, certify that:

          1. I have reviewed this annual report on Form 10-K of Holly
          Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  October 10, 2002       /s/ Stephen J. McDonnell
                              ---------------------------
                              Stephen J. McDonnell
                              Vice President and Chief Financial Officer

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

 10.7             The First Amendment to Note Agreement, dated as of July 31,
                  2001, by Holly Corporation, John Hancock Mutual Life Insurance
                  Company and each other Purchaser to that Note Agreement, dated as of November 15, 1995, between the Company, John Hancock and the Other Purchasers (incorporated by reference to Exhibit
                  10.7 of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 2001, File No. 1-3876).

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

 10.13            Amendment No. 3 dated as of August 7, 2001 of Amended and
                  Restated Credit Agreement dated as of April 14, 2000
                  (incorporated by reference to Exhibit 10.13 of Registrant's
                  Annual Report on Form 10-K for its fiscal year ended July 31, 2001, File No. 1-3876).

 10.14            Amendment No. 4 dated as of September 26, 2001 of Amended and
                  Restated Credit Agreement dated as of April 14, 2000
                  (incorporated by reference to Exhibit 10.14 of Registrant's
                  Annual Report on Form 10-K for its fiscal year ended July 31, 2001, File No. 1-3876).

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

 10.19*           Holly Corporation -Supplemental Payment Agreement for 2001
                  Service as Director

 10.20*           Holly Corporation -Supplemental Payment Agreement for 2002
                  Service as Director

 10.21            Amendment No. 5 dated May 6, 2002, of Amended and Restated
                  Credit Agreement dated as of April 14, 2000.

 10.22            Amendment No. 6 dated August 6, 2002, of Amended and Restated
                  Credit Agreement dated as of April 14, 2000.

 21.1             Subsidiaries of Registrant

 23.1             Consent of Independent Auditors

 99.1             Certification of Chief Executive Officer

 99.2             Certification of Chief Financial Officer

     * Constitute management contracts or compensatory plans or arrangements.