Form 10-Q
period 2002-10-31
HOLLY CORP
filed 2002-12-12
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 2002
                               -------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876
                       ------

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    75-1056913
-------------------------------------------              --------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      (Identification No.)

      100 Crescent Court, Suite 1600
               Dallas, Texas                                 75201-6927
-------------------------------------------                --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (214) 871-3555
                                                    ---------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No [X]

15,513,828 shares of Common Stock, par value $.01 per share, were outstanding on December 6, 2002.

                                HOLLY CORPORATION
                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
  PART I.     FINANCIAL INFORMATION

    Forward-Looking Statements                                                                            3

    Item 1.   Financial Statements

              Consolidated Balance Sheet - (Unaudited)
              October 31, 2002 and July 31, 2002                                                          4

              Consolidated Statement of Income (Unaudited) -
              Three Months Ended October 31, 2002 and 2001                                                5

              Consolidated Statement of Cash Flows (Unaudited) -
              Three Months Ended October 31, 2002 and 2001                                                6

              Consolidated Statement of Comprehensive Income (Unaudited) -
              Three Months Ended October 31, 2002 and 2001                                                7

              Notes to Consolidated Financial Statements (Unaudited)                                      8

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                         14

    Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                                                           25

    Item 4.   Controls and Procedures                                                                     25


  PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                           26

    Item 4.   Submission of Matters to a Vote of Security Holders                                         28

    Item 6.   Exhibits and Reports on Form 8-K                                                            29

  Signatures                                                                                              30

  Certifications                                                                                          31

                                     PART I


FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") regarding the Company's financial position and results of operations in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and those in Item 1 "Legal Proceedings" in Part II, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the possibility of terrorist attacks and the consequences of any such attacks, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-Q, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002 and in conjunction with the discussion in this Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                              OCTOBER 31,      JULY 31,
                                                                                                 2002            2002
                                                                                             ------------    ------------
                                                                                                    (IN THOUSANDS)
                ASSETS
CURRENT ASSETS
   Cash and cash equivalents .............................................................   $     66,995    $     71,630

   Accounts receivable: Product ..........................................................         52,733          46,929
                        Crude oil resales ................................................         92,113          88,466
                                                                                             ------------    ------------
                                                                                                  144,846         135,395

   Inventories:         Crude oil and refined products ...................................         45,578          35,120
                        Materials and supplies ...........................................         10,081          10,188
                                                                                             ------------    ------------
                                                                                                   55,659          45,308
   Income taxes receivable ...............................................................             --           8,699
   Prepayments and other .................................................................         17,403          17,812
                                                                                             ------------    ------------
        TOTAL CURRENT ASSETS .............................................................        284,903         278,844

Properties, plants and equipment, at cost ................................................        420,093         410,987
Less accumulated depreciation, depletion and amortization ................................       (216,650)       (211,526)
                                                                                             ------------    ------------
                                                                                                  203,443         199,461
Investments in and advances to joint ventures ............................................         17,227          15,732
Other assets:           Prepaid transportation ...........................................         25,000              --
                        Other, net .......................................................          6,662           8,269
                                                                                             ------------    ------------
                                                                                                   31,662           8,269
                                                                                             ------------    ------------
        TOTAL ASSETS .....................................................................   $    537,235    $    502,306
                                                                                             ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ......................................................................   $    192,414    $    185,058
   Accrued liabilities ...................................................................         23,945          25,342
   Prepaid transportation liability ......................................................         25,000              --
   Income taxes payable ..................................................................          2,099              --
   Current maturities of long-term debt ..................................................          8,571           8,571
                                                                                             ------------    ------------
        TOTAL CURRENT LIABILITIES ........................................................        252,029         218,971

Deferred income taxes ....................................................................         28,731          29,065

Long-term debt, less current maturities ..................................................         25,714          25,714

Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued ...........             --              --
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,806,396 and 16,759,396 shares issued as of October 31, 2002 and July 31, 2002  ...            168             168
   Additional capital ....................................................................         14,623          14,013
   Retained earnings .....................................................................        227,310         223,770
                                                                                             ------------    ------------
                                                                                                  242,101         237,951
   Common stock held in treasury, at cost -
     1,313,968 and 1,197,968 shares as of October 31, 2002 and July 31, 2002  ............        (11,340)         (9,395)
                                                                                             ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY .......................................................        230,761         228,556
                                                                                             ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................   $    537,235    $    502,306
                                                                                             ============    ============


See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                               THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                          ----------------------------
                                                              2002             2001
                                                          ------------    ------------
                                                     (In thousands, except per share data)

SALES AND OTHER REVENUES ..............................   $    275,658    $    257,947

OPERATING COSTS AND EXPENSES
   Cost of products sold ..............................        231,959         191,984
   Operating expenses .................................         24,140          24,746
   Selling, general and administrative expenses .......          5,203           5,430
   Depreciation, depletion and amortization ...........          7,196           6,431
   Exploration expenses, including dry holes ..........            217             299
                                                          ------------    ------------
        TOTAL OPERATING COSTS AND EXPENSES ............        268,715         228,890
                                                          ------------    ------------
INCOME FROM OPERATIONS ................................          6,943          29,057

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ...............          1,983           2,748
   Interest income ....................................            274             682
   Interest expense ...................................           (694)           (940)
   Gain on sale of equity securities ..................             --           1,522
                                                          ------------    ------------
                                                                 1,563           4,012
                                                          ------------    ------------
INCOME BEFORE INCOME TAXES ............................          8,506          33,069

Income tax provision (benefit)
   Current ............................................          3,593          12,697
   Deferred ...........................................           (334)            150
                                                          ------------    ------------
                                                                 3,259          12,847
                                                          ------------    ------------
NET INCOME ............................................   $      5,247    $     20,222
                                                          ============    ============


NET INCOME PER COMMON SHARE - BASIC ...................   $       0.34    $       1.30
                                                          ============    ============

NET INCOME PER COMMON SHARE - DILUTED .................   $       0.33    $       1.27
                                                          ============    ============

CASH DIVIDENDS PAID PER COMMON SHARE ..................   $       0.11    $       0.10
                                                          ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ..............................................         15,522          15,508
   Diluted ............................................         15,877          15,944

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


                                                                    THREE MONTHS ENDED
                                                                        OCTOBER 31,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................   $      5,247    $     20,222
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ............          7,196           6,431
       Deferred income taxes ...............................           (334)            150
       Equity in earnings of joint ventures ................         (1,983)         (2,748)
       (Increase) decrease in current assets
         Accounts receivable ...............................         (9,451)         38,206
         Inventories .......................................        (10,351)         (9,868)
         Income taxes receivable ...........................          8,699           3,514
         Prepayments and other .............................            409              81
       Increase (decrease) in current liabilities
         Accounts payable ..................................          7,356         (34,156)
         Accrued liabilities ...............................         (1,923)           (214)
         Income taxes payable ..............................          2,099           6,050
       Turnaround expenditures .............................            (33)         (1,840)
       Other, net ..........................................            202          (1,424)
                                                               ------------    ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ..........          7,133          24,404

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt issuance costs .....................................           (635)             --
   Issuance of common stock upon exercise of options .......            610             659
   Purchase of treasury stock ..............................         (1,945)            (92)
   Cash dividends ..........................................         (1,708)         (1,550)
                                                               ------------    ------------
        NET CASH USED FOR FINANCING ACTIVITIES .............         (3,678)           (983)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ...........         (8,577)         (6,384)
   Distributions from joint ventures .......................            487           1,150
   Proceeds from sale of marketable equity securities ......             --           4,500
                                                               ------------    ------------
        NET CASH USED FOR INVESTING ACTIVITIES .............         (8,090)           (734)
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE PERIOD ......................         (4,635)         22,687
   Beginning of year .......................................         71,630          65,840
                                                               ------------    ------------
   END OF PERIOD ...........................................   $     66,995    $     88,527
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ...........................................   $        220    $        242
        Income taxes .......................................   $        130    $      2,958




See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                                           THREE MONTHS ENDED
                                                                                              OCTOBER 31,
                                                                                     -----------------------------
                                                                                         2002             2001
                                                                                     ------------     ------------
                                                                                            (In thousands)

NET INCOME .....................................................................     $      5,247     $     20,222
Other comprehensive income (loss)
   Reclassification adjustment to net income on sale of equity securities ......               --           (1,522)
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments ...........................               --             (802)
      Reclassification adjustment into net income ..............................               --            1,084
                                                                                     ------------     ------------
   Total income on cash flow hedges ............................................               --              282
                                                                                     ------------     ------------
Other comprehensive income before income taxes .................................               --           (1,240)
   Income tax benefit ..........................................................               --             (495)
                                                                                     ------------     ------------
Other comprehensive loss .......................................................               --             (745)
                                                                                     ------------     ------------
TOTAL COMPREHENSIVE INCOME .....................................................     $      5,247     $     19,477
                                                                                     ============     ============



See accompanying notes.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of October 31, 2002, the consolidated results of operations and comprehensive income for the three months ended October 31, 2002 and 2001, and consolidated cash flows for the three months ended October 31, 2002 and 2001.

        Certain notes and other information have been condensed or omitted, therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first three months of fiscal 2003 are not necessarily indicative of the results to be expected for the full year.

Note B - New Accounting Pronouncements

       SFAS No. 142 "Goodwill and Other Intangible Assets" - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however, all goodwill and intangible assets acquired after June 30, 2001, are immediately subject to the provisions of this statement. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial condition, results of operations, or cash flows.

       SFAS No. 143 "Accounting for Asset Retirement Obligations" - In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on the Company's financial condition, results of operations, or cash flows.

       SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" - In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial

                                HOLLY CORPORATION

condition, results of operations, or cash flows.

       SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities" - In June 2002, FASB issued SFAS No. 146, "Accounting for Certain Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of liabilities. This differs from EITF 94-3 which stated that liabilities for exit costs were to be recognized as of the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, though early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its financial condition, results of operations, or cash flows upon adoption.

       The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of October 31, 2002, the Company had approximately $11.6 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized at a rate of approximately $691,000 per month. If this proposed Statement of Position had been adopted in its current form, as of October 31, 2002, the Company would have been required to expense, as of October 31, 2002, $11.6 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

Note C - Earnings Per Share

        Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:


                                                                     THREE MONTHS ENDED
                                                                        OCTOBER 31,
                                                               -----------------------------
                                                                   2002            2001
                                                               ------------     ------------
                                                           (In thousands, except per share data)

Net income ...............................................     $      5,247     $     20,222

Average number of shares of common stock outstanding .....           15,522           15,508
Effect of dilutive stock options .........................              355              436
                                                               ------------     ------------
Average number of shares of common stock
        outstanding assuming dilution ....................           15,877           15,944
                                                               ============     ============


Income per share - basic .................................     $       0.34     $       1.30
                                                               ============     ============

Income per share - diluted ...............................     $       0.33     $       1.27
                                                               ============     ============

Note D - Investments in Joint Ventures

                                HOLLY CORPORATION

         The Company currently has a 49% interest in NK Partners, a joint venture that manufactures and markets asphalt products from various terminals in Arizona and New Mexico. The Company accounts for earnings using the equity method. The Company's Navajo Refinery sells at market prices all of its produced asphalt to the joint venture. Sales to the joint venture during the quarters ended October 31, 2002 and October 31, 2001 were $7.6 million and $7.4 million, respectively.

NK Asphalt Partners Joint Venture (Unaudited):


                                                                  THREE MONTHS ENDED
                                                                      OCTOBER 31,
                                                            -----------------------------
                                                                2002             2001
                                                            ------------     ------------
                                                                    (In thousands)

Sales (net) ...........................................     $     26,170     $     31,436
                                                            ============     ============

Gross Profit ..........................................     $      6,222     $      8,047
                                                            ============     ============

Income from operations ................................     $      3,671     $      5,513
                                                            ============     ============

Net income before taxes ...............................     $      3,229     $      5,116
                                                            ============     ============




Note E - Debt

         In August 2002, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement and reduce the commitment from $90 million to $75 million. Under the terms of the Agreement, now that the Longhorn Partners Pipeline L.P. lawsuit has been resolved, the expiration date of the Agreement is October 10, 2004, and interest rate margins for borrowings and fees for letters of credit and bank commitments have been reduced. Under the current agreement, the Company will have access to $75 million of commitments for both revolving credit loans and letters of credit. Up to $37.5 million of this facility may be used for revolving credit loans. At October 31, 2002 the Company had letters of credit outstanding under the facility of $20.4 million and had no borrowings outstanding.


Note F - Stockholders' Equity

          On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. During the three months ended October 31, 2002, the Company repurchased 116,000 shares at a cost of approximately $1,945,000 or an average of $16.77 per share. During the month of November 2002, the Company repurchased an additional 14,900 shares at a cost of approximately $265,000 or an average of $17.78 per share. No shares were purchased from December 1 through December 11, 2002. From inception of the plan through December 11, 2002, the Company has repurchased 229,400 shares at a cost of approximately $3,812,000.

                                HOLLY CORPORATION

Note G - Derivative Instruments and Hedging Activities

        In fiscal 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 through May 2002. These transactions were designated as cash flow hedges of forecasted purchases. During the quarter ended October 31, 2001, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $282,000 of income in comprehensive income. During the quarter ended October 31, 2002, there were no commodity price swaps or collar options outstanding.


Note H - Segment Information

        The Company has two major business segments: Refining and Pipeline Transportation. The Refining segment involves the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes the Company's Navajo Refinery and Montana Refinery. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes the equity earnings from the Company's 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The Pipeline Transportation segment includes approximately 1,000 miles of the Company's pipeline assets in Texas and New Mexico. Revenues of the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. Pipeline Transportation segment revenues do not include any amount relating to pipeline transportation services provided for the Company's refining operations. The Pipeline Transportation segment also includes the equity earnings from the Company's 25% interest in Rio Grande Pipeline Company, which provides petroleum products transportation. Operations of the Company that are not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas exploration and production program, and a small equity investment in retail gasoline stations and convenience stores.

        The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended July 31, 2002. The Company's reportable segments are strategic business units that offer different products and services.

                                HOLLY CORPORATION


                                                                                  TOTAL FOR
                                                                  PIPELINE        REPORTABLE       CORPORATE        CONSOLIDATED
                                                  REFINING     TRANSPORTATION      SEGMENTS         & OTHER            TOTAL
                                               ------------    --------------    ------------     ------------      ------------
                                                                                (In thousands)
THREE MONTHS ENDED OCTOBER 31, 2002
  Sales and other revenues ...............     $    270,553     $      4,794     $    275,347     $        311      $    275,658
  Income (loss) from operations ..........     $      6,733     $      2,806     $      9,539     $     (2,596)     $      6,943
  Income (loss) before income taxes ......     $      8,015     $      3,322     $     11,337     $     (2,831)     $      8,506
  EBITDA(1) ..............................     $     14,562     $      3,678     $     18,240     $     (2,118)     $     16,122

THREE MONTHS ENDED OCTOBER 31, 2001
  Sales and other revenues ...............     $    252,812     $      4,565     $    257,377     $        570      $    257,947
  Income (loss) from operations ..........     $     28,765     $      2,482     $     31,247     $     (2,190)     $     29,057
  Income (loss) before income taxes ......     $     31,096     $      2,767     $     33,863     $       (794)     $     33,069
  EBITDA(1) ..............................     $     37,079     $      3,116     $     40,195     $       (437)     $     39,758



(1) Earnings Before Interest, Taxes, Depreciation and Amortization - EBITDA is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion, and amortization. EBITDA is presented not as an alternative measure of operating results or cash flow from operations as determined in accordance with accounting principles generally accepted in the United States, but because EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt.


Note I - Contingencies

         In November 2002, the Company settled by agreement litigation brought in August 1998 by Longhorn Partners Pipeline, L.P. ("Longhorn Partners") against the Company in a state court in El Paso, Texas and litigation brought in August 2002 by the Company against Longhorn Partners and related parties in a state court in Carlsbad, New Mexico. Under the settlement agreement, which was developed in voluntary mediation, on November 26, 2002 the Company paid $25 million to Longhorn Partners as a prepayment for the transportation of 7,000 barrels per day of refined products from the Gulf Coast to El Paso for a period of up to 6 years from the date of the Longhorn Pipeline's start-up. Longhorn Partners has also issued to the Company an unsecured $25 million promissory note, subordinated to certain other indebtedness, that would become payable with interest in the event that the Longhorn Pipeline does not begin operations by July 1, 2004 or to the extent Longhorn Partners is unable to provide the Company the full amount of the agreed transportation services. In the unaudited consolidated balance sheet at October 31, 2002, the $25,000,000 settlement is reflected in Assets as "Other assets - Prepaid transportation" and in Liabilities as "Current liabilities - Prepaid transportation liability."

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order (the "Order") in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products in the period from 1993 through July 2000 from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Order appears to resolve most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona from 1993 through July 2000 and is expected to be followed by a final FERC ruling after completion of proceedings relating to computations based on the guidance provided by the Order. Based on the rulings made in the Order and SFPP's proposed computations, the Company expects that the final FERC ruling for the years at issue would result in a refund to the Company of approximately $15 million. The final FERC

                                HOLLY CORPORATION

decision on this matter will be subject to judicial review by the Court of Appeals for the District of Columbia Circuit. At the date of this report, it is not possible to predict when amounts may be payable to the Company under the final FERC decision on this matter, whether a final settlement may be reached with SFPP based on the Order, or what may be the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit. No amount relating to this matter has been included in the Company's financial statements for the quarter ended October 31, 2002.

                                HOLLY CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Item 2, including but not limited to the sections on "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results," contains "forward-looking" statements. See "Forward-Looking Statements" at the beginning of Part I.

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
                                                                (In thousands, except per share
                                                                        and ratio data)

Sales and other revenues ...................................     $    275,658      $    257,947

Operating costs and expenses
   Cost of products sold ...................................          231,959           191,984
   Operating expenses ......................................           24,140            24,746
   Selling, general and administrative expenses ............            5,203             5,430
   Depreciation, depletion and amortization ................            7,196             6,431
   Exploration expenses, including dry holes ...............              217               299
                                                                 ------------      ------------
        Total operating costs and expenses .................          268,715           228,890
                                                                 ------------      ------------
Income from operations .....................................            6,943            29,057

Other income (expense)
   Equity in earnings of joint ventures ....................            1,983             2,748
   Interest expense, net ...................................             (420)             (258)
   Gain on sale of equity securities .......................               --             1,522
                                                                 ------------      ------------
                                                                        1,563             4,012
                                                                 ------------      ------------
Income before income taxes .................................            8,506            33,069
Income tax provision .......................................            3,259            12,847
                                                                 ------------      ------------
Net income .................................................     $      5,247      $     20,222
                                                                 ============      ============


Net income per common share - basic ........................     $       0.34      $       1.30

Net income per common share - diluted ......................     $       0.33      $       1.27

Weighted average number of common shares outstanding:
  Basic ....................................................           15,522            15,508
  Diluted ..................................................           15,877            15,944

                                HOLLY CORPORATION


BALANCE SHEET DATA (UNAUDITED)

                                                              OCTOBER 31,        JULY 31,
                                                                 2002              2002
                                                             ------------      ------------
                                                            (In thousands, except ratio data)
Cash and cash equivalents ..............................     $     66,995      $     71,630
Working capital ........................................     $     32,874      $     59,873
Total assets ...........................................     $    537,235      $    502,306
Total long-term debt, including current maturities .....     $     34,285      $     34,285
Stockholders' equity ...................................     $    230,761      $    228,556
Total debt to capitalization ratio (1) .................             12.9%             13.0%



(1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.


OTHER FINANCIAL DATA (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                          OCTOBER 31,
                                                 ---------------------------
                                                     2002           2001
                                                 ------------   ------------
                                                       (In thousands)
Sales and other revenues (1)
   Refining ................................     $    270,553   $    252,812
   Pipeline Transportation .................            4,794          4,565
   Corporate and Other .....................              311            570
                                                 ------------   ------------
   Consolidated ............................     $    275,658   $    257,947
                                                 ============   ============

Income (loss) from operations (1)
   Refining ................................     $      6,733   $     28,765
   Pipeline Transportation .................            2,806          2,482
   Corporate and Other .....................           (2,596)        (2,190)
                                                 ------------   ------------
   Consolidated ............................     $      6,943   $     29,057
                                                 ============   ============

Cash flow from operating activities ........     $      7,133   $     24,404
Capital expenditures .......................     $      8,577   $      6,384
EBITDA (2) .................................     $     16,122   $     39,758


(1) The Refining segment includes the Company's principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the Navajo Refinery) and the Company's refinery near Great Falls, Montana. Included in the Refining Segment are costs relating to pipelines and terminals that operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Pipeline Transportation segment includes approximately 1,000 miles of the Company's pipeline assets in Texas and New Mexico. Revenues of the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations.

(2) Earnings before interest, taxes, depreciation and amortization - EBITDA is calculated as net income plus (i) interest expense net of interest income,
(ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is presented not as an alternative measure of operating results or cash flow from operations as determined in accordance with accounting principles generally accepted in the United States, but because EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt.

                                HOLLY CORPORATION

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                        THREE MONTHS ENDED
                                                           OCTOBER 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------

Crude charge (BPD) (1) .....................           61,800            60,200

Average per barrel (2)
  Refinery margin ..........................     $       5.79      $       9.32
  Cash operating costs (3) .................             4.03              4.22
                                                 ------------      ------------
  Net cash operating margin ................     $       1.76      $       5.10
                                                 ============      ============

Sales of produced refined products
  Gasolines ................................             54.9%             52.6%
  Diesel fuels .............................             20.6%             21.3%
  Jet fuels ................................             11.2%             10.2%
  Asphalt ..................................              9.8%             12.4%
  LPG and other ............................              3.5%              3.5%
                                                 ------------      ------------
       Total ...............................            100.0%            100.0%
                                                 ============      ============


(1)      Barrels per day of crude oil processed.

(2) Represents average per barrel amounts for produced refined products sold.

(3) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses that are part of refinery operations.


THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2001

         Net income for the three months ended October 31, 2002 was $5.2 million ($.34 per basic and $.33 per diluted share) compared to net income of $20.2 million ($1.30 per basic and $1.27 per diluted share) for the three months ended October 31, 2001. The $15 million reduction in income between the periods is principally a result of lower refined product margins.

         For the Company's first quarter ended October 31, 2002, refinery margins of $5.79 per barrel were well below the refinery margins of $9.32 per barrel for the quarter ended October 31, 2001. During the prior year's first quarter, the Company, along with the refining industry as a whole, was still experiencing very favorable refining margins, which have since declined. During much of the first quarter ended October 31, 2002, increases in crude oil and other feedstock costs were not matched by refined product increases. The Company's revenues and cost of products sold were higher in the first quarter of fiscal 2003, as compared to the fiscal 2002 first quarter, due to a 5% increase in sales volumes, higher refined product sales prices and higher costs of purchased crude oil.

         Operating expenses and selling, general and administrative expenses for the three months ended October 31, 2002 were slightly lower compared to the three months ended October 31, 2001 principally due to lower utility costs and decreased costs associated with legal proceedings.

         Interest expense was lower for the three months ended October 31, 2002 compared to the three months ended October 31, 2001 primarily due to reduced interest costs as the Company has

                                HOLLY CORPORATION


made required principal payments on term debt. The reduction in interest expense was partially offset by a $400,000 decrease in interest income for the three months ended October 31, 2002 as compared to the three months ended October 31, 2001, primarily the result of lower interest rates on invested funds.

         The Company had income of $2 million in the three months ended October 31, 2002 as compared to $2.7 million in the three months ended October 31, 2001 from the Company's investments in joint ventures, principally NK Asphalt Partners, an asphalt joint venture. In the first three months ended October 31, 2001, the Company realized a $1.5 million gain from the sale of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $4.6 million to $67 million during the three months ended October 31, 2002. The cash flow generated from operations of $7.1 million was less than the cash required for investing activities, repurchases of Company stock and dividends paid. Working capital decreased during the three months ended October 31, 2002 by $27 million to $32.9 million primarily as a result of an increase in current liabilities of $25 million related to the settlement by agreement of the Longhorn Partners Pipeline, L.P. litigation.

          On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. In the three months ended October 31, 2002, the Company repurchased 116,000 shares for approximately $1,945,000 or an average of $16.77 per share. During the month of November 2002, the Company repurchased an additional 14,900 shares for approximately $265,000 or an average of $17.78 per share. No shares were purchased from December 1 through December 11, 2002. From inception of the plan through December 11, 2002, the Company has repurchased 229,400 shares for approximately $3,812,000.

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

            In August 2002, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement and reduce the commitment from $90 million to $75 million. Under the terms of the Agreement, now that the Longhorn Partners Pipeline L.P. lawsuit has been resolved, the expiration date of the Agreement is October 10, 2004 and interest rate margins for borrowings and fees for letters of credit and bank commitments have been reduced. Under the current agreement, the Company will have access to $75 million of commitments for both revolving credit loans and letters of credit. Up to $37.5 million of this facility may be used for revolving credit loans. At October 31, 2002 the Company had letters of credit outstanding under the facility of $20.4 million and had no borrowings outstanding.

                                HOLLY CORPORATION


            The Company believes its internally generated cash flow together with its Credit Agreement provide sufficient resources to fund planned capital projects, scheduled repayments of the Senior Notes, planned stock repurchases, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's liquidity needs.

Cash Flows from Operating Activities

        Cash flows provided by operating activities for the first three months of fiscal 2003 were $7.1 million. For the comparable three month period of fiscal 2002, cash provided by operating activities was $24.4 million. The $17.3 million decrease in cash provided by operations for the first three months of fiscal 2003 as compared to the first three months of fiscal 2002 was primarily the result of the $15 million decrease in net income and changes in working capital items. In the first three months of fiscal 2003, changes in working capital used $3.2 million as compared to fiscal 2002 when changes in working capital provided $3.6 million.

Cash Flows from Financing Activities

        Cash flows used for financing activities were $3.7 million in the three months ended October 31, 2002, as compared to $1 million in the same period of the prior year. Cash flows used for financing activities in the first three months of fiscal 2003 and fiscal 2002 consisted principally of $1.7 million and $1.6 million respectively of dividends paid to shareholders and $1.9 million (for 116,000 shares) and $92,000 (for 5,000 shares) respectively for the repurchase of Company stock. In the first three months of fiscal 2003 and fiscal 2002, the Company received cash of $610,000 (for 47,000 shares) and $659,000 (for 48,500 shares) respectively from the issuance of common stock upon exercise of options. The Company has not made any bank borrowings during the current fiscal year. The next principal payment of $8.6 million on the Company's Senior Notes is due in December 2002.

Cash Flows Used for Investing Activities and Capital Projects

        Cash flows used for investing activities were $8.1 million for the first three months of fiscal 2003, as compared to $734,000 for the same period of the 2002 fiscal year. Cash expenditures on capital projects in the first three months of the current and prior fiscal years were $8.6 million and $6.4 million respectively. The Company's net cash flow used for investing activities was reduced during the first three months of fiscal 2003 by a $487,000 distribution from the Rio Grande Pipeline joint venture. During the first three months of fiscal 2002, net cash flow used for investing activities was reduced by a $1.2 million distribution from the Rio Grande Pipeline joint venture and $4.5 million of proceeds from the sale of marketable equity securities held for investment.

        The Company's capital budget adopted for fiscal year 2003 totals $14.8 million - $6.5 million for additional costs relating to the hydrotreater project and refinery expansion, $3.2 million for other refinery improvements, $3 million for pipeline transportation projects, $.6 million for oil and gas exploration and production, and $1.5 million for information technology and other. The 2003 capital budget includes authorizations for some expenditures that are expected to be made after the close of the 2003 fiscal year. The Company expects to expend approximately $40 million in fiscal 2003 for capital improvements, which includes amounts authorized in previous fiscal years. This amount is expected to be allocated approximately $30 million for the hydrotreater project and the refinery

                                HOLLY CORPORATION


expansion to an estimated 70,000 barrels per day ("BPD") as described below, approximately $6 million for other refinery improvements, approximately $2 million for pipeline and transportation projects, and approximately $2 million for other projects, including information technology projects and oil and gas exploration and development. These expenditures include projects authorized in the Company's 2003 capital budget as well as expenditures authorized in prior capital budgets but expected to be carried out in fiscal 2003.

        In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. This purchase gave the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. During the last four years, the Company spent approximately $18.6 million on relocation, engineering and equipment fabrication related to the hydrotreater project. The remaining costs to complete the hydrotreater project and the expansion project are estimated to be approximately $32.3 million. The Company expects that the hydrotreater project will be completed by December 2003. The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently adopted EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. In fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will provide sufficient capacity to recover the additional extracted sulfur that will result from operation of the hydrotreater.

        Contemporaneous with the hydrotreater project, the Navajo Refinery will be making necessary modifications to several of the Artesia processing units for the first phase of Navajo's expansion, which will increase crude oil refining capacity from 60,000 BPD to an estimated 70,000 BPD. The first phase of the expansion is expected to be completed by December 2003. Certain additional permits will be required to implement needed modifications at Navajo's Lovington, New Mexico refining facility which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility would also be completed by December 2003. The permits received by Navajo to date for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of Navajo's crude oil capacity from an estimated 70,000 BPD to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined. The total cost of the hydrotreater and expansion project to an estimated 70,000 BPD is expected to be approximately $56 million.

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

                                HOLLY CORPORATION


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



                                                                                 PAYMENTS DUE BY PERIOD
                                                              ---------------------------------------------------------------
                                                               LESS THAN
CONTRACTUAL OBLIGATIONS                         TOTAL            1 YEAR          2-3 YEARS        4-5 YEARS      OVER 5 YEARS
                                             ------------     ------------     ------------     ------------     ------------
                                                                              (In thousands)
Long-term debt (stated maturities)  ....     $     34,285     $      8,571     $     25,714     $         --     $         --
Operating leases .......................     $     27,792     $      6,091     $     11,976     $      9,438     $        287


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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

         The proposed Longhorn Pipeline, which is owned by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is an additional potential source of pipeline transportation from Gulf Coast refineries to El Paso. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. Although most construction has been completed, the Longhorn Pipeline will not begin operations until the completion of certain agreed improvements and pre-start-up steps. Published reports

                                HOLLY CORPORATION


indicate that construction in preparation for start-up of the Longhorn Pipeline continued until late July 2002, when the construction activities were halted before completion of the project. The latest public statements from Longhorn Partners indicate that Longhorn Partners is seeking additional financing to complete the project and that the pipeline will not begin operations prior to May 2003. The proposed operation of the Longhorn Pipeline is also the subject of a pending appeal in the United States Court of Appeals for the Fifth Circuit of a decision by the federal district court in Austin, Texas that allows the Longhorn Pipeline to begin operations when agreed improvements have been completed. This appeal seeks a ruling that would reverse the federal district court's decision and require a full environmental impact study before the Longhorn Pipeline is allowed to operate.

         If the Longhorn Pipeline operates as currently proposed, the lower requirement for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets. However, any effects on the Company's markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the next few years because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although the Company's results of operations might be adversely impacted and some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand a period of lower prices and margins that might result from operation of the Longhorn Pipeline as currently proposed.

         As a result of the Company's settlement in November 2002 of litigation with Longhorn Partners as described in Part II, Item 1 "Legal Proceedings," on November 26, 2002 the Company prepaid $25,000,000 to Longhorn Partners for the shipment of 7,000 BPD of refined products from the Gulf Coast to El Paso in a period of up to 6 years from the date the Longhorn Pipeline begins operations if such operations begin by July 1, 2004. Under the agreement, the prepayment would cover shipments of 7,000 BPD by the Company for approximately 4 1/2 years assuming there were no curtailments of service once operations began. The Company plans to make use of the prepaid transportation services to ship purchased refined products on the Longhorn Pipeline to meet obligations of the Company to deliver refined products to customers in El Paso. These transportation services are expected to be of benefit to the Company because the Company believes that most or all of such refined products shipped by the Company on the Longhorn Pipeline would take the place of products that would otherwise have been purchased by the Company from other suppliers.

         At the date of this report, it is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline will ultimately be operated, nor is it possible to predict the overall impact on the Company if the Longhorn Pipeline does not ultimately begin operations or begins operations at different possible future dates. Under the terms of the November 2002 settlement agreement that terminated litigation between the Company and Longhorn Partners, the Company would have an unsecured claim for repayment of the Company's $25,000,000 prepayment to Longhorn Partners for transportation services in the event the Longhorn Pipeline did not begin operations by July 1, 2004 or announced that it would not begin operations by that date.

                                HOLLY CORPORATION



         In November 2002, the Company settled by agreement litigation brought in August 1998 by Longhorn Partners Pipeline, L.P. against the Company in a state court in El Paso, Texas and litigation brought in August 2002 by the Company against Longhorn Partners and related parties in a state court in Carlsbad, New Mexico. For additional information on this settlement, see Part II, Item 1 "Legal Proceedings."

         Other legal proceedings that could affect future results are described in Part II, Item 1 "Legal Proceedings."


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

         The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. No such future contracts have been entered into since fiscal 2001.

         During fiscal 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas in March 2001 and from May 2001 to May 2002. These transactions were designated as cash flow hedges related to the purchase of 1.2 million MMBtu, approximately 50% of the forecasted natural gas purchases for the Navajo Refinery. The price swaps and collar options effectively established minimum and maximum prices to be paid for the portion of natural gas hedged of $5.29 and $5.63 per MMBtu, respectively. At October 31, 2002, there were no commodity price swaps or collar options outstanding.

        At July 31, 2002, the Company had outstanding unsecured debt of $34.3 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than two years and such debt represents less than 15% of the Company's total capitalization. As the interest rates on the Company's bank borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. There were no bank borrowings during fiscal 2002 or fiscal 2001. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A ten percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow since the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement, if any, and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A ten percent change in the market interest rate over the next year

                                HOLLY CORPORATION



would not materially impact the Company's financial condition since the average maturity of the Company's long-term debt is less than two years, such debt represents less than 15% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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


NEW ACCOUNTING PRONOUNCEMENTS

       SFAS No. 142 "Goodwill and Other Intangible Assets" - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however, all goodwill and intangible assets acquired after June 30, 2001, are immediately subject to the provisions of this statement. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial condition, results of operations, or cash flows.

       SFAS No. 143 "Accounting for Asset Retirement Obligations" - In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on the Company's financial condition, results of operations, or cash flows.

       SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" - In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial condition, results of operations, or cash flows.

                                HOLLY CORPORATION



       SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities" - In June 2002, FASB issued SFAS No. 146, "Accounting for Certain Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of liabilities. This differs from EITF 94-3 which stated that liabilities for exit costs were to be recognized as of the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, though early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its financial condition, results of operations, or cash flows upon adoption.

       The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of October 31, 2002, the Company had approximately $11.6 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized at a rate of approximately $691,000 per month. If this proposed Statement of Position had been adopted in its current form, as of October 31, 2002, the Company would have been required to expense, as of October 31, 2002, $11.6 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

                                HOLLY CORPORATION

Item 3.  Quantitative and Qualitative
         Disclosures About Market Risk

        See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."



Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

         The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

         There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the principal executive officer and principal financial officer of the Company completed their evaluation.

                                HOLLY CORPORATION


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         In November 2002, the Company settled by agreement litigation brought in August 1998 by Longhorn Partners Pipeline, L.P. ("Longhorn Partners") against the Company in a state court in El Paso, Texas and litigation brought in August 2002 by the Company against Longhorn Partners and related parties in a state court in Carlsbad, New Mexico. A description of this litigation is included in
Item 3 "Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002. Under the settlement agreement, which was developed in voluntary mediation, on November 26, 2002 the Company paid $25 million to Longhorn Partners as a prepayment for the transportation of 7,000 BPD of refined products from the Gulf Coast to El Paso in a period of up to 6 years from the date of the Longhorn Pipeline's start-up. Longhorn Partners has also issued to the Company an unsecured $25 million promissory note, subordinated to certain other indebtedness, that would become payable with interest in the event that the Longhorn Pipeline does not begin operations by July 1, 2004 or to the extent Longhorn Partners is unable to provide the Company the full amount of the agreed transportation services. This settlement has resulted in a termination of all litigation between the Company and Longhorn Partners and related parties. As part of the settlement, the Company has terminated all support for opposition to the Longhorn Pipeline except support for one family in two pending lawsuits where an existing contractual obligation requires a continuation of such support; the Company is seeking to enter into an agreement to terminate this contractual obligation.

         In November 2002, the Department of Defense issued final decisions rejecting claims under the Contract Disputes Act, which were filed by the Company in September 2002, asserting that additional amounts totaling approximately $88 million are due to the Company with respect to jet fuel sales to the Defense Fuel Supply Center in the years 1995 through 1999 (the "1995-99 Jet Fuel Claims"). Subsequent to these decisions, the Company in November 2002 filed an amended complaint in the United States Court of Appeals for the Federal Circuit to add the 1995-99 Jet Fuel Claims to the Company's pending suit which was filed in September 2002 and related originally to claims for the years 1982 through 1995. As a result of the amendment, the total amount sought in the Company's suit for all years from 1982 through 1999 is approximately $298 million. It is not possible at the date of this report to predict what amount, if any, will ultimately be payable to the Company with respect to this lawsuit.

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order (the "Order") in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products in the period from 1993 through July 2000 from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Order appears to resolve most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona from 1993 through July 2000 and is expected to be followed by a final FERC ruling after completion of proceedings relating to computations based on the guidance provided by the Order. Based on the rulings made in the Order and SFPP's proposed computations, the Company expects that the final FERC ruling for the years at issue would result in a refund to the Company of approximately $15 million. The final FERC

                                HOLLY CORPORATION


decision on this matter will be subject to judicial review by the Court of Appeals for the District of Columbia Circuit. At the date of this report, it is not possible to predict when amounts may be payable to the Company under the final FERC decision on this matter, whether a final settlement may be reached with SFPP based on the Order, or what may be the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit.


         In October 2002, the Company filed a motion to intervene and protest with the FERC with respect to a September 2002 petition for declaratory order filed by SFPP. SFPP's filing concerns its proposal to expand the capacity of its common carrier pipelines running from El Paso to Tucson and Phoenix by approximately 54,000 BPD. The Company's protest asks the FERC to rule that the costs of the proposed expansion should be reflected in pipeline transportation rates for use of the proposed additional capacity rather than in rates for use of both the proposed additional capacity and the current capacity of these pipelines. At the date of this report, the FERC has not acted with respect to the issue raised by the Company's protest.

                                HOLLY CORPORATION


Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders on December 12, 2002, all nine of the nominees for directors as listed in the proxy statement were elected.

                              ELECTION OF DIRECTORS

                                                           Total Votes           Total Votes
                                                              "For"              "Withheld"
                                                           -----------           -----------

               Matthew P. Clifton                           11,767,466            3,045,200
               W. John Glancy                               12,389,690            2,422,976
               William J. Gray                              13,532,380            1,280,286
               Marcus R. Hickerson                          13,520,415            1,292,251
               Thomas K. Matthews, II                       13,525,395            1,287,271
               Robert G. McKenzie                           11,653,882            3,158,784
               Lamar Norsworthy                             12,238,838            2,573,828
               Jack P. Reid                                 13,532,766            1,279,900
               Paul T. Stoffel                              11,666,738            3,145,928


        At the annual meeting of stockholders on December 12, 2002, the stockholders approved amending and restating the Holly Corporation 2000 Stock Option Plan as the Holly Corporation Long-Term Incentive Compensation Plan to authorize additional forms of long-term incentive compensation without increasing the maximum number of shares of the Company's Common Stock that can be issued under the Plan.

Votes For             11,357,158
Votes Against          3,428,193
Abstentions               27,315
Broker Non-Votes               0

                                HOLLY CORPORATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Mediation Settlement Agreement made and entered into as of November 15, 2002, by, between and among:
                           Longhorn Partners Pipeline, L.P.; and Holly
                           Corporation, Navajo Refining Company, L.P., and Black Eagle, Inc.

                  10.2 Holly Corporation Long-Term Incentive Compensation Plan, As Amended and Restated (Formerly designated the Holly Corporation 2000 Stock Option Plan) - As adopted at the Annual Meeting of Stockholders of Holly Corporation on December 12, 2002.

                  99.1     Certification of Chief Executive Officer.

                  99.2     Certification of Chief Financial Officer

         (b)      Reports on Form 8-K:

                  On August 13, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning the extension of the Company's Credit and Reimbursement Agreement with a group of banks headed by the Canadian Imperial Bank of Commerce.

                  On August 23, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning the denial of the Company's motion for summary judgment by the state appeals court in El Paso, Texas in the pending lawsuit brought by Longhorn Partners Pipeline, L.P. against the Company.

                  On August 26, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning the filing of a lawsuit in New Mexico state court against Longhorn Partners Pipeline, L.P. and related parties.

                  On September 25, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning reported results for the Company's fiscal year ended July 31, 2002.

                  On September 25, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning the award to the Company's wholly owned subsidiary, Navajo Refining Company, of a contract to provide up to 8, 500 barrels per day of JP-8 jet fuel to the Department of Defense.

                  On November 18, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning to the settlement of litigation by Longhorn Partners Pipeline, L.P. against the Company brought in August 1998 and of litigation brought by the Company against Longhorn Partners Pipeline, L.P. and related parties in August 2002.

                                HOLLY CORPORATION


                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HOLLY CORPORATION
                                        ----------------------------------------
                                         (Registrant)



Date:   December 12, 2002                By  /s/ Kathryn H. Walker
       -------------------                 -------------------------------------
                                            Kathryn H. Walker
                                            Vice President, Accounting
                                            (Principal Accounting Officer)


                                         By  /s/ Stephen J. McDonnell
                                           -------------------------------------
                                            Stephen J. McDonnell
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)

                                  CERTIFICATION


I, Lamar Norsworthy, Chairman of the Board and Chief Executive Officer of Holly Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Holly Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 12, 2002        /s/ Lamar Norsworthy
                              ---------------------------------------------
                              Lamar Norsworthy
                              Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION


I, Stephen J. McDonnell, Vice President and Chief Financial Officer of Holly Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Holly Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 12, 2002       /s/ Stephen J. McDonnell
                             --------------------------------------------
                             Stephen J. McDonnell
                             Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

                EXHIBIT
                NUMBER                        DESCRIPTION
                ------                        -----------

                  10.1 Mediation Settlement Agreement made and entered into as of November 15, 2002, by, between and among:
                           Longhorn Partners Pipeline, L.P.; and Holly
                           Corporation, Navajo Refining Company, L.P., and Black
                           Eagle, Inc.

                  10.2     Holly Corporation Long-Term Incentive Compensation
                           Plan, As Amended and Restated (Formerly designated the Holly Corporation 2000 Stock Option Plan) - As adopted at the Annual Meeting of Stockholders of Holly Corporation on December 12, 2002.

                  99.1     Certification of Chief Executive Officer.

                  99.2     Certification of Chief Financial Officer