Form 10-Q
period 2003-01-31
HOLLY CORP
filed 2003-03-07
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2003
                               ------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          75-1056913
----------------------------------------                   --------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         (Identification No.)

   100 Crescent Court, Suite 1600
              Dallas, Texas                                     75201-6927
----------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (214) 871-3555
                                                   --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

15,519,128 shares of Common Stock, par value $.01 per share, were outstanding on March 3, 2003.

                                HOLLY CORPORATION
                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
  PART I.     FINANCIAL INFORMATION

    Forward-Looking Statements                                                                          3

    Item 1.   Financial Statements

              Consolidated Balance Sheet - (Unaudited) -
              January 31, 2003 and July 31, 2002                                                        4

              Consolidated Statement of Income (Unaudited) -
              Three Months and Six Months Ended January 31, 2003 and 2002                               5

              Consolidated Statement of Cash Flows (Unaudited) -
              Six Months Ended January 31, 2003 and 2002                                                6

              Consolidated Statement of Comprehensive Income (Unaudited) -
              Three Months and Six Months Ended January 31, 2003 and 2002                               7

              Notes to Consolidated Financial Statements (Unaudited)                                    8

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      15

    Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                                                        28

    Item 4.   Controls and Procedures                                                                  28

  PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                        29

    Item 6.   Exhibits and Reports on Form 8-K                                                         31

  Signatures                                                                                           32

  Certifications                                                                                       33

                                     PART I


FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") regarding the Company's financial position and results of operations in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and those in Item 1 "Legal Proceedings" in Part II, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the successful acquisition and integration of the Woods Cross refinery, the possibility of terrorist attacks and the consequences of any such attacks, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-Q, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002 and in conjunction with the discussion in this Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                              JANUARY 31,        JULY 31,
                                                                                                  2003             2002
                                                                                              ------------     ------------
                ASSETS                                                                                (In thousands)
CURRENT ASSETS
   Cash and cash equivalents .............................................................    $     17,751     $     71,630

   Accounts receivable:
                             Product .....................................................          52,723           46,929
                             Crude oil resales ...........................................         110,682           88,466
                                                                                              ------------     ------------
                                                                                                   163,405          135,395

   Inventories:
                             Crude oil and refined products ..............................          52,451           35,120
                             Materials and supplies ......................................          10,334           10,188
                                                                                              ------------     ------------
                                                                                                    62,785           45,308

   Income taxes receivable ...............................................................           4,323            8,699
   Prepayments and other .................................................................          16,806           17,812
                                                                                              ------------     ------------
        TOTAL CURRENT ASSETS .............................................................         265,070          278,844

Properties, plants and equipment, at cost ................................................         439,126          410,987
Less accumulated depreciation, depletion and amortization ................................        (221,871)        (211,526)
                                                                                              ------------     ------------
                                                                                                   217,255          199,461
Investments in and advances to joint ventures ............................................          15,888           15,732

Other assets:
                             Prepaid transportation ......................................          25,000               --
                             Refinery acquisition deposit ................................           2,500               --
                             Other, net ..................................................           4,730            8,269
                                                                                              ------------     ------------
                                                                                                    32,230            8,269
                                                                                              ------------     ------------
        TOTAL ASSETS .....................................................................    $    530,443     $    502,306
                                                                                              ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ......................................................................    $    224,847     $    185,058
   Accrued liabilities ...................................................................          23,928           25,342
   Current maturities of long-term debt ..................................................           8,571            8,571
                                                                                              ------------     ------------
        TOTAL CURRENT LIABILITIES ........................................................         257,346          218,971
Deferred income taxes ....................................................................          28,318           29,065
Long-term debt, less current maturities ..................................................          17,143           25,714
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued ...........              --               --
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,853,696 and 16,759,396 shares issued as of January 31, 2003 and July 31, 2002 ....             168              168
   Additional capital ....................................................................          15,313           14,013
   Retained earnings .....................................................................         224,007          223,770
                                                                                              ------------     ------------
                                                                                                   239,488          237,951
   Common stock held in treasury, at cost -
     1,334,568 and 1,197,968 shares as of January 31, 2003 and July 31, 2002 .............         (11,722)          (9,395)
   Accumulated other comprehensive loss ..................................................            (130)              --
                                                                                              ------------     ------------
        TOTAL STOCKHOLDERS' EQUITY .......................................................         227,636          228,556
                                                                                              ------------     ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................    $    530,443     $    502,306
                                                                                              ============     ============

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JANUARY 31,                      JANUARY 31,
                                                           -----------------------------     -----------------------------
                                                               2003             2002             2003             2002
                                                           ------------     ------------     ------------     ------------
                                                                        (In thousands, except per share data)

SALES AND OTHER REVENUES ..............................    $    270,360     $    166,754     $    546,018     $    424,701

OPERATING COSTS AND EXPENSES
   Cost of products sold ..............................         232,429          134,022          464,388          326,006
   Operating expenses .................................          26,189           23,266           50,329           48,012
   Selling, general and administrative expenses .......           5,337            5,228           10,540           10,658
   Depreciation, depletion and amortization ...........           7,161            6,714           14,357           13,145
   Exploration expenses, including dry holes ..........             261              243              478              542
                                                           ------------     ------------     ------------     ------------
        TOTAL OPERATING COSTS AND EXPENSES ............         271,377          169,473          540,092          398,363
                                                           ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS .........................          (1,017)          (2,719)           5,926           26,338

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ...............          (1,378)           2,320              604            5,068
   Interest income ....................................             203              365              477            1,047
   Interest expense ...................................            (396)            (758)          (1,089)          (1,698)
   Gain on sale of equity securities ..................              --               --               --            1,522
                                                           ------------     ------------     ------------     ------------
                                                                 (1,571)           1,927               (8)           5,939
                                                           ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES .....................          (2,588)            (792)           5,918           32,277

Income tax provision (benefit)
   Current ............................................            (659)          (1,407)           2,934           11,290
   Deferred ...........................................            (333)           1,100             (667)           1,250
                                                           ------------     ------------     ------------     ------------
                                                                   (992)            (307)           2,267           12,540
                                                           ------------     ------------     ------------     ------------
NET INCOME (LOSS) .....................................    $     (1,596)    $       (485)    $      3,651     $     19,737
                                                           ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC ............    $      (0.10)    $      (0.03)    $       0.24     $       1.27
                                                           ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE - DILUTED ..........    $      (0.10)    $      (0.03)    $       0.23     $       1.24
                                                           ============     ============     ============     ============

CASH DIVIDENDS PAID PER COMMON SHARE ..................    $       0.11     $       0.10     $       0.22     $       0.20
                                                           ============     ============     ============     ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ..............................................          15,513           15,559           15,517           15,533
   Diluted ............................................          15,513           15,559           15,913           15,961

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                       SIX MONTHS ENDED
                                                                         JANUARY 31,
                                                                -----------------------------
                                                                    2003             2002
                                                                ------------     ------------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................    $      3,651     $     19,737
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ............          14,357           13,145
       Deferred income taxes ...............................            (667)           1,250
       Equity in earnings of joint ventures ................            (604)          (5,068)
       (Increase) decrease in current assets
         Accounts receivable ...............................         (28,010)          42,014
         Inventories .......................................         (17,477)          (9,435)
         Income taxes receivable ...........................           4,376           (7,601)
         Prepayments and other .............................           1,006              725
       Increase (decrease) in current liabilities
         Accounts payable ..................................          39,789          (40,947)
         Accrued liabilities ...............................          (1,414)            (430)
         Income taxes payable ..............................              --           (4,661)
       Turnaround expenditures .............................            (288)         (13,909)
       Prepaid transportation ..............................         (25,000)              --
       Other, net ..........................................            (263)          (1,292)
                                                                ------------     ------------
        NET CASH USED FOR OPERATING ACTIVITIES .............         (10,544)          (6,472)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt ...............................          (8,571)          (8,572)
   Debt issuance costs .....................................            (635)              --
   Issuance of common stock upon exercise of options .......           1,300            1,506
   Purchase of treasury stock ..............................          (2,327)            (160)
   Cash dividends ..........................................          (3,414)          (3,105)
                                                                ------------     ------------
        NET CASH USED FOR FINANCING ACTIVITIES .............         (13,647)         (10,331)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ...........         (27,634)         (12,683)
   Refinery acquisition deposit ............................          (2,500)              --
   Investments and advances to joint ventures ..............             (78)              --
   Distributions from joint ventures .......................             524            7,400
   Proceeds from sale of marketable equity securities ......              --            4,500
                                                                ------------     ------------
        NET CASH USED FOR INVESTING ACTIVITIES .............         (29,688)            (783)
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS
   DECREASE FOR THE PERIOD .................................         (53,879)         (17,586)
   Beginning of year .......................................          71,630           65,840
                                                                ------------     ------------
   END OF PERIOD ...........................................    $     17,751     $     48,254
                                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ...........................................    $      1,858     $      2,143
        Income taxes .......................................    $      6,115     $     11,919

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JANUARY 31,                   JANUARY 31,
                                                                -------------------------     -------------------------
                                                                   2003           2002           2003           2002
                                                                ----------     ----------     ----------     ----------
                                                                                   (In thousands)

NET INCOME (LOSS) ..........................................    $   (1,596)    $     (485)    $    3,651     $   19,737
Other comprehensive income (loss)
   Reclassification adjustment to net income on sale of
    equity securities ......................................            --             --             --         (1,522)
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments .......          (210)          (604)          (210)        (1,406)
      Reclassification adjustment into net income ..........            --          1,003             --          2,087
                                                                ----------     ----------     ----------     ----------
   Total income (loss) on cash flow hedges .................          (210)           399           (210)           681
                                                                ----------     ----------     ----------     ----------
  Other comprehensive income (loss) before income taxes ....          (210)           399           (210)          (841)
   Income tax expense (benefit) ............................           (80)           170            (80)          (325)
                                                                ----------     ----------     ----------     ----------
Other comprehensive income (loss) ..........................          (130)           229           (130)          (516)
                                                                ----------     ----------     ----------     ----------
TOTAL COMPREHENSIVE INCOME (LOSS) ..........................    $   (1,726)    $     (256)    $    3,521     $   19,221
                                                                ==========     ==========     ==========     ==========

See accompanying notes.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Presentation of Financial Statements

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of January 31, 2003, the consolidated results of operations and comprehensive income for the three months and six months ended January 31, 2003 and 2002, and consolidated cash flows for the six months ended January 31, 2003 and 2002.

        Certain notes and other information have been condensed or omitted, therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first six months of fiscal 2003 are not necessarily indicative of the results to be expected for the full year.

Note B - New Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however, all goodwill and intangible assets acquired after June 30, 2001, are immediately subject to the provisions of this statement. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial condition, results of operations, or cash flows.

       In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on the Company's financial condition, results of operations, or cash flows.

       In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial condition, results of operations, or cash flows.

                                HOLLY CORPORATION


       In June 2002, FASB issued SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of liabilities. This differs from EITF 94-3 which stated that liabilities for exit costs were to be recognized as of the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, and the standard has had no effect on its financial condition, results of operations, or cash flows.

       In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure", an amendment of SFAS No. 123. This statement provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148's amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002.

       The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of January 31, 2003, the Company had approximately $10.4 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. The current monthly amortization is $788,000. If this proposed Statement of Position had been adopted in its current form, as of January 31, 2003, the Company would have been required to expense $10.4 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

Note C - Earnings Per Share

        Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                HOLLY CORPORATION


                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JANUARY 31,                     JANUARY 31,
                                                                     -----------------------------     ----------------------------
                                                                         2003             2002             2003            2002
                                                                     ------------     ------------     ------------    ------------
                                                                                 (In thousands, except per share data)

Net income (loss) ...............................................    $     (1,596)    $       (485)    $      3,651    $     19,737

Average number of shares of common stock outstanding ............          15,513           15,559           15,517          15,533
Effect of dilutive stock options ................................              --               --              396             428
                                                                     ------------     ------------     ------------    ------------
Average number of shares of common stock
        outstanding assuming dilution ...........................          15,513           15,559           15,913          15,961
                                                                     ============     ============     ============    ============


Income (loss) per share - basic .................................    $      (0.10)    $      (0.03)    $       0.24    $       1.27
                                                                     ============     ============     ============    ============

Income (loss) per share - diluted ...............................    $      (0.10)    $      (0.03)    $       0.23    $       1.24
                                                                     ============     ============     ============    ============

Note D - Investments in Joint Ventures

         The Company currently has a 49% interest in NK Partners, a joint venture that manufactures and markets asphalt products from various terminals in Arizona and New Mexico. The Company accounts for earnings using the equity method. The Company's Navajo Refinery sells at market prices all of its produced asphalt to the joint venture. Sales to the joint venture during the three months ended January 31, 2003 and 2002 were $5.0 million and $2.6 million, respectively. Sales to the joint venture during the six months ended January 31, 2003 and 2002 were $12.6 million and $10.0 million, respectively.

NK Asphalt Partners Joint Venture (Unaudited):

                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JANUARY 31,                      JANUARY 31,
                                                                      -----------------------------     ----------------------------
                                                                          2003             2002             2003            2002
                                                                      ------------     ------------     ------------    ------------
                                                                              (In thousands)                    (In thousands)

Sales (net) ......................................................    $     11,763     $     13,793     $     37,933    $     45,229
                                                                      ============     ============     ============    ============

Gross Profit .....................................................    $       (689)    $      4,368     $      5,533    $     12,415
                                                                      ============     ============     ============    ============

Income (loss) from operations ....................................    $     (2,987)    $      4,517     $        684    $     10,030
                                                                      ============     ============     ============    ============

Net income (loss) before taxes ...................................    $     (3,421)    $      4,160     $       (192)   $      9,276
                                                                      ============     ============     ============    ============

                                HOLLY CORPORATION


Note E - Debt

         In August 2002, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement and reduce the commitment from $90 million to $75 million. Under the terms of the Agreement, now that the Longhorn Partners Pipeline L.P. lawsuit has been resolved, the expiration date of the Agreement is October 10, 2004, and interest rate margins for borrowings and fees for letters of credit and bank commitments have been reduced. Under the current agreement, the Company will have access to $75 million of commitments for both revolving credit loans and letters of credit. Up to $37.5 million of this facility may be used for revolving credit loans. At January 31, 2003, the Company had letters of credit outstanding under the facility of $15 million and had no borrowings outstanding.

Note F - Stockholders' Equity

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. During the six months ended January 31, 2003, the Company repurchased 136,600 shares at a cost of approximately $2.3 million or an average of $17.04 per share. During the month of February 2003, the Company repurchased an additional 37,300 shares at a cost of approximately $777,000 or an average of $20.84 per share. From inception of the plan through March 3, 2003, the Company has repurchased 272,400 shares at a cost of approximately $4.7 million.

Note G - Derivative Instruments and Hedging Activities

        In fiscal 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 through May 2002. These transactions were designated as cash flow hedges of forecasted purchases. During the six months ended January 31, 2002, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $681,000 of income in comprehensive income. Gains (losses) on the natural gas hedges were reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impacted earnings.

                                HOLLY CORPORATION


        The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refinery margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. Gains and losses reported in accumulated other comprehensive income will be reclassified into income when the forecasted transactions affect income. During the quarter ended January 31, 2003, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $210,000 of loss in comprehensive income. The ineffective portion of the hedges was a $31,000 gain and was included in cost of sales for the quarter ended January 31, 2003.

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

                                HOLLY CORPORATION


                                                                             TOTAL FOR
                                                               PIPELINE      REPORTABLE       CORPORATE      CONSOLIDATED
                                                REFINING    TRANSPORTATION    SEGMENTS         & OTHER          TOTAL
                                              -----------   --------------   -----------     -----------     ------------
                                                                            (In thousands)
THREE MONTHS ENDED JANUARY 31, 2003
  Sales and other revenues ...............    $   264,658     $     5,206    $   269,864     $       496     $   270,360
  Income (loss) from operations ..........    $    (1,246)    $     3,020    $     1,774     $    (2,791)    $    (1,017)
  Income (loss) before income taxes ......    $    (3,323)    $     3,523    $       200     $    (2,788)    $    (2,588)
  EBITDA(1) ..............................    $     3,287     $     3,882    $     7,169     $    (2,403)    $     4,766

THREE MONTHS ENDED JANUARY 31, 2002
  Sales and other revenues ...............    $   161,863     $     4,536    $   166,399     $       355     $   166,754
  Income (loss) from operations ..........    $    (3,028)    $     2,504    $      (524)    $    (2,195)    $    (2,719)
  Income (loss) before income taxes ......    $    (1,093)    $     2,850    $     1,757     $    (2,549)    $      (792)
  EBITDA(1) ..............................    $     5,136     $     3,211    $     8,347     $    (2,032)    $     6,315


SIX MONTHS ENDED JANUARY 31, 2003
  Sales and other revenues ...............    $   535,211     $    10,000    $   545,211     $       807     $   546,018
  Income (loss) from operations ..........    $     5,487     $     5,826    $    11,313     $    (5,387)    $     5,926
  Income (loss) before income taxes ......    $     4,692     $     6,845    $    11,537     $    (5,619)    $     5,918
  EBITDA(1) ..............................    $    17,849     $     7,560    $    25,409     $    (4,522)    $    20,887

SIX MONTHS ENDED JANUARY 31, 2002
  Sales and other revenues ...............    $   414,675     $     9,101    $   423,776     $       925     $   424,701
  Income (loss) from operations ..........    $    25,737     $     4,986    $    30,723     $    (4,385)    $    26,338
  Income (loss) before income taxes ......    $    30,003     $     5,617    $    35,620     $    (3,343)    $    32,277
  EBITDA(1) ..............................    $    42,215     $     6,327    $    48,542     $    (2,469)    $    46,073

(1) Earnings Before Interest, Taxes, Depreciation and Amortization - EBITDA is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion, and amortization. EBITDA is presented, not as an alternative measure of operating results or cash flow from operations as determined in accordance with accounting principles generally accepted in the United States, but because EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt.

Note I - Contingencies

         In November 2002, the Company settled by agreement litigation brought in August 1998 by Longhorn Partners Pipeline, L.P. ("Longhorn Partners") against the Company in a state court in El Paso, Texas and litigation brought in August 2002 by the Company against Longhorn Partners and related parties in a state court in Carlsbad, New Mexico. Under the settlement agreement, which was developed in voluntary mediation, in November 2002, the Company paid $25 million to Longhorn Partners as a prepayment for the transportation of 7,000 barrels per day of refined products from the Gulf Coast to El Paso for a period of up to 6 years from the date of the Longhorn Pipeline's start-up. Longhorn Partners has also issued to the Company an unsecured $25 million promissory note, subordinated to certain other indebtedness, that would become payable with interest in the event that the Longhorn Pipeline does not begin operations by July 1, 2004, or to the extent Longhorn Partners is unable to provide the Company the full amount of the agreed transportation services. In the unaudited consolidated balance sheet at January 31, 2003, the $25 million settlement is reflected in Assets as "Other assets - Prepaid transportation."

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P.

                                HOLLY CORPORATION


("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products in the period from 1993 through July 2000 from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona from 1993 through July 2000. On January 29, 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. Based on the rulings made by the FERC on this matter in the September 2002 and January 2003 orders, the Company believes that under the final FERC decision for the years at issue the Company would be entitled to a refund of approximately $15 million. The final FERC decision on this matter is subject to judicial review by the Court of Appeals for the District of Columbia Circuit. At the date of this report, it is not possible to predict when amounts may be payable to the Company under the final FERC decision on this matter, or what may be the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit. No amount relating to this matter has been included in the Company's financial statements for the six months ended January 31, 2003.

Note J - Refinery Acquisition

        In December 2002, the Company announced a definitive agreement with ConocoPhillips to acquire the Woods Cross refinery near Salt Lake City, Utah and related assets. The total price for the assets is $25 million, subject to reduction for certain pension obligations, plus the value of crude oil, refined product and other inventories currently estimated to be approximately $45 million. The Woods Cross refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase will also include certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming, and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The purchase is expected to be financed by a combination of cash and debt. The acquisition is subject to satisfaction of certain closing requirements, including approval of the transaction by the Federal Trade Commission and certain States. The Company expects that the acquisition will close in April or May 2003.

Note K - Subsequent Event

        On March 3, 2003, the Company sold its Iatan crude oil gathering pipeline system located in West Texas to Plains Marketing L.P. for a purchase price of $24 million in cash. In connection with the transaction, the Company and Plains entered into a six and one half year agreement which allows the Company to transport any crude oil purchased by the Company in the relevant area on the Iatan system at an agreed upon tariff. The sale will result in a pre-tax gain for the Company of approximately $17 million.

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

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)

                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JANUARY 31,                       JANUARY 31,
                                                           -----------------------------     -----------------------------
                                                               2003             2002             2003             2002
                                                           ------------     ------------     ------------     ------------
                                                                       (In thousands, except per share data)

Sales and other revenues ..............................    $    270,360     $    166,754     $    546,018     $    424,701

Operating costs and expenses
   Cost of products sold ..............................         232,429          134,022          464,388          326,006
   Operating expenses .................................          26,189           23,266           50,329           48,012
   Selling, general and administrative expenses .......           5,337            5,228           10,540           10,658
   Depreciation, depletion and amortization ...........           7,161            6,714           14,357           13,145
   Exploration expenses, including dry holes ..........             261              243              478              542
                                                           ------------     ------------     ------------     ------------
        Total operating costs and expenses ............         271,377          169,473          540,092          398,363
                                                           ------------     ------------     ------------     ------------
Income (loss) from operations .........................          (1,017)          (2,719)           5,926           26,338

Other income (expense)
   Equity in earnings of joint ventures ...............          (1,378)           2,320              604            5,068
   Interest expense, net ..............................            (193)            (393)            (612)            (651)
   Gain on sale of equity securities ..................              --               --               --            1,522
                                                           ------------     ------------     ------------     ------------
                                                                 (1,571)           1,927               (8)           5,939
                                                           ------------     ------------     ------------     ------------
Income (loss) before income taxes .....................          (2,588)            (792)           5,918           32,277
Income tax provision (benefit) ........................            (992)            (307)           2,267           12,540
                                                           ------------     ------------     ------------     ------------
Net income (loss) .....................................    $     (1,596)    $       (485)    $      3,651     $     19,737
                                                           ============     ============     ============     ============

Net income (loss) per common share - basic ............    $      (0.10)    $      (0.03)    $       0.24     $       1.27

Net income (loss) per common share - diluted ..........    $      (0.10)    $      (0.03)    $       0.23     $       1.24

Average number of common shares outstanding:
  Basic ...............................................          15,513           15,559           15,517           15,533
  Diluted .............................................          15,513           15,559           15,913           15,961

                                HOLLY CORPORATION


BALANCE SHEET DATA (UNAUDITED)

                                                                  JANUARY 31,       JULY 31,
                                                                    2003             2002
                                                                ------------     ------------
                                                              (In thousands, except ratio data)
Cash and cash equivalents ..................................    $     17,751     $     71,630
Working capital ............................................    $      7,724     $     59,873
Total assets ...............................................    $    530,443     $    502,306
Total long-term debt, including current maturities .........    $     25,714     $     34,285
Stockholders' equity .......................................    $    227,636     $    228,556
Total debt to capitalization ratio(1) ......................            10.1%            13.0%

         (1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JANUARY 31,                       JANUARY 31,
                                                -----------------------------     -----------------------------
                                                    2003             2002             2003             2002
                                                ------------     ------------     ------------     ------------
                                                       (In thousands)                    (In thousands)
Sales and other revenues (1)
   Refining ................................    $    264,658     $    161,863     $    535,211     $    414,675
   Pipeline Transportation .................           5,206            4,536           10,000            9,101
   Corporate and Other .....................             496              355              807              925
                                                ------------     ------------     ------------     ------------
   Consolidated ............................    $    270,360     $    166,754     $    546,018     $    424,701
                                                ============     ============     ============     ============

Income (loss) from operations (1)
   Refining ................................    $     (1,246)    $     (3,028)    $      5,487     $     25,737
   Pipeline Transportation .................           3,020            2,504            5,826            4,986
   Corporate and Other .....................          (2,791)          (2,195)          (5,387)          (4,385)
                                                ------------     ------------     ------------     ------------
   Consolidated ............................    $     (1,017)    $     (2,719)    $      5,926     $     26,338
                                                ============     ============     ============     ============

Cash flow from operating activities ........    $    (17,677)    $    (30,876)    $    (10,544)    $     (6,472)
Capital expenditures .......................    $     19,057     $      6,299     $     27,634     $     12,683
EBITDA (2) .................................    $      4,766     $      6,315     $     20,887     $     46,073

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

         (2) Earnings before interest, taxes, depreciation and amortization - EBITDA is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is presented, not as an alternative measure of operating results or cash flow from operations as determined in accordance with accounting principles generally accepted in the United States, but because EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt.

                                HOLLY CORPORATION


REFINING SEGMENT OPERATING DATA (Unaudited)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JANUARY 31,                    JANUARY 31,
                                            ----------------------------    ----------------------------
                                                2003            2002            2003            2002
                                            ------------    ------------    ------------    ------------

Crude charge (BPD) (1) .................          67,700          52,000          64,800          56,100

Average per barrel (2)
  Refinery margin ......................    $       4.71    $       5.02    $       5.24    $       7.36
  Cash operating costs (3) .............            4.05            4.73            4.04            4.45
                                            ------------    ------------    ------------    ------------
  Net cash operating margin ............    $       0.66    $       0.29    $       1.20    $       2.91
                                            ============    ============    ============    ============

Sales of produced refined products
  Gasolines ............................            59.4%           59.0%           57.2%           55.5%
  Diesel fuels .........................            22.4%           20.8%           21.5%           21.1%
  Jet fuels ............................             9.2%           11.1%           10.2%           10.6%
  Asphalt ..............................             5.5%            5.8%            7.6%            9.4%
  LPG and other ........................             3.5%            3.3%            3.5%            3.4%
                                            ------------    ------------    ------------    ------------
       Total ...........................           100.0%          100.0%          100.0%          100.0%
                                            ============    ============    ============    ============

(1)      Barrels per day of crude oil processed.

(2) Represents average per barrel amounts for produced refined products sold.

(3) Includes operating costs and selling, general and administrative expenses of refineries, as well as pipeline expenses that are part of refinery operations.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2003 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2002

Summary

         The Company incurred a net loss for the three months ended January 31, 2003 of $1.6 million ($0.10 per basic and diluted share) compared to a net loss of $485,000 ($0.03 per basic and diluted share) for the three months ended January 31, 2002. For the first six months ended January 31, 2003, net income was $3.7 million ($0.24 per basic share or $0.23 per diluted share) compared to $19.7 million ($1.27 per basic share or $1.24 per diluted share) for the first six months ended January 31, 2002. The larger fiscal second quarter loss and the lower earnings for the first six months ended January 31, 2003, as compared to the prior year periods, were principally the result of lower refined product margins and a loss rather than substantial earnings at our asphalt joint venture, offset partially by increases in sales volumes resulting from the absence of a maintenance turnaround in the second quarter of fiscal 2003.

Three Months Ended January 31, 2003 Compared with Three Months Ended January 31, 2002

        For the second quarter of fiscal 2003, the Company experienced a net loss of $1.6 million as compared to a $485,000 net loss in the second quarter of fiscal 2002. Refining margins were poor during the second quarter of both fiscal years and there were losses incurred by our asphalt joint venture in the second quarter of fiscal 2003.

        For the three months ended January 31, 2003, refining margins of $4.71 per barrel were slightly less than the refinery margins of $5.02 per barrel for the three months ended January 31, 2002. Revenues from the sale of refined products increased to $264.7 million in the second quarter

                                HOLLY CORPORATION


of fiscal 2003 from $161.9 million in the second quarter of fiscal 2002 due principally to higher refined product sales prices. Total product sales volumes for the second quarter ended January 31, 2003, significantly increased from the quarter ended January 31, 2002. Production of refined products in the quarter ended January 31, 2002 was reduced as the result of an extended 29-day planned maintenance turnaround that involved a number of process units at the Artesia and Lovington facilities.

        Cost of sales for the second quarter of fiscal 2003 as compared to the same quarter of fiscal 2002 increased significantly by $98.4 million to $232.4 million primarily reflecting substantially higher costs of crude oil and, to a lesser extent, higher production volumes due to the absence of a maintenance turnaround in the second quarter of fiscal 2003.

        Operating expenses increased to $26.2 million in the second quarter of fiscal 2003 from $23.3 million in fiscal 2002. The increase was primarily due to higher natural gas prices and higher maintenance expenses.

        Equity in earnings of joint ventures was a loss of $1.4 million for the quarter ended January 31, 2003 as compared to income of $2.3 million in the quarter ended January 31, 2002. The $3.7 million decrease is primarily due to a loss incurred by our asphalt joint venture because of lower margins and an inventory charge of $1.3 million, compared to substantial income of the asphalt joint venture in the comparable quarter of fiscal 2002.

Six Months Ended January 31, 2003 Compared with Six Months Ended January 31,
2002

        Net income for the first six months ended January 31, 2003 was $3.7 million compared to $19.7 million for the first six months ended January 31, 2002. Refining margins were substantially lower in the first six months of the current fiscal year as compared to the comparable period in fiscal 2002 and there were losses incurred by our asphalt joint venture in the first half of fiscal 2003, compared to substantial income for the joint venture for the first half of fiscal 2002.

        For the six months ended January 31, 2003, refining margins of $5.24 per barrel were significantly less than the refinery margins of $7.36 per barrel for the six months ended January 31, 2002. During the prior year's first quarter, the Company along with the refining industry as a whole, was still experiencing very favorable refining margins, which have since declined. Revenues from the sale of refined products increased to $535.2 million in the first six months of fiscal 2003 from $414.7 million in the first six months of fiscal 2002 due principally to higher refined product sales prices. Total product sales volumes for the six months ended January 31, 2003 increased significantly from the first six months ended January 31, 2002.

        Cost of sales for the first six months ended January 31, 2003 increased to $464.4 million from $326.0 million for the first six months ended January 31, 2002. The $138.4 million increase was primarily due to higher costs of crude oil and, to a lesser extent, higher production volumes.

        Equity in earnings of joint ventures declined substantially to $604,000 for the first six months ended January 31, 2003, from $5.1 million for the first six months ended January 31, 2002. The $4.5 million decline resulted primarily from a loss incurred by our asphalt joint venture because of lower margins for the first half of fiscal 2003, compared to substantial income for the joint venture in the

                                HOLLY CORPORATION


first half of fiscal 2002, and an inventory charge of $1.3 million in the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $53.9 million during the first six months ended January 31, 2003. The reduction in cash was due partially to the net use of $10.5 million cash for operating activities that was largely a result of a $25.0 million payment for prepaid transportation services as part of a settlement by agreement of litigation with Longhorn Partners Pipeline, L.P. The reduction in cash was also affected by $27.6 million in capital expenditures, principally for the Navajo Refinery's gas oil hydrotreater and refinery expansion projects, a $2.5 million deposit related to the acquisition of the Woods Cross refinery, $8.6 million for scheduled principal payments of long-term debt, $2.3 million paid for repurchase of treasury shares and $3.4 million for cash dividends.

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. During the six months ended January 31, 2003, the Company repurchased 136,600 shares at a cost of approximately $2.3 million or an average of $17.04 per share. During the month of February 2003, the Company repurchased an additional 37,300 shares at a cost of approximately $777,000 or an average of $20.84 per share. From inception of the plan through March 3, 2003, the Company has repurchased 272,400 shares at a cost of approximately $4.7 million.

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

         In August 2002, the Company entered into an agreement with a group of banks led by Canadian Imperial Bank of Commerce to extend its Revolving Credit Agreement and reduce the commitment from $90 million to $75 million. Under the terms of the Agreement, now that the Longhorn Partners Pipeline L.P. lawsuit has been resolved, the expiration date of the Agreement is October 10, 2004 and interest rate margins for borrowings and fees for letters of credit and bank commitments have been reduced. Under the current agreement, the Company will have access to $75 million of commitments for both revolving credit loans and letters of credit. Up to $37.5 million of this facility may be used for revolving credit loans. At January 31, 2003 the Company had letters of credit outstanding under the facility of $15 million and had no borrowings outstanding.

                                HOLLY CORPORATION


        In December 2002, the Company announced a definitive agreement with ConocoPhillips to acquire the Woods Cross refinery near Salt Lake City, Utah and related assets. The total price for the assets is $25 million subject to reduction for certain pension obligations, plus the value of crude oil, refined product and other inventories currently estimated to be approximately $45 million. The purchase is expected to be financed by a combination of cash and debt. The acquisition is subject to satisfaction of certain closing requirements, including approval of the transaction by the Federal Trade Commission and certain States. The Company expects that the acquisition will close in April or May 2003.

         On March 3, 2003, the Company sold its Iatan crude oil gathering pipeline system located in West Texas to Plains Marketing L.P. for a purchase price of $24 million in cash. In connection with the transaction, the Company and Plains entered into a six and one half year agreement which allows the Company to transport any crude oil purchased by the Company in the relevant area on the Iatan system at an agreed upon tariff. The sale will result in a pre-tax gain for the Company of approximately $17 million.

         The Company believes its internally generated cash flow together with its Credit Agreement should provide adequate resources to fund planned capital projects and acquisitions, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's current liquidity needs. However, in view of the increased estimated cost of the Company's planned Navajo Refinery expansion, increased inventory investments resulting from higher crude oil and product prices, and the planned acquisition of the Woods Cross refinery, the Company intends to expand or replace its current Credit Agreement to provide additional financial flexibility for the future.

Cash Flows from Operating Activities

         Cash flows used by operating activities for the first six months of fiscal 2003 were $10.5 million. For the comparable six month period of fiscal 2002, cash used by operating activities was $6.5 million. The $4.0 million increase in cash used by operating activities for the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 was due to an $11.6 million reduction in net income, including a net loss rather than net income from joint ventures, and $25.0 million paid for prepaid transportation services offset by $13.6 million in reduced turnaround expenditures as compared to the first half of the 2002 fiscal year and changes in working capital items. In the first six months of fiscal 2003, changes in working capital items used $1.7 million as compared to the first half of fiscal 2002 when changes in working capital used $20.3 million.

Cash Flows from Financing Activities

         Cash flows used for financing activities were $13.6 million for the first six months ended January 31, 2003, as compared to $10.3 million in the same period of the prior year. During the first six months of fiscal 2003, the Company made a scheduled repayment of long-term debt for $8.6 million, incurred $635,000 in debt issuance costs in connection with extending its $75 million credit facility to October 2004, spent $2.3 million to repurchase 136,600 shares of common stock, paid $3.4 million in dividends and received $1.3 million upon the exercise of options to acquire 94,300 shares of common stock. During the first six months of fiscal 2002, the Company made a scheduled repayment of long-term debt for $8.6 million, spent $160,000 to repurchase 8,600 shares of its common stock, paid $3.1 million in dividends and received $1.5 million upon the exercise of options to acquire 108,500 shares of common stock.

                                HOLLY CORPORATION


Cash Flows Used for Investing Activities and Capital Projects

         Cash flows used for investing activities were $29.7 million for the first six months ended January 31, 2003, as compared to $800,000 for the same period of the 2002 fiscal year. Cash expenditures for property, plant and equipment for the first six months of the current and prior fiscal years were $27.6 million and $12.7 million respectively. Also in the six months ended January 31, 2003, the Company made a $2.5 million deposit in connection with the acquisition of the Woods Cross refinery. Most of the increase is due to the Navajo Refinery's gas oil hydrotreater and expansion projects. The Company's net cash flow used for investing activities was reduced during the first six months of fiscal 2003 by a $487,000 distribution to the Company from the Rio Grande Pipeline joint venture. During the first six months of fiscal 2002, the Company's net cash flow used by investing activities was reduced by a $1.9 million distribution to the Company from the Rio Grande Pipeline joint ventures, a $5.5 million distribution to the Company from the asphalt joint venture and by $4.5 million of proceeds from the sale of marketable equity securities held for investment.

         The Company's capital budget adopted for fiscal year 2003 totals $14.8 million - $6.5 million for additional costs relating to the hydrotreater project and refinery expansion, $3.2 million for other refinery improvements, $3 million for pipeline transportation projects, $.6 million for oil and gas exploration and production, and $1.5 million for information technology and other. The 2003 capital budget includes authorizations for some expenditures that are expected to be made after the close of the 2003 fiscal year. The Company expects to expend approximately $40 million in fiscal 2003 for capital improvements, which includes amounts authorized in previous fiscal years. This amount is expected to be allocated approximately $30 million for the hydrotreater project and the refinery expansion to an estimated 75,000 barrels per day ("BPD") as described below, approximately $6 million for other refinery improvements, approximately $2 million for pipeline and transportation projects, and approximately $2 million for other projects, including information technology projects and oil and gas exploration and development. These expenditures include projects authorized in the Company's 2003 capital budget as well as expenditures authorized in prior capital budgets but expected to be carried out in fiscal 2003.

         In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. This purchase gave the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. During the last four years, the Company spent approximately $27.9 million on relocation, engineering, equipment fabrication, and construction related to the hydrotreater and expansion projects. The remaining costs to complete the hydrotreater project and the expansion project are estimated to be approximately $34.5 million. The Company expects that the hydrotreater project will be completed by December 2003. The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently adopted EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. In fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will provide sufficient capacity to recover the additional extracted sulfur that will result from operation of the hydrotreater.

                                HOLLY CORPORATION


         Contemporaneous with the hydrotreater project, the Navajo Refinery will be making necessary modifications to several of the Artesia processing units for the first phase of Navajo's expansion, which will increase crude oil refining capacity from 60,000 BPD to approximately 75,000 BPD. The first phase of the expansion is expected to be completed by December 2003. Certain additional permits will be required to implement needed modifications at Navajo's Lovington, New Mexico refining facility which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility would also be completed by December 2003. The permits received by Navajo to date for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of Navajo's crude oil capacity from an estimated 75,000 BPD to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined. During the three months ended January 31, 2003, engineering and planning for the projects has been nearly completed and the Company's estimate of the total cost of the projects has increased from approximately $56 million to approximately $67.5 million due to the increased costs and scope of certain refinery infrastructure upgrades, added capacity and sulfur recovery capabilities and the increased actual costs of previously estimated portions of the projects.

         In December 2002, the Company announced a definitive agreement with ConocoPhillips to acquire the Woods Cross refinery near Salt Lake City, Utah and related assets. The total price for the assets is $25 million, subject to reduction for certain pension obligations, plus the value of crude oil, refined product and other inventories currently estimated to be approximately $45 million. The Woods Cross refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase will also include certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming, and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The purchase is expected to be financed by a combination of cash and debt. The acquisition is subject to satisfaction of certain closing requirements, including approval of the transaction by the Federal Trade Commission and certain States. The Company expects that the acquisition will close in April or May 2003.

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

                                                                         PAYMENTS DUE BY PERIOD
                                                          -----------------------------------------------------
                                                          LESS THAN
CONTRACTUAL OBLIGATIONS                       TOTAL         1 YEAR      2-3 YEARS     4-5 YEARS    OVER 5 YEARS
-----------------------                     ----------    ----------    ----------    ----------   ------------
                                                                      (In thousands)
Long-term debt (stated maturities)  ....    $   25,714    $    8,571    $   17,143    $       --    $       --
Operating leases .......................    $   26,564    $    6,091    $   11,976    $    8,210    $      287

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

         The proposed Longhorn Pipeline, which is owned by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is an additional potential source of pipeline transportation from Gulf Coast refineries to El Paso. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. Although most construction has been completed, the Longhorn Pipeline will not begin operations until the completion of certain agreed improvements and pre-start-up steps. Published reports indicate that construction in preparation for start-up of the Longhorn Pipeline continued until late July 2002, when the construction activities were halted before completion of the project. The latest public statements from Longhorn Partners indicate that Longhorn Partners is seeking additional

                                HOLLY CORPORATION


financing to complete the project and that the pipeline will not begin operations prior to May 2003. The proposed operation of the Longhorn Pipeline is also the subject of a pending appeal in the United States Court of Appeals for the Fifth Circuit of a decision by the federal district court in Austin, Texas that allows the Longhorn Pipeline to begin operations when agreed improvements have been completed. This appeal seeks a ruling that would reverse the federal district court's decision and require a full environmental impact study before the Longhorn Pipeline is allowed to operate.

         If the Longhorn Pipeline operates as currently proposed, lower requirements for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers could allow Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets. However, any effects on the Company's markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the next few years because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although the Company's results of operations might be adversely impacted and some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand a period of lower prices and margins that might result from operation of the Longhorn Pipeline as currently proposed.

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

                                HOLLY CORPORATION


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

        The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refinery margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. Gains and losses reported in accumulated other comprehensive income will be reclassified into income when the forecasted transactions affect income. During the quarter ended January 31, 2003, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $210,000 of loss in comprehensive income. The ineffective portion of the hedges was a $31,000 gain and was included in cost of sales for the quarter ended January 31, 2003.

        At January 31, 2003, the Company had outstanding unsecured debt of $25.7 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than two years and such debt represents approximately 10% of the Company's total capitalization. As the interest rates on the Company's bank borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. There have been no bank borrowings in fiscal 2002, or thus far for fiscal 2003. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A one percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow since the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement, if any, and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A one percent change in the market interest rate over the next year would not materially impact the Company's financial condition since the average maturity of the Company's long-term debt is less than two years, such debt represents approximately 10% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which changes how goodwill and other intangible assets are accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted; however, all goodwill and intangible assets acquired after June 30, 2001, are immediately subject to the provisions of this statement. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial condition, results of operations, or cash flows.

         In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires that the fair value for an asset retirement obligation be capitalized as part of the carrying amount of the long-lived asset if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on the Company's financial condition, results of operations, or cash flows.

         In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial condition, results of operations, or cash flows.

         In June 2002, FASB issued SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of liabilities. This differs from EITF 94-3 which stated that liabilities for exit costs were to be recognized as of the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, and the

                                HOLLY CORPORATION


standard has had no effect on its financial condition, results of operations, or cash flows.

         In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure", an amendment of SFAS No. 123. This statement provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148's amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002.

         The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of January 31, 2003, the Company had approximately $10.4 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. The current monthly amortization is $788,000. If this proposed Statement of Position had been adopted in its current form, as of January 31, 2003, the Company would have been required to expense, as of January 31, 2003, $10.4 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

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

         In November 2002, the Department of Defense issued final decisions rejecting claims under the Contract Disputes Act, which were filed by the Company in September 2002, asserting that additional amounts totaling approximately $88 million are due to the Company with respect to jet fuel sales to the Defense Fuel Supply Center in the years 1995 through 1999 (the "1995-99 Jet Fuel Claims"). Subsequent to these decisions, the Company in November 2002 filed an amended complaint in the United States Court of Appeals for the Federal Circuit to add the 1995-99 Jet Fuel Claims to the Company's pending suit which was filed in September 2002 and related originally to claims for the years 1982 through 1995. As a result of the amendment, the total amount sought in the Company's suit for all years from 1982 through 1999 is approximately $298 million. In January 2003, the Federal Government filed a motion for partial summary judgment in this suit, and in February 2003, the Company filed a cross motion for partial summary judgment. It is not possible at the date of this report to predict what amount, if any, will ultimately be payable to the Company with respect to this lawsuit.

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products in the period from 1993 through July 2000 from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona from 1993 through July 2000. On January 29, 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. Based on the rulings made

                                HOLLY CORPORATION


by the FERC on this matter in the September 2002 and January 2003 orders, the Company believes that under the final FERC decision for the years at issue the Company would be entitled to a refund of approximately $15 million. SFPP has indicated in filings with the FERC that it will pay refunds based on the FERC decision on this matter after the FERC decision ceases to be subject to further proceedings in the FERC and that such payment could be made as early as the middle of April 2003. The final FERC decision on this matter is subject to judicial review by the Court of Appeals for the District of Columbia Circuit. At the date of this report, it is not possible to predict what may be the result of judicial review proceedings on this matter in the Court of Appeals.

         In October 2002, the Company filed a motion to intervene and protest with the FERC with respect to a September 2002 petition for declaratory order filed by SFPP. SFPP's filing concerns its proposal to expand the capacity of its common carrier pipelines running from El Paso to Tucson and Phoenix by approximately 54,000 BPD. The Company's protest asks the FERC to rule that the costs of the proposed expansion should be reflected only in pipeline transportation rates for use of the proposed additional capacity rather than in rates for use of both the proposed additional capacity and the current capacity of these pipelines. On January 29, 2003, the FERC issued an order that, along with addressing other issues, ruled against the Company's position. In early March 2003 the Company filed with the FERC a request for rehearing on this matter.

                                HOLLY CORPORATION


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Asset purchase and sale agreement between Phillips Petroleum Company, as Seller, and Holly Corporation, as Buyer, dated as of December 20, 2002.

                  10.2* Holly Corporation - Supplemental Payment Agreement for 2003 Service as Director.

                  99.1     Certification of Chief Executive Officer.

                  99.2     Certification of Chief Financial Officer

                  * Constitute management contracts or compensatory plans or arrangements.

         (b)      Reports on Form 8-K:

                  On November 18, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning the settlement of litigation by Longhorn Partners Pipeline, L.P. against the Company brought in August 1998 and of litigation brought by the Company against Longhorn Partners Pipeline, L.P. and related parties in August 2002.

                  On December 12, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning the Company's earnings release for the three months ended October 31, 2002.

                  On December 20, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning an announcement by the Company of an agreement to acquire the Woods Cross Refinery for $25 million plus inventories.

                  On March 4, 2003, a Current Report on Form 8-K was filed under
                  Item 5 Other Events, concerning an announcement by the Company of the sale of its Iatan crude oil gathering system.

                                HOLLY CORPORATION


                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HOLLY CORPORATION
                                            ------------------------------------
                                            (Registrant)


Date: March 7, 2003                         By /s/ Kathryn H. Walker
                                              ----------------------------------
                                              Kathryn H. Walker
                                              Vice President, Accounting
                                              (Principal Accounting Officer)


                                            By /s/ Stephen J. McDonnell
                                              ----------------------------------
                                              Stephen J. McDonnell
                                              Vice President and Chief Financial
                                              Officer
                                              (Principal Financial Officer)

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


Date: March 7, 2003                          /s/ Lamar Norsworthy
                                             -----------------------------------
                                             Lamar Norsworthy
                                             Chairman of the Board and Chief
                                             Executive Officer

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


Date: March 7, 2003                          /s/ Stephen J. McDonnell
                                             -----------------------------------
                                             Stephen J. McDonnell
                                             Vice President and Chief Financial
                                             Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   10.1                  Asset purchase and sale agreement between Phillips
                         Petroleum Company, as Seller, and Holly Corporation, as
                         Buyer, dated as of December 20, 2002.

   10.2*                 Holly Corporation - Supplemental Payment Agreement for
                         2003 Service as Director.

   99.1                  Certification of Chief Executive Officer.

   99.2                  Certification of Chief Financial Officer

         * Constitute management contracts or compensatory plans or arrangements.