Form 10-Q
period 2003-04-30
HOLLY CORP
filed 2003-06-12
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ________________

 Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          75-1056913
--------------------------------                        -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         (Identification No.)

 100 Crescent Court, Suite 1600
         Dallas, Texas                                          75201-6927
----------------------------------------                       -----------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [X]  No [ ]

15,502,028 shares of Common Stock, par value $.01 per share, were outstanding on June 9, 2003.

                                HOLLY CORPORATION
                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I.     FINANCIAL INFORMATION

 Forward-Looking Statements                                                                             3

  Item 1.   Financial Statements

            Consolidated Balance Sheet - (Unaudited) -
            April 30, 2003 and July 31, 2002                                                            4

            Consolidated Statement of Income (Unaudited) -
            Three Months and Nine Months Ended April 30, 2003 and 2002                                  5

            Consolidated Statement of Cash Flows (Unaudited) -
            Nine Months Ended April 30, 2003 and 2002                                                   6

            Consolidated Statement of Comprehensive Income (Unaudited) -
            Three Months and Nine Months Ended April 30, 2003 and 2002                                  7

            Notes to Consolidated Financial Statements (Unaudited)                                      8

  Item 2.   Management's Discussion and Analysis of Financial

            Condition and Results of Operations                                                        17

  Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                                                          32

  Item 4.   Controls and Procedures                                                                    32

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                          33

  Item 6.   Exhibits and Reports on Form 8-K                                                           34

Signatures                                                                                             36

Certifications                                                                                         37

                                     PART I

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") regarding the Company's financial position and results of operations in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and those in Item 1 "Legal Proceedings" in Part II, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the successful integration of the Woods Cross refinery, the completion of the proposed transaction with Frontier Oil Corporation, the possibility of terrorist attacks and the consequences of any such attacks, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-Q, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002 and in conjunction with the discussion in this Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                            APRIL 30,             JULY 31,
                                                                                               2003                 2002
                                                                                           -----------          ------------
                                                                                           (In thousands, except share data)
                ASSETS
CURRENT ASSETS
   Cash and cash equivalents..........................................................     $    38,050          $     71,630
   Accounts receivable:      Product..................................................          46,754                46,929
                             Crude oil resales........................................          97,418                88,466
                                                                                           -----------          ------------
                                                                                               144,172               135,395
   Inventories:              Crude oil and refined products...........................          54,853                35,120
                             Materials and supplies...................................          10,483                10,188
                                                                                           -----------          ------------
                                                                                                65,336                45,308
   Income taxes  receivable...........................................................               -                 8,699
   Prepayments and other..............................................................          19,464                17,812
                                                                                           -----------          ------------
        TOTAL CURRENT ASSETS                                                                   267,022               278,844

Properties, plants and equipment, at cost.............................................         439,586               410,987
Less accumulated depreciation, depletion and amortization.............................        (216,477)             (211,526)
                                                                                           -----------          ------------
                                                                                               223,109               199,461
Investments in and advances to joint ventures.........................................          15,214                15,732
Other assets:                Prepaid transportation...................................          25,000                     -
                             Refinery acquisition deposit.............................           2,500                     -
                             Other, net...............................................           9,054                 8,269
                                                                                           -----------          ------------
                                                                                                36,554                 8,269
                                                                                           -----------          ------------
        TOTAL ASSETS..................................................................     $   541,899          $    502,306
                                                                                           ===========          ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable...................................................................     $   196,831          $    185,058
   Accrued liabilities................................................................          26,888                25,342
   Income taxes payable...............................................................           7,272                     -
   Current maturities of long-term debt...............................................           8,571                 8,571
                                                                                           -----------          ------------
        TOTAL CURRENT LIABILITIES.....................................................         239,562               218,971
Deferred income taxes.................................................................          32,912                29,065
Long-term debt, less current maturities...............................................          17,143                25,714
Commitments and contingencies                                                                        -                     -
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued........               -                     -
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,873,896 and 16,759,396 shares issued as of April 30, 2003 and July 31, 2002...             169                   168
   Additional capital.................................................................          15,607                14,013
   Retained earnings..................................................................         249,005               223,770
                                                                                           -----------          ------------
                                                                                               264,781               237,951
   Common stock held in treasury, at cost -
     1,371,868 and 1,197,968 shares as of April 30, 2003 and July 31, 2002............         (12,499)               (9,395)
                                                                                           -----------          ------------
        TOTAL STOCKHOLDERS' EQUITY....................................................         252,282               228,556
                                                                                           -----------          ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................     $   541,899          $    502,306
                                                                                           ===========          ============

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      APRIL 30,                   APRIL 30,
                                                            -------------------------    --------------------------
                                                               2003           2002          2003            2002
                                                            ----------     ----------    -----------    -----------
                                                                     (In thousands, except per share data)
SALES AND OTHER REVENUES.................................   $  312,180     $  210,327    $   858,198    $   635,028

OPERATING COSTS AND EXPENSES
   Cost of products sold.................................      255,376        165,350        719,764        491,356
   Operating expenses....................................       28,439         23,717         78,768         71,729
   Selling, general and administrative expenses..........        7,057          5,452         17,597         16,110
   Depreciation, depletion and amortization..............        8,979          6,884         23,336         20,029
   Exploration expenses, including dry holes.............          233            282            711            824
                                                            ----------     ----------    -----------    -----------
        TOTAL OPERATING COSTS AND EXPENSES...............      300,084        201,685        840,176        600,048
                                                            ----------     ----------    -----------    -----------
INCOME FROM OPERATIONS...................................       12,096          8,642         18,022         34,980

OTHER INCOME (EXPENSE)
   Equity in earnings (loss) of joint ventures...........         (690)         1,571            (86)         6,639
   Interest income.......................................          172            217            649          1,264
   Interest expense......................................         (135)          (622)        (1,224)        (2,320)
   Gain on sale of assets................................       16,447              -         16,447              -
   Reparations payment received..........................       15,226              -         15,226              -
   Gain on sale of equity securities.....................            -              -              -          1,522
                                                            ----------     ----------    -----------    -----------
                                                                31,020          1,166         31,012          7,105
                                                            ----------     ----------    -----------    -----------
INCOME BEFORE INCOME TAXES...............................       43,116          9,808         49,034         42,085

Income tax provision
   Current...............................................       11,969          2,334         14,903         13,624
   Deferred..............................................        4,446          1,275          3,779          2,525
                                                            ----------     ----------    -----------    -----------
                                                                16,415          3,609         18,682         16,149
                                                            ----------     ----------    -----------    -----------
NET INCOME...............................................   $   26,701     $    6,199    $    30,352    $    25,936
                                                            ==========     ==========    ===========    ===========

NET INCOME PER COMMON SHARE - BASIC......................   $     1.72     $     0.40    $      1.96    $      1.67
                                                            ==========     ==========    ===========    ===========

NET INCOME PER COMMON SHARE - DILUTED....................   $     1.67     $     0.39    $      1.90    $      1.62
                                                            ==========     ==========    ===========    ===========

CASH DIVIDENDS DECLARED PER COMMON SHARE.................   $     0.11     $     0.10    $      0.33    $      0.30
                                                            ==========     ==========    ===========    ===========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic.................................................       15,493         15,581         15,509         15,549
   Diluted...............................................       15,986         16,016         15,938         15,981

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

                                                                                          NINE MONTHS ENDED
                                                                                              APRIL 30,
                                                                                  ----------------------------------
                                                                                       2003                2002
                                                                                  --------------      --------------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income............................................................         $       30,352      $       25,936
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization..........................                 23,336              20,029
       Deferred income taxes.............................................                  3,779               2,525
       Dry hole costs and leasehold impairment............................                     -                   -
       Equity in earnings of joint ventures..............................                     86              (6,639)
       Gain on sale of assets............................................                (16,447)                  -
       (Increase) decrease in current assets
         Accounts receivable.............................................                 (8,777)             16,657
         Inventories.....................................................                (20,028)            (12,160)
         Income taxes receivable.........................................                  8,699              (6,068)
         Prepayments and other...........................................                 (1,584)             (2,391)
       Increase (decrease) in current liabilities
         Accounts payable................................................                 11,773              (3,744)
         Accrued liabilities.............................................                  1,546              (3,225)
         Income taxes payable............................................                  7,272              (4,661)
       Turnaround expenditures...........................................                 (4,704)            (13,957)
       Prepaid transportation............................................                (25,000)                  -
       Other, net........................................................                 (2,441)             (1,097)
                                                                                  --------------      --------------
        NET CASH PROVIDED FOR OPERATING ACTIVITIES.......................                  7,862              11,205

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt.............................................                 (8,571)             (8,572)
   Debt issuance costs...................................................                   (635)                  -
   Issuance of common stock upon exercise of options.....................                  1,595               1,506
   Purchase of treasury stock............................................                 (3,104)               (160)
   Cash dividends........................................................                 (5,117)             (4,663)
                                                                                  --------------      --------------
        NET CASH USED FOR FINANCING ACTIVITIES...........................                (15,832)            (11,889)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment.........................                (47,556)            (20,816)
   Refinery acquisition deposit..........................................                 (2,500)                  -
   Investments and advances to joint ventures............................                    (78)                  -
   Distributions from joint ventures.....................................                    524               8,250
   Proceeds from the sale of partial interest in joint venture...........                      -                 460
   Proceeds from sale of marketable equity securities....................                      -               4,500
   Proceeds from the sale of pipeline assets.............................                 24,000                   -
                                                                                  --------------      --------------
        NET CASH USED FOR INVESTING ACTIVITIES...........................                (25,610)             (7,606)
                                                                                  --------------      --------------
CASH AND CASH EQUIVALENTS
   DECREASE FOR THE PERIOD...............................................                (33,580)             (8,290)
   Beginning of year.....................................................                 71,630              65,840
                                                                                  --------------      --------------
   END OF PERIOD.........................................................         $       38,050      $       57,550
                                                                                  ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest.........................................................         $        1,859      $        2,303
        Income taxes.....................................................         $        6,365      $       23,958

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                       APRIL 30,                APRIL 30,
                                                                                ----------------------    ----------------------
                                                                                  2003         2002         2003          2002
                                                                                ---------    ---------    ---------    ---------
                                                                                                 (In thousands)
NET INCOME..................................................................    $  26,701    $   6,199    $  30,352    $  25,936
Other comprehensive income (loss)
   Reclassification adjustment to net income on sale of equity securities...            -            -            -       (1,522)
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments........................          102          218         (108)      (1,188)
      Reclassification adjustment into net income...........................          108        1,029          108        3,116
                                                                                ---------    ---------    ---------    ---------
   Total income on cash flow hedges.........................................          210        1,247            -        1,928
                                                                                ---------    ---------    ---------    ---------
   Other comprehensive income before income taxes...........................          210        1,247            -          406
   Income tax expense.......................................................           80          488            -          163
                                                                                ---------    ---------    ---------    ---------
Other comprehensive income..................................................          130          759            -          243
                                                                                ---------    ---------    ---------    ---------
TOTAL COMPREHENSIVE INCOME..................................................    $  26,831    $   6,958    $  30,352    $  26,179
                                                                                =========    =========    =========    =========

See accompanying notes.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Presentation of Financial Statements

         In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of April 30, 2003, the consolidated results of operations and comprehensive income for the three months and nine months ended April 30, 2003 and 2002, and consolidated cash flows for the nine months ended April 30, 2003 and 2002.

         Certain notes and other information have been condensed or omitted, therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

         References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of fiscal 2003 are not necessarily indicative of the results to be expected for the full year.

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

                                HOLLY CORPORATION

         In June 2002, FASB issued SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of liabilities. This differs from EITF 94-3 which stated that liabilities for exit costs were to be recognized as of the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, and the standard had no effect on its financial condition, results of operations, or cash flows.

         In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure", an amendment of SFAS No. 123. This statement provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148's amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. See Note D to Consolidated Financial Statements for effect of this standard on the Company's financial condition, results of operations, or cash flows.

         In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company expects that the standard will have no effect on its financial condition, results of operations, or cash flows.

         The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of April 30, 2003, the Company had approximately $11.6 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. The current monthly amortization is $782,000. If this proposed Statement of Position had been adopted in its current form, as of April 30, 2003, the Company would have been required to expense $11.6 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

                                HOLLY CORPORATION

Note C - Earnings Per Share

         Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   APRIL 30,               APRIL 30,
                                                            ---------------------   ---------------------
                                                              2003        2002        2003        2002
                                                            ---------   ---------   ---------   ---------
                                                                (In thousands, except per share data)
Net income ..............................................   $  26,701   $   6,199   $  30,352   $  25,936

Average number of shares of common stock outstanding ....      15,493      15,581      15,509      15,549
Effect of dilutive stock options ........................         493         435         429         432
                                                            ---------   ---------   ---------   ---------
Average number of shares of common stock
        outstanding assuming dilution ...................      15,986      16,016      15,938      15,981
                                                            =========   =========   =========   =========

Income per share - basic ................................   $    1.72   $    0.40   $    1.96   $    1.67
                                                            =========   =========   =========   =========

Income per share - diluted ..............................   $    1.67   $    0.39   $    1.90   $    1.62
                                                            =========   =========   =========   =========

Note D - Stock-based Compensation

         The Company has stock option plans under which certain officers and employees have been granted options. All the options have been granted at prices equal to the market value of the shares at the time of the grant and expire on the tenth anniversary of the grant date. The Company's stock-based compensation is measured in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

         The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock based Employee compensation.

                                HOLLY CORPORATION

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   APRIL 30,                        APRIL 30,
                                                         ---------------------------     -----------------------------
                                                             2003           2002             2003             2002
                                                         ------------   ------------     ------------     ------------
                                                                       (In thousands, except share data)
Net income, as reported...............................   $     26,701   $      6,199     $     30,352     $     25,936
Deduct: Total stock-based employee compensation
  expense determined under the fair value
  method for all awards, net of related tax effects               113            113              339              353
                                                         ------------   ------------     ------------     ------------
Pro forma net income..................................   $     26,588   $      6,086     $     30,013     $     25,583
                                                         ============   ============     ============     ============
Net income per share - basic
  As reported.........................................   $       1.72   $       0.40     $       1.96     $       1.67
  Pro forma...........................................   $       1.72   $       0.39     $       1.94     $       1.65
Net income per share - diluted
  As reported.........................................   $       1.67   $       0.39     $       1.90     $       1.62
  Pro forma...........................................   $       1.66   $       0.38     $       1.88     $       1.60

Note E - Investments in Joint Ventures

         The Company currently has a 49% interest in NK Partners, a joint venture that manufactures and markets asphalt products from various terminals in Arizona and New Mexico. The Company accounts for earnings using the equity method. The Company's Navajo Refinery sells at market prices all of its produced asphalt to the joint venture. Sales to the joint venture during the three months ended April 30, 2003 and 2002 were $5.9 million and $4.9 million, respectively. Sales to the joint venture during the nine months ended April 30, 2003 and 2002 were $18.5 million and $14.8 million, respectively.

NK Asphalt Partners Joint Venture (Unaudited):

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               APRIL 30,                           APRIL 30,
                                                  --------------------------------     -------------------------------
                                                       2003              2002              2003              2002
                                                  --------------     -------------     --------------     ------------
                                                           (In thousands)                      (In thousands)
Sales (net)...................................    $       13,057     $      14,259     $       50,990     $     59,488
                                                  ==============     =============     ==============     ============
Gross Profit..................................    $        1,602     $       4,962     $        7,135     $     17,377
                                                  ==============     =============     ==============     ============
Income (loss) from operations.................    $       (1,065)    $       2,548     $         (381)    $     12,578
                                                  ==============     =============     ==============     ============
Net income (loss) before taxes................    $       (1,507)    $       2,136     $       (1,699)    $     11,412
                                                  ==============     =============     ==============     ============

                                HOLLY CORPORATION

Note F - Debt

         In May 2003, the Company amended its Revolving Credit Agreement with a group of banks led by Canadian Imperial Bank of Commerce and increased the commitment from $75 million to $100 million. The Company now has access to $100 million of commitments that can be used for revolving credit loans and letters of credit. Previously the Company had access to $75 million of commitments, of which only $37.5 million could be used for revolving credit loans. The Company borrowed $10 million under the Revolving Credit Agreement in the quarter ended April 30, 2003, all of which was paid back during the quarter. At April 30, 2003, the Company had letters of credit outstanding under the facility of $12.7 million and had no borrowings outstanding.

Note G - Environmental

         The Company expenses environmental costs if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generations. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. Consistent with our accounting policy, the Company recorded $2.6 million for environmental remediation and cleanup obligations in the quarter ended April 30, 2003, which are included in Accrued liabilities on the Consolidated Balance Sheet. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Note H - Stockholders' Equity

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. During the nine months ended April 30, 2003, the Company repurchased 173,900 shares at a cost of approximately $3.1 million or an average of $17.85 per share. From inception of the plan through June 9, 2003, the Company has repurchased 272,400 shares at a cost of approximately $4.7 million.

Note I - Derivative Instruments and Hedging Activities

         In fiscal 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 through May 2002. These transactions were designated as cash flow hedges of forecasted purchases. During the nine months ended April 30, 2002, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $1.9 million of income in comprehensive income. Gains (losses) on the natural gas hedges were reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impacted earnings.

                                HOLLY CORPORATION

         The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refinery margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. During the quarter ended April 30, 2003, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $102,000 of gain in comprehensive income. In March 2003, as the forecasted transactions occurred, the Company reclassified $108,000 of actual losses from comprehensive income to cost of sales. The ineffective portion of the hedges resulted in a $32,000 gain that was also included in cost of sales. During the fiscal quarter ended April 30, 2003, the Company also entered into commodity derivative contracts to help protect refining margins that while an economic hedge, did not qualify for hedge accounting treatment. The Company realized a gain of $302,000 which was included in cost of sales. As of April 30, 2003, there were no hedges outstanding.

Note J - Segment Information

         The Company has two major business segments: Refining and Pipeline Transportation. The Refining segment involves the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes the Company's Navajo Refinery and Montana Refinery. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Montana and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes the equity earnings from the Company's 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. Prior to March 2003, the Company's Pipeline Transportation segment included approximately 1,000 miles of pipeline assets in Texas and New Mexico. In March 2003, the Company sold the 400 mile Iatan crude oil gathering system located in West Texas to Plains Marketing L.P. Revenues of the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. Pipeline Transportation segment revenues do not include any amount relating to pipeline transportation services provided for the Company's refining operations. The Pipeline Transportation segment also includes the equity earnings from the Company's 25% interest in Rio Grande Pipeline Company, which provides petroleum products transportation. Operations of the Company that are not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges, as well as a small-scale oil and gas exploration and production program, and a small equity investment in retail gasoline stations and convenience stores.

         The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended July 31, 2002. The Company's reportable segments are strategic business units that offer different products and services.

                                HOLLY CORPORATION

                                                                                   TOTAL FOR
                                                                   PIPELINE        REPORTABLE       CORPORATE       CONSOLIDATED
                                                   REFINING     TRANSPORTATION      SEGMENTS         & OTHER            TOTAL
                                                 ------------   --------------    ------------     ------------     ------------
                                                                                 (In thousands)
THREE MONTHS ENDED APRIL 30, 2003
  Sales and other revenues...................    $    307,715    $      3,742     $    311,457     $        723     $    312,180
  Income (loss) from operations..............    $     14,446    $      1,470     $     15,916     $     (3,820)    $     12,096
  Income (loss) before income taxes..........    $     28,742    $     18,077     $     46,819     $     (3,703)    $     43,116

THREE MONTHS ENDED APRIL 30, 2002
  Sales and other revenues...................    $    205,692    $      4,294     $    209,986     $        341     $    210,327
  Income (loss) from operations..............    $      8,409    $      2,593     $     11,002     $     (2,360)    $      8,642
  Income (loss) before income taxes..........    $      9,339    $      3,199     $     12,538     $     (2,730)    $      9,808

NINE MONTHS ENDED APRIL 30, 2003
  Sales and other revenues...................    $    842,926    $     13,742     $    856,668     $      1,530     $    858,198
  Income (loss) from operations..............    $     19,933    $      7,296     $     27,229     $     (9,207)    $     18,022
  Income (loss) before income taxes..........    $     33,434    $     24,922     $     58,356     $     (9,322)    $     49,034

NINE MONTHS ENDED APRIL 30, 2002
  Sales and other revenues...................    $    620,367    $     13,395     $    633,762     $      1,266     $    635,028
  Income (loss) from operations..............    $     34,146    $      7,579     $     41,725     $     (6,745)    $     34,980
  Income (loss) before income taxes..........    $     39,342    $      8,816     $     48,158     $     (6,073)    $     42,085

Note K - Contingencies

         In November 2002, the Company settled by agreement litigation brought in August 1998 by Longhorn Partners Pipeline, L.P. ("Longhorn Partners") against the Company in a state court in El Paso, Texas and litigation brought in August 2002 by the Company against Longhorn Partners and related parties in a state court in Carlsbad, New Mexico. Under the settlement agreement, which was developed in voluntary mediation, in November 2002, the Company paid $25 million to Longhorn Partners as a prepayment for the transportation of 7,000 barrels per day of refined products from the Gulf Coast to El Paso for a period of up to 6 years from the date of the Longhorn Pipeline's start-up. Longhorn Partners has also issued to the Company an unsecured $25 million promissory note, subordinated to certain other indebtedness, that would become payable with interest in the event that the Longhorn Pipeline does not begin operations by July 1, 2004, or to the extent Longhorn Partners is unable to provide the Company the full amount of the agreed transportation services. In the unaudited consolidated balance sheet at April 30, 2003, the $25 million settlement is reflected in Assets as "Other assets - Prepaid transportation."

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona, including issues related to payments made by the Company for shipments of petroleum products from El Paso, Texas to Tucson and Phoenix, Arizona principally for the period from 1993 through July 2000. On January 29, 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. In April 2003, the Company received $15.2 million from Kinder Morgan as payment for the reparations ordered by FERC and such amount has been included as reparations payment received

                                HOLLY CORPORATION

in net income for the fiscal quarter ended April 30, 2003. In June 2003 the FERC issued a further order requiring an adjustment in the computations which is expected to result in a small additional payment to the Company. The final FERC decision in this case is subject to judicial review by the Court of Appeals for the District of Columbia Circuit. In the event SFPP prevails in whole or in part in such judicial review, the reparations actually owed may be less than the $15.2 million and in that event part or all of the $15.2 million received by the Company in April 2003 would have to be refunded. At the date of this report, it is not possible to predict the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit.

Note L - Sale of Pipeline Assets

         On March 3, 2003, the Company sold its Iatan crude oil gathering pipeline system located in West Texas to Plains Marketing L.P. for a purchase price of $24 million in cash. In connection with the transaction, the Company and Plains entered into a six and one-half year agreement which commits the Company to transport any crude oil purchased by the Company in the relevant area on the Iatan system at an agreed upon tariff. The sale resulted in a pre-tax gain for the Company of approximately $16.4 million.

Note M - Frontier Oil Corporation and Holly Corporation Merger Agreement

         On March 31, 2003, Frontier and the Company announced an agreement pursuant to which the two companies will merge. The merged company will be called Frontier Oil Corporation and will be headquartered in Houston, Texas. Following the merger, the combined company will own five refineries with refining capacity in excess of 260,000 barrels-per-day including several highly complex, niche refineries. Terms of the deal provide for the Company's stockholders to receive one share of Frontier common stock for each share of Holly common stock, plus an aggregate cash payment of $172.5 million or approximately $11.13 per common share based on the current number of outstanding Holly shares. Holly has approximately 15.5 million common shares outstanding, and Frontier has approximately 26.1 million common shares outstanding. Holly stockholders will also retain a non-transferable interest in potential future recoveries in litigation related to past sales of jet fuel to the United States government. The transaction is expected to be non-taxable to the shareholders of both companies, except for the cash consideration and contingent value rights to be received by Holly stockholders. The agreement between the companies contains reciprocal provisions for the payment of $15 million termination fees under certain circumstances.

         In May 2003, Frontier and the Company announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act had expired, satisfying one of the conditions to the completion of the pending merger of Frontier and Holly. As discussed in Note K, effective June 1, 2003, the Company closed its acquisition of the Woods Cross refinery which was another condition to the completion of the merger with Frontier. Completion of the merger is expected in the third calendar quarter of 2003. A registration statement on Form S-4 relating to the merger was filed with the Securities and Exchange Commission on May 13, 2003 by Front Range Himalaya Corporation.

Note N - Subsequent Event - Refinery Acquisition

         Effective June 1, 2003, the Company closed the acquisition of the Woods Cross refinery, located near Salt Lake City, Utah, and related assets, including a refined products terminal in Spokane, WA, and a 50% ownership interest in refined products terminals in Boise and Burley,

                                HOLLY CORPORATION

Idaho, from ConocoPhillips. The assets were purchased for cash in the amount equal to $25 million less $3.8 million for certain assumed pension obligations plus $41 million for crude oil, refined product and other inventories. The pension obligation and inventory value are subject to adjustment. The Woods Cross refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase also included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming, and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The purchase was financed from existing working capital and a $25 million borrowing under the Company's credit facility.

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

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              APRIL 30,                   APRIL 30,
                                                      -----------------------------------------------------
                                                          2003          2002          2003          2002
                                                      -----------   -----------   -----------   -----------
                                                              (In thousands, except per share data)
Sales and other revenues ..........................   $   312,180   $   210,327   $   858,198   $   635,028

Operating costs and expenses
   Cost of products sold ..........................       255,376       165,350       719,764       491,356
   Operating expenses .............................        28,439        23,717        78,768        71,729
   Selling, general and administrative expenses ...         7,057         5,452        17,597        16,110
   Depreciation, depletion and amortization .......         8,979         6,884        23,336        20,029
   Exploration expenses, including dry holes ......           233           282           711           824
                                                      -----------   -----------   -----------   -----------
        Total operating costs and expenses.........       300,084       201,685       840,176       600,048
                                                      -----------   -----------   -----------   -----------
Income from operations ............................        12,096         8,642        18,022        34,980

Other income (expense)
   Equity in earnings of joint ventures ...........          (690)        1,571           (86)        6,639
   Interest expense, net ..........................            37          (405)         (575)       (1,056)
   Gain on sale of assets .........................        16,447             -        16,447             -
   Reparations payment received ...................        15,226             -        15,226             -
   Gain on sale of equity securities ..............             -             -             -         1,522
                                                      -----------   -----------   -----------   -----------
                                                           31,020         1,166        31,012         7,105
                                                      -----------   -----------   -----------   -----------
Income before income taxes ........................        43,116         9,808        49,034        42,085
Income tax provision ..............................        16,415         3,609        18,682        16,149
                                                      -----------   -----------   -----------   -----------
Net income ........................................   $    26,701   $     6,199   $    30,352   $    25,936
                                                      ===========   ===========   ===========   ===========

Net income per common share - basic ...............   $      1.72   $      0.40   $      1.96   $      1.67

Net income per common share - diluted .............   $      1.67   $      0.39   $      1.90   $      1.62

Average number of common shares outstanding:
  Basic ...........................................        15,493        15,581        15,509        15,549
  Diluted .........................................        15,986        16,016        15,938        15,981

                                HOLLY CORPORATION

BALANCE SHEET DATA (UNAUDITED)

                                                                 APRIL 30,               JULY 31,
                                                                   2003                    2002
                                                                ----------              ----------
                                                                 (In thousands, except ratio data )
Cash and cash equivalents ...........................           $   38,050              $   71,630
Working capital .....................................           $   27,460              $   59,873
Total assets ........................................           $  541,899              $  502,306
Total long-term debt, including current maturities ..           $   25,714              $   34,285
Stockholders' equity ................................           $  252,282              $  228,556
Total debt to capitalization ratio(1) ...............                  9.2%                   13.0%

(1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       APRIL 30,                   APRIL 30,
                                               -------------------------   -------------------------
                                                   2003          2002          2003          2002
                                               -----------   -----------   -----------   -----------
                                                    (In thousands )             (In thousands )
Sales and other revenues (1)
   Refining ................................   $   307,715   $   205,692   $   842,926   $   620,367
   Pipeline Transportation .................         3,742         4,294        13,742        13,395
   Corporate and Other .....................           723           341         1,530         1,266
                                               -----------   -----------   -----------   -----------
   Consolidated ............................   $   312,180   $   210,327   $   858,198   $   635,028
                                               ===========   ===========   ===========   ===========

Income (loss) from operations (1)
   Refining ................................   $    14,446   $     8,409   $    19,933   $    34,146
   Pipeline Transportation .................         1,470         2,593         7,296         7,579
   Corporate and Other .....................        (3,820)       (2,360)       (9,207)       (6,745)
                                               -----------   -----------   -----------   -----------
   Consolidated ............................   $    12,096   $     8,642   $    18,022   $    34,980
                                               ===========   ===========   ===========   ===========

Cash flow from operating activities.........   $    18,406   $    17,677   $     7,862   $    11,205
Capital expenditures........................   $    19,922   $     8,133   $    47,556   $    20,816
EBITDA (2) .................................   $    52,058   $    17,097   $    72,945   $    63,170

(1) The Refining segment includes the Company's principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the Navajo Refinery) and the Company's refinery near Great Falls, Montana. Included in the Refining Segment are costs relating to pipelines and terminals that operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Pipeline Transportation segment includes approximately 1,000 miles (approximately 600 miles after the sale of pipelines as described in Note L of the Consolidated Financial Statements) of the Company's pipeline assets in Texas and New Mexico. Revenues of the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations.

(2) Earnings before interest, taxes, depreciation and amortization - EBITDA is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is presented, not as an alternative measure of operating results or cash flow from operations as determined in accordance with accounting principles generally accepted in the United States, but because EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt. Our EBITDA presented above is reconciled to net income as follows:

                                HOLLY CORPORATION

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      APRIL 30,                 APRIL 30,
                                               -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------
                                                   (In thousands )           (In thousands )
Net Income .................................   $   26,701   $    6,199   $   30,352   $   25,936
   Add provision for income tax.............       16,415        3,609       18,682       16,149
   Add interest expense ....................          135          622        1,224        2,320
   Subtract interest income ................         (172)        (217)        (649)      (1,264)
   Add depreciation and amortization........        8,979        6,884       23,336       20,029
                                               ----------   ----------   ----------   ----------
EBITDA .....................................   $   52,058   $   17,097   $   72,945   $   63,170
                                               ==========   ==========   ==========   ==========

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          APRIL 30,                       APRIL 30,
                                                -----------------------------   -----------------------------
                                                     2003            2002            2003            2002
                                                -------------   -------------   -------------   -------------
Crude charge (BPD)(1) .......................          60,500          63,000          63,400          58,000
Sales of refined products (BPD)(2)...........          80,700          76,600          81,700          74,500

Operating margin per produced barrel:
Average per produced barrel(3)
  Average net sales price....................   $       41.94   $       30.04   $       37.25   $       30.36
  Raw material costs ........................           33.08           23.64           30.88           23.23
                                                -------------   -------------   -------------   -------------
  Refinery margin ...........................   $        8.86   $        6.40   $        6.37   $        7.13
                                                =============   =============   =============   =============

Sales of produced refined products
  Gasolines .................................            58.3%           58.2%           57.6%           56.3%
  Diesel fuels ..............................            21.9%           21.4%           21.6%           21.2%
  Jet fuels .................................             9.3%           10.2%            9.9%           10.5%
  Asphalt ...................................             6.8%            6.1%            7.3%            8.3%
  LPG and other .............................             3.7%            4.1%            3.6%            3.7%
                                                -------------   -------------   -------------   -------------
       Total ................................           100.0%          100.0%          100.0%          100.0%
                                                =============   =============   =============   =============

(1)  Barrels per day of crude oil processed.

(2) Includes refined products purchased for resale of 14,337 bpd, 6,892 bpd, 12,238 bpd, and 10,032 bpd respectively.

(3)  Represents average per barrel amounts for produced refined products sold.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2003 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2002

Summary

         Net income for the three months ended April 30, 2003 was $26.7 million ($1.72 per basic share and $1.67 per diluted share) compared to net income of $6.2 million ($.40 per basic share and $.39 per diluted share) for the three months ended April 30, 2002. For the nine months ended April 30, 2003, net income was $30.4 million ($1.96 per basic share and $1.90 per diluted share) compared to $25.9 million ($1.67 per basic share and $1.62 per diluted share) for the nine months ended April 30, 2002.

                                HOLLY CORPORATION

         Net income before taxes for the third quarter ended April 30, 2003 increased by $33.3 million as compared to the prior year's third quarter primarily due to the $15.2 million reparation payment received from Kinder Morgan as discussed in Note K to Consolidated Financial Statements, $16.4 million gain on the sale of pipeline assets to Plains Marketing L.P. as discussed in Note L to Consolidated Financial Statements, and $11.8 million from improved refinery margins offset by $8.4 million of higher operating, depreciation and administrative costs.

         Net income before taxes for the nine months ended April 30, 2003 increased by $6.9 million compared to the nine months ended April 30, 2002 due to the $15.2 million reparation payment received as discussed in Note K to Consolidated Financial Statements, $16.4 million gain on sale of pipeline assets as discussed in Note L to Consolidated Financial Statements offset by $5.9 million in lower refinery margins, $11.8 million of higher operating, depreciation and administrative costs and $1.1 million in losses rather than $5.5 million in earnings from the asphalt joint venture.

Three Months Ended April 30, 2003 Compared with Three Months Ended April 30,
2002

         For the third fiscal quarter of 2003, the Company's net income was $26.7 million compared to net income of $6.2 million in the third fiscal quarter of 2002. The $33.3 million net increase in net income before taxes for the third quarter ended April 30, 2003 as compared to the prior year's third quarter was due to the $15.2 million reparation payment as discussed in Note K to Consolidated Financial Statements, $16.4 million gain on the sale of pipeline assets as discussed in Note L to Consolidated Financial Statements, and $11.8 million in improved refinery margins offset by $8.4 million of higher operating, depreciation and administrative costs.

         Revenues from the sale of refined products and other revenues increased to $312.2 million in the third quarter of fiscal 2003 from $210.3 million in the third quarter of fiscal 2002 due principally to higher refined product sales prices and to higher refined product volumes sold. For the third quarter ended April 30, 2003, refined product sales volumes, purchased and produced, increased approximately 5% and refinery margins increased $2.46 per barrel to $8.86 per barrel compared to $6.40 per barrel for the prior year's third quarter.

         Cost of products sold for the third quarter of fiscal 2003 as compared to the same quarter of fiscal 2002 increased significantly by $90.0 million to $255.4 million primarily reflecting the substantially higher costs of crude oil.

         Operating expenses increased $4.7 million to $28.4 million in the third quarter of fiscal 2003 from $23.7 million in the third quarter of fiscal 2002 primarily due to higher utility costs, higher environmental costs and increased compensation expense.

         Selling, general and administrative expenses increased $1.6 million to $7.1 million in the third fiscal quarter of 2003 from $5.5 million in the third fiscal quarter of 2002 primarily due to increases in corporate development costs associated with the consideration of various strategic alternatives and increases in compensation expense offset by decreases in costs associated with legal proceedings.

         Depreciation, depletion and amortization expenses increased $2.1 million to $9.0 million for the three months ended April 30, 2003 from $6.9 million for the three months ended April 30, 2002 due to higher depreciation expense which included the abandonment of two crude field tanks in West Texas and higher amortization expense due to changes in turnaround benefit periods for certain

                                HOLLY CORPORATION

refinery units now scheduled for turnaround in December 2003.

         Equity in earnings of joint ventures was a loss of $690,000 for the quarter ended April 30, 2003 as compared to income of $1.6 million in the quarter ended April 30, 2002. The $2.3 million decrease is primarily due to losses incurred by our asphalt joint venture because of lower margins compared to substantial income of the asphalt joint venture in the comparable quarter of fiscal 2002.

Nine Months Ended April 30, 2003 Compared with Nine Months Ended April 30, 2002

         Net income for the nine months ended April 30, 2003 was $30.4 million compared to $25.9 million for the nine months ended April 30, 2002. The $6.9 million net increase in income before taxes for the nine months ended April 30, 2003 compared to the nine months ended April 30, 2002 was due to the $15.2 million reparation payment received as discussed in Note K to Consolidated Financial Statements, $16.4 million gain on sale of pipeline assets as discussed in Note L to Consolidated Financial Statements, offset by decreases of $5.9 million of lower refinery margins, $11.8 million of higher operating, depreciation and administrative costs and $1.1 million in losses rather than $5.5 million in earnings from the asphalt joint venture. For the nine months ended April 30, 2003, refining margins declined to $6.37 per barrel from $7.13 per barrel for the nine months ended April 30, 2002.

         Revenues from the sale of refined products and other revenues increased to $858.2 million in the first nine months of fiscal 2003 from $635.0 million in the first nine months of fiscal 2002 due principally to higher refined product sales prices. Total product sales volumes for the nine months ended April 30, 2003 increased approximately 10% from the nine months ended April 30, 2002. Production of refined products in the nine months ended April 2002 was lower as a result of an extended 29-day planned maintenance turnaround at the Artesia and Lovington facilities during the second quarter of fiscal 2002.

         Cost of sales for the nine months ended April 30, 2003 increased to $719.8 million from $491.4 million for the nine months ended April 30, 2002. The $228.4 million increase was primarily due to higher costs of crude oil and, to a lesser extent, higher production volumes.

         Operating expenses increased $7.1 million to $78.8 million in the first nine months of fiscal 2003 from $71.7 million in the first nine months of fiscal 2002 primarily due to higher utility costs, higher environmental costs, increased insurance costs and increased compensation expense.

         Selling, general and administrative expenses increased $1.5 million to $17.6 million in the first nine months of fiscal 2003 from $16.1 million in the first nine months of fiscal 2002 primarily due to increases in corporate development costs associated with the consideration of various strategic alternatives and increases in compensation expense offset by decreases in costs associated with legal proceedings.

         Depreciation, depletion and amortization expenses increased $3.3 million to $23.3 million for the three months ended April 30, 2003 from $20.0 million for the three months ended April 30, 2002 due to higher depreciation expense which included the abandonment of two crude field tanks in West Texas and higher amortization expense due to changes in turnaround benefit periods for certain refinery units now scheduled for turnaround in December 2003.

                                HOLLY CORPORATION

         Interest expense declined by $1.1 million during the nine months ended April 30, 2003 primarily due to reduced interest costs as the Company has made required principal payments on term debt and to a higher percentage of interest capitalized as a result of the Company's current construction projects. The reduction in interest expense was partially offset by a $615,000 decrease in interest income primarily due to lower funds available for investment and lower interest rates.

         Equity in earnings of joint ventures declined substantially to an $86,000 loss for the nine months ended April 30, 2003, from $6.6 million in income for the nine months ended April 30, 2002. The $6.7 million decline resulted primarily from losses incurred by our asphalt joint venture because of lower margins for the first nine months of fiscal 2003, which included an inventory charge of $1.3 million in the second fiscal quarter of 2003, compared to substantial income for the joint venture in the first nine months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $33.6 million during the nine months ended April 30, 2003. The reduction in cash was due to $47.6 million in capital expenditures, principally for the Navajo Refinery's gas oil hydrotreater and refinery expansion projects, a $2.5 million deposit related to the acquisition of the Woods Cross refinery, $8.6 million for scheduled principal payments of long-term debt, $3.1 million paid for repurchase of treasury shares and $5.1 million for cash dividends, partially offset by $24 million of proceeds from the sale of pipeline assets, proceeds of $1.6 million for common stock issued upon exercise of stock options and $7.9 million provided from operating activities. Cash flows provided by operating activities included a payment of $25 million for prepaid transportation as part of settlement by agreement of litigation with Longhorn Partners Pipeline, L.P. and included a receipt of $15.2 million reparation payment from Kinder Morgan.

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. During the nine months ended April 30, 2003, the Company repurchased 173,900 shares at a cost of approximately $3.1 million or an average of $17.85 per share. From inception of the plan through June 9, 2003, the Company has repurchased 272,400 shares at a cost of approximately $4.7 million.

         In December 2001, an agreement was reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Consent Decree implementing this agreement requires investments by the Company currently expected to total between $15 million and $17 million over a number of years, of which approximately $7 million has been expended to date, for the installation of certain state of the art pollution control equipment at the Company's New Mexico and Montana refineries.

         In May 2003, the Company amended its Revolving Credit Agreement with a group of banks led by Canadian Imperial Bank of Commerce and increased the commitment from $75 million to $100 million. The Company now has access to $100 million of commitments that can be used for revolving credit loans and letters of credit. Previously the Company had access to $75 million of

                                HOLLY CORPORATION

commitments of which only $37.5 million could be used for revolving credit loans. The Company borrowed $10 million under the Revolving Credit Agreement in the quarter ended April 30, 2003, all of which was paid back during the quarter. At April 30, 2003 the Company had letters of credit outstanding under the facility of $12.7 million and had no borrowings outstanding.

         Effective June 1, 2003, the Company closed the acquisition of the Woods Cross refinery, located near Salt Lake City, Utah, and related assets, including a refined products terminal in Spokane, WA, and a 50% ownership interest in refined product terminals in Boise and Burley, Idaho, from ConocoPhillips. The assets were purchased for cash in an amount equal to $25 million less $3.8 million for certain assumed pension obligations plus $41 million for crude oil, refined product and other inventories. The pension obligation and inventory value are subject to adjustment. The purchase was financed from working capital and a $25 million borrowing under the Company's credit facility.

         On March 3, 2003, the Company sold its Iatan crude oil gathering pipeline system located in West Texas to Plains Marketing L.P. for a purchase price of $24 million in cash. In connection with the transaction, the Company and Plains entered into a six and one-half year agreement which commits the Company to transport any crude oil purchased by the Company in the relevant area on the Iatan system at an agreed upon tariff. The sale resulted in a pre-tax gain for the Company of approximately $16.4 million.

         The Company believes its internally generated cash flow together with its Credit Agreement should provide adequate resources to fund planned capital projects and acquisitions, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's current liquidity needs.

Cash Flows from Operating Activities

         Cash flows provided by operating activities for the first nine months of fiscal 2003 were $7.9 million. For the comparable nine month period of fiscal 2002, cash provided by operating activities was $11.2 million. The $3.3 million decrease in cash provided by operating activities for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 was primarily due to $25 million paid for prepaid transportation services and a decrease in operating income of $17.0 million, primarily due to lower refined product margins, offset by the $15.2 million reparation payment received as discussed in Note K to Consolidated Financial Statements, $9.3 million in reduced turnaround expenditures as compared to the first nine months of the 2002 fiscal year, and a $14.5 million decrease in working capital items. In the first nine months of fiscal 2003, changes in working capital items used $1.1 million as compared to the first nine months of fiscal 2002 when changes in working capital used $15.6 million primarily due to a payment of $24.0 million for estimated income taxes.

                                HOLLY CORPORATION

Cash Flows from Financing Activities

         Cash flows used for financing activities were $15.8 million for the nine months ended April 30, 2003, as compared to $11.9 million in the same period of the prior year. During the first nine months of fiscal 2003, the Company made a scheduled repayment of long-term debt for $8.6 million, incurred $635,000 in debt issuance costs in connection with extending its credit facility to October 2004, spent $3.1 million to repurchase 173,900 shares of common stock, paid $5.1 million in dividends and received $1.6 million upon the exercise of options to acquire 114,500 shares of common stock. During the first nine months of fiscal 2002, the Company made scheduled repayment of long-term debt for $8.6 million, spent $160,000 to repurchase 8,600 shares of its common stock, paid $4.7 million in dividends and received $1.5 million upon the exercise of options to acquire 108,500 shares of common stock.

Cash Flows Used for Investing Activities and Capital Projects

         Cash flows used for investing activities were $25.6 million for the nine months ended April 30, 2003, as compared to $7.6 million for the same period of the 2002 fiscal year. Cash expenditures for property, plant and equipment for the first nine months of the current and prior fiscal years were $47.6 million and $20.8 million respectively. Most of the increase is due to the Navajo Refinery's gas oil hydrotreater and expansion projects. Also in the nine months ended April 30, 2003, the Company made a $2.5 million deposit in connection with the acquisition of the Woods Cross refinery. The Company's net cash flow used for investing activities was reduced during the first nine months of fiscal 2003 by a $487,500 distribution to the Company from the Rio Grande Pipeline joint venture and by $24 million in proceeds from the sale of a crude oil gathering pipeline system located in West Texas as discussed in Note L to Consolidated Financial Statements. During the first nine months of fiscal 2002, the Company's net cash flow used by investing activities was reduced by a $2.8 million distribution to the Company from the Rio Grande Pipeline joint venture, a $5.5 million distribution to the Company from the asphalt joint venture and by $4.5 million of proceeds from the sale of marketable equity securities held for investment.

         The Company's capital budget adopted for fiscal year 2003 totals $14.8 million - $6.5 million for additional costs relating to the hydrotreater project and refinery expansion, $3.2 million for other refinery improvements, $3 million for pipeline transportation projects, $.6 million for oil and gas exploration and production, and $1.5 million for information technology and other. The 2003 capital budget includes authorizations for some expenditures that are expected to be made after the close of the 2003 fiscal year. The Company expects to expend approximately $55 million in fiscal 2003 for capital improvements, which includes amounts authorized in previous fiscal years. This amount is expected to be allocated approximately $30 million for the hydrotreater project and the refinery expansion to an estimated 75,000 barrels per day ("BPD") as described below, approximately $6 million for other refinery improvements, approximately $2 million for pipeline and transportation projects, and approximately $2 million for other projects, including information technology projects and oil and gas exploration and development. These expenditures include projects authorized in the Company's 2003 capital budget as well as expenditures authorized in prior capital budgets but expected to be carried out in fiscal 2003.

         In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. This purchase gave the Company the ability to reconstruct the unit at the Navajo Refinery at a substantial savings relative to the purchase cost of a new unit. During the last four years, the

                                HOLLY CORPORATION

Company spent approximately $41.6 million on relocation, engineering, equipment fabrication, and construction related to the hydrotreater and expansion projects. The remaining costs to complete the hydrotreater project and the expansion project are estimated to be approximately $22.2 million. The Company expects that the hydrotreater and expansion projects will be completed by December 2003. The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently adopted EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. In fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will provide sufficient capacity to recover the additional extracted sulfur that will result from operation of the hydrotreater.

         Contemporaneous with the hydrotreater project, the Navajo Refinery will be making necessary modifications to several of the Artesia processing units for the first phase of Navajo's expansion, which will increase crude oil refining capacity from 60,000 BPD to approximately 75,000 BPD. The first phase of the expansion is expected to be completed by December 2003. Certain additional permits will be required to implement needed modifications at Navajo's Lovington, New Mexico refining facility which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility would also be completed by December 2003. The permits received by Navajo to date for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of Navajo's crude oil capacity from an estimated 75,000 BPD to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined. Engineering and planning for the projects has been completed and the Company's estimate of the total cost of the projects has increased from the original estimate of approximately $56 million to approximately $68.9 million due to the increased costs and scope of certain refinery infrastructure upgrades, added capacity and sulfur recovery capabilities and the increased actual costs of previously estimated portions of the projects.

         Effective June 1, 2003, the Company closed the acquisition of the Woods Cross refinery located near Salt Lake City, Utah, and related assets from ConocoPhillips. The assets were purchased for $25 million less $3.8 million for certain assumed pension obligations plus $41 million for crude oil, refined product and other inventories. The pension obligation and inventory value are subject to adjustment. The Woods Cross refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase also included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming, and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The purchase was financed with cash and $25 million borrowing under the Company's credit facility.

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

                                HOLLY CORPORATION

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

                                                                               PAYMENTS DUE BY PERIOD
                                                           -------------------------------------------------------
                                                           LESS THAN
CONTRACTUAL OBLIGATIONS                        TOTAL        1 YEAR      2-3 YEARS       4-5 YEARS     OVER 5 YEARS
-----------------------                      ---------     ---------    ---------       ---------     ------------
                                                                     (In thousands)
Long-term debt (stated maturities)..         $  25,714     $  8,571    $    17,143       $      -      $        -
Operating leases....................         $  25,336     $  6,091    $    11,976       $  6,982      $      287

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

         As part of the Consent Decree filed December 2001 implementing an agreement reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality, the Company is required to make investments at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment currently expected to total between $15 million and $17 million over a number of years.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

         The proposed Longhorn Pipeline, which is owned by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is an additional potential source of pipeline transportation from Gulf Coast refineries to El Paso. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to

                                HOLLY CORPORATION

El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. Although most construction has been completed, the Longhorn Pipeline will not begin operations until the completion of certain agreed improvements and pre-start-up steps. Published reports indicate that construction in preparation for start-up of the Longhorn Pipeline continued until late July 2002, when the construction activities were halted before completion of the project. The latest public statements from Longhorn Partners indicate that Longhorn Partners is seeking additional financing to complete the project and that no specific target date for commencement of operations is currently set. The proposed operation of the Longhorn Pipeline is also the subject of a pending appeal in the United States Court of Appeals for the Fifth Circuit of a decision by the federal district court in Austin, Texas that allows the Longhorn Pipeline to begin operations when agreed improvements have been completed. This appeal seeks a ruling that would reverse the federal district court's decision and require a full environmental impact study before the Longhorn Pipeline is allowed to operate.

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

                                HOLLY CORPORATION

Longhorn Partners for transportation services in the event the Longhorn Pipeline did not begin operations by July 1, 2004 or announced that it would not begin operations by that date.

         Other legal proceedings that could affect future results are described in Part II, Item 1 "Legal Proceedings."

Frontier Oil Corporation and Holly Corporation Merger Agreement

         On March 31, 2003, Frontier and the Company announced an agreement pursuant to which the two companies will merge. The merged company will be called Frontier Oil Corporation and will be headquartered in Houston, Texas. Following the merger, the combined company will own five refineries with refining capacity in excess of 260,000 barrels-per-day including several highly complex, niche refineries. Terms of the deal provide for the Company's stockholders to receive one share of Frontier common stock for each share of Holly common stock, plus an aggregate cash payment of $172.5 million or approximately $11.13 per common share based on the current number of outstanding Holly shares. Holly has approximately 15.5 million common shares outstanding, and Frontier has approximately 26.1 million common shares outstanding. Holly stockholders will also retain a non-transferable interest in potential future recoveries in litigation related to past sales of jet fuel to the United States government. The transaction is expected to be non-taxable to the shareholders of both companies, except for the cash consideration and contingent value rights to be received by Holly stockholders. The agreement between the companies contains reciprocal provisions for the payment of $15 million termination fees under certain circumstances.

         In May 2003, Frontier and the Company announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act had expired, satisfying one of the conditions to the completion of the pending merger of Frontier and Holly. As discussed in Note K, effective June 1, 2003, the Company closed its acquisition of the Woods Cross refinery which was another condition to the completion of the merger with Frontier. Completion of the merger is expected in the third calendar quarter of 2003. A registration statement on Form S-4 relating to the merger was filed with the Securities and Exchange Commission on May 13, 2003 by Front Range Himalaya Corporation.

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

         The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refinery margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. During

                                HOLLY CORPORATION

the quarter ended April 30, 2003, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $102,000 of gain in comprehensive income. In March 2003, as the transactions occurred, the Company reclassified $108,000 of actual losses from comprehensive income to cost of sales. The ineffective portion of the hedges was a $32,000 gain that was also included in cost of sales. For the fiscal quarter ended April 30, 2003, the Company entered into commodity derivative contracts to help protect refining margins that while an economic hedge, did not qualify for hedge accounting treatment. The Company realized a gain of $302,000 which was included in cost of sales. As of April 30, 2003, there were no hedges outstanding.

         At April 30, 2003, the Company had outstanding unsecured debt of $25.7 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than two years and such debt represents approximately 10% of the Company's total capitalization. As the interest rates on the Company's bank borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. There were no bank borrowings in fiscal 2002. The Company had a short-term borrowing of $10 million in March 2003 which was repaid in April 2003. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A one percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow since the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement, if any, and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A one percent change in the market interest rate over the next year would not materially impact the Company's financial condition since the average maturity of the Company's long-term debt is less than two years, such debt represents approximately 10% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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

                                HOLLY CORPORATION

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

         In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure", an amendment of SFAS No. 123. This statement provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148's amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. See Note D to Consolidated Financial Statements for effect of this standard on the Company's financial condition, results of operations, or cash flows.

                                HOLLY CORPORATION

         In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company expects that the standard will have no effect on its financial condition, results of operations, or cash flows.

         The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of April 30, 2003, the Company had approximately $11.6 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. The current monthly amortization is $782,000. If this proposed Statement of Position had been adopted in its current form, as of April 30, 2003, the Company would have been required to expense, as of April 30, 2003, $11.6 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

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

                                HOLLY CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         In the Company's pending lawsuit in the United States Court of Federal Claims against the Department of Defense relating to claims totaling approximately $298 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999, a motion for summary judgment filed in January 2003 by the United States Government and a cross-motion for summary judgment filed in February 2003 by the Company remain pending and no date has yet been set for a hearing on these motions. In the past few months, the United States Court of Federal Claims has issued rulings in other cases concerning jet fuel sales by unrelated refining companies that have generally supported the positions taken by the Company with respect to the pending motions in the Company's case. Decisions favorable to the Company on the pending motions for summary judgment in the Company's case would not immediately result in a final ruling for the Company but would instead be followed by substantial discovery proceedings and then a trial on factual issues. It is not possible at the date of this report to predict what amount, if any, will ultimately be payable to the Company with respect to this lawsuit.

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona, including issues related to payments made by the Company for shipments of petroleum products from El Paso, Texas to Tucson and Phoenix, Arizona principally for the period from 1993 through July 2000. On January 29, 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. In April 2003, the Company received $15.2 million from Kinder Morgan as payment for the reparations ordered by FERC and such amount has been included in net income for the fiscal quarter ended April 30, 2003. In June 2003 the FERC issued a further order requiring an adjustment in the computations which is expected to result in a small additional payment to the Company. The final FERC decision on this matter is subject to judicial review by the Court of Appeals for the District of Columbia Circuit. In the event SFPP prevails in whole or in part in such judicial review, the reparations actually owed may be less than the $15.2 million and in that event part or all of the $15.2 million received by the Company in April 2003 would have to be refunded. At the date of this report, it is not possible to predict the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit.

         In October 2002, the Company filed a motion to intervene and protest with the FERC with respect to a September 2002 petition for declaratory order filed by SFPP. SFPP's filing concerns its proposal to expand the capacity of its common carrier pipelines running from El Paso to Tucson and Phoenix by approximately 54,000 BPD. The Company's protest asks the FERC to rule that the costs of the proposed expansion should be reflected only in pipeline transportation rates for use of the proposed additional capacity rather than in rates for use of both the proposed additional capacity and the current capacity of these pipelines. On January 29, 2003, the FERC issued an order that, along with addressing other issues, did not accept the Company's position. In early March 2003 the Company filed with the FERC a request for rehearing on this matter. As of the date of this report, no action has been taken by the FERC regarding the Company's request for hearing.

                                HOLLY CORPORATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               99.1 Certification of Chief Executive Officer.

               99.2 Certification of Chief Financial Officer

        (b)    Reports on Form 8-K:

               On March 4, 2003, a Current Report on Form 8-K was filed under
               Item 5 Other Events, concerning an announcement by the Company of the sale of its Iatan crude oil gathering system.

               On March 7, 2003, a Current Report on Form 8-K was filed under
               Item 5 Other Events, concerning the Company's earnings release for the second quarter and six months ended January 31, 2003.

               On April 2, 2003, a Current Report on Form 8-K dated March 30, 2003 was filed under Item 5 Other Events and under Item 7(c) Financial Statements and Exhibits, concerning the announcement by the Company of its agreement to merge with Frontier Oil Corporation (NYSE: FTO). Exhibits included were the Agreement and Plan of Merger dated March 30, 2003 among Frontier, Holly, Front Range Himalaya Corporation ("Parent"), Front Range Merger Corporation ("Front Range") and Himalaya Merger Corporation ("Himalaya") and related supporting agreements including Holly Holder Support Agreement, Frontier Affiliate's Support Agreement and Registration Rights Agreement.

               On May 13, 2003, a Current Report on Form 8-K dated May 12, 2003 was filed under Item 5 Other Events and under Item 7(c)
               Financial Statements and Exhibits concerning the Amendment to the Merger Agreement dated May 12, 2003 amending the Agreement and Plan of Merger dated March 30, 2003 among Holly, Frontier, Parent, Front Range and Himalaya. The Merger Agreement was previously filed on Holly's current report on Form 8-K filed on April 2, 2003. Exhibits included were the Amendment to the Merger Agreement dated May 12, 2003 and the Contingent Value Rights Agreement dated May 12, 2003.

               On May 21, 2003, a Current Report on Form 8-K dated May 20, 2003 was filed under Item 5 Other Events concerning the Company's announcements that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act had expired, satisfying one of the conditions to the completion of the pending merger of Frontier and Holly and that the Federal Trade Commission approved Holly's pending acquisition from ConocoPhillips of the Woods Cross refinery.

               On June 2, 2003, a Current Report on Form 8-K was filed under
               Item 5 Other Events and under Item 7(c) Financial Statements and Exhibits concerning the Company's announcement that it had closed its acquisition of the Woods Cross refinery, located near Salt Lake City, Utah, and related assets from ConocoPhillips and that it has

                                HOLLY CORPORATION

               amended its Credit and Reimbursement Agreement with a group of banks headed by the Canadian Imperial Bank of Commerce, and increased the commitment level of the Agreement. Exhibits included the Company's press release issued June 2, 2003.

               On June 4, 2003, a Current Report on Form 8-K dated June 1, 2003 was filed under Item 2 Acquisition or Disposition of Assets and under Item 7 Financial Statements and Exhibits concerning the acquisition of assets from ConocoPhillips of its Woods Cross refinery located near Salt Lake City, Utah. Exhibits included the Asset Purchase and Sale Agreement, dated December 20, 2002, between Holly and ConocoPhillips (incorporated by reference to Exhibit 10.1 to Holly's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003) and Amendment No. 7, dated as of May 15, 2003, to Amended and Restated Credit and Reimbursement Agreement, dated April 14, 2000, as amended, among Holly, certain of its subsidiaries, CIBC and other lenders.

                                HOLLY CORPORATION

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HOLLY CORPORATION
                                         ----------------------------------
                                         (Registrant)

Date:  June 12, 2003                     By  s/Kathryn H. Walker
                                            ------------------------------------
                                            Kathryn H. Walker
                                            Vice President, Accounting
                                            (Principal Accounting Officer)

                                         By  s/Stephen J. McDonnell
                                            ------------------------------------
                                            Stephen J. McDonnell
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)

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

Date: June 12, 2003             s/Lamar Norsworthy
                               -------------------------------------------------
                               Lamar Norsworthy
                               Chairman of the Board and Chief Executive Officer

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

Date: June 12, 2003                    s/Stephen J. McDonnell
                                      -----------------------------------------
                                      Stephen J. McDonnell
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibits

         99.1 Certification of Chief Executive Officer.

         99.2 Certification of Chief Financial Officer