Form 10-K/A
period 2002-07-31
HOLLY CORP
filed 2003-09-09
CIK 48039

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

On September 30, 2002, the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $146,000,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an "affiliate" of the registrant.)

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

                              PURPOSE OF AMENDMENT

         Holly Corporation is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended July 31, 2002, originally filed on October 11, 2002, in response to comments received from the Securities and Exchange Commission. This amendment to the original Form 10-K amends and restates the original Form 10-K in its entirety, but continues to speak as of the date of the original filing of the original Form 10-K. Holly Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

                                TABLE OF CONTENTS

 ITEM                                                                                            PAGE
 ----                                                                                            ----
                                         PART I
          Forward-Looking Statements....................................................           5
1 & 2.    Business and properties.......................................................           6
  3.      Legal proceedings.............................................................          20
  4.      Submission of matters to a vote of security holders...........................          22

                                        PART II
  5.      Market for the Registrant's common equity and related stockholder matters.....          24
  6.      Selected financial data.......................................................          25
  7.      Management's discussion and analysis of financial condition and results of
             operations.................................................................          26
 7A.      Quantitative and qualitative disclosures about market risk....................          41
  8.      Financial statements and supplementary data...................................          41
  9.      Changes in and disagreements with accountants on accounting and financial
             disclosure.................................................................          68

                                        PART III
  10.     Directors and executive officers of the Registrant............................          68
  11.     Executive compensation........................................................          69
  12.     Security ownership of certain beneficial owners and management................          70
  13.     Certain relationships and related transactions................................          71

                                        PART IV
  14.     Exhibits, financial statement schedules and reports on Form 8-K...............          71

Signatures..................................................................................      72
Certifications..............................................................................      74
Index to exhibits...........................................................................      76

                                    GLOSSARY

         Within this report, the following terms have these specific meanings:

         "Alkylation" means the reaction of propylene or butylene (olefins) with isobutane to form an iso-paraffinic gasoline (inverse of cracking).

         "Cracking" means the process of breaking down larger, heavier and more complex hydrogen molecules into simpler and lighter molecules.

         "Crude distillation" means the process of distilling vapor from liquids, usually by heating, and condensing slightly above atmospheric pressure the vapor back to liquid in order to purify, fractionate or form the desired products.

         "Fluid catalytic cracking" means the breaking down of large, complex hydrocarbon molecules into smaller, more useful ones by the application of heat, pressure and a chemical (catalyst) to speed the process.

         "Hydrodesulfurization" means to remove sulfur and nitrogen compounds from oil or gas in the presence of hydrogen and a catalyst at relatively high temperatures.

         "Isomerization" means a refinery process for converting C5/C6 gasoline compounds into their isomers, i.e., rearranging the structure of the molecules without changing their size or chemical composition.

         "Reforming" means the process of converting gasoline type molecules into aromatic, higher octane gasoline blend stocks while producing hydrogen in the process.

         "Sour crude oil" means crude oil containing appreciable quantities of hydrogen sulfide or other sulfur compounds.

         "Vacuum distillation" means the process of distilling vapor from liquids, usually by heating, and condensing below atmospheric pressure the vapor back to liquid in order to purify, fractionate or form the desired products.

                                     PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K/A, including without limitation those under "Business and Properties" under Items 1 and 2, "Legal Proceedings" under Item 3 and "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the costs of defense and the risk of an adverse decision in the Longhorn Pipeline litigation, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-K/A, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-K/A, including without limitation in conjunction with the forward-looking statements included in this Form 10-K/A that are referred to above. All forward-looking statements included in this Form 10-K/A and all subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Holly Corporation, including its consolidated and wholly-owned subsidiaries, herein referred to as the "Company" unless the context otherwise indicates, is principally an independent petroleum refiner, which produces high value light products such as gasoline, diesel fuel and jet fuel. The Company was incorporated in Delaware in 1947 and maintains its principal corporate offices at 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6927. The telephone number of the Company is 214-871-3555, and its internet website address is www.hollycorp.com. The information contained on the website does not constitute part of this Annual Report on Form 10-K/A. The Company also maintains executive offices in Artesia, New Mexico.

The Company:

         - owns and operates two refineries, a high conversion petroleum refinery in Artesia, New Mexico which is operated in conjunction with crude vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the "Navajo Refinery"), and one refinery in Great Falls, Montana;

         - owns and operates seven refined product terminals in Artesia, Roswell, Moriarty, Bloomfield and Lovington, New Mexico, El Paso, Texas, and in Mountain Home, Idaho;

         - owns interest in two product storage facilities in Albuquerque, New Mexico and Tucson, Arizona; and

         - owns and operates approximately 2,000 miles of pipeline located in west Texas and New Mexico.

Navajo Refining Company, L.P. ("Navajo"), one of the Company's wholly-owned subsidiaries, owns the Navajo Refinery, which has a crude capacity of 60,000 barrels-per-day ("BPD"), can process a variety of sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. The Company also owns Montana Refining Company, a Partnership ("MRC"), which owns a 7,000 BPD petroleum refinery in Great Falls, Montana ("Montana Refinery"), which can process a variety of sour crude oils and which primarily serves markets in Montana. In conjunction with the refining operations, the Company owns and operates approximately 2,000 miles of pipelines of which 1,400 miles are part of the supply and distribution network for the Company's refineries and the remaining 600 miles are used in the Company's pipeline transportation business.

In recent years, the Company has made an effort to develop and expand a pipeline transportation business generating revenues from unaffiliated parties. The pipeline transportation business segment operations include approximately 1,000 miles of the Company's 2,000 miles of pipelines, of which approximately 400 miles are also used as part of the supply and distribution network of the Navajo Refinery. Additionally, the Company owns a 25% interest in Rio Grande Pipeline Company, which provides transportation of liquid petroleum gases ("LPG") to northern Mexico, and a 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. In addition to its refining and pipeline transportation operations, the Company also conducts a small-scale oil and gas exploration and production program and has a small investment in a joint venture conducting a retail gasoline station and convenience store business in Montana.

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

The following tables set forth certain information about the combined refinery operations of the Company during the last three fiscal years:

                                                                              YEARS ENDED JULY 31,
                                                                  --------------------------------------------
                                                                     2002                2001          2000
                                                                  -----------        ------------   ----------
                                                                  (in thousands except for BPD and per barrel)
Crude charge (BPD) (1).......................................          60,200              63,700       65,300
Refinery utilization (2).....................................            89.9%(3)            95.5%        97.5%
Refinery production (BPD) (4)................................          66,400              69,600       70,800

Sales of refined products (BPD) (5)..........................          76,400              77,000       77,600
Average sales price per sales barrel.........................     $     31.12        $      39.82   $    33.42

Sales of produced refined products (BPD).....................          67,000              69,100       70,400
Average sales price per produced barrel......................     $     30.95        $      39.60   $    33.52

Reconciliation to Sales and other revenues in Consolidated
Financial Statements
(Also see Note 14 to Consolidated Financial Statements)

Sales of refined product (BPD)...............................          76,400              77,000       77,600
Average sales price per sales barrel.........................     $     31.12        $      39.82   $    33.42
Refinery segment sales and other revenues (6)................     $   868,730        $  1,120,248   $  947,317
Pipeline transportation segment sales and other revenues.....     $    18,588        $     18,454   $   14,861
Corporate and other sales and other revenues.................     $     1,588        $      3,428   $    3,768
                                                                  -----------        ------------   ----------
Consoldiated Sales and other revenues........................     $   888,906        $  1,142,130   $  965,946
                                                                  ===========        ============   ==========

(1) Crude charge represents the barrels per day of crude oil processed through the crude units at the Company's refineries.

(2)  Crude charge divided by total crude capacity of 67,000 BPD.

(3) Refinery utilization rate for fiscal 2002 reflects a 29-day turnaround for major maintenance at the Navajo Refinery in November-December 2001.

(4) Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at the Company's refineries.

(5) Includes refined products purchased for resale representing 9,400 BPD, 7,900 BPD, and 7,200 BPD in fiscal years ended July 31, 2002, 2001, and 2000, respectively.

(6) In addition to revenues from sales of refined products, the refining segment includes other miscellaneous revenues amounting to $918, $1,107, and $729 in fiscal years ended July 31, 2002, 2001, and 2000 respectively.

                                                                YEARS ENDED JULY 31,
                                           -----------------------------------------------------------------
                                                  2002                   2001                     2000
                                           -----------------      ------------------       -----------------
                                            BPD          %         BPD           %          BPD          %
                                           ------      -----      ------       -----       ------      -----
Sales of produced refined products (1)
  Gasolines...........................     37,700       56.3%     38,700        56.1%      40,100       57.1%
  Diesel fuels........................     14,000       20.9%     15,100        21.8%      15,400       21.8%
  Jet fuels...........................      7,100       10.6%      7,400        10.8%       7,300       10.3%
  Asphalt.............................      5,800        8.6%      5,300         7.6%       5,100        7.3%
  LPG and other.......................      2,400        3.6%      2,600         3.7%       2,500        3.5%
                                           ------      -----      ------       -----       ------      -----
     Total............................     67,000      100.0%     69,100       100.0%      70,400      100.0%
                                           ======      =====      ======       =====       ======      =====

(1)  Excludes refined products purchased for resale.

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

The following table sets forth certain information about the operations of the Navajo Refinery during the last three fiscal years:

                                                            YEARS ENDED JULY 31,
                                                  ---------------------------------------
                                                   2002             2001            2000
                                                  ------           ------          ------
Crude charge (BPD) (1)....................        53,600           57,800          59,400
Refinery production (BPD) (2).............        59,400           63,200          64,600
Sales of produced refined products (BPD)..        59,800           62,600          64,300
Sales of refined products (BPD) (3).......        68,900           70,200          71,000

Refinery utilization (4)..................          89.3%(5)         96.3%           99.0%

(1) Crude charge represent the barrels per day of crude oil processed through the crude units at the Company's refineries.

(2) Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at the Company's refineries.

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

THE EL PASO MARKET

Most of the light products of the Company's Navajo Refinery (i.e. products other than asphalt, LPGs and carbon black oil) are currently shipped to El Paso on pipelines owned and operated by the Company. Of the products shipped to El Paso, most are subsequently shipped (either by the Company or by purchasers of the products from the Company) via common carrier pipeline to Tucson and Phoenix, Arizona, Albuquerque, New Mexico and markets in northern Mexico; the remaining products shipped to El Paso are sold to wholesale customers primarily for ultimate retail sale in the El Paso area. The Company expanded its capacity to supply El Paso in 1996 when the Company replaced an 8-inch pipeline from Orla to El Paso, Texas with a new 12-inch line, a portion of which has been leased to Alon USA LP ("Alon"), formerly Fina, Inc., to transport refined products from the Alon refinery in Big Spring, Texas to El Paso, Texas. Holly receives monthly payments from Alon in the amount of $523,000 with respect to the lease of the pipeline, subject to period rent adjustments.

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

Set forth below is certain information regarding the principal products of Navajo during the last three fiscal years:

                                                                         YEARS ENDED JULY 31,
                                                  ---------------------------------------------------------------
                                                          2002                  2001                  2000
                                                  ------------------     -----------------     ------------------
                                                    BPD          %        BPD          %        BPD           %
                                                  ------       -----     ------      -----     ------       -----
Sales of produced refined products (1)
  Gasolines.................................      34,800        58.2%    36,000       57.5%    37,500        58.4%
  Diesel fuels..............................      12,900        21.6%    13,800       22.0%    14,200        22.0%
  Jet fuels.................................       6,600        11.0%     7,000       11.2%     6,800        10.6%
  Asphalt...................................       3,400         5.7%     3,500        5.6%     3,600         5.6%
  LPG and other.............................       2,100         3.5%     2,300        3.7%     2,200         3.4%
                                                  ------       -----     ------      -----     ------       -----
     Total..................................      59,800       100.0%    62,600      100.0%    64,300       100.0%
                                                  ======       =====     ======      =====     ======       =====

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

The following table sets forth certain information about the operations of the Montana Refinery during the last three fiscal years:

                                                                    YEARS ENDED JULY 31,
                                                                  ------------------------
                                                                  2002       2001    2000
                                                                  -----     -----    -----
Crude charge (BPD) (1).........................................   6,600     6,200    5,900
Refinery production (BPD) (2)..................................   7,000     6,400    6,200
Sales of produced refined products (BPD).......................   7,200     6,500    6,100
Sales of refined products (BPD) (3)............................   7,500     6,800    6,600

Refinery utilization (4).......................................    94.3%     88.6%    84.3%

(1) Crude charge represents the barrels per day of crude oil processed through the crude unit at each of the Company's refineries.

(2) Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at each of the Company's refineries.

(3) Includes refined products purchased for resale representing 300 BPD, 300 BPD, and 500 BPD, respectively.

(4)  Crude charge divided by total crude capacity of 7,000 BPD.

The Montana Refinery currently obtains its supply of crude oil primarily from suppliers in Canada via a common carrier pipeline, which runs from the Canadian border to the refinery. The Montana Refinery's principal markets include Great Falls, Helena, Bozeman and Billings, Montana. MRC competes principally with three other Montana refineries.

Set forth below is certain information regarding the principal products of Montana Refinery during the last three fiscal years:

                                                                     YEARS ENDED JULY 31,
                                                   ---------------------------------------------------------
                                                         2002                  2001                2000
                                                   ---------------      ---------------      ---------------
                                                    BPD        %         BPD        %         BPD        %
                                                   -----     -----      -----     -----      -----     -----
Sales of produced refined products (1)....
  Gasolines...............................         2,900      40.3%     2,700      41.5%     2,600      42.6%
  Diesel fuels............................         1,100      15.3%     1,300      20.0%     1,200      19.7%
  Jet fuels...............................           500       6.9%       400       6.2%       500       8.2%
  Asphalt.................................         2,400      33.3%     1,800      27.7%     1,500      24.6%
  LPG and other...........................           300       4.2%       300       4.6%       300       4.9%
                                                   -----     -----      -----     -----      -----     -----
    Total.................................         7,200     100.0%     6,500     100.0%     6,100     100.0%
                                                   =====     =-===      =====     =====      =====     =====

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

ADDITIONAL OPERATIONS AND OTHER INFORMATION

CORPORATE OFFICES

The Company leases its principal corporate offices in Dallas, Texas. The Company's lease for its principal corporate offices expires April 30, 2006, requires lease payments of $32,951 per month, plus certain operating expenses, and provides for no option to renew. The operations of Holly Corporation, the parent company, are performed at this location. Functions performed by the parent company include overall corporate management, planning and strategy, legal support, treasury management and tax reporting.

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

REGULATION

Refinery and pipeline operations are subject to federal, state and local laws regulating the discharge of matter into the environment or otherwise relating to the protection of the environment. Permits are required under these laws for the operation of our refineries, pipelines and related operations, and these permits are subject to revocation, modification and renewal. Over the years, there have been and continue to be ongoing communications, including notices of violations, and discussions about environmental matters between the Company and federal and state authorities, some of which have resulted or will result in changes of operating procedures and in capital expenditures by the Company. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on the Company's operations, results of operations and capital requirements. The Company believes that its current operations are in substantial compliance with existing environmental laws, regulations and permits.

The Company's operations and many of the products it manufactures are specifically subject to certain requirements of the federal Clean Air Act ("CAA") and related state and local regulations. The CAA contains provisions that will require capital expenditures for the installation of certain air pollution control devices at the Company's refineries during the next several years. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules, may necessitate additional expenditures in future years. In December 2001, following discussions initiated by the Company, the Company entered into Consent Decree with the EPA, the New Mexico Environment Department and the Montana Department of Environmental Quality with respect to a global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Consent Decree was entered by the federal court in New Mexico in March 2002 and requires investments by the Company expected to total between $15 million and $20 million over a number of years as well as changes in operational practices at the Navajo and Montana refineries. See the discussion of the Consent Decree below and under Item 3, "Legal Proceedings."

The CAA may authorize the EPA to require modifications in the formulation of the refined transportation fuel products the Company manufactures in order to limit the emissions associated with their final use. For example, on December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing until 2008, with special provisions for refiners serving those Western states exhibiting lesser air quality problems and for small business refiners, such as the Company.

The EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The current standard is 500 parts-per-million. As a small business refiner, the Company may, on a refinery by refinery basis, choose to comply with the 2006 program and extend its interim gasoline standard by three years (until 2011) or delay the diesel standard by four years (until 2010) and keep its original gasoline sulfur program timing.

The EPA has recently stated its intent to propose new regulations that will limit emissions from diesel fuel powered engines used in off-road activities such as mining, construction and agriculture. The EPA has also stated its intent to simultaneously limit the sulfur content of diesel fuel used in these engines to facilitate compliance with the new emission standards. The EPA expects to propose the new off-road diesel engine emissions and related fuel sulfur standards early in 2003.

Additionally, effective January 1, 1995, certain cities in the United States were required to use only reformulated gasoline ("RFG"), a cleaner burning fuel. Phoenix is the only principal market of the Company that currently requires the equivalent of RFG (or an alternative clean burning gasoline formula), although this requirement could be implemented in other markets over time. Phoenix adopted the even more rigorous California Air Resources Board ("CARB") fuel specifications for winter months beginning in late 2000. This new requirement, the recently adopted low-sulfur gasoline and diesel requirements described above, and other requirements of the CAA, could cause the Company to expend substantial amounts to permit the Company's refineries to produce products that meet applicable requirements. The Company believes that the completion of the hydrotreater project described above under "Capital Improvement Projects" will allow the Company to meet announced future gasoline requirements.

The Company is aware of public concern regarding possible groundwater contamination resulting from the use of MTBE (methyl tertiary butyl ether) as a source of required oxygen in gasolines sold in specified areas of the country. Gasoline containing a specified amount of oxygen is required by the EPA to be used in those regions that exceed the National Ambient Air Quality Standards for either ozone or carbon monoxide. That oxygen requirement may be satisfied by adding to gasoline any one of many oxygen-containing materials including, among others, MTBE and also ethanol, an oxygen containing compound that is manufactured primarily from "renewable" agricultural products and that has not been shown to exhibit the environmental concerns associated with MTBE. Ethanol serves as an oxygenate, an octane booster and as an extender of gasoline.

The Company's operations are also subject to the federal Clean Water Act ("CWA"), the federal Safe Drinking Water Act ("SDWA") and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters and publicly-owned treatment works except in strict conformance with permits, such as pre-treatment permits and National Pollutant Discharge Elimination System ("NPDES") permits, issued by federal, state and local governmental agencies. NPDES permits and analogous water discharge permits are valid for a maximum of five years and must be renewed.

The Company generates wastes that may be subject to the Resource Conservation and Recovery Act ("RCRA") and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non hazardous wastes.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our historical operations, as well as in our current ordinary operations, we have generated waste, some of which falls within the statutory definition of a "hazardous substance" and some of which may have been disposed of at sites that may require cleanup under Superfund.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. The matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of.

The Company is and has been the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries, including the Consent Decree discussed above and below in Item 3, "Legal Proceedings." Current and future environmental regulations are expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant, at the New Mexico and Montana refineries and at pipeline transportation facilities. The extent of future expenditures for these purposes cannot presently be determined.

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

In December 2001, with the consent of the Company, a Consent Decree (the "Consent Decree") was filed in the United States District Court for the District of New Mexico in the case of United States of America v. Navajo Refining Company, L.P. and Montana Refining Company. The Consent Decree resulted from negotiations which were initiated by the Company and which began in July 2001 involving representatives of the Company, the EPA, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a possible settlement of issues concerning the application of federal and state air quality requirements to past and future operations of the Company's refineries. The Consent Decree was approved and entered by the Court in March 2002. The Consent Decree requires investments by the Company expected to total between $15 million and $20 million over a number of years at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment and requires changes in operational practices at these refineries that go beyond current regulatory requirements to reduce air emissions. In addition, the Consent Decree provides to the Company and its subsidiaries releases from liability for enforcement actions with respect to a number of possible issues relating to the application of air quality regulations to the Company's refineries. The Consent Decree also provides for payment by the Company of penalties to Federal, New Mexico and Montana regulatory authorities in the total amount of $750,000 and expenditures of approximately $1.5 million for environmentally beneficial projects and provides for the payment by the Company of agreed monetary penalties in the event of noncompliance with specified requirements of the Consent Decree. The Company is currently implementing provisions of the Consent Decree applicable to current operations and is preparing to implement those Consent Decree provisions that require future capital investments or operational changes.

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

In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order (the "Order") in proceedings brought by the Company and other parties against SFPP relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products in the period from 1993 through July 2000 from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Order appears to resolve most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona from 1993 through July 2000 and is expected to be followed by a final FERC ruling after completion of computations based on the guidance provided by the Order. Based on prior preliminary computations and the rulings made in the Order, the Company expects that the final FERC ruling for the years at issue would result in a refund to the Company of approximately $15 million. The final FERC decision on this matter will be subject to judicial review by the Court of Appeals for the District of Columbia Circuit. At the date of this Report, it is not possible to predict when amounts may be payable to the Company under the anticipated final FERC decision on this matter, whether a final settlement may be reached with SFPP based on the Order, or what may be the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit.

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

EXECUTIVE OFFICERS OF REGISTRANT

         The executive officers of the Company as of October 10, 2002 are as follows:

                                                                       EXECUTIVE
       NAME            AGE             POSITION                      OFFICER SINCE
       ----            ---             --------                      -------------
Lamar Norsworthy       56    Chairman of the Board                       1971
                              and Chief Executive Officer

Matthew P. Clifton     51    President and Director                      1988

W. John Glancy         60    Senior Vice President, General              1998
                              Counsel, Secretary and Director

David G. Blair         44    Vice President, Marketing                   1994
                              Asphalt and LPG

Leland J. M. Griffin   54    Vice President, Montana                     1999
                              Operations

Thomas D. Guercio      33    Vice President, Information                 2001
                              Technology

Randall R. Howes       45    Vice President, Technical Support           1997
                              and Planning

John A. Knorr          52    Vice President, Crude Oil                   1998
                              Supply and Trading

Stephen J. McDonnell   51    Vice President and Chief                    2000
                              Financial Officer

Mike Mirbagheri        63    Vice President, International               1982
                              Crude Oil and Refined Products

Bruce R. Shaw          35    Vice President, Corporate Development       2001

Scott C. Surplus       43    Vice President, Treasury and Tax            2000

James G. Townsend      47    Vice President, Pipelines                   1997
                               and Terminals

Kathryn H. Walker      52    Vice President, Accounting                  1999

Gregory A. White       45    Vice President, Marketing                   1994
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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:

                                                                                      TOTAL
          FISCAL YEARS ENDED JULY 31,              HIGH        LOW     DIVIDENDS      VOLUME
          --------------------------               ----        ---     ---------      ------
2001
      First Quarter...........................   $   6.63   $   5.97    $   .09       651,200
      Second Quarter..........................   $   9.75   $   6.25    $   .09     1,509,200
      Third Quarter...........................   $  18.40   $   8.95    $   .09     3,647,800
      Fourth Quarter..........................   $  25.07   $  15.00    $   .10    10,746,000

2002
      First Quarter...........................   $  21.07   $  13.76    $   .10     2,504,300
      Second Quarter..........................   $  20.24   $  14.97    $   .10     2,677,400
      Third Quarter...........................   $  20.54   $  15.95    $   .10     2,418,500
      Fourth Quarter..........................   $  18.12   $  14.15    $   .11     3,039,700

In June 2001, the Board of Directors declared a two-for-one stock split, effected in the form of a 100-percent stock dividend which was distributed in July 2001. All references to the number of shares (other than common stock on the Consolidated Balance Sheet) and per share amounts in this Form 10-K/A Annual Report have been adjusted to reflect the split on a retroactive basis.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial information for the Company as of the dates or for the periods indicated. This table should be read in conjunction with the consolidated financial statements of the Company and related notes thereto included elsewhere in this Form 10-K/A.

YEARS ENDED JULY 31,                                 2002           2001            2000            1999            1998
----------------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share amounts)
FINANCIAL DATA
 For the year
  Sales and other revenues......................  $  888,906     $ 1,142,130     $   965,946     $   597,986     $   590,299
  Income before income taxes....................  $   50,896     $   121,895     $    18,634     $    33,159     $    24,866
  Income tax provision..........................  $   18,867     $    48,445     $     7,189     $    13,222     $     9,699
                                                  ----------     -----------     -----------     -----------     -----------
  Net income....................................  $   32,029     $    73,450     $    11,445     $    19,937     $    15,167
                                                  ==========     ===========     ===========     ===========     ===========

  Net income per common share - basic...........  $     2.06     $      4.84     $      0.71     $      1.21     $      0.92

  Net income per common share - diluted.........  $     2.01     $      4.77     $      0.71     $      1.21     $      0.92

  Cash dividends declared per common share......  $     0.41     $      0.37     $      0.34     $      0.32     $      0.30

  Average number of common shares outstanding
    Basic.......................................      15,560          15,187          16,131          16,507          16,507
    Diluted.....................................      15,971          15,387          16,131          16,507          16,507

 At end of year
    Working capital.............................  $   59,873     $    57,731     $       363     $    13,851     $    14,793
    Total assets................................  $  502,306     $   490,429     $   464,362     $   390,982     $   349,857
    Long-term debt (including current portion)..  $   34,285     $    42,857     $    56,595     $    70,341     $    75,516
    Stockholders' equity........................  $  228,556     $   201,734     $   129,581     $   128,880     $   114,349

  Net cash provided by operating activities.....  $   41,847     $   105,641     $    46,804     $    47,628     $    38,193
  Net cash used for financing activities........  $  (14,104)    $   (14,677)    $   (27,227)    $   (22,057)    $    (4,674)
  Net cash used for investing activities........  $  (21,953)    $   (28,752)    $   (20,143)    $   (23,979)    $   (50,959)

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

RESULTS OF OPERATIONS

FINANCIAL DATA

                                                                                              YEARS ENDED JULY 31,
                                                                                   -------------------------------------------
                                                                                       2002            2001            2000
                                                                                   -----------     -----------     -----------
                                                                                       (In thousands, except per share data)
Sales and other revenues .......................................................   $   888,906     $ 1,142,130     $   965,946

Operating costs and expenses
 Cost of products sold (exclusive of depreciation, depletion and amortization)..       698,245         871,321         800,663
 Operating expenses (exclusive of depreciation, depletion and amortization).....        96,289         100,410          88,550
 Selling, general and administrative expenses (exclusive of depreciation,
  depletion, and amortization) .................................................        22,248          23,123          20,724
 Depreciation, depletion and amortization ......................................        27,699          27,327          27,496
 Exploration expenses, including dry holes .....................................         1,379           2,042           1,729
 Voluntary early retirement costs ..............................................             -               -           6,783
                                                                                   -----------     -----------     -----------
    Total operating costs and expenses .........................................       845,860       1,024,223         945,945
                                                                                   -----------     -----------     -----------
Income from operations .........................................................        43,046         117,907          20,001

Other income (expense)
 Equity in earnings of joint ventures ..........................................         7,753           5,302           1,586
 Interest expense, net .........................................................        (1,425)         (2,467)         (5,153)
 Other income ..................................................................         1,522           1,153           2,200
                                                                                   -----------     -----------     -----------
                                                                                         7,850           3,988          (1,367)
                                                                                   -----------     -----------     -----------
Income before income taxes .....................................................        50,896         121,895          18,634
Income tax provision ...........................................................        18,867          48,445           7,189
                                                                                   -----------     -----------     -----------
Net income .....................................................................   $    32,029     $    73,450     $    11,445
                                                                                   ===========     ===========     ===========

Net income per common share - basic (1) ........................................   $      2.06     $      4.84     $      0.71
Net income per common share - diluted (1) ......................................   $      2.01     $      4.77     $      0.71
Cash dividends declared per common share .......................................   $      0.41     $      0.37     $      0.34
Weighted average number of shares (1)
 Basic .........................................................................        15,560          15,187          16,131
 Diluted .......................................................................        15,971          15,387          16,131

Cash and cash equivalents ......................................................   $    71,630     $    65,840     $     3,628
Working capital ................................................................   $    59,873     $    57,731     $       363
Total assets ...................................................................   $   502,306     $   490,429     $   464,362
Total debt, including current maturities .......................................   $    34,285     $    42,857     $    56,595
Stockholders' equity ...........................................................   $   228,556     $   201,734     $   129,581
Total debt to capitalization ratio .............................................          13.0%           17.5%           30.4%

Sales and other revenues (2)
 Refining ......................................................................   $   868,730     $ 1,120,248     $   947,317
 Pipeline Transportation .......................................................        18,588          18,454          14,861
 Corporate and other ...........................................................         1,588           3,428           3,768
                                                                                   -----------     -----------     -----------
 Consolidated ..................................................................   $   888,906     $ 1,142,130     $   965,946
                                                                                   ===========     ===========     ===========

                                                   YEARS ENDED JULY 31,
                                            -----------------------------------
                                              2002         2001         2000
                                            ---------    ---------    ---------
                                                       (In thousands)
Income (loss) from operations (2)
  Refining ..............................   $  42,725    $ 116,218    $  25,480
  Pipeline Transportation ...............      10,621       10,243        7,859
  Corporate and other ...................     (10,300)      (8,554)     (13,338)
                                            ---------    ---------    ---------
  Consolidated ..........................   $  43,046    $ 117,907    $  20,001
                                            =========    =========    =========

Cash flow from operating activities......   $  41,847    $ 105,641    $  46,804
Cash flow used for financing activities..   $ (14,104)   $ (14,677)   $ (27,227)
Cash flow used for investing activities..   $ (21,953)   $ (28,752)   $ (20,143)
Capital expenditures ....................   $  35,313    $  28,571    $  19,261
EBITDA (3) ..............................   $  80,020    $ 151,689    $  51,283

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

(3) Earnings before interest, taxes, depreciation and amortization - EBITDA is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation based upon generally accepted accounting principles: however, the amounts included in the EBITDA calculation are derived from amounts included in the consolidated financial statements of Holly. EBITDA should not be considered as an alternative to net income or operating income, as an indication of operating performance of Holly or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor's understanding of Holly's ability to satisfy principal and interest obligations with respect to Holly's indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by Holly management for internal analysis and as a basis for financial covenants. Our EBITDA presented above is reconciled to net income as follows:

                                             YEARS ENDED JULY 31,
                                     ------------------------------------
                                       2002         2001         2000
                                     ---------    ---------    ---------
                                                (In thousands)
Net Income.........................  $  32,029    $  73,450    $  11,445
 Add provision for income tax......     18,867       48,445        7,189
 Add interest expense..............      2,953        4,980        5,914
 Subtract interest expense.........     (1,528)      (2,513)        (761)
 Add depreciation and amortization.     27,699       27,327       27,496
                                     ---------    ---------    ---------
 EBITDA............................  $  80,020    $ 151,689    $  51,283
                                     =========    =========    =========

2002 COMPARED TO 2001

Net income for the fiscal year ended July 31, 2002 was $32.0 million ($2.06 per basic share and $2.01 per diluted share) compared to net income of $73.5 million ($4.84 per basic share and $4.77 per diluted share) for the year ended July 31, 2001 primarily as a result of lower refined product margins and to a lesser extent, lower production of refined products due to maintenance turnarounds at the Navajo Refinery, including an extended 29-day turnaround in November-December 2001. During fiscal 2002, the Company, along with the refining industry as a whole, experienced substantially lower refining margins compared to the very favorable refining margins that prevailed in the prior year. The Company's refining margins began to decline after the first fiscal quarter of 2001 and remained lower throughout the rest of the fiscal year.

The Company's revenues decreased by $253.2 million to $888.9 million in fiscal 2002 as compared to $1.1 billion in fiscal 2001 primarily as a result of lower sales prices. The average sales price per sales barrel in fiscal 2002 was $31.12, approximately 22% less than the average sales price per sales barrel of $39.82 in fiscal 2001. Cost of products sold also decreased by $173.1 million to $698.2 million in fiscal 2002 as compared to $871.3 million in fiscal 2001 due principally to lower costs of purchased crude oil. The Company's average cost of crude in fiscal 2002 was $22.33 per barrel, approximately 19% less than the average cost of crude in fiscal 2001. Additionally, production of refined products was reduced by approximately 5% during the year ended July 31, 2002 as a result of two planned maintenance turnarounds at the Company's Navajo Refinery, the first in August 2001 and a second 29-day extended turnaround in November and December 2001. The Company's refined product margin per produced barrel for fiscal 2002 was $6.73 per barrel compared to $9.80 per barrel for fiscal 2002, a decrease of approximately 31%.

The Company's operating expenses were $4.1 million lower for fiscal 2002 compared to fiscal 2001 principally as a result of lower cost for utilities, principally purchased natural gas. Selling, general and administrative costs were $875,000 lower due to decreased costs associated with legal proceedings and decreased compensation expense.

Interest expense declined by $2.0 million during fiscal 2002 from fiscal 2001 primarily due to reduced interest costs as the Company has made required principal payments on term debt The reduction in interest expense was partially offset by a $1.0 million decrease in interest income for fiscal 2002 as compared to fiscal 2001, primarily due to lower interest rates on invested funds. The Company realized additional income of $2.5 million in fiscal 2002 from the Company's investments in joint ventures, primarily due to record performance by NK Asphalt Partners, an asphalt joint venture.

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

Favorably impacting earnings for fiscal 2001 was the realization of significant benefits from the cost reduction and production efficiency program announced in May 2000. The benefits realized in fiscal 2001 by the cost reduction initiatives somewhat mitigated the impact on the Company of increased utilities costs experienced by the Company and other petroleum refining and transportation companies during much of the year. Also contributing to income in fiscal 2001 was the Company's $4.3 million share of earnings in an asphalt joint venture formed in July 2000 with a subsidiary of Koch Industries, Inc., an increase in pipeline transportation income of $3.3 million, and lower net interest expense of $2.7 million due to higher levels of short-term investments in the current fiscal year. The Company's income in fiscal 2001 also included $1.1 million resulting from the settlement of certain contractual issues relating to the crude oil gathering system purchased in 1998, as compared to other income of $2.2 million in fiscal 2000 resulting from the termination of a long-term sulfur recovery agreement with a third party. General and administrative expenses increased in fiscal 2001 due to increased accrued compensation.

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

In December 2001, an agreement was reached among the Company, the EPA, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Consent Decree implementing this agreement requires investments by the Company expected to total between $15 million and $20 million over a number of years for the installation of certain state of the art pollution control equipment at the Company's New Mexico and Montana refineries. See Part I, Item 3, "Legal Proceedings" for additional information.

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

In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. This purchase gave the Company the ability to reconstruct the unit at the Navajo Refinery at an estimated savings of approximately $20.0 million as compared to the purchase cost of a new unit. During the last three years, the Company spent approximately $15.3 million on relocation, engineering and equipment fabrication related to the hydrotreater project. The remaining costs to complete the hydrotreater project and the expansion project are estimated to be approximately $35.6 million. The Company expects that the hydrotreater project will be completed by December 2003. The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently adopted EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. In fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will provide sufficient capacity to recover the additional extracted sulfur that will result from operation of the hydrotreater.

Contemporaneous with the hydrotreater project, Navajo will be making necessary modifications to several of the Artesia processing units for the first phase of Navajo's expansion, which will increase crude oil refining capacity from 60,000 BPD to an estimated 70,000 BPD. The first phase of the expansion is expected to be completed by December 2003. Additional air emission permits will be required to implement needed modifications at Navajo's Lovington, New Mexico refining facility which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility would also be completed by December 2003. The permits received by Navajo to date for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of Navajo's crude oil capacity from an estimated 70,000 BPD to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined. The total cost of the hydrotreater and expansion project to an estimated 70,000 BPD is expected to be approximately $56.0 million.

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

                                                           PAYMENTS DUE BY PERIOD
                                                ---------------------------------------------
                                                LESS THAN
      CONTRACTUAL OBLIGATIONS           TOTAL    1 YEAR    2-3 YEARS  4-5 YEARS  OVER 5 YEARS
      -----------------------          -------  ---------  ---------  ---------  ------------
                                                        (In thousands)
Long-term debt (stated maturities)..   $34,285   $ 8,571    $25,714    $     -     $     -
Operating leases....................   $29,020   $ 6,091    $11,976    $10,666     $   287

In July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt and manufacturing assets to NK Asphalt Partners. Effective January 2002, the Company sold a 1% equity interest to the other joint venture partner, thereby reducing the Company's interest from 50% to 49%. All asphalt produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement. The Company is required to make additional contributions to the joint venture of up to $3,250,000 for each of the next eight years contingent on the earnings level of the joint venture. The Company expects to finance such contributions from its share of cash flows of the joint venture. In the event that Holly fails to make the required contributions, Holly may lose its voting rights during such default and the other partner could cause the partnership to bring a proceeding to collect the unpaid contributions plus interest at the prime rate plus 2%.

As part of the Consent Decree filed December 2001 implementing an agreement reached among the Company, the EPA, the New Mexico Environment Department, and the Montana Department of Environmental Quality, the Company is required to make investments at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment expected to total between $15 million and $20 million over a period expected to end in 2009.

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

An additional potential source of pipeline transportation from Gulf Coast refineries to El Paso is the proposed Longhorn Pipeline. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. The owner of the Longhorn Pipeline, Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is a Delaware limited partnership that includes affiliates of ExxonMobil Pipeline Company, BP Pipeline (North America), Inc., Williams Pipe Line Company, and the Beacon Group Energy Investment Fund, L.P. and Chisholm Holdings as limited partners. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. A critical feature of this proposed petroleum products pipeline is that it would utilize, for approximately 450 miles (including areas overlying the environmentally sensitive Edwards Aquifer and Edwards-Trinity Aquifer and heavily populated areas in the southern part of Austin, Texas) an existing pipeline (previously owned by Exxon Pipeline Company) that was constructed in about 1950 for the shipment of crude oil from West Texas to the Houston area. At the date of this report, the Longhorn Pipeline has not begun operations. The Longhorn Pipeline did not operate in the period from late 1998 through July 2002 because of a federal court injunction in August 1998 and a settlement agreement in March 1999 entered into by Longhorn Partners, the United States Environmental Protection Agency ("EPA"), the Department of Transportation ("DOT"), and the other parties to the federal lawsuit that had resulted in the injunction and settlement. Additionally, the Longhorn Pipeline did not operate through July 2002 because it lacked valid easements from the Texas General Land Office for crossing certain stream and river beds and state-owned lands. Since July 2002 the Longhorn Pipeline has not been operating because Longhorn Partners has not completed certain agreed improvement projects and pre-start-up steps.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Consolidated Financial Statements

                                                                    Page
                                                                  Reference
                                                                  ---------
Report of Independent Auditors......................                  42

Consolidated Balance Sheet at July 31,
   2002 and 2001....................................                  43

Consolidated Statement of Income for the
   years ended July 31, 2002, 2001 and 2000.........                  44

Consolidated Statement of Cash Flows for
   the years ended July 31,
   2002, 2001 and 2000..............................                  45

Consolidated Statement of Stockholders' Equity
   for the years ended July 31, 2002, 2001
   and 2000.........................................                  46

Consolidated Statement of Comprehensive
   Income for the years ended
   July 31, 2002, 2001, and 2000....................                  47

Notes to Consolidated Financial
   Statements.......................................                  48

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

                                                       /s/ ERNST & YOUNG LLP

Dallas, Texas
September 19, 2002

                                HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                                                  JULY 31,
                                                                                      -------------------------------
                                                                                           2002              2001
                                                                                      --------------     ------------
                                                                                               (In thousands)
                ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................      $       71,630     $     65,840
   Accounts receivable (Notes 3 and 7)..........................................             135,395          146,074
   Inventories (Notes 4 and 7)..................................................              45,308           50,136
   Income taxes receivable......................................................               8,699            3,514
   Prepayments and other........................................................              17,812           18,566
                                                                                      --------------     ------------
        TOTAL CURRENT ASSETS....................................................             278,844          284,130
Properties, plants and equipment, net (Note 5)..................................             199,461          184,155
Investments in and advances to joint ventures (Note 6)..........................              15,732           16,303
Other assets....................................................................               8,269            5,841
                                                                                      --------------     ------------
        TOTAL ASSETS............................................................      $      502,306     $    490,429
                                                                                      ==============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable (Note 3)....................................................      $      185,058     $    181,182
   Accrued liabilities (Notes 10 and 13)........................................              25,342           31,985
   Income taxes payable.........................................................                   -            4,661
   Current maturities of long-term debt (Note 7)................................               8,571            8,571
                                                                                      --------------     ------------
        TOTAL CURRENT LIABILITIES...............................................             218,971          226,399
Deferred income taxes (Note 8)..................................................              29,065           28,010
Long-term debt, less current maturities (Note 7)................................              25,714           34,286
Commitments and contingencies (Notes 12 and 13)
STOCKHOLDERS' EQUITY (Notes 7 and 9)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued.............................................                   -                -
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,759,396 and 16,580,096 shares issued as of July 31, 2002 and 2001.......                 168              166
   Additional capital...........................................................              14,013           11,568
   Retained earnings............................................................             223,770          198,118
                                                                                      --------------     ------------
                                                                                             237,951          209,852
   Common stock held in treasury, at cost - 1,197,968 and 1,099,468 shares
     as of July 31, 2002 and 2001                                                             (9,395)          (7,793)
   Accumulated other comprehensive loss.........................................                   -             (325)
                                                                                      --------------     ------------
        TOTAL STOCKHOLDERS' EQUITY..............................................             228,556          201,734
                                                                                      --------------     ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................      $      502,306     $    490,429
                                                                                      ==============     ============

See accompanying notes.

                                HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                                 YEARS ENDED JULY 31,
                                                                                   ----------------------------------------------
                                                                                       2002              2001             2000
                                                                                   -----------        ----------       ----------
                                                                                       (In thousands, except per share data)
SALES AND OTHER REVENUES (Note 15).............................................    $   888,906        $1,142,130       $  965,946

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation,depletion and amortization).       698,245           871,321          800,663
   Operating expenses (exclusive of depreciation,depletion and amortization)....        96,289           100,410           88,550
   Selling, general and administrative expenses (exclusive of depreciation,
            depletion, and amortization)........................................        22,248            23,123           20,724
   Depreciation, depletion and amortization.....................................        27,699            27,327           27,496
   Exploration expenses, including dry holes....................................         1,379             2,042            1,729
   Voluntary early retirement costs (Note 10)...................................             -                 -            6,783
                                                                                   -----------        ----------       ----------
        TOTAL OPERATING COSTS AND EXPENSES......................................       845,860         1,024,223          945,945
                                                                                   -----------        ----------       ----------
INCOME FROM OPERATIONS..........................................................        43,046           117,907           20,001

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures.........................................         7,753             5,302            1,586
   Interest income..............................................................         1,528             2,513              761
   Interest expense (Note 7)....................................................        (2,953)           (4,980)          (5,914)
   Other income (Note 16).......................................................         1,522             1,153            2,200
                                                                                   -----------        ----------       ----------
                                                                                         7,850             3,988           (1,367)
                                                                                   -----------        ----------       ----------
INCOME BEFORE INCOME TAXES......................................................        50,896           121,895           18,634

Income tax provision (benefit) (Note 8)
   Current......................................................................        14,533            44,577           11,319
   Deferred.....................................................................         4,334             3,868           (4,130)
                                                                                   -----------        ----------       ----------
                                                                                        18,867            48,445            7,189
                                                                                   -----------        ----------       ----------
NET INCOME......................................................................   $    32,029        $   73,450       $   11,445
                                                                                   ===========        ==========       ==========

NET INCOME PER COMMON SHARE - BASIC.............................................   $      2.06        $     4.84       $     0.71
                                                                                   ===========        ==========       ==========

NET INCOME PER COMMON SHARE - DILUTED...........................................   $      2.01        $     4.77       $     0.71
                                                                                   ===========        ==========       ==========

CASH DIVIDENDS DECLARED PER COMMON SHARE........................................   $      0.41        $     0.37       $     0.34
                                                                                   ===========        ==========       ==========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic........................................................................        15,560            15,187           16,131
   Diluted......................................................................        15,971            15,387           16,131

See accompanying notes.

                                HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        YEARS ENDED JULY 31,
                                                                 -----------------------------------
                                                                    2002         2001         2000
                                                                 ----------   ----------   ----------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.................................................   $  32,029    $  73,450    $  11,445
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization...............      27,699       27,327       27,496
       Deferred income taxes..................................       4,334        3,868       (4,130)
       Equity in earnings of joint ventures...................      (7,753)      (5,302)      (1,586)
       Dry hole costs and leasehold impairment................         289          955          663
       (Increase) decrease in current assets
         Accounts receivable..................................      10,107       44,821      (66,464)
         Inventories..........................................       4,828        6,463       (2,603)
         Income taxes receivable..............................      (5,185)      (3,514)           -
         Prepayments and other................................      (4,186)        (378)          72
       Increase (decrease) in current liabilities
         Accounts payable.....................................       3,876      (42,688)      79,583
         Accrued liabilities..................................      (4,630)       6,967        8,268
         Income taxes payable.................................      (4,661)      (1,516)      (2,029)
       Turnaround expenditures................................     (13,931)      (4,820)      (3,289)
       Other, net.............................................        (969)           8         (622)
                                                                 ---------    ---------    ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.............      41,847      105,641       46,804

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt..................................      (8,572)     (13,738)     (13,746)
   Debt issuance costs........................................           -         (829)        (764)
   Issuance of common stock upon exercise of stock options....       2,447        5,515            -
   Purchase of treasury stock.................................      (1,602)           -       (7,224)
   Cash dividends.............................................      (6,377)      (5,625)      (5,493)
                                                                 ---------    ---------    ---------
        NET CASH USED FOR FINANCING ACTIVITIES................     (14,104)     (14,677)     (27,227)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment..............     (35,313)     (28,571)     (19,261)
   Investments and advances to joint ventures.................      (3,250)      (5,874)      (3,282)
   Distributions and repayments from joint ventures...........      11,650        5,693        2,400
   Proceeds from sale of marketable equity securities.........       4,500            -            -
   Other......................................................         460            -            -
                                                                 ---------    ---------    ---------
        NET CASH USED FOR INVESTING ACTIVITIES................     (21,953)     (28,752)     (20,143)
                                                                 ---------    ---------    ---------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE YEAR...........................       5,790       62,212         (566)
   Beginning of year..........................................      65,840        3,628        4,194
                                                                 ---------    ---------    ---------
   END OF YEAR................................................   $  71,630    $  65,840    $   3,628
                                                                 =========    =========    =========

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                                                   COMPREHENSIVE       TOTAL
                                 COMMON     ADDITIONAL   RETAINED      TREASURY       INCOME       STOCKHOLDERS'
                                  STOCK      CAPITAL     EARNINGS       STOCK         (LOSS)          EQUITY
                                ---------   ----------   ---------    ---------      ---------     ------------
                                                            (In thousands)
BALANCE AT JULY 31, 1999 ....   $      87   $   6,132    $ 124,341    $    (569)     $  (1,111)     $ 128,880
Net income ..................           -           -       11,445            -              -         11,445
Dividends paid ..............           -           -       (5,493)           -              -         (5,493)
Other comprehensive income ..           -           -            -            -          1,973          1,973
Purchase of treasury stock ..           -           -            -       (7,224)             -         (7,224)
                                ---------   ---------    ---------    ---------      ---------      ---------
BALANCE AT JULY 31, 2000 ....          87       6,132      130,293       (7,793)           862        129,581
Net income ..................           -           -       73,450            -              -         73,450
Dividends paid ..............           -           -       (5,625)           -              -         (5,625)
Other comprehensive loss ....           -           -            -            -         (1,187)        (1,187)
Issuance of common stock upon
  exercise of stock options .           1       5,514            -            -              -          5,515
Two-for-one stock split .....          78         (78)           -            -              -              -
                                ---------   ---------    ---------    ---------      ---------      ---------
BALANCE AT JULY 31, 2001 ....         166      11,568      198,118       (7,793)          (325)       201,734
Net income ..................           -           -       32,029            -              -         32,029
Dividends paid ..............           -           -       (6,377)           -              -         (6,377)
Other comprehensive income ..           -           -            -            -            325            325
Issuance of common stock upon
  exercise of stock options .           2       2,445            -            -              -          2,447
Purchase of treasury stock ..           -           -            -       (1,602)             -         (1,602)
                                ---------   ---------    ---------    ---------      ---------      ---------
BALANCE AT JULY 31, 2002 ....   $     168   $  14,013    $ 223,770    $  (9,395)     $       -      $ 228,556
                                =========   =========    =========    =========      =========      =========

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                   YEARS ENDED JULY 31,
                                                            --------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   --------
                                                                     (In thousands)
NET INCOME...............................................   $ 32,029    $ 73,450    $ 11,445
Other comprehensive income (loss)
  Unrealized income on securities available for sale.....          -          88       3,281
  Reclassification adjustment to net income on sale of
   equity securities.....................................     (1,522)          -           -
  Derivative instruments qualifying as cash flow
   hedging instruments
     Change in fair value of derivative instruments......     (1,188)     (2,669)          -
     Reclassification adjustment into net income.........      3,250         607           -
                                                            --------    --------    --------
  Total gain (loss) on cash flow hedges..................      2,062      (2,062)          -
                                                            --------    --------    --------
  Other comprehensive income (loss) before income taxes..        540      (1,974)      3,281
  Income tax provision (benefit).........................        215        (787)      1,308
                                                            --------    --------    --------
Other comprehensive income (loss)........................        325      (1,187)      1,973
                                                            --------    --------    --------
TOTAL COMPREHENSIVE INCOME...............................   $ 32,354    $ 72,263    $ 13,418
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

COST CLASSIFICATIONS: Costs of products sold include the cost of crude oil, other feedstocks, blendstocks and purchased finished products, inclusive of transportation costs. Operating expenses include direct costs of labor, maintenance materials and services, utilities, and other direct operating costs. Selling, general and administrative expenses include compensation, marketing expense, professional services and other support costs.

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: EARNINGS PER SHARE

Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. Income per share amounts reflect the two-for-one stock split in July 2001. In 2000 options to purchase 50,000 shares of common stock were not included in computing diluted income per share because their effects were antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income:

                                                     YEARS ENDED JULY 31,
                                            -------------------------------------
                                               2002          2001          2000
                                            ---------      ---------      -------
                                            (In thousands, except per share data)
Net income .............................    $  32,029      $  73,450      $11,445

Average number of shares of common
  stock outstanding ....................       15,560         15,187       16,131
Effect of dilutive stock options .......          411            200            -
                                            ---------      ---------      -------
Average number of shares of common
  stock outstanding assuming dilution ..       15,971         15,387       16,131
                                            =========      =========      =======

Income per share - basic ...............    $    2.06      $    4.84      $  0.71
                                            =========      =========      =======

Income per share - diluted .............    $    2.01      $    4.77      $  0.71
                                            =========      =========      =======

On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. During fiscal 2002, 98,500 shares were repurchased for approximately $1,602,000 or $16.26 per share. In fiscal 2003, an additional 63,500 shares were repurchased through September 19, 2002 for approximately $1,058,000 or $16.66 per share.

NOTE 3:  ACCOUNTS RECEIVABLE

                                                            JULY 31,
                                                 ----------------------------
                                                    2002              2001
                                                 -----------       ----------
                                                        (In thousands)
Product and transportation ..............        $    46,929       $   50,364
Crude oil resales........................             88,466           95,710
                                                 -----------       ----------
                                                 $   135,395       $  146,074
                                                 ===========       ==========

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  INVENTORIES

                                                          JULY 31,
                                                    -----------------
                                                     2002      2001
                                                    -------   -------
                                                     (In thousands)
Crude Oil .......................................   $ 5,431   $ 8,050
Other raw materials and unfinished products (1)..     5,706     3,671
Finished products (2) ...........................    23,983    28,323
Process chemicals (3) ...........................     3,986     4,161
Repairs and maintenance supplies and other ......     6,202     5,931
                                                    -------   -------
                                                    $45,308   $50,136
                                                    =======   =======

(1) Other raw materials and unfinished products include feedstocks and blendstocks, other than crude. The carrying value includes the cost of the raw material and transportation.

(2) Finished products include gasolines, jet fuels, diesels, asphalts, LPGs and residual fuels. The inventory carrying value includes the cost of raw materials including transportation and direct production costs.

(3) Process chemicals include catalysts, additives and other chemicals. The inventory carrying value includes the cost of the purchased chemicals and related freight.

The excess of current cost over the LIFO value of inventory was $30,148,000 at July 31, 2002 and $28,861,000 at July 31, 2001. The Company recognized $2,253,000 and $3,796,000 in income in 2002 and 2001 respectively resulting from liquidations of certain LIFO inventory quantities that were carried at lower costs as compared to current costs in 2002 and 2001.

NOTE 5:  PROPERTIES, PLANTS AND EQUIPMENT

                                                                JULY 31,
                                                         ----------------------
                                                           2002          2001
                                                         ---------    ---------
                                                             (In thousands)
Land, buildings and improvements .....................   $  15,082    $  14,101
Refining facilities ..................................     210,806      207,004
Pipelines and terminals ..............................     119,581      104,314
Transportation vehicles ..............................      16,595       10,898
Oil and gas exploration and development ..............      14,729       21,708
Other fixed assets ...................................       9,244        8,040
Construction in progress .............................      24,950       18,718
                                                         ---------    ---------
                                                           410,987      384,783
Accumulated depreciation, depletion and amortization..    (211,526)    (200,628)
                                                         ---------    ---------
                                                         $ 199,461    $ 184,155
                                                         =========    =========

During fiscal years ended July 31, 2002 and 2001, the Company capitalized $1,138,000 and $894,000 respectively of interest related to major construction projects.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In fiscal 2000, the Company entered into a joint venture to manufacture and market asphalt products from various terminals in Arizona and New Mexico. The Company currently has a 49% interest in the joint venture and accounts for earnings using the equity method. In fiscal 2000, the Company contributed cash of $2,182,000, inventories with a net book value of $928,000 and properties with a net book value of $4,311,000 for a 50% ownership interest in the joint venture. Effective January 2002, the Company sold 1% of its 50% equity interest to the other joint venture partner. The Company is required to make additional contributions to the joint venture of up to $3,250,000 for each of the next eight years contingent on the earnings level of the joint venture.

The Company's Navajo Refinery sells at market prices all of its produced asphalt to the NK Partners joint venture. Sales to the joint venture during the fiscal years ended July 31, 2002, 2001 and 2000 were $22.6 million, $25.3 million and $1.4 million, respectively.

NK Asphalt Partners Joint Venture (Unaudited):

                                      JULY 31,
                                 -----------------
                                   2002      2001
                                 -------   -------
                                  (In thousands)
Current assets...............    $24,631   $28,866
Other assets.................     13,263    14,468
                                 -------   -------
Total........................    $37,894   $43,334
                                 =======   =======

Current liabilities..........    $ 8,878   $13,969
Long-term liabilities........         51        75
Equity.......................     28,965    29,290
                                 -------   -------
Total........................    $37,894   $43,334
                                 =======   =======

Sales (net)..................    $86,596   $92,775
                                 =======   =======

Gross Profit.................    $22,618   $20,551
                                 =======   =======

Income from operations.......    $13,217   $ 9,264
                                 =======   =======

Net income before taxes......    $13,425   $ 9,184
                                 =======   =======

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  DEBT

                                                  JULY 31,
                                           --------------------
                                             2002        2001
                                           --------    --------
                                              (In thousands)
Senior Notes
  Series C .............................   $ 22,285    $ 27,857
  Series D .............................     12,000      15,000
                                           --------    --------
                                             34,285      42,857
Current maturities of long-term debt....     (8,571)     (8,571)
                                           --------    --------
                                           $ 25,714    $ 34,286
                                           ========    ========

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The average and maximum amounts outstanding and the effective average interest rate for borrowings under the Company's current and prior credit agreements were as follows:

                                                  YEARS ENDED JULY, 31
                                           ---------------------------------
                                            2002         2001         2000
                                           -------     --------     --------
                                                     (In thousands)
Average amount outstanding...........      $     -     $      -     $    784
Maximum balance......................      $     -     $      -     $ 11,000
Effective average interest rate......            -            -          9.5%

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

NOTE 8:  INCOME TAXES

The provision for income taxes is comprised of the following:

                                              YEARS ENDED JULY 31,
                                         -----------------------------
                                           2002     2001        2000
                                         -------   -------   ---------
                                                (In thousands)
Current
  Federal.............................   $12,317   $36,337   $ 9,166
  State...............................     2,216     8,240     2,153
Deferred
  Federal.............................     4,072     3,184    (3,302)
  State...............................       262       684      (828)
                                         -------   -------   -------
                                         $18,867   $48,445   $ 7,189
                                         =======   =======   =======

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

                                                                   YEARS ENDED JULY 31,
                                                            --------------------------------
                                                              2002        2001        2000
                                                            --------    --------    --------
                                                                     (In thousands)
Tax computed at statutory rate .....................        $ 17,814    $ 42,663    $  6,522
State income taxes, net of federal tax benefit......           1,985       5,942         908
Other ..............................................            (932)       (160)       (241)
                                                            --------    --------    --------
                                                            $ 18,867    $ 48,445    $  7,189
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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                JULY 31, 2002
                                                       ---------------------------------
                                                        ASSETS    LIABILITIES    TOTAL
                                                       --------   -----------   --------
                                                                (In thousands)
Deferred taxes
  Accrued employee benefits ........................   $  2,016    $   (755)     $  1,261
  Accrued postretirement benefits ..................      1,820           -         1,820
  Inventory valuation reserve ......................        712           -           712
  Deferred turnaround costs ........................          -      (2,828)       (2,828)
  Pipeline lease ...................................        746           -           746
  Prepayments and other ............................        550      (2,311)       (1,761)
                                                       --------   ---------      --------
Total current ......................................      5,844      (5,894)          (50)
  Properties, plants and equipment (due primarily to
    tax in excess of book depreciation) ............          -     (25,563)      (25,563)
  Deferred turnaround costs ........................          -      (2,504)       (2,504)
  Investments in joint ventures ....................          -      (1,638)       (1,638)
  Other ............................................      1,282        (642)          640
                                                       --------   ---------      --------
Total noncurrent ...................................      1,282     (30,347)      (29,065)
                                                       --------   ---------      --------
Total ..............................................   $  7,126    $(36,241)     $(29,115)
                                                       ========   =========      ========

                                                                JULY 31, 2001
                                                       ---------------------------------
                                                        ASSETS    LIABILITIES    TOTAL
                                                       --------   -----------   --------
                                                                (In thousands)
Deferred taxes
  Accrued employee benefits ........................   $  2,262    $      -   $  2,262
  Accrued postretirement benefits ..................      1,965           -      1,965
  Inventory valuation reserve ......................        936           -        936
  Deferred turnaround costs ........................          -      (1,710)    (1,710)
  Pipeline lease ...................................        920           -        920
  Investments in equity securities .................          -        (607)      (607)
  Prepayments and other ............................      1,549      (1,870)      (321)
                                                       --------    --------   --------
Total current ......................................      7,632      (4,187)     3,445
  Properties, plants and equipment (due primarily to
    tax in excess of book depreciation) ............          -     (24,978)   (24,978)
  Deferred oil and gas costs .......................        813           -        813
  Deferred turnaround costs ........................          -      (1,347)    (1,347)
  Investments in joint ventures ....................        140      (1,947)    (1,807)
  Other ............................................        489      (1,180)      (691)
                                                       --------    --------   --------
Total noncurrent ...................................      1,442     (29,452)   (28,010)
                                                       --------    --------   --------
Total ..............................................   $  9,074    $(33,639)  $(24,565)
                                                       ========    ========   ========

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

The following summarizes stock option transactions:

                                                 WEIGHTED
                                                 AVERAGE
                                                 EXERCISE
                                    SHARES        PRICE
                                  ----------    ---------
Balance at July 31, 1999 ......      680,000    $   13.38
Granted .......................      790,000         6.95
Forfeited .....................     (104,000)        9.08
                                  ----------    ---------
Balance at July 31, 2000 ......    1,366,000         9.99
Granted .......................      642,000        11.05
Forfeited .....................       (6,000)       13.38
Exercised .....................     (379,000)       11.57
                                  ----------    ---------
Balance at July 31, 2001 ......    1,623,000        10.02
Granted .......................       50,000        19.80
Forfeited .....................            -            -
Exercised .....................     (179,300)       11.11
                                  ----------    ---------
Balance at July 31, 2002 ......    1,493,700    $   10.22
                                  ==========    =========

Options exercisable at July 31,
  2002 ........................      513,700    $   11.12
  2001 ........................      315,000    $   11.96
  2000 ........................      390,000    $   13.38

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information about stock options outstanding at July 31, 2002:

                                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                               ------------------------------------------       --------------------------
                                                                WEIGHTED
                                                                 AVERAGE        WEIGHTED                          WEIGHTED
                                                                REMAINING       AVERAGE                           AVERAGE
                                                  NUMBER       CONTRACTUAL      EXERCISE          NUMBER          EXERCISE
         RANGE OF EXERCISE PRICE               OUTSTANDING      LIFE (YRS)       PRICE          EXERCISABLE        PRICE
         -----------------------               ------------    -----------     ----------       -----------      ---------
$5.06 - $8.63............................           690,400           7.38     $     7.11           165,200      $    7.04
$11.90 - $13.38..........................           753,300           7.52          12.43           348,500          13.06
$19.80...................................            50,000           9.41          19.80                 -              -
                                               ------------    -----------     ----------       -----------      ---------
$5.06 - $19.80...........................         1,493,700           7.52     $    10.22           513,700      $   11.12
                                               ============    ===========     ==========       ===========      =========

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

                                                                      YEARS ENDED JULY 31,
                                                                  ---------------------------
                                                                   2002       2001      2000
                                                                  -------   -------   -------
Risk-free interest rates ...................................         4.8%      4.9%      6.0%
Dividend yield .............................................         3.0%      3.0%      3.0%
Expected common stock market price voliatility factor.......        49.6%     32.0%     27.0%
Weighted-average expected life of options ..................      6 years   6 years   6 years

The pro-forma effect of these options on net income and basic and diluted income per share is as follows:

                                                                      YEARS ENDED JULY 31,
                                                               -------------------------------
                                                                 2002       2001        2000
                                                               -------    --------    --------
                                                              (In thousands, except share data)
Net income
  As reported ..............................................   $32,029    $ 73,450    $ 11,445
  Pro forma ................................................   $31,564    $ 72,859    $ 11,001
Net income per share - basic
  As reported ..............................................   $  2.06    $   4.84    $   0.71
  Pro forma ................................................   $  2.03    $   4.80    $   0.68
Net income per share - diluted
  As reported ..............................................   $  2.01    $   4.77    $   0.71
  Pro forma ................................................   $  1.98    $   4.74    $   0.68

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the changes in the benefit obligation and plan assets of the Company's retirement plan for the years ended July 31, 2002 and 2001:

                                                                 JULY 31,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
                                                             (In thousands)
Change in plan's benefit obligation
  Pension plan's benefit obligation - beginning of year   $ 33,402    $ 38,346
  Service cost.........................................      1,458       1,297
  Interest cost........................................      2,448       2,558
  Benefits paid........................................     (2,785)     (4,529)
  Early retirement lump sum cash settlements...........          -     (10,013)
  Actuarial (gain) loss................................      2,361       5,743
  Plan amendments......................................      3,904           -
                                                          --------    --------
  Pension plan's benefit obligation - end of year......     40,788      33,402

Change in pension plan assets
  Fair value of plan assets - beginning of year........     25,451      34,269
  Actual return (loss) on plan assets..................     (3,140)      3,983
  Benefits paid........................................     (2,785)     (4,529)
  Early retirement lump sum cash settlements...........          -     (10,013)
  Employer contributions...............................      4,500       1,741
                                                          --------    --------
  Fair value of plan assets - end of year..............     24,026      25,451

Reconciliation of funded status
  Under-funded balance.................................    (16,762)     (7,951)
  Unrecognized prior service cost......................      3,904           -
  Unrecognized net loss (gain).........................     10,298       2,593
                                                          --------    --------
  Accrued pension liability (net amount recognized)....   $ (2,560)   $ (5,358)
                                                          ========    ========

Amounts recognized in consolidated balance sheet
  Intangible asset.....................................   $  3,386    $      -
  Accrued pension liability............................     (5,946)     (5,358)
                                                          --------    --------
  Accrued pension liability (net amount recognized)....   $ (2,560)   $ (5,358)
                                                          ========    ========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic pension expense consisted of the following components:

                                                                         YEARS ENDED JULY 31,
                                                                   -----------------------------
                                                                     2002       2001      2000
                                                                   --------   --------  --------
                                                                            (In thousands)
Service cost - benefit earned during the year..................    $  1,458   $  1,297  $  1,544
Interest cost on projected benefit obligations.................       2,448      2,558     2,469
Expected return on plan assets.................................      (2,203)    (2,321)   (3,377)
Recognized actuarial gain......................................           -          -      (265)
Amortization of transition asset...............................           -       (115)     (213)
                                                                   --------   --------  --------
Net periodic pension expense...................................    $  1,703   $  1,419  $    158
                                                                   ========   ========  ========

The principal actuarial assumptions as of July 31 were:

                                                         YEARS ENDED JULY 31,
                                                         -------------------
                                                         2002   2001   2000
                                                         ----   ----   ----
Discount rate.....................................       7.25%  7.50%  7.75%
Rate of future compensation increases.............       5.00%  5.00%  5.00%
Expected long-term rate of return on assets.......       8.50%  8.50%  8.50%

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        TOTAL FOR
                                                          PIPELINE      REPORTABLE  CORPORATE   CONSOLIDATED
                                            REFINING   TRANSPORTATION    SEGMENTS    & OTHER        TOTAL
                                          -----------  --------------  -----------  ---------   ------------
                                                                     (In thousands)
YEAR ENDED JULY 31, 2002
 Sales and other revenues...............  $   868,730     $ 18,588     $   887,318  $   1,588   $   888,906
 Depreciation and amortization..........  $    24,789     $  1,394     $    26,183  $   1,516   $    27,699
 Income (loss) from operations..........  $    42,725     $ 10,621     $    53,346  $ (10,300)  $    43,046
 Income (loss) before income taxes......  $    48,597     $ 12,220     $    60,817  $  (9,921)  $    50,896
 Total assets...........................  $   391,635     $ 22,109     $   413,744  $  88,562   $   502,306

YEAR ENDED JULY 31, 2001
 Sales and other revenues...............  $ 1,120,248     $ 18,454     $ 1,138,702  $   3,428   $ 1,142,130
 Depreciation and amortization..........  $    24,818     $  1,487     $    26,305  $   1,022   $    27,327
 Income (loss) from operations..........  $   116,218     $ 10,243     $   126,461  $  (8,554)  $   117,907
 Income (loss) before income taxes......  $   119,563     $ 12,551     $   132,114  $ (10,219)  $   121,895
 Total assets...........................  $   384,844     $ 22,516     $   407,360  $  83,069   $   490,429

YEAR ENDED JULY 31, 2000
 Sales and other revenues...............  $   947,317     $ 14,861     $   962,178  $   3,768   $   965,946
 Depreciation and amortization..........  $    24,542     $  1,251     $    25,793  $   1,703   $    27,496
 Income (loss) from operations..........  $    25,480     $  7,859     $    33,339  $ (13,338)  $    20,001
 Income (loss) before income taxes......  $    27,487     $  9,210     $    36,697  $ (18,063)  $    18,634
 Total assets...........................  $   426,394     $ 20,941     $   447,335  $  17,027   $   464,362

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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: QUARTERLY INFORMATION (UNAUDITED)

                                                FIRST      SECOND      THIRD     FOURTH
                                               QUARTER    QUARTER     QUARTER    QUARTER      YEAR
                                              ---------  ---------   ---------  ---------  -----------
                                                       (In Thousands, Except Share Data)
YEAR ENDED JULY 31, 2002
  Sales and other revenues................    $ 257,947  $ 166,754   $ 210,327  $ 253,878  $   888,906
  Operating costs and expenses............    $ 228,890  $ 169,473   $ 201,685  $ 245,812  $   845,860
  Income (loss) from operations...........    $  29,057  $  (2,719)  $   8,642  $   8,066  $    43,046
  Income (loss) before income taxes.......    $  33,069  $    (792)  $   9,808  $   8,811  $    50,896
  Net income (loss).......................    $  20,222  $    (485)  $   6,199  $   6,093  $    32,029
  Net income (loss) per common
    share - basic.........................    $    1.30  $   (0.03)  $    0.40  $    0.39  $      2.06
  Net income (loss) per common
    share - diluted.......................    $    1.27  $   (0.03)  $    0.39  $    0.38  $      2.01
  Dividends per common share..............    $    0.10  $    0.10   $    0.10  $    0.11  $      0.41
  Average number of shares of
    common stock outstanding
      Basic...............................       15,508     15,559      15,581     15,593       15,560
      Diluted.............................       15,944     15,996      16,016     15,947       15,971

YEAR ENDED JULY 31, 2001
  Sales and other revenues................    $ 325,963  $ 283,140   $ 268,190  $ 264,837  $ 1,142,130
  Operating costs and expenses............    $ 292,376  $ 262,764   $ 233,796  $ 235,287  $ 1,024,223
  Income from operations..................    $  33,587  $  20,376   $  34,394  $  29,550  $   117,907
  Income before income taxes..............    $  33,794  $  20,765   $  34,585  $  32,751  $   121,895
  Net income..............................    $  20,412  $  12,542   $  20,889  $  19,607  $    73,450
  Net income per common
    share - basic.........................    $    1.35  $    0.83   $    1.38  $    1.27  $      4.84
  Net income per common
    share - diluted.......................    $    1.35  $    0.83   $    1.36  $    1.24  $      4.77
  Dividends per common share..............    $    0.09  $    0.09   $    0.09  $    0.10  $      0.37
  Average number of shares of
    common stock outstanding
      Basic...............................       15,102     15,102      15,124     15,418       15,187
      Diluted.............................       15,102     15,102      15,333     15,829       15,387

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreement with, its independent certified public accountants on matters involving accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information about each director of the Company, including principal occupations for at least five years. Offices with the Company have been held for at least five years, unless otherwise indicated. Membership on certain committees of the Board of Directors is indicated by (A) for Audit Committee, by (C) for Compensation Committee, by (P) for Public Policy Committee and by (E) for Executive Committee:

Matthew P. Clifton, 51, a director since 1995, has been with the Company in various positions for over twenty years and has been President of the Company since 1995. (E)

W. John Glancy, 60, a director from 1975 to 1995 and since September 1999, is Senior Vice President, General Counsel and Secretary of the Company. From December 1998 to September 1999, he was Senior Vice President, Legal of the Company and he has held the office of Secretary since April 1999. From 1997 through March 1999, he practiced law in the Law Offices of W. John Glancy in Dallas, Texas. (E)

William J. Gray, 61, a director since September 1996, was a consultant to the Company from October 1999 through September 2001. From 1981 until October 1999, Mr. Gray was Senior Vice President, Marketing and Supply of the Company. (P)

Marcus R. Hickerson, 76, a director since 1960, was a consultant to Centex Development Company, a full-service real estate company, from 1987 to 1999 and has been President of Waxahachie Community Development Corporation, a city-owned corporation operating and maintaining a civic center and recreational complex in Waxahachie, Texas, since October 1999. (A)(C)(P)

Thomas K. Matthews, II, 76, a director since 1978, has been a private financial consultant since 1989.

Robert G. McKenzie, 64, a director since 1992, has been a private consultant since August 1999. From January 1990 to August 1999, he was Executive Vice President and Chief Operating Officer of Brown Brothers Harriman Trust Company of Texas, a company that provides corporate and individual trust services.
(A)(C)(P)

Lamar Norsworthy, 56, a director since 1967, is Chairman of the Board and Chief Executive Officer of the Company. Mr. Norsworthy is also a director of Cooper Cameron Corporation, a petroleum and industrial equipment company. (E)

Jack P. Reid, 66, a director since 1977, was a consultant to the Company on engineering and operational matters from August 1999 through March 2003. From 1976 until August 1999, Mr. Reid was Executive Vice President, Refining, of the Company. (E)(P)

Paul T. Stoffel, 68, a director since 2001, has since 1986 been Chairman of Triple S Capital Corp. and of Paul Stoffel Investments, both of which are engaged in public and private equity investments. Mr. Stoffel is also a director of Centex Corporation, a nationwide home building and mortgage banking company.
(A)

All other required information regarding the directors of the Company is incorporated herein by this reference to information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in December 2002 which will be filed within 120 days of July 31, 2002 (the "Proxy Statement").

The required information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by this reference to information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

The required information regarding the executive officers of the Company is included herein in Part I, Item 4.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                    ANNUAL COMPENSATION (1)
                                                               ---------------------------------
                                                                                      LONG-TERM        ALL
                       NAME AND                                                     COMPENSATION      OTHER
                       PRINCIPAL                       FISCAL                          AWARDS     COMPENSATION
                       POSITION                         YEAR    SALARY     BONUS     OPTIONS (#)       (2)
-----------------------------------------------------  ------  --------  ---------  ------------  ------------
Lamar Norsworthy.....................................   2002   $510,000  $ 280,500       --        $ 14,511
            Chairman of the Board and                   2001   $490,576  $ 765,000  120,000 (3)    $  6,994
            Chief Executive Officer                     2000   $471,668  $ 131,000  200,000 (4)    $ 19,853
Matthew P. Clifton...................................   2002   $422,004  $ 198,342       --        $  7,499
            President                                   2001   $405,600  $ 632,000  106,000 (5)    $  7,311
                                                        2000   $390,000  $ 109,000   80,000 (6)    $  7,311
W. John Glancy.......................................   2002   $221,004  $  87,518       --        $  6,634
            Senior Vice President, General              2001   $210,160  $ 211,000   56,000 (7)    $  8,406
            Counsel and Secretary                       2000   $203,680  $  70,000   50,000 (8)    $  2,787
            Stephen J. McDonnell.....................   2002   $207,800  $  62,500       --        $  7,979
            Vice President and                          2001   $193,302  $ 100,000   60,000 (9)    $     --
            Chief Financial Officer
John A. Knorr........................................   2002   $176,640  $  50,000       --        $  6,911
            Vice President, Crude Oil                   2001   $168,340  $  95,000   24,000 (10)   $  6,853
            Supply and Trading                          2000   $161,370  $  38,000   40,000 (11)   $  6,720

----------
(1) Any perquisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the SEC (the lesser of $50,000 or 10% of the individual's total annual salary and bonus).

(2)      All Other Compensation - details for fiscal 2002:

                                DIVIDENDS  COMPANY
                                   ON      MATCHING
                                 PHANTOM    THRIFT
            NAME                 SHARES      PLAN    OTHER   TOTAL
------------------------------  ---------  --------  -----  --------
Lamar Norsworthy..............   $ 8,111    $6,400     --   $ 14,511
Matthew P. Clifton............   $ 1,099    $6,400     --   $  7,499
W. John Glancy................   $    --    $6,634     --   $  6,634
Stephen J. McDonnell..........   $    --    $7,979     --   $  7,979
John A. Knorr.................   $   319    $6,592     --   $  6,911

(3) Options expire on March 9, 2011 and have an exercise price of $11.90 per share.


(4) Options expire on September 24, 2009 and have an exercise price of $7.00 per share.

(5) Options to purchase 80,000 shares of the Company's common stock expire on September 24, 2009 and have an exercise price of $7.00 per share. Options to purchase 26,000 shares of Company common stock expire on December 20, 2010 and have an exercise price of $8.625 per share.

(6) Options expire on March 9, 2011 and have an exercise price of $11.90 per share.

(7) Options to purchase 16,000 shares of the Company's common stock expire on December 20, 2010 and have an exercise price of $8.625 per share. Options to purchase 40,000 shares of the Company's common stock expire on March 9, 2011 and have an exercise price of $11.90 per share.

(8) Options expire on September 24, 2009 and have an exercise price of $7.00 per share.

(9) Options to purchase 40,000 shares of the Company's common stock expire on August 14, 2010 and have an exercise price of $6.09375 per share. Options to purchase 20,000 shares of the Company's common stock expire on March 9, 2011 and have an exercise price of $11.90 per share.

(10) Options to purchase 4,000 shares of the Company's common stock expire on December 20, 2010 and have an exercise price of $8.625 per share. Options to purchase 20,000 shares of the Company's common stock expire on March 9, 2011 and have an exercise price of $11.90 per share.

(11) Options expire on September 24, 2009 and have an exercise price of $7.00 per share.

All other information regarding executive compensation is incorporated herein by this reference to information set forth under the captions "Executive Compensation and Other Information" and "Compensation Committee Report on Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of July 31, 2002.

            Equity Compensation Plan Information as of July 31, 2002

                                             Number of
                                            Securities                              Number of securities remaining
                                         to be issued upon      Weighted average     available for future issuance
                                            exercise of        exercise price of    under equity compensation plans
                                        outstanding options,  outstanding options,  (excluding securities reflected
         Plan Category                  warrants and rights   warrants and rights          in the first column)
         -------------                  -------------------   -------------------   --------------------------------
Equity compensation plans
approved by security holders..........        1,493,700             $ 10.22                    944,000

Equity compensation plans not
approved by security holders..........              N/A                 N/A                      N/A
                                              ---------             -------                    -------
                                              1,493,700             $ 10.22                    944,000
                                              =========             =======                    =======

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

  (1) Index to Consolidated Financial Statements

                                                          Page in
                                                                Form 10-K/A
                                                                -----------
  Report of Independent Auditors.......................              42

  Consolidated Balance Sheet at
    July 31, 2002 and 2001.............................              43
  Consolidated Statement of Income for
    the years ended July 31, 2002,
    2001, and 2000.....................................              44
  Consolidated Statement of Cash Flows
    for the years ended July 31, 2002,
    2001, and 2000 ....................................              45
  Consolidated Statement of Stockholders'
    Equity for the years ended July 31,
    2002, 2001 and 2000................................              46
  Consolidated Statement of Comprehensive
    Income for the years ended July 31,
    2002, 2001 and 2000................................              47
  Notes to Consolidated Financial
    Statements.........................................              48

  (2) Index to Consolidated Financial Statement Schedules

    All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

  (3) Exhibits

    See Index to Exhibits on pages 76 to 78.

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

                                         HOLLY CORPORATION
                                         (Registrant)


                                           /s/ STEPHEN J. MCDONNELL
                                           -------------------------------------
                                           Stephen J. McDonnell
                                           Vice President and Chief Financial
                                           Officer

                                           /s/ KATHRYN H. WALKER
                                           -------------------------------------
                                           Kathryn H. Walker
                                           Vice President, Accounting (Principal
                                           Accounting Officer)

Date: September 8, 2003

                                  CERTIFICATION

I, Lamar Norsworthy, Chairman of the Board and Chief Executive Officer of Holly Corporation, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Holly Corporation;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 8, 2003
                                                  /s/ LAMAR NORSWORTHY
                                                  ----------------------------
                                                  Lamar Norsworthy
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                  CERTIFICATION

I, Stephen J. McDonnell, Vice President and Chief Financial Officer of Holly Corporation, certify that:

1. I have reviewed this annual report on Form 10-K/A of Holly Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 8, 2003

                                                     /s/ STEPHEN J. MCDONNELL
                                                     ---------------------------
                                                     Stephen J. McDonnell
                                                     Vice President and Chief
                                                     Financial Officer

                                HOLLY CORPORATION

                                INDEX TO EXHIBITS

            (Exhibits are numbered to correspond to the exhibit table
                         in Item 601 of Regulation S-K)

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
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

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
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

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
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

 10.19*           Holly Corporation-Supplemental Payment Agreement for 2001
                  Service as Director

 10.20*           Holly Corporation-Supplemental Payment Agreement for 2002
                  Service as Director

 10.21            Amendment No. 5 dated May 6, 2002, of Amended and Restated
                  Credit Agreement dated as of April 14, 2000.

 10.22            Amendment No. 6 dated August 8, 2002, of Amended and Restated
                  Credit Agreement dated as of April 14, 2000.

 21.1             Subsidiaries of Registrant

 23.1             Consent of Independent Auditors

 99.1             Certification of Chief Executive Officer

 99.2             Certification of Chief Financial Officer

   * Constitute management contracts or compensatory plans or arrangements.