Form 10-Q/A
period 2002-10-31
HOLLY CORP
filed 2003-09-09
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  _________________  to  ___________________

Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                      75-1056913
---------------------------------                   ------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       (Identification No.)

   100 Crescent Court, Suite 1600
              Dallas, Texas                                      75201-6927
----------------------------------------                       --------------
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

                                HOLLY CORPORATION
                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.    FINANCIAL INFORMATION

  Forward-Looking Statements                                                     3

  Item 1.  Financial Statements

           Consolidated Balance Sheet - (Unaudited)
           October 31, 2002 and July 31, 2002                                    4

           Consolidated Statement of Income (Unaudited) -
           Three Months Ended October 31, 2002 and 2001                          5

           Consolidated Statement of Cash Flows (Unaudited) -
           Three Months Ended October 31, 2002 and 2001                          6

           Consolidated Statement of Comprehensive Income (Unaudited) -
           Three Months Ended October 31, 2002 and 2001                          7

           Notes to Consolidated Financial Statements (Unaudited)                8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  14

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                                    26

  Item 4.  Controls and Procedures                                              26


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                    27

  Item 4.  Submission of Matters to a Vote of Security Holders                  29

  Item 6.  Exhibits and Reports on Form 8-K                                     30

Signatures                                                                      31

Certifications                                                                  32

         Holly Corporation is filing this amendment to its Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2002, originally filed on December 12, 2002, in response to comments received from the Securities and Exchange Commission. This amendment to the original Form 10-Q amends and restates the original Form 10-Q. Holly Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the period reports filed subsequent to the original filing date with the Securities and Exchange Commission.

                                     PART I

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q/A contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q/A, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") regarding the Company's financial position and results of operations in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and those in Item 1 "Legal Proceedings" in Part II, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the possibility of terrorist attacks and the consequences of any such attacks, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-Q/A, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Form 10-Q/A, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q/A that are referred to above. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2002 and in conjunction with the discussion in this Form 10-Q/A in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Quarterly Report on Form 10-Q/A and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                          OCTOBER 31,          JULY 31,
                                                                                             2002                2002
                                                                                          -----------        ------------
                                                                                                  (In thousands)
                ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..........................................................   $    66,995        $     71,630

   Accounts receivable:      Product ..................................................        52,733              46,929
                             Crude oil resales ........................................        92,113              88,466
                                                                                          -----------        ------------
                                                                                              144,846             135,395

   Inventories:              Crude oil and refined products ...........................        45,578              35,120
                             Materials and supplies ...................................        10,081              10,188
                                                                                          -----------        ------------
                                                                                               55,659              45,308
   Income taxes receivable ............................................................             -               8,699
   Prepayments and other ..............................................................        17,403              17,812
                                                                                          -----------        ------------
        TOTAL CURRENT ASSETS                                                                  284,903             278,844

Properties, plants and equipment, at cost .............................................       420,093             410,987
Less accumulated depreciation, depletion and amortization .............................      (216,650)           (211,526)
                                                                                          -----------        ------------
                                                                                              203,443             199,461
Investments in and advances to joint ventures .........................................        17,227              15,732
Other assets:                Prepaid transportation ...................................        25,000                   -
                             Other, net ...............................................         6,662               8,269
                                                                                          -----------        ------------
                                                                                               31,662               8,269
                                                                                          -----------        ------------
        TOTAL ASSETS ..................................................................   $   537,235        $    502,306
                                                                                          ===========        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ...................................................................   $   192,414        $    185,058
   Accrued liabilities ................................................................        23,945              25,342
   Prepaid transportation liability ...................................................        25,000                   -
   Income taxes payable ...............................................................         2,099                   -
   Current maturities of long-term debt ...............................................         8,571               8,571
                                                                                          -----------        ------------
        TOTAL CURRENT LIABILITIES .....................................................       252,029             218,971
Deferred income taxes .................................................................        28,731              29,065
Long-term debt, less current maturities ...............................................        25,714              25,714
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued ........             -                   -
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,806,396 and 16,759,396 shares issued as of October 31, 2002 and July 31, 2002..           168                 168
   Additional capital .................................................................        14,623              14,013
   Retained earnings ..................................................................       227,310             223,770
                                                                                          -----------        ------------
                                                                                              242,101             237,951
   Common stock held in treasury, at cost -
     1,313,968 and 1,197,968 shares as of October 31, 2002 and July 31, 2002 ..........       (11,340)             (9,395)
                                                                                          -----------        ------------
        TOTAL STOCKHOLDERS' EQUITY ....................................................       230,761             228,556
                                                                                          -----------        ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................   $   537,235        $    502,306
                                                                                          ===========        ============

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                                                THREE MONTHS ENDED
                                                                                                    OCTOBER 31,
                                                                                      ------------------------------------
                                                                                          2002                     2001
                                                                                      ------------              ----------
                                                                                      (In thousands, except per share data)
SALES AND OTHER REVENUES ...........................................................   $   275,658              $  257,947

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation, depletion and amortization ) ..       231,959                 191,984
   Operating expenses (exclusive of depreciation, depletion and amortization ) .....        24,140                  24,746
   Selling, general and administrative expenses (exclusive of depreciation,
     depletion, and amortization) ..................................................         5,203                   5,430
   Depreciation, depletion and amortization ........................................         7,196                   6,431
   Exploration expenses, including dry holes .......................................           217                     299
                                                                                       -----------              ----------
        TOTAL OPERATING COSTS AND EXPENSES .........................................       268,715                 228,890
                                                                                       -----------              ----------
INCOME FROM OPERATIONS .............................................................         6,943                  29,057

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ............................................         1,983                   2,748
   Interest income .................................................................           274                     682
   Interest expense ................................................................          (694)                   (940)
   Gain on sale of equity securities ...............................................             -                   1,522
                                                                                       -----------              ----------
                                                                                             1,563                   4,012
                                                                                       -----------              ----------
INCOME BEFORE INCOME TAXES .........................................................         8,506                  33,069

Income tax provision (benefit)
   Current .........................................................................         3,593                  12,697
   Deferred ........................................................................          (334)                    150
                                                                                       -----------              ----------
                                                                                             3,259                  12,847
                                                                                       -----------              ----------
NET INCOME .........................................................................   $     5,247              $   20,222
                                                                                       ===========              ==========

NET INCOME PER COMMON SHARE - BASIC ................................................   $      0.34              $     1.30
                                                                                       ===========              ==========

NET INCOME PER COMMON SHARE - DILUTED ..............................................   $      0.33              $     1.27
                                                                                       ===========              ==========

CASH DIVIDENDS DECLARED PER COMMON SHARE ...........................................   $      0.11              $     0.10
                                                                                       ===========              ==========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ...........................................................................        15,522                  15,508
   Diluted .........................................................................        15,877                  15,944

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                            THREE MONTHS ENDED
                                                                                OCTOBER 31,
                                                                     -------------------------------
                                                                          2002                2001
                                                                     -----------          ----------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..................................................     $     5,247          $   20,222
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ................           7,196               6,431
       Deferred income taxes ...................................            (334)                150
       Equity in earnings of joint ventures ....................          (1,982)             (2,748)
       (Increase) decrease in current assets
         Accounts receivable ...................................          (9,451)             38,206
         Inventories ...........................................         (10,351)             (9,868)
         Income taxes receivable ...............................           8,699               3,514
         Prepayments and other .................................             409                  81
       Increase (decrease) in current liabilities
         Accounts payable ......................................           7,356             (34,156)
         Accrued liabilities ...................................          (1,923)               (214)
         Income taxes payable ..................................           2,099               6,050
       Turnaround expenditures .................................             (33)             (1,840)
       Other, net ..............................................             201              (1,424)
                                                                     -----------          ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ..............           7,133              24,404

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt issuance costs .........................................            (635)                  -
   Issuance of common stock upon exercise of options ...........             610                 659
   Purchase of treasury stock ..................................          (1,945)                (92)
   Cash dividends ..............................................          (1,708)             (1,550)
                                                                     -----------          ----------
        NET CASH USED FOR FINANCING ACTIVITIES .................          (3,678)               (983)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ...............          (8,577)             (6,384)
   Distributions from joint ventures ...........................             487               1,150
   Proceeds from sale of marketable equity securities ..........               -               4,500
                                                                     -----------          ----------
        NET CASH USED FOR INVESTING ACTIVITIES .................          (8,090)               (734)
                                                                     -----------          ----------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE PERIOD ..........................          (4,635)             22,687
   Beginning of year ...........................................          71,630              65,840
                                                                     -----------          ----------
   END OF PERIOD ...............................................     $    66,995          $   88,527
                                                                     ===========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ...............................................     $       220          $      242
        Income taxes ...........................................     $       130          $    2,958

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                                      THREE MONTHS ENDED
                                                                                          OCTOBER 31,
                                                                                -------------------------------
                                                                                    2002                2001
                                                                                ----------          -----------
                                                                                        (In thousands)
NET INCOME .................................................................    $    5,247          $    20,222
Other comprehensive income (loss)
   Reclassification adjustment to net income on sale of equity securities ..             -               (1,522)
   Derivative instruments qualifying as cash flow hedging instruments
      Change in fair value of derivative instruments .......................             -                 (802)
      Reclassification adjustment into net income ..........................             -                1,084
                                                                                ----------          -----------
   Total income on cash flow hedges ........................................             -                  282
                                                                                ----------          -----------
   Other comprehensive income before income taxes ..........................             -               (1,240)
   Income tax benefit ......................................................             -                 (495)
                                                                                ----------          -----------
Other comprehensive loss ...................................................             -                 (745)
                                                                                ----------          -----------
TOTAL COMPREHENSIVE INCOME .................................................    $    5,247          $    19,477
                                                                                ==========          ===========

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

         Certain notes and other information have been condensed or omitted, therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2002.

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

                                HOLLY CORPORATION

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

                                                                              THREE MONTHS ENDED
                                                                                  OCTOBER 31,
                                                                     ------------------------------------
                                                                          2002                  2001
                                                                     -------------          -------------
                                                                     (In thousands, except per share data)
Net income ..................................................        $       5,247          $      20,222
Average number of shares of common stock outstanding ........               15,522                 15,508
Effect of dilutive stock options ............................                  355                    436
                                                                     -------------          -------------
Average number of shares of common stock
        outstanding assuming dilution .......................               15,877                 15,944
                                                                     =============          =============
Income per share - basic ....................................        $        0.34          $        1.30
                                                                     =============          =============
Income per share - diluted ..................................        $        0.33          $        1.27
                                                                     =============          =============

                                HOLLY CORPORATION

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

NK Asphalt Partners Joint Venture (Unaudited):

                                                                          THREE MONTHS ENDED
                                                                              OCTOBER 31,
                                                                     ----------------------------
                                                                        2002              2001
                                                                     -----------       ----------
                                                                            (In thousands)

Sales (net) ...................................................      $    26,170       $   31,436
                                                                     ===========       ==========

Gross Profit ..................................................      $     6,222       $    8,047
                                                                     ===========       ==========

Income from operations ........................................      $     3,671       $    5,513
                                                                     ===========       ==========

Net income before taxes .......................................      $     3,229       $    5,116
                                                                     ===========       ==========

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

                                HOLLY CORPORATION

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

         The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K/A for the year ended July 31, 2002. The Company's reportable segments are strategic business units that offer different products and services.

                                HOLLY CORPORATION

                                                                         TOTAL FOR
                                                           PIPELINE      REPORTABLE      CORPORATE    CONSOLIDATED
                                            REFINING    TRANSPORTATION    SEGMENTS        & OTHER         TOTAL
                                          -----------   --------------   ----------     ----------    ------------
                                                                       (In thousands)
THREE MONTHS ENDED OCTOBER 31, 2002
  Sales and other revenues ............   $   270,553     $    4,794     $  275,347     $      311     $  275,658
  Depreciation and amortization .......   $     6,322     $      356     $    6,678     $      518     $    7,196
  Income (loss) from operations .......   $     6,733     $    2,806     $    9,539     $   (2,596)    $    6,943
  Income (loss) before income taxes ...   $     8,015     $    3,322     $   11,337     $   (2,831)    $    8,506

THREE MONTHS ENDED OCTOBER 31, 2001
  Sales and other revenues ............   $   252,812     $    4,565     $  257,377     $      570     $  257,947
  Depreciation and amortization .......   $     5,832     $      349     $    6,181     $      250     $    6,431
  Income (loss) from operations .......   $    28,765     $    2,482     $   31,247     $   (2,190)    $   29,057
  Income (loss) before income taxes ...   $    31,096     $    2,767     $   33,863     $     (794)    $   33,069

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

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   OCTOBER 31,
                                                                                         ------------------------------
                                                                                             2002               2001
                                                                                         -----------         ----------
                                                                                         (In thousands, except per share
                                                                                                 and ratio data )
Sales and other revenues ...........................................................     $   275,658         $  257,947

Operating costs and expenses
   Cost of products sold (exclusive of depreciation, depletion and amortization ) ..         231,959            191,984
   Operating expenses (exclusive of depreciation,
     depletion and amortization ) ..................................................          24,140             24,746
   Selling, general and administrative expenses (exclusive of depreciation,
     depletion, and amortization) ..................................................           5,203              5,430
   Depreciation, depletion and amortization ........................................           7,196              6,431
   Exploration expenses, including dry holes .......................................             217                299
                                                                                         -----------         ----------
        Total operating costs and expenses .........................................         268,715            228,890
                                                                                         -----------         ----------
Income from operations .............................................................           6,943             29,057

Other income (expense)
   Equity in earnings of joint ventures ............................................           1,983              2,748
   Interest expense, net ...........................................................            (420)              (258)
   Gain on sale of equity securities ...............................................               -              1,522
                                                                                         -----------         ----------
                                                                                               1,563              4,012
                                                                                         -----------         ----------
Income before income taxes .........................................................           8,506             33,069
Income tax provision ...............................................................           3,259             12,847
                                                                                         -----------         ----------
Net income .........................................................................     $     5,247         $   20,222
                                                                                         ===========         ==========

Net income per common share - basic ................................................     $      0.34         $     1.30

Net income per common share - diluted ..............................................     $      0.33         $     1.27

Weighted average number of common shares outstanding:
  Basic ............................................................................          15,522             15,508
  Diluted ..........................................................................          15,877             15,944

                                HOLLY CORPORATION

BALANCE SHEET DATA (UNAUDITED)

                                                                    OCTOBER 31,           JULY 31,
                                                                        2002                2002
                                                                   -------------        -----------
                                                                   (In thousands, except ratio data)
Cash and cash equivalents ..................................       $      66,995        $    71,630
Working capital ............................................       $      32,874        $    59,873
Total assets ...............................................       $     537,235        $   502,306
Total long-term debt, including current maturities .........       $      34,285        $    34,285
Stockholders' equity .......................................       $     230,761        $   228,556
Total debt to capitalization ratio(1) ......................                12.9%              13.0%

     (1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                        -----------------------------------
                                                                            2002                  2001
                                                                        -------------        --------------
                                                                                  (In thousands)
Sales and other revenues (1)
   Refining ...................................................         $     270,553        $      252,812
   Pipeline Transportation ....................................                 4,794                 4,565
   Corporate and Other ........................................                   311                   570
                                                                        -------------        --------------
   Consolidated ...............................................         $     275,658        $      257,947
                                                                        =============        ==============
Income (loss) from operations (1)
   Refining ...................................................         $       6,733        $       28,765
   Pipeline Transportation ....................................                 2,806                 2,482
   Corporate and Other ........................................                (2,596)               (2,190)
                                                                        -------------        --------------
   Consolidated ...............................................         $       6,943        $       29,057
                                                                        =============        ==============

Net cash provided by operating activities .....................         $       7,133        $       24,404
Net cash used by financing activities .........................         $      (3,678)       $         (983)
Net cash used by investing activities .........................         $      (8,090)       $         (734)
Capital expenditures ..........................................         $       8,577        $        6,384
EBITDA (2) ....................................................         $      16,122        $       39,758

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

                                HOLLY CORPORATION

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

                                                                    THREE MONTHS ENDED
                                                                        OCTOBER 31,
                                                             -------------------------------
                                                                 2002               2001
                                                             ------------        -----------
                                                                      (In thousands )
Net Income .......................................           $      5,247        $    20,222
   Add provision for income tax ..................                  3,259             12,847
   Add interest expense ..........................                    694                940
   Subtract interest income ......................                   (274)              (682)
   Add depreciation and amortization .............                  7,196              6,431
                                                             ------------        -----------
EBITDA ...........................................           $     16,122        $    39,758
                                                             ============        ===========

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                              OCTOBER 31,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     -----------      ------------
                                                                       (in thousands except for
                                                                          BPD and per barrel)
Crude charge (BPD) (1) ........................................           61,800            59,800

Sales of refined products (BPD) (2) ...........................           82,500            78,500
Average sales price per sales barrel ..........................      $     35.62      $      35.00

Sales of produced refined products (BPD) ......................           68,800            67,400
Average sales price per produced barrel .......................      $     35.30      $      34.60

Reconciliation of Sales and other revenues in Consolidated Financial Statements
(Also see Note H to Consolidated Financial
Statements)

Sales of refined product (BPD) ................................           82,500            78,500
Average sales price per sales barrel ..........................      $     35.62      $      35.00
Refinery segment sales and other revenues (3) .................      $   270,553      $    252,812
Pipeline transportation segment sales and other revenues ......      $     4,794      $      4,565
Corporate and Other sales and other revenues ..................      $       311      $        570
                                                                     -----------      ------------
Consolidated Sales and other revenues .........................      $   275,658      $    257,947
                                                                     ===========      ============

(1) Crude charge represents the barrels per day of crude oil processed through the crude units at the Company's refineries.

(2) Includes refined products purchased for resale representing 13,600 BPD and 11,100 BPD, respectively.

(3) In addition to revenues from sales of refined products, the refining segment includes other miscellaneous revenues amounting to $197 and $42, respectively.

                                HOLLY CORPORATION

                                                       THREE MONTHS ENDED
                                                           OCTOBER 31,
                                                       ------------------
                                                        2002         2001
                                                       -----        -----
Sales of produced refined products
  Gasolines .......................................     54.9%        52.6%
  Diesel fuels ....................................     20.6%        21.3%
  Jet fuels .......................................     11.2%        10.2%
  Asphalt .........................................      9.8%        12.4%
  LPG and other ...................................      3.5%         3.5%
                                                       -----        -----
       Total ......................................    100.0%       100.0%
                                                       =====        =====

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

         Interest expense was lower for the three months ended October 31, 2002 compared to the three months ended October 31, 2001 primarily due to reduced interest costs as the Company has made required principal payments on term debt. The reduction in interest expense was partially offset by a $400,000 decrease in interest income for the three months ended October 31, 2002 as compared to the three months ended October 31, 2001, primarily the result of lower interest rates on invested funds.

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

                                HOLLY CORPORATION

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

         The Company's capital budget adopted for fiscal year 2003 totals $14.8 million - $6.5 million for additional costs relating to the hydrotreater project and refinery expansion, $3.2 million for other refinery improvements, $3 million for pipeline transportation projects, $.6 million for oil and gas exploration and production, and $1.5 million for information technology and other. The 2003 capital budget includes authorizations for some expenditures that are expected to be made after the close of the 2003 fiscal year. The Company expects to expend approximately $40 million in fiscal 2003 for capital improvements, which includes amounts authorized in previous fiscal years. This amount is expected to be allocated approximately $30 million for the hydrotreater project and the refinery expansion to an estimated 70,000 barrels per day ("BPD") as described below, approximately $6 million for other refinery improvements, approximately $2 million for pipeline and transportation projects, and approximately $2 million for other projects, including information technology projects and oil and gas exploration and development. These expenditures include projects authorized in the Company's 2003 capital budget as well as expenditures authorized in prior capital budgets but expected to be carried out in fiscal 2003.

                                HOLLY CORPORATION

         In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. This purchase gave the Company the ability to reconstruct the unit at the Navajo Refinery at an estimated savings of approximately $20.0 million as compared to the purchase cost of a new unit. During the last four years, the Company spent approximately $18.6 million on relocation, engineering and equipment fabrication related to the hydrotreater project. The remaining costs to complete the hydrotreater project and the expansion project are estimated to be approximately $32.3 million. The Company expects that the hydrotreater project will be completed by December 2003.The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently adopted EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. In fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will provide sufficient capacity to recover the additional extracted sulfur that will result from operation of the hydrotreater.

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

                                                                       PAYMENTS DUE BY PERIOD
                                                      -------------------------------------------------------
                                                      LESS THAN
       CONTRACTUAL OBLIGATIONS            TOTAL        1 YEAR       2-3 YEARS      4-5 YEARS     OVER 5 YEARS
       -----------------------          ----------    ---------     ---------      ---------     ------------
                                                                 (In thousands)
Long-term debt (stated maturities)....  $   34,285    $   8,571     $  25,714      $       -     $          -
Operating leases......................  $   27,792    $   6,091     $  11,976      $   9,438     $        287

         In July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt and manufacturing assets to NK Asphalt Partners. All asphalt produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement. The Company is required to make additional contributions to the joint venture of up to $3,250,000 for each of the next eight years contingent on the earnings level of the joint venture. The Company expects to finance such contributions from its share of cash flows of the joint venture. In the event that Holly fails to make the required contributions, Holly may lose its voting rights during such default and the other partner could cause the partnership to bring a proceeding to collect the unpaid contributions plus interest at the prime rate being plus 2%.

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

         The proposed Longhorn Pipeline, which is owned by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is an additional potential source of pipeline transportation from Gulf Coast refineries to El Paso. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. Although most construction has been completed, the Longhorn Pipeline will not begin operations until the completion of certain agreed improvements and pre-

                                HOLLY CORPORATION

start-up steps. Published reports indicate that construction in preparation for start-up of the Longhorn Pipeline continued until late July 2002, when the construction activities were halted before completion of the project. The latest public statements from Longhorn Partners indicate that Longhorn Partners is seeking additional financing to complete the project and that the pipeline will not begin operations prior to May 2003. The proposed operation of the Longhorn Pipeline is also the subject of a pending appeal in the United States Court of Appeals for the Fifth Circuit of a decision by the federal district court in Austin, Texas that allows the Longhorn Pipeline to begin operations when agreed improvements have been completed. This appeal seeks a ruling that would reverse the federal district court's decision and require a full environmental impact study before the Longhorn Pipeline is allowed to operate.

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

                                HOLLY CORPORATION

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

         The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q/A. Based on that evaluation, these officers concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

         In November 2002, the Department of Defense issued final decisions rejecting claims under the Contract Disputes Act, which were filed by the Company in September 2002, asserting that additional amounts totaling approximately $88 million are due to the Company with respect to jet fuel sales to the Defense Fuel Supply Center in the years 1995 through 1999 (the "1995-99 Jet Fuel Claims"). Subsequent to these decisions, the Company in November 2002 filed an amended complaint in the United States Court of Federal Claims to add the 1995-99 Jet Fuel Claims to the Company's pending suit which was filed in September 2002 and related originally to claims for the years 1982 through 1995. As a result of the amendment, the total amount sought in the Company's suit for all years from 1982 through 1999 is approximately $298 million. It is not possible at the date of this report to predict what amount, if any, will ultimately be payable to the Company with respect to this lawsuit.

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

                                HOLLY CORPORATION

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

Votes For               11,357,158
Votes Against            3,428,193
Abstentions                 27,315
Broker Non-Votes                 -

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

                                               HOLLY CORPORATION
                                          --------------------------------------
                                          (Registrant)

Date: September 8, 2003                   By /s/ KATHRYN H. WALKER
                                             -----------------------------------
                                             Kathryn H. Walker
                                             Vice President, Accounting
                                             (Principal Accounting Officer)

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

         1. I have reviewed this quarterly report on Form 10-Q/A of Holly Corporation;

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

Date: September 8, 2003        /s/ LAMAR NORSWORTHY
                               -------------------------------------------------
                               Lamar Norsworthy
                               Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION

I, Stephen J. McDonnell, Vice President and Chief Financial Officer of Holly Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Holly Corporation;

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

Date: September 8, 2003               /s/ STEPHEN J. MCDONNELL
                                      ------------------------------------------
                                      Stephen J. McDonnell
                                      Vice President and Chief Financial Officer