Form 10-Q/A
period 2003-01-31
HOLLY CORP
filed 2003-09-09
CIK 48039

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

Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                            75-1056913
 ------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            (Identification No.)

     100 Crescent Court, Suite 1600
              Dallas, Texas                                     75201-6927
---------------------------------------                         ----------
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

                                HOLLY CORPORATION
                                      INDEX

                                                                           Page No.
                                                                           --------
PART I. FINANCIAL INFORMATION

    Forward-Looking Statements                                                3

    Item 1.   Financial Statements

              Consolidated Balance Sheet - (Unaudited) -
              January 31, 2003 and July 31, 2002                              4

              Consolidated Statement of Income (Unaudited) -
              Three Months and Six Months Ended January 31, 2003 and 2002     5

              Consolidated Statement of Cash Flows (Unaudited) -
              Six Months Ended January 31, 2003 and 2002                      6

              Consolidated Statement of Comprehensive Income (Unaudited) -
              Three Months and Six Months Ended January 31, 2003 and 2002     7

              Notes to Consolidated Financial Statements (Unaudited)          8

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            15

    Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                              29

    Item 4.   Controls and Procedures                                        29

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                              30

    Item 6.   Exhibits and Reports on Form 8-K                               32

Signatures                                                                   33

Certifications                                                               34

         Holly Corporation is filing this amendment to its Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2002, originally filed on March 7, 2003, in response to comments received from the Securities and Exchange Commission. This amendment to the original Form 10-Q amends and restates the original Form 10-Q. Holly Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the period reports filed subsequent to the original filing date with the Securities and Exchange Commission.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                           JANUARY 31,        JULY 31,
                                                                                               2003            2002
                                                                                           -----------       ---------
                                                                                                  (In thousands)
                ASSETS
CURRENT ASSETS
 Cash and cash equivalents..........................................................        $  17,751        $  71,630

 Accounts receivable:     Product...................................................           52,723           46,929
                          Crude oil resales.........................................          110,682           88,466
                                                                                            ---------        ---------
                                                                                              163,405          135,395

 Inventories:             Crude oil and refined products............................           52,451           35,120
                          Materials and supplies....................................           10,334           10,188
                                                                                            ---------        ---------
                                                                                               62,785           45,308

 Income taxes receivable............................................................            4,323            8,699
 Prepayments and other..............................................................           16,806           17,812
                                                                                            ---------        ---------
    TOTAL CURRENT ASSETS                                                                      265,070          278,844

Properties, plants and equipment, at cost...........................................          439,126          410,987
Less accumulated depreciation, depletion and amortization...........................         (221,871)        (211,526)
                                                                                            ---------        ---------
                                                                                              217,255          199,461
Investments in and advances to joint ventures.......................................           15,888           15,732

Other assets:             Prepaid transportation....................................           25,000                -
                          Refinery acquisition deposit..............................            2,500                -
                          Other, net................................................            4,730            8,269
                                                                                            ---------        ---------
                                                                                               32,230            8,269
                                                                                            ---------        ---------
    TOTAL ASSETS....................................................................        $ 530,443        $ 502,306
                                                                                            =========        =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable...................................................................        $ 224,847        $ 185,058
 Accrued liabilities................................................................           23,928           25,342
 Current maturities of long-term debt...............................................            8,571            8,571
                                                                                            ---------        ---------
    TOTAL CURRENT LIABILITIES.......................................................          257,346          218,971
Deferred income taxes...............................................................           28,318           29,065
Long-term debt, less current maturities.............................................           17,143           25,714
Commitments and contingencies
STOCKHOLDERS' EQUITY
 Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued........                -                -
 Common stock, $.01 par value - 20,000,000 shares authorized;
  16,853,696 and 16,759,396 shares issued as of January 31, 2003 and July 31, 2002..              168              168
 Additional capital.................................................................           15,313           14,013
 Retained earnings..................................................................          224,007          223,770
                                                                                            ---------        ---------
                                                                                              239,488          237,951
 Common stock held in treasury, at cost -
  1,334,568 and 1,197,968 shares as of January 31, 2003 and July 31, 2002...........          (11,722)          (9,395)
 Accumulated other comprehensive loss...............................................             (130)               -
                                                                                            ---------        ---------
   TOTAL STOCKHOLDERS' EQUITY.......................................................          227,636          228,556
                                                                                            ---------        ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................        $ 530,443        $ 502,306
                                                                                            =========        =========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JANUARY 31,               JANUARY 31,
                                                                 ----------------------    ----------------------
                                                                   2003        2002          2003         2002
                                                                 ---------    ---------    ---------    ---------
                                                                       (In thousands, except per share data)
SALES AND OTHER REVENUES......................................   $ 270,360    $ 166,754    $ 546,018    $ 424,701

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation,depletion,
     and amortization)........................................     232,429      134,022      464,388      326,006
   Operating expenses (exclusive of depreciation,depletion,
     and amortization)........................................      26,189       23,266       50,329       48,012
   Selling, general and administrative expenses (exclusive of
     depreciation,depletion, and amortization)................       5,337        5,228       10,540       10,658
   Depreciation, depletion and amortization...................       7,161        6,714       14,357       13,145
   Exploration expenses, including dry holes..................         261          243          478          542
                                                                 ---------    ---------    ---------    ---------
        TOTAL OPERATING COSTS AND EXPENSES....................     271,377      169,473      540,092      398,363
                                                                 ---------    ---------    ---------    ---------
INCOME (LOSS) FROM OPERATIONS.................................      (1,017)      (2,719)       5,926       26,338

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures.......................      (1,378)       2,320          604        5,068
   Interest income............................................         203          365          477        1,047
   Interest expense...........................................        (396)        (758)      (1,089)      (1,698)
   Gain on sale of equity securities..........................           -            -            -        1,522
                                                                 ---------    ---------    ---------    ---------
                                                                    (1,571)       1,927           (8)       5,939
                                                                 ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES.............................      (2,588)        (792)       5,918       32,277

Income tax provision (benefit)
   Current....................................................        (659)      (1,407)       2,934       11,290
   Deferred...................................................        (333)       1,100         (667)       1,250
                                                                 ---------    ---------    ---------    ---------
                                                                      (992)        (307)       2,267       12,540
                                                                 ---------    ---------    ---------    ---------
NET INCOME (LOSS).............................................   $  (1,596)   $    (485)   $   3,651    $  19,737
                                                                 =========    =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE - BASIC....................   $   (0.10)   $   (0.03)   $    0.24    $    1.27
                                                                 =========    =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED..................   $   (0.10)   $   (0.03)   $    0.23    $    1.24
                                                                 =========    =========    =========    =========

CASH DIVIDENDS DECLARED PER COMMON SHARE......................   $    0.11    $    0.10    $    0.22    $    0.20
                                                                 =========    =========    =========    =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic......................................................      15,513       15,559       15,517       15,533
   Diluted....................................................      15,513       15,559       15,913       15,961

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                          SIX MONTHS ENDED
                                                             JANUARY 31,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income........................................   $  3,651    $ 19,737
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization......     14,357      13,145
       Deferred income taxes.........................       (667)      1,250
       Equity in earnings of joint ventures..........       (604)     (5,068)
       (Increase) decrease in current assets
         Accounts receivable.........................    (28,010)     42,014
         Inventories.................................    (17,477)     (9,435)
         Income taxes receivable.....................      4,376      (7,601)
         Prepayments and other.......................      1,006         725
       Increase (decrease) in current liabilities
         Accounts payable............................     39,789     (40,947)
         Accrued liabilities.........................     (1,414)       (430)
         Income taxes payable........................          -      (4,661)
       Turnaround expenditures.......................       (288)    (13,909)
       Prepaid transportation........................    (25,000)          -
       Other, net....................................       (263)     (1,292)
                                                        --------    --------
         NET CASH USED FOR OPERATING ACTIVITIES......    (10,544)     (6,472)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt.........................     (8,571)     (8,572)
   Debt issuance costs...............................       (635)          -
   Issuance of common stock upon exercise of options       1,300       1,506
   Purchase of treasury stock........................     (2,327)       (160)
   Cash dividends....................................     (3,414)     (3,105)
                                                        --------    --------
         NET CASH USED FOR FINANCING ACTIVITIES......    (13,647)    (10,331)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment.....    (27,634)    (12,683)
   Refinery acquisition deposit......................     (2,500)          -
   Investments and advances to joint ventures........        (78)          -
   Distributions from joint ventures.................        524       7,400
   Proceeds from sale of marketable equity securities          -       4,500
                                                        --------    --------
         NET CASH USED FOR INVESTING ACTIVITIES......    (29,688)       (783)
                                                        --------    --------

CASH AND CASH EQUIVALENTS
   DECREASE FOR THE PERIOD...........................    (53,879)    (17,586)
   Beginning of year.................................     71,630      65,840
                                                        --------    --------
   END OF PERIOD.....................................   $ 17,751    $ 48,254
                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest.....................................   $  1,858    $  2,143
        Income taxes.................................   $  6,115    $ 11,919

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                       JANUARY 31,             JANUARY 31,
                                                                                  --------------------   --------------------
                                                                                    2003        2002       2003        2002
                                                                                  --------    --------   --------    --------
                                                                                                (In thousands)
NET INCOME (LOSS)...........................................................      $ (1,596)   $   (485)  $  3,651    $ 19,737
Other comprehensive income (loss)
   Reclassification adjustment to net income on sale of equity securities...             -           -          -      (1,522)
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments........................          (210)       (604)      (210)     (1,406)
      Reclassification adjustment into net income...........................             -       1,003          -       2,087
                                                                                  --------    --------   --------    --------
   Total income (loss) on cash flow hedges..................................          (210)        399       (210)        681
                                                                                  --------    --------   --------    --------
  Other comprehensive income (loss) before income taxes.....................          (210)        399       (210)       (841)
   Income tax expense (benefit) ............................................           (80)        170        (80)       (325)
                                                                                  --------    --------   --------    --------
Other comprehensive income (loss) ..........................................          (130)        229       (130)       (516)
                                                                                  --------    --------   --------    --------
TOTAL COMPREHENSIVE INCOME (LOSS) ..........................................      $ (1,726)   $   (256)  $  3,521    $ 19,221
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

         In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure", an amendment of SFAS No. 123. This statement provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148's amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002.

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

                                HOLLY CORPORATION

                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                              JANUARY 31,           JANUARY 31,
                                                                        --------------------    -------------------
                                                                          2003        2002        2003       2002
                                                                        --------    --------    --------   --------
                                                                           (In thousands, except per share data)
Net income (loss)...............................................        $ (1,596)   $   (485)   $  3,651   $ 19,737

Average number of shares of common stock outstanding............          15,513      15,559      15,517     15,533
Effect of dilutive stock options................................               -           -         396        428
                                                                        --------    --------    --------   --------
Average number of shares of common stock
        outstanding assuming dilution...........................          15,513      15,559      15,913     15,961
                                                                        ========    ========    ========   ========

Income (loss) per share - basic.................................        $  (0.10)   $  (0.03)   $   0.24   $   1.27
                                                                        ========    ========    ========   ========

Income (loss) per share - diluted...............................        $  (0.10)   $  (0.03)   $   0.23   $   1.24
                                                                        ========    ========    ========   ========

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

NK Asphalt Partners Joint Venture (Unaudited):

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JANUARY 31,                JANUARY 31,
                                                     ------------------------   ------------------------
                                                        2003          2002         2003          2002
                                                     ----------    ----------   ----------    ----------
                                                          (In thousands)            (In thousands)
Sales (net)......................................    $   11,763    $   13,793   $   37,933    $   45,229
                                                     ==========    ==========   ==========    ==========

Gross Profit.....................................    $     (689)   $    4,368   $    5,533    $   12,415
                                                     ==========    ==========   ==========    ==========

Income (loss) from operations....................    $   (2,987)   $    4,517   $      684    $   10,030
                                                     ==========    ==========   ==========    ==========

Net income (loss) before taxes...................    $   (3,421)   $    4,160   $     (192)   $    9,276
                                                     ==========    ==========   ==========    ==========

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

                                HOLLY CORPORATION

                                                                                      TOTAL FOR
                                                                        PIPELINE      REPORTABLE     CORPORATE    CONSOLIDATED
                                                        REFINING     TRANSPORTATION    SEGMENTS       & OTHER        TOTAL
                                                       ----------    --------------   ----------    ----------    ------------
                                                                                   (In thousands)
THREE MONTHS ENDED JANUARY 31, 2003
  Sales and other revenues.......................      $  264,658      $    5,206     $  269,864    $      496    $    270,360
  Depreciation and amortization..................      $    6,285      $      359     $    6,644    $      517    $      7,161
  Income (loss) from operations..................      $   (1,246)     $    3,020     $    1,774    $   (2,791)   $     (1,017)
  Income (loss) before income taxes..............      $   (3,323)     $    3,523     $      200    $   (2,788)   $     (2,588)

THREE MONTHS ENDED JANUARY 31, 2002
  Sales and other revenues.......................      $  161,863      $    4,536     $  166,399    $      355    $    166,754
  Depreciation and amortization..................      $    6,159      $      361     $    6,520    $      194    $      6,714
  Income (loss) from operations..................      $   (3,028)     $    2,504     $     (524)   $   (2,195)   $     (2,719)
  Income (loss) before income taxes..............      $   (1,093)     $    2,850     $    1,757    $   (2,549)   $       (792)

SIX MONTHS ENDED JANUARY 31, 2003
  Sales and other revenues.......................      $  535,211      $   10,000     $  545,211    $      807    $    546,018
  Depreciation and amortization..................      $   12,607      $      715     $   13,322    $    1,035    $     14,357
  Income (loss) from operations..................      $    5,487      $    5,826     $   11,313    $   (5,387)   $      5,926
  Income (loss) before income taxes..............      $    4,692      $    6,845     $   11,537    $   (5,619)   $      5,918

SIX MONTHS ENDED JANUARY 31, 2002
  Sales and other revenues.......................      $  414,675      $    9,101     $  423,776    $      925    $    424,701
  Depreciation and amortization..................      $   11,991      $      710     $   12,701    $      444    $     13,145
  Income (loss) from operations..................      $   25,737      $    4,986     $   30,723    $   (4,385)   $     26,338
  Income (loss) before income taxes..............      $   30,003      $    5,617     $   35,620    $   (3,343)   $     32,277

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

                                HOLLY CORPORATION

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

Note K - Subsequent Event

         On March 3, 2003, the Company sold its Iatan crude oil gathering pipeline system located in West Texas to Plains Marketing L.P. for a purchase price of $24 million in cash. In connection with the transaction, the Company and Plains entered into a six and one half year agreement which commits the Company to transport any crude oil purchased by the Company in the relevant area on the Iatan system at an agreed upon tariff. The sale will result in a pre-tax gain for the Company of approximately $17 million.

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

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JANUARY 31,                JANUARY 31,
                                                                  ---------    ---------    ---------    ---------
                                                                    2003         2002          2003        2002
                                                                  ---------    ---------    ---------    ---------
                                                                       (In thousands, except per share data)
Sales and other revenues ......................................   $ 270,360    $ 166,754    $ 546,018    $ 424,701

Operating costs and expenses
   Cost of products sold (exclusive of depreciation,depletion,
     and amortization) ........................................     232,429      134,022      464,388      326,006
   Operating expenses (exclusive of depreciation,depletion,
     and amortization) ........................................      26,189       23,266       50,329       48,012
   Selling, general and administrative expenses (exclusive of
     depreciation, depletion, and amortization) ...............       5,337        5,228       10,540       10,658
   Depreciation, depletion and amortization ...................       7,161        6,714       14,357       13,145
   Exploration expenses, including dry holes ..................         261          243          478          542
                                                                  ---------    ---------    ---------    ---------
        Total operating costs and expenses ....................     271,377      169,473      540,092      398,363
                                                                  ---------    ---------    ---------    ---------
Income (loss) from operations .................................      (1,017)      (2,719)       5,926       26,338

Other income (expense)
   Equity in earnings of joint ventures .......................      (1,378)       2,320          604        5,068
   Interest expense, net ......................................        (193)        (393)        (612)        (651)
   Gain on sale of equity securities ..........................           -            -            -        1,522
                                                                  ---------    ---------    ---------    ---------
                                                                     (1,571)       1,927           (8)       5,939
                                                                  ---------    ---------    ---------    ---------
Income (loss) before income taxes .............................      (2,588)        (792)       5,918       32,277
Income tax provision (benefit) ................................        (992)        (307)       2,267       12,540
                                                                  ---------    ---------    ---------    ---------
Net income (loss) .............................................   $  (1,596)   $    (485)   $   3,651    $  19,737
                                                                  =========    =========    =========    =========

Net income (loss) per common share - basic ....................   $   (0.10)   $   (0.03)   $    0.24    $    1.27

Net income (loss) per common share - diluted ..................   $   (0.10)   $   (0.03)   $    0.23    $    1.24

Average number of common shares outstanding:
  Basic .......................................................      15,513       15,559       15,517       15,533
  Diluted .....................................................      15,513       15,559       15,913       15,961

                                HOLLY CORPORATION

BALANCE SHEET DATA (UNAUDITED)

                                                             JANUARY 31,           JULY 31,
                                                                2003                 2002
                                                             -----------           --------
                                                            (In thousands, except ratio data)
Cash and cash equivalents ........................            $ 17,751             $ 71,630
Working capital ..................................            $  7,724             $ 59,873
Total assets .....................................            $530,443             $502,306
Total long-term debt, including current maturities            $ 25,714             $ 34,285
Stockholders' equity .............................            $227,636             $228,556
Total debt to capitalization ratio(1) ............                10.1%                13.0%

(1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JANUARY 31,                JANUARY 31,
                                           ------------------------    ------------------------
                                              2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------
                                                (In thousands)              (In thousands)
Sales and other revenues (1)
   Refining ............................   $  264,658    $  161,863    $  535,211    $  414,675
   Pipeline Transportation .............        5,206         4,536        10,000         9,101
   Corporate and Other .................          496           355           807           925
                                           ----------    ----------    ----------    ----------
   Consolidated ........................   $  270,360    $  166,754    $  546,018    $  424,701
                                           ==========    ==========    ==========    ==========

Income (loss) from operations (1)
   Refining ............................   $   (1,246)   $   (3,028)   $    5,487    $   25,737
   Pipeline Transportation .............        3,020         2,504         5,826         4,986
   Corporate and Other .................       (2,791)       (2,195)       (5,387)       (4,385)
                                           ----------    ----------    ----------    ----------
   Consolidated ........................   $   (1,017)   $   (2,719)   $    5,926    $   26,338
                                           ==========    ==========    ==========    ==========

Net cash used by operating activities ..   $  (17,677)   $  (30,876)   $  (10,544)   $   (6,472)
Net cash used by financing activities ..   $   (9,969)   $   (9,348)   $  (13,647)   $  (10,331)
Net cash used by investing activities ..   $  (21,598)   $      (49)   $  (29,688)   $     (783)
Capital expenditures ...................   $   19,057    $    6,299    $   27,634    $   12,683
EBITDA (2) .............................   $    4,766    $    6,315    $   20,887    $   46,073

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

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JANUARY 31,                JANUARY 31,
                                           ------------------------    ------------------------
                                              2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------
                                                (In thousands )            (In thousands )
Net Income(loss) .......................   $   (1,596)   $     (485)   $    3,651    $   19,737
   Add provision for income tax ........         (992)         (307)        2,267        12,540
   Add interest expense ................          396           758         1,089         1,698
   Subtract interest income ............         (203)         (365)         (477)       (1,047)
   Add depreciation and amortization ...        7,161         6,714        14,357        13,145
                                           ----------    ----------    ----------    ----------
EBITDA .................................   $    4,766    $    6,315    $   20,887    $   46,073
                                           ==========    ==========    ==========    ==========

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JANUARY 31,               JANUARY 31,
                                                           -----------------------   -----------------------
                                                              2003         2002         2003         2002
                                                           ----------   ----------   ----------   ----------
                                                              (in thousands except for BPD and per barrel)
Crude charge (BPD) (1) .................................       67,600       52,400       64,700       56,100

Sales of refined products (BPD) (2) ....................       82,000       68,600       82,200       73,500
Average sales price per sales barrel ...................   $    35.10   $    25.63   $    35.36   $    30.63

Sales of produced refined products (BPD) ...............       73,100       56,600       71,000       62,000
Average sales price per produced barrel ................   $    34.95   $    25.55   $    35.12   $    30.47

Reconciliation of Sales and other revenues in Consolidated Financial Statements
(Also see Note H to Consolidated Financial
Statements)

Sales of refined product (BPD) .........................       82,000       68,600       82,200       73,500
Average sales price per sales barrel ...................   $    35.10   $    25.63   $    35.36   $    30.63
Refinery segment sales and other revenues (3) ..........   $  264,658   $  161,863   $  535,211   $  414,675
Pipeline transportation segment sales and other revenues   $    5,206   $    4,536   $   10,000   $    9,101
Corporate and Other sales and other revenues ...........   $      496   $      355   $      807   $      925
                                                           ----------   ----------   ----------   ----------
Consolidated Sales and other revenues ..................   $  270,360   $  166,754   $  546,018   $  424,701
                                                           ==========   ==========   ==========   ==========

(1) Crude charge represents the barrels per day of crude oil processed through the crude units at the Company's refineries.

(2) Includes refined products purchased for resale representing 8,800 BPD, 12,000 BPD, 11,200 BPD, and 11,600 BPD, respectively.

(3) In addition to revenues from sales of refined products, the refining segment includes other miscellaneous revenues amounting to $(136), $107, $398, and $435, respectively.

                               HOLLY CORPORATION

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JANUARY 31,               JANUARY 31,
                                           -----------------------   -----------------------
                                              2003         2002         2003         2002
                                           ----------   ----------   ----------   ----------
Sales of produced refined products
  Gasolines.............................      59.4%        59.0          57.2%       55.5%
  Diesel fuels..........................      22.4%        20.8          21.5%       21.1%
  Jet fuels.............................       9.2%        11.1          10.2%       10.6%
  Asphalt...............................       5.5%         5.8           7.6%        9.4%
  LPG and other.........................       3.5%         3.3           3.5%        3.4%
                                             -----        -----         -----       -----
       Total                                 100.0%       100.0         100.0%      100.0%
                                             =====        =====         =====       =====

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

        For the three months ended January 31, 2003, refining margins of $4.71 per barrel were slightly less than the refinery margins of $5.02 per barrel for the three months ended January 31, 2002. Revenues from the sale of refined products increased to $264.7 million in the second quarter of fiscal 2003 from $161.9 million in the second quarter of fiscal 2002 due principally to higher refined product sales prices. Total product sales volumes for the second quarter ended January 31, 2003, significantly increased from the quarter ended January 31, 2002. Production of refined products in the quarter ended January 31, 2002 was reduced as the result of an extended 29-day planned maintenance turnaround that involved a number of process units at the Artesia and Lovington facilities.

        Cost of sales for the second quarter of fiscal 2003 as compared to the same quarter of fiscal 2002 increased significantly by $98.4 million to $232.4 million primarily reflecting substantially higher costs of crude oil and, to a lesser extent, higher production volumes due to the absence of a maintenance turnaround in the second quarter of fiscal 2003.

                                HOLLY CORPORATION

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

         Equity in earnings of joint ventures declined substantially to $604,000 for the first six months ended January 31, 2003, from $5.1 million for the first six months ended January 31, 2002. The $4.5 million decline resulted primarily from a loss incurred by our asphalt joint venture because of lower margins for the first half of fiscal 2003, compared to substantial income for the joint venture in the first half of fiscal 2002, and an inventory charge of $1.3 million in the second quarter of 2003.

                                HOLLY CORPORATION

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

                               HOLLY CORPORATION

         On March 3, 2003, the Company sold its Iatan crude oil gathering pipeline system located in West Texas to Plains Marketing L.P. for a purchase price of $24 million in cash. In connection with the transaction, the Company and Plains entered into a six and one half year agreement which commits the Company to transport any crude oil purchased by the Company in the relevant area on the Iatan system at an agreed upon tariff. The sale will result in a pre-tax gain for the Company of approximately $17 million.

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

                                                                   PAYMENTS DUE BY PERIOD
                                                         ------------------------------------------------
                                                         LESS THAN
CONTRACTUAL OBLIGATIONS                     TOTAL         1 YEAR     2-3 YEARS   4-5 YEARS   OVER 5 YEARS
-----------------------                     -----        ---------   ---------   ---------   ------------
                                                                   (In thousands)
Long-term debt (stated maturities)...     $   25,714     $   8,571   $  17,143   $      -       $    -
Operating leases.....................     $   26,564     $   6,091   $  11,976   $  8,210       $  287

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

                                HOLLY CORPORATION

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

                                HOLLY CORPORATION

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

                                HOLLY CORPORATION

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

                                HOLLY CORPORATION

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

                                HOLLY CORPORATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Asset purchase and sale agreement between Phillips Petroleum Company, as Seller, and Holly Corporation, as Buyer, dated as of December 20, 2002.

                  10.2* Holly Corporation - Supplemental Payment Agreement for 2003 Service as Director

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

                                         By /s/ STEPHEN J. MCDONNEL
                                            -----------------------------------
                                            Stephen J. McDonnell
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)

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