Form 10-Q/A
period 2003-04-30
HOLLY CORP
filed 2003-09-09
CIK 48039

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

 Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                         75-1056913
----------------------------------------                    -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         (Identification No.)

   100 Crescent Court, Suite 1600
              Dallas, Texas                                     75201-6927
----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (214) 871-3555

_________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

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

                                HOLLY CORPORATION
                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I.     FINANCIAL INFORMATION

  Forward-Looking Statements                                                                   3

  Item 1.   Financial Statements

            Consolidated Balance Sheet - (Unaudited) -
            April 30, 2003 and July 31, 2002                                                   4

            Consolidated Statement of Income (Unaudited) -
            Three Months and Nine Months Ended April 30, 2003 and 2002                         5

            Consolidated Statement of Cash Flows (Unaudited) -
            Nine Months Ended April 30, 2003 and 2002                                          6

            Consolidated Statement of Comprehensive Income (Unaudited) -
            Three Months and Nine Months Ended April 30, 2003 and 2002                         7

            Notes to Consolidated Financial Statements (Unaudited)                             8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                               17

  Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                                                 33

  Item 4.   Controls and Procedures                                                           33

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                 34

  Item 6.   Exhibits and Reports on Form 8-K                                                  35

Signatures                                                                                    37

Certifications                                                                                38

         Holly Corporation is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended April 30, 2003, originally filed on June 12, 2003, in response to comments received from the Securities and Exchange Commission. This amendment to the original Form 10-Q amends and restates the original Form 10-Q. Holly Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the period reports filed subsequent to the original filing date with the Securities and Exchange Commission.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                 APRIL 30,            JULY 31,
                                                                                   2003                 2002
                                                                                -----------          ----------
                                                                               (In thousands, except share data)
                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................              $    38,050          $   71,630
  Accounts receivable:      Product...............................                   46,754              46,929
                            Crude oil resales.....................                   97,418              88,466
                                                                                -----------          ----------
                                                                                    144,172             135,395
  Inventories:              Crude oil and refined products........                   54,853              35,120
                            Materials and supplies................                   10,483              10,188
                                                                                -----------          ----------
                                                                                     65,336              45,308
  Income taxes  receivable........................................                        -               8,699
  Prepayments and other...........................................                   19,464              17,812
                                                                                -----------          ----------
      TOTAL CURRENT ASSETS                                                          267,022             278,844

Properties, plants and equipment, at cost.........................                  439,586             410,987
Less accumulated depreciation, depletion and amortization.........                 (216,477)           (211,526)
                                                                                -----------          ----------
                                                                                    223,109             199,461
Investments in and advances to joint ventures.....................                   15,214              15,732
Other assets:               Prepaid transportation................                   25,000                   -
                            Refinery acquisition deposit..........                    2,500                   -
                            Other, net............................                    9,054               8,269
                                                                                -----------          ----------
                                                                                     36,554               8,269
                                                                                -----------          ----------
        TOTAL ASSETS..............................................              $   541,899          $  502,306
                                                                                ===========          ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable................................................              $   196,831          $  185,058
  Accrued liabilities.............................................                   26,888              25,342
  Income taxes payable............................................                    7,272                   -
  Current maturities of long-term debt............................                    8,571               8,571
                                                                                -----------          ----------
        TOTAL CURRENT LIABILITIES.................................                  239,562             218,971
Deferred income taxes.............................................                   32,912              29,065
Long-term debt, less current maturities...........................                   17,143              25,714
Commitments and contingencies                                                             -                   -
STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value - 1,000,000 shares
    authorized; none issued.......................................                        -                   -
  Common stock, $.01 par value - 20,000,000 shares authorized;
    16,873,896 and 16,759,396 shares issued as of April 30, 2003
    and July 31, 2002.............................................                      169                 168
  Additional capital..............................................                   15,607              14,013
  Retained earnings...............................................                  249,005             223,770
                                                                                -----------          ----------
                                                                                    264,781             237,951
  Common stock held in treasury, at cost -
    1,371,868 and 1,197,968 shares as of April 30, 2003
    and July 31, 2002.............................................                  (12,499)             (9,395)
                                                                                -----------          ----------
        TOTAL STOCKHOLDERS' EQUITY................................                  252,282             228,556
                                                                                -----------          ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................              $   541,899          $  502,306
                                                                                ===========          ==========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           APRIL 30,                     APRIL 30,
                                                                   ------------------------      ------------------------
                                                                     2003           2002           2003           2002
                                                                   ---------      ---------      ---------      ---------
                                                                           (In thousands, except per share data)
SALES AND OTHER REVENUES .....................................     $ 312,180      $ 210,327      $ 858,198      $ 635,028

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation,depletion,
     and amortization) .......................................       255,376        165,350        719,764        491,356
   Operating expenses (exclusive of depreciation,depletion,
     and amortization) .......................................        28,439         23,717         78,768         71,729
   Selling, general and administrative expenses (exclusive of
     depreciation,depletion, and amortization) ...............         7,057          5,452         17,597         16,110
   Depreciation, depletion and amortization ..................         8,979          6,884         23,336         20,029
   Exploration expenses, including dry holes .................           233            282            711            824
                                                                   ---------      ---------      ---------      ---------
        TOTAL OPERATING COSTS AND EXPENSES ...................       300,084        201,685        840,176        600,048
                                                                   ---------      ---------      ---------      ---------
GAIN ON SALE OF ASSETS........................................        16,447              -         16,447              -

INCOME FROM OPERATIONS .......................................        28,543          8,642         34,469         34,980

OTHER INCOME (EXPENSE)
   Equity in earnings (loss) of joint ventures ...............          (690)         1,571            (86)         6,639
   Interest income ...........................................           172            217            649          1,264
   Interest expense ..........................................          (135)          (622)        (1,224)        (2,320)
   Reparations payment received ..............................        15,226              -         15,226              -
   Gain on sale of equity securities .........................             -              -              -          1,522
                                                                   ---------      ---------      ---------      ---------
                                                                      14,573          1,166         14,565          7,105
                                                                   ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES....................................        43,116          9,808         49,034         42,085

Income tax provision
   Current ...................................................        11,969          2,334         14,903         13,624
   Deferred ..................................................         4,446          1,275          3,779          2,525
                                                                   ---------      ---------      ---------      ---------
                                                                      16,415          3,609         18,682         16,149
                                                                   ---------      ---------      ---------      ---------
NET INCOME ...................................................     $  26,701      $   6,199      $  30,352      $  25,936
                                                                   =========      =========      =========      =========

NET INCOME PER COMMON SHARE - BASIC ..........................     $    1.72      $    0.40      $    1.96      $    1.67
                                                                   =========      =========      =========      =========

NET INCOME PER COMMON SHARE - DILUTED ........................     $    1.67      $    0.39      $    1.90      $    1.62
                                                                   =========      =========      =========      =========

CASH DIVIDENDS DECLARED PER COMMON SHARE .....................     $    0.11      $    0.10      $    0.33      $    0.30
                                                                   =========      =========      =========      =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .....................................................        15,493         15,581         15,509         15,549
   Diluted ...................................................        15,986         16,016         15,938         15,981

See accompanying notes.

                               HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                                     NINE MONTHS ENDED
                                                                                         APRIL 30,
                                                                                --------------------------
                                                                                  2003              2002
                                                                                --------          --------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...........................................................       $ 30,352          $ 25,936
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization .........................         23,336            20,029
       Deferred income taxes ............................................          3,779             2,525
       Dry hole costs and leasehold impairment ..........................              -                 -
       Equity in earnings of joint ventures .............................             86            (6,639)
       Gain on sale of assets ...........................................        (16,447)                -
       (Increase) decrease in current assets
         Accounts receivable ............................................         (8,777)           16,657
         Inventories ....................................................        (20,028)          (12,160)
         Income taxes receivable ........................................          8,699            (6,068)
         Prepayments and other ..........................................         (1,584)           (2,391)
       Increase (decrease) in current liabilities
         Accounts payable ...............................................         11,773            (3,744)
         Accrued liabilities ............................................          1,546            (3,225)
         Income taxes payable ...........................................          7,272            (4,661)
       Turnaround expenditures ..........................................         (4,704)          (13,957)
       Prepaid transportation ...........................................        (25,000)                -
       Other, net .......................................................         (2,441)           (1,097)
                                                                                --------          --------
        NET CASH PROVIDED FOR OPERATING ACTIVITIES ......................          7,862            11,205

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt ............................................         (8,571)           (8,572)
   Debt issuance costs ..................................................           (635)                -
   Issuance of common stock upon exercise of options.....................          1,595             1,506
   Purchase of treasury stock ...........................................         (3,104)             (160)
   Cash dividends .......................................................         (5,117)           (4,663)
                                                                                --------          --------
        NET CASH USED FOR FINANCING ACTIVITIES...........................        (15,832)          (11,889)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ........................        (47,556)          (20,816)
   Refinery acquisition deposit .........................................         (2,500)                -
   Investments and advances to joint ventures ...........................            (78)                -
   Distributions from joint ventures ....................................            524             8,250
   Proceeds from the sale of partial interest in joint venture...........              -               460
   Proceeds from sale of marketable equity securities ...................              -             4,500
   Proceeds from the sale of pipeline assets ............................         24,000                 -
                                                                                --------          --------
        NET CASH USED FOR INVESTING ACTIVITIES ..........................        (25,610)           (7,606)
                                                                                --------          --------

CASH AND CASH EQUIVALENTS
   DECREASE FOR THE PERIOD ..............................................        (33,580)           (8,290)
   Beginning of year ....................................................         71,630            65,840
                                                                                --------          --------
   END OF PERIOD ........................................................       $ 38,050          $ 57,550
                                                                                ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ........................................................       $  1,859          $  2,303
        Income taxes ....................................................       $  6,365          $ 23,958

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                       APRIL 30,                 APRIL 30,
                                                                                ----------------------     ---------------------
                                                                                  2003          2002         2003          2002
                                                                                --------      --------     --------      -------
                                                                                                 (In thousands)
NET INCOME ................................................................     $ 26,701      $  6,199     $ 30,352      $ 25,936
Other comprehensive income (loss)
   Reclassification adjustment to net income on sale of equity securities..            -             -            -        (1,522)
   Derivative instruments qualifying as cash flow hedging instruments
      Change in fair value of derivative instruments ......................          102           218         (108)       (1,188)
      Reclassification adjustment into net income .........................          108         1,029          108         3,116
                                                                                --------      --------     --------      --------
   Total income on cash flow hedges .......................................          210         1,247            -         1,928
                                                                                --------      --------     --------      --------
   Other comprehensive income before income taxes .........................          210         1,247            -           406
   Income tax expense .....................................................           80           488            -           163
                                                                                --------      --------     --------      --------
Other comprehensive income ................................................          130           759            -           243
                                                                                --------      --------     --------      --------
TOTAL COMPREHENSIVE INCOME ................................................     $ 26,831      $  6,958     $ 30,352      $ 26,179
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

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      APRIL 30,                    APRIL 30,
                                                              -------------------------     ------------------------
                                                                 2003           2002           2003          2002
                                                              ----------     ----------     -----------   ----------
                                                                       (In thousands, except per share data)
Net income.............................................       $   26,701     $    6,199     $    30,352   $   25,936

Average number of shares of common stock outstanding...           15,493         15,581          15,509       15,549
Effect of dilutive stock options.......................              493            435             429          432
                                                              ----------     ----------     -----------   ----------
Average number of shares of common stock outstanding
    assuming dilution..................................           15,986         16,016          15,938       15,981
                                                              ==========     ==========     ===========   ==========

Income per share - basic...............................       $     1.72     $     0.40     $      1.96   $     1.67
                                                              ==========     ==========     ===========   ==========

Income per share - diluted.............................       $     1.67     $     0.39     $      1.90   $     1.62
                                                              ==========     ==========     ===========   ==========

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

                               HOLLY CORPORATION


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    APRIL 2003,                            APRIL 30,
                                                            ---------------------------          ---------------------------
                                                              2003              2002                2003              2002
                                                            ---------         ---------          ----------         --------
                                                                           (In thousands, except share data)
Net income, as reported.............................        $  26,701         $   6,199          $  30,352          $ 25,936
Deduct: Total stock-based employee compensation
  expense determined under the fair value
  method for all awards, net of related tax effects               113               113                339               353
                                                            ---------         ---------          ---------          --------
Pro forma net income................................        $  26,588         $   6,086          $  30,013          $ 25,583
                                                            =========         =========          =========          ========
Net income per share - basic
  As reported.......................................        $    1.72         $    0.40          $    1.96          $   1.67
  Pro forma.........................................        $    1.72         $    0.39          $    1.94          $   1.65
Net income per share - diluted
  As reported.......................................        $    1.67         $    0.39          $    1.90          $   1.62
  Pro forma.........................................        $    1.66         $    0.38          $    1.88          $   1.60

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

NK Asphalt Partners Joint Venture (Unaudited):

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      APRIL 30,                             APRIL 30,
                                           -------------------------------       -----------------------------
                                             2003                  2002             2003                2002
                                           ---------            ---------        ----------           --------
                                                   (In thousands)                        (In thousands)

Sales (net)........................        $  13,057            $  14,259        $   50,990           $ 59,488
                                           =========            =========        ==========           ========
Gross Profit.......................        $   1,602            $   4,962        $    7,135           $ 17,377
                                           =========            =========        ==========           ========
Income (loss) from operations......        $  (1,065)           $   2,548        $     (381)          $ 12,578
                                           =========            =========        ==========           ========
Net income (loss) before taxes.....        $  (1,507)           $   2,136        $   (1,699)          $ 11,412
                                           =========            =========        ==========           ========

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

                               HOLLY CORPORATION

                                                                                  TOTAL FOR
                                                                  PIPELINE        REPORTABLE       CORPORATE       CONSOLIDATED
                                                  REFINING     TRANSPORTATION      SEGMENTS         & OTHER           TOTAL
                                                  --------     --------------     ----------       ---------       ------------
                                                                                (In thousands)
THREE MONTHS ENDED APRIL 30, 2003
   Sales and other revenues...................   $ 307,715        $   3,742        $ 311,457       $    723         $  312,180
   Depreciation and amortization..............   $   8,262        $     220        $   8,482       $    497         $    8,979
   Income (loss) from operations..............   $  14,446        $  17,917        $  32,363       $ (3,820)        $   28,543
   Income (loss) before income taxes..........   $  28,742        $  18,077        $  46,819       $ (3,703)        $   43,116

THREE MONTHS ENDED APRIL 30, 2002
   Sales and other revenues...................   $ 205,692        $   4,294        $ 209,986       $    341         $  210,327
   Depreciation and amortization..............   $   6,381        $     327        $   6,708       $    176         $    6,884
   Income (loss) from operations..............   $   8,409        $   2,593        $  11,002       $ (2,360)        $    8,642
   Income (loss) before income taxes..........   $   9,339        $   3,199        $  12,538       $ (2,730)        $    9,808

NINE MONTHS ENDED APRIL 30, 2003
   Sales and other revenues...................   $ 842,926        $  13,742        $ 856,668       $  1,530         $  858,198
   Depreciation and amortization..............   $  20,869        $     935        $  21,804       $  1,532         $   23,336
   Income (loss) from operations..............   $  19,933        $  23,743        $  43,676       $ (9,207)        $   34,469
   Income (loss) before income taxes..........   $  33,434        $  24,922        $  58,356       $ (9,322)        $   49,034

NINE MONTHS ENDED APRIL 30, 2002
   Sales and other revenues...................   $ 620,367        $  13,395        $ 633,762       $  1,266         $  635,028
   Depreciation and amortization..............   $  18,372        $   1,037        $  19,409       $    620         $   20,029
   Income (loss) from operations..............   $  34,146        $   7,579        $  41,725       $ (6,745)        $   34,980
   Income (loss) before income taxes..........   $  39,342        $   8,816        $  48,158       $ (6,073)        $   42,085

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

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's

                               HOLLY CORPORATION

tariffs on the pipelines to points in Arizona, including issues related to payments made by the Company for shipments of petroleum products from El Paso, Texas to Tucson and Phoenix, Arizona principally for the period from 1993 through July 2000. On January 29, 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. In April 2003, the Company received $15.2 million from Kinder Morgan as payment for the reparations ordered by FERC and such amount has been included as reparations payment received in net income for the fiscal quarter ended April 30, 2003. In June 2003 the FERC issued a further order requiring an adjustment in the computations which is expected to result in a small additional payment to the Company. The final FERC decision in this case is subject to judicial review by the Court of Appeals for the District of Columbia Circuit. In the event SFPP prevails in whole or in part in such judicial review, the reparations actually owed may be less than the $15.2 million and in that event part or all of the $15.2 million received by the Company in April 2003 would have to be refunded. At the date of this report, it is not possible to predict the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit.

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

                                HOLLY CORPORATION

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

Note N - Subsequent Event - Refinery Acquisition

         Effective June 1, 2003, the Company closed the acquisition of the Woods Cross refinery, located near Salt Lake City, Utah, and related assets, including a refined products terminal in Spokane, WA, and a 50% ownership interest in refined products terminals in Boise and Burley, Idaho, from ConocoPhillips. The assets were purchased for cash in the amount equal to $25 million less $3.8 million for certain assumed pension obligations plus $41 million for crude oil, refined product and other inventories. The pension obligation and inventory value are subject to adjustment. The Woods Cross refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase also included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming, and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The purchase was financed from existing working capital and a $25 million borrowing under the Company's credit facility.

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

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        APRIL 30,                APRIL 30,
                                                                 ----------------------    ----------------------
                                                                   2003         2002         2003         2002
                                                                 ---------    ---------    ---------    ---------
                                                                       (In thousands, except per share data)
Sales and other revenues .....................................   $ 312,180    $ 210,327    $ 858,198    $ 635,028

Operating costs and expenses
   Cost of products sold (exclusive of depreciation,depletion,
     and amortization) .......................................     255,376      165,350      719,764      491,356
   Operating expenses (exclusive of depreciation,depletion,
     and amortization) .......................................      28,439       23,717       78,768       71,729
   Selling, general and administrative expenses (exclusive of
     depreciation,depletion, and amortization) ...............       7,057        5,452       17,597       16,110
   Depreciation, depletion and amortization ..................       8,979        6,884       23,336       20,029
   Exploration expenses, including dry holes .................         233          282          711          824
                                                                 ---------    ---------    ---------    ---------
        Total operating costs and expenses ...................     300,084      201,685      840,176      600,048
                                                                 ---------    ---------    ---------    ---------

Gain on sale of assets .......................................      16,447            -       16,447            -

Income from operations .......................................      28,543        8,642       34,469       34,980

Other income (expense)
   Equity in earnings of joint ventures ......................        (690)       1,571          (86)       6,639
   Interest expense, net .....................................          37         (405)         575       (1,056)
   Reparations payment received ..............................      15,226            -       15,226            -
   Gain on sale of equity securities .........................           -            -            -        1,522
                                                                 ---------    ---------    ---------    ---------
                                                                    14,573        1,166       14,565        7,105
                                                                 ---------    ---------    ---------    ---------
Income before income taxes ...................................      43,116        9,808       49,034       42,085

Income tax provision..........................................      16,415        3,609       18,682       16,149
                                                                 ---------    ---------    ---------    ---------
Net income ...................................................   $  26,701    $   6,199    $  30,352    $  25,936
                                                                 =========    =========    =========    =========

Net income per common share - basic ..........................   $    1.72    $    0.40    $    1.96    $    1.67

Net income per common share - diluted ........................   $    1.67    $    0.39    $    1.90    $    1.62

Average number of common shares outstanding:
   Basic .....................................................      15,493       15,581       15,509       15,549
   Diluted ...................................................      15,986       16,016       15,938       15,981

                               HOLLY CORPORATION

BALANCE SHEET DATA (UNAUDITED)


                                                                             APRIL 30,              JULY 31,
                                                                               2003                   2002
                                                                            -----------           ------------
                                                                             (In thousands, except ratio data)
Cash and cash equivalents..............................................     $   38,050            $    71,630
Working capital........................................................     $   27,460            $    59,873
Total assets...........................................................     $  541,899            $   502,306
Total long-term debt, including current maturities.....................     $   25,714            $    34,285
Stockholders' equity...................................................     $  252,282            $   228,556
Total debt to capitalization ratio (1).................................            9.2%                  13.0%

(1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)


                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  APRIL 30,                  APRIL 30,
                                                           ----------------------    ----------------------
                                                              2003         2002         2003        2002
                                                           ---------    ---------    ---------    ---------
                                                               (In thousands )           (In thousands )
Sales and other revenues (1)
   Refining.............................................   $ 307,715    $ 205,692    $ 842,926    $ 620,367
   Pipeline Transportation..............................       3,742        4,294       13,742       13,395
   Corporate and Other..................................         723          341        1,530        1,266
                                                           ---------    ---------    ---------    ---------
   Consolidated.........................................   $ 312,180    $ 210,327    $ 858,198    $ 635,028
                                                           =========    =========    =========    =========

Income (loss) from operations (1)
   Refining.............................................   $  14,446    $   8,409    $  19,933    $  34,146
   Pipeline Transportation..............................      17,917        2,593       23,743        7,579
   Corporate and Other..................................      (3,820)      (2,360)      (9,207)      (6,745)
                                                           ---------    ---------    ---------    ---------
   Consolidated.........................................   $  28,543    $   8,642    $  34,469    $  34,980
                                                           =========    =========    =========    =========

Net cash provided by operating activities..............    $  18,406    $  17,677    $   7,862    $  11,205
Net cash used by financing activities...................   $  (2,185)      (1,558)   $ (15,832)   $ (11,889)
Net cash provided (used)by investing activities.........   $   4,078    $  (6,823)   $ (25,610)   $  (7,606)
Capital expenditures....................................   $  19,922    $   8,133    $  47,556    $  20,816
EBITDA (2)..............................................   $  52,058    $  17,097    $  72,945    $  63,170

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

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        APRIL 30,                  APRIL 30,
                                                                 ----------------------    ----------------------
                                                                    2003        2002         2003          2002
                                                                 ---------    ---------    ---------    ---------
                                                                     (In thousands)            (In thousands)
Net Income.............................................          $  26,701    $   6,199    $  30,352    $  25,936
   Add provision for income tax........................             16,415        3,609       18,682       16,149
   Add interest expense................................                135          622        1,224        2,320
   Subtract interest income............................               (172)        (217)        (649)      (1,264)
   Add depreciation and amortization...................              8,979        6,884       23,336       20,029
                                                                 ---------   ----------    ---------    ---------
EBITDA.................................................          $  52,058    $  17,097    $  72,945    $  63,170
                                                                 =========   ==========    =========    =========

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        APRIL 30,                APRIL 30,
                                                                 ----------------------    ----------------------
                                                                   2003         2002         2003          2002
                                                                 ---------    ---------    ---------    ---------
                                                                   (in thousands except for BPD and per barrel)
Crude charge (BPD) (1)....................................          60,500       63,400       63,300       58,500

Sales of refined products (BPD) (2).......................          80,700       76,600       81,700       74,500
Average sales price per sales barrel......................       $   42.84    $   30.26    $   37.77    $   30.43

Sales of produced refined products (BPD)..................          66,300       69,700       69,500       64,500
Average sales price per produced barrel...................       $   41.94    $   30.04    $   37.25    $   30.36

Reconciliation of Sales and other revenues in Consolidated Financial Statements
(Also see Note H to Consolidated Financial
Statements)

Sales of refined product (BPD).............................         80,700       76,600       81,700       74,500
Average sales price per sales barrel.......................      $   42.84    $   30.26    $   37.77    $   30.43
Refinery segment sales and other revenues (3)..............      $ 307,715    $ 205,692    $ 842,926    $ 620,367
Pipeline transportation segment sales and other revenues...      $   3,742    $   4,294    $  13,742    $  13,395
Corporate and Other sales and other revenues...............      $     723    $     341    $   1,530    $   1,266
                                                                 ---------    ---------    ---------    ---------
Consolidated Sales and other revenues......................      $ 312,180    $ 210,327    $ 858,198    $ 635,028
                                                                 =========    =========    =========    =========

(1) Crude charge represents the barrels per day of crude oil processed through the crude units at the Company's refineries.

(2) Includes refined products purchased for resale representing 14,300 BPD, 6,900 BPD, 12,200 BPD and 10,000 BPD, respectively.

(3) In addition to revenues from sales of refined products, the refining segment includes other miscellaneous revenues amounting to $25, ($603), $500, and $1,466, respectively.

                               HOLLY CORPORATION

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         APRIL 30,               APRIL 30,
                                                                 ----------------------    ----------------------
                                                                   2003         2002         2003         2002
                                                                 ---------    ---------    ---------    ---------
Sales of produced refined products
  Gasolines................................................           58.3%        58.2         57.6%        56.3%
  Diesel fuels.............................................           21.9%        21.4         21.6%        21.2%
  Jet fuels................................................            9.3%        10.2          9.9%        10.5%
  Asphalt..................................................            6.8%         6.1          7.3%         8.3%
  LPG and other............................................            3.7%         4.1          3.6%         3.7%
                                                                 ---------    ---------    ---------    ---------
       Total...............................................          100.0%       100.0        100.0%       100.0%
                                                                 =========    =========    =========    =========

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

                               HOLLY CORPORATION

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

                               HOLLY CORPORATION

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

                               HOLLY CORPORATION

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

         In May 2003, the Company amended its Revolving Credit Agreement with a group of banks led by Canadian Imperial Bank of Commerce and increased the commitment from $75 million to $100 million. The Company now has access to $100 million of commitments that can be used for revolving credit loans and letters of credit. Previously the Company had access to $75 million of commitments of which only $37.5 million could be used for revolving credit loans. The Company borrowed $10 million under the Revolving Credit Agreement in the quarter ended April 30, 2003, all of which was paid back during the quarter. At April 30, 2003 the Company had letters of credit outstanding under the facility of $12.7 million and had no borrowings outstanding.

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

         In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. This purchase gave the Company the ability to reconstruct the unit at the Navajo Refinery at an estimated savings of approximately $20.0 million as compared to the purchase

                               HOLLY CORPORATION

cost of a new unit. During the last four years, the Company spent approximately $41.6 million on relocation, engineering, equipment fabrication, and construction related to the hydrotreater and expansion projects. The remaining costs to complete the hydrotreater project and the expansion project are estimated to be approximately $22.2 million. The Company expects that the hydrotreater and expansion projects will be completed by December 2003. The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently adopted EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. In fiscal 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and will provide sufficient capacity to recover the additional extracted sulfur that will result from operation of the hydrotreater.

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

                               HOLLY CORPORATION

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

                                                                                PAYMENTS DUE BY PERIOD
                                                                 --------------------------------------------------
                                                                 LESS THAN
        CONTRACTUAL OBLIGATIONS                         TOTAL     1 YEAR      2-3 YEARS    4-5 YEARS   OVER 5 YEARS
        -----------------------                         ------   ---------    ---------    ---------   ------------
                                                                            (In thousands)
Long-term debt (stated maturities).........           $  25,714  $   8,571    $  17,143    $       -    $       -
Operating leases...........................           $  25,336  $   6,091    $  11,976    $   6,982    $     287

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

         As part of the Consent Decree filed December 2001 implementing an agreement reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality, the Company is required to make investments at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment currently expected to total between $15 million and $17 million over a period expected to end 2009.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2002.

         The proposed Longhorn Pipeline, which is owned by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is an additional potential source of pipeline transportation from Gulf

                                HOLLY CORPORATE

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

                               HOLLY CORPORATION

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

                               HOLLY CORPORATION

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

        In October 2002, the Company filed a motion to intervene and protest with the FERC with respect to a September 2002 petition for declaratory order filed by SFPP. SFPP's filing concerns its proposal to expand the capacity of its common carrier pipelines running from El Paso to Tucson and Phoenix by approximately 54,000 BPD. The Company's protest asks the FERC to rule that the costs of the proposed expansion should be reflected only in pipeline transportation rates for use of the proposed additional capacity rather than in rates for use of both the proposed additional capacity and the current capacity of these pipelines. On January 29, 2003, the FERC issued an order that, along with addressing other issues, did not accept the Company's position. In early March 2003 the Company filed with the FERC a request for rehearing on this matter. As of the date of this report, no action has been taken by the FERC

                                HOLLY CORPORATION

regarding the Company's request for hearing.

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

                On May 13, 2003, a Current Report on Form 8-K dated May 12, 2003 was filed under Item 5 Other Events and under Item 7 (c) Financial Statements and Exhibits concerning the Amendment to the Merger Agreement dated May 12, 2003 amending the Agreement and Plan of Merger dated March 30, 2003 among Holly, Frontier, Parent, Front Range and Himalaya. The Merger Agreement was previously filed on Holly's current report on Form 8-K filed on April 2, 2003. Exhibits included were the Amendment to the Merger Agreement dated May 12, 2003 and the Contingent Value Rights Agreement dated May 12, 2003.

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

                On June 2, 2003, a Current Report on Form 8-K was filed under
                Item 5 Other Events and under Item 7 (c) Financial Statements and Exhibits concerning the Company's announcement that it had closed its acquisition of the Woods Cross refinery, located near Salt Lake City, Utah, and related assets from ConocoPhillips and that it has

                                HOLLY CORPORATION

                amended its Credit and Reimbursement Agreement with a group of banks headed by the Canadian Imperial Bank of Commerce, and increased the commitment level of the Agreement. Exhibits included the Company's press release issued June 2, 2003.

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

Date: September 8, 2003                     /s/ LAMAR NORSWORTHY
                                            ------------------------------------
                                            Lamar Norsworthy
                                            Chairman of the Board and Chief
                                            Executive Officer

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

Date: September 8, 2003
                                               /s/ STEPHEN J. MCDONNELL
                                               -------------------------
                                               Stephen J. McDonnell
                                               Vice President and Chief
                                               Financial Officer