Form 10-QT
period 2002-12-31
HOLLY CORP
filed 2003-09-12
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended
                               --------
                                       OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from August 1, 2002 to December 31, 2002

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

15,506,028 shares of Common Stock, par value $.01 per share, were outstanding on September 5, 2003.

                                HOLLY CORPORATION
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
  PART I.     FINANCIAL INFORMATION

   Forward-Looking Statements                                                                          3

    Item 1.   Financial Statements

              Consolidated Balance Sheet - (Unaudited) -
              December 31, 2002 and July 31, 2002                                                      4

              Consolidated Statement of Income (Unaudited) -
              Five Months Ended December 31, 2002 and 2001                                             5

              Consolidated Statement of Cash Flows (Unaudited) -
              Five Months Ended December 31, 2002 and 2001                                             6

              Consolidated Statement of Comprehensive Income (Unaudited) -
              Five Months Ended December 31, 2002 and 2001                                             7

              Notes to Consolidated Financial Statements (Unaudited)                                   8

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      18

    Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                                                        32

    Item 4.   Controls and Procedures                                                                  32


  PART II.    OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                        33

    Item 6.   Exhibits and Reports on Form 8-K                                                         35

  Signatures                                                                                           38

  Certifications

                                     PART I


FORWARD-LOOKING STATEMENTS

         This Transition Report on Form 10-Q for the transition period from August 1, 2002 to December 31, 2002 contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Transition Report on Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") regarding the Company's financial position and results of operations in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and those in Item 1 "Legal Proceedings" in Part II, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the successful integration of the Woods Cross refinery, the outcome with respect to the litigation with Frontier Oil Corporation, the possibility of terrorist attacks and the consequences of any such attacks, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Transition Report on Form 10-Q, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Transition Report on Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Transition Report on Form 10-Q that are referred to above. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2002 and in conjunction with the discussion in this Transition Report on Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Transition Report on Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                           DECEMBER 31,      JULY 31,
                                                                                               2002            2002
                                                                                           ------------     ---------
                ASSETS                                                                  (In thousands, except share data)
CURRENT ASSETS
   Cash and cash equivalents                                                                $  24,266       $  71,630

   Accounts receivable: Product                                                                51,141          46,929
                        Crude oil resales                                                      97,017          88,466
                                                                                            ---------       ---------
                                                                                              148,158         135,395

   Inventories:         Crude oil and refined products                                         50,808          35,120
                        Materials and supplies                                                 10,329          10,188
                                                                                            ---------       ---------
                                                                                               61,137          45,308

   Income taxes receivable                                                                        647           8,699
   Prepayments and other                                                                       19,026          17,812
                                                                                            ---------       ---------
        TOTAL CURRENT ASSETS                                                                  253,234         278,844

Properties, plants and equipment, at cost                                                     434,292         410,987
Less accumulated depreciation, depletion and amortization                                    (220,142)       (211,526)
                                                                                            ---------       ---------
                                                                                              214,150         199,461
Investments in and advances to joint ventures                                                  15,955          15,732

Other assets:           Prepaid transportation                                                 25,000              --
                        Refinery acquisition deposit                                            2,500              --
                        Other, net                                                              3,841           8,269
                                                                                            ---------       ---------
                                                                                               31,341           8,269
                                                                                            ---------       ---------
        TOTAL ASSETS                                                                        $ 514,680       $ 502,306
                                                                                            =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                         $ 207,418       $ 185,058
   Accrued liabilities                                                                         23,722          25,342
   Current maturities of long-term debt                                                         8,571           8,571
                                                                                            ---------       ---------
        TOTAL CURRENT LIABILITIES                                                             239,711         218,971
Deferred income taxes                                                                          28,254          29,065
Long-term debt, less current maturities                                                        17,143          25,714
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued                     --              --
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,846,696 and 16,759,396 shares issued as of December 31, 2002 and July 31, 2002            168             168
   Additional capital                                                                          15,221          14,013
   Retained earnings                                                                          225,759         223,770
                                                                                            ---------       ---------
                                                                                              241,148         237,951
   Common stock held in treasury, at cost -
     1,328,868 and 1,197,968 shares as of December 31, 2002 and July 31, 2002                 (11,605)         (9,395)
   Accumulated other comprehensive loss                                                            29              --
                                                                                            ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY                                                            229,572         228,556
                                                                                            ---------       ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 514,680       $ 502,306
                                                                                            =========       =========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                       FIVE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                    -------------------------
                                                                      2002            2001
                                                                    ---------       ---------
                                                              (In thousands, except per share data)
SALES AND OTHER REVENUES                                            $ 448,637       $ 363,854

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation, depletion,
     and amortization)                                                377,538         278,837
   Operating expenses (exclusive of depreciation, depletion,
     and amortization)                                                 41,566          40,337
   Selling, general and administrative expenses (exclusive of
     depreciation, depletion, and amortization)                         9,025           8,963
   Depreciation, depletion and amortization                            11,726          10,875
   Exploration expenses, including dry holes                              392             456
                                                                    ---------       ---------
        TOTAL OPERATING COSTS AND EXPENSES                            440,247         339,468
                                                                    ---------       ---------
INCOME FROM OPERATIONS                                                  8,390          24,386

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures                                   726           5,037
   Interest income                                                        415             963
   Interest expense                                                    (1,014)         (1,479)
   Gain on sale of equity securities                                       --           1,522
                                                                    ---------       ---------
                                                                          127           6,043
                                                                    ---------       ---------
INCOME BEFORE INCOME TAXES                                              8,517          30,429

Income tax provision (benefit)
   Current                                                              4,613          11,572
   Deferred                                                            (1,499)            250
                                                                    ---------       ---------
                                                                        3,114          11,822
                                                                    ---------       ---------
NET INCOME                                                          $   5,403       $  18,607
                                                                    =========       =========

NET INCOME PER COMMON SHARE - BASIC                                 $    0.35       $    1.20
                                                                    =========       =========

NET INCOME PER COMMON SHARE - DILUTED                               $    0.34       $    1.17
                                                                    =========       =========

CASH DIVIDENDS PAID PER COMMON SHARE                                $    0.11       $    0.10
                                                                    =========       =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic                                                               15,516          15,524
   Diluted                                                             15,902          15,949

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


                                                                     FIVE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                  -----------------------
                                                                    2002          2001
                                                                  --------       --------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $  5,403       $ 18,607
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization                     11,726         10,875
       Deferred income taxes                                        (1,499)           250
       Equity in earnings of joint ventures                           (726)        (5,037)
       (Increase) decrease in current assets
         Accounts receivable                                       (12,763)        34,734
         Inventories                                               (15,829)        (8,044)
         Income taxes receivable                                     8,052          3,514
         Prepayments and other                                        (594)           469
       Increase (decrease) in current liabilities
         Accounts payable                                           22,360        (27,933)
         Accrued liabilities                                        (1,570)        (1,818)
         Income taxes payable                                           --         (4,193)
       Turnaround expenditures                                         (62)       (14,165)
       Prepaid transportation                                      (25,000)            --
       Other, net                                                    1,529         (1,324)
                                                                  --------       --------
        NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES        (8,973)         5,935

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt                                        (8,571)        (8,572)
   Debt issuance costs                                                (635)            --
   Issuance of common stock upon exercise of options                 1,208          1,450
   Purchase of treasury stock                                       (2,210)          (160)
   Cash dividends                                                   (3,414)        (3,105)
                                                                  --------       --------
        NET CASH USED FOR FINANCING ACTIVITIES                     (13,622)       (10,387)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment                   (22,793)       (10,405)
   Refinery acquisition deposit                                     (2,500)            --
   Distributions from joint ventures                                   524          1,150
   Proceeds from sale of marketable equity securities                   --          4,500
                                                                  --------       --------
        NET CASH USED FOR INVESTING ACTIVITIES                     (24,769)        (4,755)
                                                                  --------       --------

CASH AND CASH EQUIVALENTS
   DECREASE FOR THE PERIOD                                         (47,364)        (9,207)
   Beginning of year                                                71,630         65,840
                                                                  --------       --------
   END OF PERIOD                                                  $ 24,266       $ 56,633
                                                                  ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest                                                  $  1,738       $  2,143
        Income taxes                                              $  3,959       $ 11,919

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                                 FIVE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                 2002          2001
                                                                               --------      --------
                                                                                   (In thousands)
NET INCOME                                                                     $  5,403      $ 18,607
Other comprehensive income (loss)
   Reclassification adjustment to net income on sale of equity securities            --        (1,522)
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments                                 47        (1,147)
      Reclassification adjustment into net income                                    --         1,749
                                                                               --------      --------
   Total income on cash flow hedges                                                  47           602
                                                                               --------      --------
  Other comprehensive income (loss) before income taxes                              47          (920)
   Income tax expense (benefit)                                                      18          (355)
                                                                               --------      --------
Other comprehensive income (loss)                                                    29          (565)
                                                                               --------      --------
TOTAL COMPREHENSIVE INCOME                                                     $  5,432      $ 18,042
                                                                               ========      ========

See accompanying notes.

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Presentation of Financial Statements

       In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 2002, the consolidated results of operations and comprehensive income for the five months ended December 31, 2002 and 2001, and consolidated cash flows for the five months ended December 31, 2002 and 2001.

       Certain notes and other information have been condensed or omitted, therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 31, 2002.

       References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the five months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

       In January 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45"). FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The adoption of the statement on January 1, 2003 is expected to have no effect on the Company's financial condition, results of operations, or cash flows.

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

       The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of December 31, 2002, the Company had approximately $11.1 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. The current monthly amortization is approximately $811,000. If this proposed Statement of Position had been adopted in its current

                                HOLLY CORPORATION

form, as of December 31, 2002, the Company would have been required to expense $11.1 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

Note C - Earnings Per Share

        Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. Options granted in December 2001 to purchase 50,000 shares of common stock were not included in computing diluted income per share because their effects were antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:


                                                           FIVE MONTHS ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                           2002         2001
                                                          -------      -------
                                                 (In thousands, except per share data)
Net income                                                $ 5,403      $18,607

Average number of shares of common stock outstanding       15,516       15,524
Effect of dilutive stock options                              386          425
                                                          -------      -------
Average number of shares of common stock
        outstanding assuming dilution                      15,902       15,949
                                                          =======      =======

Income per share - basic                                  $  0.35      $  1.20
                                                          =======      =======

Income per share - diluted                                $  0.34      $  1.17
                                                          =======      =======

                               HOLLY CORPORATION


Note D - Stock-Based Compensation

         The Company has stock option plans under which certain officers and employees have been granted options. All the options have been granted at prices equal to the market value of the shares at the time of the grant and generally expire on the tenth anniversary of the grant date. The Company's stock-based compensation is measured in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market price of the underlying stock on the dates of grant.

         The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock based Employee compensation.


                                                            FIVE MONTHS ENDED
                                                               DECEMBER 31,
                                                         --------------------------
                                                           2002             2001
                                                         ----------      ----------
                                                   (In thousands, except per share data)
Net income, as reported                                  $    5,403      $   18,607
Deduct: Total stock-based employee compensation
  expense determined under the fair value
  method for all awards, net of related tax effects             189             202
                                                         ----------      ----------
Pro forma net income                                     $    5,214      $   18,405
                                                         ==========      ==========
Net income per share - basic
  As reported                                            $     0.35      $     1.20
  Pro forma                                              $     0.34      $     1.19
Net income per share - diluted
  As reported                                            $     0.34      $     1.17
  Pro forma                                              $     0.33      $     1.15

                               HOLLY CORPORATION


Note E - Investments in Joint Ventures

         The Company currently has a 49% interest in NK Partners, a joint venture that manufactures and markets asphalt products from various terminals in Arizona and New Mexico. The Company accounts for earnings using the equity method. The Company's Navajo Refinery sells at market prices all of its produced asphalt to the joint venture. Sales to the joint venture during the five months ended December 31, 2002 and 2001 were $11.1 million and $9.2 million, respectively.

NK Asphalt Partners Joint Venture (Unaudited):

                                              DECEMBER 31,
                                      -----------------------------
                                          2002             2001
                                      ------------     ------------
                                            (In thousands)

Sales (net) .....................     $     33,713     $     42,310
                                      ============     ============

Gross Profit ....................     $      4,667     $     11,275
                                      ============     ============

Income from operations ..........     $        824     $      9,738
                                      ============     ============

Net income before taxes .........     $         97     $      9,103
                                      ============     ============

Note F - Debt

         In May 2003, the Company amended its Revolving Credit Agreement with a group of banks led by Canadian Imperial Bank of Commerce and increased the commitment from $75 million to $100 million. The Company now has access to $100 million of commitments that can be used for revolving credit loans and letters of credit. Previously the Company had access to $75 million of commitments, of which only $37.5 million could be used for revolving credit loans. At December 31, 2002, the Company had letters of credit outstanding under the facility of $11.3 million and had no borrowings outstanding.

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

                               HOLLY CORPORATION


Note H - Stockholders' Equity

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. During the five months ended December 31, 2002, the Company repurchased 130,900 shares at a cost of approximately $2.2 million or an average of $16.88 per share. From inception of the plan through September 5, 2003, the Company has repurchased 272,400 shares at a cost of approximately $4.7 million.

Note I - Derivative Instruments and Hedging Activities

         The Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 through May 2002. These transactions were designated as cash flow hedges of forecasted purchases. During the five months ended December 31, 2001, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $602,000 of income in comprehensive income. Gains (losses) on the natural gas hedges were reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impacted earnings.

         The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refinery margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. Gains and losses reported in accumulated other comprehensive income will be reclassified into income when the forecasted transactions affect income. During the five months ended December 31, 2002, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $47,000 of income in comprehensive income.

                               HOLLY CORPORATION


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

                                                                          TOTAL FOR
                                                             PIPELINE     REPORTABLE      CORPORATE      CONSOLIDATED
                                             REFINING     TRANSPORTATION   SEGMENTS        & OTHER          TOTAL
                                            -----------   --------------  -----------    -----------     -----------
                                                                        (In thousands)
FIVE MONTHS ENDED DECEMBER 31, 2002
  Sales and other revenues .............    $   439,788    $     8,245    $   448,033    $       604     $   448,637
  Depreciation and amortization ........    $    10,264    $       600    $    10,864    $       862     $    11,726
  Income (loss) from operations ........    $     8,017    $     4,800    $    12,817    $    (4,427)    $     8,390
  Income (loss) before income taxes ....    $     7,498    $     5,728    $    13,226    $    (4,709)    $     8,517

FIVE MONTHS ENDED DECEMBER 31, 2001
  Sales and other revenues .............    $   355,408    $     7,623    $   363,031    $       823     $   363,854
  Depreciation and amortization ........    $     9,884    $       606    $    10,490    $       385     $    10,875
  Income (loss) from operations ........    $    23,887    $     4,128    $    28,015    $    (3,629)    $    24,386
  Income (loss) before income taxes ....    $    27,989    $     4,786    $    32,775    $    (2,346)    $    30,429

                               HOLLY CORPORATION


Note K - Contingencies

         In November 2002, the Company settled by agreement litigation brought in August 1998 by Longhorn Partners Pipeline, L.P. ("Longhorn Partners") against the Company in a state court in El Paso, Texas and litigation brought in August 2002 by the Company against Longhorn Partners and related parties in a state court in Carlsbad, New Mexico. Under the settlement agreement, which was developed in voluntary mediation, in November 2002, the Company paid $25 million to Longhorn Partners as a prepayment for the transportation of 7,000 barrels per day of refined products from the Gulf Coast to El Paso for a period of up to 6 years from the date of the Longhorn Pipeline's start-up. Longhorn Partners has also issued to the Company an unsecured $25 million promissory note, subordinated to certain other indebtedness, that would become payable with interest in the event that the Longhorn Pipeline does not begin operations by July 1, 2004, or to the extent Longhorn Partners is unable to provide the Company the full amount of the agreed transportation services. In the unaudited consolidated balance sheet at December 31, 2002, the $25 million settlement is reflected in Assets as "Other assets - Prepaid transportation."

Note L - Subsequent Events

Proposed Merger of Company and Frontier Oil Corporation and Related Litigation

         On March 31, 2003, Frontier Oil Corporation ("Frontier") and the Company announced an agreement (the "Frontier Merger Agreement") pursuant to which the two companies would be combined. The combined company would be called Frontier Oil Corporation and would be headquartered in Houston, Texas. Terms of the Frontier Merger Agreement provided for the Company's stockholders to receive one share of Frontier common stock for each share of Holly common stock, plus an aggregate cash payment of $172.5 million, or approximately $11.13 per common share, based on the current number of outstanding Holly shares. The Company has approximately 15.5 million common shares outstanding, and Frontier has approximately 26.1 million common shares outstanding. The Company's stockholders would also retain a non-transferable interest in potential future recoveries in litigation related to past sales of jet fuel to the United States government. The transaction was expected to be non-taxable to the stockholders of both companies, except for the cash consideration and contingent value rights to be received by the Company's stockholders. The Frontier Merger Agreement contained reciprocal provisions for the payment of $15 million termination fees, plus up to $1 million of expenses, under certain circumstances. A registration statement on Form S-4 relating to the merger was initially filed with the Securities and Exchange Commission on May 13, 2003 by Front Range Himalaya Corporation, and later amended on June 27, 2003 and August 7, 2003.

         On August 20, 2003, Frontier filed a lawsuit in the Delaware Court of Chancery seeking declaratory relief and damages based on allegations that the Company repudiated its obligations under the Frontier Merger Agreement.

         On August 21, 2003, the Company formally notified Frontier of the Company's position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constitute a breach of Frontier's representations and warranties in the Frontier Merger Agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. Under the Frontier Merger Agreement, if a breach has occurred and is not timely cured, the Company is not obligated to close the merger and has the

                               HOLLY CORPORATION


right to terminate the Frontier Merger Agreement. To the date on which this report was filed with the Securities and Exchange Commission, the Company's Board of Directors has not taken any action to terminate the Frontier Merger Agreement under this or any other provision, nor has the Company's Board changed its recommendation with respect to the business combination.

         On September 2, 2003, the Company filed in the Delaware Court of Chancery its Answer and Counterclaims seeking declaratory judgments that the Company did not repudiate the Frontier Merger Agreement, that Frontier has repudiated the Frontier Merger Agreement, that Frontier has breached certain representations made by Frontier in the Frontier Merger Agreement, that the Company's obligations under the Frontier Merger Agreement were and are excused and that the Company may terminate the Frontier Merger Agreement without liability, and seeking damages in an unspecified amount as well as costs and attorneys' fees.

         Trial with respect to Frontier's Complaint and the Company's Answer and Counterclaims is currently scheduled to begin in early December 2003. The Company believes that the claims made by Frontier in the litigation are wholly without merit and that the Company's counterclaims are well founded.

Sale of Pipeline Assets

        On March 3, 2003, the Company sold its Iatan crude oil gathering pipeline system located in West Texas to Plains Marketing L.P. for a purchase price of $24 million in cash. In connection with the transaction, the Company and Plains entered into a six and one-half year agreement which commits the Company to transport any crude oil purchased by the Company in the relevant area on the Iatan system at an agreed upon tariff. The sale resulted in a pre-tax gain for the Company of approximately $16.2 million.

Reparation Payment

        In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona, including issues related to payments made by the Company for shipments of petroleum products from El Paso, Texas to Tucson and Phoenix, Arizona principally for the period from 1993 through July 2000. On January 29, 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. In April 2003, the Company received $15.2 million from Kinder Morgan as payment for the reparations ordered by FERC and such amount has been included as reparations payment received in net income in April 2003. In June 2003 the FERC issued a further order requiring an adjustment in the computations which has resulted in an additional payment to the Company of approximately $104,000 which will be included in net income for the quarter ended September 30, 2003. The final FERC decision in this case is subject to judicial review by the Court of Appeals for the District of Columbia Circuit. Briefing in this case is essentially complete and oral argument in the Court of Appeals is scheduled for November 2003. In the event SFPP prevails in whole or in part in such judicial review, the reparations actually owed may be less than the $15.3 million received by the Company with

                               HOLLY CORPORATION


respect to this matter, and in that event part or all of the amounts received by the Company would have to be refunded. At the date of this report, it is not possible to predict the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit.

Refinery Acquisition

        Effective June 1, 2003, the Company closed the acquisition of the Woods Cross refinery, located near Salt Lake City, Utah, and related assets, including a refined products terminal in Spokane, WA, and a 50% ownership interest in refined products terminals in Boise and Burley, Idaho, from ConocoPhillips. The assets were purchased for cash in the amount equal to $25 million less $3.8 million for certain assumed pension obligations plus $36.1 million for crude oil, refined product and other inventories. The pension obligation is subject to adjustment. The Woods Cross refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase also included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming, and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The purchase was financed from existing working capital and a $25 million borrowing under the Company's credit facility.

Purchase of Additional Interest in Rio Grande Joint Venture

        On June 30, 2003, the Company, through a wholly-owned, indirect subsidiary purchased Juarez Pipeline Company's forty-five percent (45%) interest in Rio Grande Pipeline Company, adding to the twenty-five percent (25%) that the Company's subsidiary already owned. The purchase price was $27.5 million plus $1.1 million for certain purchase price adjustments. Juarez Pipeline Company is a wholly-owned, indirect subsidiary of The Williams Companies, Inc. The Rio Grande Pipeline Company, a partnership that will now be owned 70% by the Company and 30% by BP, serves Northern Mexico by transporting liquid petroleum gases ("LPGs") from a point near Odessa, Texas to Pemex Gas ("Pemex") at a point near El Paso, Texas. Pemex then transports the LPGs to its Mendez Terminal near Juarez, Mexico.

Sale of Woods Cross Retail Assets

        In August 2003, the Company sold its retail assets located in Utah and Wyoming for $7 million plus the value of inventories. The asset package included twenty-five operating retail sites and three closed properties that the Company acquired from ConocoPhillips on June 1, 2003 in its acquisition of the Woods Cross Refinery. The Company will continue to supply the stations with fuel from its Woods Cross Refinery.

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

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)

                                                                                 FIVE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
                                                                        (In thousands, except per share data)

Sales and other revenues .............................................     $    448,637      $    363,854

Operating costs and expenses
   Cost of products sold (exclusive of depreciation, depletion,
     and amortization) ...............................................          377,538           278,837
   Operating expenses (exclusive of depreciation, depletion,
     and amortization) ...............................................           41,566            40,337
   Selling, general and administrative expenses (exclusive of
     depreciation, depletion, and amortization) ......................            9,025             8,963
   Depreciation, depletion and amortization ..........................           11,726            10,875
   Exploration expenses, including dry holes .........................              392               456
                                                                           ------------      ------------
        Total operating costs and expenses ...........................          440,247           339,468
                                                                           ------------      ------------
Income from operations ...............................................            8,390            24,386

Other income (expense)
   Equity in earnings of joint ventures ..............................              726             5,037
   Interest expense, net .............................................             (599)             (516)
   Gain on sale of equity securities .................................               --             1,522
                                                                           ------------      ------------
                                                                                    127             6,043
                                                                           ------------      ------------
Income before income taxes ...........................................            8,517            30,429
Income tax provision .................................................            3,114            11,822
                                                                           ------------      ------------
Net income ...........................................................     $      5,403      $     18,607
                                                                           ============      ============


Net income per common share - basic ..................................     $       0.35      $       1.20

Net income per common share - diluted ................................     $       0.34      $       1.17

Average number of common shares outstanding:
   Basic .............................................................           15,516            15,524
   Diluted ...........................................................           15,902            15,949

                               HOLLY CORPORATION


BALANCE SHEET DATA (UNAUDITED)

                                                                 DECEMBER 31,        JULY 31,
                                                                     2002              2002
                                                                 ------------      ------------
                                                                (In thousands, except ratio data)
Cash and cash equivalents ..................................     $     24,266      $     71,630
Working capital ............................................     $     13,523      $     59,873
Total assets ...............................................     $    514,680      $    502,306
Total long-term debt, including current maturities .........     $     25,714      $     34,285
Stockholders' equity .......................................     $    229,572      $    228,556
Total debt to capitalization ratio(1) ......................             10.1%             13.0%

(1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)

                                                                       FIVE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
                                                                         (In thousands)
Sales and other revenues (1)
   Refining ................................................     $    439,788      $    355,408
   Pipeline Transportation .................................            8,245             7,623
   Corporate and Other .....................................              604               823
                                                                 ------------      ------------
   Consolidated ............................................     $    448,637      $    363,854
                                                                 ============      ============

Income (loss) from operations (1)
   Refining ................................................     $      8,017      $     23,887
   Pipeline Transportation .................................            4,800             4,128
   Corporate and Other .....................................           (4,427)           (3,629)
                                                                 ------------      ------------
   Consolidated ............................................     $      8,390      $     24,386
                                                                 ============      ============

Net cash provided (used) from operating activities .........     $     (8,973)     $      5,935
Net cash provided (used) from financing activities .........     $    (13,622)     $    (10,387)
Net cash provided (used) from investing activities .........     $    (24,769)     $     (4,755)
Capital expenditures .......................................     $     25,293      $     10,405
EBITDA (2) .................................................     $     20,842      $     41,820

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

                               HOLLY CORPORATION


(2) Earnings before interest, taxes, depreciation and amortization - EBITDA is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation based upon generally accepted accounting principles: however, the amounts included in the EBITDA calculation are derived from amounts included in the consolidated financial statements of the Company. EBITDA should not be considered as an alternative to net income or operating income, as an indication of operating performance of the Company or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor's understanding of the Company's ability to satisfy principal and interest obligations with respect to the Company's indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by the Company's management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income as follows:

                                                       FIVE MONTHS ENDED
                                                          DECEMBER 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
                                                         (In thousands)

Net Income (loss) ..........................     $      5,403      $     18,607
   Add provision for income tax ............            3,114            11,822
   Add interest expense ....................            1,014             1,479
   Subtract interest income ................             (415)             (963)
   Add depreciation and amortization .......           11,726            10,875
                                                 ------------      ------------
EBITDA .....................................     $     20,842      $     41,820
                                                 ============      ============

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                                             FIVE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                           2002             2001
                                                                       ------------     ------------
                                                                           (IN THOUSANDS EXCEPT
                                                                          FOR BPD AND PER BARREL)
Crude charge (BPD) (1) ...........................................           64,300           54,500

Sales of refined products (BPD) (2) ..............................           82,300           73,300
Average sales price per sales barrel .............................     $      34.92     $      31.68

Sales of produced refined products (BPD) .........................           70,500           60,600
Average sales price per produced barrel ..........................     $      34.65     $      31.71

Reconciliation of Sales and other revenues in Consolidated Financial Statements
(Also see Note H to Consolidated Financial
Statements)

Sales of refined product (BPD) ...................................           82,300           73,300
Average sales price per sales barrel .............................     $      34.92     $      31.68
Refinery segment sales and other revenues (3) ....................     $    439,788     $    355,408
Pipeline transportation segment sales and other revenues .........     $      8,245     $      7,623
Corporate and Other sales and other revenues .....................     $        604     $        823
                                                                       ------------     ------------
Consolidated Sales and other revenues ............................     $    448,637     $    363,854
                                                                       ============     ============

(1) Crude charge represents the barrels per day of crude oil processed through the crude units at the Company's refineries.

                               HOLLY CORPORATION


(2) Includes refined products purchased for resale representing 11,800 BPD, and 12,700 BPD, respectively.

(3) In addition to revenues from sales of refined products, the refining segment includes other miscellaneous revenues amounting to $79,000, and $120,000, respectively.

                                                   FIVE MONTHS ENDED
                                                      DECEMBER 31,
                                             ------------------------------
                                                 2002              2001
                                             ------------      ------------
Sales of produced refined products
  Gasolines ............................             60.1%             59.2%
  Diesel fuels .........................             21.7%             20.7%
  Jet fuels ............................             11.0%             11.0%
  Asphalt ..............................              5.2%              7.4%
  LPG and other ........................              2.0%              1.7%
                                             ------------      ------------
       Total ...........................            100.0%            100.0%
                                             ============      ============

RESULTS OF OPERATIONS - FIVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH FIVE MONTHS ENDED DECEMBER 31, 2001

Summary

        For the five months ended December 31, 2002, net income was $5.4 million ($0.35 per basic share or $0.34 per diluted share) compared to $18.6 million ($1.20 per basic share or $1.17 per diluted share) for the five months ended December 31, 2001. The lower level of net income for the five months ended December 31, 2002, as compared to the prior year period, was principally the result of lower refined product margins. During the five months ended December 31, 2001, the Company along with the refining industry as a whole was still experiencing very favorable refining margins, which have since declined. Equity in earnings at the Company's asphalt joint venture declined substantially for the five months ended December 31, 2002 compared to the five months ended December 31, 2001. Sales volumes increased for the five months ended December 31, 2002 compared to the five months ended December 31, 2001 when sales volumes were lower due to planned maintenance turnarounds.

Five Months Ended December 31, 2002 Compared with Five Months Ended December 31, 2001

        Net income for the five months ended December 31, 2002 was $5.4 million compared to $18.6 million for the five months ended December 31, 2001. Refining margins were substantially lower in the five months ended December 31, 2002 as compared to the comparable period ending December 31, 2001 and there were lower earnings from the Company's asphalt joint venture in the five months ended December 31, 2002 as compared to substantial earnings for the joint venture for the same period ended December 31, 2001.

        For the five months ended December 31, 2002, refining margins of $5.55 per barrel were significantly less than the refinery margins of $7.88 per barrel for the five months ended December 31, 2001. During the five months ended December 31, 2001, the Company along with the refining industry as a whole, was still experiencing very favorable refining margins, which have since declined. Revenues from the sale of refined products increased to $448.6 million in the five months ended December 31, 2002 from $363.9 million in the five months

                               HOLLY CORPORATION


ended December 31, 2001 due principally to higher refined product sales prices. Total product sales volumes for the five months ended December 31, 2002 increased significantly from the five months ended December 31, 2001 when sales volumes were lower due to planned maintenance turnarounds.

        Cost of sales for the five months ended December 31, 2002 increased to $377.5 million from $278.8 million for the five months ended December 31, 2001. The $98.7 million increase was primarily due to higher costs of crude oil and, to a lesser extent, higher production volumes.

        Operating expenses increased to $41.6 million for the five months ended December 31, 2002, compared to $40.3 million for the five months ended December 31, 2001, primarily due to higher natural gas prices and higher maintenance expenses.

        Equity in earnings of joint ventures declined substantially to $726,000 for the five months ended December 31, 2002, from $5.0 million for the five months ended December 31, 2001. The $4.3 million decline resulted primarily from lower earnings at the Company's asphalt joint venture because of lower margins for the five months ended December 31, 2002, compared to substantial earnings for the joint venture in the five months ended December 31, 2001, and an inventory charge of $1.3 million in the five months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased by $47.4 million during the five months ended December 31, 2002. The reduction in cash was due partially to the net use of $9.0 million cash for operating activities that was largely a result of a $25.0 million payment for prepaid transportation services as part of a settlement by agreement of litigation with Longhorn Partners Pipeline, L.P. The reduction in cash was also affected by $25.4 million in capital expenditures, principally for the Navajo Refinery's gas oil hydrotreater and refinery expansion projects, $8.6 million for scheduled principal payments of long-term debt, $2.2 million paid for repurchase of treasury shares and $3.4 million for cash dividends.

        On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. During the five months ended December 31, 2002, the Company repurchased 130,900 shares at a cost of approximately $2.2 million or an average of $16.88 per share. From inception of the plan through September 5, 2003, the Company has repurchased 272,400 shares at a cost of approximately $4.7 million.

        In December 2001, an agreement was reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Consent Decree implementing this agreement requires investments by the Company expected to total between $15 million and $17 million over a number of years for the installation of certain state of the art pollution control equipment at the Company's New Mexico and Montana refineries.

        In May 2003, the Company amended its Revolving Credit agreement with a group of banks led by Canadian Imperial Bank of Commerce and increased the commitment from $75

                               HOLLY CORPORATION


million to $100 million. The Company now has access to $100 million of commitments that can be used for revolving credit loans and letters of credit. Previously the Company had access to $75 million of commitments, of which only $37.5 million could be used for revolving credit loans. At December 31, 2002 the Company had letters of credit outstanding under the facility of $11.3 million and had no borrowings outstanding.

        Effective June 1, 2003, the Company closed the acquisition of the Woods Cross refinery, located near Salt Lake City, Utah, and related assets, including a refined products terminal in Spokane, WA, and a 50% ownership interest in refined products terminals in Boise and Burley, ID, from ConocoPhillips. The assets were purchased for cash in the amount equal to $25 million less $3.8 million for certain assumed pension obligations plus $36.1 million for crude oil, refined product and other inventories. The pension obligation is subject to adjustment. The Woods Cross refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase also included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming, and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The purchase was financed from existing working capital and a $25 million borrowing under the Company's credit facility.

        In August 2003, the Company sold its retail assets located in Utah and Wyoming for $7 million plus the value of inventories. The asset package included twenty-five operating retail sites and three closed properties that the Company acquired from ConocoPhillips on June 1, 2003 in its acquisition of the Woods Cross Refinery. The Company will continue to supply the stations with fuel from its Woods Cross Refinery.

        On March 3, 2003, the Company sold its Iatan crude oil gathering pipeline system located in West Texas to Plains Marketing L.P. for a purchase price of $24 million in cash. In connection with the transaction, the Company and Plains entered into a six and one-half year agreement which commits the Company to transport any crude oil purchased by the Company in the relevant area on the Iatan system at an agreed upon tariff. The sale resulted in a pre-tax gain for the Company of approximately $16.2 million.

        On June 30, 2003, the Company, through a wholly-owned, indirect subsidiary purchased Juarez Pipeline Company's forty-five percent (45%) interest in Rio Grande Pipeline Company, adding to the twenty-five percent (25%) that the Company's subsidiary already owned. The purchase price was $27.5 million plus $1.1 million for certain purchase price adjustments. Juarez Pipeline Company is a wholly-owned, indirect subsidiary of The Williams Companies, Inc. The Rio Grande Pipeline Company, a partnership that will now be owned 70% by the Company and 30% by BP, serves Northern Mexico by transporting liquid petroleum gases ("LPGs") from a point near Odessa, Texas to Pemex Gas ("Pemex") at a point near El Paso, Texas. Pemex then transports the LPGs to its Mendez Terminal near Juarez, Mexico.

        The Company believes its internally generated cash flow together with its Credit Agreement should provide adequate resources to fund planned capital projects and acquisitions, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's current liquidity needs.

                               HOLLY CORPORATION

Cash Flows from Operating Activities

        Cash flows used for operating activities for the five months ended December 31, 2002 were $9.0 million. For the comparable five months ended December 31, 2001, cash provided by operating activities was $5.9 million. The $14.9 million decrease in cash used for operating activities for the five months ended December 31, 2002 as compared to the five months ended December 31, 2001 was due to a reduction in net income of $13.2 million (which was principally the result of lower refined product margins and lower earnings of $4.3 million from joint ventures), a payment of $25.0 million for prepaid transportation services, reduced turnaround expenditures of $14.1 million as compared to the five months ended December 31, 2001 and changes in working capital items. In the five months ended December 31, 2002, changes in working capital items used $344,000 as compared to the five months ended December 2001 when changes in working capital provided $3.3 million.

Cash Flows from Financing Activities

        Cash flows used for financing activities were $13.6 million for the five months ended December 31, 2002, as compared to $10.4 million in the same period of the prior year. During the five months ended December 31, 2002, the Company made a scheduled repayment of long-term debt for $8.6 million, incurred $635,000 in debt issuance costs in connection with extending its $75 million credit facility to October 2004, spent $2.2 million to repurchase 130,900 shares of common stock, paid $3.4 million in dividends and received $1.2 million upon the exercise of options to acquire 87,300 shares of common stock. During the five months ended December 31, 2001, the Company made a scheduled repayment of long-term debt for $8.6 million, spent $160,000 to repurchase 8,600 shares of its common stock, paid $3.1 million in dividends and received $1.5 million upon the exercise of options to acquire 104,500 shares of common stock.

Cash Flows Used for Investing Activities and Capital Projects

        Cash flows used for investing activities were $24.8 million for the five months ended December 31, 2002, as compared to $4.8 million for the same period of the prior year. Cash expenditures for property, plant and equipment for the five months ended December 31, 2002 and for the five months ended December 31, 2001 were $25.3 million and $10.4 million respectively. Most of the increase is due to the Navajo Refinery's gas oil hydrotreater and expansion projects. The Company's net cash flow used for investing activities was reduced during the five months ended December 31, 2002 by a $487,000 distribution to the Company from the Rio Grande Pipeline joint venture. During the five months ended December 31, 2002, the Company's net cash flow used by investing activities was reduced by a $1.2 million distribution to the Company from the Rio Grande Pipeline and asphalt joint ventures and by $4.5 million of proceeds from the sale of marketable equity securities held for investment.

        The Company's capital budget adopted for the twelve months ended July 31, 2003 totals $14.8 million - $6.5 million for additional costs relating to the hydrotreater project and refinery expansion, $3.2 million for other refinery improvements, $3 million for pipeline transportation projects, $.6 million for oil and gas exploration and production, and $1.5 million for information technology and other. The capital budget for the twelve months ended July 31, 2003 includes authorizations for some expenditures that are expected to be made after July 31, 2003. The Company expects to expend approximately $60 million for the twelve months ended July 31, 2003 for capital improvements, which includes amounts authorized in previous years, principally

                               HOLLY CORPORATION

for the hydrotreater project and the refinery expansion to an estimated 75,000 barrels per day ("BPD") as described below. These expenditures include projects authorized in the Company's capital budget for the twelve months ended July 31, 2003 as well as expenditures authorized in prior capital budgets but expected to be carried out during the twelve months ended July 31, 2003.

        In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. This purchase gave the Company the ability to reconstruct the unit at the Navajo Refinery at an estimated savings of approximately $20.0 million as compared to the purchase cost of a new unit. From November 1997 through December 31, 2002, in addition to the purchase of the hydrotreater unit, the Company spent approximately $24.3 million on relocation, engineering, equipment fabrication, and construction related to the hydrotreater project. The remaining costs to complete the hydrotreater project and the expansion project are estimated to be approximately $45.9 million. The hydrotreater project was completed in late July 2003. The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently adopted EPA nationwide Low-Sulfur Gasoline requirements scheduled to begin in 2004. In 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance sour crude processing capabilities and which will provide sufficient capacity to recover the additional extracted sulfur that will result from operation of the hydrotreater.

        Contemporaneous with the hydrotreater project, the Navajo Refinery will be making necessary modifications to several of the Artesia processing units for the first phase of Navajo's expansion, which will increase crude oil refining capacity from 60,000 BPD to approximately 75,000 BPD. The first phase of the expansion is expected to be completed by December 2003. Additional air emission permits will be required to implement needed modifications at Navajo's Lovington, New Mexico refining facility which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility would also be completed by December 2003. The permits received by Navajo to date for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of Navajo's crude oil capacity from an estimated 75,000 BPD to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined. From November 1997 through December 31, 2002, the Company spent $29.4 of the total cost of the projects. The Company has increased the estimate of total cost for the gas oil hydrotreater and the expansion from approximately $56 million to approximately $75.3 million due to the increased costs and scope of certain refinery infrastructure upgrades, added capacity and sulfur recovery capabilities and the increased actual costs of previously estimated portions of the projects.

                               HOLLY CORPORATION

        Effective June 1, 2003, the Company closed the acquisition of the Woods Cross refinery, located near Salt Lake City, Utah, and related assets from ConocoPhillips. The assets were purchased for $25 million less $3.8 million for certain assumed pension obligations plus $36.1 million for crude oil, refined product and other inventories. The pension obligation is subject to adjustment. The Woods Cross refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming, and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The purchase was financed with cash and $25 million borrowing under the Company's credit facility. In August 2003, the Company sold the 25 retail service stations located in Utah and Wyoming for $7 million plus the value of inventories. The Company will continue to supply the stations with fuel from its Woods Cross Refinery.

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

Contractual Obligations and Commitments

        The following table presents long-term contractual obligations of the Company in total and by period due as of December 31, 2002. These items include the Company's long-term debt based on maturity dates and the Company's operating lease commitments. The Company's operating leases contain renewal options that are not reflected in the table below and that are likely to be exercised.

                                                                         PAYMENTS DUE BY PERIOD
                                                        ---------------------------------------------------------
                                                         LESS THAN
CONTRACTUAL OBLIGATIONS                      TOTAL         1 YEAR       2-3 YEARS      4-5 YEARS     OVER 5 YEARS
-----------------------                  ------------   ------------   ------------   ------------   ------------
                                                                      (In thousands)
Long-term debt (stated maturities) ...   $     25,714   $      8,571   $     17,143   $         --   $         --
Operating leases .....................   $     26,974   $      6,091   $     11,976   $      8,620   $        287


In July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt and manufacturing assets to NK Asphalt Partners. All asphalt

                               HOLLY CORPORATION

produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement. The Company is required to make additional contributions to the joint venture of up to $3,250,000 for each of the next eight years contingent on the earnings level of the joint venture. The Company expects to finance such contributions from its share of cash flows of the joint venture. In the event that the Company fails to make the required contributions, the Company may lose its voting rights during such default and the other partner could cause the partnership to bring a proceeding to collect the unpaid contributions plus interest at the prime rate plus 2%.

        As part of the Consent Decree filed December 2001 implementing an agreement reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality, the Company is required to make investments at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment expected to total between $15 million and $17 million over a period expected to end in 2009.

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

                               HOLLY CORPORATION


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

                               HOLLY CORPORATION

        The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refinery margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. Gains and losses reported in accumulated other comprehensive income will be reclassified into income when the forecasted transactions affect income. During the five month period ended December 31, 2002, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $47,000 of income in comprehensive income.

        At December 31, 2002, the Company had outstanding unsecured debt of $25.7 million and had no borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than two years and such debt represents approximately 10% of the Company's total capitalization. As the interest rates on the Company's bank borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. There were no bank borrowings between July 31, 2002 and December 31, 2002. Additionally, the Company invests any available cash only in investment grade, highly liquid investments generally with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A one percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow since the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement, if any, and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A one percent change in the market interest rate over the next year would not materially impact the Company's financial condition since the average maturity of the Company's long-term debt is less than two years, such debt represents approximately 10% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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

                               HOLLY CORPORATION

In January 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45"). FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The adoption of the statement on January 1, 2003 is expected to have no effect on the Company's financial condition, results of operations, or cash flows.

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

       The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" which would require major maintenance activities to be expensed as costs are incurred. As of December 31, 2002, the Company had approximately $11.1 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. The current monthly amortization is approximately $811,000. If this proposed Statement of Position had been adopted in its current form, as of December 31, 2002, the Company would have been required to expense, as of December 31, 2002, $11.1 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

                                HOLLY CORPORATION


Item 3.  Quantitative and Qualitative
         Disclosures About Market Risk

         See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

         The Company's principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this transition report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal control over financial reporting.

         During the period covered by this transition report on Form 10-Q, there was no change in the Company's internal control over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures required by Exchange Act Rule 13a-15(b) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               HOLLY CORPORATION

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On August 20, 2003, Frontier Oil Corporation ("Frontier") filed a lawsuit in the Delaware Court of Chancery seeking declaratory relief and damages based on allegations that the Company repudiated its obligations under an agreement (the "Frontier Merger Agreement") announced in late March 2003 under which Frontier and the Company would be combined. On August 21, 2003, the Company formally notified Frontier of the Company's position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constitute a breach of Frontier's representations and warranties in the Frontier Merger Agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. Under the Frontier Merger Agreement, if a breach has occurred and is not timely cured, the Company is not obligated to close the merger and has the right to terminate the Frontier Merger Agreement. To the date of this report, the Company's Board of Directors has not taken any action to terminate the Frontier Merger Agreement under this or any other provision, nor has the Company's Board changed its recommendation with respect to the merger. On September 2, 2003, the Company filed in the Delaware Court of Chancery its Answer and Counterclaims seeking declaratory judgments that the Company did not repudiate the Frontier Merger Agreement, that Frontier has repudiated the Frontier Merger Agreement, that Frontier has breached certain representations made by Frontier in the Frontier Merger Agreement, that the Company's obligations under the Frontier Merger Agreement were and are excused and that the Company may terminate the Frontier Merger Agreement without liability, and seeking damages in an unspecified amount as well as costs and attorneys' fees. Trial with respect to Frontier's Complaint and the Company's Answer and Counterclaims is currently scheduled to begin in early December 2003. The Company believes that the claims made by Frontier in the litigation are wholly without merit and that the Company's counterclaims are well founded.

         In the Company's pending lawsuit in the United States Court of Federal Claims against the Department of Defense relating to claims totaling approximately $298 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999, a motion for summary judgment filed in January 2003 by the United States Government and a cross-motion for summary judgment filed in February 2003 by the Company remain pending and no date has yet been set for a hearing on these motions. Any decision favorable to the Company on the pending motions for summary judgment in the Company's case would not immediately result in a final ruling for the Company but would instead be followed by substantial discovery proceedings and then a trial on factual issues. It is not possible at the date of this report to predict the outcome of the pending motions for summary judgment or what amount, if any, will ultimately be payable to the Company with respect to this lawsuit. The status of this matter as of the original filing dates of prior reports for periods after July 31, 2002 is described in the Company's reports on Form 10-Q/A for the fiscal quarters ended October 31, 2002, January 31, 2003 and April 30, 2003.

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's

                               HOLLY CORPORATION

tariffs on the pipelines to points in Arizona, including issues related to payments made by the Company for shipments of petroleum products from El Paso, Texas to Tucson and Phoenix, Arizona principally for the period from 1993 through July 2000. On January 29, 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. In April 2003, the Company received $15.2 million from Kinder Morgan as payment for the reparations initially ordered by FERC and such amount has been included as reparations payment received in net income in April 2003. In June 2003 the FERC issued a further order requiring an adjustment in the computations which has resulted in an additional payment to the Company of approximately $104,000, and this additional amount will be included in net income for the quarter ended September 30, 2003. The final FERC decision on this matter is subject to judicial review by the Court of Appeals for the District of Columbia Circuit. Briefing in this case is essentially complete and oral argument in the Court of Appeals is scheduled for November 2003. In the event SFPP prevails in whole or in part in such judicial review, the reparations actually owed may be less than the $15.3 million received by the Company with respect to this matter, and in that event part or all of the amounts received by the Company would have to be refunded. At the date of this report, it is not possible to predict the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit. The status of this matter as of the original filing dates of prior reports for periods after July 31, 2002 is described in the Company's reports on Form 10-Q/A for the fiscal quarters ended October 31, 2002, January 31, 2003 and April 30, 2003.

         In October 2002, the Company filed a motion to intervene and protest with the FERC with respect to a September 2002 petition for declaratory order filed by SFPP. SFPP's filing concerns its proposal to expand the capacity of its common carrier pipelines running from El Paso to Tucson and Phoenix by approximately 54,000 BPD. The Company's protest asks the FERC to rule that the costs of the proposed expansion should be reflected only in pipeline transportation rates for use of the proposed additional capacity rather than in rates for use of both the proposed additional capacity and the current capacity of these pipelines. On January 29, 2003, the FERC issued an order that, along with addressing other issues, did not accept the Company's position. In early March 2003 the Company filed with the FERC a request for rehearing on this matter. On July 23, 2003, the FERC issued an Order on Rehearing that denied the Company's request for rehearing. The Company expects to take no further action with respect to SFPP's September 2002 petition for declaratory order. The status of this matter as of the original filing dates of prior reports for periods after July 31, 2002 is described in the Company's reports on Form 10-Q/A for the fiscal quarters ended October 31, 2002, January 31, 2003 and April 30, 2003.

         In August 2003, the United States Environmental Protection Agency ("EPA") asserted that the Company is liable for monetary penalties totaling approximately $240,000 under the Consent Decree approved and entered by the United States District Court for the District of New Mexico in March 2002 to implement a settlement of issues concerning the application of federal and state air quality requirements to past and future operations of the Company's refineries. The proposed monetary penalties relate to a number of incidents after March 2002 reported by the Company that involved the flaring at the Artesia, New Mexico refinery of gas containing hydrogen sulfide ("acid gas"). In the Company's reports of these incidents as required under the Consent Decree, the Company took the position that, except in one case involving a penalty of approximately $1,500 which has already been paid, the incidents should not be subject to penalties under the terms of the Consent Decree. The Company is currently in discussions with the EPA as to the interpretation and application of the terms of the Consent Decree to past and future acid gas flaring incidents.

                               HOLLY CORPORATION


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               31.1   Certification of Chief Executive Officer.

               31.2   Certification of Chief Financial Officer

               32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

               32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

               On September 25, 2002, a Current Report on Form 8-K was filed under Item 5 Other Events, concerning the award to the Company's wholly owned subsidiary, Navajo Refining Company, of a contract to provide up to 8,500 barrels per day of JP-8 jet fuel to the Department of Defense.

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

               On May 13, 2003, a Current Report on Form 8-K dated May 12, 2003 was filed under Item 5 Other Events and under Item 7 (c) Financial Statements and Exhibits concerning the Amendment to the Merger Agreement dated May 12, 2003 amending the Agreement and Plan of Merger dated March 30, 2003 among Holly, Frontier, Parent, Front Range and Himalaya. The Merger Agreement was previously filed on the Company's current report on Form 8-K filed on April 2, 2003. Exhibits included were the Amendment to the Merger Agreement dated May 12, 2003 and the Contingent Value Rights Agreement dated May 12, 2003.

               On May 21, 2003, a Current Report on Form 8-K dated May 20, 2003 was filed under Item 5 Other Events concerning the Company's announcements that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act had expired, satisfying one of the conditions to the completion of the pending merger of Frontier and the Company and that the Federal Trade Commission approved the Company's pending acquisition from ConocoPhillips of the Woods Cross refinery.

               On June 2, 2003, a Current Report on Form 8-K was filed under
               Item 5 Other Events and under Item 7 (c) Financial Statements and Exhibits concerning the Company's announcement that it had closed its acquisition of the Woods Cross refinery, located near Salt Lake City, Utah, and related assets from ConocoPhillips and that it has amended its Credit and Reimbursement Agreement with a group of banks headed by the Canadian Imperial Bank of Commerce, and increased the commitment level of the Agreement. Exhibits included the Company's press release issued June 2, 2003.

               On June 4, 2003, a Current Report on Form 8-K dated June 1, 2003 was filed under Item 2 Acquisition or Disposition of Assets and under Item 7 Financial Statements and Exhibits concerning the acquisition of assets from ConocoPhillips of its Woods Cross refinery located near Salt Lake City, Utah. Exhibits included the Asset Purchase and Sale Agreement, dated December 20, 2002, between the Company and ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003) and Amendment No. 7, dated as of May 15, 2003, to Amended and Restated Credit and Reimbursement Agreement, dated April 14, 2000, as amended, among the Company, certain of its subsidiaries, CIBC and other lenders.

                               HOLLY CORPORATION


               On June 12, 2003, a Current Report on Form 8-K was filed under
               Item 7 Financial Statements and Exhibits, Item 9 Regulation FD Disclosure and Item 12 Disclosure of Results of Operations and Financial Condition, concerning the Company's earnings release for the third quarter and nine months ended April 30, 2003. Exhibits included the Company's press release issued June 12, 2003.

               On June 30, 2003, a Current Report on Form 8-K was filed under
               Item 5 Other Events and Item 7 Financial Statements and Exhibits, concerning the Company's purchase of an additional forty-five percent (45%) share of Rio Grande Pipeline Company, adding to the twenty-five percent (25%) share that was already owned. Exhibits included the Company's press release issued June 30, 2003.

               On July 30, 2003, a Current Report on Form 8-K was filed under
               Item 8 Change in Fiscal Year, concerning the Company's change from a July 31 fiscal year-end to a December 31 fiscal year-end.

               On August 21, 2003, a Current Report on Form 8-K was filed under
               Item 5 Other Events and Item 7 Financial Statements and Exhibits, concerning the lawsuit filed against the Company by Frontier Oil Corporation in Delaware Chancery Court. Exhibits included the Company's press release issued August 20, 2003.

               On August 22, 2003, a Current Report on Form 8-K was filed under
               Item 5 Other Events and Item 7 Financial Statements and Exhibits, concerning the Company's delivery to Frontier Oil Corporation of a notice of material adverse effect pursuant to the terms of the Agreement and Plan of Merger, dated as of March 30, 2003. Exhibits included the Company's press release issued August 21, 2003 and the Notice of Material Adverse Effect, dated August 21, 2003.

               On August 26, 2003, a Current Report on Form 8-K was filed under
               Item 5 Other Events and Item 7 Financial Statements and Exhibits, concerning the sale of the Company's retail assets located in Utah and Wyoming. Exhibits included the Company's press release issued August 25, 2003.

               On September 2, 2003, a Current Report on Form 8-K was filed under Item 5 Other Events and Item 7 Financial Statements and Exhibits, concerning the Company's answer and counterclaims against Frontier Oil Corporation in the lawsuit pending in the Delaware Court of Chancery, which Frontier filed against the Company on August 20, 2003. Exhibits included the Company's press release issued September 2, 2003.

                               HOLLY CORPORATION

                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HOLLY CORPORATION
                                          -------------------------------------
                                          (Registrant)



Date:  September 11, 2003                  By /s/ KATHRYN H. WALKER
       ------------------                    ----------------------------------
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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
31.1              Certification of Chief Executive Officer.

31.2              Certification of Chief Financial Officer

32.1              Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

32.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350