Form 10-K/A
period 2002-07-31
HOLLY CORP
filed 2003-11-04
CIK 48039

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                              PURPOSE OF AMENDMENT

         Holly Corporation is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2002, originally filed on October 11, 2002 and amended on Form 10-K/A on September 9, 2003, in response to comments received from the Securities and Exchange Commission in order to comply with Item 10(e) of Regulation S-K regarding the use of non-GAAP financial measures. This Amendment No 2 amends and restates in its entirety the original Form 10-K as amended, but continues to speak as of the date of the original filing of the original Form 10-K. Holly Corporation has not updated the disclosure in this Amendment No. 2 to speak as of a later date. All information contained in this amendment and the original Form 10-K as amended is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

                               TABLE OF CONTENTS

     ITEM                                                                                        PAGE
     ----                                                                                        ----
                                              PART I
              Forward-Looking Statements..................................................         5
    1 & 2.    Business and properties.....................................................         6
      3.      Legal proceedings...........................................................        21
      4.      Submission of matters to a vote of security holders.........................        22

                                              PART II
      5.      Market for the Registrant's common equity and related
                 stockholder matters......................................................        24
      6.      Selected financial data.....................................................        25
      7.      Management's discussion and analysis of financial condition
                 and results of operations................................................        26
     7A.      Quantitative and qualitative disclosures about market risk..................        41
      8.      Financial statements and supplementary data.................................        41
      9.      Changes in and disagreements with accountants on accounting
                 and financial disclosure.................................................        68

                                             PART III
      10.     Directors and executive officers of the Registrant..........................        68
      11.     Executive compensation......................................................        69
      12.     Security ownership of certain beneficial owners
                 and management...........................................................        70
      13.     Certain relationships and related transactions..............................        71

                                              PART IV
      14.     Exhibits, financial statement schedules and reports on
                 Form 8-K.................................................................        71

Signatures................................................................................        72
Certifications............................................................................        73
Index to exhibits.........................................................................        75

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

         "Refined product margins" means the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization

         "Reforming" means the process of converting gasoline type molecules into aromatic, higher octane gasoline blend stocks while producing hydrogen in the process.

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

The following tables set forth certain information about the combined refinery operations of the Company during the last three fiscal years:


                                                                                           YEARS ENDED JULY 31,
                                                                               -----------------------------------------
                                                                                  2002             2001          2000
                                                                                  ----             ----          ----
                                                                              (in thousands except for BPD and per barrel)
Crude charge (BPD) (1) ...................................                         60,200           63,700        65,300
Refinery utilization (2) .................................                           89.9%(3)         95.5%         97.5%
Refinery production (BPD) (4) ............................                         66,400           69,600        70,800

Sales of refined products (BPD) (5) ......................                         76,400           77,000        77,600
Average sales price per sales barrel .....................                     $    31.12       $    39.82    $    33.42

Sales of produced refined products (BPD) .................                         67,000           69,100        70,400
Average sales price per produced barrel ..................                     $    30.95       $    39.60    $    33.52

Reconciliation to Sales and other revenues in Consolidated
Financial Statements
(Also see Note 14 to Consolidated Financial Statements)

Sales of refined product (BPD) ...........................                         76,400           77,000        77,600
Average sales price per sales barrel .....................                     $    31.12       $    39.82    $    33.42
Refinery segment sales and other revenues (6) ............                     $  868,730       $1,120,248    $  947,317
Pipeline transportation segment sales and other revenues .                     $   18,588       $   18,454    $   14,861
Corporate and other sales and other revenues .............                     $    1,588       $    3,428    $    3,768
                                                                               ----------       ----------    ----------
Consolidated Sales and other revenues ....................                     $  888,906       $1,142,130    $  965,946
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

                                                                 YEARS ENDED JULY 31,
                                           ------------------------------------------------------------
                                                 2002                  2001                 2000
                                           -----------------     ----------------     -----------------
                                             BPD        %         BPD        %          BPD        %
                                           -------   -------     ------   -------     -------   -------
Sales of produced refined products (1)
  Gasolines.............................    37,700      56.3%    38,700      56.1%     40,100      57.1%
  Diesel fuels..........................    14,000      20.9%    15,100      21.8%     15,400      21.8%
  Jet fuels.............................     7,100      10.6%     7,400      10.8%      7,300      10.3%
  Asphalt...............................     5,800       8.6%     5,300       7.6%      5,100       7.3%
  LPG and other.........................     2,400       3.6%     2,600       3.7%      2,500       3.5%
                                           -------   -------     ------   -------     -------   -------
     Total..............................    67,000     100.0%    69,100     100.0%     70,400     100.0%
                                           =======   =======     ======   =======     =======   =======

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

The following table sets forth certain information about the operations of the Navajo Refinery during the last three fiscal years:

                                                                           YEARS ENDED JULY 31,
                                                                 --------------------------------------
                                                                  2002           2001            2000
                                                                 ------         ------          -------
Crude charge (BPD) (1)........................................   53,600         57,800           59,400
Refinery production (BPD) (2).................................   59,400         63,200           64,600
Sales of produced refined products (BPD)......................   59,800         62,600           64,300
Sales of refined products (BPD) (3)...........................   68,900         70,200           71,000

Refinery utilization (4)......................................     89.3%(5)       96.3%            99.0%

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

If the Longhorn Pipeline is allowed to operate as currently proposed, the substantially lower requirement for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products

s in El Paso and related markets; any effects on the Company's markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the next few years because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and on-going enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand such a period of lower prices and refined product margins. However, the Company's results of operations could be adversely impacted if the Longhorn Pipeline were allowed to operate as currently proposed. It is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline will ultimately be operated, nor is it possible to predict the consequences for the Company of Longhorn Pipeline's operations if they occur.

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

Set forth below is certain information regarding the principal products of Navajo during the last three fiscal years:

                                                                  YEARS ENDED JULY 31,
                                           ------------------------------------------------------------------
                                                   2002                   2001                   2000
                                           -------------------     ------------------     -------------------
                                             BPD          %          BPD         %          BPD          %
                                           ---------  --------     -------   --------     -------    --------
Sales of produced refined products (1)
  Gasolines..............................     34,800      58.2%     36,000       57.5%     37,500        58.4%
  Diesel fuels...........................     12,900      21.6%     13,800       22.0%     14,200        22.0%
  Jet fuels..............................      6,600      11.0%      7,000       11.2%      6,800        10.6%
  Asphalt................................      3,400       5.7%      3,500        5.6%      3,600         5.6%
  LPG and other..........................      2,100       3.5%      2,300        3.7%      2,200         3.4%
                                           ---------  --------     -------   --------     -------    --------
     Total...............................     59,800     100.0%     62,600      100.0%     64,300       100.0%
                                           =========  ========     =======   ========     =======    ========

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

The following table sets forth certain information about the operations of the Montana Refinery during the last three fiscal years:

                                                           YEARS ENDED JULY 31,
                                                    ---------------------------------
                                                     2002         2001         2000
                                                    ------      -------      --------
Crude charge (BPD) (1)..........................     6,600        6,200         5,900
Refinery production (BPD) (2)...................     7,000        6,400         6,200
Sales of produced refined products (BPD)........     7,200        6,500         6,100
Sales of refined products (BPD) (3).............     7,500        6,800         6,600

Refinery utilization (4)........................      94.3%        88.6%         84.3%

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

Set forth below is certain information regarding the principal products of Montana Refinery during the last three fiscal years:

                                                                     YEARS ENDED JULY 31,
                                           ---------------------------------------------------------------------
                                                    2002                    2001                    2000
                                           ---------------------    --------------------     -------------------
                                              BPD           %          BPD          %          BPD          %
                                           ---------    --------    --------    --------     -------     -------
Sales of produced refined products (1)
  Gasolines...............................     2,900        40.3%      2,700        41.5%     2,600         42.6%
  Diesel fuels............................     1,100        15.3%      1,300        20.0%     1,200         19.7%
  Jet fuels...............................       500         6.9%        400         6.2%       500          8.2%
  Asphalt.................................     2,400        33.3%      1,800        27.7%     1,500         24.6%
  LPG and other...........................       300         4.2%        300         4.6%       300          4.9%
                                           ---------    --------    --------    --------     ------      -------
     Total................................     7,200       100.0%      6,500       100.0%     6,100        100.0%
                                           =========    ========    ========    ========     ======      =======

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol "HOC". The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends paid per share and the trading volume of common stock for the periods indicated:

                                                                                       TOTAL
FISCAL YEARS ENDED JULY 31,                       HIGH        LOW       DIVIDENDS      VOLUME
---------------------------                       ----        ---       ---------      ------
2001
     First Quarter ......................       $  6.63     $   5.97     $  .09         651,200
     Second Quarter .....................       $  9.75     $   6.25     $  .09       1,509,200
     Third Quarter ......................       $ 18.40     $   8.95     $  .09       3,647,800
     Fourth Quarter .....................       $ 25.07     $  15.00     $  .10      10,746,000

2002
     First Quarter ......................       $ 21.07     $  13.76     $  .10       2,504,300
     Second Quarter .....................       $ 20.24     $  14.97     $  .10       2,677,400
     Third Quarter ......................       $ 20.54     $  15.95     $  .10       2,418,500
     Fourth Quarter .....................       $ 18.12     $  14.15     $  .11       3,039,700

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

YEARS ENDED JULY 31,                                              2002         2001         2000        1999        1998
--------------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands, except per share amounts)
FINANCIAL DATA
   For the year
      Sales and other revenues ..............................  $ 888,906   $ 1,142,130   $ 965,946   $ 597,986   $ 590,299
      Income before income taxes ............................  $  50,896   $   121,895   $  18,634   $  33,159   $  24,866
      Income tax provision ..................................  $  18,867   $    48,445   $   7,189   $  13,222   $   9,699
                                                               ---------   -----------   ---------   ---------   ---------
      Net income ............................................  $  32,029   $    73,450   $  11,445   $  19,937   $  15,167
                                                               =========   ===========   =========   =========   =========

      Net income per common share - basic ...................  $    2.06   $      4.84   $    0.71   $    1.21   $    0.92

      Net income per common share - diluted .................  $    2.01   $      4.77   $    0.71   $    1.21   $    0.92

     Cash dividends declared per common share ...............  $    0.41   $      0.37   $    0.34   $    0.32   $    0.30

     Average number of common shares outstanding
         Basic ..............................................     15,560        15,187      16,131      16,507      16,507
         Diluted ............................................     15,971        15,387      16,131      16,507      16,507

   At end of year
      Working capital .......................................  $  59,873   $    57,731   $     363   $  13,851   $  14,793
      Total assets ..........................................  $ 502,306   $   490,429   $ 464,362   $ 390,982   $ 349,857
      Long-term debt (including current portion) ............  $  34,285   $    42,857   $  56,595   $  70,341   $  75,516
      Stockholders' equity ..................................  $ 228,556   $   201,734   $ 129,581   $ 128,880   $ 114,349

    Net cash provided by operating activities ...............  $  41,847   $   105,641   $  46,804   $  47,628   $  38,193
    Net cash used for financing activities ..................  $ (14,104)  $   (14,677)  $ (27,227)  $ (22,057)  $  (4,674)
    Net cash used for investing activities ..................  $ (21,953)  $   (28,752)  $ (20,143)  $ (23,979)  $ (50,959)

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

RESULTS OF OPERATIONS

FINANCIAL DATA

                                                                                               YEARS ENDED JULY 31,
                                                                                       ------------------------------------
                                                                                          2002          2001        2000
                                                                                       ----------   -----------   ---------
                                                                                       (In thousands, except per share data)
Sales and other revenues ...........................................................   $  888,906   $ 1,142,130   $ 965,946

Operating costs and expenses
   Cost of products sold (exclusive of depreciation, depletion and amortization)....      698,245       871,321     800,663
   Operating expenses (exclusive of depreciation, depletion and amortization) ......       96,289       100,410      88,550
   Selling, general and administrative expenses (exclusive of depreciation,
    depletion, and amortization) ...................................................       22,248        23,123      20,724
   Depreciation, depletion and amortization ........................................       27,699        27,327      27,496
   Exploration expenses, including dry holes .......................................        1,379         2,042       1,729
   Voluntary early retirement costs ................................................            -             -       6,783
                                                                                       ----------   -----------   ---------
        Total operating costs and expenses .........................................      845,860     1,024,223     945,945
                                                                                       ----------   -----------   ---------
Income from operations .............................................................       43,046       117,907      20,001

Other income (expense)
   Equity in earnings of joint ventures ............................................        7,753         5,302       1,586
   Interest expense, net ...........................................................       (1,425)       (2,467)     (5,153)
   Other income ....................................................................        1,522         1,153       2,200
                                                                                       ----------   -----------   ---------
                                                                                            7,850         3,988      (1,367)
                                                                                       ----------   -----------   ---------
Income before income taxes .........................................................       50,896       121,895      18,634
Income tax provision ...............................................................       18,867        48,445       7,189
                                                                                       ----------   -----------   ---------
Net income .........................................................................   $   32,029   $    73,450   $  11,445
                                                                                       ==========   ===========   =========

Net income per common share - basic (1) ............................................   $     2.06   $      4.84   $    0.71
Net income per common share - diluted (1) ..........................................   $     2.01   $      4.77   $    0.71
Cash dividends declared per common share ...........................................   $     0.41   $      0.37   $    0.34

Weighted average number of shares (1)
   Basic ...........................................................................       15,560        15,187      16,131
   Diluted .........................................................................       15,971        15,387      16,131

Cash and cash equivalents ..........................................................   $   71,630   $    65,840   $   3,628
Working capital ....................................................................   $   59,873   $    57,731   $     363
Total assets .......................................................................   $  502,306   $   490,429   $ 464,362
Total debt, including current maturities ...........................................   $   34,285   $    42,857   $  56,595
Stockholders' equity ...............................................................   $  228,556   $   201,734   $ 129,581
Total debt to capitalization ratio .................................................         13.0%         17.5%       30.4%

Sales and other revenues (2)
   Refining ........................................................................   $  868,730   $ 1,120,248   $ 947,317
   Pipeline Transportation .........................................................       18,588        18,454      14,861
   Corporate and other .............................................................        1,588         3,428       3,768
                                                                                       ----------   -----------   ---------
   Consolidated ....................................................................   $  888,906   $ 1,142,130   $ 965,946
                                                                                       ==========   ===========   =========

                                                                                                YEARS ENDED JULY 31,
                                                                                       ------------------------------------
                                                                                          2002          2001         2000
                                                                                       ----------   -----------   ---------
                                                                                                   (In thousands)
Income (loss) from operations (2)
   Refining ........................................................................   $   42,725   $   116,218   $  25,480
   Pipeline Transportation .........................................................       10,621        10,243       7,859
   Corporate and other .............................................................      (10,300)       (8,554)    (13,338)
                                                                                       ----------   -----------   ---------
   Consolidated ....................................................................   $   43,046   $   117,907   $  20,001
                                                                                       ==========   ===========   =========


Cash flow from operating activites .................................................   $   41,847   $   105,641   $  46,804
Cash flow used for financing activites .............................................   $  (14,104)  $   (14,677)  $ (27,227)
Cash flow used for investing activites .............................................   $  (21,953)  $   (28,752)  $ (20,143)
Capital expenditures ...............................................................   $   35,313   $    28,571   $  19,261
EBITDA (3) .........................................................................   $   80,020   $   151,689   $  51,283

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

                                                                                                YEARS ENDED JULY 31,
                                                                                       ------------------------------------
                                                                                          2002          2001        2000
                                                                                       ----------   -----------   ---------
                                                                                                  (In thousands)
Net Income...................................................................          $   32,029   $    73,450   $  11,445
   Add provision for income tax..............................................              18,867        48,445       7,189
   Add interest expense......................................................               2,953         4,980       5,914
   Subtract interest expense.................................................              (1,528)       (2,513)       (761)
   Add depreciation and amortization.........................................              27,699        27,327      27,496
                                                                                       ----------   -----------   ---------
   EBITDA....................................................................          $   80,020   $   151,689   $  51,283
                                                                                       ==========   ===========   =========

2002 COMPARED TO 2001

Net income for the fiscal year ended July 31, 2002 was $32.0 million ($2.06 per basic share and $2.01 per diluted share) compared to net income of $73.5 million ($4.84 per basic share and $4.77 per diluted share) for the year ended July 31, 2001 primarily as a result of lower refined product margins, which the Company defines and the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization, and to a lesser extent, lower production of refined products due to maintenance turnarounds at the Navajo Refinery, including an extended 29-day turnaround in November-December 2001. During fiscal 2002, the Company, along with the refining industry as a whole, experienced substantially lower refined product margins compared to the very favorable refined product margins that prevailed in the prior year. The Company's refined product margins began to decline after the first fiscal quarter of 2001 and remained lower throughout the rest of the fiscal year.

The Company's revenues decreased by $253.2 million to $888.9 million in fiscal 2002 as compared to $1.1 billion in fiscal 2001 primarily as a result of lower sales prices. The average sales price per sales barrel in fiscal 2002 was $31.12, approximately 22% less than the average sales price per sales barrel of $39.82 in fiscal 2001. Cost of products sold also decreased by $173.1 million to $698.2 million in fiscal 2002 as compared to $871.3 million in fiscal 2001 due principally to lower costs of purchased crude oil. The Company's average cost of crude in fiscal 2002 was $22.33 per barrel, approximately 19% less than the average cost of crude in fiscal 2001. Additionally, production of refined products was reduced by approximately 5% during the year ended July 31, 2002 as a result of two planned maintenance turnarounds at the Company's Navajo Refinery, the first in August 2001 and a second 29-day extended turnaround in November and December 2001. The Company's refined product margins for fiscal 2002 were well below the refined product margins for fiscal 2001,

The Company's operating expenses were $4.1 million lower for fiscal 2002 compared to fiscal 2001 principally as a result of lower cost for utilities, principally purchased natural gas. Selling, general and administrative costs were $875,000 lower due to decreased costs associated with legal proceedings and decreased compensation expense.

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

Significantly higher refined product margins were the principal factor in the favorable change in net income as compared to the prior year. Refined product margins increased above fiscal 2000 refined product margins due to very strong refined product margins for refined products in markets served by the Company's refineries. Both revenues and cost of products sold were higher in fiscal 2001 as compared to fiscal 2000, due principally to the increased cost of purchased crude oil and, with respect to revenues, higher refined product margins.

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

                                                                                 PAYMENTS DUE BY PERIOD
                                                                    -------------------------------------------------------
                                                                    LESS THAN
             CONTRACTUAL OBLIGATIONS                    TOTAL        1 YEAR        2-3 YEARS      4-5 YEARS    OVER 5 YEARS
--------------------------------------------------    ---------     --------      ----------      ---------    ------------
                                                                                   (In thousands)
Long-term debt (stated maturities) ...............    $  34,285     $  8,571      $   25,714      $       -      $     -
Operating leases .................................    $  29,020     $  6,091      $   11,976      $  10,666      $   287

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

The Company is dependent on the production and sale of quantities of refined products at refined product margins sufficient to cover operating costs, including any increases in costs resulting from future inflationary pressures. The refining business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals, pipelines and related facilities. Furthermore, future regulatory requirements or competitive pressures could result in additional capital expenditures, which may or may not produce the results intended. Such capital expenditures may require significant financial resources that may be contingent on the Company's access to capital markets and commercial bank loans. Additionally, other matters, such as regulatory requirements or legal actions, may restrict the Company's access to funds for capital expenditures.

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

If the Longhorn Pipeline is allowed to operate as currently proposed, the substantially lower requirement for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins in El Paso and related markets; any effects on the Company's markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the next few years because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and on-going enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand such a period of lower prices and refined product margins. However, the Company's results of operations could be adversely impacted if the Longhorn Pipeline were allowed to operate as currently proposed. It is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline will ultimately be operated, nor is it possible to predict the consequences for the Company of Longhorn Pipeline's operations if they occur.

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

The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged decrease in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In the quarter ended January 31, 2001, the Company entered into energy commodity futures contracts to hedge certain commitments to purchase crude oil and deliver gasoline in March 2001. The hedge was intended to help protect the Company from the risk that refined product margins with respect to the hedged gasoline sales would decline.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements

                                                                                                       Page
                                                                                                     Reference
                                                                                                     ---------
Report of Independent Auditors ....................................................................      42

Consolidated Balance Sheet at July 31, 2002 and 2001 ..............................................      43

Consolidated Statement of Income for the years ended July 31, 2002, 2001 and 2000 .................      44

Consolidated Statement of Cash Flows for the years ended July 31, 2002, 2001 and 2000 .............      45

Consolidated Statement of Stockholders' Equity for the years ended July 31, 2002, 2001 and 2000....      46

Consolidated Statement of Comprehensive Income for the years ended July 31, 2002, 2001, and 2000...      47

Notes to Consolidated Financial Statements ........................................................      48

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

                                                 /s/ ERNST & YOUNG LLP

Dallas, Texas
September 19, 2002

                                HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                                         JULY 31,
                                                                                 ----------------------
                                                                                   2002         2001
                                                                                 ---------    ---------
                                                                                     (In thousands)
                ASSETS
CURRENT ASSETS
   Cash and cash equivalents .................................................   $  71,630    $  65,840
   Accounts receivable (Notes 3 and 7) .......................................     135,395      146,074
   Inventories (Notes 4 and 7) ...............................................      45,308       50,136
   Income taxes receivable ...................................................       8,699        3,514
   Prepayments and other .....................................................      17,812       18,566
                                                                                 ---------    ---------
        TOTAL CURRENT ASSETS .................................................     278,844      284,130

Properties, plants and equipment, net (Note 5) ...............................     199,461      184,155

Investments in and advances to joint ventures (Note 6) .......................      15,732       16,303

Other assets .................................................................       8,269        5,841
                                                                                 ---------    ---------
        TOTAL ASSETS .........................................................   $ 502,306    $ 490,429
                                                                                 =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable (Note 3) .................................................   $ 185,058    $ 181,182
   Accrued liabilities (Notes 10 and 13) .....................................      25,342       31,985
   Income taxes payable ......................................................           -        4,661
   Current maturities of long-term debt (Note 7) .............................       8,571        8,571
                                                                                 ---------    ---------
        TOTAL CURRENT LIABILITIES ............................................     218,971      226,399

Deferred income taxes (Note 8) ...............................................      29,065       28,010

Long-term debt, less current maturities (Note 7) .............................      25,714       34,286

Commitments and contingencies (Notes 12 and 13)

STOCKHOLDERS' EQUITY (Notes 7 and 9)
   Preferred stock, $1.00 par value - 1,000,000
     shares authorized; none issued ..........................................           -            -
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,759,396 and 16,580,096 shares issued as of July 31, 2002 and 2001 ....         168          166
   Additional capital ........................................................      14,013       11,568
   Retained earnings .........................................................     223,770      198,118
                                                                                 ---------    ---------
                                                                                   237,951      209,852
   Common stock held in treasury, at cost - 1,197,968 and 1,099,468 shares
     as of July 31, 2002 and 2001                                                   (9,395)      (7,793)
   Accumulated other comprehensive loss ......................................           -         (325)
                                                                                 ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY ...........................................     228,556      201,734
                                                                                 ---------    ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $ 502,306    $ 490,429
                                                                                 =========    =========

See accompanying notes.

                                HOLLY CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                   YEARS ENDED JULY 31,
                                                                       -----------------------------------------
                                                                          2002           2001           2000
                                                                       -----------    -----------    -----------
                                                                         (In thousands, except per share data)
SALES AND OTHER REVENUES (Note 15) ................................    $   888,906    $ 1,142,130    $   965,946

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation,depletion
      and amortization) ...........................................        698,245        871,321        800,663
   Operating expenses (exclusive of depreciation,depletion and
      amortization) ...............................................         96,289        100,410         88,550
   Selling, general and administrative expenses (exclusive of
      depreciation,depletion, and amortization) ...................         22,248         23,123         20,724
   Depreciation, depletion and amortization .......................         27,699         27,327         27,496
   Exploration expenses, including dry holes ......................          1,379          2,042          1,729
   Voluntary early retirement costs (Note 10) .....................              -              -          6,783
                                                                       -----------    -----------    -----------
        TOTAL OPERATING COSTS AND EXPENSES ........................        845,860      1,024,223        945,945
                                                                       -----------    -----------    -----------
INCOME FROM OPERATIONS ............................................         43,046        117,907         20,001

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ...........................          7,753          5,302          1,586
   Interest income ................................................          1,528          2,513            761
   Interest expense (Note 7) ......................................         (2,953)        (4,980)        (5,914)
   Other income (Note 16) .........................................          1,522          1,153          2,200
                                                                       -----------    -----------    -----------
                                                                             7,850          3,988         (1,367)
                                                                       -----------    -----------    -----------
INCOME BEFORE INCOME TAXES ........................................         50,896        121,895         18,634

Income tax provision (benefit) (Note 8)
   Current ........................................................         14,533         44,577         11,319
   Deferred .......................................................          4,334          3,868         (4,130)
                                                                       -----------    -----------    -----------
                                                                            18,867         48,445          7,189
                                                                       -----------    -----------    -----------

NET INCOME ........................................................    $    32,029    $    73,450    $    11,445
                                                                       ===========    ===========    ===========

NET INCOME PER COMMON SHARE - BASIC ...............................    $      2.06    $      4.84    $      0.71
                                                                       ===========    ===========    ===========

NET INCOME PER COMMON SHARE - DILUTED .............................    $      2.01    $      4.77    $      0.71
                                                                       ===========    ===========    ===========

CASH DIVIDENDS DECLARED PER COMMON SHARE ..........................    $      0.41    $      0.37    $      0.34
                                                                       ===========    ===========    ===========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic ..........................................................         15,560         15,187         16,131
   Diluted ........................................................         15,971         15,387         16,131

See accompanying notes.

                                HOLLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         YEARS ENDED JULY 31,
                                                                  -------------------------------
                                                                    2002        2001         2000
                                                                  --------    ---------    --------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .................................................   $ 32,029    $  73,450    $ 11,445
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ...............     27,699       27,327      27,496
       Deferred income taxes ..................................      4,334        3,868      (4,130)
       Equity in earnings of joint ventures ...................     (7,753)      (5,302)     (1,586)
       Dry hole costs and leasehold impairment ................        289          955         663
       (Increase) decrease in current assets
         Accounts receivable ..................................     10,107       44,821     (66,464)
         Inventories ..........................................      4,828        6,463      (2,603)
         Income taxes receivable ..............................     (5,185)      (3,514)          -
         Prepayments and other ................................     (4,186)        (378)         72
       Increase (decrease) in current liabilities
         Accounts payable .....................................      3,876      (42,688)     79,583
         Accrued liabilities ..................................     (4,630)       6,967       8,268
         Income taxes payable .................................     (4,661)      (1,516)     (2,029)
       Turnaround expenditures ................................    (13,931)      (4,820)     (3,289)
       Other, net .............................................       (969)           8        (622)
                                                                  --------    ---------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES .............     41,847      105,641      46,804

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt ..................................     (8,572)     (13,738)    (13,746)
   Debt issuance costs ........................................          -         (829)       (764)
   Issuance of common stock upon exercise of stock options ....      2,447        5,515           -
   Purchase of treasury stock .................................     (1,602)           -      (7,224)
   Cash dividends .............................................     (6,377)      (5,625)     (5,493)
                                                                  --------    ---------    --------
        NET CASH USED FOR FINANCING ACTIVITIES ................    (14,104)     (14,677)    (27,227)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ..............    (35,313)     (28,571)    (19,261)
   Investments and advances to joint ventures .................     (3,250)      (5,874)     (3,282)
   Distributions and repayments from joint ventures ...........     11,650        5,693       2,400
   Proceeds from sale of marketable equity securities .........      4,500            -           -
   Other ......................................................        460            -           -
                                                                  --------    ---------    --------
        NET CASH USED FOR INVESTING ACTIVITIES ................    (21,953)     (28,752)    (20,143)
                                                                  --------    ---------    --------

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE YEAR ...........................      5,790       62,212        (566)
   Beginning of year ..........................................     65,840        3,628       4,194
                                                                  --------    ---------    --------
   END OF YEAR ................................................   $ 71,630    $  65,840    $  3,628
                                                                  ========    =========    ========

See accompanying notes.

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                                                                        COMPREHENSIVE     TOTAL
                                                              COMMON  ADDITIONAL  RETAINED    TREASURY      INCOME     STOCKHOLDERS'
                                                              STOCK    CAPITAL    EARNINGS     STOCK        (LOSS)        EQUITY
                                                              ------  ----------  --------    --------  -------------  -------------
                                                                                         (In thousands)

BALANCE AT JULY 31, 1999 ...................................  $   87  $  6,132    $ 124,341   $  (569)     $(1,111)      $ 128,880
Net income .................................................       -         -       11,445         -            -          11,445
Dividends paid .............................................       -         -       (5,493)        -            -          (5,493)
Other comprehensive income .................................       -         -            -         -        1,973           1,973
Purchase of treasury stock .................................       -         -            -    (7,224)           -          (7,224)
                                                              ------  --------    ---------   -------      -------       ---------
BALANCE AT JULY 31, 2000 ...................................      87     6,132      130,293    (7,793)         862         129,581
Net income .................................................       -         -       73,450         -            -          73,450
Dividends paid .............................................       -         -       (5,625)        -            -          (5,625)
Other comprehensive loss ...................................       -         -            -         -       (1,187)         (1,187)
Issuance of common stock upon exercise of stock options ....       1     5,514            -         -            -           5,515
Two-for-one stock split ....................................      78       (78)           -         -            -               -
                                                              ------  --------    ---------   -------      -------       ---------
BALANCE AT JULY 31, 2001 ...................................     166    11,568      198,118    (7,793)        (325)        201,734
Net income .................................................       -         -       32,029         -            -          32,029
Dividends paid .............................................       -         -       (6,377)        -            -          (6,377)
Other comprehensive income .................................       -         -            -         -          325             325
Issuance of common stock upon exercise of stock options ....       2     2,445            -         -            -           2,447
Purchase of treasury stock .................................       -         -            -    (1,602)           -          (1,602)
                                                              ------  --------    ---------   -------      -------       ---------
BALANCE AT JULY 31, 2002 ...................................  $  168  $ 14,013    $ 223,770   $(9,395)     $     -       $ 228,556
                                                              ======  ========    =========   =======      =======       =========

See accompanying notes

                                HOLLY CORPORATION

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     YEARS ENDED JULY 31,
                                                               -------------------------------
                                                                 2002        2001       2000
                                                               --------    --------    -------
                                                                        (In thousands)
NET INCOME .................................................   $ 32,029    $ 73,450    $11,445
Other comprehensive income (loss)
   Unrealized income on securities available for sale ......          -          88      3,281
   Reclassification adjustment to net income on sale of
    equity securities ......................................     (1,522)          -          -
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments .......     (1,188)     (2,669)         -
      Reclassification adjustment into net income ..........      3,250         607          -
                                                               --------    --------    -------
   Total gain (loss) on cash flow hedges ...................      2,062      (2,062)         -
                                                               --------    --------    -------
  Other comprehensive income (loss) before income taxes ....        540      (1,974)     3,281
   Income tax provision (benefit) ..........................        215        (787)     1,308
                                                               --------    --------    -------
Other comprehensive income (loss) ..........................        325      (1,187)     1,973
                                                               --------    --------    -------
TOTAL COMPREHENSIVE INCOME .................................   $ 32,354    $ 72,263    $13,418
                                                               ========    ========    =======

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

NOTE 2: EARNINGS PER SHARE

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                            YEARS ENDED JULY 31,
                                                ------------------------------------------
                                                    2002           2001           2000
                                                ------------   ------------   ------------
                                                   (In thousands, except per share data)
Net income ..................................   $     32,029   $     73,450   $     11,445
Average number of shares of common
  stock outstanding .........................         15,560         15,187         16,131
Effect of dilutive stock options ............            411            200              -
                                                ------------   ------------   ------------
Average number of shares of common
  stock outstanding assuming dilution .......         15,971         15,387         16,131
                                                ============   ============   ============

Income per share - basic ....................   $       2.06   $       4.84   $       0.71
                                                ============   ============   ============

Income per share - diluted ..................   $       2.01   $       4.77   $       0.71
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

NOTE 3: ACCOUNTS RECEIVABLE

                                                 JULY 31,
                                      -----------------------------
                                           2002            2001
                                      -------------   -------------
                                             (In thousands)
Product and transportation ........   $   46,929         $   50,364
Crude oil resales .................       88,466             95,710
                                      ----------         ----------
                                      $  135,395         $  146,074
                                      ==========         ==========

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: INVENTORIES

                                                               JULY 31,
                                                          -----------------
                                                            2002      2001
                                                          -------   -------
                                                           (In thousands)
Crude Oil .............................................   $ 5,431   $ 8,050
Other raw materials and unfinished products (1) .......     5,706     3,671
Finished products (2) .................................    23,983    28,323
Process chemicals (3) .................................     3,986     4,161
Repairs and maintenance supplies and other ............     6,202     5,931
                                                          -------   -------
                                                          $45,308   $50,136
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

NOTE 5: PROPERTIES, PLANTS AND EQUIPMENT

                                                                       JULY 31,
                                                               ----------------------
                                                                 2002          2001
                                                               ---------    ---------
                                                                   (In thousands)
Land, buildings and improvements ...........................   $  15,082    $  14,101
Refining facilities ........................................     210,806      207,004
Pipelines and terminals ....................................     119,581      104,314
Transportation vehicles ....................................      16,595       10,898
Oil and gas exploration and development ....................      14,729       21,708
Other fixed assets .........................................       9,244        8,040
Construction in progress ...................................      24,950       18,718
                                                               ---------    ---------
                                                                 410,987      384,783
Accumulated depreciation, depletion and amortization .......    (211,526)    (200,628)
                                                               ---------    ---------
                                                               $ 199,461    $ 184,155
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

 NK Asphalt Partners Joint Venture (Unaudited):

                                     JULY 31,
                              ---------------------
                               2002           2001
                               ----           ----
                                 (In thousands)
Current assets ...........    $24,631       $28,866
Other assets .............     13,263        14,468
                              -------       -------
Total ....................    $37,894       $43,334
                              =======       =======

Current liabilities ......    $ 8,878       $13,969
Long-term liabilities ....         51            75
Equity ...................     28,965        29,290
                              -------       -------
Total ....................    $37,894       $43,334
                              =======       =======

Sales (net) ..............    $86,596       $92,775
                              =======       =======

Gross Profit .............    $22,618       $20,551
                              =======       =======

Income from operations ...    $13,217       $ 9,264
                              =======       =======

Net income before taxes ..    $13,425       $ 9,184
                              =======       =======

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: DEBT

                                                   JULY 31,
                                           ------------------------
                                             2002            2001
                                             ----            ----
                                                (In thousands)
Senior Notes
  Series C ............................    $ 22,285        $ 27,857
  Series D ............................      12,000          15,000
                                           --------        --------
                                             34,285          42,857
Current maturities of long-term debt ..      (8,571)         (8,571)
                                           --------        --------
                                           $ 25,714        $ 34,286
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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The average and maximum amounts outstanding and the effective average interest rate for borrowings under the Company's current and prior credit agreements were as follows:

                                                      YEARS ENDED JULY, 31
                                                  ----------------------------
                                                  2002      2001        2000
                                                  ----      ----        ----
                                                        (In thousands)
Average amount outstanding                        $ -       $ -       $    784
Maximum balance                                   $ -       $ -       $ 11,000
Effective average interest rate                     -         -            9.5%

The Senior Notes and Credit Agreement restrict investments and distributions, including dividends. Under the most restrictive of these covenants, at July 31, 2002 approximately $43.5 million was available for the payment of dividends, subject to a maximum of $10 million per fiscal year which is permitted under the current Credit Agreement.

Maturities of long-term debt for the next five fiscal years are as follows: 2003
- $8,571,000; 2004 - $8,571,000; 2005 - $8,571,000; 2006 - $8,571,000 and 2007 -
- none.

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

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following:

                             YEARS ENDED JULY 31,
                      -----------------------------------
                        2002          2001          2000
                        ----          ----          ----
                                 (In thousands)
Current
  Federal .....       $12,317       $36,337       $ 9,166
  State .......         2,216         8,240         2,153
Deferred
  Federal .....         4,072         3,184        (3,302)
  State .......           262           684          (828)
                      -------       -------       -------
                      $18,867       $48,445       $ 7,189
                      =======       =======       =======

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

                                                                        YEARS ENDED JULY 31,
                                                             ------------------------------------------
                                                                2002            2001            2000
                                                                ----            ----            ----
                                                                            (In thousands)
Tax computed at statutory rate ........................       $ 17,814        $ 42,663        $  6,522
State income taxes, net of federal tax benefit ........          1,985           5,942             908
Other .................................................           (932)           (160)           (241)
                                                              --------        --------        --------
                                                              $ 18,867        $ 48,445        $  7,189
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

                               HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            JULY 31, 2002
                                                          ------------------------------------------------
                                                                ASSETS       LIABILITIES       TOTAL
                                                                ------       -----------       -----
                                                                            (In thousands)
Deferred taxes
  Accrued employee benefits ...........................       $  2,016        $   (755)       $  1,261
  Accrued postretirement benefits .....................          1,820               -           1,820
  Inventory valuation reserve .........................            712               -             712
  Deferred turnaround costs ...........................              -          (2,828)         (2,828)
  Pipeline lease ......................................            746               -             746
  Prepayments and other ...............................            550          (2,311)         (1,761)
                                                              --------        --------        --------
Total current .........................................          5,844          (5,894)            (50)
  Properties, plants and equipment (due primarily to
    tax in excess of book depreciation) ...............              -         (25,563)        (25,563)
  Deferred turnaround costs ...........................              -          (2,504)         (2,504)
  Investments in joint ventures .......................              -          (1,638)         (1,638)
  Other ...............................................          1,282            (642)            640
                                                              --------        --------        --------
Total noncurrent ......................................          1,282         (30,347)        (29,065)
                                                              --------        --------        --------
Total .................................................       $  7,126        $(36,241)       $(29,115)
                                                              ========        ========        ========

                                                                               JULY 31, 2001
                                                                   ---------------------------------------
                                                                    ASSETS       LIABILITIES       TOTAL
                                                                    ------       -----------       -----
                                                                               (In thousands)
Deferred taxes
  Accrued employee benefits ................................       $  2,262       $      -        $  2,262
  Accrued postretirement benefits ..........................          1,965              -           1,965
  Inventory valuation reserve ..............................            936              -             936
  Deferred turnaround costs ................................              -         (1,710)         (1,710)
  Pipeline lease ...........................................            920              -             920
  Investments in equity securities .........................              -           (607)           (607)
  Prepayments and other ....................................          1,549         (1,870)           (321)
                                                                   --------       --------        --------
Total current ..............................................          7,632         (4,187)          3,445
  Properties, plants and equipment (due primarily to
    tax in excess of book depreciation) ....................              -        (24,978)        (24,978)
  Deferred oil and gas costs ...............................            813              -             813
  Deferred turnaround costs ................................              -         (1,347)         (1,347)
  Investments in joint ventures ............................            140         (1,947)         (1,807)
  Other ....................................................            489         (1,180)           (691)
                                                                   --------       --------        --------
Total noncurrent ...........................................          1,442        (29,452)        (28,010)
                                                                   --------       --------        --------
Total ......................................................       $  9,074       $(33,639)       $(24,565)
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

The following summarizes stock option transactions:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                             EXERCISE
                                                             SHARES           PRICE
                                                             ------           -----
Balance at July 31, 1999 .........................          680,000        $   13.38
Granted ..........................................          790,000             6.95
Forfeited ........................................         (104,000)            9.08
                                                          ---------        ---------
Balance at July 31, 2000 .........................        1,366,000             9.99
Granted ..........................................          642,000            11.05
Forfeited ........................................           (6,000)           13.38
Exercised ........................................         (379,000)           11.57
                                                          ---------        ---------
Balance at July 31, 2001 .........................        1,623,000            10.02
Granted ..........................................           50,000            19.80
Forfeited ........................................                -                -
Exercised ........................................         (179,300)           11.11
                                                          ---------        ---------
Balance at July 31, 2002 .........................        1,493,700        $   10.22
                                                          =========        =========

Options exercisable at July 31,
  2002 ...........................................          513,700        $   11.12
  2001 ...........................................          315,000        $   11.96
  2000 ...........................................          390,000        $   13.38

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information about stock options outstanding at July 31, 2002:

                                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                      -------------------------------------   -----------------------
                                                      WEIGHTED
                                                       AVERAGE    WEIGHTED                   WEIGHTED
                                                      REMAINING    AVERAGE                    AVERAGE
                                         NUMBER      CONTRACTUAL  EXERCISE      NUMBER       EXERCISE
  RANGE OF EXERCISE PRICE             OUTSTANDING     LIFE (YRS)   PRICE      EXERCISABLE     PRICE
-----------------------------         -----------    -----------  ---------   -----------    --------
$5.06 - $8.63................            690,400         7.38     $    7.11     165,200      $   7.04
$11.90 - $13.38..............            753,300         7.52         12.43     348,500         13.06
$19.80.......................             50,000         9.41         19.80           -             -
                                       ---------         ----     ---------     -------      --------
$5.06 - $19.80...............          1,493,700         7.52     $   10.22     513,700      $  11.12
                                       =========         ====     =========     =======      ========

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

NOTE 9 - STOCK OPTION PLAN

                                                                YEARS ENDED JULY 31,
                                                           -----------------------------
                                                             2002      2001       2000
                                                           -------    -------    -------
Risk-free interest rates ...............................      4.8%       4.9%       6.0%
Dividend yield .........................................      3.0%       3.0%       3.0%
Expected common stock market price voliatility factor...     49.6%      32.0%      27.0%
Weighted-average expected life of options ..............   6 years    6 years    6 years

The pro-forma effect of these options on net income and basic and diluted income per share is as follows:

                                                                                            YEARS ENDED JULY 31,
                                                                                  ------------------------------------------
                                                                                     2002            2001            2000
                                                                                  ---------       ----------       ---------
                                                                                      (In thousands, except share data)
Net income
  As reported................................................................     $  32,029       $   73,450       $  11,445
  Pro forma..................................................................     $  31,564       $   72,859       $  11,001
Net income per share - basic
  As reported................................................................     $    2.06       $     4.84       $    0.71
  Pro forma..................................................................     $    2.03       $     4.80       $    0.68
Net income per share - diluted
  As reported................................................................     $    2.01       $     4.77       $    0.71
  Pro forma..................................................................     $    1.98       $     4.74       $    0.68

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

The following table sets forth the changes in the benefit obligation and plan assets of the Company's retirement plan for the years ended July 31, 2002 and 2001:

                                                                    JULY 31,
                                                            -----------------------
                                                              2002           2001
                                                            --------       --------
                                                                 (In thousands)
Change in plan's benefit obligation
 Pension plan's benefit obligation - beginning of year...   $ 33,402       $ 38,346
 Service cost............................................      1,458          1,297
 Interest cost...........................................      2,448          2,558
 Benefits paid...........................................     (2,785)        (4,529)
 Early retirement lump sum cash settlements..............          -        (10,013)
 Actuarial (gain) loss...................................      2,361          5,743
 Plan amendments.........................................      3,904              -
                                                            --------       --------
 Pension plan's benefit obligation - end of year.........     40,788         33,402

Change in pension plan assets
 Fair value of plan assets - beginning of year...........     25,451         34,269
 Actual return (loss) on plan assets.....................     (3,140)         3,983
 Benefits paid...........................................     (2,785)        (4,529)
 Early retirement lump sum cash settlements..............          -        (10,013)
 Employer contributions..................................      4,500          1,741
                                                            --------       --------
 Fair value of plan assets - end of year.................     24,026         25,451

Reconciliation of funded status
 Under-funded balance....................................    (16,762)        (7,951)
 Unrecognized prior service cost.........................      3,904              -
 Unrecognized net loss (gain)............................     10,298          2,593
                                                            --------       --------
 Accrued pension liability (net amount recognized).......   $ (2,560)      $ (5,358)
                                                            ========       ========
Amounts recognized in consolidated balance sheet
 Intangible asset........................................   $  3,386       $      -
 Accrued pension liability...............................     (5,946)        (5,358)
                                                            --------       --------
 Accrued pension liability (net amount recognized).......   $ (2,560)      $ (5,358)
                                                            ========       ========

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic pension expense consisted of the following components:

                                                                             YEARS ENDED JULY 31,
                                                                     --------------------------------
                                                                       2002         2001        2000
                                                                     -------      -------     -------
                                                                              (In thousands)
Service cost - benefit earned during the year.....................   $ 1,458       1,297      $ 1,544
Interest cost on projected benefit obligations....................     2,448       2,558        2,469
Expected return on plan assets....................................    (2,203)     (2,321)      (3,377)
Recognized actuarial gain.........................................         -           -         (265)
Amortization of transition asset..................................         -        (115)        (213)
                                                                     -------       -----      -------
Net periodic pension expense......................................   $ 1,703       1,419      $   158
                                                                     =======       =====      =======

The principal actuarial assumptions as of July 31 were:

                                                                                       YEARS ENDED JULY 31,
                                                                             ------------------------------------
                                                                             2002            2001           2000
                                                                             ----            ----           ----
Discount rate.....................................................           7.25%           7.50%          7.75%
Rate of future compensation increases.............................           5.00%           5.00%          5.00%
Expected long-term rate of return on assets.......................           8.50%           8.50%          8.50%

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

In fiscal 2001, the Company entered into energy commodity futures contracts to hedge certain commitments to purchase crude oil and deliver gasoline in March 2001. The purpose of the hedge was to help protect the Company from the risk that the refined product margins with respect to the hedged gasoline sales would decline. Due to the strict requirements of SFAS No. 133 in measuring effectiveness of hedges, this particular hedge transaction did not qualify for hedge accounting. The energy commodity futures contracts entered into resulted in a loss of $161,000 for the year ended July 31, 2001, which was included in cost of products sold.

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           TOTAL FOR
                                                            PIPELINE       REPORTABLE    CORPORATE   CONSOLIDATED
                                            REFINING     TRANSPORTATION     SEGMENTS      & OTHER       TOTAL
                                           ----------    --------------    ----------   -----------  ------------
                                                                    (In thousands)
YEAR ENDED JULY 31, 2002
 Sales and other revenues..............    $  868,730     $   18,588       $  887,318   $    1,588    $  888,906
 Depreciation and amortization.........    $   24,789     $    1,394       $   26,183   $    1,516    $   27,699
 Income (loss) from operations.........    $   42,725     $   10,621       $   53,346   $  (10,300)   $   43,046
 Income (loss) before income taxes.....    $   48,597     $   12,220       $   60,817   $   (9,921)   $   50,896
 Total assets..........................    $  391,635     $   22,109       $  413,744   $   88,562    $  502,306

YEAR ENDED JULY 31, 2001
 Sales and other revenues..............    $1,120,248     $   18,454       $1,138,702   $    3,428    $1,142,130
 Depreciation and amortization.........    $   24,818     $    1,487       $   26,305   $    1,022    $   27,327
 Income (loss) from operations.........    $  116,218     $   10,243       $  126,461   $   (8,554)   $  117,907
 Income (loss) before income taxes.....    $  119,563     $   12,551       $  132,114   $  (10,219)   $  121,895
 Total assets..........................    $  384,844     $   22,516       $  407,360   $   83,069    $  490,429

YEAR ENDED JULY 31, 2000
 Sales and other revenues..............    $  947,317     $   14,861       $  962,178   $    3,768    $  965,946
 Depreciation and amortization.........    $   24,542     $    1,251       $   25,793   $    1,703    $   27,496
 Income (loss) from operations.........    $   25,480     $    7,859       $   33,339   $  (13,338)   $   20,001
 Income (loss) before income taxes.....    $   27,487     $    9,210       $   36,697   $  (18,063)   $   18,634
 Total assets..........................    $  426,394     $   20,941       $  447,335   $   17,027    $  464,362

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

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: QUARTERLY INFORMATION (UNAUDITED)

                                            FIRST        SECOND        THIRD        FOURTH
                                           QUARTER      QUARTER       QUARTER       QUARTER       YEAR
                                         ----------   ----------    -----------   ----------   ----------
                                                         (In thousands, except share data)
YEAR ENDED JULY 31, 2002
 Sales and other revenues.............   $  257,947   $  166,754    $   210,327   $  253,878   $  888,906
 Operating costs and expenses.........   $  228,890   $  169,473    $   201,685   $  245,812   $  845,860
 Income (loss) from operations........   $   29,057   $   (2,719)   $     8,642   $    8,066   $   43,046
 Income (loss) before income taxes....   $   33,069   $     (792)   $     9,808   $    8,811   $   50,896
 Net income (loss)....................   $   20,222   $     (485)   $     6,199   $    6,093   $   32,029
 Net income (loss) per common
  share - basic.......................   $     1.30   $    (0.03)   $      0.40   $     0.39   $     2.06
 Net income (loss) per common
  share - diluted.....................   $     1.27   $    (0.03)   $      0.39   $     0.38   $     2.01
 Dividends per common share...........   $     0.10   $     0.10    $      0.10   $     0.11   $     0.41
 Average number of shares of
  common stock outstanding
  Basic...............................       15,508       15,559         15,581       15,593       15,560
  Diluted.............................       15,944       15,996         16,016       15,947       15,971

YEAR ENDED JULY 31, 2001
 Sales and other revenues.............   $  325,963   $  283,140    $   268,190   $  264,837   $1,142,130
 Operating costs and expenses.........   $  292,376   $  262,764    $   233,796   $  235,287   $1,024,223
 Income from operations...............   $   33,587   $   20,376    $    34,394   $   29,550   $  117,907
 Income before income taxes...........   $   33,794   $   20,765    $    34,585   $   32,751   $  121,895
 Net income...........................   $   20,412   $   12,542    $    20,889   $   19,607   $   73,450
 Net income per common
  share - basic.......................   $     1.35   $     0.83    $      1.38   $     1.27   $     4.84
 Net income per common
  share - diluted.....................   $     1.35   $     0.83    $      1.36   $     1.24   $     4.77
 Dividends per common share...........   $     0.09   $     0.09    $      0.09   $     0.10   $     0.37
 Average number of shares of
  common stock outstanding
  Basic...............................       15,102       15,102         15,124       15,418       15,187
  Diluted.............................       15,102       15,102         15,333       15,829       15,387

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                    ANNUAL COMPENSATION (1)
                                                         ------------------------------------------
                                                                                        LONG-TERM                ALL
                NAME AND                                                              COMPENSATION              OTHER
               PRINCIPAL                     FISCAL                                      AWARDS             COMPENSATION
                POSITION                      YEAR        SALARY       BONUS          OPTIONS (#)               (2)
               ---------                     -----       --------    ---------        -------------         ------------
Lamar Norsworthy.......................       2002       $510,000    $ 280,500               --                $ 14,511
         Chairman of the Board and            2001       $490,576    $ 765,000          120,000 (3)            $  6,994
         Chief Executive Officer              2000       $471,668    $ 131,000          200,000 (4)            $ 19,853
Matthew P. Clifton.....................       2002       $422,004    $ 198,342               --                $  7,499
         President                            2001       $405,600    $ 632,000          106,000 (5)            $  7,311
                                              2000       $390,000    $ 109,000           80,000 (6)            $  7,311
W. John Glancy.........................       2002       $221,004    $  87,518               --                $  6,634
         Senior Vice President, General       2001       $210,160    $ 211,000           56,000 (7)            $  8,406
         Counsel and Secretary                2000       $203,680    $  70,000           50,000 (8)            $  2,787
         Stephen J. McDonnell..........       2002       $207,800    $  62,500               --                $  7,979
         Vice President and                   2001       $193,302    $ 100,000           60,000 (9)            $     --
         Chief Financial Officer
John A. Knorr..........................       2002       $176,640    $  50,000               --                $  6,911
         Vice President, Crude Oil            2001       $168,340    $  95,000           24,000 (10)           $  6,853
         Supply and Trading                   2000       $161,370    $  38,000           40,000 (11)           $  6,720

-------------------
(1) Any perquisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the SEC (the lesser of $50,000 or 10% of the individual's total annual salary and bonus).

(2)      All Other Compensation - details for fiscal 2002:

                                                     DIVIDENDS      COMPANY
                                                       ON           MATCHING
                                                      PHANTOM        THRIFT
                NAME                                  SHARES          PLAN         OTHER      TOTAL
                ----                                 ---------      --------       -----     --------
Lamar Norsworthy........................             $ 8,111        $ 6,400           --     $ 14,511
Matthew P. Clifton......................             $ 1,099        $ 6,400           --     $  7,499
W. John Glancy..........................             $    --        $ 6,634           --     $  6,634
Stephen J. McDonnell....................             $    --        $ 7,979           --     $  7,979
John A. Knorr...........................             $   319        $ 6,592           --     $  6,911

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

            Equity Compensation Plan Information as of July 31, 2002

                                          Number of
                                         Securities                                   Number of securities remaining
                                      to be issued upon        Weighted average       available for future issuance
                                         exercise of          exercise price of       under equity compensation plans
                                     outstanding options,    outstanding options,     (excluding securities reflected
Plan Category                        warrants and rights     warrants and rights           in the first column)
---------------------------------    --------------------   ---------------------     -------------------------------
Equity compensation plans
approved by security holders ....              1,493,700    $               10.22                            944,000

Equity compensation plans not
approved by security holders ....                    N/A                      N/A                                N/A
                                     --------------------   ----------------------    -------------------------------
                                               1,493,700    $               10.22                            944,000
                                     ====================   ======================    ===============================

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

   (1) Index to Consolidated Financial Statements

                                                             Page in
                                                            Form 10-K/A
                                                            -----------
Report of Independent Auditors ...................             42

Consolidated Balance Sheet at
  July 31, 2002 and 2001............... ..........             43
Consolidated Statement of Income for
  the years ended July 31, 2002,
  2001, and 2000 .................................             44
Consolidated Statement of Cash Flows
  for the years ended July 31, 2002,
  2001, and 2000 ....................... .........             45
Consolidated Statement of Stockholders'
  Equity for the years ended July 31,
  2002, 2001 and 2000................... .........             46
Consolidated Statement of Comprehensive
  Income for the years ended July 31,
  2002, 2001 and 2000 ............................             47
Notes to Consolidated Financial
  Statements......................................             48

  (2)      Index to Consolidated Financial Statement Schedules

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

  (3)      Exhibits

     See Index to Exhibits on pages 75 to 77.

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

                                  HOLLY CORPORATION
                                  (Registrant)

                                 /s/ Stephen J. McDonnell
                                 ------------------------------------
                                     Stephen J. McDonnell
                                     Vice President and Chief Financial Officer

                                 /s/ Kathryn H. Walker
                                 ----------------------------
                                      Kathryn H. Walker
                                      Vice President, Accounting (Principal
                                        Accounting Officer)

Date:  November 3, 2003

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

Date:  November 3, 2003        /s/ C. Lamar Norsworthy
                               --------------------------------------------
                               C. Lamar Norsworthy
                               Chairman of the Board and Chief Executive Officer

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

Date:  November 3, 2003          /s/ Stephen J. McDonnell
                                 --------------------------------------------
                                 Stephen J. McDonnell
                                 Vice President and Chief Financial Officer

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

10.19*   Holly Corporation - Supplemental Payment Agreement for 2001 Service as
         Director

10.20*   Holly Corporation - Supplemental Payment Agreement for 2002 Service as
         Director

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