Form 10-Q/A
period 2002-10-31
HOLLY CORP
filed 2003-11-04
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                 Amendment No. 2

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------- to ----------------

Commission File Number 1-3876

                                HOLLY CORPORATION
              -----------------------------------------------------
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

                                HOLLY CORPORATION
                                      INDEX

                                                                               Page No.
                                                                               --------
PART I.     FINANCIAL INFORMATION

 Forward-Looking Statements                                                        3

 Item 1.    Financial Statements

            Consolidated Balance Sheet - (Unaudited)
            October 31, 2002 and July 31, 2002                                     5

            Consolidated Statement of Income (Unaudited) -
            Three Months Ended October 31, 2002 and 2001                           6

            Consolidated Statement of Cash Flows (Unaudited) -
            Three Months Ended October 31, 2002 and 2001                           7

            Consolidated Statement of Comprehensive Income (Unaudited) -
            Three Months Ended October 31, 2002 and 2001                           8

            Notes to Consolidated Financial Statements (Unaudited)                 9

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                   15

 Item 3.    Quantitative and Qualitative Disclosures
            About Market Risk                                                     27

 Item 4.    Controls and Procedures                                               27

PART II.    OTHER INFORMATION

 Item 1.    Legal Proceedings                                                     28

 Item 4.    Submission of Matters to a Vote of Security Holders                   30

 Item 6.    Exhibits and Reports on Form 8-K                                      31

Signatures                                                                        32

Certifications                                                                    33

         Holly Corporation is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2002, originally filed on December 12, 2002 and amended on Form 10-Q/A on September 9, 2003, in response to comments received from the Securities and Exchange Commission in order to comply with Item 10(e) of Regulation S-K regarding the use of non-GAAP financial measures. This Amendment No. 2 amends and restates in its entirety the original Form 10-Q as amended, but continues to speak as of the date of the original filing of the original Form 10-Q. Holly Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this Amendment No. 2 and the original Form 10-Q as amended is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                          OCTOBER 31,   JULY 31,
                                                                                             2002         2002
                                                                                          ----------    ---------
                ASSETS                                                                        (In thousands)
CURRENT ASSETS
      Cash and cash equivalents.........................................................   $  66,995    $  71,630

      Accounts receivable:   Product....................................................      52,733       46,929
                             Crude oil resales..........................................      92,113       88,466
                                                                                           ---------    ---------
                                                                                             144,846      135,395
      Inventories:           Crude oil and refined product..............................      45,578       35,120
                             Materials and supplies.....................................      10,081       10,188
                                                                                           ---------    ---------
                                                                                              55,659       45,308
      Income taxes receivable...........................................................           -        8,699
      Prepayments and other.............................................................      17,403       17,812
                                                                                           ---------    ---------
           TOTAL CURRENT ASSETS.........................................................     284,903      278,844

   Properties, plants and equipment, at cost ...........................................     420,093      410,987
   Less accumulated depreciation, depletion and amortization ...........................    (216,650)    (211,526)
                                                                                           ---------    ---------
                                                                                             203,443      199,461
   Investments in and advances to joint ventures........................................      17,227       15,732
   Other assets:             Prepaid transportation.....................................      25,000            -
                             Other, net.................................................       6,662        8,269
                                                                                           ---------    ---------
                                                                                              31,662        8,269
                                                                                           ---------    ---------
           TOTAL ASSETS.................................................................   $ 537,235    $ 502,306
                                                                                           =========    =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable..................................................................   $ 192,414    $ 185,058
      Accrued liabilities...............................................................      23,945       25,342
      Prepaid transportation liability..................................................      25,000            -
      Income taxes payable..............................................................       2,099            -
      Current maturities of long-term debt..............................................       8,571        8,571
                                                                                           ---------    ---------
           TOTAL CURRENT LIABILITIES....................................................     252,029      218,971
   Deferred income taxes................................................................      28,731       29,065
   Long-term debt, less current maturities..............................................      25,714       25,714
   Commitments and contingencies
   STOCKHOLDERS' EQUITY
      Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued.......           -            -
      Common stock, $.01 par value - 20,000,000 shares authorized;
        16,806,396 and 16,759,396 shares issued as of October 31, 2002 and
        July 31, 2002...................................................................         168          168
      Additional capital................................................................      14,623       14,013
      Retained earnings.................................................................     227,310      223,770
                                                                                           ---------    ---------
                                                                                             242,101      237,951
      Common stock held in treasury, at cost -
        1,313,968 and 1,197,968 shares as of October 31, 2002 and July 31, 2002.........     (11,340)      (9,395)
                                                                                           ---------    ---------
           TOTAL STOCKHOLDERS' EQUITY...................................................     230,761      228,556
                                                                                           ---------    ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $ 537,235    $ 502,306
                                                                                           =========    =========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                                                       THREE MONTHS ENDED
                                                                                                           OCTOBER 31,
                                                                                              ------------------------------------
                                                                                                2002                      2001
                                                                                              ---------                ---------
                                                                                              (In thousands, except per share data)
SALES AND OTHER REVENUES..............................................................        $ 275,658                $ 257,947

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation,depletion and amortization).......          231,959                  191,984
   Operating expenses (exclusive of depreciation,depletion and amortization)..........           24,140                   24,746
   Selling, general and administrative expenses (exclusive of depreciation,
     depletion, and amortization).....................................................            5,203                    5,430
   Depreciation, depletion and amortization...........................................            7,196                    6,431
   Exploration expenses, including dry holes..........................................              217                      299
                                                                                              ---------                ---------
        TOTAL OPERATING COSTS AND EXPENSES............................................          268,715                  228,890
                                                                                              ---------                ---------
INCOME FROM OPERATIONS................................................................            6,943                   29,057

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures...............................................            1,983                    2,748
   Interest income....................................................................              274                      682
   Interest expense...................................................................             (694)                    (940)
   Gain on sale of equity securities..................................................                -                    1,522
                                                                                              ---------                ---------
                                                                                                  1,563                    4,012
                                                                                              ---------                ---------
INCOME BEFORE INCOME TAXES............................................................            8,506                   33,069

Income tax provision (benefit)
   Current............................................................................            3,593                   12,697
   Deferred...........................................................................             (334)                     150
                                                                                              ---------                ---------
                                                                                                  3,259                   12,847
                                                                                              ---------                ---------
NET INCOME............................................................................        $   5,247                $  20,222
                                                                                              =========                =========

NET INCOME PER COMMON SHARE - BASIC...................................................        $    0.34                $    1.30
                                                                                              =========                =========

NET INCOME PER COMMON SHARE - DILUTED.................................................        $    0.33                $    1.27
                                                                                              =========                =========

CASH DIVIDENDS DECLARED PER COMMON SHARE..............................................        $    0.11                $    0.10
                                                                                              =========                =========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic..............................................................................           15,522                   15,508
   Diluted............................................................................           15,877                   15,944

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                                     THREE MONTHS ENDED
                                                                                        OCTOBER 31,
                                                                                ---------------------------
                                                                                  2002              2001
                                                                                --------          ---------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income............................................................       $  5,247          $  20,222
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization..........................          7,196              6,431
       Deferred income taxes.............................................           (334)               150
       Equity in earnings of joint ventures..............................         (1,983)            (2,748)
       (Increase) decrease in current assets
         Accounts receivable.............................................         (9,451)            38,206
         Inventories.....................................................        (10,351)            (9,868)
         Income taxes receivable.........................................          8,699              3,514
         Prepayments and other...........................................            409                 81
       Increase (decrease) in current liabilities
         Accounts payable................................................          7,356            (34,156)
         Accrued liabilities.............................................         (1,923)              (214)
         Income taxes payable............................................          2,099              6,050
       Turnaround expenditures...........................................            (33)            (1,840)
       Other, net........................................................            202             (1,424)
                                                                                --------          ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES........................           7,133             24,404

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt issuance costs...................................................           (635)                 -
   Issuance of common stock upon exercise of options.....................            610                659
   Purchase of treasury stock............................................         (1,945)               (92)
   Cash dividends........................................................         (1,708)            (1,550)
                                                                                --------          ---------
       NET CASH USED FOR FINANCING ACTIVITIES...........................          (3,678)              (983)
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment.......................           (8,577)            (6,384)
   Distributions from joint ventures.....................................            487              1,150
   Proceeds from sale of marketable equity securities........                          -              4,500
                                                                                --------          ---------
       NET CASH USED FOR INVESTING ACTIVITIES...........................          (8,090)              (734)
                                                                                --------          ---------
CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE PERIOD....................................         (4,635)            22,687
   Beginning of year.....................................................         71,630             65,840
                                                                                --------          ---------
   END OF PERIOD.........................................................       $ 66,995          $  88,527
                                                                                ========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest.........................................................       $    220          $     242
        Income taxes.....................................................       $    130          $   2,958

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                                     THREE MONTHS ENDED
                                                                                        OCTOBER 31,
                                                                                --------------------------
                                                                                  2002             2001
                                                                                --------         ---------
                                                                                      (In thousands)
NET INCOME.................................................................     $  5,247         $  20,222
Other comprehensive income (loss)
   Reclassification adjustment to net income on sale of equity securities..            -            (1,522)
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments.......................            -              (802)
      Reclassification adjustment into net income..........................            -             1,084
                                                                                --------         ---------
   Total income on cash flow hedges........................................            -               282
                                                                                --------         ---------
  Other comprehensive income before income taxes...........................            -            (1,240)
  Income tax benefit.......................................................            -              (495)
                                                                                --------         ---------
Other comprehensive loss...................................................            -              (745)
                                                                                --------         ---------
TOTAL COMPREHENSIVE INCOME.................................................     $  5,247         $  19,477
                                                                                ========         =========

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

                                                                                THREE MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                           -----------------------------
                                                                              2002                2001
                                                                           ----------           --------
                                                                      (In thousands, except per share data)
Net income....................................................             $    5,247           $ 20,222

Average number of shares of common stock outstanding..........                 15,522             15,508
Effect of dilutive stock options..............................                    355                436
                                                                           ----------           --------
Average number of shares of common stock
   outstanding assuming dilution..............................                 15,877             15,944
                                                                           ==========           ========

Income per share - basic......................................             $     0.34           $   1.30
                                                                           ==========           ========

Income per share - diluted....................................             $     0.33           $   1.27
                                                                           ==========           ========

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

NK Asphalt Partners Joint Venture (Unaudited):

                                                                           THREE MONTHS ENDED
                                                                               OCTOBER 31,
                                                                         -----------------------
                                                                            2002         2001
                                                                         ----------   ----------
                                                                             (In thousands)
Sales (net) ..........................................................   $   26,170   $   31,436
                                                                         ==========   ==========

Gross Profit .........................................................   $    6,222   $    8,047
                                                                         ==========   ==========

Income from operations ...............................................   $    3,671   $    5,513
                                                                         ==========   ==========

Net income before taxes ..............................................   $    3,229   $    5,116
                                                                         ==========   ==========

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

                               HOLLY CORPORATION

                                                                               TOTAL FOR
                                                            PIPELINE           REPORTABLE         CORPORATE        CONSOLIDATED
                                            REFINING     TRANSPORTATION         SEGMENTS           & OTHER            TOTAL
                                            --------     ---------------       ----------         ---------        ------------
                                                                              (In thousands)
THREE MONTHS ENDED OCTOBER 31, 2002
  Sales and other revenues .............   $ 270,553         $ 4,794            $ 275,347         $    311           $ 275,658
  Depreciation and amortization ........   $   6,322         $   356            $   6,678         $    518           $   7,196
  Income (loss) from operations ........   $   6,733         $ 2,806            $   9,539         $ (2,596)          $   6,943
  Income (loss) before income taxes ....   $   8,015         $ 3,322            $  11,337         $ (2,831)          $   8,506

THREE MONTHS ENDED OCTOBER 31, 2001
  Sales and other revenues .............   $ 252,812         $ 4,565            $ 257,377         $    570           $ 257,947
  Depreciation and amortization ........   $   5,832         $   349            $   6,181         $    250           $   6,431
  Income (loss) from operations ........   $  28,765         $ 2,482            $  31,247         $ (2,190)          $  29,057
  Income (loss) before income taxes ....   $  31,096         $ 2,767            $  33,863         $   (794)          $  33,069

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

                                HOLLY CORPORATION

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

RESULTS OF OPERATIONS

FINANCIAL DATA (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                         OCTOBER 31,
                                                                                             ----------------------------------
                                                                                                2002                    2001
                                                                                             -----------             ----------
                                                                                              (In thousands, except per share
                                                                                                      and ratio data)
Sales and other revenues .................................................................   $   275,658              $ 257,947

Operating costs and expenses
   Cost of products sold (exclusive of depreciation,depletion and amortization) ..........       231,959                191,984
   Operating expenses (exclusive of depreciation,depletion and amortization) .............        24,140                 24,746
   Selling, general and administrative expenses (exclusive of depreciation,
     depletion, and amortization) ........................................................         5,203                  5,430
   Depreciation, depletion and amortization ..............................................         7,196                  6,431
   Exploration expenses, including dry holes .............................................           217                    299
                                                                                             -----------             ----------
        Total operating costs and expenses ...............................................       268,715                228,890
                                                                                             -----------             ----------
Income from operations ...................................................................         6,943                 29,057

Other income (expense)
   Equity in earnings of joint ventures ..................................................         1,983                  2,748
   Interest expense, net .................................................................          (420)                  (258)
   Gain on sale of equity securities .....................................................             -                  1,522
                                                                                             -----------             ----------
                                                                                                   1,563                  4,012
                                                                                             -----------             ----------
Income before income taxes ...............................................................         8,506                 33,069
Income tax provision .....................................................................         3,259                 12,847
                                                                                             -----------             ----------
Net income ...............................................................................   $     5,247             $   20,222
                                                                                             ===========             ==========

Net income per common share - basic ......................................................   $      0.34             $     1.30

Net income per common share - diluted ....................................................   $      0.33             $     1.27

Weighted average number of common shares outstanding:
  Basic ..................................................................................        15,522                 15,508
  Diluted ................................................................................        15,877                 15,944


                                HOLLY CORPORATION

BALANCE SHEET DATA (UNAUDITED)

                                                                                             OCTOBER 31,              JULY 31,
                                                                                                2002                   2002
                                                                                             -----------             ----------
                                                                                              (In thousands, except ratio data)
Cash and cash equivalents ................................................................   $    66,995             $   71,630
Working capital ..........................................................................   $    32,874             $   59,873
Total assets .............................................................................   $   537,235             $  502,306
Total long-term debt, including current maturities .......................................   $    34,285             $   34,285
Stockholders' equity .....................................................................   $   230,761             $  228,556
Total debt to capitalization ratio(1) ....................................................          12.9%                  13.0%

(1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                    OCTOBER 31,
                                                                                             ----------    ----------
                                                                                                2002          2001
                                                                                             ----------    ----------
                                                                                                   (In thousands)
Sales and other revenues (1)
   Refining ..............................................................................   $  270,553    $  252,812
   Pipeline Transportation ...............................................................        4,794         4,565
   Corporate and Other ...................................................................          311           570
                                                                                             ----------    ----------
   Consolidated ..........................................................................   $  275,658    $  257,947
                                                                                             ==========    ==========

Income (loss) from operations (1)
   Refining ..............................................................................   $    6,733    $   28,765
   Pipeline Transportation ...............................................................        2,806         2,482
   Corporate and Other ...................................................................       (2,596)       (2,190)
                                                                                             ----------    ----------
   Consolidated ..........................................................................   $    6,943    $   29,057
                                                                                             ==========    ==========

Net cash provided by operating activities ................................................   $    7,133    $   24,404
Net cash used by financing activities ....................................................   $   (3,678)   $     (983)
Net cash used by investing activities ....................................................   $   (8,090)   $     (734)
Capital expenditures .....................................................................   $    8,577    $    6,384
EBITDA (2)................................................................................   $   16,122    $   39,758

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

                                                                                                THREE MONTHS ENDED
                                                                                                    OCTOBER 31,
                                                                                             ------------------------
                                                                                                2002          2001
                                                                                             ----------    ----------
                                                                                                  (In thousands )
Net Income ...............................................................................   $    5,247    $   20,222
   Add provision for income tax ..........................................................        3,259        12,847
   Add interest expense ..................................................................         694            940
   Subtract interest income ..............................................................         (274)         (682)
   Add depreciation and amortization .....................................................        7,196         6,431
                                                                                             ----------    ----------
EBITDA ...................................................................................   $   16,122    $   39,758
                                                                                             ==========    ==========

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                                                               THREE MONTHS ENDED
                                                                                                   OCTOBER 31,
                                                                                             ------------------------
                                                                                                2002          2001
                                                                                             ----------    ----------
Crude charge (BPD) (1)....................................................................       61,800        59,800

Sales of refined products (BPD) (2).......................................................       82,500        78,500
Average sales price per sales barrel .....................................................   $    35.62    $    35.00

Sales of produced refined products (BPD) .................................................       68,800        67,400
Average sales price per produced barrel ..................................................   $    35.30    $    34.60


Reconciliation of Sales and other revenues in Consolidated Financial Statements
(Also see Note H to Consolidated Financial
Statements)

Sales of refined product (BPD) ...........................................................       82,500        78,500
Average sales price per sales barrel .....................................................   $    35.62    $    35.00
Refinery segment sales and other revenues (3).............................................   $  270,553    $  252,812
Pipeline transportation segment sales and other revenues .................................   $    4,794    $    4,565
Corporate and Other sales and other revenues .............................................   $      311    $      570
                                                                                             ----------    ----------
Consolidated Sales and other revenues ....................................................   $  275,658    $  257,947
                                                                                             ==========    ==========

(1) Crude charge represents the barrels per day of crude oil processed through the crude units at the Company's refineries.

(2) Includes refined products purchased for resale representing 13,700 BPD and 11,100 BPD, respectively.

(3) In addition to revenues from sales of refined products, the refining segment includes other miscellaneous revenues amounting to $197 and $42, respectively.

                                HOLLY CORPORATION


                                                                                                THREE MONTHS ENDED
                                                                                                    OCTOBER 31,
                                                                                             ------------------------
                                                                                                 2002          2001
                                                                                             ----------    ----------
Sales of produced refined products
  Gasolines ..............................................................................         54.9%         52.6%
  Diesel fuels ...........................................................................         20.6%         21.3%
  Jet fuels ..............................................................................         11.2%         10.2%
  Asphalt ................................................................................          9.8%         12.4%
  LPG and other ..........................................................................          3.5%          3.5%
                                                                                             ----------    ----------
       Total .............................................................................        100.0%        100.0%
                                                                                             ==========    ==========

THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2001

         Net income for the three months ended October 31, 2002 was $5.2 million ($.34 per basic and $.33 per diluted share) compared to net income of $20.2 million ($1.30 per basic and $1.27 per diluted share) for the three months ended October 31, 2001. The $15 million reduction in income between the periods is principally a result of lower refined product margins which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization.

         For the Company's first quarter ended October 31, 2002, refined product margins were well below the refined product margins for the quarter ended October 31, 2001. During the prior year's first quarter, the Company, along with the refining industry as a whole, was still experiencing very favorable refined product margins, which have since declined. During much of the first quarter ended October 31, 2002, increases in crude oil and other feedstock costs were not matched by refined product increases. The Company's revenues and cost of products sold were higher in the first quarter of fiscal 2003, as compared to the fiscal 2002 first quarter, due to a 5% increase in sales volumes, higher refined product sales prices and higher costs of purchased crude oil.

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

                                HOLLY CORPORATION

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

                                                                                         PAYMENTS DUE BY PERIOD
                                                                           --------------------------------------------------
                                                                           LESS THAN
CONTRACTUAL OBLIGATIONS                                            TOTAL    1 YEAR     2-3 YEARS    4-5 YEARS    OVER 5 YEARS
-----------------------                                          --------  -------     ---------    ---------    ------------
                                                                                     (In thousands)
Long-term debt (stated maturities) ............................. $ 34,285  $   8,571   $  25,714    $       -        $   -
Operating leases ............................................... $ 27,792  $   6,091   $  11,976    $   9,438        $ 287

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

         If the Longhorn Pipeline operates as currently proposed, the lower requirement for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers would permit Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins, which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization, in El Paso and related markets. However, any effects on the Company's markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the next few years because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although the Company's results of operations might be adversely impacted and some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand a period of lower prices and refined product margins that might result from operation of the Longhorn Pipeline as currently proposed.

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

         At the date of this report, it is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline will ultimately be operated, nor is it possible to predict the overall impact on the Company if the Longhorn Pipeline does not ultimately begin operations or begins operations at different possible future dates. Under the terms of the November 2002 settlement agreement that terminated litigation between the Company and Longhorn Partners, the Company would have an unsecured claim for repayment of the Company's $25,000,000 prepayment to Longhorn Partners for transportation services in the event the Longhorn Pipeline did not begin operations by July 1, 2004 or announced that it would not begin operations by that

                               HOLLY CORPORATION
 date.

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

                               HOLLY CORPORATION

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

                             ELECTION OF DIRECTORS

                                            Total Votes            Total Votes
                                               "For"               "Withheld"
                                               -----               ----------
Matthew P. Clifton                          11,767,466              3,045,200
W. John Glancy                              12,389,690              2,422,976
William J. Gray                             13,532,380              1,280,286
Marcus R. Hickerson                         13,520,415              1,292,251
Thomas K. Matthews, II                      13,525,395              1,287,271
Robert G. McKenzie                          11,653,882              3,158,784
Lamar Norsworthy                            12,238,838              2,573,828
Jack P. Reid                                13,532,766              1,279,900
Paul T. Stoffel                             11,666,738              3,145,928

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

                                        HOLLY CORPORATION
                                  ----------------------------------------------
                                  (Registrant)

Date: November 3, 2003            By /s/ Kathryn H. Walker
                                    --------------------------------------------
                                    Kathryn H. Walker
                                    Vice President, Accounting
                                    (Principal Accounting Officer)

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

Date: November 3, 2003         /s/ C. Lamar Norsworthy
                               -------------------------------------------------
                               C. Lamar Norsworthy
                               Chairman of the Board and Chief Executive Officer

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