Form 10-QT/A
period 2002-12-31
HOLLY CORP
filed 2003-11-04
CIK 48039

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

 Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        75-1056913
------------------------------------                      -----------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       (Identification No.)

   100 Crescent Court, Suite 1600
              Dallas, Texas                                  75201-6927
-------------------------------------------               --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (214) 871-3555

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

                                HOLLY CORPORATION
                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I.     FINANCIAL INFORMATION

  Forward-Looking Statements                                                              4
  Item 1.   Financial Statements

            Consolidated Balance Sheet - (Unaudited) -
            December 31, 2002 and July 31, 2002                                           5

            Consolidated Statement of Income (Unaudited) -
            Five Months Ended December 31, 2002 and 2001                                  6

            Consolidated Statement of Cash Flows (Unaudited) -
            Five Months Ended December 31, 2002 and 2001                                  7

            Consolidated Statement of Comprehensive Income (Unaudited) -
            Five Months Ended December 31, 2002 and 2001                                  8

            Notes to Consolidated Financial Statements (Unaudited)                        9

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          19

  Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                                            33

  Item 4.   Controls and Procedures                                                      33

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                            34

  Item 6.   Exhibits and Reports on Form 8-K                                             37

Signatures                                                                               40

         Holly Corporation is filing this amendment to its Transition Report on Form 10-Q for the transition period from August 1, 2002 to December 31, 2002, originally filed on September 12, 2003, in response to comments received from the Securities and Exchange Commission in order to comply with Item 10(e) of Regulation S-K regarding the use of non-GAAP financial measures. This amendment to the original Transition Report on Form 10-Q amends and restates the original Transition Report on Form 10-Q in its entirety, but continues to speak as of the date of the original filing of the original Transition Report on Form 10-Q. Holly Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Transition Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

                                     PART I

FORWARD-LOOKING STATEMENTS

         This Transition Report on Form 10-Q/A for the transition period from August 1, 2002 to December 31, 2002 contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Transition Report on Form 10-Q/A, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") regarding the Company's financial position and results of operations in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and those in Item 1 "Legal Proceedings" in Part II, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the successful integration of the Woods Cross refinery, the outcome with respect to the litigation with Frontier Oil Corporation, the possibility of terrorist attacks and the consequences of any such attacks, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Transition Report on Form 10-Q/A, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Transition Report on Form 10-Q/A, including without limitation in conjunction with the forward-looking statements included in this Transition Report on Form 10-Q/A that are referred to above. This summary discussion of risks and uncertainties that may cause actual results to differ from those indicated in forward-looking statements should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K/A, as amended, for the fiscal year ended July 31, 2002 and in conjunction with the discussion in this Transition Report on Form 10-Q/A in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Transition Report on Form 10-Q/A and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                       DECEMBER 31,            JULY 31,
                                                                                          2002                  2002
                                                                                      --------------          ---------
                ASSETS                                                                 (In thousands, except share data)
CURRENT ASSETS
   Cash and cash equivalents....................................................       $   24,266             $  71,630

   Accounts receivable:   Product...............................................           51,141                46,929
                          Crude oil resales.....................................           97,017                88,466
                                                                                       ----------             ---------
                                                                                          148,158               135,395

   Inventories:           Crude oil and refined products........................           50,808                35,120
                          Materials and supplies................................           10,329                10,188
                                                                                       ----------             ---------
                                                                                           61,137                45,308

   Income taxes  receivable.....................................................              647                 8,699
   Prepayments and other........................................................           19,026                17,812
                                                                                       ----------             ---------
        TOTAL CURRENT ASSETS                                                              253,234               278,844

Properties, plants and equipment, at cost.......................................          434,292               410,987
Less accumulated depreciation, depletion and amortization.......................         (220,142)             (211,526)
                                                                                       ----------             ---------
                                                                                          214,150               199,461
Investments in and advances to joint ventures...................................           15,955                15,732

Other assets:             Prepaid transportation................................           25,000                     -
                          Refinery acquisition deposit..........................            2,500                     -
                          Other, net............................................            3,841                 8,269
                                                                                       ----------             ---------
                                                                                           31,341                 8,269

                                                                                       ----------             ---------
        TOTAL ASSETS............................................................       $  514,680             $ 502,306
                                                                                       ==========             =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable.............................................................       $  207,418             $ 185,058
   Accrued liabilities..........................................................           23,722                25,342
   Current maturities of long-term debt.........................................            8,571                 8,571
                                                                                       ----------             ---------
        TOTAL CURRENT LIABILITIES...............................................          239,711               218,971
Deferred income taxes...........................................................           28,254                29,065
Long-term debt, less current maturities.........................................           17,143                25,714
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized;
     none issued................................................................                -                     -
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,846,696 and 16,759,396 shares issued as of December 31, 2002
     and July 31, 2002..........................................................              168                   168
   Additional capital...........................................................           15,221                14,013
   Retained earnings............................................................          225,759               223,770
                                                                                       ----------             ---------
                                                                                          241,148               237,951
   Common stock held in treasury, at cost -
     1,328,868 and 1,197,968 shares as of December 31, 2002
     and July 31, 2002..........................................................          (11,605)               (9,395)
   Accumulated other comprehensive loss.........................................               29                     -
                                                                                       ----------             ---------
        TOTAL STOCKHOLDERS' EQUITY..............................................          229,572               228,556
                                                                                       ----------             ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................       $  514,680             $ 502,306
                                                                                       ==========             =========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                                                 FIVE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                       ------------------------------------
                                                                                           2002                    2001
                                                                                       ------------             -----------
                                                                                       (In thousands, except per share data)

SALES AND OTHER REVENUES........................................................         $  448,637             $ 363,854

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation, depletion,.................
     and amortization)..........................................................            377,538               278,837
   Operating expenses (exclusive of depreciation, depletion,....................
     and amortization)..........................................................             41,566                40,337
   Selling, general and administrative expenses (exclusive of...................
     depreciation, depletion, and amortization).................................              9,025                 8,963
   Depreciation, depletion and amortization.....................................             11,726                10,875
   Exploration expenses, including dry holes....................................                392                   456
                                                                                         ----------             ---------
        TOTAL OPERATING COSTS AND EXPENSES......................................            440,247               339,468
                                                                                         ----------             ---------
INCOME FROM OPERATIONS..........................................................              8,390                24,386

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures.........................................                726                 5,037
   Interest income..............................................................                415                   963
   Interest expense.............................................................             (1,014)               (1,479)
   Gain on sale of equity securities............................................                  -                 1,522
                                                                                         ----------             ---------
                                                                                                127                 6,043
                                                                                         ----------             ---------
INCOME BEFORE INCOME TAXES......................................................              8,517                30,429

Income tax provision (benefit)
   Current......................................................................              4,613                11,572
   Deferred.....................................................................             (1,499)                  250
                                                                                         ----------             ---------
                                                                                              3,114                11,822
                                                                                         ----------             ---------
NET INCOME......................................................................         $    5,403             $  18,607
                                                                                         ==========             =========

NET INCOME PER COMMON SHARE - BASIC.............................................         $     0.35             $    1.20
                                                                                         ==========             =========

NET INCOME PER COMMON SHARE - DILUTED...........................................         $     0.34             $    1.17
                                                                                         ==========             =========

CASH DIVIDENDS PAID PER COMMON SHARE............................................         $     0.11             $    0.10
                                                                                         ==========             =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic........................................................................             15,516                15,524
   Diluted......................................................................             15,902                15,949

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                                                  FIVE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                          --------------------------------
                                                                                             2002                   2001
                                                                                          ----------             ---------
                                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...................................................................          $    5,403             $  18,607
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization.................................              11,726                10,875
       Deferred income taxes....................................................              (1,499)                  250
       Equity in earnings of joint ventures.....................................                (726)               (5,037)
       (Increase) decrease in current assets
         Accounts receivable....................................................             (12,763)               34,734
         Inventories............................................................             (15,829)               (8,044)
         Income taxes receivable................................................               8,052                 3,514
         Prepayments and other..................................................                (594)                  469
       Increase (decrease) in current liabilities
         Accounts payable.......................................................              22,360               (27,933)
         Accrued liabilities....................................................              (1,570)               (1,818)
         Income taxes payable...................................................                   -                (4,193)
       Turnaround expenditures..................................................                 (62)              (14,165)
       Prepaid transportation...................................................             (25,000)                    -
       Other, net...............................................................               1,529                (1,324)
                                                                                          ----------             ---------
       NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES.....................              (8,973)                5,935

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt....................................................              (8,571)               (8,572)
   Debt issuance costs..........................................................                (635)                    -
   Issuance of common stock upon exercise of options............................               1,208                 1,450
   Purchase of treasury stock...................................................              (2,210)                 (160)
   Cash dividends...............................................................              (3,414)               (3,105)
                                                                                          ----------             ---------
        NET CASH USED FOR FINANCING ACTIVITIES..................................             (13,622)              (10,387)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment................................             (22,793)              (10,405)
   Refinery acquisition deposit.................................................              (2,500)                    -
   Distributions from joint ventures............................................                 524                 1,150
   Proceeds from sale of marketable equity securities...........................                   -                 4,500
                                                                                          ----------             ---------
        NET CASH USED FOR INVESTING ACTIVITIES..................................             (24,769)               (4,755)
                                                                                          ----------             ---------

CASH AND CASH EQUIVALENTS
   DECREASE FOR THE PERIOD......................................................             (47,364)               (9,207)
   Beginning of year............................................................              71,630                65,840
                                                                                          ----------             ---------
   END OF PERIOD................................................................          $   24,266             $  56,633
                                                                                          ==========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest................................................................          $    1,738             $   2,143
        Income taxes............................................................          $    3,959             $  11,919

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                                                 FIVE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                          --------------------------------
                                                                                             2002                  2001
                                                                                          ----------             ---------
                                                                                                   (In thousands)
NET INCOME......................................................................          $    5,403             $  18,607
Other comprehensive income (loss)
   Reclassification adjustment to net income on sale of equity securities.......                   -                (1,522)
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments............................                  47                (1,147)

      Reclassification adjustment into net income...............................                   -                 1,749
                                                                                          ----------             ---------

   Total income on cash flow hedges.............................................                  47                   602
                                                                                          ----------             ---------
  Other comprehensive income (loss) before income taxes.........................                  47                  (920)

   Income tax expense (benefit).................................................                  18                  (355)
                                                                                          ----------             ---------
Other comprehensive income (loss)...............................................                  29                  (565)
                                                                                          ----------             ---------
TOTAL COMPREHENSIVE INCOME......................................................          $    5,432             $  18,042
                                                                                          ==========             =========

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

         Certain notes and other information have been condensed or omitted, therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A, as amended, for the fiscal year ended July 31, 2002.

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

                                                                          FIVE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                    ----------------------------
                                                                        2002             2001
                                                                    -----------      -----------
                                                                (In thousands, except per share data)
Net income....................................................      $     5,403      $    18,607

Average number of shares of common stock outstanding..........           15,516           15,524
Effect of dilutive stock options..............................              386              425
                                                                    -----------      -----------
Average number of shares of common stock
        outstanding assuming dilution.........................           15,902           15,949
                                                                    ===========      ===========

Income per share - basic......................................      $      0.35      $      1.20
                                                                    ===========      ===========

Income per share - diluted....................................      $      0.34      $      1.17
                                                                    ===========      ===========

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

                                                                                 FIVE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                          -----------------------------
                                                                               2002            2001
                                                                          -------------   -------------
                                                                      (In thousands, except per share data)
Net income, as reported.........................................          $      5,403    $     18,607
Deduct: Total stock-based employee compensation
  expense determined under the fair value
  method for all awards, net of related tax effects                                189             202
                                                                          ------------    ------------
Pro forma net income............................................          $      5,214    $     18,405
                                                                          ============    ============
Net income per share - basic
  As reported...................................................          $       0.35    $       1.20
  Pro forma.....................................................          $       0.34    $       1.19
Net income per share - diluted
  As reported...................................................          $       0.34    $       1.17
  Pro forma.....................................................          $       0.33    $       1.15

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

NK Asphalt Partners Joint Venture (Unaudited):

                                                                                DECEMBER 31,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------     -------------
                                                                               (In thousands)
Sales (net)...............................................            $     33,713     $      42,310
                                                                      ============     =============

Gross Profit..............................................            $      4,667     $      11,275
                                                                      ============     =============

Income from operations....................................            $        824     $       9,738
                                                                      ============     =============

Net income before taxes...................................            $         97     $       9,103
                                                                      ============     =============

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

         The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refined product margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. Gains and losses reported in accumulated other comprehensive income will be reclassified into income when the forecasted transactions affect income. During the five months ended December 31, 2002, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $47,000 of income in comprehensive income.

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

        The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K/A, as amended, for the year ended July 31, 2002. The Company's reportable segments are strategic business units that offer different products and services.

                                                                          TOTAL FOR
                                                            PIPELINE      REPORTABLE     CORPORATE      CONSOLIDATED
                                             REFINING    TRANSPORTATION    SEGMENTS       & OTHER           TOTAL
                                           -----------   --------------  -----------    ------------    ------------
                                                                        (In thousands)
FIVE MONTHS ENDED DECEMBER 31, 2002
  Sales and other revenues............     $   439,788    $     8,245    $   448,033    $        604    $   448,637
  Depreciation and amortization.......     $    10,264    $       600    $    10,864    $        862    $    11,726
  Income (loss) from operations.......     $     8,017    $     4,800    $    12,817    $     (4,427)   $     8,390
  Income (loss) before income taxes...     $     7,498    $     5,728    $    13,226    $     (4,709)   $     8,517

FIVE MONTHS ENDED DECEMBER 31, 2001
  Sales and other revenues............     $   355,408    $     7,623    $   363,031    $        823    $   363,854
  Depreciation and amortization.......     $     9,884    $       606    $    10,490    $        385    $    10,875
  Income (loss) from operations.......     $    23,887    $     4,128    $    28,015    $     (3,629)   $    24,386
  Income (loss) before income taxes...     $    27,989    $     4,786    $    32,775    $     (2,346)   $    30,429

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

Note L - Subsequent Events

Proposed Merger of Company and Frontier Oil Corporation and Related Litigation

         On March 31, 2003, Frontier Oil Corporation ("Frontier") and the Company announced an agreement (the "Frontier Merger Agreement") pursuant to which the two companies would be combined. The combined company would be called Frontier Oil Corporation and would be headquartered in Houston, Texas. Terms of the Frontier Merger Agreement provided for the Company's stockholders to receive one share of Frontier common stock for each share of Holly common stock, plus an aggregate cash payment of $172.5 million, or approximately $11.13 per common share, based on the current number of outstanding Holly shares. The Company has approximately 15.5 million common shares outstanding, and Frontier has approximately 26.1 million common shares outstanding. The Company's stockholders would also retain a non-transferable interest in potential future recoveries in litigation related to past sales of jet fuel to the United States government. The transaction was expected to be non-taxable to the stockholders of both companies, except for the cash consideration and contingent value rights to be received by the Company's stockholders. The Frontier Merger Agreement contained reciprocal provisions for the payment of $15 million termination fees, plus up to $1 million of expenses, under certain circumstances. A registration statement on Form S-4 relating to the merger was initially filed with the Securities and Exchange Commission on May 13, 2003 by Front Range Himalaya Corporation, and later amended on June 27, 2003 and August 7, 2003

         On August 20, 2003, Frontier filed a lawsuit in the Delaware Court of Chancery seeking declaratory relief and damages based on allegations that the Company repudiated its obligations under the Frontier Merger Agreement.

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

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)


                                                                             FIVE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                        --------------------------
                                                                           2002            2001
                                                                        ----------     -----------
                                                                   (In thousands, except per share data)
Sales and other revenues.......................................         $  448,637     $   363,854

Operating costs and expenses
   Cost of products sold (exclusive of depreciation,depletion,.
     and amortization).........................................            377,538         278,837
   Operating expenses (exclusive of depreciation,depletion,....
     and amortization).........................................             41,566          40,337
   Selling, general and administrative expenses (exclusive of..
     depreciation,depletion, and amortization).................              9,025           8,963
   Depreciation, depletion and amortization....................             11,726          10,875
   Exploration expenses, including dry holes...................                392             456
                                                                        ----------     -----------
        Total operating costs and expenses.....................            440,247         339,468
                                                                        ----------     -----------
Income from operations.........................................              8,390          24,386

Other income (expense)
   Equity in earnings of joint ventures........................                726           5,037
   Interest expense, net.......................................               (599)           (516)
   Gain on sale of equity securities...........................                  -           1,522
                                                                        ----------     -----------
                                                                               127           6,043
                                                                        ----------     -----------
Income before income taxes.....................................              8,517          30,429
Income tax provision...........................................              3,114          11,822
                                                                        ----------     -----------
Net income.....................................................         $    5,403     $    18,607
                                                                        ==========     ===========

Net income per common share - basic............................         $     0.35     $      1.20

Net income per common share - diluted..........................         $     0.34     $      1.17

Average number of common shares outstanding:
  Basic........................................................             15,516          15,524
  Diluted......................................................             15,902          15,949

                                HOLLY CORPORATION

BALANCE SHEET DATA (UNAUDITED)

                                                                           DECEMBER 31,        JULY 31,
                                                                               2002              2002
                                                                           ------------       ----------
                                                                         (In thousands, except ratio data)
Cash and cash equivalents.......................................           $   24,266         $   71,630
Working capital.................................................           $   13,523         $   59,873
Total assets....................................................           $  514,680         $  502,306
Total long-term debt, including current maturities..............           $   25,714         $   34,285
Stockholders' equity............................................           $  229,572         $  228,556
Total debt to capitalization ratio(1)...........................                 10.1%              13.0%

     (1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)

                                                                 FIVE MONTHS ENDED
                                                                     DECEMBER 31,
                                                             --------------------------
                                                                2002            2001
                                                             ----------     -----------
                                                                  (In thousands)
Sales and other revenues (1)
   Refining..........................................        $  439,788     $  355,408
   Pipeline Transportation...........................             8,245          7,623
   Corporate and Other...............................               604            823
                                                             ----------     ----------
   Consolidated......................................        $  448,637     $  363,854
                                                             ==========     ==========

Income (loss) from operations (1)
   Refining..........................................        $    8,017     $   23,887
   Pipeline Transportation...........................             4,800          4,128
   Corporate and Other...............................            (4,427)        (3,629)
                                                             ----------     ----------
   Consolidated......................................        $    8,390     $   24,386
                                                             ==========     ==========


Net cash provided (used) from operating activities...        $   (8,973)    $    5,935
Net cash provided (used) from financing activities...        $  (13,622)    $  (10,387)
Net cash provided (used) from investing activities...        $  (24,769)    $   (4,755)
Capital expenditures.................................        $   25,293     $   10,405
EBITDA (2)...........................................        $   20,842     $   41,820

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

                                                          FIVE MONTHS ENDED
                                                             DECEMBER 31,
                                                        ---------------------
                                                           2002        2001
                                                        --------     --------
                                                           (In thousands)
Net Income(loss)...................................     $  5,403     $ 18,607
   Add provision for income tax....................        3,114       11,822
   Add interest expense............................        1,014        1,479
   Subtract interest income........................         (415)        (963)
   Add depreciation and amortization...............       11,726       10,875
                                                        --------     --------
EBITDA.............................................     $ 20,842     $ 41,820
                                                        ========     ========

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                                           FIVE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                        ---------    ----------
                                                                           2002         2001
                                                                        ---------    ----------
                                                                         (IN THOUSANDS EXCEPT
                                                                        FOR BPD AND PER BARREL)
                                                                        -----------------------
Crude charge (BPD) (1)......................................               64,300       54,500

Sales of refined products (BPD) (2).........................               82,300       73,300
Average sales price per sales barrel........................            $   34.92    $   31.68

Sales of produced refined products (BPD)....................               70,500       60,600
Average sales price per produced barrel.....................            $   34.65    $   31.71


Reconciliation of Sales and other revenues in Consolidated Financial Statements
(Also see Note H to Consolidated Financial
Statements)

Sales of refined product (BPD)..............................               82,300       73,300
Average sales price per sales barrel........................            $   34.92    $   31.68
Refinery segment sales and other revenues (3)...............            $ 439,788    $ 355,408
Pipeline transportation segment sales and other revenues....            $   8,245    $   7,623
Corporate and Other sales and other revenues................            $     604    $     823
                                                                        ---------    ---------
Consolidated Sales and other revenues.......................            $ 448,637    $ 363,854
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

                                                                   FIVE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                -----------------------
                                                                  2002            2001
                                                                -------         -------
Sales of produced refined products
  Gasolines......................................                60.1%           59.2%
  Diesel fuels...................................                21.7%           20.7%
  Jet fuels......................................                11.0%           11.0%
  Asphalt........................................                 5.2%            7.4%
  LPG and other..................................                 2.0%            1.7%
                                                                -----           -----
       Total.....................................               100.0%          100.0%
                                                                =====           =====

RESULTS OF OPERATIONS - FIVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH FIVE MONTHS ENDED DECEMBER 31, 2001

Summary

         For the five months ended December 31, 2002, net income was $5.4 million ($0.35 per basic share or $0.34 per diluted share) compared to $18.6 million ($1.20 per basic share or $1.17 per diluted share) for the five months ended December 31, 2001. The lower level of net income for the five months ended December 31, 2002, as compared to the prior year period, was principally the result of lower refined product margins which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization. During the five months ended December 31, 2001, the Company along with the refining industry as a whole was still experiencing very favorable refined product margins, which have since declined. Equity in earnings at the Company's asphalt joint venture declined substantially for the five months ended December 31, 2002 compared to the five months ended December 31, 2001. Sales volumes increased for the five months ended December 31, 2002 compared to the five months ended December 31, 2001 when sales volumes were lower due to planned maintenance turnarounds.

Five Months Ended December 31, 2002 Compared with Five Months Ended December 31, 2001

         Net income for the five months ended December 31, 2002 was $5.4 million compared to $18.6 million for the five months ended December 31, 2001. Refined product margins were substantially lower in the five months ended December 31, 2002 as compared to the comparable period ending December 31, 2001 and there were lower earnings from the Company's asphalt joint venture in the five months ended December 31, 2002 as compared to substantial earnings for the joint venture for the same period ended December 31, 2001.

         For the five months ended December 31, 2002, refined product margins were significantly less than the refined product margins for the five months ended December 31, 2001. During the five months ended December 31, 2001, the Company along with the refining industry as a whole, was still experiencing very favorable refined product margins, which have since declined.

                                HOLLY CORPORATION

Revenues from the sale of refined products increased to $448.6 million in the five months ended December 31, 2002 from $363.9 million in the five months ended December 31, 2001 due principally to higher refined product sales prices. Total product sales volumes for the five months ended December 31, 2002 increased significantly from the five months ended December 31, 2001 when sales volumes were lower due to planned maintenance turnarounds.

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

                                HOLLY CORPORATION

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

         On June 30, 2003, the Company, through a wholly-owned, indirect subsidiary purchased Juarez Pipeline Company's forty-five percent (45%) interest in Rio Grande Pipeline Company, adding to the twenty-five percent (25%) that the Company's subsidiary already owned. The purchase price was $27.5 million plus $1.1 million for certain purchase price adjustments. Juarez Pipeline Company is a wholly- owned, indirect subsidiary of The Williams Companies, Inc. The Rio Grande Pipeline Company, a partnership that will now be owned 70% by the Company and 30% by BP, serves Northern Mexico by transporting liquid petroleum gases ("LPGs") from a point near Odessa, Texas to Pemex Gas ("Pemex") at a point near El Paso, Texas. Pemex then transports the LPGs to its Mendez Terminal near Juarez, Mexico.

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

                                                                 PAYMENTS DUE BY PERIOD
                                                    -------------------------------------------------
                                                    LESS THAN
CONTRACTUAL OBLIGATIONS                    TOTAL      1 YEAR    2-3 YEARS    4-5 YEARS   OVER 5 YEARS
-----------------------                  --------   ---------   ---------    ---------   ------------
                                                                (In thousands)
Long-term debt (stated maturities)...    $ 25,714    $ 8,571     $ 17,143     $     -      $     -
Operating leases.....................    $ 26,974    $ 6,091     $ 11,976     $ 8,620      $   287

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K/A, as amended, for the fiscal year ended July 31, 2002.

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

                                HOLLY CORPORATION

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

                                HOLLY CORPORATION

         The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refined product margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. Gains and losses reported in accumulated other comprehensive income will be reclassified into income when the forecasted transactions affect income. During the five month period ended December 31, 2002, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $47,000 of income in comprehensive income.

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

         The Company's principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this transition report on Form 10-Q/A. Based on that evaluation, these officers concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal control over financial reporting.

         During the period covered by this transition report on Form 10-Q/A, there was no change in the Company's internal control over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures required by Exchange Act Rule 13a-15(b) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         In the Company's pending lawsuit in the United States Court of Federal Claims against the Department of Defense relating to claims totaling approximately $298 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999, a motion for summary judgment filed in January 2003 by the United States Government and a cross-motion for summary judgment filed in February 2003 by the Company remain pending and no date has yet been set for a hearing on these motions. Any decision favorable to the Company on the pending motions for summary judgment in the Company's case would not immediately result in a final ruling for the Company but would instead be followed by substantial discovery proceedings and then a trial on factual issues. It is not possible at the date of this report to predict the outcome of the pending motions for summary judgment or what amount, if any, will ultimately be payable to the Company with respect to this lawsuit. The status of this matter as of the original filing dates of prior reports for periods after July 31, 2002 is described in the Company's reports on Form 10-Q/A, as amended, for the fiscal quarters ended October 31, 2002, January 31, 2003 and April 30, 2003.

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and

                                HOLLY CORPORATION

Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona, including issues related to payments made by the Company for shipments of petroleum products from El Paso, Texas to Tucson and Phoenix, Arizona principally for the period from 1993 through July 2000. On January 29, 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. In April 2003, the Company received $15.2 million from Kinder Morgan as payment for the reparations initially ordered by FERC and such amount has been included as reparations payment received in net income in April 2003. In June 2003 the FERC issued a further order requiring an adjustment in the computations which has resulted in an additional payment to the Company of approximately $104,000, and this additional amount will be included in net income for the quarter ended September 30, 2003. The final FERC decision on this matter is subject to judicial review by the Court of Appeals for the District of Columbia Circuit. Briefing in this case is essentially complete and oral argument in the Court of Appeals is scheduled for November 2003. In the event SFPP prevails in whole or in part in such judicial review, the reparations actually owed may be less than the $15.3 million received by the Company with respect to this matter, and in that event part or all of the amounts received by the Company would have to be refunded. At the date of this report, it is not possible to predict the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit. The status of this matter as of the original filing dates of prior reports for periods after July 31, 2002 is described in the Company's reports on Form 10-Q/A, as amended, for the fiscal quarters ended October 31, 2002, January 31, 2003 and April 30, 2003.

         In October 2002, the Company filed a motion to intervene and protest with the FERC with respect to a September 2002 petition for declaratory order filed by SFPP. SFPP's filing concerns its proposal to expand the capacity of its common carrier pipelines running from El Paso to Tucson and Phoenix by approximately 54,000 BPD. The Company's protest asks the FERC to rule that the costs of the proposed expansion should be reflected only in pipeline transportation rates for use of the proposed additional capacity rather than in rates for use of both the proposed additional capacity and the current capacity of these pipelines. On January 29, 2003, the FERC issued an order that, along with addressing other issues, did not accept the Company's position. In early March 2003 the Company filed with the FERC a request for rehearing on this matter. On July 23, 2003, the FERC issued an Order on Rehearing that denied the Company's request for rehearing. The Company expects to take no further action with respect to SFPP's September 2002 petition for declaratory order. The status of this matter as of the original filing dates of prior reports for periods after July 31, 2002 is described in the Company's reports on Form 10-Q/A, as amended, for the fiscal quarters ended October 31, 2002, January 31, 2003 and April 30, 2003.

                                HOLLY CORPORATION

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

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               31.1 Certification of Chief Executive Officer.

               31.2 Certification of Chief Financial Officer

               32.1 Certification of Chief Executive Pursuant to 18 U.S.C.
                    Section 1350

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

               On June 30, 2003, a Current Report on Form 8-K was filed under
               Item 5 Other Events and Item 7 Financial Statements and Exhibits, concerning the Company's purchase of an additional forty-five percent (45%) share of Rio Grande Pipeline Company, adding to the twenty-five percent ( 25%) share that was already owned. Exhibits included the Company's press release issued June 30, 2003.

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

                                         HOLLY CORPORATION
                                      ------------------------------------------
                                      (Registrant)

Date: November 3, 2003                By /s/ Kathryn H. Walker
                                      ------------------------------------------
                                         Kathryn H. Walker
                                         Vice President, Accounting
                                         (Principal Accounting Officer)

                                      By /s/ Stephen J. McDonnell
                                      ------------------------------------------
                                         Stephen J. McDonnell
                                         Vice President and Chief Financial
                                         Officer
                                         (Principal Financial Officer)