Form 10-Q/A
period 2003-01-31
HOLLY CORP
filed 2003-11-04
CIK 48039

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

For the transition period from --------------- to -----------------

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

                                HOLLY CORPORATION

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I. FINANCIAL INFORMATION

 Forward-Looking Statements                                                        3

 Item 1. Financial Statements

         Consolidated Balance Sheet - (Unaudited) -
         January 31, 2003 and July 31, 2002                                        5

         Consolidated Statement of Income (Unaudited) -
         Three Months and Six Months Ended January 31, 2003 and 2002               6

         Consolidated Statement of Cash Flows (Unaudited) -
         Six Months Ended January 31, 2003 and 2002                                7

         Consolidated Statement of Comprehensive Income (Unaudited) -
         Three Months and Six Months Ended January 31, 2003 and 2002               8

         Notes to Consolidated Financial Statements (Unaudited)                    9

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      16

 Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                        30

 Item 4. Controls and Procedures                                                  30

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                        31

 Item 6. Exhibits and Reports on Form 8-K                                         33

Signatures                                                                        34

Certifications                                                                    35

         Holly Corporation is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended January 31, 2003, originally filed on March 7, 2003 and amended on Form 10-Q/A on September 9, 2003, in response to comments received from the Securities and Exchange Commission in order to comply with Item 10(e) of Regulation S-K regarding the use of non-GAAP financial measures. This Amendment No. 2 amends and restates in its entirety the original Form 10-Q as amended, but continues to speak as of the date of the original filing of the original Form 10-Q. Holly Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this Amendment No. 2 and the original Form 10-Q as amended, is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

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

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                      JANUARY 31,       JULY 31,
                                                                                          2003            2002
                                                                                      -----------       --------
                                                                                             (In thousands)
         ASSETS
CURRENT ASSETS
 Cash and cash equivalents.........................................................   $    17,751       $  71,630

 Accounts receivable: Product......................................................        52,723          46,929
                      Crude oil resales............................................       110,682          88,466
                                                                                      -----------       ---------
                                                                                          163,405         135,395

 Inventories:         Crude oil and refined products...............................        52,451          35,120
                      Materials and supplies.......................................        10,334          10,188
                                                                                      -----------       ---------
                                                                                           62,785          45,308

 Income taxes receivable...........................................................         4,323           8,699
 Prepayments and other.............................................................        16,806          17,812
                                                                                      -----------       ---------
    TOTAL CURRENT ASSETS                                                                  265,070         278,844

Properties, plants and equipment, at cost..........................................       439,126         410,987
Less accumulated depreciation, depletion and amortization..........................      (221,871)       (211,526)
                                                                                      -----------       ---------
                                                                                          217,255         199,461
Investments in and advances to joint ventures......................................        15,888          15,732

Other assets:         Prepaid transportation.......................................        25,000               -
                      Refinery acquisition deposit.................................         2,500               -
                      Other, net...................................................         4,730           8,269
                                                                                      -----------       ---------
                                                                                           32,230           8,269
                                                                                      -----------       ---------
    TOTAL ASSETS...................................................................   $   530,443       $ 502,306
                                                                                      ===========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable..................................................................   $   224,847       $ 185,058
 Accrued liabilities...............................................................        23,928          25,342
 Current maturities of long-term debt..............................................         8,571           8,571
                                                                                      -----------       ---------
    TOTAL CURRENT LIABILITIES......................................................       257,346         218,971
Deferred income taxes..............................................................        28,318          29,065
Long-term debt, less current maturities............................................        17,143          25,714
Commitments and contingencies

STOCKHOLDERS' EQUITY

 Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued.......             -               -
 Common stock, $.01 par value - 20,000,000 shares authorized;
  16,853,696 and 16,759,396 shares issued as of January 31, 2003 and July 31, 2002.           168             168
 Additional capital................................................................        15,313          14,013
 Retained earnings.................................................................       224,007         223,770
                                                                                      -----------       ---------
                                                                                          239,488         237,951
 Common stock held in treasury, at cost -
  1,334,568 and 1,197,968 shares as of January 31, 2003 and July 31, 2002..........       (11,722)         (9,395)
 Accumulated other comprehensive loss..............................................          (130)              -
                                                                                      -----------       ---------
    TOTAL STOCKHOLDERS' EQUITY.....................................................       227,636         228,556
                                                                                      -----------       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................   $   530,443       $ 502,306
                                                                                      ===========       =========

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JANUARY 31,                JANUARY 31,
                                                                     -----------------------    -----------------------
                                                                        2003         2002          2003         2002
                                                                     ----------   ----------    ----------   ----------
                                                                            (In thousands, except per share data)
SALES AND OTHER REVENUES..........................................   $  270,360   $  166,754    $  546,018   $  424,701

OPERATING COSTS AND EXPENSES

 Cost of products sold (exclusive of depreciation,depletion,
  and amortization)...............................................      232,429      134,022       464,388      326,006

 Operating expenses (exclusive of depreciation,depletion,
  and amortization)...............................................       26,189       23,266        50,329       48,012
 Selling, general and administrative expenses (exclusive of
  depreciation,depletion, and amortization).......................        5,337        5,228        10,540       10,658
 Depreciation, depletion and amortization.........................        7,161        6,714        14,357       13,145
 Exploration expenses, including dry holes........................          261          243           478          542
                                                                     ----------   ----------    ----------   ----------
     TOTAL OPERATING COSTS AND EXPENSES...........................      271,377      169,473       540,092      398,363
                                                                     ----------   ----------    ----------   ----------
INCOME (LOSS) FROM OPERATIONS.....................................       (1,017)      (2,719)        5,926       26,338

OTHER INCOME (EXPENSE)

 Equity in earnings of joint ventures.............................       (1,378)       2,320           604        5,068
 Interest income..................................................          203          365           477        1,047
 Interest expense.................................................         (396)        (758)       (1,089)      (1,698)
 Gain on sale of equity securities................................            -            -             -        1,522
                                                                     ----------   ----------    ----------   ----------
                                                                         (1,571)       1,927            (8)       5,939
                                                                     ----------   ----------    ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES.................................       (2,588)        (792)        5,918       32,277

Income tax provision (benefit)
 Current..........................................................         (659)      (1,407)        2,934       11,290
 Deferred.........................................................         (333)       1,100          (667)       1,250
                                                                     ----------   ----------    ----------   ----------
                                                                           (992)        (307)        2,267       12,540
                                                                     ----------   ----------    ----------   ----------
NET INCOME (LOSS).................................................   $   (1,596)  $     (485)   $    3,651   $   19,737
                                                                     ==========   ==========    ==========   ==========

NET INCOME (LOSS) PER COMMON SHARE - BASIC........................   $    (0.10)  $    (0.03)   $     0.24   $     1.27
                                                                     ==========   ==========    ==========   ==========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED......................   $    (0.10)  $    (0.03)   $     0.23   $     1.24
                                                                     ==========   ==========    ==========   ==========

CASH DIVIDENDS DECLARED PER COMMON SHARE..........................   $     0.11   $     0.10    $     0.22   $     0.20
                                                                     ==========   ==========    ==========   ==========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic............................................................       15,513       15,559        15,517       15,533
 Diluted..........................................................       15,513       15,559        15,913       15,961

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                 SIX MONTHS ENDED
                                                                    JANUARY 31,
                                                             ------------------------
                                                                2003          2002
                                                             ----------    ----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income...............................................   $    3,651    $   19,737
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation, depletion and amortization...............       14,357        13,145
   Deferred income taxes..................................         (667)        1,250
   Equity in earnings of joint ventures...................         (604)       (5,068)
   (Increase) decrease in current assets
    Accounts receivable...................................      (28,010)       42,014
    Inventories...........................................      (17,477)       (9,435)
    Income taxes receivable...............................        4,376        (7,601)
    Prepayments and other.................................        1,006           725
   Increase (decrease) in current liabilities
    Accounts payable......................................       39,789       (40,947)
    Accrued liabilities...................................       (1,414)         (430)
    Income taxes payable..................................            -        (4,661)
   Turnaround expenditures................................         (288)      (13,909)
   Prepaid transportation.................................      (25,000)            -
   Other, net.............................................         (263)       (1,292)
                                                             ----------    ----------
    NET CASH USED FOR OPERATING ACTIVITIES................      (10,544)       (6,472)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of long-term debt................................       (8,571)       (8,572)
 Debt issuance costs......................................         (635)            -
 Issuance of common stock upon exercise of options........        1,300         1,506
 Purchase of treasury stock...............................       (2,327)         (160)
 Cash dividends...........................................       (3,414)       (3,105)
                                                             ----------    ----------
    NET CASH USED FOR FINANCING ACTIVITIES................      (13,647)      (10,331)

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to properties, plants and equipment............      (27,634)      (12,683)
 Refinery acquisition deposit.............................       (2,500)            -
 Investments and advances to joint ventures...............          (78)            -
 Distributions from joint ventures........................          524         7,400
 Proceeds from sale of marketable equity securities.......            -         4,500
                                                             ----------    ----------
    NET CASH USED FOR INVESTING ACTIVITIES................      (29,688)         (783)
                                                             ----------    ----------

CASH AND CASH EQUIVALENTS
 DECREASE FOR THE PERIOD..................................      (53,879)      (17,586)
 Beginning of year........................................       71,630        65,840
                                                             ----------    ----------
 END OF PERIOD............................................   $   17,751    $   48,254
                                                             ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during period for
   Interest...............................................   $    1,858    $    2,143
   Income taxes...........................................   $    6,115    $   11,919

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                 JANUARY 31,            JANUARY 31,
                                                                             ------------------     ------------------
                                                                               2003      2002         2003      2002
                                                                             --------   -------     --------   -------
                                                                                          (In thousands)
NET INCOME (LOSS).........................................................   $ (1,596)  $  (485)    $  3,651   $19,737
Other comprehensive income (loss)
  Reclassification adjustment to net income on sale of equity securities..          -         -            -    (1,522)
  Derivative instruments qualifying as cash flow
  hedging instruments
   Change in fair value of derivative instruments.........................       (210)     (604)        (210)   (1,406)

   Reclassification adjustment into net income............................          -     1,003            -     2,087
                                                                             --------   -------     --------   -------

  Total income (loss) on cash flow hedges.................................       (210)      399         (210)      681
                                                                             --------   -------     --------   -------
  Other comprehensive income (loss) before income taxes...................       (210)      399         (210)     (841)

  Income tax expense (benefit)............................................        (80)      170          (80)     (325)
                                                                             --------   -------     --------   -------

Other comprehensive income (loss).........................................       (130)      229         (130)     (516)
                                                                             --------   -------     --------   -------

TOTAL COMPREHENSIVE INCOME (LOSS).........................................   $ (1,726)  $  (256)    $  3,521   $19,221
                                                                             ========   =======     ========   =======

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

                                HOLLY CORPORATION

                                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JANUARY 31,             JANUARY 31,
                                                                --------------------    -------------------
                                                                  2003        2002        2003      2002
                                                                --------    --------    --------   --------
                                                                   (In thousands, except per share data)
Net income (loss)............................................   $ (1,596)   $   (485)   $  3,651   $ 19,737

Average number of shares of common stock outstanding.........     15,513      15,559      15,517     15,533
Effect of dilutive stock options.............................          -           -         396        428
                                                                --------    --------    --------   --------
Average number of shares of common stock
        outstanding assuming dilution........................     15,513      15,559      15,913     15,961
                                                                ========    ========    ========   ========

Income (loss) per share - basic..............................   $  (0.10)   $  (0.03)   $   0.24   $   1.27
                                                                ========    ========    ========   ========

Income (loss) per share - diluted............................   $  (0.10)   $  (0.03)   $   0.23   $   1.24
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

NK Asphalt Partners Joint Venture (Unaudited):

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JANUARY 31,             JANUARY 31,
                                    --------------------   --------------------
                                      2003        2002       2003        2002
                                    --------    --------   --------    --------
                                       (In thousands)         (In thousands)
Sales (net) .....................   $ 11,763    $ 13,793   $ 37,933    $ 45,229
                                    ========    ========   ========    ========

Gross Profit ....................   $   (689)   $  4,368   $  5,533    $ 12,415
                                    ========    ========   ========    ========

Income (loss) from operations ...   $ (2,987)   $  4,517   $    684    $ 10,030
                                    ========    ========   ========    ========

Net income (loss) before taxes ..   $ (3,421)   $  4,160   $   (192)   $  9,276
                                    ========    ========   ========    ========

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

                                HOLLY CORPORATION

                                                                         TOTAL FOR
                                                           PIPELINE      REPORTABLE   CORPORATE   CONSOLIDATED
                                            REFINING    TRANSPORTATION    SEGMENTS     & OTHER        TOTAL
                                            ---------   --------------  -----------   ---------   ------------
                                                                      (In thousands)
THREE MONTHS ENDED JANUARY 31, 2003
  Sales and other revenues ..............   $ 264,658     $   5,206      $ 269,864      $   496    $ 270,360
  Depreciation and amortization .........   $   6,285     $     359      $   6,644      $   517    $   7,161
  Income (loss) from operations .........   $  (1,246)    $   3,020      $   1,774      $(2,791)   $  (1,017)
  Income (loss) before income taxes .....   $  (3,323)    $   3,523      $     200      $(2,788)   $  (2,588)

THREE MONTHS ENDED JANUARY 31, 2002
  Sales and other revenues ..............   $ 161,863     $   4,536      $ 166,399      $   355    $ 166,754
  Depreciation and amortization .........   $   6,159     $     361      $   6,520      $   194    $   6,714
  Income (loss) from operations .........   $  (3,028)    $   2,504      $    (524)     $(2,195)   $  (2,719)
  Income (loss) before income taxes .....   $  (1,093)    $   2,850      $   1,757      $(2,549)   $    (792)

SIX MONTHS ENDED JANUARY 31, 2003
  Sales and other revenues ..............   $ 535,211     $  10,000      $ 545,211      $   807    $ 546,018
  Depreciation and amortization .........   $  12,607     $     715      $  13,322      $ 1,035    $  14,357
  Income (loss) from operations .........   $   5,487     $   5,826      $  11,313      $(5,387)   $   5,926
  Income (loss) before income taxes .....   $   4,692     $   6,845      $  11,537      $(5,619)   $   5,918

SIX MONTHS ENDED JANUARY 31, 2002
  Sales and other revenues ..............   $ 414,675     $   9,101      $ 423,776      $   925    $ 424,701
  Depreciation and amortization .........   $  11,991     $     710      $  12,701      $   444    $  13,145
  Income (loss) from operations .........   $  25,737     $   4,986      $  30,723      $(4,385)   $  26,338
  Income (loss) before income taxes .....   $  30,003     $   5,617      $  35,620      $(3,343)   $  32,277

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

RESULTS OF OPERATIONS

FINANCIAL DATA (UNAUDITED)

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JANUARY 31,               JANUARY 31,
                                                                 ----------------------    ----------------------
                                                                   2003         2002         2003         2002
                                                                 ---------    ---------    ---------    ---------
                                                                       (In thousands, except per share data)
Sales and other revenues .....................................   $ 270,360    $ 166,754    $ 546,018    $ 424,701

Operating costs and expenses
   Cost of products sold (exclusive of depreciation,depletion,
     and amortization) .......................................     232,429      134,022      464,388      326,006
   Operating expenses (exclusive of depreciation,depletion,
     and amortization) .......................................      26,189       23,266       50,329       48,012
   Selling, general and administrative expenses (exclusive of
     depreciation,depletion, and amortization) ...............       5,337        5,228       10,540       10,658
   Depreciation, depletion and amortization ..................       7,161        6,714       14,357       13,145
   Exploration expenses, including dry holes .................         261          243          478          542
                                                                 ---------    ---------    ---------    ---------
        Total operating costs and expenses ...................     271,377      169,473      540,092      398,363
                                                                 ---------    ---------    ---------    ---------
Income (loss) from operations ................................      (1,017)      (2,719)       5,926       26,338

Other income (expense)
   Equity in earnings of joint ventures ......................      (1,378)       2,320          604        5,068
   Interest expense, net .....................................        (193)        (393)        (612)        (651)
   Gain on sale of equity securities .........................           -            -            -        1,522
                                                                 ---------    ---------    ---------    ---------
                                                                    (1,571)       1,927           (8)       5,939
                                                                 ---------    ---------    ---------    ---------
Income (loss) before income taxes ............................      (2,588)        (792)       5,918       32,277
Income tax provision (benefit) ...............................        (992)        (307)       2,267       12,540
                                                                 ---------    ---------    ---------    ---------
Net income (loss) ............................................   $  (1,596)   $    (485)   $   3,651    $  19,737
                                                                 =========    =========    =========    =========

Net income (loss) per common share - basic ...................   $   (0.10)   $   (0.03)   $    0.24    $    1.27

Net income (loss) per common share - diluted .................   $   (0.10)   $   (0.03)   $    0.23    $    1.24

Average number of common shares outstanding:
   Basic .....................................................      15,513       15,559       15,517       15,533
   Diluted ...................................................      15,513       15,559       15,913       15,961

                               HOLLY CORPORATION

BALANCE SHEET DATA (UNAUDITED)

                                                            JANUARY 31,          JULY 31,
                                                               2003                2002
                                                           ------------        -------------
                                                           (In thousands, except ratio data)
Cash and cash equivalents ............................     $     17,751        $      71,630
Working capital ......................................     $      7,724        $      59,873
Total assets .........................................     $    530,443        $     502,306
Total long-term debt, including current maturities....     $     25,714        $      34,285
Stockholders' equity .................................     $    227,636        $     228,556
Total debt to capitalization ratio(1) ................             10.1%                13.0%

(1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JANUARY 31,               JANUARY 31,
                                            ----------------------    ----------------------
                                              2003         2002         2003         2002
                                            ---------    ---------    ---------    ---------
                                               (In thousands)            (In thousands)
Sales and other revenues (1)
   Refining ............................    $ 264,658    $ 161,863    $ 535,211    $ 414,675
   Pipeline Transportation .............        5,206        4,536       10,000        9,101
   Corporate and Other .................          496          355          807          925
                                            ---------    ---------    ---------    ---------
   Consolidated ........................    $ 270,360    $ 166,754    $ 546,018    $ 424,701
                                            =========    =========    =========    =========

Income (loss) from operations (1)
   Refining ............................    $  (1,246)   $  (3,028)   $   5,487    $  25,737
   Pipeline Transportation .............        3,020        2,504        5,826        4,986
   Corporate and Other .................       (2,791)      (2,195)      (5,387)      (4,385)
                                            ---------    ---------    ---------    ---------
   Consolidated ........................    $  (1,017)   $  (2,719)   $   5,926    $  26,338
                                            =========    =========    =========    =========

Net cash used by operating activities...    $ (17,677)   $ (30,876)   $ (10,544)   $  (6,472)
Net cash used by financing activities...    $  (9,969)   $  (9,348)   $ (13,647)   $ (10,331)
Net cash used by investing activities...    $ (21,598)   $     (49)   $ (29,688)   $    (783)
Capital expenditures ...................    $  19,057    $   6,299    $  27,634    $  12,683
EBITDA (2) .............................    $   4,766    $   6,315    $  20,887    $  46,073

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

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JANUARY 31,              JANUARY 31,
                                             --------------------    --------------------
                                               2003        2002        2003        2002
                                             --------    --------    --------    --------
                                                (In thousands)          (In thousands)
Net Income(loss) ......................      $ (1,596)   $   (485)   $  3,651    $ 19,737
   Add provision for income tax .......          (992)       (307)      2,267      12,540
   Add interest expense ...............           396         758       1,089       1,698
   Subtract interest income ...........          (203)       (365)       (477)     (1,047)
   Add depreciation and amortization...         7,161       6,714      14,357      13,145
                                             --------    --------    --------    --------
EBITDA ................................      $  4,766    $  6,315    $ 20,887    $ 46,073
                                             ========    ========    ========    ========

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JANUARY 31,           JANUARY 31,
                                                              -------------------   -------------------
                                                                2003       2002       2003       2002
                                                              --------   --------   --------   --------
Crude charge (BPD) (1) ....................................     67,600     52,400     64,700     56,100

Sales of refined products (BPD) (2) .......................     82,000     68,600     82,200     73,500
Average sales price per sales barrel ......................   $  35.10   $  25.63   $  35.36   $  30.63

Sales of produced refined products (BPD) ..................     73,100     56,600     71,000     62,000
Average sales price per produced barrel ...................   $  34.95   $  25.55   $  35.12   $  30.47

Reconciliation of Sales and other revenues in Consolidated Financial Statements
(Also see Note H to Consolidated Financial
Statements)

Sales of refined product (BPD) ............................     82,000     68,600     82,200     73,500
Average sales price per sales barrel ......................   $  35.10   $  25.63   $  35.36   $  30.63
Refinery segment sales and other revenues (3) .............   $264,658   $161,863   $535,211   $414,675
Pipeline transportation segment sales and other revenues...   $  5,206   $  4,536   $ 10,000   $  9,101
Corporate and Other sales and other revenues ..............   $    496   $    355   $    807   $    925
                                                              --------   --------   --------   --------
Consolidated Sales and other revenues .....................   $270,360   $166,754   $546,018   $424,701
                                                              ========   ========   ========   ========

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

                               HOLLY CORPORATION

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JANUARY 31,             JANUARY 31,
                                     --------------------   --------------------
                                       2003        2002       2003        2002
                                     --------    --------   --------    --------
Sales of produced refined products
  Gasolines ......................       59.4%       59.0       57.2%       55.5%
  Diesel fuels ...................       22.4%       20.8       21.5%       21.1%
  Jet fuels ......................        9.2%       11.1       10.2%       10.6%
  Asphalt ........................        5.5%        5.8        7.6%        9.4%
  LPG and other ..................        3.5%        3.3        3.5%        3.4%
                                     --------    --------   --------    --------
       Total .....................      100.0%      100.0      100.0%      100.0%
                                     ========    ========   ========    ========

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2003 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2002

Summary

         The Company incurred a net loss for the three months ended January 31, 2003 of $1.6 million ($0.10 per basic and diluted share) compared to a net loss of $485,000 ($0.03 per basic and diluted share) for the three months ended January 31, 2002. For the first six months ended January 31, 2003, net income was $3.7 million ($0.24 per basic share or $0.23 per diluted share) compared to $19.7 million ($1.27 per basic share or $1.24 per diluted share) for the first six months ended January 31, 2002. The larger fiscal second quarter loss and the lower earnings for the first six months ended January 31, 2003, as compared to the prior year periods, were principally the result of lower refined product margins, which the Company defines as the difference between refined product sales prices and the costs of crude oil and other feedstocks exclusive of depreciation, depletion and amortization, and a loss rather than substantial earnings at our asphalt joint venture, offset partially by increases in sales volumes resulting from the absence of a maintenance turnaround in the second quarter of fiscal 2003.

Three Months Ended January 31, 2003 Compared with Three Months Ended January 31, 2002

         For the second quarter of fiscal 2003, the Company experienced a net loss of $1.6 million as compared to a $485,000 net loss in the second quarter of fiscal 2002. Refined product margins were poor during the second quarter of both fiscal years and there were losses incurred by our asphalt joint venture in the second quarter of fiscal 2003.

         For the three months ended January 31, 2003, refined product margins were slightly less than the refined product margins for the three months ended January 31, 2002. Revenues from the sale of refined products increased to $264.7 million in the second quarter of fiscal 2003 from $161.9 million in the second quarter of fiscal 2002 due principally to higher refined product sales prices. Total product sales volumes for the second quarter ended January 31, 2003, significantly increased from the quarter ended January 31, 2002. Production of refined products in the quarter ended January 31, 2002 was reduced as the result of an extended 29-day planned maintenance turnaround that involved a number of process units at the Artesia and Lovington facilities.

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

Six Months Ended January 31, 2003 Compared with Six Months Ended January 31,
2002

         Net income for the first six months ended January 31, 2003 was $3.7 million compared to $19.7 million for the first six months ended January 31, 2002. Refined product margins were substantially lower in the first six months of the current fiscal year as compared to the comparable period in fiscal 2002 and there were losses incurred by our asphalt joint venture in the first half of fiscal 2003, compared to substantial income for the joint venture for the first half of fiscal 2002.

         For the six months ended January 31, 2003, refined product margins were significantly less than the refined product margins for the six months ended January 31, 2002. During the prior year's first quarter, the Company along with the refining industry as a whole, was still experiencing very favorable refined product margins, which have since declined. Revenues from the sale of refined products increased to $535.2 million in the first six months of fiscal 2003 from $414.7 million in the first six months of fiscal 2002 due principally to higher refined product sales prices. Total product sales volumes for the six months ended January 31, 2003 increased significantly from the first six months ended January 31, 2002.

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

                                                                       PAYMENTS DUE BY PERIOD
                                                      ---------------------------------------------------------
                                                       LESS THAN
      CONTRACTUAL OBLIGATIONS             TOTAL          1 YEAR       2-3 YEARS      4-5 YEARS     OVER 5 YEARS
------------------------------------   ------------   ------------   ------------   ------------   ------------
                                                                   (In thousands)
Long-term debt (stated maturities)..   $     25,714   $      8,571   $     17,143   $          -   $          -
Operating leases ...................   $     26,564   $      6,091   $     11,976   $      8,210   $        287

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

                               HOLLY CORPORATION

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

                                     HOLLY CORPORATION
                               -----------------------------------------
                                (Registrant)

Date: November 3, 2003         By s/ Kathryn H. Walker
                                 ---------------------------------------
                                 Kathryn H. Walker
                                 Vice President, Accounting
                                 (Principal Accounting Officer)

                               By s/ Stephen J. McDonnell
                                  --------------------------------------
                                  Stephen J. McDonnell
                                  Vice President and Chief Financial
                                  Officer
                                  (Principal Financial Officer)

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

Date: November 3, 2003        s/ C. Lamar Norsworthy
                              -------------------------------------------------
                              C. Lamar Norsworthy
                              Chairman of the Board and Chief Executive Officer

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

Date: November 3, 2003        s/ Stephen J. McDonnell
                              -------------------------------------------------
                              Stephen J. McDonnell
                              Vice President and Chief Financial Officer