Form 10-Q/A
period 2003-04-30
HOLLY CORP
filed 2003-11-04
CIK 48039

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

 For the transition period from ---------------- to ----------------

 Commission File Number 1-3876

                                HOLLY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         75-1056913
  ----------------------------------                      -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        (Identification No.)

      100 Crescent Court, Suite 1600
              Dallas, Texas                                    75201-6927
-------------------------------------------                  -------------
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

                                HOLLY CORPORATION
                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART I.     FINANCIAL INFORMATION

  Forward-Looking Statements                                                                 3

  Item 1.   Financial Statements

            Consolidated Balance Sheet - (Unaudited) -
            April 30, 2003 and July 31, 2002                                                 5

            Consolidated Statement of Income (Unaudited) -
            Three Months and Nine Months Ended April 30, 2003 and 2002                       6

            Consolidated Statement of Cash Flows (Unaudited) -
            Nine Months Ended April 30, 2003 and 2002                                        7

            Consolidated Statement of Comprehensive Income (Unaudited) -
            Three Months and Nine Months Ended April 30, 2003 and 2002                       8

            Notes to Consolidated Financial Statements (Unaudited)                           9

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                             18

  Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                                               34

  Item 4.   Controls and Procedures                                                         34

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                                               35

  Item 6. Exhibits and Reports on Form 8-K                                                  36

Signatures                                                                                  38

Certifications                                                                              39

         Holly Corporation is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended April 30, 2003, originally filed on June 12, 2003 and amended on Form 10-Q/A on September 9, 2003, in response to comments received from the Securities and Exchange Commission in order to comply with Item 10(e) of Regulation S-K regarding the use of non-GAAP financial measures. This Amendment No. 2 amends and restates in its entirety the original Form 10-Q as amended, but continues to speak as of the date of the original filing of the original Form 10-Q. Holly Corporation has not updated the disclosure in this Amendment No. 2 to speak as of a later date. All information contained in this amendment and the original Form 10-Q as amended is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                      APRIL 30,          JULY 31,
                                                                                        2003               2002
                                                                                   ------------      --------------
                                                                                   (In thousands, except share data)
                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................................    $    38,050       $       71,630

  Accounts receivable:          Product .......................................         46,754               46,929
                                Crude oil resales .............................         97,418               88,466
                                                                                   -----------       --------------
                                                                                       144,172              135,395
   Inventories:                 Crude oil and refined products ................         54,853               35,120
                                Materials and supplies ........................         10,483               10,188
                                                                                   -----------       --------------
                                                                                        65,336               45,308
   Income taxes receivable ....................................................              -                8,699
   Prepayments and other ......................................................         19,464               17,812
                                                                                   -----------       --------------
      TOTAL CURRENT ASSETS.....................................................        267,022              278,844

Properties, plants and equipment, at cost .....................................        439,586              410,987
Less accumulated depreciation, depletion and amortization .....................       (216,477)            (211,526)
                                                                                   -----------       --------------
                                                                                       223,109              199,461
Investments in and advances to joint ventures .................................         15,214               15,732
Other assets:                   Prepaid transportation ........................         25,000                    -
                                Refinery acquisition deposit ..................          2,500                    -
                                Other, net ....................................          9,054                8,269
                                                                                   -----------       --------------
                                                                                        36,554                8,269
                                                                                   -----------       --------------
     TOTAL ASSETS .............................................................    $   541,899       $      502,306
                                                                                   ===========       ==============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ...........................................................    $   196,831       $      185,058
   Accrued liabilities ........................................................         26,888               25,342
   Income taxes payable .......................................................          7,272                    -
   Current maturities of long-term debt .......................................          8,571                8,571
                                                                                   -----------       --------------
     TOTAL CURRENT LIABILITIES.................................................        239,562              218,971
Deferred income taxes .........................................................         32,912               29,065
Long-term debt, less current maturities .......................................         17,143               25,714
Commitments and contingencies .................................................              -                    -

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares authorized; none
     issued ...................................................................              -                    -
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,873,896 and 16,759,396 shares issued as of April 30, 2003 and July 31,
     2002......................................................................            169                  168
   Additional capital .........................................................         15,607               14,013
   Retained earnings ..........................................................        249,005              223,770
                                                                                   -----------       --------------
                                                                                       264,781              237,951
   Common stock held in treasury, at cost -
     1,371,868 and 1,197,968 shares as of April 30, 2003 and July 31, 2002 ....        (12,499)             (9,395)
                                                                                   -----------       --------------
     TOTAL STOCKHOLDERS' EQUITY ...............................................        252,282              228,556
                                                                                   -----------       --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................    $   541,899       $      502,306
                                                                                   ===========       ==============

See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

                                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                     APRIL 30,                    APRIL 30,
                                                                             --------------------------    -------------------------
                                                                                2003           2002          2003            2002
                                                                             ---------      ---------      ---------      ----------
                                                                                    (In thousands, except per share data)
SALES AND OTHER REVENUES ...............................................     $ 312,180      $ 210,327      $ 858,198      $ 635,028

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation,depletion,
     and amortization) .................................................       255,376        165,350        719,764        491,356
   Operating expenses (exclusive of depreciation,depletion,
     and amortization) .................................................        28,439         23,717         78,768         71,729
   Selling, general and administrative expenses (exclusive of
     depreciation,depletion, and amortization) .........................         7,057          5,452         17,597         16,110
   Depreciation, depletion and amortization ............................         8,979          6,884         23,336         20,029
   Exploration expenses, including dry holes ...........................           233            282            711            824
                                                                             ---------      ---------      ---------      ---------
        TOTAL OPERATING COSTS AND EXPENSES .............................       300,084        201,685        840,176        600,048
                                                                             ---------      ---------      ---------      ---------
GAIN ON SALE OF ASSETS .................................................        16,447              -         16,447              -
INCOME FROM OPERATIONS .................................................        28,543          8,642         34,469         34,980

OTHER INCOME (EXPENSE)
   Equity in earnings (loss) of joint ventures .........................          (690)         1,571            (86)         6,639
   Interest income .....................................................           172            217            649          1,264
   Interest expense ....................................................          (135)          (622)        (1,224)        (2,320)
   Reparations payment received ........................................        15,226              -         15,226              -
   Gain on sale of equity securities ...................................             -              -              -          1,522
                                                                             ---------      ---------      ---------      ---------
                                                                                14,573          1,166         14,565          7,105
                                                                             ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES .............................................        43,116          9,808         49,034         42,085

Income tax provision
   Current .............................................................        11,969          2,334         14,903         13,624
   Deferred ............................................................         4,446          1,275          3,779          2,525
                                                                             ---------      ---------      ---------      ---------
                                                                                16,415          3,609         18,682         16,149
                                                                             ---------      ---------      ---------      ---------
NET INCOME .............................................................     $  26,701      $   6,199      $  30,352      $  25,936
                                                                             =========      =========      =========      =========

NET INCOME PER COMMON SHARE - BASIC ....................................     $    1.72      $    0.40      $    1.96      $    1.67
                                                                             =========      =========      =========      =========

NET INCOME PER COMMON SHARE - DILUTED ..................................     $    1.67      $    0.39      $    1.90      $    1.62
                                                                             =========      =========      =========      =========

CASH DIVIDENDS DECLARED PER COMMON SHARE ...............................     $    0.11      $    0.10      $    0.33      $    0.30
                                                                             =========      =========      =========      =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ...............................................................        15,493         15,581         15,509         15,549
   Diluted .............................................................        15,986         16,016         15,938         15,981

See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                                          NINE MONTHS ENDED
                                                                                             APRIL 30,
                                                                                       ----------------------
                                                                                         2003         2002
                                                                                       --------      --------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ............................................................             $ 30,352      $ 25,936
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ..........................               23,336        20,029
       Deferred income taxes .............................................                3,779         2,525
       Dry hole costs and leasehold impairment ...........................                    -             -
       Equity in earnings of joint ventures ..............................                   86        (6,639)
       Gain on sale of assets ............................................              (16,447)            -
       (Increase) decrease in current assets
         Accounts receivable .............................................               (8,777)       16,657
         Inventories .....................................................              (20,028)      (12,160)
         Income taxes receivable .........................................                8,699        (6,068)
         Prepayments and other ...........................................               (1,584)       (2,391)
       Increase (decrease) in current liabilities
         Accounts payable ................................................               11,773        (3,744)
         Accrued liabilities .............................................                1,546        (3,225)
         Income taxes payable ............................................                7,272        (4,661)
       Turnaround expenditures ...........................................               (4,704)      (13,957)
       Prepaid transportation ............................................              (25,000)            -
       Other, net ........................................................               (2,441)       (1,097)
                                                                                       --------      --------
        NET CASH PROVIDED FOR OPERATING ACTIVITIES .......................                7,862        11,205

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt .............................................               (8,571)       (8,572)
   Debt issuance costs ...................................................                 (635)            -
   Issuance of common stock upon exercise of options .....................                1,595         1,506
   Purchase of treasury stock ............................................               (3,104)         (160)
   Cash dividends ........................................................               (5,117)       (4,663)
                                                                                       --------      --------
        NET CASH USED FOR FINANCING ACTIVITIES ...........................              (15,832)      (11,889)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment .........................              (47,556)      (20,816)
   Refinery acquisition deposit ..........................................               (2,500)            -
   Investments and advances to joint ventures ............................                  (78)            -
   Distributions from joint ventures .....................................                  524         8,250
   Proceeds from the sale of partial interest in joint venture ...........                    -           460
   Proceeds from sale of marketable equity securities ....................                    -         4,500
   Proceeds from the sale of pipeline assets .............................               24,000             -
                                                                                       --------      --------
        NET CASH USED FOR INVESTING ACTIVITIES ...........................              (25,610)       (7,606)
                                                                                       --------      --------
CASH AND CASH EQUIVALENTS
   DECREASE FOR THE PERIOD ...............................................              (33,580)       (8,290)
   Beginning of year .....................................................               71,630        65,840
                                                                                       --------      --------
   END OF PERIOD .........................................................             $ 38,050      $ 57,550
                                                                                       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest .........................................................             $  1,859      $  2,303
        Income taxes .....................................................             $  6,365      $ 23,958

See accompanying notes.

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited

                                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                            APRIL 30,               APRIL 30,
                                                                                      --------------------    ---------------------
                                                                                        2003        2002        2003         2002
                                                                                      --------    --------    --------     --------
                                                                                                      (In thousands)
NET INCOME .......................................................................    $ 26,701    $  6,199    $ 30,352     $ 25,936
Other comprehensive income (loss)
    Reclassification adjustment to net income on sale of equity securities .......           -           -           -       (1,522)
    Derivative instruments qualifying as cash flow hedging instruments
      Change in fair value of derivative instruments .............................         102         218        (108)      (1,188)

      Reclassification adjustment into net income ................................         108       1,029         108        3,116
                                                                                      --------    --------    --------     --------
    Total income on cash flow hedges .............................................         210       1,247           -        1,928
                                                                                      --------    --------    --------     --------
    Other comprehensive income before income taxes ...............................         210       1,247           -          406

    Income tax expense ...........................................................          80         488           -          163
                                                                                      --------    --------    --------     --------
Other comprehensive income .......................................................         130         759           -          243
                                                                                      --------    --------    --------     --------
TOTAL COMPREHENSIVE INCOME .......................................................    $ 26,831    $  6,958    $ 30,352     $ 26,179
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

                                HOLY CORPORATION

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


                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              APRIL 30,                APRIL 30,
                                                        ---------------------   -----------------------
                                                          2003        2002         2003          2002
                                                        --------    ---------   ----------    ---------
                                                            (In thousands, except per share data)
Net income........................ ...................  $ 26,701    $   6,199   $   30,352    $  25,936

Average number of shares of common stock outstanding..    15,493       15,581       15,509       15,549
Effect of dilutive stock options......................       493          435          429          432
                                                        --------    ---------   ----------    ---------
Average number of shares of common stock
        outstanding assuming dilution.................    15,986       16,016       15,938       15,981
                                                        ========    =========   ==========    =========
Income per share - basic..............................  $   1.72    $    0.40   $     1.96    $    1.67
                                                        ========    =========   ==========    =========

Income per share - diluted............................  $   1.67    $    0.39   $     1.90    $    1.62
                                                        ========    =========   ==========    =========

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

                               HOLLY CORPORATION

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              APRIL 30,                 APRIL 30,
                                                        ---------------------   -----------------------
                                                          2003         2002        2003         2002
                                                        --------    ---------   ----------    ---------
                                                              (In thousands, except share data)
Net income, as reported.............................    $ 26,701    $   6,199   $   30,352    $  25,936
Deduct: Total stock-based employee compensation
 expense determined under the fair value method
 for all awards, net of related tax effects                  113          113          339          353
                                                        --------    ---------   ----------    ---------
Pro forma net income................................    $ 26,588    $   6,086   $   30,013    $  25,583
                                                        ========    =========   ==========    =========
Net income per share - basic
 As reported........................................    $   1.72    $    0.40   $     1.96    $    1.67
 Pro forma..........................................    $   1.72    $    0.39   $     1.94    $    1.65
Net income per share - diluted
 As reported........................................    $   1.67    $    0.39   $     1.90    $    1.62
 Pro forma..........................................    $   1.66    $    0.38   $     1.88    $    1.60

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

NK Asphalt Partners Joint Venture (Unaudited):

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              APRIL 30,                APRIL 30,
                                                        ---------------------   -----------------------
                                                          2003        2002         2003         2002
                                                        --------    ---------   ----------    ---------
                                                           (In thousands)            (In thousands)
Sales (net).........................................    $ 13,057    $  14,259   $   50,990    $  59,488
                                                        ========    =========   ==========    =========
Gross Profit........................................    $  1,602    $   4,962   $    7,135    $  17,377
                                                        ========    =========   ==========    =========
Income (loss) from operations.......................    $ (1,065)   $   2,548   $     (381)   $  12,578
                                                        ========    =========   ==========    =========
Net income (loss) before taxes......................    $ (1,507)   $   2,136   $   (1,699)   $  11,412
                                                        ========    =========   ==========    =========

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

                               HOLLY CORPORATION

         The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refined product margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. During the quarter ended April 30, 2003, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $102,000 of gain in comprehensive income. In March 2003, as the forecasted transactions occurred, the Company reclassified $108,000 of actual losses from comprehensive income to cost of sales. The ineffective portion of the hedges resulted in a $32,000 gain that was also included in cost of sales. During the fiscal quarter ended April 30, 2003, the Company also entered into commodity derivative contracts to help protect refined product margins, which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization, that while an economic hedge, did not qualify for hedge accounting treatment. The Company realized a gain of $302,000 which was included in cost of sales. As of April 30, 2003, there were no hedges outstanding.

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

                                HOLLY CORPORATION

different products and services.

                                                                                  TOTAL FOR
                                                                  PIPELINE        REPORTABLE       CORPORATE     CONSOLIDATED
                                                   REFINING    TRANSPORTATION      SEGMENTS         & OTHER         TOTAL
                                                  ----------   --------------     ----------       ---------     ------------
                                                                                (In thousands)
THREE MONTHS ENDED APRIL 30, 2003
  Sales and other revenues..................      $  307,715      $   3,742       $  311,457        $    723       $ 312,180
  Depreciation and amortization.............      $    8,262      $     220       $    8,482        $    497       $   8,979
  Income (loss) from operations.............      $   14,446      $  17,917       $   32,363        $ (3,820)      $  28,543
  Income (loss) before income taxes.........      $   28,742      $  18,077       $   46,819        $ (3,703)      $  43,116

THREE MONTHS ENDED APRIL 30, 2002
  Sales and other revenues..................      $  205,692      $   4,294       $  209,986        $    341       $ 210,327
  Depreciation and amortization.............      $    6,381      $     327       $    6,708        $    176       $   6,884
  Income (loss) from operations.............      $    8,409      $   2,593       $   11,002        $ (2,360)      $   8,642
  Income (loss) before income taxes.........      $    9,339      $   3,199       $   12,538        $ (2,730)      $   9,808

NINE MONTHS ENDED APRIL 30, 2003
  Sales and other revenues..................      $  842,926      $  13,742       $  856,668        $  1,530       $ 858,198
  Depreciation and amortization.............      $   20,869      $     935       $   21,804        $  1,532       $  23,336
  Income (loss) from operations.............      $   19,933      $  23,743       $   43,676        $ (9,207)      $  34,469
  Income (loss) before income taxes.........      $   33,434      $  24,922       $   58,356        $ (9,322)      $  49,034

NINE MONTHS ENDED APRIL 30, 2002
  Sales and other revenues..................      $  620,367      $  13,395       $  633,762        $  1,266       $ 635,028
  Depreciation and amortization.............      $   18,372      $   1,037       $   19,409        $    620       $  20,029
  Income (loss) from operations.............      $   34,146      $   7,579       $   41,725        $ (6,745)      $  34,980
  Income (loss) before income taxes.........      $   39,342      $   8,816       $   48,158        $ (6,073)      $  42,085

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

                               HOLLY CORPORATION

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

RESULTS OF OPERATIONS
FINANCIAL DATA(Unaudited)

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         APRIL 30,                APRIL 30,
                                                                 ----------------------    ----------------------
                                                                   2003         2002         2003         2002
                                                                 ---------    ---------    ---------    ---------
                                                                      (In thousands, except per share data)
Sales and other revenues .....................................   $ 312,180    $ 210,327    $ 858,198    $ 635,028

Operating costs and expenses
   Cost of products sold (exclusive of depreciation, depletion,
     and amortization) .......................................     255,376      165,350      719,764      491,356
   Operating expenses (exclusive of depreciation, depletion,
     and amortization) .......................................      28,439       23,717       78,768       71,729
   Selling, general and administrative expenses (exclusive of
     depreciation, depletion, and amortization) ..............       7,057        5,452       17,597       16,110
   Depreciation, depletion and amortization ..................       8,979        6,884       23,336       20,029
   Exploration expenses, including dry holes .................         233          282          711          824
                                                                 ---------    ---------    ---------    ---------
        Total operating costs and expenses ...................     300,084      201,685      840,176      600,048
                                                                 ---------    ---------    ---------    ---------

Gain on sale of assets .......................................      16,447            -       16,447            -

Income from operations .......................................      28,543        8,642       34,469       34,980

Other income (expense)
   Equity in earnings of joint ventures ......................        (690)       1,571          (86)       6,639
   Interest expense, net .....................................          37         (405)        (575)      (1,056)
   Reparations payment received ..............................      15,226            -       15,226            -
   Gain on sale of equity securities .........................           -            -            -        1,522
                                                                 ---------    ---------    ---------    ---------
                                                                    14,573        1,166       14,565        7,105
                                                                 ---------    ---------    ---------    ---------
Income before income taxes ...................................      43,116        9,808       49,034       42,085
Income tax provision .........................................      16,415        3,609       18,682       16,149
                                                                 ---------    ---------    ---------    ---------
Net income ...................................................   $  26,701    $   6,199    $  30,352    $  25,936
                                                                 =========    =========    =========    =========

Net income per common share - basic ..........................   $    1.72    $    0.40    $    1.96    $    1.67

Net income per common share - diluted ........................   $    1.67    $    0.39    $    1.90    $    1.62

Average number of common shares outstanding:
  Basic ......................................................      15,493       15,581       15,509       15,549
  Diluted ....................................................      15,986       16,016       15,938       15,981

                                HOLLY CORPORATION

BALANCE SHEET DATA (UNAUDITED)

                                                         APRIL 30,         JULY 31,
                                                           2003              2002
                                                       ------------      ------------
                                                      (In thousands, except ratio data)
Cash and cash equivalents ..........................   $     38,050      $     71,630
Working capital ....................................   $     27,460      $     59,873
Total assets .......................................   $    541,899      $    502,306
Total long-term debt, including current maturities..   $     25,714      $     34,285
Stockholders' equity ...............................   $    252,282      $    228,556
Total debt to capitalization ratio(1) ..............            9.2%             13.0%

(1) The total long-term debt to capitalization ratio is calculated by dividing total long-term debt including current maturities by the sum of total long-term debt including current maturities and stockholders' equity.

OTHER FINANCIAL DATA (UNAUDITED)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   APRIL 30,                      APRIL 30,
                                                            ------------------------      ------------------------
                                                               2003          2002            2003          2002
                                                            ---------      ---------      ---------      ---------
                                                                (In thousands)                (In thousands)
Sales and other revenues (1)
   Refining ...........................................     $ 307,715      $ 205,692      $ 842,926      $ 620,367
   Pipeline Transportation ............................         3,742          4,294         13,742         13,395
   Corporate and Other ................................           723            341          1,530          1,266
                                                            ---------      ---------      ---------      ---------
   Consolidated .......................................     $ 312,180      $ 210,327      $ 858,198      $ 635,028
                                                            =========      =========      =========      =========

Income (loss) from operations (1)
   Refining ...........................................     $  14,446      $   8,409      $  19,933      $  34,146
   Pipeline Transportation ............................        17,917          2,593         23,743          7,579
   Corporate and Other ................................        (3,820)        (2,360)        (9,207)        (6,745)
                                                            ---------      ---------      ---------      ---------
   Consolidated .......................................     $  28,543      $   8,642      $  34,469      $  34,980
                                                            =========      =========      =========      =========

Net cash provided by operating activities .............     $  18,406      $  17,677      $   7,862      $  11,205
Net cash used by financing activities .................     $  (2,185)     $  (1,558)     $ (15,832)     $ (11,889)
Net cash provided (used) by investing activities ......     $   4,078      $  (6,823)     $ (25,610)     $  (7,606)
Capital expenditures ..................................     $  19,922      $   8,133      $  47,556      $  20,816
EBITDA (2) ............................................     $  52,058      $  17,097      $  72,945      $  63,170

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

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    APRIL 30,                      APRIL 30,
                                             ------------------------      ------------------------
                                               2003           2002           2003           2002
                                             ---------      ---------      ---------      ---------
                                                  (In thousands)                (In thousands)
Net Income .............................     $  26,701      $   6,199      $  30,352      $  25,936
   Add provision for income tax ........        16,415          3,609         18,682         16,149
   Add interest expense ................           135            622          1,224          2,320
   Subtract interest income ............          (172)          (217)          (649)        (1,264)
   Add depreciation and amortization ...         8,979          6,884         23,336         20,029
                                             ---------      ---------      ---------      ---------
EBITDA .................................     $  52,058      $  17,097      $  72,945      $  63,170
                                             =========      =========      =========      =========

REFINING SEGMENT OPERATING DATA (Unaudited)

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        APRIL 30,                   APRIL 30,
                                                                 -----------------------     -----------------------
                                                                   2003          2002          2003           2002
                                                                 ---------     ---------     ---------     ---------
Crude charge (BPD) (1) .....................................        60,500        63,400        63,300        58,500

Sales of refined products (BPD) (2) ........................        80,700        76,600        81,700        74,500
Average sales price per sales barrel .......................     $   42.84     $   30.26     $   37.77     $   30.43

Sales of produced refined products (BPD) ...................        66,300        69,700        69,500        64,500
Average sales price per produced barrel ....................     $   41.94     $   30.04     $   37.25     $   30.36

Reconciliation of Sales and other revenues in Consolidated Financial Statements
(Also see Note H to Consolidated Financial
Statements)

Sales of refined product (BPD) .............................        80,700        76,600        81,700        74,500
Average sales price per sales barrel .......................     $   42.84     $   30.26     $   37.77     $   30.43
Refinery segment sales and other revenues (3) ..............     $ 307,715     $ 205,692     $ 842,926     $ 620,367
Pipeline transportation segment sales and other revenues ...     $   3,742     $   4,294     $  13,742     $  13,395
Corporate and Other sales and other revenues ...............     $     723     $     341     $   1,530     $   1,266
                                                                 ---------     ---------     ---------     ---------
Consolidated Sales and other revenues ......................     $ 312,180     $ 210,327     $ 858,198     $ 635,028
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

                                HOLLY CORPORATION

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                           APRIL 30,              APRIL 30,
                                     --------------------   --------------------
                                       2003        2002       2003        2002
                                     --------    --------   --------    --------
Sales of produced refined products
  Gasolines ......................       58.3%       58.2       57.6%       56.3%
  Diesel fuels ...................       21.9%       21.4       21.6%       21.2%
  Jet fuels ......................        9.3%       10.2        9.9%       10.5%
  Asphalt ........................        6.8%        6.1        7.3%        8.3%
  LPG and other ..................        3.7%        4.1        3.6%        3.7%
                                     --------    --------   --------    --------
       Total .....................      100.0%      100.0      100.0%      100.0%
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

         Net income before taxes for the third quarter ended April 30, 2003 increased by $33.3 million as compared to the prior year's third quarter primarily due to the $15.2 million reparation payment received from Kinder Morgan as discussed in Note K to Consolidated Financial Statements, $16.4 million gain on the sale of pipeline assets to Plains Marketing L.P. as discussed in Note L to Consolidated Financial Statements, and $11.8 million from improved refined product margins, which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization, offset by $8.4 million of higher operating, depreciation and administrative costs.

         Net income before taxes for the nine months ended April 30, 2003 increased by $6.9 million compared to the nine months ended April 30, 2002 due to the $15.2 million reparation payment received as discussed in Note K to Consolidated Financial Statements, $16.4 million gain on sale of pipeline assets as discussed in Note L to Consolidated Financial Statements offset by $5.9 million in lower refined product margins, $11.8 million of higher operating, depreciation and administrative costs and $1.1 million in losses rather than $5.5 million in earnings from the asphalt joint venture.

Three Months Ended April 30, 2003 Compared with Three Months Ended April 30,
2002

         For the third fiscal quarter of 2003, the Company's net income was $26.7 million compared to net income of $6.2 million in the third fiscal quarter of 2002. The $33.3 million net increase in net income before taxes for the third quarter ended April 30, 2003 as compared to the prior year's third quarter was due to the $15.2 million reparation payment as discussed in Note K to Consolidated Financial Statements, $16.4 million gain on the sale of pipeline assets as discussed in Note L to Consolidated Financial Statements, and $11.8 million in improved refined product margins offset by $8.4 million of higher operating, depreciation and administrative costs.

                                HOLLY CORPORATION

         Revenues from the sale of refined products and other revenues increased to $312.2 million in the third quarter of fiscal 2003 from $210.3 million in the third quarter of fiscal 2002 due principally to higher refined product sales prices and to higher refined product volumes sold. For the third quarter ended April 30, 2003, refined product sales volumes, purchased and produced, increased approximately 5% and refined product margins increased compared to the prior year's third quarter.

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

Nine Months Ended April 30, 2003 Compared with Nine Months Ended April 30, 2002

         Net income for the nine months ended April 30, 2003 was $30.4 million compared to $25.9 million for the nine months ended April 30, 2002. The $6.9 million net increase in income before taxes for the nine months ended April 30, 2003 compared to the nine months ended April 30, 2002 was due to the $15.2 million reparation payment received as discussed in Note K to Consolidated Financial Statements, $16.4 million gain on sale of pipeline assets as discussed in Note L to Consolidated Financial Statements, offset by decreases of lower refined product margins, $11.8 million of higher operating, depreciation and administrative costs and $1.1 million in losses rather than $5.5 million in earnings from the asphalt joint venture. For the nine months ended April 30, 2003, refined product margins declined for the nine months ended April 30, 2002.

         Revenues from the sale of refined products and other revenues increased to $858.2 million in the first nine months of fiscal 2003 from $635.0 million in the first nine months of fiscal 2002 due principally to higher refined product sales prices. Total product sales volumes for the nine months ended April 30, 2003 increased approximately 10% from the nine months

                                HOLLY CORPORATION

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

                                                               PAYMENTS DUE BY PERIOD
                                                  -----------------------------------------------
                                                  LESS THAN
CONTRACTUAL OBLIGATIONS                 TOTAL       1 YEAR    2-3 YEARS   4-5 YEARS  OVER 5 YEARS
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

                                HOLLY CORPORATION

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

         If the Longhorn Pipeline operates as currently proposed, lower requirements for capital investment permitted by the direct route through Austin, Texas and over the Edwards Aquifers could allow Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization in El Paso and related markets. However, any effects on the Company's markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the next few years because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although the Company's results of operations might be adversely impacted and some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and enhancements to operational efficiency, the Company's position in El Paso and markets served from El Paso could withstand a period of lower prices and refined product margins that might result from operation of the Longhorn Pipeline as currently proposed.

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

                                HOLLY CORPORATION

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

         The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this

                                HOLLY CORPORATION

spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges is to help protect the Company from the risk that the refined product margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. During the quarter ended April 30, 2003, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $102,000 of gain in comprehensive income. In March 2003, as the transactions occurred, the Company reclassified $108,000 of actual losses from comprehensive income to cost of sales. The ineffective portion of the hedges was a $32,000 gain that was also included in cost of sales. For the fiscal quarter ended April 30, 2003, the Company entered into commodity derivative contracts to help protect refined product margins, which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization, that while an economic hedge, did not qualify for hedge accounting treatment. The Company realized a gain of $302,000 which was included in cost of sales. As of April 30, 2003, there were no hedges outstanding.

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

                                HOLLY CORPORATION

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

                                HOLLY CORPORATION

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

                                HOLLY CORPORATION

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

                                     HOLLY CORPORATION
                                  ----------------------------------------------
                                  (Registrant)

Date: November 3, 2003            By s/ Kathryn H. Walker
                                    --------------------------------------------
                                    Kathryn H. Walker
                                    Vice President, Accounting
                                    (Principal Accounting Officer)


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