Form 10-Q
period 2003-09-30
HOLLY CORP
filed 2003-11-14
CIK 48039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 2003

                                       OR

------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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
                                                    ---------------------------

                     Former fiscal year-end:  July 31
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [X]  No___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [X]  No___

15,510,028 shares of Common Stock, par value $.01 per share, were outstanding on November 11, 2003.

                                HOLLY CORPORATION
                                      INDEX


                                                                                                     Page No.
                                                                                                     --------
  PART I.     FINANCIAL INFORMATION

   Forward-Looking Statements                                                                             3

    Item 1.   Financial Statements

              Consolidated Balance Sheet - (Unaudited) -
              September 30, 2003, December 31, 2002, and July 31, 2002                                    4

              Consolidated Statement of Income (Unaudited) -
              Three Months and Nine Months Ended September 30, 2003 and 2002                              5
              Two Months Ended June 30, 2003 and 2002                                                     6

              Consolidated Statement of Cash Flows (Unaudited) -
              Nine Months Ended September 30, 2003 and 2002                                               7

              Consolidated Statement of Comprehensive Income (Unaudited) -
              Three Months and Nine Months Ended September 30, 2003 and 2002                              8
              Two Months Ended June 30, 2003 and 2002                                                     8

              Notes to Consolidated Financial Statements (Unaudited)                                      9

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                         22

    Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                                                           38

    Item 4.   Controls and Procedures                                                                     38


  PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                           39

   Item 6. Exhibits and Reports on Form 8-K                                                               42

  Signatures                                                                                              44

  Certifications                                                                                          45

                                     PART I

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including without limitation those under "Results of Operations," "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" (including "Risk Management") regarding the Company's financial position and results of operations in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I and those in Item 1 "Legal Proceedings" in Part II, are forward-looking statements. Such statements are subject to risks and uncertainties, including but not limited to risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of constraints on the transportation of refined products, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, effects of governmental regulations and policies, the availability and cost of financing to the Company, the effectiveness of the Company's capital investments and marketing strategies, the Company's efficiency in carrying out construction projects, the successful integration of the Woods Cross Refinery, the outcome of litigation with Frontier Oil Corporation, the possibility of terrorist attacks and the consequences of any such attacks, and general economic conditions. Should one or more of these risks or uncertainties, among others as set forth in this Form 10-Q, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. This Form 10-Q also contains cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations reflected by its forward looking statements included in this Form 10-Q. This summary discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K/A, as amended, for the fiscal year ended July 31, 2002 and in conjunction with the discussion in this Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Liquidity and Capital Resources" and "Additional Factors That May Affect Future Results." All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                HOLLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited



                                                                      SEPTEMBER 30,        DECEMBER 31,          JULY 31,
                                                                           2003                2002                2002
                                                                     ----------------    ----------------    ----------------
                                                                               (In thousands, except share data)
           ASSETS
CURRENT ASSETS
   Cash and cash equivalents .....................................   $          8,493    $         24,266    $         71,630

   Accounts receivable:      Product .............................             66,698              51,141              46,929
                             Crude oil resales ...................             96,419              97,017              88,466
                                                                     ----------------    ----------------    ----------------
                                                                              163,117             148,158             135,395

   Inventories:              Crude oil and refined products ......             80,030              50,808              35,120
                             Materials and supplies ..............             10,793              10,329              10,188
                                                                     ----------------    ----------------    ----------------
                                                                               90,823              61,137              45,308

   Income taxes  receivable ......................................                 --                 647               8,699
   Prepayments and other .........................................             16,318              19,026              17,812
                                                                     ----------------    ----------------    ----------------
        TOTAL CURRENT ASSETS .....................................            278,751             253,234             278,844

Properties, plants and equipment, at cost ........................            486,113             434,292             410,987
Less accumulated depreciation, depletion and amortization ........           (225,741)           (220,142)           (211,526)
                                                                     ----------------    ----------------    ----------------
                                                                              260,372             214,150             199,461
Investments in and advances to joint ventures ....................             44,871              15,955              15,732

Other assets:                Prepaid transportation ..............             25,000              25,000                  --
                             Refinery acquisition deposit ........                 --               2,500                  --
                             Other, net ..........................              5,672               3,841               8,269
                                                                     ----------------    ----------------    ----------------
                                                                               30,672              31,341               8,269
                                                                     ----------------    ----------------    ----------------
        TOTAL ASSETS .............................................   $        614,666    $        514,680    $        502,306
                                                                     ================    ================    ================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ..............................................   $        218,311    $        207,418    $        185,058
   Accrued liabilities ...........................................             35,571              23,722              25,342
   Dividend payable ..............................................              1,706                  --                  --
   Income taxes payable ..........................................              7,522                  --                  --
   Credit agreement borrowings ...................................             15,000                  --                  --
   Current maturities of long-term debt ..........................              8,571               8,571               8,571
                                                                     ----------------    ----------------    ----------------
        TOTAL CURRENT LIABILITIES ................................            286,681             239,711             218,971
Deferred income taxes ............................................             39,694              28,254              29,065
Long-term debt, less current maturities ..........................             17,143              17,143              25,714
Commitments and contingencies ....................................                 --                  --                  --
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value - 1,000,000 shares
     authorized; none issued .....................................                 --                  --                  --
   Common stock, $.01 par value - 20,000,000 shares authorized;
     16,877,897, 16,846,696  and 16,759,396 shares issued as of
     September 30, 2003, December 31, 2002, and July 31, 2002 ....                169                 168                 168
   Additional capital ............................................             15,701              15,221              14,013
   Retained earnings .............................................            267,777             225,759             223,770
                                                                     ----------------    ----------------    ----------------
                                                                              283,647             241,148             237,951
   Common stock held in treasury, at cost -
     1,371,868, 1,328,868, and 1,197,968 shares as of
     September 30, 2003, December 31, 2002,  and July 31, 2002 ...            (12,499)            (11,605)             (9,395)
   Accumulated other comprehensive loss ..........................                 --                  29                  --
                                                                     ----------------    ----------------    ----------------
        TOTAL STOCKHOLDERS' EQUITY ...............................            271,148             229,572             228,556
                                                                     ----------------    ----------------    ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $        614,666    $        514,680    $        502,306
                                                                     ================    ================    ================

See accompanying notes

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited



                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   ----------------------------    ----------------------------
                                                                       2003            2002           2003            2002
                                                                   ------------    ------------    ------------    ------------
                                                                               (In thousands, except per share data)
SALES AND OTHER REVENUES .......................................   $    412,152    $    266,467    $  1,050,351    $    703,572

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of
         depreciation,depletion, and amortization) .............        327,719         224,158         863,305         572,474
   Operating expenses (exclusive of
         depreciation,depletion, and amortization) .............         37,390          25,381          93,672          72,155
   Selling, general and administrative expenses
         (exclusive of depreciation,depletion, and
         amortization) .........................................         10,023           6,094          22,335          16,654
   Depreciation, depletion and amortization ....................          9,104           7,706          26,029          21,497
   Exploration expenses, including dry holes ...................            160             231             623           1,048
                                                                   ------------    ------------    ------------    ------------
        TOTAL OPERATING COSTS AND EXPENSES .....................        384,396         263,570       1,005,964         683,828
                                                                   ------------    ------------    ------------    ------------
GAIN (LOSS) ON SALE OF ASSETS ..................................           (393)             --          15,814              --
                                                                   ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS .........................................         27,363           2,897          60,201          19,744

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ........................          1,860           1,797           1,853           4,362
   Interest income .............................................             82             263             385             746
   Interest expense ............................................           (755)           (667)         (1,292)         (1,934)
   Reparations payment received ................................            104              --          15,330              --
                                                                   ------------    ------------    ------------    ------------
                                                                          1,291           1,393          16,276           3,174
                                                                   ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .....................................         28,654           4,290          76,477          22,918

Income tax provision
   Current .....................................................          6,799             171          19,055           3,915
   Deferred ....................................................          4,305             959          10,288           4,084
                                                                   ------------    ------------    ------------    ------------
                                                                         11,104           1,130          29,343           7,999
                                                                   ------------    ------------    ------------    ------------
NET INCOME .....................................................   $     17,550    $      3,160    $     47,134    $     14,919
                                                                   ============    ============    ============    ============


NET INCOME PER COMMON SHARE - BASIC ............................   $       1.13    $       0.20    $       3.04    $       0.96
                                                                   ============    ============    ============    ============

NET INCOME PER COMMON SHARE - DILUTED ..........................   $       1.09    $       0.20    $       2.94    $       0.94
                                                                   ============    ============    ============    ============

CASH DIVIDENDS DECLARED PER COMMON SHARE .......................   $       0.11    $       0.11    $       0.33    $       0.33
                                                                   ============    ============    ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .......................................................         15,506          15,555          15,503          15,573
   Diluted .....................................................         16,029          15,912          16,012          15,954


See accompanying notes.

                                HOLLY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited



                                                                             TWO MONTHS ENDED
                                                                                 JUNE 30,
                                                                 ----------------------------------------
                                                                       2003                  2002
                                                                 ------------------    ------------------
                                                                  (In thousands, except per share data)
SALES AND OTHER REVENUES .....................................   $          228,638    $          166,646

OPERATING COSTS AND EXPENSES
   Cost of products sold (exclusive of
         depreciation,depletion, and amortization) ...........              193,360               136,275
   Operating expenses (exclusive of
         depreciation,depletion, and amortization) ...........               19,019                15,546
   Selling, general and administrative expenses
         (exclusive of depreciation,depletion, and
         amortization) .......................................                3,801                 3,486
   Depreciation, depletion and amortization ..................                5,315                 4,637
   Exploration expenses, including dry holes .................                  144                   449
                                                                 ------------------    ------------------
        TOTAL OPERATING COSTS AND EXPENSES ...................              221,639               160,393
   Loss on sale of assets ....................................                 (240)                   --
                                                                 ------------------    ------------------
INCOME FROM OPERATIONS .......................................                6,759                 6,253

OTHER INCOME (EXPENSE)
   Equity in earnings of joint ventures ......................                  805                   963
   Interest income ...........................................                   69                   182
   Interest expense ..........................................                 (327)                 (426)
                                                                 ------------------    ------------------
                                                                                547                   719
                                                                 ------------------    ------------------
INCOME BEFORE INCOME TAXES ...................................                7,306                 6,972

Income tax provision
   Current ...................................................                1,966                 1,692
   Deferred ..................................................                  705                   850
                                                                 ------------------    ------------------
                                                                              2,671                 2,542
                                                                 ------------------    ------------------
NET INCOME ...................................................   $            4,635    $            4,430
                                                                 ==================    ==================


NET INCOME PER COMMON SHARE - BASIC ..........................   $             0.30    $             0.28
                                                                 ==================    ==================

NET INCOME PER COMMON SHARE - DILUTED ........................   $             0.29    $             0.28
                                                                 ==================    ==================

CASH DIVIDENDS DECLARED PER COMMON SHARE .....................   $             0.11    $             0.11
                                                                 ==================    ==================

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .....................................................               15,503                15,587
   Diluted ...................................................               16,050                15,933


See accompanying notes.

                                HOLLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited



                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       --------------------------------
                                                                            2003             2002
                                                                       --------------    --------------
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ......................................................   $       47,134    $       14,919
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization ....................           26,029            21,497
       Deferred income taxes .......................................           10,288             4,084
       Dry hole costs and leasehold impairment .....................               --               289
       Equity in earnings of joint ventures ........................           (1,853)           (4,362)
       Gain on sale of assets ......................................          (15,814)               --
       (Increase) decrease in current assets
         Accounts receivable .......................................          (14,959)          (35,007)
         Inventories ...............................................            4,071             2,177
         Income taxes receivable ...................................              647              (332)
         Prepayments and other .....................................            3,916            (3,341)
       Increase (decrease) in current liabilities
         Accounts payable ..........................................            6,514            37,861
         Accrued liabilities .......................................           11,849            (3,002)
         Income taxes payable ......................................            7,522              (468)
       Turnaround expenditures .....................................           (5,079)               --
       Other, net ..................................................           (4,014)              (19)
                                                                       --------------    --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ..................           76,251            34,296

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties, plants and equipment ...................          (52,579)          (31,178)
   Refinery and retail stations acquisitions .......................          (55,837)               --
   Investments and advances to joint ventures ......................           (3,328)           (3,250)
   Purchase of additional interest in joint venture ................          (28,653)               --
   Distributions from joint ventures ...............................            4,918            10,500
   Proceeds from the sale of partial interest in joint venture .....               --               460
   Proceeds from sale of retail stations ...........................            8,462                --
   Proceeds from the sale of pipeline assets .......................           24,000                --
                                                                       --------------    --------------
        NET CASH USED FOR INVESTING ACTIVITIES .....................         (103,017)          (23,468)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in borrowings, net under revolving credit agreement ....           15,000                --
   Debt issuance costs .............................................             (185)             (625)
   Issuance of common stock upon exercise of options ...............              481             1,340
   Purchase of treasury stock ......................................             (894)           (2,500)
   Cash dividends ..................................................           (3,409)           (3,272)
                                                                       --------------    --------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES .......           10,993            (5,057)

CASH AND CASH EQUIVALENTS
   INCREASE (DECREASE) FOR THE PERIOD ..............................          (15,773)            5,771
   Beginning of year ...............................................           24,266            56,633
                                                                       --------------    --------------
   END OF PERIOD ...................................................   $        8,493    $       62,404
                                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
        Interest ...................................................   $        1,282    $        1,818
        Income taxes ...............................................   $       10,907    $       12,216

See accompanying notes

                                HOLLY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    Unaudited



                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                               -------------------------------   --------------------------------
                                                                    2003             2002            2003               2002
                                                               --------------   --------------   --------------    --------------
                                                                                         (In thousands)
NET INCOME .................................................   $       17,550   $        3,160   $       47,134    $       14,919
Other comprehensive income (loss)
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments .......               --               --             (155)              (41)
      Reclassification adjustment into net income ..........               --               --              108             1,501
                                                               --------------   --------------   --------------    --------------
   Total income (loss) on cash flow hedges .................               --               --              (47)            1,460
                                                               --------------   --------------   --------------    --------------
   Other comprehensive income (loss) before income taxes ...               --               --              (47)            1,460
   Income tax expense (benefit) ............................               --               --              (18)              570
                                                               --------------   --------------   --------------    --------------
Other comprehensive income (loss)  .........................               --               --              (29)              890
                                                               --------------   --------------   --------------    --------------
TOTAL COMPREHENSIVE INCOME .................................   $       17,550   $        3,160   $       47,105    $       15,809
                                                               ==============   ==============   ==============    ==============

See accompanying notes



                                                                     TWO MONTHS ENDED
                                                                        JUNE 30,
                                                             -------------------------------
                                                                  2003             2002
                                                             --------------   --------------
                                                                      (In thousands)
NET INCOME ...............................................   $        4,635   $        4,430
Other comprehensive income
   Derivative instruments qualifying as cash flow
    hedging instruments
      Change in fair value of derivative instruments .....               --               --
      Reclassification adjustment into net income ........               --              134
                                                             --------------   --------------
   Total income on cash flow hedges ......................               --              134
                                                             --------------   --------------
  Other comprehensive income before income taxes .........               --              134
   Income tax expense ....................................               --               52
                                                             --------------   --------------
Other comprehensive income ...............................               --               82
                                                             --------------   --------------
TOTAL COMPREHENSIVE INCOME ...............................   $        4,635   $        4,512
                                                             ==============   ==============


See accompanying notes

                                HOLLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Presentation of Financial Statements

        On July 30, 2003, Holly Corporation (the "Company"), by action of the Executive Committee of the Board of Directors, determined to change its fiscal year from a July 31 fiscal year-end to a December 31 fiscal year-end. As required by Rule 13a-10 under the Securities Exchange Act of 1934, the Company filed a report on Form 10-Q on September 12, 2003, covering the transition period from August 1, 2002 through December 31, 2002, which was subsequently amended on a Form 10-Q/A filed by the Company on November 4, 2003. As a result of the Company's change in its fiscal year-end, the last quarterly report filed on Form 10-Q was for the three months and nine months ended April 30, 2003 and 2002. This current Form 10-Q for the three months and nine months ended September 30, 2003 and 2002 includes the results of operations and comprehensive income for the two months ended June 30, 2003 and 2002.

        In the opinion of the Company, the accompanying consolidated financial statements, which have not been audited by independent accountants, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2003, the consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2003 and 2002, the two months ended June 30, 2003 and 2002, and consolidated cash flows for the nine months ended September 30, 2003 and 2002.

        Certain notes and other information have been condensed or omitted; therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A, as amended, for the fiscal year ended July 31, 2002. Certain reclassifications have been made to prior reported amounts to conform to current classifications.

        References herein to the "Company" are for convenience of presentation and may include obligations, commitments or contingencies that pertain solely to one or more affiliates of the Company. Results of operations for the first nine months of 2003 are not necessarily indicative of the results to be expected for the full year.

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

                                HOLLY CORPORATION


No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on the Company's financial condition, results of operations, or cash flows.

       In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial condition, results of operations, or cash flows.

       In June 2002, FASB issued SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of liabilities. This differs from EITF 94-3 which stated that liabilities for exit costs were to be recognized as of the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the standard on January 1, 2003, and there was no material effect on its financial condition, results of operations, or cash flows.

       In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure," an amendment of SFAS No. 123. This statement provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148's amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 is effective for fiscal years ending after December 15, 2002. See Note D to the Consolidated Financial Statements for effect of this standard on the Company's financial condition, results of operations, or cash flows.

       In January 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The Company adopted the standard on January 1, 2003 and there was no material effect on its financial condition, results of operations, or cash flows.

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity and if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is

                                HOLLY CORPORATION


unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim period beginning after June 15, 2003. The Company is not the primary beneficiary of any variable interest entities, and accordingly, the adoption of FIN 46 by the Company on July 1, 2003 had no material effect on the Company's financial condition, results of operations, or cash flows.

       In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will result in a more complete depiction of an entity's liabilities and equity and will thereby assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the standard on July 1, 2003, and there was no material effect on its financial condition, results of operations, or cash flows.

       The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment," which would require major maintenance activities to be expensed as costs are incurred. As of September 30, 2003, the Company had approximately $7.8 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. The current monthly amortization is $799,000. If this proposed Statement of Position had been adopted in its current form, as of September 30, 2003, the Company would have been required to expense $7.8 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.


Note C - Earnings Per Share

        Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. In the nine months ended September 30, 2002, options to purchase 50,000 shares of common stock were not included in computing diluted income per share because their effects were antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

                                HOLLY CORPORATION



                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                             ---------------------------   ---------------------------
                                                                 2003           2002          2003           2002
                                                             ------------   ------------   ------------   ------------
                                                                         (In thousands, except per share data)
Net income ...............................................   $     17,550   $      3,160   $     47,134   $     14,919

Average number of shares of common stock outstanding .....         15,506         15,555         15,503         15,573
Effect of dilutive stock options .........................            523            357            509            381
                                                             ------------   ------------   ------------   ------------
Average number of shares of common stock
        outstanding assuming dilution ....................         16,029         15,912         16,012         15,954
                                                             ============   ============   ============   ============


Income per share - basic .................................   $       1.13   $       0.20   $       3.04   $       0.96
                                                             ============   ============   ============   ============
Income per share - diluted ...............................   $       1.09   $       0.20   $       2.94   $       0.94
                                                             ============   ============   ============   ============



                                                                        TWO MONTHS ENDED
                                                                            JUNE 30,
                                                             ---------------------------------------
                                                                    2003                 2002
                                                             ------------------   ------------------
                                                              (In thousands, except per share data)
Net income ...............................................   $            4,635   $            4,430

Average number of shares of common stock outstanding .....               15,503               15,587
Effect of dilutive stock options .........................                  547                  346
                                                             ------------------   ------------------
Average number of shares of common stock
        outstanding assuming dilution ....................               16,050               15,933
                                                             ==================   ==================


Income per share - basic .................................   $             0.30   $             0.28
                                                             ==================   ==================

Income per share - diluted ...............................   $             0.29   $             0.28
                                                             ==================   ==================



Note D - Stock-based Compensation

         The Company has compensation plans under which certain officers and employees have been granted stock options. All the options have been granted at prices equal to the market value of the shares at the time of the grant and normally expire on the tenth anniversary of the grant date. The Company's stock-based compensation is measured in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

         The following table represents the effect on net income and earnings per share as if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation.

                                HOLLY CORPORATION


                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -------------------------------   -------------------------------
                                                                      2003            2002              2003              2002
                                                                 --------------   --------------   --------------   --------------
                                                                                  (In thousands, except share data)
     Net income, as reported .................................   $       17,550   $        3,160   $       47,134   $       14,919
     Deduct: Total stock-based employee compensation
       expense determined under the fair value
       method for all awards, net of related tax effects .....              113              113              339              339
                                                                 --------------   --------------   --------------   --------------
     Pro forma net income ....................................   $       17,437   $        3,047   $       46,795   $       14,580
                                                                 ==============   ==============   ==============   ==============
     Net income per share - basic
       As reported ...........................................   $         1.13   $         0.20   $         3.04   $         0.96
       Pro forma .............................................   $         1.12   $         0.20   $         3.02   $         0.94
     Net income per share - diluted
       As reported ...........................................   $         1.09   $         0.20   $         2.94   $         0.94
       Pro forma .............................................   $         1.09   $         0.19   $         2.92   $         0.91


                                                                              Two Months Ended
                                                                                 June 30,
                                                                   ---------------------------------------
                                                                         2003                 2002
                                                                   ------------------   ------------------
                                                                      (In thousands, except share data)
     Net income, as reported ...................................   $            4,635   $            4,430
     Deduct: Total stock-based employee compensation
       expense determined under the fair value
       method for all awards, net of related tax effects .......                   75                   75
                                                                   ------------------   ------------------
     Pro forma net income ......................................   $            4,560   $            4,355
                                                                   ==================   ==================
     Net income per share - basic
       As reported .............................................   $             0.30   $             0.28
       Pro forma ...............................................   $             0.29   $             0.28
     Net income per share - diluted
       As reported .............................................   $             0.29   $             0.28
       Pro forma ...............................................   $             0.28   $             0.27



Note E - Investments in Joint Ventures

         The Company currently has a 49% interest in NK Asphalt Partners, a joint venture that manufactures and markets asphalt products from various terminals in Arizona and New Mexico. The Company accounts for this investment using the equity method. All asphalt produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement. Sales to the joint venture during the three months ended September 30, 2003 and 2002 were $10.7 million and $7.5 million, respectively. Sales to the joint venture during the nine months ended September 30, 2003 and 2002 were $23.8 million and $18.3 million, respectively.

                                HOLLY CORPORATION

Summary financial results for NK Asphalt Partners Joint Venture (unaudited):



                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                         -------------------------------   -------------------------------
                                             2003              2002             2003             2002
                                         --------------   --------------   --------------   --------------
                                                  (In thousands)                      (In thousands)
      Sales (net) ....................   $       28,466   $       26,147   $       66,083   $       59,381
                                         ==============   ==============   ==============   ==============

      Gross Profit ...................   $        5,351   $        6,063   $       11,945   $       16,106
                                         ==============   ==============   ==============   ==============

      Income from operations .........   $        2,194   $        3,662   $        3,033   $        8,386
                                         ==============   ==============   ==============   ==============

      Net income before taxes ........   $        1,777   $        3,196   $        1,725   $        7,184
                                         ==============   ==============   ==============   ==============


                                                         Two Months Ended
                                                            June 30,
                                               -------------------------------
                                                    2003             2002
                                               --------------   --------------
                                                        (In thousands)
      Sales (net) ..........................   $       20,340   $       16,056
                                               ==============   ==============

      Gross Profit .........................   $        4,181   $        3,941
                                               ==============   ==============

      Income from operations ...............   $        2,044   $        1,950
                                               ==============   ==============

      Net income before taxes ..............   $        1,744   $        1,680
                                               ==============   ==============


                  The Company currently has a 70% interest in Rio Grande Pipeline Company ("Rio Grande"), a pipeline joint venture that transports liquid petroleum gases to Mexico. On June 30, 2003, the Company, through a wholly-owned indirect subsidiary, purchased Juarez Pipeline Company's 45% interest in Rio Grande Pipeline Company, adding to the 25% interest that the Company's subsidiary already owned. The purchase price was $27.5 million plus $1.1 million for certain purchase price adjustments. Juarez Pipeline Company is a wholly-owned indirect subsidiary of The Williams Companies, Inc. The Rio Grande Pipeline Company, a partnership that is presently owned 70% by the Company and 30% by BP, serves Northern Mexico by transporting liquid petroleum gases ("LPGs") from a point near Odessa, Texas to Pemex Gas ("Pemex") at a point near El Paso, Texas. Pemex then transports the LPGs to its Mendez Terminal near Juarez, Mexico.

                                HOLLY CORPORATION


Summary financial results for Rio Grande Pipeline Company Joint Venture (unaudited):


                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                     -------------------------------   -------------------------------
                                          2003             2002            2003              2002
                                     --------------   --------------   --------------   --------------
                                             (In thousands)                      (In thousands)
Sales (net) ......................   $        3,105   $        3,091   $        9,695   $       10,140
                                     ==============   ==============   ==============   ==============

Income from operations ...........   $        1,088   $        1,262   $        3,335   $        5,641
                                     ==============   ==============   ==============   ==============

Net income before taxes ..........   $        1,092   $        1,266   $        3,248   $        5,657
                                     ==============   ==============   ==============   ==============



                                       TWO MONTHS ENDED
                                          JUNE 30,
                                 ---------------------------
                                     2003            2002
                                 ------------   ------------
                                        (In thousands)
Sales (net) ..................   $      2,119   $      1,686
                                 ============   ============

Income from operations .......   $      1,146   $        787
                                 ============   ============

Net income before taxes ......   $      1,150   $        794
                                 ============   ============



Note F - Debt

         In May 2003, the Company amended its Revolving Credit Agreement with a group of banks led by Canadian Imperial Bank of Commerce and increased the commitment from $75 million to $100 million. The Company now has access to $100 million of commitments that can be used for revolving credit loans and letters of credit. Previously the Company had access to $75 million of commitments, of which only $37.5 million could be used for revolving credit loans. The Company used borrowings under its credit agreement to help finance the purchase of the Woods Cross Refinery and the purchase of an additional 45% interest in the Rio Grande Pipeline joint venture. The maximum amount borrowed under the Credit Agreement during the first nine months of 2003 was $50 million. At September 30, 2003, the Company had letters of credit outstanding under the facility of $12.6 million and had $15 million of borrowings outstanding.

Note G - Environmental

         The Company expenses environmental costs if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. Consistent with our accounting policy, the Company recorded $3.9 million for environmental remediation and cleanup

                                HOLLY CORPORATION


obligations during the nine months ended September 30, 2003, which are included in Accrued liabilities on the Consolidated Balance Sheet. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Note H - Stockholders' Equity

         On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. During the nine months ended September 30, 2003, the Company repurchased 43,000 shares at a cost of approximately $894,000 or an average of $20.79 per share. From inception of the plan through October 31, 2003, the Company has repurchased 272,400 shares at a cost of approximately $4.7 million. No stock repurchases have been made since February 7, 2003.

Note I - Derivative Instruments and Hedging Activities

        In 2001, the Company entered into commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas from May 2001 through May 2002. These transactions were designated as cash flow hedges of forecasted purchases. During the nine months ended September 30, 2002, the Company marked the value of the outstanding hedges to fair value in accordance with SFAS No. 133 and included $1.5 million of income in comprehensive income. Gains (losses) on the natural gas hedges were reclassified from comprehensive income to operating expenses through May 2002 when the forecasted transactions impacted earnings.

        The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges was to help protect the Company from the risk that the refined product margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. In March 2003, as the forecasted transactions occurred, the Company reclassified $108,000 of actual losses from comprehensive income to cost of sales. The ineffective portion of the hedges resulted in a $32,000 gain that was also included in cost of sales. During the nine months ended September 30, 2002, the Company also entered into commodity derivative contracts to help protect refined product margins (which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization) that while an economic hedge, did not qualify for hedge accounting treatment. The Company realized a gain of $302,000 which was included in cost of sales. As of September 30, 2003, there were no hedges outstanding.

                                HOLLY CORPORATION


Note J - Segment Information

        The Company has two major business segments: Refining and Pipeline Transportation. The Refining segment involves the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes the Company's Navajo Refinery, Montana Refinery and the recently acquired Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in the southwestern region and the central and northern Rocky Mountain regions of the United States, and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes the equity earnings from the Company's 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. Prior to March 2003, the Company's Pipeline Transportation segment included approximately 1,000 miles of pipeline assets in Texas and New Mexico. In March 2003, the Company sold the 400 mile Iatan crude oil gathering system located in West Texas to Plains Marketing L.P. Revenues of the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. In June 2003, the Spokane terminal was acquired and added to the transportation segment. Pipeline Transportation segment revenues do not include any amount relating to pipeline transportation services provided for the Company's refining operations. The Pipeline Transportation segment also includes the equity earnings from the Company's 70% interest in Rio Grande Pipeline Company (see Note E to the Consolidated Financial Statements), which provides petroleum products transportation. Operations of the Company that are not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses, interest charges, recently sold retail assets acquired in connection with the purchase of the Woods Cross Refinery, a small-scale oil and gas exploration and production program, and a small equity investment in retail gasoline stations and convenience stores.

        The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K/A, as amended, for the year ended July 31, 2002. The Company's reportable segments are strategic business units that offer different products and services.

                                HOLLY CORPORATION



                                                                                  TOTAL FOR
                                                                PIPELINE          REPORTABLE      CORPORATE        CONSOLIDATED
                                                REFINING      TRANSPORTATION       SEGMENTS        & OTHER             TOTAL
                                             --------------   --------------   --------------   --------------    --------------
                                                                               (In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2003
  Sales and other revenues ...............   $      404,167   $        3,535   $      407,702   $        4,450    $      412,152
  Income (loss) from operations ..........   $       32,400   $        2,375   $       34,775   $       (7,412)   $       27,363
  Income (loss) before income taxes ......   $       33,467   $        3,216   $       36,683   $       (8,029)   $       28,654

THREE MONTHS ENDED SEPTEMBER 30, 2002
  Sales and other revenues ...............   $      261,250   $        4,902   $      266,152   $          315    $      266,467
  Income (loss) from operations ..........   $        3,515   $        2,873   $        6,388   $       (3,491)   $        2,897
  Income (loss) before income taxes ......   $        4,918   $        3,229   $        8,147   $       (3,857)   $        4,290

NINE MONTHS ENDED SEPTEMBER 30, 2003
  Sales and other revenues ...............   $    1,030,821   $       11,153   $    1,041,974   $        8,377    $    1,050,351
  Income (loss) from operations ..........   $       50,459   $       23,734   $       74,193   $      (13,992)   $       60,201
  Income (loss) before income taxes ......   $       66,074   $       25,114   $       91,188   $      (14,711)   $       76,477

NINE MONTHS ENDED SEPTEMBER 30, 2002
  Sales and other revenues ...............   $      688,581   $       14,043   $      702,624   $          948    $      703,572
  Income (loss) from operations ..........   $       19,662   $        8,378   $       28,040   $       (8,296)   $       19,744
  Income (loss) before income taxes ......   $       22,747   $        9,502   $       32,249   $       (9,331)   $       22,918




                                                                                   TOTAL FOR
                                                                   PIPELINE        REPORTABLE        CORPORATE       CONSOLIDATED
                                                  REFINING      TRANSPORTATION      SEGMENTS         & OTHER            TOTAL
                                               --------------   --------------   --------------   --------------    --------------
                                                                                 (In thousands)
TWO MONTHS ENDED JUNE 30, 2003
  Sales and other revenues .................   $      223,516   $        2,121   $      225,637   $        3,001    $      228,638
  Income (loss) from operations ............   $        6,143   $        2,416   $        8,799   $       (1,800)   $        6,999
  Income (loss) before income taxes ........   $        6,671   $        2,464   $        9,375   $       (2,069)   $        7,306

TWO MONTHS ENDED JUNE 30, 2002
  Sales and other revenues .................   $      163,188   $        3,369   $      166,557   $           89    $      166,646
  Income (loss) from operations ............   $        5,729   $        2,054   $        7,783   $       (1,530)   $        6,253
  Income (loss) before income taxes ........   $        6,435   $        2,243   $        8,678   $       (1,706)   $        6,972



Note K - Contingencies

         In November 2002, the Company settled by agreement litigation brought in August 1998 by Longhorn Partners Pipeline, L.P. ("Longhorn Partners") against the Company in a state court in El Paso, Texas and litigation brought in August 2002 by the Company against Longhorn Partners and related parties in a state court in Carlsbad, New Mexico. Under the settlement agreement, which was developed in voluntary mediation, in November 2002, the Company paid $25 million to Longhorn Partners as a prepayment for the transportation of 7,000 barrels per day of refined products from the Gulf Coast to El Paso for a period of up to 6 years from the date of the Longhorn Pipeline's start-up. Longhorn Partners has also issued to the Company an unsecured $25 million promissory note, subordinated to certain other indebtedness, that would become payable with interest in the event that the Longhorn Pipeline does not begin operations by July 1, 2004, or to the extent Longhorn Partners is unable to provide the Company the full amount of the agreed transportation services. In the unaudited consolidated balance sheet at September 30, 2003, the $25 million settlement is reflected in Assets as "Other assets - Prepaid transportation."

                                HOLLY CORPORATION


         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona, including issues related to payments made by the Company for shipments of petroleum products from El Paso, Texas to Tucson and Phoenix, Arizona principally for the period from 1993 through July 2000. In January 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. In April 2003, the Company received $15.2 million from Kinder Morgan as payment for the reparations initially ordered by FERC and such amount was included as reparations payment received in net income in April 2003. In June 2003, the FERC issued a further order requiring an adjustment in the computations which has resulted in an additional payment to the Company of approximately $104,000, which was included in net income for the quarter ended September 30, 2003. The final FERC decision on this matter is subject to judicial review by the Court of Appeals for the District of Columbia Circuit, which on November 12 heard oral argument on the case. In the event SFPP prevails in whole or in part in this judicial review, the reparations actually owed may be less than the $15.3 million received by the Company with respect to this matter, and in that event part or all of the amounts received by the Company would have to be refunded. At the date of this report, it is not possible to predict the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit.

Note L - Sale of Pipeline Assets

        On March 3, 2003, the Company sold its Iatan crude oil gathering pipeline system located in West Texas to Plains Marketing L.P. for a purchase price of $24 million in cash. In connection with the transaction, the Company and Plains entered into a six and one-half year agreement which commits the Company to transport any crude oil purchased by the Company in the relevant area on the Iatan system at an agreed-upon tariff. The sale resulted in a pre-tax gain for the Company of approximately $16.2 million.

                                HOLLY CORPORATION


Note M - Proposed Merger of Company and Frontier Oil Corporation and Related
         Litigation

        On March 31, 2003, Frontier Oil Corporation ("Frontier") and the Company announced an agreement (the "Frontier Merger Agreement") pursuant to which the two companies would be combined. The combined company would be called Frontier Oil Corporation and would be headquartered in Houston, Texas. Terms of the Frontier Merger Agreement provided for the Company's stockholders to receive one share of Frontier common stock for each share of Holly common stock, plus an aggregate cash payment of $172.5 million or approximately $11.13 per common share based on the current number of outstanding Holly shares. The Company has approximately 15.5 million common shares outstanding, and Frontier has approximately 26.1 million common shares outstanding. The Company's stockholders would also retain a non-transferable interest in potential future recoveries in litigation related to past sales of jet fuel to the United States government. The transaction was expected to be non-taxable to the shareholders of both companies, except for the cash consideration and contingent value rights to be received by Holly stockholders. The Frontier Merger Agreement contained reciprocal provisions for the payment of $15 million termination fees, plus up to $1 million of expenses, under certain circumstances. A registration statement on Form S-4 relating to the merger was initially filed with the Securities and Exchange Commission on May 13, 2003 by Front Range Himalaya Corporation, and later amended on June 27, 2003 and August 7, 2003.

        On August 20, 2003, Frontier filed a lawsuit in the Delaware Court of Chancery seeking declaratory relief and damages based on allegations that the Company repudiated its obligations under the Frontier Merger Agreement. On August 21, 2003, the Company formally notified Frontier of the Company's position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constitute a breach of Frontier's representations and warranties in the Frontier Merger Agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. Under the Frontier Merger Agreement, if a breach occurs and is not timely cured, the Company is not obligated to close the merger and has the right to terminate the Frontier Merger Agreement. On September 2, 2003, the Company filed in the Delaware Court of Chancery its Answer and Counterclaims seeking declaratory judgments that the Company did not repudiate the Frontier Merger Agreement, that Frontier has repudiated the Frontier Merger Agreement, that Frontier has breached certain representations made by Frontier in the Frontier Merger Agreement, that the Company's obligations under the Frontier Merger Agreement were and are excused and that the Company may terminate the Frontier Merger Agreement without liability, and seeking damages in an unspecified amount as well as costs and attorneys' fees. To the date of this report, the Company's Board of Directors has not taken action under the provisions of the Frontier Merger Agreement relating to the Company's rights to terminate the Frontier Merger Agreement or to change the Board's recommendation with respect thereto. Trial with respect to Frontier's Complaint and the Company's Answer and Counterclaims is currently scheduled to begin on December 8, 2003. The Company believes that the claims made by Frontier in the litigation are wholly without merit and that the Company's counterclaims are well founded.

                                HOLLY CORPORATION

Note N - Refinery and Retail Assets Acquisition

          Effective June 1, 2003, the Company acquired from ConocoPhillips the Woods Cross Refinery, located near Salt Lake City, Utah, and related assets, including a refined products terminal in Spokane, WA, and a 50% ownership interest in refined products terminals in Boise and Burley, Idaho. The assets were purchased for cash in an amount equal to $25 million less $4.2 million for certain assumed pension obligations plus $35 million for crude oil, refined product and other inventories. The Woods Cross Refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase also included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming (which were sold by the Company in August
2003), and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana.


Note O - Sale of Woods Cross Retail Assets

        In August 2003, the Company sold its retail assets located in Utah and Wyoming for $7 million less the Company's prorated share of property taxes and certain transaction expenses of approximately $300,000 plus $1.8 million for inventories. The sale resulted in a pre-tax loss for the Company of approximately $393,000. The asset package included twenty-five operating retail sites and three closed properties that the Company acquired from ConocoPhillips on June 1, 2003 in the acquisition of the Woods Cross Refinery. The Company will continue to supply the stations with fuel from its Woods Cross Refinery.

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

RESULTS OF OPERATIONS
FINANCIAL DATA (UNAUDITED)


                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 ----------------------------    ----------------------------
                                                                     2003            2002            2003             2002
                                                                 ------------    ------------    ------------    ------------
                                                                            (In thousands, except per share data)
     Sales and other revenues ................................   $    412,152    $    266,467    $  1,050,351    $    703,572

     Operating costs and expenses
        Cost of products sold (exclusive of
              depreciation,depletion, and amortization) ......        327,719         224,158         863,305         572,474
        Operating expenses (exclusive of
              depreciation,depletion, and amortization) ......         37,390          25,381          93,672          72,155
        Selling, general and administrative expenses
              (exclusive of depreciation,depletion, and
              amortization) ..................................         10,023           6,094          22,335          16,654
        Depreciation, depletion and amortization .............          9,104           7,706          26,029          21,497
        Exploration expenses, including dry holes ............            160             231             623           1,048
                                                                 ------------    ------------    ------------    ------------
             Total operating costs and expenses ..............        384,396         263,570       1,005,964         683,828
                                                                 ------------    ------------    ------------    ------------
     Gain (loss) on sale of assets ...........................           (393)             --          15,814              --
                                                                 ------------    ------------    ------------    ------------
     Income from operations ..................................         27,363           2,897          60,201          19,744

     Other income (expense)
        Equity in earnings of joint ventures .................          1,860           1,797           1,853           4,362
        Interest expense, net ................................           (673)           (404)           (907)         (1,188)
        Reparations payment received .........................            104              --          15,330              --
                                                                 ------------    ------------    ------------    ------------
                                                                        1,291           1,393          16,276           3,174
                                                                 ------------    ------------    ------------    ------------
     Income before income taxes ..............................         28,654           4,290          76,477          22,918
     Income tax provision ....................................         11,104           1,130          29,343           7,999
                                                                 ------------    ------------    ------------    ------------
     Net income ..............................................   $     17,550    $      3,160    $     47,134    $     14,919
                                                                 ============    ============    ============    ============


     Net income per common share - basic .....................   $       1.13    $       0.20    $       3.04    $       0.96

     Net income per common share - diluted ...................   $       1.09    $       0.20    $       2.94    $       0.94

     Average number of common shares outstanding:
       Basic .................................................         15,506          15,555          15,503          15,573
       Diluted ...............................................         16,029          15,912          16,012          15,954

                                HOLLY CORPORATION


BALANCE SHEET DATA (UNAUDITED)


                                                                   SEPTEMBER 30,    DECEMBER 31,      JULY 31,
                                                                       2003             2002           2002
                                                                   ------------     ------------    ------------
                                                                          (In thousands, except ratio data)
Cash and cash equivalents ......................................   $      8,493     $     24,266    $     71,630
Working capital ................................................   $     (7,930)    $     13,523    $     59,873
Total assets ...................................................   $    614,666     $    514,680    $    502,306
Total debt, including current maturities and borrowing under
    the revolving credit agreement .............................   $     40,714           25,714          34,285
Stockholders' equity ...........................................   $    271,148     $    229,572    $    228,556
Total debt to capitalization ratio(1) ..........................           13.1%            10.1%           13.0%


      (1) The total debt to capitalization ratio is calculated by dividing total debt including current maturities and borrowings under the revolving credit agreement, by the sum of total debt including current maturities and borrowings under the revolving credit agreement, and stockholders' equity.


OTHER FINANCIAL DATA (UNAUDITED)


                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                         -------------------------------     -------------------------------
                                              2003             2002               2003              2002
                                         --------------    --------------    --------------    --------------
                                                 (In thousands)                       (In thousands)
Sales and other revenues(1)
   Refining ..........................   $      404,167    $      261,250    $    1,030,821    $      688,581
   Pipeline Transportation ...........            3,535             4,902            11,153            14,043
   Corporate and Other ...............            4,450               315             8,377               948
                                         --------------    --------------    --------------    --------------
   Consolidated ......................   $      412,152    $      266,467    $    1,050,351    $      703,572
                                         ==============    ==============    ==============    ==============

Income (loss) from operations(1)
   Refining ..........................   $       32,400    $        3,515    $       50,459    $       19,662
   Pipeline Transportation ...........            2,375             2,873            23,734             8,378
   Corporate and Other ...............           (7,412)           (3,491)          (13,992)           (8,296)
                                         --------------    --------------    --------------    --------------
   Consolidated ......................   $       27,363    $        2,897    $       60,201    $       19,744
                                         ==============    ==============    ==============    ==============

                                HOLLY CORPORATION


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                             --------------------------------
                                                                  2003              2002
                                                             --------------    --------------
                                                                       (In thousands)
Net cash provided by operating activities ................   $       76,251    $       34,296
Net cash used for investing activities ...................   $     (103,017)   $      (23,468)
Net cash provided by (used for) financing activities .....   $       10,993    $       (5,057)
EBITDA(2) ................................................   $      103,413    $       45,603


Net Income ...............................................   $       47,134    $       14,919
   Add provision for income tax ..........................           29,343             7,999
   Add interest expense ..................................            1,292             1,934
   Subtract interest income ..............................             (385)             (746)
   Add depreciation and amortization .....................           26,029            21,497
                                                             --------------    --------------
EBITDA(2) ................................................   $      103,413    $       45,603
                                                             ==============    ==============



(1) The Refining segment includes the Company's principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the Navajo Refinery), the recently acquired Woods Cross Refinery near Salt Lake City, Utah, and the Company's refinery near Great Falls, Montana. Included in the Refining Segment are costs relating to pipelines and terminals that operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Pipeline Transportation segment includes approximately 600 miles (approximately 1,000 miles prior to the sale of pipelines as described in Note L to the Consolidated Financial Statements) of the Company's pipeline assets in Texas and New Mexico. Revenues of the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations.

(2) Earnings before interest, taxes, depreciation and amortization - EBITDA is calculated as net income plus (i) interest expense, (ii) less interest income,
(iii) plus income tax provision, and (iv) plus depreciation, depletion and amortization. EBITDA is not a calculation based upon generally accepted accounting principles; however, the amounts included in the EBITDA calculation are derived from amounts included in the consolidated financial statements of Holly. EBITDA should not be considered as an alternative to net income or operating income, as an indication of operating performance of Holly or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor's understanding of Holly's ability to satisfy principal and interest obligations with respect to Holly's indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by Holly management for internal analysis and as a basis for financial covenants. EBITDA is reconciled to net income in the second table above.

                                HOLLY CORPORATION


REFINING SEGMENT OPERATING DATA (Unaudited)



                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------------------------   -------------------------------
                                                                   2003             2002           2003             2002
                                                             --------------   --------------   --------------   --------------
 Crude charge (BPD) (1) ..................................           93,160           61,320           76,850           63,140

 Sales of all refined products (BPD) (2) .................          110,564           82,284           95,221           79,301
 Average sales price per sales barrel ....................   $        39.71   $        34.45   $        39.63   $        31.77

 Sales of produced refined products (BPD) ................          100,892           69,153           84,232           70,429
 Average sales price per produced barrel sold ............   $        39.51   $        34.00   $        39.14   $        31.36

 Sales of purchased refined products (BPD)  ..............            9,672           13,131           10,989            8,872
 Average sales price per purchased barrel sold ...........   $        41.79   $        36.83   $        43.39   $        34.99

 Reconciliation of Sales and other revenues in Consolidated Financial Statements (Also Note J to Consolidated Financial Statements):

 Sales of all refined products (BPD) .....................          110,564           82,284           95,221           79,301
 Average sales price per sales barrel ....................   $        39.71   $        34.45   $        39.63   $        31.77
 Refinery segment sales & other revenues .................   $      404,167   $      261,250   $    1,030,821   $      688,581
 Pipeline transportation segment sales & other revenues...            3,535   $        4,902   $       11,153   $       14,043
 Corporate and other sales and other revenues ............   $        4,450   $          315   $        8,377   $          948
                                                             --------------   --------------   --------------   --------------
 Consolidated sales and other revenues ...................   $      412,152   $      266,467   $    1,050,351   $      703,572
                                                             ==============   ==============   ==============   ==============


 Sales of produced refined products
   Gasolines .............................................           54.4 %           53.6 %           56.2 %           56.7 %
   Diesel fuels ..........................................           23.6 %           21.9 %           22.9 %           21.2 %
   Jet fuels .............................................            7.6 %           10.4 %            8.0 %           10.5 %
   Asphalt ...............................................            9.9 %           10.7 %            8.7 %            8.0 %
   LPG and other .........................................            4.5 %            3.4 %            4.2 %            3.6 %
                                                             --------------   --------------   --------------   --------------
        Total ............................................          100.0 %          100.0 %          100.0 %          100.0 %
                                                             ==============   ==============   ==============   ==============




(1) Crude charge represents the barrels per day of crude oil processed through the crude units at the Company's refineries. The Company acquired the Woods Cross Refinery on June 1, 2003. For the quarter ended September 30, 2003, the crude charge represents the barrels per day of crude charged for all three refineries. For the nine months ended September 30, 2003, the crude charge represents the barrels per day charged with four months for the Woods Cross Refinery included.

(2) In addition to revenues from sales of refined products, the refining segment includes other miscellaneous revenues amounting to $241,000, $459,000, $626,000, and $787,000, respectively.



RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Summary

         Net income for the three months ended September 30, 2003 was $17.6 million ($1.13 per basic share and $1.09 per diluted share) compared to net income of $3.2 million ($.20 per basic and diluted share) for the three months ended September 30, 2002. For the nine months ended September 30, 2003, net income was $47.1 million ($3.04 per basic share and $2.94 per diluted share) compared to $14.9 million ($.96 per basic share and $.94 per diluted share) for the nine months ended September 30, 2002.

                                HOLLY CORPORATION


         Net income before taxes for the third quarter ended September 30, 2003 increased by $24.4 million as compared to the prior year's third quarter primarily due to approximately $42.0 million in improved refined product margins (which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization), offset by $17.3 million of higher operating, depreciation and administrative costs.

         Net income before taxes for the nine months ended September 30, 2003 increased by $53.6 million compared to the nine months ended September 30, 2002 due to the $15.3 million reparation payment received as discussed in Note K to the Consolidated Financial Statements, the $16.2 million gain on the sale of pipeline assets as discussed in Note L to the Consolidated Financial Statements, and approximately $56.3 million in higher refined product margins, offset by $31.7 million of higher operating, depreciation and administrative costs.


Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

        For the third quarter of 2003, the Company's net income was $17.6 million compared to net income of $3.2 million in the third quarter of 2002. The $24.4 million net increase in income before taxes for the quarter ended September 30, 2003 as compared to the prior year's third quarter was due to approximately $42.0 million in improved refined product margins offset by $17.3 million of higher operating, depreciation and administrative costs.

        Revenues from the sale of refined products and other revenues increased to $412.2 million in the third quarter of 2003 from $266.5 million in the third quarter of 2002 due principally to the operations of the recently acquired Woods Cross Refinery, and, to a lesser degree, to higher refined product sales prices and higher refined product volumes sold. For the quarter ended September 30, 2003, refined product sales volumes increased and refined product margins increased compared to the prior year's third quarter.

        Cost of products sold for the third quarter of 2003 as compared to the same quarter of 2002 increased by $103.6 million to $327.7 million primarily reflecting the operations of the recently acquired Woods Cross Refinery, and to a lesser degree, higher costs of crude oil.

        Operating expenses increased $12.0 million to $37.4 million in the third quarter of 2003 from $25.4 million in the third quarter of 2002 primarily due to the operations of the recently acquired Woods Cross Refinery, and to a lesser degree, higher utility costs, higher environmental costs and increased compensation expense.

        Selling, general and administrative expenses increased $3.9 million to $10.0 million in the third quarter of 2003 from $6.1 million in the third quarter of 2002 primarily due to the operations of the recently acquired Woods Cross Refinery, and to a lesser degree, increases in compensation expense. Also, in September the company expensed $2.1 million of costs previously deferred in connection with the proposed merger with Frontier Oil Corporation.

        Depreciation, depletion and amortization expenses increased $1.4 million to $9.1 million for the three months ended September 30, 2003 from $7.7 million for the three months ended September 30, 2002 due to higher depreciation expense in connection with recent capital projects at the Navajo Refinery and the Woods Cross Refinery acquisition.

                                HOLLY CORPORATION


Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

        Net income for the nine months ended September 30, 2003 was $47.1 million compared to $14.9 million for the nine months ended September 30, 2002. The $53.6 million net increase in income before taxes for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was due to the $15.3 million reparation payment received as discussed in Note K to the Consolidated Financial Statements, the $16.2 million gain on sale of pipeline assets as discussed in Note L to the Consolidated Financial Statements, and $56.3 million of higher refined product margins, offset by $31.7 million of higher operating, depreciation and administrative costs.

         Revenues from the sale of refined products and other revenues increased to $1.050 billion in the first nine months of 2003 from $703.6 million in the first nine months of 2002 due principally to the operations of the recently acquired Woods Cross Refinery, and, to a lesser degree, to higher refined product sales prices. Total product sales volumes and refined product margins for the nine months ended September 30, 2003 increased from the levels for the nine months ended September 30, 2002.

        Cost of sales for the nine months ended September 30, 2003 increased to $863.3 million from $572.5 million for the nine months ended September 30, 2002. The $290.8 million increase was primarily due to the operations of the recently acquired Woods Cross Refinery, and, to a lesser degree, to higher costs of crude oil, and higher production volumes.

        Operating expenses increased $21.5 million to $93.7 million in the first nine months of 2003 from $72.2 million in the first nine months of 2002 primarily due to the operations of the recently acquired Woods Cross Refinery, and, to a lesser degree, to higher utility costs, higher environmental costs, increased insurance costs and increased compensation expense.

        Selling, general and administrative expenses increased $5.6 million to $22.3 million in the first nine months of 2003 from $16.7 million in the first nine months of 2002 primarily due to the operations of the recently acquired Woods Cross Refinery, and to a lesser degree, increases in corporate development costs associated with the consideration of various strategic alternatives and increases in compensation expense offset by decreases in costs associated with legal proceedings. Also, in September the company expensed $2.1 million of costs previously deferred in connection with the proposed merger with Frontier Oil Corporation.

        Depreciation, depletion and amortization expenses increased $4.5 million to $26.0 million for the nine months ended September 30, 2003 from $21.5 million for the nine months ended September 30, 2002, due to the recent acquisition of the Woods Cross Refinery and to a higher depreciation expense in connection with recent capital projects.

        Equity in earnings of joint ventures declined substantially to $1.9 million for the nine months ended September 30, 2003, from $4.4 million in income for the nine months ended September 30, 2002. The $2.5 million decline resulted primarily from lower earnings at the asphalt joint ventures offset by higher earnings at the Rio Grande joint venture, primarily because of the Company's increased ownership percentage.

                                HOLLY CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $15.8 million during the nine months ended September 30, 2003. The reduction in cash was due to $52.6 million in capital expenditures, principally for the Navajo Refinery's gas oil hydrotreater and refinery expansion projects, $55.8 million expended to acquire the Woods Cross Refinery, retail assets and inventories, and $28.7 expended for the purchase of an additional 45% interest in the Rio Grande joint venture, offset by cash inflows from operating activities of $76.3 million, $15 million in net borrowings under the company's credit agreement, $24 million of proceeds from the sale of pipeline assets, and $8.5 million in proceeds from the sale of retail assets. Cash flows provided by operating activities included receipt of $15.3 million of reparation payments from Kinder Morgan.

          On October 30, 2001, the Company announced plans to repurchase up to $20 million of the Company's common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. During the nine months ended September 30, 2003, the Company repurchased 43,000 shares at a cost of approximately $894,000 or an average of $20.79 per share. From inception of the plan through October 31, 2003, the Company has repurchased 272,400 shares at a cost of approximately $4.7 million. No stock repurchases have been made since February 7, 2003.

            In December 2001, an agreement was reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality with respect to a global settlement of issues concerning the application of air quality requirements to past and future operations of the Company's refineries. The Consent Decree implementing this agreement requires investments by the Company currently expected to total between $15 million and $17 million over a period expected to end in 2009, of which approximately $7 million has been expended to date, for the installation of certain state of the art pollution control equipment at the Company's New Mexico and Montana refineries.

            In May 2003, the Company amended its Revolving Credit Agreement with a group of banks led by Canadian Imperial Bank of Commerce and increased the commitment from $75 million to $100 million. The Company now has access to $100 million of commitments that can be used for revolving credit loans and letters of credit. Previously the Company had access to $75 million of commitments of which only $37.5 million could be used for revolving credit loans. At September 30, 2003 the Company had letters of credit outstanding under the facility of $12.6 million and had $15 million borrowings outstanding.

        On June 1, 2003, the Company acquired from ConocoPhillips the Woods Cross Refinery, located near Salt Lake City, Utah, and related assets, including a refined products terminal in Spokane, WA, and a 50% ownership interest in refined product terminals in Boise and Burley, Idaho. The assets were purchased for cash in an amount equal to $25 million less $4.2 million for certain assumed pension obligations plus $35 million for crude oil, refined product and other inventories.

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

        The Company believes its internally generated cash flow together with its Credit Agreement should provide adequate resources to fund planned capital projects, scheduled repayments of the Senior Notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and the Company's current liquidity needs.

Cash Flows from Operating Activities

        Cash flows provided by operating activities for the first nine months of 2003 were $76.3 million. For the comparable nine month period of 2002, cash provided by operating activities was $34.3 million. The $42.0 million increase in cash provided by operating activities for the first nine months of 2003 as compared to the first nine months of 2002 was primarily due to an increase in operating income, principally resulting from higher refined product margins, gain on the sale of assets of $16.2 million, and $15.3 million of reparation payments received as discussed in Note K to the Consolidated Financial Statements. In the first nine months of 2003, changes in working capital items provided $19.6 million as compared to the first nine months of 2002 when changes in working capital used $2.1 million.

Cash Flows from Financing Activities

        Cash flows provided by financing activities were $11.0 million for the nine months ended September 30, 2003, as compared to $5.1 million used in the same period of the prior year. During the first nine months of 2003, the Company incurred net borrowing under its credit facility of $15 million, incurred $185,000 in debt issuance costs in connection with increasing the size of its credit facility, spent $894,000 to repurchase 43,000 shares of common stock, paid $3.4 million in dividends and received $481,000 upon the exercise of options to acquire 31,200 shares of common stock. During the first nine months of 2002, the Company spent $2.5 million to repurchase 153,400 shares of its common stock, paid $3.3 million in dividends and received $1.3 million upon the exercise of options to acquire 99,800 shares of common stock.

Cash Flows Used for Investing Activities and Capital Projects

        Cash flows used for investing activities were $103.0 million for the nine months ended September 30, 2003, as compared to $23.5 million for the same period of 2002. Cash expenditures for property, plant and equipment for the first nine months of the current and prior years were $52.6 million and $31.2 million respectively. Most of the increase is due to the Navajo Refinery's gas oil hydrotreater and expansion projects. Also in the nine months ended September 30, 2003, the Company spent $55.8 million to acquire the Woods Cross Refinery, retail assets and inventories, $28.7 million for the purchase of an additional 45% interest in the Rio Grande joint venture and $3.3 million for investments in the asphalt joint venture. The Company's net cash flow used for investing activities was reduced during the first nine months of 2003 by a $4.9 million distribution to the Company from the asphalt joint venture, by $24 million in proceeds from the sale of a crude oil gathering pipeline system located in West Texas

                                HOLLY CORPORATION


as discussed in Note L to the Consolidated Financial Statements and by $8.5 million in proceeds from the sale of retail assets as discussed in Note O to the Consolidated Financial Statements. During the first nine months of 2002, the Company's net cash flow used by investing activities was reduced by a $2 million distribution to the Company from the Rio Grande Pipeline joint venture, an $8.5 million distribution to the Company from the asphalt joint venture and by $460,000 in proceeds for the sale of a 1% interest in the asphalt joint venture, offset by $3.3 million in investments in the asphalt joint venture.

        In November 1997, the Company purchased a hydrotreater unit for $5.1 million from a closed refinery. This purchase gave the Company the ability to reconstruct the unit at the Navajo Refinery at an estimated savings of approximately $20.0 million as compared to the purchase cost of a new unit. From November 1997 through October 2003, in addition to the purchase of the hydrotreater unit, the Company spent approximately $60.4 million on relocation, engineering, equipment fabrication, and construction related to the hydrotreater and expansion projects. The construction of the hydrotreator project was completed in July 2003 and the Company expects that the expansion project will be completed in December 2003. The remaining costs to complete the expansion project are estimated to be approximately $14.2 million. The hydrotreater will enhance higher value light product yields and expand the Company's ability to produce additional quantities of gasolines meeting the present California Air Resources Board ("CARB") standards, which have been adopted in the Company's Phoenix market for winter months beginning in late 2000, and to meet the recently adopted EPA nationwide low-sulfur gasoline requirements scheduled to begin in 2004. In 2001 the Company completed the construction of a new additional sulfur recovery unit, which is currently utilized to enhance high-sulfur crude processing capabilities and will provide sufficient capacity to recover the additional extracted sulfur that will result from operation of the hydrotreater.

        Contemporaneous with the hydrotreater project, the Navajo Refinery is making necessary modifications to several of the Artesia processing units for the first phase of Navajo's expansion, which will increase crude oil refining capacity from 60,000 BPD to approximately 75,000 BPD. The first phase of the expansion is expected to be completed in December 2003. Additional air emission permits have been obtained to implement needed modifications at Navajo's Lovington, New Mexico refining facility, which is operated in conjunction with the Artesia facility. It is envisioned that these necessary modifications to the Lovington facility will also be completed in December 2003. The permits received by Navajo to date for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of Navajo's crude oil capacity from an estimated 75,000 BPD to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined. The Company's estimate of the total cost of the hydrotreater project and the first phase expansion project, not including the $5.1 million original purchase price for the hydrotreater unit, has increased to approximately $74.6 million from the Company's original estimate of approximately $56 million due to the increased costs and scope of certain refinery infrastructure upgrades, added refining capacity and sulfur recovery capabilities, and increased actual costs of previously estimated portions of the projects.

                                HOLLY CORPORATION


         Effective June 1, 2003, the Company acquired from ConocoPhillips the Woods Cross Refinery located near Salt Lake City, Utah and related assets. The assets were purchased for $25 million less $4.2 million for certain assumed pension obligations plus $35 million for crude oil, refined product and other inventories. The Woods Cross Refinery has a crude oil capacity of 25,000 barrels per day and has operated at close to capacity over the last three years. The purchase also included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming, and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The retail service stations were subsequently sold by the Company in August 2003 for $7 million less the Company's prorated share of property taxes and certain transaction expenses of approximately $300,000 plus $1.8 million for the value of the inventories.

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


                                                                        PAYMENTS DUE BY PERIOD
                                                          ---------------------------------------------------
                                                          LESS THAN
CONTRACTUAL OBLIGATIONS                         TOTAL       1 YEAR     2-3 YEARS    4-5 YEARS    OVER 5 YEARS
                                             ----------   ----------   ----------   ----------   ------------
                                                                     (In thousands)
Long-term debt (stated maturities)  ......   $   25,714   $    8,571   $   17,143   $       --   $         --
Operating leases .........................   $   23,291   $    6,091   $   11,976   $    4,937   $        287


        In July 2000, Navajo Western Asphalt Company ("Navajo Western"), a wholly-owned subsidiary of the Company, and a subsidiary of Koch Materials Company ("Koch") formed a joint venture, NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name "Koch Asphalt Solutions - Southwest." Navajo Western contributed all of its assets to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt and manufacturing assets to NK Asphalt Partners. All asphalt produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement. The Company is required to make additional contributions to the joint venture of up

                                HOLLY CORPORATION


to $3,250,000 for each of the next seven years contingent on the earnings level of the joint venture. In the event that Holly fails to make the required contributions, Holly may lose its voting rights during such default and the other partner could cause the partnership to bring a proceeding to collect the unpaid contributions plus interest at the prime rate plus 2%.

        As part of the Consent Decree filed December 2001 implementing an agreement reached among the Company, the Environmental Protection Agency, the New Mexico Environment Department, and the Montana Department of Environmental Quality, the Company is required to make investments at the Company's New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment currently expected to total between $15 million and $17 million over a period expected to end in 2009, of which approximately $7 million has been expended.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         This discussion should be read in conjunction with the discussion under the heading "Additional Factors That May Affect Future Results" included in Item 7 of the Company's Annual Report on Form 10-K/A, as amended, for the fiscal year ended July 31, 2002.

         The proposed Longhorn Pipeline, which is owned by Longhorn Partners Pipeline, L.P. ("Longhorn Partners"), is an additional potential source of pipeline transportation from Gulf Coast refineries to El Paso. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. Although most construction has been completed, the Longhorn Pipeline will not begin operations until the completion of certain agreed improvements and pre-start-up steps. Published reports indicate that construction in preparation for start-up of the Longhorn Pipeline continued until late July 2002, when the construction activities were halted before completion of the project. The latest public statements from Longhorn Partners indicate that Longhorn Partners is seeking additional financing to complete the project and that no specific date for commencement of operations is currently set. The proposed operation of the Longhorn Pipeline is also the subject of a pending appeal in the United States Court of Appeals for the Fifth Circuit of a decision by the federal district court in Austin, Texas that allows the Longhorn Pipeline to begin operations when agreed improvements have been completed. This appeal seeks a ruling that would reverse the federal district court's decision and require a full environmental impact study before the Longhorn Pipeline is allowed to operate.

         If the Longhorn Pipeline operates as currently proposed, lower requirements for capital investment permitted by the direct route could allow Longhorn Partners to give its shippers a cost advantage through lower tariffs that could, at least for a period, result in significant downward pressure on wholesale refined products prices and refined products margins (which the Company defines as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization) in El Paso and related markets. However, any effects on the Company's markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the next few years because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although the Company's results of operations might be adversely impacted and some current suppliers in the market might not compete in such a climate, the Company's analyses indicate that, because of location, recent capital improvements, and enhancements to operational

                                HOLLY CORPORATION


efficiency, the Company's position in El Paso and markets served from El Paso could withstand a period of lower prices and refined product margins that might result from operation of the Longhorn Pipeline as currently proposed.

         As a result of the Company's settlement in November 2002 of litigation with Longhorn Partners on November 26, 2002 the Company prepaid $25,000,000 to Longhorn Partners for the shipment of 7,000 BPD of refined products from the Gulf Coast to El Paso in a period of up to 6 years from the date the Longhorn Pipeline begins operations if such operations begin by July 1, 2004. Under the agreement, the prepayment would cover shipments of 7,000 BPD by the Company for approximately 4 1/2 years assuming there were no curtailments of service once operations began. The Company plans to make use of the prepaid transportation services to ship purchased refined products on the Longhorn Pipeline to meet obligations of the Company to deliver refined products to customers in El Paso. These transportation services are expected to be of benefit to the Company because the Company believes that most or all of such refined products shipped by the Company on the Longhorn Pipeline would take the place of products that would otherwise have been purchased by the Company from other suppliers.

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

         In August 2003, the Defense Energy Support Center ("DESC"), a part of the United States Department of Defense, awarded contracts to the Company for sales of military jet fuel for the period October 1, 2003 through September 30, 2004. The Company's total contract award, which is subject to adjustment based on actual needs of the DESC for military jet fuel, was approximately 85 million gallons as compared to the total award for the 2002-2003 contract year of approximately 130 million gallons. Because of the pendency of the proposed merger with Frontier Oil Corporation at the time of the bidding for these contracts, the Company was no longer eligible for favorable small refiner status in the bidding process. In consequence of the Company's ineligibility for small refiner status in this bidding process, the Company's final bid prices were less and the volumes for which the Company was the successful bidder were smaller than in the case of military jet fuel contracts in prior years, when the Company was eligible for small refiner status. The Company estimates that the result of its ineligibility for small refiner status in the 2003-2004 contract year will be a reduction in net income of approximately $1 to $2 million for the twelve months ending September 30, 2004.

Proposed Merger of Company and Frontier Oil Corporation and Related Litigation

         On March 31, 2003, Frontier Oil Corporation ("Frontier") and the Company announced an agreement (the "Frontier Merger Agreement") pursuant to which the two companies would be combined. The combined company would be called Frontier Oil Corporation and would be headquartered in Houston, Texas. Terms of the Frontier Merger Agreement provided for the Company's stockholders to receive one share of Frontier common stock for each share of Holly common stock, plus an aggregate cash payment of $172.5 million or approximately $11.13 per

                                HOLLY CORPORATION


common share based on the current number of outstanding Holly shares. The Company has approximately 15.5 million common shares outstanding, and Frontier has approximately 26.2 million common shares outstanding. The Company's stockholders would also retain a non-transferable interest in potential future recoveries in litigation related to past sales of jet fuel to the United States government. The transaction was expected to be non-taxable to the shareholders of both companies, except for the cash consideration and contingent value rights to be received by Holly stockholders. The Frontier Merger Agreement contained reciprocal provisions for the payment of $15 million in termination fees, plus up to $1 million of expenses, under certain circumstances. A registration statement on Form S-4 relating to the merger was initially filed with the Securities and Exchange Commission on May 13, 2003 by Front Range Himalaya Corporation, and later amended on June 27, 2003 and August 7, 2003.

         On August 20, 2003, Frontier filed a lawsuit in the Delaware Court of Chancery seeking declaratory relief and damages based on allegations that the Company repudiated its obligations under the Frontier Merger Agreement. On August 21, 2003, the Company formally notified Frontier of the Company's position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constitute a breach of Frontier's representations and warranties in the Frontier Merger Agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. Under the Frontier Merger Agreement, if a breach occurs and is not timely cured, the Company is not obligated to close the merger and has the right to terminate the Frontier Merger Agreement. On September 2, 2003, the Company filed in the Delaware Court of Chancery its Answer and Counterclaims seeking declaratory judgments that the Company did not repudiate the Frontier Merger Agreement, that Frontier has repudiated the Frontier Merger Agreement, that Frontier has breached certain representations made by Frontier in the Frontier Merger Agreement, that the Company's obligations under the Frontier Merger Agreement were and are excused and that the Company may terminate the Frontier Merger Agreement without liability, and seeking damages in an unspecified amount as well as costs and attorneys' fees. To the date of this report, the Company's Board of Directors has not taken action under the provisions of the Frontier Merger Agreement relating to the Company's rights to terminate the Frontier Merger Agreement or to change the Board's recommendation with respect thereto. Trial with respect to Frontier's Complaint and the Company's Answer and Counterclaims is currently scheduled to begin on December 8, 2003. The Company believes that the claims made by Frontier in the litigation are wholly without merit and that the Company's counterclaims are well founded.

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

        The Company's profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on the Company's earnings, financial condition

                                HOLLY CORPORATION


and cash flows. At times, the Company utilizes petroleum commodity futures contracts to minimize a portion of its exposure to price fluctuations associated with crude oil and refined products. In December 2002, the Company entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges was to help protect the Company from the risk that the refined product margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, the Company entered into gasoline and crude oil futures transactions. Gains and losses reported in other comprehensive income were reclassified into income when the forecasted transactions affected income. As of September 30, 2003, there were no hedges outstanding.

        At September 30, 2003, the Company had outstanding unsecured debt of $25.7 million and had $15 million of borrowings outstanding under its Credit Agreement. The Company does not have significant exposure to changing interest rates on its unsecured debt because the interest rates are fixed, the average maturity is less than two years and such debt represents approximately 13.1% of the Company's total capitalization. As the interest rates on the Company's bank borrowings are reset frequently based on either the bank's daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. The Company used borrowings under its credit agreement to help finance the purchase of Wood Cross Refinery and the purchase of an additional 45% interest in the Rio Grande joint venture. The maximum borrowing under the credit agreement during the first nine months of 2003 was $50 million. Additionally, the Company invests any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A one percent change in the market interest rate over the next year would not materially impact the Company's earnings or cash flow since the interest rates on the Company's long-term debt are fixed and the Company's borrowings under the Credit Agreement, if any, and cash investments are at short-term market rates and such interest has historically not been significant as compared to the total operations of the Company. A one percent change in the market interest rate over the next year would not materially impact the Company's financial condition since the average maturity of the Company's long-term debt is less than two years, such debt represents approximately 13.1% of the Company's total capitalization, and the Company's borrowings under the Credit Agreement and cash investments are at short-term market rates.

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

       In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company adopted the standard effective August 1, 2002 and there was no material effect on its financial condition, results of operations, or cash flows.

       In June 2002, FASB issued SFAS No. 146 "Accounting for Certain Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of liabilities. This differs from EITF 94-3 which stated that liabilities for exit costs were to be recognized as of the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the standard on January 1, 2003, and there was no material effect on its financial condition, results of operations, or cash flows.

       In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure," an amendment of SFAS No. 123. This statement provides alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148's amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 is effective for fiscal years ending after December 15, 2002. See Note D to the Consolidated Financial Statements for the effect of this standard on the Company's financial condition, results of operations, or cash flows.

                                HOLLY CORPORATION


In January 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The Company adopted the standard on January 1, 2003 and there was no material effect on its financial condition, results of operations, or cash flows.

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity and if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim period beginning after June 15, 2003. The Company is not the primary beneficiary of any variable interest entities, and accordingly, the adoption of FIN 46 by the Company on July 1, 2003 had no material effect on the Company's financial condition, results of operations, or cash flows.

       In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will result in a more complete depiction of an entity's liabilities and equity and will thereby assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the standard on July 1, 2003 and there was no material effect on its financial condition, results of operations, or cash flows.

       The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment," which would require major maintenance activities to be expensed as costs are incurred. As of September 30, 2003, the Company had approximately $7.8 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. The current monthly amortization is $799,000. If this proposed Statement of Position had been adopted in its current form, as of September 30, 2003, the Company would have been required to expense, as of September 30, 2003, $7.8 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

                                HOLLY CORPORATION

Item 3.  Quantitative and Qualitative
         Disclosures About Market Risk

        See "Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."



Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

          The Company's principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal control over financial reporting.

          During the period covered by this quarterly report on Form 10-Q, there was no change in the Company's internal control over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures required by Exchange Act Rule 13a-15(b) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                HOLLY CORPORATION

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On August 20, 2003, Frontier Oil Corporation ("Frontier") filed a lawsuit in the Delaware Court of Chancery seeking declaratory relief and damages based on allegations that the Company repudiated its obligations under an agreement (the "Frontier Merger Agreement") announced in late March 2003 under which Frontier and the Company would be combined. On August 21, 2003, the Company formally notified Frontier of the Company's position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constitute a breach of Frontier's representations and warranties in the Frontier Merger Agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. Under the Frontier Merger Agreement, if a breach occurs and is not timely cured, the Company is not obligated to close the merger and has the right to terminate the Frontier Merger Agreement. On September 2, 2003, the Company filed in the Delaware Court of Chancery its Answer and Counterclaims seeking declaratory judgments that the Company did not repudiate the Frontier Merger Agreement, that Frontier has repudiated the Frontier Merger Agreement, that Frontier has breached certain representations made by Frontier in the Frontier Merger Agreement, that the Company's obligations under the Frontier Merger Agreement were and are excused and that the Company may terminate the Frontier Merger Agreement without liability, and seeking damages in an unspecified amount as well as costs and attorneys' fees. To the date of this report, the Company's Board of Directors has not taken action under the provisions of the Frontier Merger Agreement relating to the Company's rights to terminate the Frontier Merger Agreement or to change the Board's recommendation with respect thereto. Trial with respect to Frontier's Complaint and the Company's Answer and Counterclaims is currently scheduled to begin on December 8, 2003. The Company believes that the claims made by Frontier in the litigation are wholly without merit and that the Company's counterclaims are well founded. The status of this matter as of September 12, 2003, the original filing date of the Company's transition period report on Form 10-Q for the period August 1 to December 31, 2002, is set forth in the Company's report on Form 10-Q/A for the period August 1 to December 31, 2002.

         In the Company's pending lawsuit in the United States Court of Federal Claims against the Department of Defense relating to claims totaling approximately $298 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999, the judge before whom the case is pending issued in late October 2003 a ruling that denied the Government's motion for partial summary judgment on all issues raised and granted the Company's motion for partial summary judgment on most of the issues raised by the Company. The ruling on the motions for summary judgment in the Company's case does not constitute a final ruling for the Company as to the Company's claims but instead the judge's ruling is expected to be followed by substantial discovery proceedings and then a trial on factual issues. Additionally, in late October and early November, two other judges of the United States Court of Federal Claims certified issues for interlocutory appeal to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals") in cases relating to jet fuel sales of two other refining companies. The rulings by the United States Court of Federal Claims judges in these two cases were favorable to the position of the refining company in one case and favorable to the position of the Government in the other case. The Court of Appeals has not yet ruled as to whether it will agree to hear the proposed appeals at this stage in the proceedings. If the Court of Appeals agrees to hear appeals on the certified issues in these related cases, rulings on the certified issues could substantially affect the Company's claims. It is not possible at the date of this report to predict the outcome of further

                                HOLLY CORPORATION


proceedings in the Company's case or the impact on the Company's case of any decisions by the Court of Appeals in related cases, nor is it possible to predict what amount, if any, will ultimately be payable to the Company with respect to the Company's lawsuit. The status of this matter as of the original filing dates of prior reports for periods after July 31, 2002 is described in the Company's reports on Form 10-Q/A, as amended, for the fiscal quarters ended October 31, 2002, January 31, 2003 and April 30, 2003 and on Form 10-Q/A for the transition period August 1 to December 31, 2002.

         In September 2002, the Federal Energy Regulatory Commission ("FERC") issued an order in proceedings brought by the Company and other parties against Kinder Morgan's SFPP, L.P. ("SFPP") relating to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. The Company is one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The September 2002 order resolved most remaining issues relating to SFPP's tariffs on the pipelines to points in Arizona, including issues related to payments made by the Company for shipments of petroleum products from El Paso, Texas to Tucson and Phoenix, Arizona principally for the period from 1993 through July 2000. In January 2003, the FERC issued an order accepting most of the computations prepared by SFPP pursuant to the September 2002 order and requiring a change in one item. In April 2003, the Company received $15.2 million from Kinder Morgan as payment for the reparations initially ordered by FERC and such amount was included as reparations payment received in net income in April 2003. In June 2003, the FERC issued a further order requiring an adjustment in the computations which has resulted in an additional payment to the Company of approximately $104,000, which was included in net income for the quarter ended September 30, 2003. The final FERC decision on this matter is subject to judicial review by the Court of Appeals for the District of Columbia Circuit, which on November 12, 2003 heard oral argument on this case. In the event SFPP prevails in whole or in part in this judicial review, the reparations actually owed may be less than the $15.3 million received by the Company with respect to this matter, and in that event part or all of the amounts received by the Company would have to be refunded. At the date of this report, it is not possible to predict the result of judicial review proceedings on this matter in the Court of Appeals for the District of Columbia Circuit. The status of this matter as of the original filing dates of prior reports for periods after July 31, 2002 is described in the Company's reports on Form 10-Q/A, as amended, for the fiscal quarters ended October 31, 2002, January 31, 2003 and April 30, 2003 and on Form 10-Q/A for the transition period August 1 to December 31, 2002.

         In October 2002, the Company filed a motion to intervene and protest with the FERC with respect to a September 2002 petition for declaratory order filed by SFPP. SFPP's filing concerns its proposal to expand the capacity of its common carrier pipelines running from El Paso to Tucson and Phoenix by approximately 54,000 BPD. The Company's protest asked the FERC to rule that the costs of the proposed expansion should be reflected only in pipeline transportation rates for use of the proposed additional capacity rather than in rates for use of both the proposed additional capacity and the current capacity of these pipelines. In January 2003, the FERC issued an order that, along with addressing other issues, did not accept the Company's position. In March 2003, the Company filed with the FERC a request for rehearing on this matter. In July 2003, the FERC issued an Order on Rehearing that denied the Company's request for rehearing. The Company expects to take no further action with respect to SFPP's September 2002 petition for declaratory order. The status of this matter as of the original filing dates of prior reports for periods after July 31, 2002 is described in the Company's reports on Form 10-Q/A, as amended, for the fiscal quarters ended October 31, 2002, January 31, 2003 and April 30, 2003 and on Form 10-Q/A for the transition period August 1 to December 31, 2002.

                                HOLLY CORPORATION


         In August 2003, the United States Environmental Protection Agency ("EPA") asserted that the Company is liable for monetary penalties totaling approximately $240,000 under the Consent Decree approved and entered by the United States District Court for the District of New Mexico in March 2002 to implement a settlement of issues concerning the application of federal and state air quality requirements to past and future operations of the Company's refineries. The proposed monetary penalties relate to a number of flaring incidents at the Artesia, New Mexico refinery after March 2002 reported to the EPA by the Company. The Company believes that most of the incidents should not be subject to penalties under the terms of the Consent Decree. The Company has been in discussions with the EPA, which are not yet concluded, with respect to the interpretation and application of the terms of the Consent Decree to the flaring incidents and as to the amount of penalties that would be appropriate. The status of this matter as of September 12, 2003, the original filing date of the Company's transition period report on Form 10-Q for the period August 1 to December 31, 2002, is set forth in the Company's report on Form 10-Q/A for the period August 1 to December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.2.1    By-laws of Holly Corporation dated March 9, 2001

                  3.2.2 Amendment to By-laws of Holly Corporation dated September 30, 2003

                  31.1     Certification of Chief Executive Officer.

                  31.2     Certification of Chief Financial Officer

                  32.1 Certification of Chief Executive Pursuant to 18 U.S.C. Section 1350

                  32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K:

                  On May 13, 2003, a Current Report on Form 8-K dated May 12, 2003 was filed under Item 5 Other Events and under Item 7 (c) Financial Statements and Exhibits concerning the Amendment to the Merger Agreement dated May 12, 2003 amending the Agreement and Plan of Merger dated March 30, 2003 among the Company, Frontier Oil Corporation ("Frontier"), Front Range Himalaya Corporation, Front Range Merger Corporation and Himalaya Merger Corporation The Merger Agreement was previously filed on the Company's current report on Form 8-K filed on April 2, 2003. Exhibits included were the Amendment to the Merger Agreement dated May 12, 2003 and the Contingent Value Rights Agreement dated May 12, 2003.

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

                  On June 2, 2003, a Current Report on Form 8-K was filed under
                  Item 5 Other Events and under Item 7 (c) Financial Statements and Exhibits concerning the Company's announcement that it had acquired from ConocoPhillips the Woods Cross refinery, located near Salt Lake City, Utah, and related assets and that it had amended its Credit and Reimbursement Agreement with a group of banks headed by the Canadian Imperial Bank of Commerce, and increased the commitment level thereunder. Exhibits included the Company's press release issued June 2, 2003.

                  On June 4, 2003, a Current Report on Form 8-K dated June 1, 2003 was filed under Item 2 Acquisition or Disposition of Assets and under Item 7 Financial Statements and Exhibits concerning the acquisition of assets from ConocoPhillips of its Woods Cross refinery located near Salt Lake City, Utah. Exhibits included the Asset Purchase and Sale Agreement, dated December 20, 2002, between the Company and ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, as amended, for the quarterly period ended

                                HOLLY CORPORATION


                  January 31, 2003) and Amendment No. 7, dated as of May 15, 2003, to Amended and Restated Credit and Reimbursement Agreement, dated April 14, 2000, as amended, among the Company, certain of its subsidiaries, CIBC and other lenders.


                  On June 12, 2003, a Current Report on Form 8-K was filed under
                  Item 7 (c) Financial Statements and Exhibits and Item 9 Regulation FD Disclosure, concerning the Company's earnings release for the three months and nine months ended April 30, 2003

                  On June 30, 2003, a Current Report on Form 8-K was filed under
                  Item 5 Other Events and Item 7 (c) Financial Statements and Exhibits concerning the Company's purchase of an additional 45% share of Rio Grande Pipeline Company.

                  On July 30, 2003, a Current Report on Form 8-K was filed under
                  Item 8 Change in Fiscal Year concerning the Company's change from a July 31 fiscal year-end to a December 31 fiscal year-end.

                  On August 21, 2003, a Current Report on Form 8-K was filed under Item 5 Other Events and Item 7 (c) Financial Statements and Exhibits concerning the filing by Frontier of a lawsuit against the Company.

                  On August 22, 2003, a Current Report on Form 8-K was filed under Item 5 Other Events and Item 7 (c) Financial Statements and Exhibits concerning the Company's delivery of a notice of material adverse effect to Frontier in connection with pending merger of the Company and Frontier.

                  On August 26, 2003, a Current Report on Form 8-K was filed under Item 5 Other Events and Item 7 (c) Financial Statement and Exhibits concerning the Company's sale of Utah and Wyoming retail assets.

                  On September 2, 2003, a Current Report on Form 8-K was filed under Item 5 Other Events and Item 7 (c) Financial Statements and Exhibits concerning the Company's filing of an answer and counterclaims against Frontier in litigation brought against the Company by Frontier.

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

                                             HOLLY CORPORATION
                                       ----------------------------------------
                                       (Registrant)



Date:  November 13, 2003               By  s/ Kathryn H. Walker
                                          -------------------------------------
                                          Kathryn H. Walker
                                          Vice President, Accounting
                                          (Principal Accounting Officer)


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