Form 10-Q
period 2004-03-31
HOLLY CORP
filed 2004-05-07
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-3876

HOLLY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1056913

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

100 Crescent Court, Suite 1600
Dallas, Texas	75201-6927

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 871-3555

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

15,752,678 shares of Common Stock, par value $.01 per share, were outstanding on April 23, 2004.

HOLLY CORPORATION
INDEX

PART I

FORWARD-LOOKING STATEMENTS

References throughout this document to Holly Corporation include Holly Corporation and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Additional Factors that May Affect Future Results” (including “Risk Management”) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I and those in Item 1 “Legal Proceedings” in Part II, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	effects of governmental regulations and policies;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out construction projects;

•	the outcome of litigation with Frontier Oil Corporation;

•	the proposed public offering of limited partnership interests in Holly Energy Partners, L.P.;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions;

•	other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. This summary discussion should be read in conjunction with the discussion under the heading “Additional Factors That May Affect Future Results” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Liquidity and Capital Resources” and “Additional Factors That May Affect Future Results.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     “Sour crude oil” means crude oil containing appreciable quantities of hydrogen sulfide or other sulfur compounds, while “sweet crude oil” would contain low quantities.

     “Vacuum distillation” means the process of distilling vapor from liquids, usually by heating, and condensing below atmospheric pressure the vapor back to liquid in order to purify, fractionate or form the desired products.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLY CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)

		March 31,	December 31,
		2004	2003
		(In thousands, except per share data)
	ASSETS
	Current assets:
	Cash and cash equivalents	$22,262	$11,690
Accounts receivable:	Product	94,286	68,662
	Crude oil sales	111,417	115,671

		205,703	184,333
Inventories:	Crude oil and refined products	74,418	100,649
	Materials and supplies	11,563	11,698

		85,981	112,347
	Income taxes receivable	916	7,806
	Prepayments and other	19,502	20,230

	Total current assets	334,364	336,406
	Properties, plant and equipment, at cost	549,830	535,915
	Less accumulated depreciation, depletion and amortization	(238,901)	(231,671)

		310,929	304,244
	Investments in and advances to joint ventures	10,329	13,850
Other assets:	Prepaid transportation	25,000	25,000
	Other, net	23,309	29,392

		48,309	54,392

	Total assets	$703,931	$708,892

	LIABILITIES AND STOCKHOLDERS’ EQUITY
	Current liabilities:
	Accounts payable	$273,852	$277,897
	Accrued liabilities	27,693	28,199
	Credit agreement borrowings	35,000	50,000
	Current maturities of long-term debt	8,571	8,571

	Total current liabilities	345,116	364,667
	Deferred income taxes	50,225	50,331
	Long-term debt, less current maturities	8,571	8,571
	Other long-term liabilities	2,649	2,239
	Commitments and contingencies	—	—
	Minority interest in joint venture	14,114	14,475
	Stockholders’ equity:
	Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
	Common stock, $.01 par value – 20,000,000 shares authorized; 17,115,746 and 16,885,896 shares issued as of March 31, 2004 and December 31, 2003, respectively	171	169
	Additional capital	18,914	15,818
	Retained earnings	276,909	264,991
	Accumulated other comprehensive income (loss)	(239)	130
	Common stock held in treasury, at cost – 1,371,868 shares as of March 31, 2004 and December 31, 2003	(12,499)	(12,499)

	Total stockholders’ equity	283,256	268,609

	Total liabilities and stockholders’ equity	$703,931	$708,892

See accompanying notes.

HOLLY CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Sales and other revenue	$463,057	$314,912
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	374,895	266,095
Operating expenses (exclusive of depreciation depletion and amortization)	38,672	27,169
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization)	14,377	5,553
Depreciation, depletion and amortization	9,924	8,983
Exploration expenses, including dry holes	123	248

Total operating costs and expenses	437,991	308,048

Gain on sale of assets	—	16,207

Income from operations	25,066	23,071
Other income (expense):
Equity in earnings (loss) of joint ventures	(655)	(983)
Minority interest in income of joint ventures	(689)	—
Interest income	77	150
Interest expense	(955)	(189)

	(2,222)	(1,022)

Income before income taxes	22,844	22,049
Income tax provision:
Current	7,951	3,184
Deferred	931	5,339

	8,882	8,523

Net income	$13,962	$13,526

Net income per common share – basic	$0.89	$0.87

Net income per common share – diluted	$0.87	$0.85

Cash dividends declared per common share	$0.13	$0.11

Average number of common shares outstanding:
Basic	15,606	15,500
Diluted	16,090	15,948

See accompanying notes.

HOLLY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$13,962	$13,526
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	9,924	8,983
Deferred income taxes	931	5,339
Minority interest in income of joint venture	689	—
Equity in earnings (loss) of joint ventures	655	983
Gain on sale of assets	—	(16,207)
(Increase) decrease in current assets:
Accounts receivable	(21,370)	(43,276)
Inventories	26,366	(9,831)
Income taxes receivable	7,901	647
Prepayments and other	728	(470)
Increase (decrease) in current liabilities:
Accounts payable	(4,382)	36,661
Accrued liabilities	(506)	1,995
Income taxes payable	—	414
Turnaround expenditures	—	(2,467)
Other, net	2,433	(3,788)

Net cash provided by (used for) operating activities	37,331	(7,491)
Cash flows from investing activities:
Additions to properties, plants and equipment	(13,772)	(20,183)
Investments in and advances to joint ventures	(64)	(78)
Distributions from joint ventures	2,940	—
Proceeds from sale of pipeline assets	—	24,000

Net cash provided by (used for) investing activities	(10,896)	3,739
Cash flows from financing activities:
Net increase (decrease) in borrowings under revolving credit agreement	(15,000)	10,000
Issuance of common stock upon exercise of options	1,894	389
Purchase of treasury stock	—	(894)
Cash dividends	(1,707)	(1,703)
Cash distributions to minority interests	(1,050)	—

Net cash provided by (used for) financing activities	(15,863)	7,792
Cash and cash equivalents:
Increase for the period	10,572	4,040
Beginning of the year	11,690	24,266

End of period	$22,262	$28,306

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$482	$120
Income taxes	$50	$2,156

See accompanying notes.

HOLLY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Net income	$13,962	$13,526
Other comprehensive income (loss):
Derivative instruments qualifying as cash flow hedging instruments:
Change in fair value of derivative instruments	(329)	(155)
Reclassification adjustment into net income	(270)	108

Total loss on cash flow hedges before income taxes	(599)	(47)
Income tax benefit	230	18

Other comprehensive loss	(369)	(29)

Total comprehensive income	$13,593	$13,497

See accompanying notes.

HOLLY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Presentation of Financial Statements

     References herein to the Holly Corporation include Holly Corporation and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly report on Form 10-Q has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person.

     We

•	own and operate three refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), and refineries in Woods Cross, Utah and Great Falls, Montana;

•	own and operate nine refined product storage terminals in Artesia, Moriarty, Bloomfield and Lovington, New Mexico; El Paso, Texas; Woods Cross, Utah; Great Falls, Montana; Spokane, Washington; and Mountain Home, Idaho;

•	own interests in four refined product storage terminals in Albuquerque, New Mexico; Tucson, Arizona; and Burley and Boise, Idaho; and

•	own or lease approximately 2,000 miles of pipeline located principally in West Texas and New Mexico.

     On July 30, 2003, we changed our fiscal year from a July 31 fiscal year-end to a December 31 fiscal year-end. A Form 10-K Annual Report was filed for the fiscal year ended December 31, 2003. This Form 10-Q includes consolidated statements of income, cash flows and comprehensive income for the three months ended March 31, 2004 and 2003. We have not previously reported the consolidated statements of income, cash flows and comprehensive income for the three months ended March 31, 2003, other than certain quarterly summary information as provided in the notes to the consolidated financial statements in the 2003 Form 10-K. An adjustment was made in this Form 10-Q to the amounts reported for the three months ended March 31, 2003 to correctly report the March 2003 gain on sale of pipeline assets. This had the effect of decreasing net income by $907,000 to $13,526,000 for the three months ended March 31, 2003 from what was reported in the quarterly summary information. This adjustment was previously included in the three month period ended June 30, 2003.

     We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2004, the consolidated results of operations and comprehensive income for the three months ended March 31, 2004 and 2003 and consolidated cash flows for the three months ended March 31, 2004 and 2003 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

     Our results of operations for the first three months of 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior reported

HOLLY CORPORATION

amounts to conform to current classifications.

     On March 15, 2004, we filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of 6,000,000 common units representing limited partnership interests in Holly Energy Partners, L.P., a Delaware limited partnership (“Holly Energy Partners”), plus an option for the underwriters to purchase up to an additional 900,000 common units. Holly Energy Partners is currently one of our wholly-owned subsidiaries formed to acquire, own and operate substantially all our refined product pipeline and terminalling assets that support our refining and marketing operations in West Texas, New Mexico, Utah and Arizona. At the date of this report, the Form S-1 is not effective.

Note B – New Accounting Pronouncements

     The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” which would require major maintenance activities to be expensed as costs are incurred. As of March 31, 2004, we had approximately $22.0 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. Our current monthly amortization is $653,000. If this proposed Statement of Position had been adopted in its current form, as of March 31, 2004, we would have been required to expense $22.0 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

Note C – Earnings Per Share

     Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. The following is a reconciliation of basic and diluted per share computations for net income:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Net income	$13,962	$13,526
Average number of shares of common stock outstanding	15,606	15,500
Effect of dilutive stock options	484	448

Average number of shares of common stock outstanding assuming dilution	16,090	15,948

Income per share - basic	$0.89	$0.87

Income per share - diluted	$0.87	$0.85

HOLLY CORPORATION

Note D – Stock-Based Compensation

     We have compensation plans under which certain officers and employees have been granted stock options. All the options have been granted at prices equal to the market value of the shares at the time of the grant and normally expire on the tenth anniversary of the grant date. Our stock-based compensation is measured in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

     The following table represents the effect on net income and earnings per share as if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Net income, as reported	$13,962	$13,526
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	83	113

Pro forma net income	$13,879	$13,413

Net income per share – basic:
As reported	$0.89	$0.87
Pro forma	$0.89	$0.87
Net income per share – diluted:
As reported	$0.87	$0.85
Pro forma	$0.86	$0.84

     We issued 75,450 shares (net of forfeitures) of restricted stock under our Long Term Incentive Compensation Plan during the quarter ended March 31, 2004. These shares vest 50% on December 31, 2004 and 50% on December 31, 2005. Although ownership in these shares will not transfer to the recipients until the vesting terms have expired, these shares were vested from the date of grant with respect to both dividends and voting rights.

     During the quarter ended March 31, 2004, we also granted 82,450 performance share units (net of forfeitures) under our Long Term Incentive Compensation Plan. These units vest on December 31, 2004, and the cash benefit payable under this grant will be based upon our performance relative to the performance of our peer group refining companies.

     We are recording the cost of these grants over the corresponding vesting periods.

HOLLY CORPORATION

Note E – Investments in Joint Ventures

     NK Asphalt Partners, a joint venture owned 49% by us and 51% by a subsidiary of Koch Materials Company (“Koch”), manufactures and markets asphalt products from various terminals in Arizona and New Mexico under the name “Koch Asphalt Solutions – Southwest.” We account for this investment using the equity method. We are required to make additional contributions to the joint venture of up to $3.25 million for each of the next seven years contingent on the earnings level of the joint venture. We plan to finance such contributions from our share of cash flows of the joint venture. In the event we fail to make the required contributions, we may lose our voting rights during such default and the other partner could cause the partnership to bring a proceeding to collect the unpaid contributions plus interest at the prime rate plus 2.0%. All asphalt produced at our Navajo Refinery is sold at market prices to the joint venture under a supply agreement. Sales to the joint venture during the three months ended March 31, 2004 and 2003 were $5.4 million and $5.3 million, respectively.

     The following table provides summary financial results for NK Asphalt Partners Joint Venture (unaudited):

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Sales	$14,585	$11,480

Income from operations	$930	$(1,505)

Net income before taxes	$465	$(1,945)

     The Rio Grande Pipeline Company (“Rio Grande”) is a pipeline joint venture partnership that is presently owned 70% by us and 30% by BP p.l.c., which serves Northern Mexico by transporting liquid petroleum gases (“LPGs”) from a point near Odessa, Texas to Pemex Gas (“Pemex”) at a point near El Paso, Texas. Pemex then transports the LPGs to its Mendez Terminal near Juarez, Mexico. Prior to June 30, 2003, Rio Grande was owned 25% by us and 75% collectively by two parties unaffiliated with us. On June 30, 2003, we purchased an additional 45% interest in Rio Grande, through a wholly-owned indirect subsidiary, adding to the 25% interest that our subsidiary already owned. Prior to the 45% acquisition, we accounted for the earnings in the joint venture using the equity method. Effective with the purchase, we consolidate the results of Rio Grande and reflect minority interest in ownership and earnings. The purchase price was $28.7 million, less cash of $7.3 million we recorded due to the consolidation of Rio Grande at the time of the additional 45% acquisition. In addition to cash, Rio Grande owned current assets of $0.6 million, net property, plant and equipment of $34.9 million, other net assets of $7.8 million and current liabilities of $0.4 million.

Note F – Debt

     In May 2003, we amended our Revolving Credit Agreement with a group of banks led by Canadian Imperial Bank of Commerce and increased the commitment from $75.0 million to $100.0 million that can be used for revolving credit loans and letters of credit. We used borrowings under our credit agreement to help finance our purchase of the Woods Cross Refinery and our purchase of the additional 45% interest in

HOLLY CORPORATION

the Rio Grande Pipeline joint venture. The maximum amount we borrowed under the Credit Agreement during the first three months of 2004 was $80.0 million. At March 31, 2004, we had letters of credit outstanding under the facility of $3.7 million and had $35.0 million of borrowings outstanding. The Credit Agreement expires in October 2004, and accordingly, the borrowings under the agreement have been classified as a current liability. We are currently in negotiations with a group of banks to establish a new credit facility to replace our existing Credit Agreement.

Note G – Environmental

     Consistent with our accounting policy for environmental remediation and cleanup costs, we expensed $0.2 million in the three months ended March 31, 2004 for environmental remediation and cleanup obligations. The accrued liability reflected in the consolidated balance sheet was $4.1 million at March 31, 2004, of which $2.6 million was classified as other long-term liabilities. Costs of future expenditures for environmental remediation are not discounted to their present value. In previous periods reported, our remediation and cleanup obligations expensed were not significant.

Note H – Stockholders’ Equity

     On October 30, 2001, we announced plans to repurchase up to $20.0 million of our common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. We did not repurchase any shares during the three months ended March 31, 2004. From inception of the plan through April 30, 2004, we have repurchased 272,400 shares at a cost of approximately $4.7 million. No stock repurchases have been made since February 7, 2003.

Note I – Derivative Instruments and Hedging Activities

     We periodically utilize petroleum commodity futures contracts to reduce our exposure to the price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. We regularly utilize contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts may meet the definition of a derivative instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We believe these contracts qualify for the normal purchases and normal sales exception under SFAS No. 133, as amended, because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, we have designated these contracts as normal purchases and normal sales contracts and are not required to record these as derivative instruments under SFAS No. 133, as amended.

     In December 2002, we entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges was to help protect us from the risk that the refinery margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, we entered into gasoline and crude oil futures transactions. Gains and losses reported in accumulated other comprehensive income were reclassified into income when the forecasted

HOLLY CORPORATION

transactions occurred. In March 2003, as the forecasted transactions occurred, we reclassified $108,000 of actual losses from comprehensive income to cost of sales. The ineffective portion of the hedges resulted in a $32,000 gain that was also included in cost of sales.

     In October 2003, we entered into price swaps to help manage the exposure to price volatility relating to forecasted purchases of natural gas from December 2003 to March 2004. We designated these transactions as cash flow hedges of forecasted purchases. The contracts to hedge natural gas costs were for 6,000, 500, and 2,000 MMBtu per day for the Navajo Refinery, Montana Refinery, and the Woods Cross Refinery, respectively. The January to March 2004 contracts resulted in net realized gains of $270,000 and were recorded as a reduction to refinery operating expenses. There was no ineffective portion of these hedges, and at March 31, 2004, no price swaps were outstanding.

Note J – Segment Information

     We have two major business segments: Refining and Pipeline Transportation. The Refining segment involves the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery, Montana Refinery and Woods Cross Refinery. We acquired the Woods Cross Refinery in June 2003. The petroleum products produced by the Refining segment are marketed in the southwestern United States, Utah, Wyoming, Montana, Idaho and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes the equity earnings from our 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The Pipeline Transportation segment currently includes approximately 500 miles of our pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. Pipeline Transportation segment revenues do not include any amount relating to pipeline transportation services provided for our refining operations. The Pipeline Transportation segment also includes the earnings from our 70% (25% prior to June 30, 2003) interest in Rio Grande Pipeline Company (see Note E to the Consolidated Financial Statements), which provides petroleum products transportation. Our operations not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program, and a small equity investment in retail gasoline stations and convenience stores.

HOLLY CORPORATION

     The accounting policies for the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003. Our reportable segments are strategic business units that offer different products and services.

			Total for
		Pipeline	Reportable	Corporate	Consolidated
	Refining	Transportation	Segments	and Other	Total
	(In thousands)
Three months ended March 31, 2004
Sales and other revenues	$456,009	$6,672	$462,681	$376	$463,057
Depreciation and amortization	$8,697	$918	$9,615	$309	$9,924
Income (loss) from operations	$32,139	$4,616	$36,755	$(11,689)	$25,066
Income (loss) before taxes	$31,484	$3,927	$35,411	$(12,567)	$22,844
Three months ended March 31, 2003
Sales and other revenues	$309,924	$4,546	$314,470	$442	$314,912
Depreciation and amortization	$8,184	$293	$8,477	$506	$8,983
Income (loss) from operations	$7,395	$19,107	$26,502	$(3,431)	$23,071
Income (loss) before taxes	$9,571	$16,022	$25,593	$(3,544)	$22,049

Note K – Contingencies

     In November 2002, we settled, by agreement, litigation brought in August 1998 by Longhorn Partners Pipeline, L.P. (“Longhorn Partners”) against us in a state court in El Paso, Texas and litigation brought in August 2002 by us against Longhorn Partners and related parties in a state court in Carlsbad, New Mexico. In November 2002, under the settlement agreement developed in voluntary mediation, we paid $25.0 million to Longhorn Partners as a prepayment for the transportation of 7,000 barrels per day (“BPD”) of refined products from the Gulf Coast to El Paso for a period of up to six years from the date of the Longhorn Pipeline’s start-up. Longhorn Partners has also issued to us an unsecured $25.0 million promissory note, subordinated to certain other indebtedness, that would become payable with interest in the event that the Longhorn Pipeline does not begin operations by July 1, 2004, or to the extent Longhorn Partners is unable to provide us the full amount of the agreed transportation services. In the unaudited consolidated balance sheet at March 31, 2004, the $25.0 million settlement is reflected in Assets as “Other assets – Prepaid transportation.”

     Petitions for review are pending before the United States Court of Appeals for the District of Columbia Circuit on rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against Kinder Morgan’s SFPP, L.P. (“SFPP”). These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC that are the subject of proceedings in the appeals court resulted in reparations payments to us in 2003 totaling approximately $15.3 million relating principally to the period from 1993 through July 2000. The appeals court heard oral argument in November 2003 on issues relating to reparations to us and other shippers. As of the date of this report, the appeals court has not issued an opinion in the case. The opinion of the appeals court could result in a determination that the reparations actually due to us in this matter are less than or more than the $15.3 million we received in 2003. In the event that as a result of these proceedings the actual

HOLLY CORPORATION

reparations amount due us is determined to be less than the amounts we received in 2003, part or all of the amounts received would have to be refunded. Although it is not possible at the date of this report to predict the outcome of pending proceedings in the appeals court on this matter, we believe that any amount of reparations payments which may be required to be refunded as a result of these proceedings would not have a material adverse impact on our financial condition, results of operations or cash flows.

     On August 20, 2003, Frontier Oil Corporation (“Frontier”) filed a lawsuit in the Delaware Court of Chancery against us seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement announced in late March 2003 under which we and Frontier would be combined. On August 21, 2003, we formally notified Frontier of our position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were and are excused and that we may terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. The trial with respect to Frontier’s Complaint and our Answer and Counterclaims began in the Delaware Court of Chancery on February 23, 2004 and was completed on March 5, 2004. In this litigation, the maximum amount of damages currently asserted by Frontier against us is approximately $161 million plus interest and the maximum amount of damages we are currently asserting against Frontier is approximately $148 million plus interest. Post-trial briefing was completed in late April 2004 and on May 4, 2004 the court heard oral argument. A decision is expected to be announced within several months from the date of this report. Although it is not possible at the date of this report to predict the outcome of this litigation, we believe that the claims made by Frontier in the litigation are wholly without merit and that our counterclaims are well founded.

     We are a party to various other litigation and proceedings not mentioned in this Form 10-Q which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.

Note L – Sale of Pipeline Assets

     On March 4, 2003, we sold our 400 mile Iatan crude oil gathering system located in West Texas to Plains All-American Pipeline, L.P. for $24.0 million in cash, and agreed to transport crude oil purchased in West Texas on the Iatan system at an agreed upon tariff for six and a half years. The Iatan system, while profitable, was not considered central to our refining operations. The sale resulted in a pre-tax gain of $16.2 million. The proceeds from the sale increased our cash resources available for investment in our core refining operations, including our acquisition of the Woods Cross Refinery.

Note M – Refinery and Retail Assets Acquisition

     On June 1, 2003, we acquired from ConocoPhillips the Woods Cross Refinery, located near Salt Lake City, Utah, and related assets, including a refined products terminal in Spokane, Washington, and a

HOLLY CORPORATION

50% ownership interest in refined products terminals in Boise and Burley, Idaho for an agreed price of $25.0 million plus inventory less obligations assumed. The Woods Cross Refinery has a crude oil capacity of 25,000 BPD. The purchase also included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming (which we sold in August 2003), and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The total cash purchase price, including expenses and the deposit made in 2002, was $58.3 million. In accounting for the purchase, we recorded inventory of $35.5 million, property, plant and equipment of $25.6 million, intangible assets of $1.6 million and recorded a $4.4 million liability, principally for pension obligations.

Note N – Sale of Woods Cross Retail Assets

     In August 2003, we sold our retail assets located in Utah and Wyoming for $7.0 million, less our prorated share of property taxes and certain transaction expenses, plus $1.8 million for inventories, resulting in net cash proceeds of $8.5 million. The sale resulted in a pre-tax loss of approximately $.4 million, due mainly to transaction expenses. The asset package included twenty-five operating retail sites and three closed properties that we acquired from ConocoPhillips on June 1, 2003 in the acquisition of the Woods Cross Refinery. We will continue to supply the stations with fuel from our Woods Cross Refinery.

Note O – Retirement Plan

     We have a non-contributory defined benefit retirement plan that covers substantially all employees. Our policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.

     The net periodic pension expense consisted of the following components:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Service cost	$746	$459
Interest costs	1,059	652
Expected return on assets	(691)	(425)
Amortization of prior service cost	65	65
Amortization of net (gain) loss	216	108

Net periodic benefit cost	$1,395	$859

     The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2004 and 2003 net periodic benefit cost. As of March 31, 2004, we have made $3.0 million in contributions and we do not expect to make any additional contributions in 2004.

HOLLY CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

     This Item 2, including but not limited to the sections on “Liquidity and Capital Resources” and “Additional Factors that May Affect Future Results,” contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I.

OVERVIEW

     We are principally an independent petroleum refiner operating three refineries in Artesia and Lovington, New Mexico (operated as one refinery), Woods Cross, Utah and Great Falls, Montana. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. We also operate a pipeline transportation business consisting of leased and owned pipelines and our 70% investment in the Rio Grande Pipeline Company.

     Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the western United States. Our sales and other revenues for the three months ended March 31, 2004 were $463 million and our net income for the three months ended March 31, 2004 was $14.0 million. Our sales and other revenues and net income for the three months ended March 31, 2004 increased from $315 million and $13.5 million, respectively, for the three months ended March 31, 2003. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for three months ended March 31, 2004 were $438 million, an increase from $308 million for the three months ended March 31, 2003. For the three months ended March 31, 2003, we realized a $16.2 million gain on the sale of our 400 mile Iatan crude oil gathering system located in West Texas to Plains All-American Pipeline, L.P.

     We are involved in litigation with Frontier Oil Corporation relating to the agreement of the two companies to merge entered into on March 30, 2003. The trial with respect to Frontier’s amended Complaint and our Answer and Counterclaims began in the Delaware Court of Chancery on February 23, 2004 and was completed on March 5, 2004. In this litigation, the maximum amount of damages currently asserted by Frontier against us is approximately $161 million plus interest and the maximum amount of damages currently asserted by us against Frontier is approximately $148 million plus interest. Following the completion of briefing at the end of April 2004 and oral argument on May 4, 2004, a decision is expected to be announced within several months.

     On March 15, 2004, we filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of 6,000,000 common units representing limited partnership interests in Holly Energy Partners, L.P., a Delaware limited partnership (“Holly Energy Partners”), plus an option for the underwriters to purchase up to an additional 900,000 common units. Holly Energy Partners is currently one of our wholly-owned subsidiaries formed to acquire, own and operate substantially all our refined product pipeline and terminalling assets that support our refining and marketing operations in West Texas, New Mexico, Utah and Arizona.

     At the date of this report, the Form S-1 is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-Q with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

HOLLY CORPORATION

     We currently anticipate offering to the public approximately 43% of the limited partner interests in Holly Energy Partners. We and certain of our affiliates will own the general partner of Holly Energy Partners, as well as the remaining 57% of the limited partner interests primarily in the form of subordinated units. The rights of the holders of subordinated units to receive distributions of cash from Holly Energy Partners are subordinated to the rights of the other limited partners to receive such distributions. For financial reporting purposes, the results of operations of Holly Energy Partners will be consolidated with our operating results. Substantially all of the net proceeds from the offering will be distributed to us.

     In connection with the offering, we expect to enter into a 15-year pipelines and terminals agreement with Holly Energy Partners under which we agree generally to transport volumes that will equal or exceed a specified minimum revenue amount annually (which will adjust upward based on the producer price index) over the term of the agreement.

HOLLY CORPORATION

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended
	March 31,		Change from 2003
	2004	2003	Change	Percent
	(In thousands, except per share data)
Sales and other revenue	$463,057	$314,912	$148,145	47.0%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	374,895	266,095	108,800	40.9
Operating expense (exclusive of depreciation, depletion and amortization)	38,672	27,169	11,503	42.3
Selling, general and administration expenses (exclusive of depreciation, depletion and amortization)	14,377	5,553	8,824	158.9
Depreciation, depletion and amortization	9,924	8,983	941	10.5
Exploration expense, including dry holes	123	248	(125)	(50.4)

Total operating costs and expenses	437,991	308,048	129,943	42.2

Gain on sale of assets	—	16,207	(16,207)	(100.0)

Income from operations	25,066	23,071	1,995	8.6
Other income (expense):
Equity in earnings (loss) of joint ventures	(655)	(983)	328	(33.4)
Minority interest in income of joint venture	(689)	—	(689)	—
Interest expense, net	(878)	(39)	(839)	2151.3

Total other income (expense)	(2,222)	(1,022)	(1,200)	117.4

Income before income taxes	22,844	22,049	795	3.6
Income tax provision	8,882	8,523	359	4.2

Net income	$13,962	$13,526	$436	3.2%

Net income per common share – basic	$0.89	$0.87	$0.02	2.3%
Net income per common share – diluted	$0.87	$0.85	$0.02	2.4%
Average number of common shares outstanding:
Basic	15,606	15,500	106	0.7%
Diluted	16,090	15,948	142	0.9%

HOLLY CORPORATION

Balance Sheet Data (Unaudited)

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Cash and cash equivalents	$22,262	$11,690
Working capital	$(10,752)	$(28,261)
Total assets	$703,931	$708,892
Total debt, including maturities and borrowing under the revolving credit agreement	$52,142	$67,142
Stockholders’ equity	$283,256	$268,609
Total debt to capitalization ratio (1)	15.5%	20.0%

(1)	The total debt to capitalization ratio is calculated by dividing total debt, including current maturities and borrowings under the revolving credit agreement, by the sum of total debt, including current maturities and borrowings under the revolving credit agreement, and stockholders’ equity.

Other Financial Data (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Sales and other revenue (1)
Refining	$456,009	$309,924
Pipeline Transportation	6,672	4,546
Corporate and Other	376	442

Consolidated	$463,057	$314,912

Income (loss) from operations (1)
Refining	$32,139	$7,395
Pipeline Transportation	4,616	19,107
Corporate and Other	(11,689)	(3,431)

Consolidated	$25,066	$23,071

Net cash provided by (used for) operating activities	$37,331	$(7,491)
Net cash provided by (used for) investing activities	$(10,896)	$3,739
Net cash provided by (used for) financing activities	$(15,863)	$7,792
EBITDA (2)	$33,646	$31,071

(1)	The Refining segment includes our principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the “Navajo Refinery”), the recently acquired Woods Cross Refinery near Salt Lake City, Utah, and our refinery in Great Falls, Montana. Included in the Refining Segment are costs relating to pipelines and terminals that operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Pipeline Transportation segment currently includes approximately 500 miles of our pipeline assets in Texas and New Mexico and our 70% interest in Rio Grande Pipeline Company. Revenues of the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations.

HOLLY CORPORATION

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation based upon generally accepted accounting principles in the United States of America, however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Refining Operating Data (Unaudited)

     Our refinery operations include the Navajo Refinery, the Woods Cross Refinery and the Montana Refinery. The following tables set forth certain information about our refinery operations:

Navajo Refinery

	Three Months Ended
	March 31,
	2004	2003
Crude charge (BPD) (1)	67,460	55,580
Refinery production (BPD) (2)	79,280	63,470
Sales of produced refined products (BPD)	78,100	61,100
Sales of refined products (BPD) (3)	84,640	74,950
Refinery utilization (4)	89.9%	92.6%
Average per produced barrel (5)
Net sales	$44.98	$42.24
Raw material costs	35.10	34.73

Refinery gross margin	9.88	7.51
Refinery operating expenses (6)	3.07	3.39

Net cash operating margin	$6.81	$4.12

Feedstocks:
Sour crude oil	79%	77%
Sweet crude oil	6%	11%
Other feedstocks and blends	15%	12%

Total	100%	100%

HOLLY CORPORATION

	Three Months Ended
	March 31,
	2004	2003
Sales of produced refined products:
Gasoline	60%	60%
Diesel fuels	25%	22%
Jet fuels	7%	9%
Asphalt	5%	5%
LPG and other	3%	4%

Total	100%	100%

Woods Cross Refinery (7)

Three Months
Ended
March 31,
2004
Crude charge (BPD) (1)	21,220
Refinery production (BPD) (2)	22,460
Sales of produced refined products (BPD)	22,010
Sales of refined products (BPD) (3)	22,080
Refinery utilization (4)	84.9%
Average per produced barrel (5)
Net sales	$43.84
Raw material costs	40.13

Refinery gross margin	3.71
Refinery operating expenses (6)	4.13

Net cash operating margin	$(0.42)

Feedstocks:
Sour crude oil	5%
Sweet crude oil	89%
Other feedstocks and blends	6%

Total	100%

Sales of produced refined products:
Gasoline	61%
Diesel fuels	28%
Jet fuels	2%
Fuel oil	6%
LPG and other	3%

Total	100%

HOLLY CORPORATION

Montana Refinery

	Three Months Ended
	March 31,
	2004	2003
Crude charge (BPD) (1)	5,890	6,640
Refinery production (BPD) (2)	6,470	7,320
Sales of produced refined products (BPD)	5,040	5,280
Sales of refined products (BPD) (3)	5,290	5,520
Refinery utilization (4)	73.6%	94.9%
Average per produced barrel (5)
Net sales	$40.41	$38.09
Raw material costs	32.95	31.62

Refinery gross margin	7.46	6.47
Refinery operating expenses (6)	8.12	8.13

Net cash operating margin	$(0.66)	$(1.66)

Feedstocks:
Sour crude oil	91%	91%
Other feedstocks and blends	9%	9%

Total	100%	100%

Sales of produced refined products:
Gasoline	56%	50%
Diesel fuels	21%	23%
Jet fuels	9%	9%
Asphalt	8%	12%
LPG and other	6%	6%

Total	100%	100%

Consolidated (7)
Crude charge (BPD) (1)	94,570	62,220
Refinery production (BPD) (2)	108,210	70,790
Sales of produced refined products (BPD)	105,150	66,380
Sales of refined products (BPD) (3)	112,010	80,470
Refinery utilization (4)	87.6%	92.9%
Average per produced barrel (5)
Net sales	$44.52	$41.91
Raw material costs	36.05	34.49

Refinery gross margin	8.47	7.42
Refinery operating expenses (6)	3.53	3.77

Net cash operating margin	$4.94	$3.65

HOLLY CORPORATION

	Three Months Ended
	March 31,
	2004	2003
Feedstocks:
Sour crude oil	65%	78%
Sweet crude oil	23%	10%
Other feedstocks and blends	12%	12%

Total	100%	100%

Sales of produced refined products:
Gasoline	60%	59%
Diesel fuels	26%	22%
Jet fuels	6%	9%
Asphalt	4%	6%
LPG and other	4%	4%

Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity. For these calculations, crude oil capacity at the Navajo Refinery increased from 60,000 BPD to 75,000 BPD effective January 1, 2004, crude oil capacity at the Woods Cross Refinery is 25,000 BPD, and crude oil capacity at the Montana Refinery increased from 7,000 BPD to 8,000 BPD effective January 1, 2004.

(5)	Represents average per barrel amounts for produced refined products sold. Reconciliations to amounts reported under generally accepted accounting principles (“GAAP”) are located under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part I of this Form 10-Q.

(6)	Represents operating expenses of refineries, exclusive of depreciation, depletion and amortization and excludes refining segment expenses of product pipelines and terminals.

(7)	We acquired the Woods Cross Refinery on June 1, 2003.

HOLLY CORPORATION

Results of Operations - Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Summary

     Net income for the three months ended March 31, 2004 was $14.0 million ($.89 per basic share and $.87 per diluted share) compared to net income of $13.5 million ($.87 per basic and $.85 diluted share) for the three months ended March 31, 2003. The first quarter of 2003 benefited from a one time gain of $16.2 million ($9.9 million after-tax or $.62 per diluted share) associated with the sale of certain pipeline assets.

     Net income for the first quarter of 2004 increased by $0.4 million as compared to the prior year’s first quarter. Favorably impacting income in the current year’s quarter, as compared to the 2003 first quarter, were improved refined product margins (which we define as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization) and higher volumes, due to our Woods Cross Refinery acquisition in June 2003 and the completion of the expansion of our Navajo Refinery in December 2003. These positive factors were offset by increased operating expenses, principally due to the Woods Cross Refinery, and $3.7 million of legal costs associated with our litigation with Frontier Oil Corporation incurred in the first quarter of 2004.

Sales and Other Revenues

     Sales and other revenues increased 47% from $314.9 million in the first quarter of 2003 to $463.1 million in the first quarter of 2004 due principally to the operations of the Woods Cross Refinery, and to a lesser degree, to higher refined product sales prices and higher refined product volumes sold from our Navajo Refinery. The average sales price we received per barrel sold increased 4.6% from $42.76 in the first quarter of 2003 to $44.72 in the first quarter of 2004. The total volume of refined products we sold increased 39% in the first quarter of 2004 as compared the prior year’s first quarter.

Cost of Products Sold

     Cost of products sold increased 41% from $266.1 million in the first quarter of 2003 to $374.9 million in the first quarter of 2004 due principally to the operations of the Woods Cross Refinery, and to a lesser degree, higher costs of crude oil and higher refined product volumes sold from our Navajo Refinery. The average price we paid per barrel of crude oil purchased increased 4.5% from $34.49 in the first quarter of 2003 to $36.05 in the first quarter of 2004. We recognized $2.8 million in income in the first quarter of 2004 resulting from liquidations of certain LIFO inventory quantities that were carried at lower costs as compared to current costs.

Gross Refinery Margins

     The gross refining margin per produced barrel increased 14.2% from $7.42 in the first quarter of 2003 to $8.47 in the first quarter of 2004. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part 1 of the Form 10-Q for a reconciliation to the income statement of prices of refined products sold and costs of crude oil purchased.

HOLLY CORPORATION

Operating Expenses

     Operating expenses increased 42% from $27.2 million in the first quarter of 2003 to $38.7 million in the first quarter of 2004 primarily due to the operations of the recently acquired Woods Cross Refinery, and to a lesser degree, higher utility costs, and the inclusion of the Rio Grande joint venture in the 2004 consolidated statements.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 159% from $5.6 million in the first quarter of 2003 to $14.4 million in the first quarter of 2004 due primarily to $3.7 million of legal costs we incurred in the 2004 first quarter associated with the litigation with Frontier, additional employee compensation expense of $2.6 million, and to a lesser degree, selling, general and administrative costs at the Woods Cross Refinery.

Depreciation, Depletion and Amortization Expenses

     Depreciation, depletion and amortization increased 10% from $9.0 million in the first quarter of 2003 to $9.9 million in the first quarter of 2004 due to the acquisition of the Woods Cross Refinery, the large capital program at the Navajo Refinery, and the inclusion of the Rio Grande joint venture in the first quarter 2004 consolidated statements.

Gain on Sale of Assets

     The gain on sale of assets in the quarter ended March 31, 2003 is from the sale of our 400 mile Iatan crude oil gathering system located in West Texas to Plains All-American Pipeline, L.P.

Equity in Earnings of Joint Ventures and Minority Interest

     Equity in earnings of joint ventures in the first quarter of 2003 included $0.1 million for our 25% interest in the Rio Grande joint venture and a $1.0 million loss for our 49% in the NK Asphalt joint venture. Since our acquisition of an additional 45% interest in the Rio Grande joint venture on June 30, 2003, we include our 70% interest in the Rio Grande joint venture in our consolidated financial statements. Equity in earnings of joint ventures in the 2004 first quarter included a loss of $0.6 million from our interest in the NK Asphalt joint venture. Minority interest in income of joint ventures in the 2004 first quarter was a reduction in income of $0.7 million. This represented the minority interest partner’s 30% ownership share of the Rio Grande joint venture’s income.

Interest Expense, Net

     Interest expense, net was less than $0.1 million in the first quarter of 2003. For the first quarter of 2004, interest expense, net increased to $0.9 million. The increase for the current year’s first quarter as compared to the same period in 2003 was due to higher borrowings we made under our credit agreement, and the fact that in 2003 we capitalized interest costs relating to significant construction projects at the Navajo Refinery.

Income Taxes

     Income taxes increased 4% from $8.5 million for the first quarter of 2003 to $8.9 million for the first quarter of 2004 due to higher pre-tax income. The effective tax rate for the 2004 first quarter was 38.9%, as compared to 38.7% in the 2003 first quarter.

HOLLY CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $10.6 million during the three months ended March 31, 2004. The cash flow generated from operating activities of $37.3 million exceeded the cash used for financing activities of $15.9 million and for investing activities of $10.9 million. Working capital increased during the three months ended March 31, 2004 by $17.5 million.

     We are currently in negotiations with a group of banks to establish a new credit facility to replace our existing Credit Agreement that expires in October 2004. We have executed a commitment letter with the lead bank for a $175 million Senior Secured Revolving Credit Facility under which the lead bank commits to lend up to $25.0 million under the credit facility. The commitment letter provides for a credit facility with a term of four years. We cannot assure that we will close the new credit facility or that it will be closed on the terms set forth in the commitment letter.

     In May 2003, we amended our Revolving Credit Agreement (“Credit Agreement”) with a group of banks led by Canadian Imperial Bank of Commerce and increased the commitment from $75.0 million to $100.0 million that can be used for revolving credit loans and letters of credit. Previously, we had access to $75.0 million of commitments of which only $37.5 million could be used for revolving credit loans. At March 31, 2004, we had letters of credit outstanding under the facility of $3.7 million and had $35.0 million of borrowings outstanding. In April 2004, the outstanding borrowings of $35.0 million under the facility were paid off in full. Our Credit Agreement expires in October 2004, and accordingly the borrowings under the agreement are classified as a current liability.

     On October 30, 2001, we announced plans to repurchase up to $20.0 million of our common stock. Since that date we have made repurchases from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. We did not repurchase any shares during the three months ended March 31, 2004. From inception of the plan through April 30, 2004, we have repurchased 272,400 shares at a cost of approximately $4.7 million. No stock repurchases have been made since February 7, 2003.

     On March 15, 2004, we filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of 6,000,000 common units representing limited partnership interests in Holly Energy Partners, L.P., a Delaware limited partnership (“Holly Energy Partners”), plus an option for the underwriters to purchase up to an additional 900,000 common units. Holly Energy Partners is currently one of our wholly-owned subsidiaries formed to acquire, own and operate substantially all our refined product pipeline and terminalling assets that support our refining and marketing operations in West Texas, New Mexico, Utah and Arizona. At the date of this report, the Form S-1 is not effective. We cannot assure that the proposed offering for Holly Energy Partners will be completed.

     One of our affiliates formed in anticipation of the Holly Energy Partners partnership public offering has received a financing proposal for a bank credit facility for the limited partnership with aggregate commitments of between $100.0 million and $125.0 million, depending on whether the primary syndication is oversubscribed. The proposal provides for a credit facility with a term of four years. We cannot assure that we will close on the new credit facility or that it will be closed on the terms set forth in the proposal.

HOLLY CORPORATION

     We believe our internally generated cash flow together with funds available under our Credit Agreement or under our new credit facility expected to be entered into, provide sufficient resources to fund planned capital projects, scheduled repayments of our senior notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed) and our liquidity needs for the foreseeable future.

Cash Flows from Operating Activities

     Cash flows provided by operating activities amounted to $37.3 million for the three months ended March 31, 2004, compared to cash used for operating activities of $7.5 million for the same period of 2003. The $44.8 million net increase in cash provided by operating activities for the first three months of 2004 as compared to the first three months of 2003 was primarily due to an increase in net income of $16.6 (excluding the effect of the pre-tax gain on sale of assets), a reduction in the increases in accounts receivable from 2003 of $21.9 million, an inventory decrease in 2004 as compared to an inventory buildup in 2003 netting to a $36.2 million increase in cash flow, and a net decrease in income taxes receivable of $7.3 million. These increases were partially offset by significant items decreasing cash flow, when comparing the 2004 first quarter to the 2003 first quarter, including a decrease of $4.4 million in deferred taxes and a decrease in accounts payable in the current period, compared to an increase of accounts payable in 2003, resulting in a net decrease in accounts payable of $41.0 million.

Cash Flows Used for Investing Activities and Capital Projects

     Cash flows used for investing activities were $10.9 million for the three months ended March 31, 2004, as compared to cash flows provided by investing activities of $3.7 million for the same period of 2003. Cash expenditures for property, plant and equipment for the first three months of 2004 totaled $13.8 million, as compared to $20.2 million for the same period of 2003. In the current year’s first quarter, we received a distribution of $2.9 million from our asphalt joint venture. Our net cash flows provided by investing activities in 2003 included $24.0 million in proceeds from the sale of a crude oil gathering pipeline system located in West Texas.

     We have invested significant amounts in capital expenditures in recent years to expand and enhance the Navajo Refinery and expand its supply and distribution network. In December 2003, we completed a major expansion project at the Navajo Refinery that included the construction of a new gas oil hydrotreater unit. The total cost of the project was approximately $85.0 million, excluding capitalized interest. The hydrotreater enhances higher value light product yields and expands our ability to produce additional quantities of gasolines meeting the present California Air Resources Board (“CARB”) standards, which were adopted in the Phoenix market for winter months beginning in late 2000, and enables us to meet the recently adopted Environmental Protection Agency (“EPA”) nationwide low-sulfur gasoline requirements that become effective in 2004 for all our gasolines. Contemporaneous with the hydrotreater project, we completed necessary modifications to several of the Artesia and Lovington processing units for the Navajo Refinery expansion, which increased crude oil refining capacity from 60,000 BPD to 75,000 BPD. The permits we received for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of the Navajo Refinery’s crude oil capacity to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined.

HOLLY CORPORATION

     In March 2003, we sold our Iatan crude oil gathering system located in West Texas to Plains Marketing L.P. (“Plains”) for a purchase price of $24.0 million in cash. In connection with the transaction, we entered into a six-and-a-half-year agreement with Plains that commits us to transport any crude oil purchased in the relevant area on the Iatan system at an agreed-upon tariff. The sale resulted in a pre-tax gain of $16.2 million.

Planned Capital Expenditures

     Each year our Board of Directors approves capital projects that our management is authorized to undertake in our annual capital budget. The funds allocated for a particular capital project in the annual capital budget may be expended in the current year or over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our capital budget adopted for 2004 totals approximately $45.0 million, comprised of $7.0 million for refining and pipeline improvement projects for the Navajo Refinery, $19.5 million for projects at the Woods Cross Refinery, $0.5 million for projects at the Montana Refinery, $0.3 million for oil and gas exploration and production, $0.7 million for information technology and other, and $17.0 million for management to pursue new high-return pipeline transportation and terminal opportunities relating to the distribution network of the Navajo Refinery. For 2004, we expect to expend approximately $32.0 million on capital projects, which amounts include certain carryovers of capital projects from previous years, less carryovers to 2005 of certain of the 2004-approved capital items, including the $17.0 million authorized for new pipeline and terminal projects for which no material amounts are expected to be expended in 2004. We are finalizing our clean fuels strategy for the Woods Cross Refinery, which will be required to address the requirement for lower sulfur in on-road diesel fuel beginning June 1, 2006. The facility is currently meeting the applicable new low-sulfur gasoline requirements that commenced in 2004. The current 2004 capital budget for the Woods Cross Refinery includes preliminary costs of $13.5 million for increased hydrogen production, $3.0 million associated with a selected low-sulfur diesel desulfurization project, and approximately $3.0 million for other refinery improvements.

Cash Flows from Financing Activities

     Cash flows used for financing activities were $15.9 million for the three months ended March 31, 2004, as compared to cash flows provided by financing activities of $7.8 million in the same period of 2003. During the first three months of 2004, we paid down borrowings under our credit facility of $15.0 million, paid $1.7 million in dividends, received $1.9 million for common stock issued upon the exercise of options, and made a distribution of $1.1 million to the minority interest partner of the Rio Grande Pipeline Company. During the first three months of 2003, we made net borrowings under our credit facility of $10.0 million, spent $0.9 million to repurchase shares of common stock, paid $1.7 million in dividends and received $0.4 million for common stock issued upon exercise of options.

Contractual Obligations and Commitments

     The following table presents our long-term contractual obligations in total and by period due as of March 31, 2004. These items include our long-term debt based on maturity dates and our operating lease commitments. Our operating leases contain renewal options that are not reflected in the table below and that are likely to be exercised.

HOLLY CORPORATION

		Payments Due by Period
		Less than			Over
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Long-term debt (stated maturities)	$17,142	$8,571	$8,571	$—	$—
Operating leases	$19,088	$6,072	$11,358	$1,494	$164

     In July 2000, we formed a joint venture with a subsidiary of Koch Materials Company (“Koch”) called NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name “Koch Asphalt Solutions – Southwest.” We contributed our asphalt terminal and asphalt blending and modifications assets in Arizona to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt manufacturing and marketing assets to NK Asphalt Partners. In January 2002, we sold a 1% equity interest to Koch, thereby reducing our interest from 50% to 49%. All asphalt produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement. We are required to make additional contributions to the joint venture of up to $3.25 million for each of the next seven years contingent on the earnings level of the joint venture. We plan to finance such contributions from our share of cash flows of the joint venture. In the event we fail to make the required contributions, we may lose our voting rights during such default and the other partner could cause the partnership to bring a proceeding to collect the unpaid contributions plus interest at the prime rate plus 2.0%.

     In December 2001, we entered into a Consent Agreement (“Consent Agreement”) with the EPA, the New Mexico Environment Department, and the Montana Department of Environmental Quality. The consent Agreement requires us to make investments at our New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment currently expected to total approximately $15.0 million over a period expected to end in 2009, of which approximately $9.0 million has been expended to date.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets, assessing contingent liabilities for probable losses, and the prepaid transportation costs relating to the $25.0 million paid to Longhorn Partners for the shipment of refined products. There have been no changes to these policies in 2004.

HOLLY CORPORATION

New Accounting Prouncements

Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment”

     The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” which would require major maintenance activities to be expensed as costs are incurred. As of March 31, 2004, we had approximately $22.0 million of deferred maintenance costs, all relating to refinery turnarounds in prior periods, which are being amortized over various benefit periods. Our current monthly amortization is $653,000. If this proposed Statement of Position had been adopted in its current form, as of March 31, 2004, we would have been required to expense $22.0 million of deferred maintenance costs and would be required to expense all future turnaround costs as incurred.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     This discussion should be read in conjunction with the discussion under the heading “Additional Factors That May Affect Future Results” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

The potential operation of the proposed Longhorn Pipeline could impact the supply of refined products to our existing markets, such as El Paso, Albuquerque and Phoenix.

     The proposed Longhorn Pipeline, which is owned by Longhorn Partners, is an additional potential source of pipeline transportation from Gulf Coast refineries to El Paso. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. In December 2003, the United States Court of Appeals for the Fifth Circuit affirmed the decision by the federal district court in Austin, Texas that allows the Longhorn Pipeline to begin operations when agreed improvements have been completed. The plaintiffs in these proceedings filed in April 2004 a petition to the Supreme Court of the United States seeking review of the Court of Appeals decision. Longhorn Partners recently notified us that the start-up date for the Longhorn Pipeline under our prepaid transportation agreement will be July 1, 2004.

     If the Longhorn Pipeline operates as currently proposed, it could result in significant downward pressure on wholesale refined products margins in El Paso and related markets. However, any effects on our markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the near-term because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although ChevronTexaco has not announced any plans to expand its common carrier pipeline from El Paso to Albuquerque to address their capacity constraint, Kinder Morgan’s SFPP, L.P. (“SFPP”) has announced plans to expand the capacity of its pipeline from El Paso to the Arizona market by 53,000 BPD. According to their latest announcement, this expansion is expected to be complete during 2005. Although our results of operations might be adversely impacted by the start-up of the Longhorn Pipeline, we are unable to predict at this time the extent to which we could be negatively affected.

HOLLY CORPORATION

     In November 2002, as a result of our settlement of litigation with Longhorn Partners, we prepaid $25.0 million to Longhorn Partners for the shipment of 7,000 BPD of refined products from the Gulf Coast to El Paso in a period of up to six years from the date the Longhorn Pipeline begins operations if such operations begin by July 1, 2004. Under the agreement, the prepayment would cover shipments of 7,000 BPD for approximately four and a half years assuming there were no curtailments of service once operations began. We plan to maximize the value of this prepaid transportation in the most efficient manner to capture available market opportunities.

     At the date of this report, it is not possible to predict whether and, if so, under what conditions, the Longhorn Pipeline will ultimately be operated, nor is it possible to predict the overall impact on us if the Longhorn Pipeline does not ultimately begin operations or begins operations at different possible future dates. Under the terms of the November 2002 settlement agreement that terminated litigation between us and Longhorn Partners, we would have an unsecured claim for repayment of our $25.0 million prepayment to Longhorn Partners for transportation services in the event the Longhorn Pipeline did not begin operations by July 1, 2004 or announced that it would not begin operations by that date.

A lawsuit is pending with respect to our proposed merger with Frontier Oil Corporation.

     On August 20, 2003, Frontier filed a lawsuit in the Delaware Court of Chancery against us seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement announced in late March 2003 under which we and Frontier would be combined. On August 21, 2003, we formally notified Frontier of our position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were and are excused and that we may terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. The trial with respect to Frontier’s Complaint and our Answer and Counterclaims began in the Delaware Court of Chancery on February 23, 2004 and was completed on March 5, 2004. In this litigation, the maximum amount of damages currently asserted by Frontier against us is approximately $161 million plus interest and the maximum amount of damages we are currently asserting against Frontier is approximately $148 million plus interest. Post-trial briefing was completed in late April 2004 and on May 4, 2004 the court heard oral argument. A decision is expected to be announced within several months from the date of this report. Although it is not possible at the date of this report to predict the outcome of this litigation, we believe that the claims made by Frontier in the litigation are wholly without merit and that our counterclaims are well founded.

     Other legal proceedings that could affect future results are described below in Part II, Item 1 “Legal Proceedings.”

RISK MANAGEMENT

     We use certain strategies to reduce some commodity price and operational risks. We do not attempt to eliminate all market risk exposures when we believe the exposure relating to such risk would not be

HOLLY CORPORATION

significant to our future earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit. Our profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on our earnings, financial condition and cash flows.

     We periodically utilize petroleum commodity futures contracts to reduce our exposure to price fluctuations associated with crude oil and refined products. In October 2003, we entered into price swaps to help manage the exposure to price volatility relating to forecasted purchases of natural gas from December 2003 to March 2004. These transactions were designated as cash flow hedges of forecasted purchases. The contracts to hedge natural gas costs were for 6,000, 500, and 2,000 MMBtu per day for the Navajo Refinery, Montana Refinery, and the Woods Cross Refinery, respectively. The January to March 2004 contracts resulted in net realized gains of $270,000 and were recorded as a reduction to refinery operating expenses. There was no ineffective portion of these hedges, and at March 31, 2004, no price swaps were outstanding.

     At March 31, 2004, we had outstanding unsecured debt of $17.1 million and had $35.0 million of borrowings outstanding under our Credit Agreement. We do not have significant exposure to changing interest rates on our unsecured debt because the interest rates are fixed, the average maturity is approximately one year and such debt represents approximately 5.1% of our total capitalization. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. We used borrowings under our Credit Agreement to finance our working capital needs. The maximum borrowing under our credit agreement during the first three months of 2004 was $80.0 million. Additionally, we invest any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. A ten percent change in the market interest rate over the next year would not materially impact our earnings or cash flows since the interest rates on our long-term debt are fixed and our borrowings under our Credit Agreement, and cash investments are at short-term market rates and such interest has historically not been significant as compared to our total operations. A ten percent change in the market interest rate over the next year would not materially impact our financial condition since the average maturity of our long-term debt is approximately one year, such debt represents approximately 5.1% of our total capitalization, and our borrowings under our Credit Agreement and cash investments are at short-term market rates.

     Our operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. We maintain various insurance coverages, including business interruption insurance, subject to certain deductibles. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures. Shortly after the events of September 11, 2001, we completed a security assessment of our principal facilities. Because of recent changes in insurance markets, insurance coverages available to us have become more costly and in some cases less available. So long as this current trend continues, we expect to incur higher insurance costs and anticipate that, in some cases, it will be necessary to reduce somewhat the extent of insurance coverages because of reduced insurance availability at acceptable premium costs.

HOLLY CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

Reconciliations of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to amounts reported under generally accepted accounting principles in financial statements.

     Earnings before interest, taxes, depreciation and amortization — EBITDA is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation based upon accounting principles generally accepted in the United States of America; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Net income	$13,962	$13,526
Add provision for income tax	8,882	8,523
Add interest expense	955	189
Subtract interest income	(77)	(150)
Add depreciation and amortization	9,924	8,983

EBITDA	$33,646	$31,071

Reconciliations of refinery operating information to amounts reported under generally accepted accounting principles in financial statements.

     Per barrel sales, material costs, operating cost and margins are used by management and others to compare our refining performance to that of other companies in our industry. Refinery gross margin is the difference between net sales price per barrel and raw material costs per barrel of produced refined products. Net cash operating margin is the difference between refinery gross margin per barrel and refinery operating cost per barrel. Other companies may not calculate margins in the same manner. Per barrel sales, material cost, and operating cost of produced refined products can be reconciled to our Statement of Income. Refining segment sales can be calculated by taking the sum of produced refined products (or calculated on a refinery stand alone basis) times the average sales price per produced barrel sold and purchased refined products times the average sales price per purchased barrel sold, times the number of days in the period. Refining segment costs of products sold would be calculated in the same manner. Refining operating expenses would be calculated by taking the sum of produced refined products sold (or calculated on a refinery stand alone basis) times the average cash operating cost per

HOLLY CORPORATION

barrel produced, times the number of days in the period. Due to rounding of reported numbers, some amounts may not calculate exactly. The average produced barrel per day net sales, raw material costs and refinery operating cost are reconciled to sales and other revenue, cost of product sold and operating expenses as follows:

	Three Months Ended
	March 31,
	2004	2003
Navajo Refinery
Sale of produced refined products (BPD)	78,100	61,100
Average per produced barrel:
Net sales	$44.98	$42.24
Raw materials	35.10	34.73

Refinery gross margin	9.88	7.51
Refinery operating costs	3.07	3.39

Net cash operating margin	$6.81	$4.12

Woods Cross Refinery (1)
Sale of produced refined products (BPD)	22,010
Average per produced barrel:
Net sales	$43.84
Raw materials	40.13

Refinery gross margin	3.71
Refinery operating costs	4.13

Net cash operating margin	$(0.42)

Montana Refinery
Sale of produced refined products (BPD)	5,040	5,280
Average per produced barrel:
Net sales	$40.41	$38.09
Raw materials	32.95	31.62

Refinery gross margin	7.46	6.47
Refinery operating costs	8.12	8.13

Net cash operating margin	$(0.66)	$(1.66)

HOLLY CORPORATION

Consolidated

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except barrel data)
Sales of produced refined products (BPD)	105,150	66,380
Average per produced barrel:
Net sales	$44.52	$41.91
Raw materials	36.05	34.49

Refinery gross margin	8.47	7.42
Refinery operating costs	3.53	3.77

Net cash operating margin	$4.94	$3.65

Sales of produced refined products (BPD)	105,150	66,380
Average sales price per produced barrel sold	$44.52	$41.91
Average raw material costs per produced barrel	$36.05	$34.49
Average cash operating expenses per produced barrel sold	$3.53	$3.77
Sales of purchased refined products (BPD) (2)	6,860	14,090
Average sales price per purchased barrel sold	$47.84	$46.77
Average cost per purchased barrel sold	$48.09	$47.47
Sales of all refined products (BPD)	112,010	80,470
Average sales price per sales barrel	$44.72	$42.76
Average costs of products per barrel sold	$36.79	$36.76
Refined product sales	$455,827	$309,681
Other refining segment revenue	182	243

Total refining segment revenue	456,009	309,924
Pipeline transportation segment sales & other revenues	6,672	4,546
Corporate and Other revenues and eliminations	376	442

Sales and other revenues	$463,057	$314,912

Refining segment costs of products sold	$374,997	$266,227
Corporate and other costs and eliminations	(102)	(132)

Costs of products sold	$374,895	$266,095

Refinery operating expenses	$33,805	$22,515
Other refining segment operating expenses (3)	3,927	3,300

Total refining segment operating expenses	37,732	25,815
Pipeline transportation segment operating expenses	899	1,321
Corporate and Other costs and eliminations	41	33

Operating expenses	$38,672	$27,169

HOLLY CORPORATION

(1)	We purchased the Woods Cross, Utah refinery from ConocoPhillips on June 1, 2003. We are reporting amounts for Woods Cross only since the purchase date; therefore, no amounts are reported for the three months ended March 31, 2003.

(2)	We purchase finished refined products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments where we choose to redirect produced products to more profitable markets.

(3)	Represents refining segment expenses of product pipelines and terminals, principally relating to the marketing of products from the Navajo Refinery.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

HOLLY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On August 20, 2003, Frontier Oil Corporation (“Frontier”) filed a lawsuit in the Delaware Court of Chancery against us seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement announced in late March 2003 under which we and Frontier would be combined. On August 21, 2003, we formally notified Frontier of our position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were and are excused and that we may terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. The trial with respect to Frontier’s Complaint and our Answer and Counterclaims began in the Delaware Court of Chancery on February 23, 2004 and was completed on March 5, 2004. In this litigation, the maximum amount of damages currently asserted by Frontier against us is approximately $161 million plus interest and the maximum amount of damages we are currently asserting against Frontier is approximately $148 million plus interest. Post-trial briefing was completed in late April 2004 and on May 4, 2004 the court heard oral argument. A decision is expected to be announced within several months from the date of this report. Although it is not possible at the date of this report to predict the outcome of this litigation, we believe that the claims made by Frontier in the litigation are wholly without merit and that our counterclaims are well founded.

     We have pending in the United States Court of Federal Claims a lawsuit against the Department of Defense relating to claims totaling approximately $298 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999. In October 2003, the judge before whom the case is pending issued a ruling that denied the Government’s motion for partial summary judgment on all issues raised by the Government and granted our motion for partial summary judgment on most of the issues we raised. The ruling on the motions for summary judgment in our case does not constitute a final ruling on our claims, but instead the judge’s ruling is expected to be followed by substantial discovery proceedings and then a trial on factual issues. We plan to seek to amend our complaint in this lawsuit to add an additional claim for approximately $900,000 which we submitted to the Government in September 2003 and which the Government denied in November 2003. The trial judge in our case issued an order on March 18, 2004 to stay proceedings in our case while interlocutory appeals to the United States Court of Appeals for the Federal Circuit are pending on rulings by two other United States Court of Federal Claims judges in cases relating to military fuel sales of two other refining companies. The rulings in these two cases were favorable to the position of the refining company in one case and favorable to the position of the Government in the other case. A decision by the appeals court in these cases is expected to be issued near the end of 2004 and such decision could substantially affect our lawsuit. It is not possible at the date of this report to predict the outcome of further proceedings in our case or the impact on our case of any decisions by the appeals court in the related cases, nor is it possible to predict what amount, if any, will ultimately be payable to us with respect to our lawsuit.

     Petitions for review are pending before the United States Court of Appeals for the District of Columbia Circuit on rulings by the FERC in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP,

HOLLY CORPORATION

for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC that are the subject of proceedings in the appeals court resulted in reparations payments to us in 2003 totaling approximately $15.3 million relating principally to the period from 1993 through July 2000. The appeals court heard oral argument in November 2003 on issues relating to reparations to us and other shippers. As of the date of this report, the appeals court has not issued an opinion in the case. The opinion of the appeals court could result in a determination that the reparations actually due to us in this matter are less than or more than the $15.3 million we received in 2003. In the event that as a result of these proceedings the actual reparations amount due us is determined to be less than the amounts we received in 2003, part or all of the amounts received would have to be refunded. Although it is not possible at the date of this report to predict the outcome of pending proceedings in the appeals court on this matter, we believe that any amount of reparations payments which may be required to be refunded as a result of these proceedings would not have a material adverse impact on our financial condition, results of operations or cash flows.

     In late April 2004 we received a Request for Information from the EPA under Section 114 of the Clean Air Act. The Request for Information relates to certain batches of gasoline produced and shipped by our Navajo Refinery in 2000 through 2003. This Request for Information follows informal communications with the EPA concerning our compliance with environmental regulations applicable to gasolines produced by the Navajo Refinery. One specific matter that was the subject of informal communications with the EPA in early 2004 but that was not the subject of the April 2004 Request for Information was the inadvertent issuance by the Navajo Refinery for almost 12 months during 2001 and 2002 of delivery documents to exchange partners that failed to properly contain statements required by federal regulations that the product did not meet the requirements for reformulated gasoline. We believe that this omission did not result in the delivery of non-reformulated gasoline to geographic areas where federal regulations require the use of reformulated gasoline. We discovered and corrected this problem, which had been caused by a computer system problem at the Navajo Refinery’s Artesia, New Mexico loading rack, and self-reported the violation in our annual attestation statement made to the EPA on May 24, 2002. We have no indication at this stage whether or not the EPA will consider any of the matters that were the subject of informal communications with the EPA in early 2004, including the matters that are the subject of the April 2004 Request for Information, as matters for enforcement action. If such enforcement action were taken, we do not believe that it would result in a material adverse effect on our results of operations or financial condition.

HOLLY CORPORATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On January 16, 2004, a Current Report on Form 8-K was filed under Item 5 Other Events concerning the trial in pending litigation between us and Frontier Oil Corporation.

On January 22, 2004, a Current Report on Form 8-K was filed under Item 5 Other Events concerning our adding two senior executives.

On February 20, 2004, a Current Report on Form 8-K was furnished for Item 12 Results of Operations and Financial Condition concerning the release of our earnings for the fourth quarter of 2003.

On March 12, 2004, a Current Report of Form 8-K dated March 11, 2004 was filed under Item 5 Other Events concerning an increase in the quarterly cash dividend.

On March 16, 2004, a Current Report on Form 8-K dated March 15, 2004 was filed under Item 5 Other Events announcing the filing of a registration statement for Holly Energy Partners, L.P.

On April 1, 2004, a Current Report on Form 8-K dated March 31, 2004 was filed under Item 5 Other Events announcing our application to list our stock on the New York Stock Exchange.

On April 26, 2004, a Current Report on Form 8-K dated April 26, 2004 was filed under Item 5 Other Events announcing that our stock began trading on the New York Stock Exchange.

HOLLY CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION

(Registrant)

Date: May 7, 2004	/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)

/s/ Stephen J. McDonnell
Stephen J. McDonnell
Vice President and Chief Financial Officer (Principal Financial Officer)