Form 10-Q
period 2004-06-30
HOLLY CORP
filed 2004-08-06
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	1-3876

HOLLY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1056913

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

100 Crescent Court, Suite 1600
Dallas, Texas	75201-6927

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214) 871-3555

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

Yes ☒ No ☐

15,895,233 shares of Common Stock, par value $.01 per share, were outstanding on July 23, 2004.

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

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Additional Factors that May Affect Future Results” (including “Risk Management”) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I and those in Item 1 “Legal Proceedings” in Part II, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	effects of governmental regulations and policies;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out construction projects;

•	our ability to successfully purchase and integrate any future acquired operations;

•	the outcome of litigation with Frontier Oil Corporation;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions;

•	other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

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

     “Crude distillation” means the process of distilling vapor from liquid crudes, usually by heating, and condensing slightly above atmospheric pressure the vapor back to liquid in order to purify, fractionate or form the desired products.

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

     “LPG” means liquid petroleum gases.

     “Refining gross margin” or “refinery gross margin” means the difference between produced refined product netback sales prices and the delivered costs for crude oil and other feedstocks.

     “Reforming” means the process of converting gasoline type molecules into aromatic, higher octane gasoline blend stocks while producing hydrogen in the process.

     “Sour crude oil” means crude oil containing quantities of hydrogen sulfur greater than 0.4%, while “sweet crude oil” would contain quantities of hydrogen sulfur less 0.4%.

     “Vacuum distillation” means the process of distilling vapor from liquid crudes, usually by heating, and condensing below atmospheric pressure the vapor back to liquid in order to purify, fractionate or form the desired products.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLY CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2004	2003
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$64,398	$11,690
Accounts receivable:
Product	110,290	68,662
Crude oil sales	147,073	115,671

	257,363	184,333
Inventories:
Crude oil and refined products	87,827	100,649
Materials and supplies	12,069	11,698

	99,896	112,347
Prepaid transportation receivable	27,189	—
Income taxes receivable	—	7,806
Prepayments and other	26,624	20,230

Total current assets	475,470	336,406
Properties, plant and equipment, at cost	553,707	535,915
Less accumulated depreciation, depletion and amortization	(244,922)	(231,671)

	308,785	304,244
Investments in and advances to joint ventures	10,920	13,850
Other assets:
Prepaid transportation	—	25,000
Other, net	21,862	29,392

	21,862	54,392

Total assets	$817,037	$708,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338,672	$277,897
Accrued liabilities	34,729	28,199
Income taxes payable	24,904	—
Credit agreement borrowings	—	50,000
Current maturities of long-term debt	8,571	8,571

Total current liabilities	406,876	364,667
Deferred income taxes	51,664	50,331
Long-term debt, less current maturities	8,571	8,571
Other long-term liabilities	2,570	2,239
Commitments and contingencies	—	—
Minority interest in joint venture	13,220	14,475
Stockholders’ equity:
Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value - 50,000,000 and 20,000,000 shares authorized - 17,256,851 and 16,885,896 shares issued as of June 30, 2004 and December 31, 2003, respectively	172	169
Additional capital	20,846	15,818
Retained earnings	325,856	264,991
Accumulated other comprehensive income (loss)	(239)	130
Common stock held in treasury, at cost - 1,371,868 shares as of June 30, 2004 and December 31, 2003	(12,499)	(12,499)

Total stockholders’ equity	334,136	268,609

Total liabilities and stockholders’ equity	$817,037	$708,892

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Sales and other revenue	$568,735	$323,287	$1,031,792	$638,199
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	425,654	269,491	800,549	535,586
Operating expenses (exclusive of depreciation, depletion and amortization)	39,935	29,095	78,607	56,264
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization)	11,694	6,772	26,071	12,325
Depreciation, depletion and amortization	9,931	7,941	19,855	16,924
Exploration expenses, including dry holes	305	215	428	463

Total operating costs and expenses	487,519	313,514	925,510	621,562

Gain on sale of assets	—	—	—	16,207

Income from operations	81,216	9,773	106,282	32,844
Other income (expense):
Equity in earnings (loss) of joint ventures	600	978	(55)	(5)
Minority interest in income of joint ventures	(306)	—	(995)	—
Interest income	2,313	145	2,390	295
Interest expense	(751)	(348)	(1,706)	(537)
Reparations payment received	—	15,226	—	15,226

	1,856	16,001	(366)	14,979

Income before income taxes	83,072	25,774	105,916	47,823
Income tax provision:
Current	31,621	9,072	39,572	12,256
Deferred	444	644	1,375	5,983

	32,065	9,716	40,947	18,239

Net income	$51,007	$16,058	$64,969	$29,584

Net income per common share — basic	$3.23	$1.04	$4.14	$1.91
Net income per common share — diluted	$3.13	$1.00	$4.01	$1.85
Cash dividends declared per common share	$0.13	$0.11	$0.26	$0.22
Average number of common shares outstanding:
Basic	15,803	15,503	15,704	15,501
Diluted	16,302	16,048	16,185	16,005

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$64,969	$29,584
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	19,855	16,924
Deferred income taxes	1,375	5,983
Minority interest in income of joint venture	995	—
Equity in earnings of joint ventures	55	5
Interest receivable	(2,189)	—
Equity based compensation expense	722	—
Gain on sale of assets	—	(16,207)
(Increase) decrease in current assets:
Accounts receivable	(73,030)	(15,483)
Inventories	12,451	2,164
Income taxes receivable	8,992	647
Prepayments and other	(6,394)	475
Increase (decrease) in current liabilities:
Accounts payable	60,438	19,413
Accrued liabilities	6,530	6,786
Income taxes payable	25,393	9,227
Turnaround expenditures	—	(4,664)
Other, net	3,627	(3,754)

Net cash provided by operating activities	123,789	51,100
Cash flows from investing activities:
Additions to properties, plant and equipment	(19,119)	(38,533)
Acquisition of Woods Cross refinery and retail stations	—	(56,768)
Investments in and advances to joint ventures	(64)	(78)
Purchase of additional interest in joint venture, net of cash	—	(21,369)
Distributions from joint ventures	2,940	38
Proceeds from sale of pipeline assets	—	24,000

Net cash used for investing activities	(16,243)	(92,710)
Cash flows from financing activities:
Net increase (decrease) in borrowings under revolving credit agreement	(50,000)	50,000
Debt issuance costs	(1,455)	(185)
Issuance of common stock upon exercise of options	2,634	477
Purchase of treasury stock	—	(894)
Cash dividends	(3,767)	(3,408)
Cash distributions to minority interests	(2,250)	—

Net cash provided by (used for) financing activities	(54,838)	45,990
Cash and cash equivalents:
Increase for the period	52,708	4,380
Beginning of the year	11,690	24,266

End of period	$64,398	$28,646

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$1,352	$1,090
Income taxes	$5,174	$2,406

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$51,007	$16,058	$64,969	$29,584
Other comprehensive income (loss):
Derivative instruments qualifying as cash flow hedging instruments:
Change in fair value of derivative instruments	—	—	(329)	(155)
Reclassification adjustment into net income	—	—	(270)	108

Total loss on cash flow hedges before income taxes	—	—	(599)	(47)
Income tax benefit	—	—	230	18

Other comprehensive loss	—	—	(369)	(29)

Total comprehensive income	$51,007	$16,058	$64,600	$29,555

See accompanying notes.

HOLLY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A — Presentation of Financial Statements

     References herein to Holly Corporation include Holly Corporation and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly report on Form 10-Q has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person.

     As of June 30, 2004, we

•	owned and operated three refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), and refineries in Woods Cross, Utah and Great Falls, Montana;

•	owned and operated nine refined product storage terminals in Artesia, Moriarty, Bloomfield and Lovington, New Mexico; El Paso, Texas; Woods Cross, Utah; Great Falls, Montana; Spokane, Washington; and Mountain Home, Idaho;

•	owned interests in four refined product storage terminals in Albuquerque, New Mexico; Tucson, Arizona; and Burley and Boise, Idaho; and

•	owned or leased approximately 2,000 miles of pipeline located principally in West Texas and New Mexico.

     See Note P to the Consolidated Financial Statements for additional information and for information about changes that have occurred due to the initial public offering in July 2004 of limited partnership interests in Holly Energy Partners, L.P., a Delaware limited partnership (“Holly Energy Partners”) which is owned 51% by us and 49% by other investors in Holly Energy Partners.

     On July 30, 2003, we changed our fiscal year from a July 31 fiscal year-end to a December 31 fiscal year-end. A Form 10-K Annual Report was filed for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”). This Form 10-Q includes consolidated statements of income, cash flows and comprehensive income for the three months and six months ended June 30, 2004 and 2003. We have not previously reported the consolidated statements of income, cash flows and comprehensive income for the three months and six months ended June 30, 2003, other than certain quarterly summary information as provided in the notes to the consolidated financial statements in the 2003 Form 10-K. A timing adjustment was made from the amounts previously reported in the quarterly summary information adjusting the March 2003 gain on sale of pipeline assets to the correct reported amount of $16,207,000. This had the effect of increasing net income by $907,000 to $16,058,000 for the three months ended June 30, 2003 from what was reported in the quarterly summary information, as this adjustment was previously included in the three month period ended June 30, 2003.

     We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2004, the consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2004 and 2003 and consolidated cash flows for the six months ended June 30, 2004 and 2003 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe

HOLLY CORPORATION

that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our 2003 Form 10-K.

     Our results of operations for the first six months of 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior reported amounts to conform to current classifications.

Note B — New Accounting Pronouncements

     The American Institute of Certified Public Accountants (“AICPA”) has issued an Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” which would require major maintenance activities to be expensed as costs are incurred. At the April 14, 2004 Financial Accounting Standards Board (“FASB”) meeting, the FASB objected to final clearance of the proposed Statement of Position and further asked the AICPA Accounting Standards Executive Committee to discontinue work on the project. The Board removed the project from the agenda and no further FASB discussion is planned.

Note C — Earnings Per Share

     Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. The following is a reconciliation of basic and diluted per share computations for net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$51,007	$16,058	$64,969	$29,584
Average number of shares of common stock outstanding	15,803	15,503	15,704	15,501
Effect of dilutive stock options	499	545	481	504

Average number of shares of common stock outstanding assuming dilution	16,302	16,048	16,185	16,005

Income per share — basic	$3.23	$1.04	$4.14	$1.91
Income per share — diluted	$3.13	$1.00	$4.01	$1.85

HOLLY CORPORATION

Note D — Stock-Based Compensation

     We have compensation plans under which certain officers and employees have been granted stock options. All the options have been granted at prices equal to the market value of the shares at the time of the grant and normally expire on the tenth anniversary of the grant date. Our stock option based compensation is measured in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

     The following table represents the effect on net income and earnings per share as if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$51,007	$16,058	$64,969	$29,584
Deduct: Total stock-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effects	111	113	194	226

Pro forma net income	$50,896	$15,945	$64,775	$29,358

Net income per share — basic:
As reported	$3.23	$1.04	$4.14	$1.91
Pro forma	$3.22	$1.03	$4.12	$1.89
Net income per share — diluted:
As reported	$3.13	$1.00	$4.01	$1.85
Pro forma	$3.12	$0.99	$4.00	$1.83

     During the six months ended June 30, 2004 we issued 138,850 shares (net of forfeitures) of restricted stock under our Long Term Incentive Compensation Plan. The 75,450 shares issued in the first quarter of 2004 vest 50% on December 31, 2004 and 50% on December 31, 2005. The 63,400 shares issued in the second quarter of 2004 vest 33.3% on January 1, 2007, 33.3% on January 1, 2008 and 33.4% on January 1, 2009. We also issued 8,505 shares of restricted stock to outside directors during the second quarter of 2004. These shares will vest on the date of the Annual Meeting of Stockholders in 2007. Although ownership in these shares will not transfer to the recipients until the vesting terms have expired, recipients have dividend and voting rights on these shares from the date of grant. We are recording the cost of these grants over their corresponding vesting periods and have expensed $0.7 million in the six months ended June 30, 2004.

     During the six months ended June 30, 2004, we also granted 145,850 performance share units (net of forfeitures) under our Long Term Incentive Compensation Plan. The 82,450 units issued during the first quarter of 2004 vest on December 31, 2004. The 63,400 units issued during the second quarter of

HOLLY CORPORATION

2004 vest on December 31, 2006. The cash benefit payable under these grants will be based upon our total shareholder return during the period as compared to the total shareholder return of our peer group refining companies. We are recording the cost of these grants over their corresponding vesting periods and have expensed $1.9 million in the six months ended June 30, 2004.

Note E — Investments in Joint Ventures

     NK Asphalt Partners, a joint venture owned 49% by us and 51% by a subsidiary of Koch Materials Company (“Koch”), manufactures and markets asphalt products from various terminals in Arizona and New Mexico under the name “Koch Asphalt Solutions — Southwest.” We account for this investment using the equity method. We made a contribution to the joint venture in July 2004 of $3.25 million and are required to make additional contributions to the joint venture of up to $3.25 million for each of the next six years contingent on the earnings level of the joint venture. We plan to finance such contributions from our share of cash flows of the joint venture. In the event we fail to make the required contributions, we may lose our voting rights during such default and the other partner could cause the partnership to bring a proceeding to collect the unpaid contributions plus interest at the prime rate plus 2.0%. All asphalt produced at our Navajo Refinery is sold at market prices to the joint venture under a supply agreement. Sales to the joint venture during the six months ended June 30, 2004 and 2003 were $14.4 million and $13.1 million, respectively.

     The following table provides summary financial results for NK Asphalt Partners Joint Venture (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Sales	$28,346	$31,703	$42,931	$43,183

Income from operations	$1,986	$2,344	$2,916	$839

Net income before taxes	$1,494	$1,893	$1,959	$(52)

     The Rio Grande Pipeline Company (“Rio Grande”) is a pipeline joint venture partnership that as of June 30, 2004 was owned 70% by us and 30% by BP p.l.c., and serves northern Mexico by transporting liquid petroleum gases (“LPGs”) from a point near Odessa, Texas to Pemex Gas (“Pemex”) at a point near El Paso, Texas. Pemex then transports the LPGs to its Mendez Terminal near Juarez, Mexico. Prior to June 30, 2003, Rio Grande was owned 25% by us and 75% collectively by two parties unaffiliated with us. On June 30, 2003, we purchased an additional 45% interest in Rio Grande, through a wholly-owned indirect subsidiary, adding to the 25% interest that our subsidiary already owned. Prior to the 45% acquisition, we accounted for the earnings in the joint venture using the equity method. Effective with the purchase, we consolidate the results of Rio Grande and show the interest we do not own as a minority interest in ownership and earnings. The purchase price for the additional 45% interest was $28.7 million, less cash of $7.3 million that we recorded due to the consolidation of Rio Grande at the time of the additional 45% acquisition. In addition to cash, at the date of the acquisition, Rio Grande owned current assets of $0.6 million, net property, plant and equipment of $34.9 million, other net assets of $7.8 million and current liabilities of $0.4 million.

HOLLY CORPORATION

     See Note P to the Consolidated Financial Statements for information about changes that have occurred due to the initial public offering in July 2004 of limited partnership interests in Holly Energy Partners.

Note F — Debt

     On July 1, 2004, we entered into a new $175 million secured revolving credit facility with a term of four years and an option to increase the facility to $225 million under certain conditions. The new credit facility with Bank of America as administrative agent and a lender replaces the credit facility in place at June 30, 2004.

     The maximum amount we borrowed under our previous $100 million revolving credit facility with the Canadian Imperial Bank of Commerce as administrative agent and a lender during the first six months of 2004 was $80.0 million. At June 30, 2004, we had letters of credit outstanding under the facility of $1.2 million and had no borrowings outstanding.

     See Note P to the Consolidated Financial Statements for information on the new four-year $100 million credit facility with Union Bank of California entered into in conjunction with initial public offering in July 2004 of limited partnership interests in Holly Energy Partners.

Note G — Environmental

     Consistent with our accounting policy for environmental remediation and cleanup costs, we expensed $0.4 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively, for environmental remediation and cleanup obligations. The accrued liability reflected in the consolidated balance sheet was $4.0 million at June 30, 2004, of which $2.6 million was classified as other long-term liabilities. Costs of future expenditures for environmental remediation are not discounted to their present value.

Note H — Stockholders’ Equity

     On October 30, 2001, we announced plans to repurchase up to $20.0 million of our common stock. Such repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. We did not repurchase any shares during the six months ended June 30, 2004. From inception of the plan through July 31, 2004, we have repurchased 272,400 shares at a cost of approximately $4.7 million. No stock repurchases have been made since February 7, 2003.

     On August 2, 2004, we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend will be paid on August 30, 2004 to all record holders of common stock at the close of business on August 16, 2004. On August 2, 2004, we also announced that we will be resuming repurchases of stock under the $20.0 million stock repurchase program.

HOLLY CORPORATION

Note I — Derivative Instruments and Hedging Activities

     We periodically utilize petroleum commodity futures contracts to reduce our exposure to the price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. We regularly utilize contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts may meet the definition of a derivative instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We believe these contracts qualify for the normal purchases and normal sales exception under SFAS No. 133, as amended, because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, we have designated these contracts as normal purchases and normal sales contracts and we are not required to record these as derivative instruments under SFAS No. 133, as amended.

     In December 2002, we entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges was to help protect us from the risk that the refinery margin would decline with respect to the hedged crude oil and refined products. To effect the hedges, we entered into gasoline and crude oil futures transactions. Gains and losses initially reported in accumulated other comprehensive income were reclassified into income when the forecasted transactions occurred. In March 2003, as the forecasted transactions occurred, we reclassified $108,000 of actual losses from comprehensive income to cost of sales. The ineffective portion of the hedges resulted in a $32,000 gain that was also included in cost of sales.

     In October 2003, we entered into price swaps to help manage the exposure to price volatility relating to forecasted purchases of natural gas from December 2003 to March 2004. We designated these transactions as cash flow hedges of forecasted purchases. The contracts to hedge natural gas costs were for 6,000, 500, and 2,000 MMBtu per day for the Navajo Refinery, Montana Refinery, and the Woods Cross Refinery, respectively. The January to March 2004 contracts resulted in net realized gains of $270,000 and were recorded as a reduction to refinery operating expenses. There was no ineffective portion of these hedges. There are no price swaps outstanding at June 30, 2004.

Note J — Segment Information

     At June 30, 2004, we had two major business segments: Refining and Pipeline Transportation. The Refining segment involves the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery, Montana Refinery and Woods Cross Refinery. We acquired the Woods Cross Refinery in June 2003. The petroleum products produced by the Refining segment are marketed in the Texas, New Mexico, Arizona, Utah, Wyoming, Montana, Idaho and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes our equity in earnings from our 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The Pipeline Transportation segment at June 30, 2004 included approximately 500 miles of our pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment were earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. Pipeline Transportation segment revenues do

HOLLY CORPORATION

not include any amount relating to pipeline transportation services provided for our refining operations. The Pipeline Transportation segment also included the earnings from our 70% (25% prior to June 30, 2003) interest in Rio Grande Pipeline Company (see Note E to the Consolidated Financial Statements), which provides petroleum products transportation. Our operations not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program, and a small equity investment in retail gasoline stations and convenience stores.

     See Note P to the Consolidated Financial Statements for information about changes that have occurred due to the initial public offering in July 2004 of limited partnership interests in Holly Energy Partners. Our segment reporting will be reviewed to consider the effects of Holly Energy Partners for periods subsequent to the initial public offering.

     The accounting policies for the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003. Our reportable segments are strategic business units that offer different products and services.

			Total for
		Pipeline	Reportable	Corporate	Consolidated
	Refining	Transportation	Segments	and Other	Total
	(In thousands)
Three months ended June 30, 2004
Sales and other revenues	$562,726	$5,124	$567,850	$885	$568,735
Depreciation and amortization	$8,901	$723	$9,624	$307	$9,931
Income (loss) from operations	$86,756	$3,016	$89,772	$(8,556)	$81,216
Income (loss) before taxes	$87,383	$2,710	$90,093	$(7,021)	$83,072
Three months ended June 30, 2003
Sales and other revenues	$316,736	$3,062	$319,798	$3,489	$323,287
Depreciation and amortization	$7,390	$127	$7,517	$424	$7,941
Income (loss) from operations	$10,535	$2,383	$12,918	$(3,145)	$9,773
Income (loss) before taxes	$23,123	$6,007	$29,130	$(3,356)	$25,774
Six months ended June 30, 2004
Sales and other revenues	$1,018,735	$11,796	$1,030,531	$1,261	$1,031,792
Depreciation and amortization	$17,598	$1,641	$19,239	$616	$19,855
Income (loss) from operations	$118,895	$7,632	$126,527	$(20,245)	$106,282
Income (loss) before taxes	$118,867	$6,637	$125,504	$(19,588)	$105,916
Six months ended June 30, 2003
Sales and other revenues	$626,660	$7,608	$634,268	$3,931	$638,199
Depreciation and amortization	$15,574	$420	$15,994	$930	$16,924
Income (loss) from operations	$17,930	$21,490	$39,420	$(6,576)	$32,844
Income (loss) before taxes	$32,694	$22,029	$54,723	$(6,900)	$47,823

Note K — Contingencies

     In November 2002, we settled, by agreement, litigation brought in August 1998 by Longhorn

HOLLY CORPORATION

Partners Pipeline, L.P. (“Longhorn Partners”) against us in a state court in El Paso, Texas and litigation brought in August 2002 by us against Longhorn Partners and related parties in a state court in Carlsbad, New Mexico. In November 2002, under the settlement agreement developed in voluntary mediation, we paid $25.0 million to Longhorn Partners as a prepayment for the transportation of 7,000 barrels per day (“BPD”) of refined products from the Gulf Coast to El Paso for a period of up to six years from the date of the Longhorn Pipeline’s start-up. Longhorn Partners also issued to us an unsecured $25.0 million promissory note, subordinated to certain other indebtedness, that became payable with interest when the Longhorn Pipeline did not begin operations by July 1, 2004. On July 1, 2004, we received $27.2 million from Longhorn Partners which represents payment of $25.0 million principal and $2.2 million interest on the note and results in a termination of our transportation rights under the November 2002 settlement agreement. In the unaudited consolidated balance sheet at June 30, 2004, the $27.2 million received on July 1, 2004, is reflected in Current Assets as “Prepaid transportation receivable.”

     On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit issued its opinion on petitions for review of rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against Kinder Morgan’s SFPP, L.P. (“SFPP”). The appeals court ruled in favor of our positions on most of the disputed issues that concern us and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC that were the subject of proceedings in the appeals court resulted in reparations payments to us in 2003 totaling approximately $15.3 million relating principally to the period from 1993 through July 2000. Because of the remand of the proceedings to the FERC for further consideration of several issues, it is not yet possible to determine whether the amount of reparations actually due to us for the period at issue will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings following the July 2004 appeals court decision are not likely to result in an obligation for us to repay a significant portion of the reparations payments already received and could result in payment of additional reparations to us. The final reparations amount will be determined only after the rulings by the FERC on the remanded issues and any further court proceedings on the case, which could include further review by the appeals court and possibly a petition by one or more of the parties to the United States Supreme Court for review of issues in the case.

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

HOLLY CORPORATION

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

Note L — Sale of Pipeline Assets

     On March 4, 2003, we sold our 400 mile Iatan crude oil gathering system located in West Texas to Plains All-American Pipeline, L.P. for $24.0 million in cash. In connection with the transaction, we have entered into a six-and-a-half year agreement with Plains that commits us to transport on that gathering system at an agreed upon tariff any crude oil we purchase in the relevant area of the Iatan system. The Iatan system, while profitable, was not considered central to our refining operations. The sale resulted in a pre-tax gain of $16.2 million. The proceeds from the sale increased our cash resources available for investment in our core refining operations, including our acquisition of the Woods Cross Refinery.

Note M — Refinery and Retail Assets Acquisition

     On June 1, 2003, we acquired from ConocoPhillips the Woods Cross Refinery, located near Salt Lake City, Utah, and related assets, including a refined products terminal in Spokane, Washington, and a 50% ownership interest in refined products terminals in Boise and Burley, Idaho for an agreed price of $25.0 million plus inventory less obligations assumed. The Woods Cross Refinery has a crude oil capacity of 25,000 BPD. The purchase also included certain pipelines and other transportation assets used in connection with the refinery, 25 retail service stations located in Utah and Wyoming (which we sold in August 2003), and a 10-year exclusive license to market fuels under the Phillips brand in the states of Utah, Wyoming, Idaho and Montana. The total cash purchase price, including expenses and the $2.5 million deposit made in 2002, was $58.3 million. In accounting for the purchase, we recorded inventory of $35.5 million, property, plant and equipment of $25.6 million, intangible assets of $1.6 million and recorded a $4.4 million liability, principally for pension obligations. The $56.8 million shown on the consolidated statement of cash flows at June 30, 2003 for the acquisition of Woods Cross refinery and retail stations includes an overpayment of $1.0 million for inventory and pension benefit liabilities which was returned to us in September 2003.

HOLLY CORPORATION

Note N — Sale of Woods Cross Retail Assets

     In August 2003, we sold our retail assets located in Utah and Wyoming for $7.0 million, less our prorated share of property taxes and certain transaction expenses, plus $1.8 million for inventories, resulting in net cash proceeds of $8.5 million. The sale resulted in a pre-tax loss of approximately $.4 million, due mainly to transaction expenses. The asset package included twenty-five operating retail sites and three closed properties that we acquired from ConocoPhillips on June 1, 2003 in the acquisition of the Woods Cross Refinery. We will continue to supply the stations with fuel from our Woods Cross Refinery under a long-term supply agreement.

Note O — Retirement Plan

     We have a non-contributory defined benefit retirement plan that covers substantially all employees. Our policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.

     The net periodic pension expense consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$775	$453	$1,521	$912
Interest costs	701	643	1,760	1,295
Expected return on assets	(750)	(420)	(1,441)	(845)
Amortization of prior service cost	65	65	130	130
Amortization of net (gain) loss	127	106	343	214

Net periodic benefit cost	$918	$847	$2,313	$1,706

     The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2004 and 2003 net periodic benefit cost. Through June 30, 2004, we have made $3.0 million in contributions and we do not expect to make any additional contributions in 2004.

Note P — Initial Public Offering of Holly Energy Partners

     On March 15, 2004, we filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of limited partnership interests in Holly Energy Partners. Holly Energy Partners was formed to acquire, own and operate substantially all of our refined product pipeline and terminalling assets that support our refining and marketing operations in West Texas, New Mexico, Utah and Arizona and to own our 70% interest in Rio Grande.

     On July 7, 2004, Holly Energy Partners priced 6,100,000 common units for the initial public offering and on July 8, 2004, Holly Energy Partners’ common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, Holly Energy Partners closed its initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 share over-

HOLLY CORPORATION

allotment option that was exercised by the underwriters. Total proceeds to Holly Energy Partners from the sale of the units were $155.8 million, before offering costs and underwriting commissions. We own a 51% interest in Holly Energy Partners, including the general partner interest. The initial public offering represented the sale by us of a 49% interest in Holly Energy Partners.

     One of our affiliates, Holly Energy Partners — Operating, L.P., formed in anticipation of the Holly Energy Partners public offering entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and a lender, in conjunction with the initial public offering, with an option to increase the amount to $175 million under certain conditions. At closing of the initial public offering, $25 million was drawn under the facility.

     The sum of $156 million, the total proceeds of the initial public offering and the credit facility borrowing, less offering costs, underwriting commissions and $10 million retained by Holly Energy Partners for working capital purposes, was transferred to us in July 2004. The initial public offering by Holly Energy Partners and the distribution to us are not reflected in our financial statements included in this report since they occurred after the end of our second quarter. Beginning with the third quarter of 2004, we will consolidate the results of Holly Energy Partners with minority interest treatment for the common units. Until the proceeds we received from the initial public offering are invested in long-term assets, we expect our consolidated earnings to be reduced by approximately $2 million each quarter.

     We hold 7,000,000 subordinated units of Holly Energy Partners. Our rights as holder of subordinated units to receive distributions of cash from Holly Energy Partners are subordinated to the rights of the other limited partners to receive such distributions.

     In connection with the offering, we entered into a 15-year pipelines and terminals agreement with Holly Energy Partners under which we agreed generally to transport or terminal volumes on certain of Holly Energy Partners’ initial facilities that will equal or exceed a specified minimum revenue amount annually (which will initially be $35.4 million and will adjust upward based on the producer price index) over the term of the agreement.

HOLLY CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

     This Item 2, including but not limited to the sections on “Liquidity and Capital Resources” and “Additional Factors that May Affect Future Results,” contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I.

OVERVIEW

     We are principally an independent petroleum refiner operating three refineries in Artesia and Lovington, New Mexico (operated as one refinery), Woods Cross, Utah and Great Falls, Montana. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At June 30, 2004, we also operated a pipeline transportation business consisting of leased and owned pipelines and our 70% investment in the Rio Grande Pipeline Company.

     On March 15, 2004, we filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of limited partnership interests in Holly Energy Partners. Holly Energy Partners was formed to acquire, own and operate substantially all of our refined product pipeline and terminalling assets that support our refining and marketing operations in West Texas, New Mexico, Utah and Arizona and to own our 70% interest in Rio Grande. On July 13, 2004, Holly Energy Partners closed its initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 share over-allotment option that was exercised by the underwriters. Total proceeds to Holly Energy Partners from the sale of the units were $155.8 million, before offering costs and underwriting commissions. We own a 51% interest in Holly Energy Partners, including the general partner interest. The initial public offering represented the sale by us of a 49% interest in Holly Energy Partners. Holly Energy Partners’ common units trade on the New York Stock Exchange under the symbol “HEP.” See "—Liquidity and Capital Resources—Initial Public Offering of Holly Energy Partners” below for additional information and for information about changes that have occurred due to the initial public offering for Holly Energy Partners.

     Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the western United States. Our sales and other revenues for the six months ended June 30, 2004 were $1,032 million and our net income for the six months ended June 30, 2004 was $65.0 million. Our sales and other revenues and net income for the six months ended June 30, 2004 increased from $638 million and $29.6 million, respectively, for the six months ended June 30, 2003. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for six months ended June 30, 2004 were $926 million, an increase from $622 million for the six months ended June 30, 2003. For the six months ended June 30, 2003, we realized a $16.2 million gain on the sale of our 400-mile Iatan crude oil gathering system located in West Texas to Plains All-American Pipeline, L.P. and $15.2 million in reparation payments received.

     On April 26, 2004, our stock began trading on the New York Stock Exchange under the trading symbol “HOC”. Our stock formerly traded on the American Stock Exchange.

     On July 1, 2004, we received $27.2 million from Longhorn Partners which represents a principal payment of $25.0 million plus $2.2 million in interest on a note that became payable when the Longhorn Pipeline did not begin operations by July 1, 2004. This payment also resulted in the termination of our prepaid transportation rights on the Longhorn Pipeline.

HOLLY CORPORATION

     On July 1, 2004, we entered into a new $175 million secured revolving credit facility with Bank of America as administrative agent and a lender, with a term of four years and an option to increase the facility to $225 million under certain conditions. The new credit facility replaces our prior revolving credit facility with the Canadian Imperial Bank of Commerce and may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes.

     We are involved in litigation with Frontier Oil Corporation relating to our agreement to merge entered into on March 30, 2003. The trial with respect to Frontier’s amended Complaint and our Answer and Counterclaims began in the Delaware Court of Chancery on February 23, 2004 and was completed on March 5, 2004. In this litigation, the maximum amount of damages currently asserted by Frontier against us is approximately $161 million plus interest and the maximum amount of damages currently asserted by us against Frontier is approximately $148 million plus interest. A decision is expected to be announced within several months.

     On August 2, 2004, we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend will be paid on August 30, 2004 to all record holders of common stock at the close of business on August 16, 2004. We also announced that we will be resuming repurchases of stock under the $20.0 million stock repurchase program that was originally announced in October 2001.

HOLLY CORPORATION

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended
	June 30,		Change from 2003
	2004	2003	Change	Percent
	(In thousands, except per share data)
Sales and other revenue	$568,735	$323,287	$245,448	75.9%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	425,654	269,491	156,163	57.9
Operating expense (exclusive of depreciation, depletion and amortization)	39,935	29,095	10,840	37.3
Selling, general and administration expenses (exclusive of depreciation, depletion and amortization)	11,694	6,772	4,922	72.7
Depreciation, depletion and amortization	9,931	7,941	1,990	25.1
Exploration expense, including dry holes	305	215	90	41.9

Total operating costs and expenses	487,519	313,514	174,005	55.5

Income from operations	81,216	9,773	71,443	731.0
Other income (expense):
Equity in earnings (loss) of joint ventures	600	978	(378)	(38.7)
Minority interest in income of joint venture	(306)	—	(306)	—
Interest income	2,313	145	2,168	1,495.2
Interest expense	(751)	(348)	(403)	115.8
Reparations payment received	—	15,226	(15,226)	(100.0)

Total other income (expense)	1,856	16,001	(14,145)	(88.4)

Income before income taxes	83,072	25,774	57,298	222.3
Income tax provision	32,065	9,716	22,349	230.0

Net income	$51,007	$16,058	$34,949	217.6%

Net income per common share — basic	$3.23	$1.04	$2.19	210.6%
Net income per common share — diluted	$3.13	$1.00	$2.13	213.0%
Average number of common shares outstanding:
Basic	15,803	15,503	300	1.9%
Diluted	16,302	16,048	254	1.6%

HOLLY CORPORATION

	Six Months Ended
	June 30,		Change from 2003
	2004	2003	Change	Percent
	(In thousands, except per share data)
Sales and other revenue	$1,031,792	$638,199	$393,593	61.7%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	800,549	535,586	264,963	49.5
Operating expense (exclusive of depreciation, depletion and amortization)	78,607	56,264	22,343	39.7
Selling, general and administration expenses (exclusive of depreciation, depletion and amortization)	26,071	12,325	13,746	111.5
Depreciation, depletion and amortization	19,855	16,924	2,931	17.3
Exploration expense, including dry holes	428	463	(35)	(7.6)

Total operating costs and expenses	925,510	621,562	303,948	48.9

Gain on sale of assets	—	16,207	(16,207)	(100.0)

Income from operations	106,282	32,844	73,438	223.6
Other income (expense):
Equity in loss of joint ventures	(55)	(5)	(50)	1,000.0
Minority interest in income of joint venture	(995)	—	(995)	—
Interest income	2,390	295	2,095	710.2
Interest expense	(1,706)	(537)	(1,169)	217.7
Reparations payment received	—	15,226	(15,226)	(100.0)

Total other income (expense)	(366)	14,979	(15,345)	(102.4)

Income before income taxes	105,916	47,823	58,093	121.5
Income tax provision	40,947	18,239	22,708	124.5

Net income	$64,969	$29,584	$35,385	119.6%

Net income per common share — basic	$4.14	$1.91	$2.23	116.8%
Net income per common share — diluted	$4.01	$1.85	$2.16	116.8%
Average number of common shares outstanding:
Basic	15,704	15,501	203	1.3%
Diluted	16,185	16,005	180	1.1%

HOLLY CORPORATION

Balance Sheet Data (Unaudited)

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Cash and cash equivalents	$64,398	$11,690
Working capital	$68,594	$(28,261)
Total assets	$817,037	$708,892
Total debt, including maturities and borrowings under the revolving credit agreement	$17,142	$67,142
Stockholders’ equity	$334,136	$268,609
Total debt to capitalization ratio(1)	4.88%	20.0%

(1)	The total debt to capitalization ratio is calculated by dividing total debt, including current maturities and borrowings under the revolving credit agreement, by the sum of total debt, including current maturities and borrowings under the revolving credit agreement, and stockholders’ equity.

Other Financial Data (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Sales and other revenue(1)
Refining	$562,726	$316,736	$1,018,735	$626,660
Pipeline Transportation	5,124	3,062	11,796	7,608
Corporate and Other	885	3,489	1,261	3,931

Consolidated	$568,735	$323,287	$1,031,792	$638,199

Income (loss) from operations(1)
Refining	$86,756	$10,535	$118,895	$17,930
Pipeline Transportation	3,016	2,383	7,632	21,490
Corporate and Other	(8,556)	(3,145)	(20,245)	(6,576)

Consolidated	$81,216	$9,773	$106,282	$32,844

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net cash provided by operating activities	$86,458	$58,591	$123,789	$51,100
Net cash used for investing activities	$(5,347)	$(96,449)	$(16,243)	$(92,710)
Net cash provided by (used for) financing activities	$(38,975)	$38,198	$(54,838)	$45,990
EBITDA(2)	$91,441	$33,918	$125,087	$64,989

(1)	The Refining segment includes our principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the “Navajo Refinery”),

HOLLY CORPORATION

the Woods Cross Refinery near Salt Lake City, Utah, and our refinery in Great Falls, Montana. Included in the Refining Segment are costs relating to pipelines and terminals that operate in conjunction with the Refining Segment as part of the supply and distribution networks of the refineries. At June 30, 2004, the Pipeline Transportation segment included approximately 500 miles of our pipeline assets in Texas and New Mexico and our 70% interest in Rio Grande Pipeline Company. Revenues of the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. See “—Liquidity and Capital Resources—Initial Public Offering of Holly Energy Partners” below for information about changes that have occurred due to the initial public offering for Holly Energy Partners. Our segment reporting will be reviewed to consider the effects of Holly Energy Partners for periods subsequent to the initial public offering.

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

Refining Operating Data (Unaudited)

     Our refinery operations include the Navajo Refinery, the Woods Cross Refinery and the Montana Refinery. The following tables set forth certain information about our refinery operations:

Navajo Refinery

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Crude charge (BPD)(1)	73,570	60,820	70,510	58,210
Refinery production (BPD)(2)	81,590	68,980	80,430	66,240
Sales of produced refined products (BPD)	77,340	68,070	77,720	64,610
Sales of refined products (BPD)(3)	83,850	76,470	84,240	75,720
Refinery utilization(4)	98.1%	101.4%	94.0%	97.0%
Average per produced barrel(5)
Net sales	$52.72	$36.51	$48.83	$39.21
Raw material costs	37.77	29.98	36.43	32.21

Refinery gross margin	14.95	6.53	12.40	7.00
Refinery operating expenses(6)	3.17	2.75	3.12	3.05

Net cash operating margin	$11.78	$3.78	$9.28	$3.95

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Feedstocks:
Sour crude oil	81%	78%	80%	77%
Sweet crude oil	9%	10%	8%	11%
Other feedstocks and blends	10%	12%	12%	12%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasoline	58%	57%	59%	58%
Diesel fuels	26%	24%	26%	23%
Jet fuels	6%	9%	6%	9%
Asphalt	7%	7%	6%	6%
LPG and other	3%	3%	3%	4%

Total	100%	100%	100%	100%

Woods Cross Refinery(7)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003(7)	2004	2003(7)
Crude charge (BPD)(1)	24,470	24,980	22,840	24,980
Refinery production (BPD)(2)	26,220	25,780	24,340	25,780
Sales of produced refined products (BPD)	24,550	27,150	23,280	27,150
Sales of refined products (BPD)(3)	25,050	27,160	23,580	27,160
Refinery utilization(4)	97.9%	99.9%	91.4%	99.9%
Average per produced barrel(5)
Net sales	$53.39	$38.70	$48.88	$38.70
Raw material costs	42.61	34.25	41.44	34.25

Refinery gross margin	10.78	4.45	7.44	4.45
Refinery operating expenses(6)	3.76	2.50	3.93	2.50

Net cash operating margin	$7.02	$1.95	$3.51	$1.95

Feedstocks:
Sour crude oil	5%	0%	5%	0%
Sweet crude oil	88%	97%	89%	97%
Other feedstocks and blends	7%	3%	6%	3%

Total	100%	100%	100%	100%

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003(7)	2004	2003(7)
Sales of produced refined products:
Gasoline	58%	66%	59%	66%
Diesel fuels	32%	24%	31%	24%
Jet fuels	2%	1%	1%	1%
Fuel oil	7%	9%	7%	9%
LPG and other	1%	0%	2%	0%

Total	100%	100%	100%	100%

Montana Refinery

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Crude charge (BPD)(1)	8,160	5,930	7,030	6,280
Refinery production (BPD)(2)	8,760	6,340	7,610	6,830
Sales of produced refined products (BPD)	8,790	8,030	6,920	6,660
Sales of refined products (BPD)(3)	8,990	8,880	7,130	7,210
Refinery utilization(4)	102.0%	84.7%	87.9%	89.7%
Average per produced barrel(5)
Net sales	$43.29	$34.58	$42.24	$35.96
Raw material costs	34.17	29.24	33.72	30.18

Refinery gross margin	9.12	5.34	8.52	5.78
Refinery operating expenses(6)	5.06	5.48	6.18	6.52

Net cash operating margin	$4.06	$(0.14)	$2.34	$(0.74)

Feedstocks:
Sour crude oil	93%	94%	92%	92%
Other feedstocks and blends	7%	6%	8%	8%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasoline	39%	35%	45%	41%
Diesel fuels	17%	13%	19%	17%
Jet fuels	5%	5%	6%	6%
Asphalt	35%	43%	25%	31%
LPG and other	4%	4%	5%	5%

Total	100%	100%	100%	100%

HOLLY CORPORATION

Consolidated (7)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003(7)	2004	2003(7)
Crude charge (BPD)(1)	106,200	74,990	100,380	68,640
Refinery production (BPD)(2)	116,570	83,820	112,380	77,340
Sales of produced refined products (BPD)	110,680	85,050	107,920	75,760
Sales of refined products (BPD)(3)	117,890	94,300	114,950	87,420
Refinery utilization(4)	98.3%	99.5%	92.9%	96.4%
Average per produced barrel(5)
Net sales	$52.12	$36.56	$48.42	$38.89
Raw material costs	38.56	30.36	37.34	32.16

Refinery gross margin	13.56	6.20	11.08	6.73
Refinery operating expenses(6)	3.45	2.98	3.49	3.32

Net cash operating margin	$10.11	$3.22	$7.59	$3.41

Feedstocks:
Sour crude oil	65%	71%	65%	74%
Sweet crude oil	26%	18%	25%	15%
Other feedstocks and blends	9%	11%	10%	11%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasoline	56%	56%	58%	57%
Diesel fuels	27%	23%	27%	23%
Jet fuels	5%	7%	5%	8%
Asphalt	7%	10%	6%	8%
LPG and other	5%	4%	4%	4%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity. For these calculations, crude oil capacity at the Navajo Refinery increased from 60,000 BPD to 75,000 BPD effective January 1, 2004, crude oil capacity at the Woods Cross Refinery is 25,000 BPD, and crude oil capacity at the Montana Refinery increased from 7,000 BPD to 8,000 BPD effective January 1, 2004.

(5)	Represents average per barrel amounts for produced refined products sold. Reconciliations to amounts reported under generally accepted accounting principles (“GAAP”) are located under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part I of this Form 10-Q.

(6)	Represents operating expenses of refineries, exclusive of depreciation, depletion and amortization and excludes refining segment expenses of product pipelines and terminals.

(7)	We acquired the Woods Cross Refinery on June 1, 2003 and we are reporting amounts for Woods Cross only since the purchase date. Accordingly amounts for the three and six months ended June 30, 2003 show amounts for Woods Cross that are only for the month of June 2003.

HOLLY CORPORATION

Results of Operations — Three Months and Six Months Ended June 30, 2004 Compared with the Three Months and Six Months Ended June 30, 2003

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Summary

     Net income for the three months ended June 30, 2004 was $51.0 million ($3.23 per basic share and $3.13 per diluted share) compared to a net income of $16.1 million ($1.04 per basic share and $1.00 per diluted share) for the three months ended June 30, 2003. The second quarter of 2003 benefited from $15.2 million ($9.3 million after-tax effect or $0.58 per diluted share) in the reparations payment received.

     The $34.9 million increase in net income in the second quarter of 2004 as compared to the second quarter of 2003 is due mainly to improved refined product margins (which we define as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization) and higher volumes, due to our Woods Cross Refinery acquisition in June 2003 and the completion of the expansion of our Navajo Refinery in December 2003. In addition to the industry wide improvements in refined product margins, we also benefited in 2004 from the new gas oil hydrotreater at the Navajo Refinery that was completed in 2003, which enhances higher value light product yields and allows us to process virtually all sour crude oil. These positive factors were offset by the reparations payment received in the second quarter of 2003, and for the second quarter of 2004 increased operating expenses, principally due to the Woods Cross Refinery acquisition, and increased selling, general and administrative expenses, principally due to additional employee compensation.

Sales and Other Revenues

     Sales and other revenues increased 76% from $323.3 million in the second quarter of 2003 to $568.7 million in the second quarter of 2004 due principally to higher refined product sales prices and the operations of the Woods Cross Refinery, and to a lesser degree, higher refined product volumes sold from our Navajo Refinery. The average sales price we received per barrel sold increased 42% from $36.90 in the second quarter of 2003 to $52.44 in the second quarter of 2004. The total volume of refined products we sold increased 25% in the second quarter of 2004 as compared the prior year’s second quarter.

Cost of Products Sold

     Cost of products sold increased 58% from $269.5 million in the second quarter of 2003 to $425.7 million in the second quarter of 2004 due principally to higher costs of crude oil and the operations of the Woods Cross Refinery, and to a lesser degree, higher refined product volumes sold from our Navajo Refinery. The average price we paid per barrel of crude oil purchased increased 27% from $30.36 in the second quarter of 2003 to $38.56 in the second quarter of 2004.

Gross Refinery Margins

     The gross refinery margin per produced barrel increased 119% from $6.20 in the second quarter of 2003 to $13.56 in the second quarter of 2004. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part 1 of the Form 10-Q for a reconciliation to the income statement of prices of refined products sold and costs of crude oil purchased.

HOLLY CORPORATION

Operating Expenses

     Operating expenses increased 37% from $29.1 million in the second quarter of 2003 to $39.9 million in the second quarter of 2004 primarily due to the operations of the recently acquired Woods Cross Refinery, and to a lesser degree, higher utility costs, and the inclusion of the Rio Grande joint venture in the 2004 consolidated statements.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 73% from $6.8 million in the second quarter of 2003 to $11.7 million in the second quarter of 2004 due primarily to additional employee compensation expense of $4.1 million.

Depreciation, Depletion and Amortization Expenses

     Depreciation, depletion and amortization increased 25% from $7.9 million in the second quarter of 2003 to $9.9 million in the second quarter of 2004 due to the acquisition of the Woods Cross Refinery, the large capital program at the Navajo Refinery, and the inclusion of the Rio Grande joint venture in the second quarter 2004 consolidated statements.

Equity in Earnings of Joint Ventures and Minority Interest

     Equity in earnings of joint ventures in the second quarter of 2003 included $0.4 million for our 25% interest in the Rio Grande joint venture and a $0.6 million for our 49% in the NK Asphalt joint venture. Since our acquisition of an additional 45% interest in the Rio Grande joint venture on June 30, 2003, we include our 70% interest in the Rio Grande joint venture in our consolidated financial statements. Equity in earnings of joint ventures in the 2004 second quarter included income of $0.7 million from our interest in the NK Asphalt joint venture. Minority interest in income of joint ventures in the 2004 second quarter was a reduction in income of $0.3 million. This represented the minority interest partner’s 30% ownership share of the Rio Grande joint venture’s income.

Interest Income

     Interest income was $2.3 million in the second quarter of 2004, as compared to $0.1 million for the second quarter of 2003. The increase of $2.2 million is due principally to the $2.2 million accrued as a receivable from Longhorn Partners. On July 1, 2004, we received $27.2 million from Longhorn Partners which represents $25.0 principal plus $2.2 million in interest on the Longhorn Partners note and results in a termination of our prepaid transportation rights under the November 2002 settlement agreement with Longhorn Partners.

Interest Expense

     Interest expense, net of capitalized interest, was $0.3 million in the second quarter of 2003. For the second quarter of 2004, interest expense increased to $0.8 million. The increase for the current year’s second quarter as compared to the same period in 2003 was due to higher borrowings made under our credit facility, and the fact that in 2003 we capitalized $0.5 million of interest costs relating to significant construction projects at the Navajo Refinery.

HOLLY CORPORATION

Reparations Payment Received

     The $15.2 million reparations payment received in 2003 represents amounts we received from SFPP under an order by the FERC relating to tariffs we paid in prior years for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona.

Income Taxes

     Income taxes increased 230% from $9.7 million for the second quarter of 2003 to $32.1 million for the second quarter of 2004 due to higher pre-tax income. The effective tax rate for the second quarter of 2004 was 38.6%, as compared to 37.7% in the second quarter of 2003.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Summary

     Net income for the six months ended June 30, 2004 was $65.0 million ($4.14 per basic share and $4.01 per diluted share), an increase of $35.4 million from net income of $29.6 million ($1.91 per basic share and $1.85 per diluted share) for the six months ended June 30, 2003. The six months ended June 30, 2003 benefited from $15.2 million in reparations payment received and a one time gain of $16.2 million associated with the sale of certain pipeline assets. The combined effect of the reparations payment and gain on sale was a $19.2 million increase in after-tax income and represented $1.20 per diluted share.

     The $35.4 increase in net income in the first six months of 2004 as compared to the first six months of 2003 is due mainly to improved refined product margins and higher volumes, due to our Woods Cross Refinery acquisition in June 2003 and the completion of the expansion of our Navajo Refinery in December 2003. In addition to the industry wide improvements in refined product margins, we also benefited in 2004 from the new gas oil hydrotreater at the Navajo Refinery that was completed in 2003, which enhances higher value light product yields and allows us to process virtually all sour crude oil. These positive factors were offset by the reparations payment received and the gain on sale of pipeline assets in 2003, and in 2004 increased operating expenses, principally due to the Woods Cross Refinery acquisition, and increased selling, general and administrative expenses, principally due to legal costs associated with our litigation with Frontier Oil Corporation and additional employee compensation.

Sales and Other Revenues

     Sales and other revenues increased 62% from $638.2 million for the six months ended June 30, 2003 to $1,031.8 million for the six months ended June 30, 2004 due principally to the operations of the Woods Cross Refinery, and to a lesser degree, to higher refined product sales prices and higher refined product volumes sold from our Navajo Refinery. The average sales price we received per barrel sold increased 23% from $39.58 for the first six months of 2003 to $48.68 for the first six months of 2004. The total volume of refined products we sold increased 31% in the first six months of 2004 as compared the first six months of 2003.

HOLLY CORPORATION

Cost of Products Sold

     Cost of products sold increased 49% from $535.6 million for the six months ended June 30, 2003 to $800.5 million for the six months ended June 30, 2004 principally due to the operations of the Woods Cross Refinery, and to a lesser degree, higher costs of crude oil and higher refined product volumes sold from our Navajo Refinery. The average price we paid per barrel of crude oil purchased increased 16% from $32.16 for the first six months of 2003 to $37.34 for the first six months of 2004.

     We recognized $2.8 million in income in the first six months of 2004 resulting from liquidations of certain LIFO inventory quantities that were carried at lower costs as compared to current costs.

Gross Refinery Margins

     The gross refinery margin per produced barrel increased 65% from $6.73 for the six months ended June 30, 2003 to $11.08 for the six months ended June 30, 2004. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part 1 of the Form 10-Q for a reconciliation to the income statement of prices of refined products sold and costs of crude oil purchased.

Operating Expenses

     Operating expenses increased 40% from $56.3 million for the six months ended June 30, 2003 to $78.6 million for the six months ended June 30, 2004 primarily due to the operations of the recently acquired Woods Cross Refinery, and to a lesser degree, higher utility costs, and the inclusion of the Rio Grande joint venture in the 2004 consolidated statements.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 112% from $12.3 million for the six months ended June 30, 2003 to $26.1 million for the six months ended June 30, 2004 due primarily to $4.0 million of legal costs we incurred in 2004 associated with the litigation with Frontier, additional employee compensation expense of $6.7 million, and to a lesser degree, selling, general and administrative costs related to the Woods Cross Refinery.

Depreciation, Depletion and Amortization Expenses

     Depreciation, depletion and amortization increased 17% from $16.9 million for the six months ended June 30, 2003 to $19.9 million for the six months ended June 30, 2004 due to the acquisition of the Woods Cross Refinery, the large capital program at the Navajo Refinery, and the inclusion of the Rio Grande joint venture in the 2004 consolidated statements.

Gain on Sale of Assets

     The gain on sale of assets for the six months ended June 30, 2003 is from the sale of our 400 mile Iatan crude oil gathering system located in West Texas to Plains All-American Pipeline, L.P.

Equity in Earnings of Joint Ventures and Minority Interest

     Equity in earnings of joint ventures in the first six months of 2003 included income of $0.5 million

HOLLY CORPORATION

for our 25% interest in the Rio Grande joint venture and a loss of $0.5 million for our 49% in the NK Asphalt joint venture. Since our acquisition of an additional 45% interest in the Rio Grande joint venture on June 30, 2003, we include our 70% interest in the Rio Grande joint venture in our consolidated financial statements. Equity in earnings of joint ventures for the six months ended June 30, 2004 included income of $0.1 million from our interest in the NK Asphalt joint venture. Minority interest in income of joint ventures for the six months ended June 30, 2004 resulted in a reduction in income of $1.0 million. This represented the minority interest partner’s 30% ownership share of the Rio Grande joint venture’s income.

Interest Income

     Interest income for the six months ended June 30, 2003 was $0.3 million as compared to $2.4 million for the six months ended June 30, 2004. The increase of $2.1 million is due principally to the $2.2 million accrued as a receivable from Longhorn Partners. On July 1, 2004, we received $27.2 million from Longhorn Partners which represents $25.0 principal plus $2.2 million in interest on the Longhorn Partners note and results in a termination of our prepaid transportation rights under the November 2002 settlement agreement with Longhorn Partners.

Interest Expense

     Interest expense, net of capitalized interest, was $0.5 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, interest expense increased to $1.7 million. The $1.2 million increase was due to higher borrowings made under our credit agreement, and the fact that in 2003 we capitalized $1.0 million of interest costs relating to significant construction projects at the Navajo Refinery.

Reparations Payment Received

     The $15.2 million reparations payment received in 2003 represents amounts we received from SFPP under an order by the FERC relating to tariffs we paid in prior years for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona.

Income Taxes

     Income taxes increased 125% from $18.2 million for the six months ended June 30, 2003 to $40.9 million for the six months ended June 30, 2004 due to higher pre-tax income. The effective tax rate for the first six months of 2004 was 38.7%, as compared to 38.1% for the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $52.7 million during the six months ended June 30, 2004. The cash flow generated from operating activities of $123.8 million exceeded the cash used for financing activities of $54.8 million and for investing activities of $16.2 million. Working capital increased during the six months ended June 30, 2004 by $96.9 million.

     At June 30, 2004, we had letters of credit outstanding under our revolving credit facility with the Canadian Imperial Bank of Commerce of $1.2 million and had no borrowings outstanding. Borrowings as of December 31, 2003 under this credit facility were classified as a current liability because the facility

HOLLY CORPORATION

was set to expire in October 2004. We terminated this facility as of July 1, 2004 and no longer have any borrowings under it.

     On July 1, 2004, we entered into a new $175 million secured revolving credit facility which replaced the prior revolving credit facility. The new credit facility with Bank of America, as administrative agent and a lender, has a term of four years and we may increase it to $225 million under certain conditions. The new credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes.

     On October 30, 2001, we announced plans to repurchase up to $20.0 million of our common stock. Since that date we have made repurchases from time to time in open market purchases or privately negotiated transactions, subject to price and availability. The repurchases have been financed with currently available corporate funds. We did not repurchase any shares during the six months ended June 30, 2004. From inception of the plan through July 31, 2004, we have repurchased 272,400 shares at a cost of approximately $4.7 million. No stock repurchases have been made since February 7, 2003. On August 2, 2004, we announced that we will be resuming repurchases of stock under the $20.0 million stock repurchase program.

     We believe our current cash balances, including the proceeds from Holly Energy Partners transferred to us, future internally generated cash flow, and funds available under our new credit facility, provide sufficient resources to fund planned capital projects, scheduled repayments of our senior notes, continued payment of dividends (although dividend payments must be approved by the Board of Directors and cannot be guaranteed), and our liquidity needs for the foreseeable future.

Initial Public Offering of Holly Energy Partners

     On March 15, 2004, we filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of limited partnership interests in Holly Energy Partners. Holly Energy Partners was formed to acquire, own and operate substantially all of our refined product pipeline and terminalling assets that support our refining and marketing operations in West Texas, New Mexico, Utah and Arizona and to own our 70% interest in Rio Grande.

     On July 7, 2004, Holly Energy Partners priced 6,100,000 common units for the initial public offering and on July 8, 2004, Holly Energy Partners’ common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, Holly Energy Partners closed its initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 share over-allotment option that was exercised by the underwriters. Total proceeds to Holly Energy Partners from the sale of the units were $155.8 million, before offering costs and underwriting commissions. We own a 51% interest in Holly Energy Partners, including the general partner interest. The initial public offering represented the sale by us of a 49% interest in Holly Energy Partners.

     One of our affiliates, Holly Energy Partners — Operating, L.P., formed in anticipation of the Holly Energy Partners public offering entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and a lender, in conjunction with the initial public offering, with an option to increase the amount to $175 million under certain conditions. At closing of the initial public offering, $25 million was drawn under the facility.

     The sum of $156 million, the total proceeds of the initial public offering and the credit facility borrowing, less offering costs, underwriting commissions and $10 million retained by Holly Energy

HOLLY CORPORATION

Partners for working capital purposes, was transferred to us in July 2004. The initial public offering by Holly Energy Partners and the distribution to us are not reflected in our financial statements included in this report since they occurred after the end of our second quarter. Beginning with the third quarter of 2004, we will consolidate the results of Holly Energy Partners with minority interest treatment for the common units. Until the proceeds we received from the initial public offering are invested in long-term assets, we expect our consolidated earnings to be reduced by approximately $2 million each quarter.

     We hold 7,000,000 subordinated units of Holly Energy Partners. Our rights as holder of subordinated units to receive distributions of cash from Holly Energy Partners are subordinated to the rights of the other limited partners to receive such distributions.

     In connection with the offering, we entered into a 15-year pipelines and terminals agreement with Holly Energy Partners under which we agreed generally to transport or terminal volumes on certain of Holly Energy Partners’ initial facilities that will equal or exceed a specified minimum revenue amount annually (which will initially be $35.4 million and will adjust upward based on the producer price index) over the term of the agreement.

Cash Flows from Operating Activities

     Cash flows provided by operating activities amounted to $123.8 million for the six months ended June 30, 2004, compared to cash provided by operating activities of $51.1 million for the six months ended June 30, 2003. The $72.7 million net increase in cash provided by operating activities for the first six months of 2004 as compared to the first six months of 2003 was primarily due to an increase in net income of $51.6 million (excluding the effect of the pre-tax gain on sale of assets). Additionally, positively impacting cash provided by operating activities in 2004 as compared to 2003, were greater increases in accounts payable of $41.0 million and net income taxes payable of $24.5 million, a larger decrease in inventories of $10.3 million, and turnaround expenditures incurred in 2003 of $4.7 million. These increases in cash flow were partially offset by significant items decreasing cash flow, when comparing the first six months of 2004 to the first six months of 2003, including a greater increase in accounts receivable of $57.5 million, an increase in prepayments and other in 2004 as compared to a small decrease in 2003 resulting in a net increase of $6.9 million, and a decrease of $4.6 million in deferred taxes.

Cash Flows Used for Investing Activities and Capital Projects

     Cash flows used for investing activities were $16.2 million for the six months ended June 30, 2004, as compared to cash flows used for investing activities of $92.7 million for the six months ended June 30, 2003. Cash expenditures for property, plant and equipment for the first six months of 2004 totaled $19.1 million, as compared to $38.5 million for the six months ended June 30, 2003. In the first six months of 2004, we received a distribution of $2.9 million from our asphalt joint venture. Our net cash flows provided by investing activities in 2003 included $24.0 million in proceeds from the sale of a crude oil gathering pipeline system located in West Texas, a cash outlay of $56.8 million for the purchase of the Woods Cross refinery on June 1, 2003 and $21.4 million for the purchase of an additional 45% interest in the Rio Grande joint venture.

     We have invested significant amounts in capital expenditures in recent years to expand and enhance the Navajo Refinery and expand its supply and distribution network. In December 2003, we completed a major expansion project at the Navajo Refinery that included the construction of a new gas oil hydrotreater unit. The total cost of the project was approximately $85.0 million, excluding capitalized

HOLLY CORPORATION

interest. The hydrotreater enhances higher value light product yields and expands our ability to produce additional quantities of gasolines meeting the present California Air Resources Board (“CARB”) standards, which were adopted in the Phoenix market for winter months beginning in late 2000, and enables us to meet the recently adopted Environmental Protection Agency (“EPA”) nationwide low-sulfur gasoline requirements that became effective January 1, 2004. Contemporaneous with the hydrotreater project, we completed necessary modifications to several of the Artesia and Lovington processing units for the Navajo Refinery expansion, which increased crude oil refining capacity from 60,000 BPD to 75,000 BPD. The permits we received for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of the Navajo Refinery’s crude oil capacity to an estimated 80,000 BPD, but a schedule for such additional expansion has not been determined.

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

Planned Capital Expenditures

     Each year our Board of Directors approves capital projects that our management is authorized to undertake in our annual capital budget. The funds allocated for a particular capital project in the annual capital budget may be expended in the current year or over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our capital budget adopted for 2004 totals approximately $45.0 million, comprised of $7.0 million for refining and pipeline improvement projects for the Navajo Refinery, $19.5 million for projects at the Woods Cross Refinery, $0.5 million for projects at the Montana Refinery, $0.3 million for oil and gas exploration and production, $0.7 million for information technology and other, and $17.0 million for management to pursue new high-return pipeline transportation and terminal opportunities relating to the distribution network of the Navajo Refinery. For 2004, we expect to expend approximately $32.0 million on capital projects, which amounts include certain carryovers of capital projects from previous years, less carryovers to 2005 of certain of the 2004 approved capital items, including the $17.0 million authorized for new pipeline and terminal projects for which no material amounts are expected to be expended in 2004. We are finalizing our clean fuels strategy for the Woods Cross Refinery, which will be required to address the requirement for lower sulfur in on-road diesel fuel beginning June 1, 2006. The original 2004 capital budget for the Woods Cross Refinery includes preliminary costs of $13.5 million for increased hydrogen production, $3.0 million associated with a selected low-sulfur diesel desulfurization project, and approximately $3.0 million for other refinery improvements. However, we are continuing our analysis to determine the most effective means to meet low-sulfur diesel requirements, and our estimate of total costs for these projects is expected to exceed the original 2004 capital budget amounts for the Woods Cross Refinery. For our Navajo and Montana refineries, we are currently studying options which will allow us to meet the low-sulfur on-road diesel fuel requirements.

HOLLY CORPORATION

Cash Flows from Financing Activities

     Cash flows used for financing activities were $54.8 million for the six months ended June 30, 2004, as compared to cash flows provided by financing activities of $46.0 million for the six months ended June 30, 2003. During the first six months of 2004, we repaid in full our borrowings under our credit facility of $50.0 million, paid $3.8 million in dividends, received $2.6 million for common stock issued upon the exercise of options, and made a distribution of $2.3 million to the minority interest partner of the Rio Grande Pipeline Company. During the first six months of 2003, we had net borrowings under our credit facility of $50.0 million, spent $0.9 million to repurchase shares of common stock, paid $3.4 million in dividends and received $0.5 million for common stock issued upon exercise of options.

Contractual Obligations and Commitments

     During the six months ended June 30, 2004, there were no significant changes to our contractual obligations for long-term debt and operating leases, other than the regular payments made under existing operating leases.

     In July 2000, we formed a joint venture with a subsidiary of Koch Materials Company (“Koch”) called NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name “Koch Asphalt Solutions — Southwest.” We contributed our asphalt terminal and asphalt blending and modifications assets in Arizona to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt manufacturing and marketing assets to NK Asphalt Partners. In January 2002, we sold a 1% equity interest to Koch, thereby reducing our interest from 50% to 49%. All asphalt produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement. We made a contribution to the joint venture in July 2004 of $3.25 million and are required to make additional contributions to the joint venture of up to $3.25 million for each of the next six years contingent on the earnings level of the joint venture. We plan to finance such contributions from our share of cash flows of the joint venture. In the event we fail to make the required contributions, we may lose our voting rights during such default and the other partner could cause the partnership to bring a proceeding to collect the unpaid contributions plus interest at the prime rate plus 2.0%.

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

     In connection with the Holly Energy Partners offering, discussed above, we entered into a 15-year pipelines and terminals agreement with Holly Energy Partners under which we agreed generally to transport or terminal volumes on certain of Holly Energy Partners’ initial facilities that will equal or exceed a specified minimum revenue amount annually (which will initially be $35.4 million and will adjust upward based on the producer price index) over the term of the agreement.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles

HOLLY CORPORATION

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

     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2004.

New Accounting Prouncements

Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment”

     The American Institute of Certified Public Accountants (“AICPA”) has issued an Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” which would require major maintenance activities to be expensed as costs are incurred. At the April 14, 2004 Financial Accounting Standards Board (“FASB”) meeting, the FASB objected to final clearance of the proposed Statement of Position and further asked the AICPA Accounting Standards Executive Committee to discontinue work on the project. The Board removed the project from the agenda and no further FASB discussion is planned.

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

     The proposed Longhorn Pipeline, which is owned by Longhorn Partners, is an additional potential source of pipeline transportation from Gulf Coast refineries to El Paso. This pipeline is proposed to run approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. Longhorn Partners has proposed to use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. In December 2003, the United States Court of Appeals for the Fifth Circuit affirmed the decision by the federal district court in Austin, Texas that allows the Longhorn Pipeline to begin operations when agreed improvements have been completed. The plaintiffs in these proceedings filed in April 2004 a petition to the Supreme Court of the United States seeking review of the Court of Appeals decision. We understand the current planned start-up date for the Longhorn Pipeline is sometime in the latter half of 2004.

     If the Longhorn Pipeline operates as currently proposed, it could result in downward pressure on

HOLLY CORPORATION

wholesale refined products margins in El Paso and related markets. However, any effects on our markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the near-term because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although ChevronTexaco has not announced any plans to expand its common carrier pipeline from El Paso to Albuquerque to address their capacity constraint, SFPP has announced plans to expand the capacity of its pipeline from El Paso to the Arizona market by 53,000 BPD. According to industry sources, this expansion is expected to be complete during late 2005 or early 2006. Although our results of operations might be adversely impacted by the start-up of the Longhorn Pipeline, we are unable to predict at this time the extent to which we could be negatively affected.

     In November 2002, as a result of our settlement of litigation with Longhorn Partners, we prepaid $25.0 million to Longhorn Partners for the shipment of 7,000 BPD of refined products from the Gulf Coast to El Paso in a period of up to six years from the date the Longhorn Pipeline begins operations if such operations began by July 1, 2004. Under the agreement, the prepayment would have covered shipments of 7,000 BPD for approximately four and a half years assuming there were no curtailments of service once operations began. On July 1, 2004, under the terms of the November 2002 settlement agreement that terminated litigation between us and Longhorn Partners, we received $25.0 million principal plus $2.2 million of interest from Longhorn Partners. This repayment resulted in a termination of our prepaid transportation rights under the November 2002 settlement agreement.

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

HOLLY CORPORATION

RISK MANAGEMENT

     We use certain strategies to reduce some commodity price and operational risks. We do not attempt to eliminate all market risk exposures when we believe the exposure relating to such risk would not be significant to our future earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit. Our profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on our earnings, financial condition and cash flows.

     We periodically utilize petroleum commodity futures contracts to reduce our exposure to price fluctuations associated with crude oil and refined products. In October 2003, we entered into price swaps to help manage the exposure to price volatility relating to forecasted purchases of natural gas from December 2003 to March 2004. These transactions were designated as cash flow hedges of forecasted purchases. The contracts to hedge natural gas costs were for 6,000, 500, and 2,000 MMBtu per day for the Navajo Refinery, Montana Refinery, and the Woods Cross Refinery, respectively. The January to March 2004 contracts resulted in net realized gains of $270,000 and were recorded as a reduction to refinery operating expenses. There was no ineffective portion of these hedges, and at June 30, 2004, no price swaps were outstanding.

     At June 30, 2004, we had outstanding unsecured debt of $17.1 million and had no borrowings outstanding under our credit facility. We do not have significant exposure to changing interest rates on our unsecured debt because the interest rates are fixed, the average maturity is approximately one year and such debt represents approximately 4.9% of our total capitalization. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. We used borrowings under our previous credit facility to finance our working capital needs. The maximum borrowing under our previous credit facility during the first six months of 2004 was $80.0 million. Through June 30, 2004, we invested any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments was low. Subsequent to the initial public offering of Holly Energy Partners, we are investing certain available cash in portfolios of investment grade debt securities with average duration of not greater than one year. A ten percent change in the market interest rate over the next year would not materially impact our earnings or cash flows since the interest rates on our long-term debt are fixed and our borrowings under our credit facility and short-term investments are at short-term market rates and such interest has historically not been significant as compared to our total operations. A ten percent change in the market interest rate over the next year would not materially impact our financial condition since the average maturity of our long-term debt is approximately one year, such debt represents approximately 4.9% of our total capitalization, and our borrowings under our credit facility and short-term investments are at short-term market rates.

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

     Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation based upon accounting principles generally accepted in the United States of America; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$51,007	$16,058	$64,969	$29,584
Add provision for income tax	32,065	9,716	40,947	18,239
Add interest expense	751	348	1,706	537
Subtract interest income	(2,313)	(145)	(2,390)	(295)
Add depreciation and amortization	9,931	7,941	19,855	16,924

EBITDA	$91,441	$33,918	$125,087	$64,989

Reconciliations of refinery operating information to amounts reported under generally accepted accounting principles in financial statements.

     Per barrel sales, material costs, operating cost and margins are used by management and others to compare our refining performance to that of other companies in our industry. Refinery gross margin is the difference between net sales price per barrel and raw material costs per barrel of produced refined products. Net cash operating margin is the difference between refinery gross margin per barrel and refinery operating cost per barrel. Other companies may not calculate margins in the same manner. Per barrel sales, material cost, and operating cost of produced refined products can be reconciled to our Statement of Income. Refining segment sales can be calculated by taking the sum of produced refined products (or calculated on a refinery stand-alone basis) times the average sales price per produced barrel sold and purchased refined products times the average sales price per purchased barrel sold, times the number of days in the period. Refining segment costs of products sold would be calculated in the same manner. Refining operating expenses would be calculated by taking the sum of produced refined products sold (or calculated on a refinery stand-alone basis) times the average cash operating cost per barrel produced, times the number of days in the period. Due to rounding of reported numbers, some

HOLLY CORPORATION

amounts may not calculate exactly. The average produced barrel per day net sales, raw material costs and refinery operating cost are reconciled to sales and other revenue, cost of product sold and operating expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003(1)	2004	2003(1)
Navajo Refinery
Sale of produced refined products (BPD)	77,340	68,070	77,720	64,610
Average per produced barrel:
Net sales	$52.72	$36.51	$48.83	$39.21
Raw materials	37.77	29.98	36.43	32.21

Refinery gross margin	14.95	6.53	12.40	7.00
Refinery operating costs	3.17	2.75	3.12	3.05

Net cash operating margin	$11.78	$3.78	$9.28	$3.95

Woods Cross Refinery(1)
Sale of produced refined products (BPD)	24,550	27,150	23,280	27,150
Average per produced barrel:
Net sales	$53.39	$38.70	$48.88	$38.70
Raw materials	42.61	34.25	41.44	34.25

Refinery gross margin	10.78	4.45	7.44	4.45
Refinery operating costs	3.76	2.50	3.93	2.50

Net cash operating margin	$7.02	$1.95	$3.51	$1.95

Montana Refinery
Sale of produced refined products (BPD)	8,790	8,030	6,920	6,660
Average per produced barrel:
Net sales	$43.29	$34.58	$42.24	$35.96
Raw materials	34.17	29.24	33.72	30.18

Refinery gross margin	9.12	5.34	8.52	5.78
Refinery operating costs	5.06	5.48	6.18	6.52

Net cash operating margin	$4.06	$(0.14)	$2.34	$(0.74)

HOLLY CORPORATION

Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003(1)	2004	2003(1)
	(In thousands, except barrel data)
Sales of produced refined products (BPD)	110,680	85,050	107,920	75,760
Average per produced barrel:
Net sales	$52.12	$36.56	$48.42	$38.89
Raw materials	38.56	30.36	37.34	32.16

Refinery gross margin	13.56	6.20	11.08	6.73
Refinery operating costs	3.45	2.98	3.49	3.32

Net cash operating margin	$10.11	$3.22	$7.59	$3.41

Sales of produced refined products (BPD)	110,680	85,050	107,920	75,760
Average sales price per produced barrel sold	$52.12	$36.56	$48.42	$38.89
Average raw material costs per produced barrel	$38.56	$30.36	$37.34	$32.16
Average cash operating expenses per produced barrel sold	$3.45	$2.98	$3.49	$3.32
Sales of purchased refined products (BPD)(2)	7,210	9,250	7,030	11,660
Average sales price per purchased barrel sold	$57.25	$40.05	$52.63	$44.09
Average cost per purchased barrel sold	$57.07	$38.54	$52.69	$43.91
Sales of all refined products (BPD)	117,890	94,300	114,950	87,420
Average sales price per sales barrel	$52.44	$36.90	$48.68	$39.58
Average costs of products per barrel sold	$39.69	$31.16	$38.28	$33.72
Refined product sales	$562,548	$316,678	$1,018,375	$626,359
Other refining segment revenue	178	58	360	301

Total refining segment revenue	562,726	316,736	1,018,735	626,660
Pipeline transportation segment sales & other revenues	5,124	3,062	11,796	7,608
Corporate and Other revenues and eliminations	885	3,489	1,261	3,931

Sales and other revenues	$568,735	$323,287	$1,031,792	$638,199

Refining segment costs of products sold	$425,783	$267,585	$800,780	$533,812
Corporate and other costs and eliminations	(129)	1,906	(231)	1,774

Cost of products sold	$425,654	$269,491	$800,549	$535,586

Refinery operating expenses	$34,747	$23,072	$68,552	$45,587
Other refining segment operating expenses(3)	3,574	4,724	7,501	8,024

Total refining segment operating expenses	38,321	27,796	76,053	53,611
Pipeline transportation segment operating expenses	1,522	517	2,421	1,838
Corporate and Other costs and eliminations	92	782	133	815

Operating expenses	$39,935	$29,095	$78,607	$56,264

HOLLY CORPORATION

(1)	We purchased the Woods Cross, Utah refinery from ConocoPhillips on June 1, 2003. Barrels per day (“BPD”) for Woods Cross is calculated on actual production of the plant since June 1, 2003 (30 days for the three months and six months ended June 30, 2003). Consolidated barrels per day are computed based upon total volumes for all three refineries divided by the number of calendar days in each period presented.

(2)	We purchase finished refined products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments where we choose to redirect produced products to more profitable markets.

(3)	Represents refining segment expenses of product pipelines and terminals, principally relating to the marketing of products from the Navajo Refinery.

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

HOLLY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On August 20, 2003, Frontier Oil Corporation filed a lawsuit in the Delaware Court of Chancery against us seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement announced in late March 2003 under which we and Frontier would be combined. On August 21, 2003, we formally notified Frontier of our position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were and are excused and that we may terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. The trial with respect to Frontier’s Complaint and our Answer and Counterclaims began in the Delaware Court of Chancery on February 23, 2004 and was completed on March 5, 2004. In this litigation, the maximum amount of damages currently asserted by Frontier against us is approximately $161 million plus interest and the maximum amount of damages we are currently asserting against Frontier is approximately $148 million plus interest. Post-trial briefing was completed in late April 2004 and on May 4, 2004 the court heard oral argument. A decision is expected to be announced within several months from the date of this report. Although it is not possible at the date of this report to predict the outcome of this litigation, we believe that the claims made by Frontier in the litigation are wholly without merit and that our counterclaims are well founded.

     We have pending in the United States Court of Federal Claims a lawsuit against the Department of Defense relating to claims totaling approximately $298 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999. In October 2003, the judge before whom the case is pending issued a ruling that denied the Government’s motion for partial summary judgment on all issues raised by the Government and granted our motion for partial summary judgment on most of the issues we raised. The ruling on the motions for summary judgment in our case does not constitute a final ruling on our claims, but instead the judge’s ruling is expected to be followed by substantial discovery proceedings and then a trial on factual issues. We plan to seek to amend our complaint in this lawsuit to add an additional claim for approximately $900,000 which we submitted to the Government in September 2003 and which the Government denied in November 2003. The trial judge in our case issued an order on March 18, 2004 to stay proceedings in our case while interlocutory appeals to the United States Court of Appeals for the Federal Circuit are pending on rulings by two other United States Court of Federal Claims judges in cases relating to military fuel sales of two other refining companies. The rulings in these two cases were favorable to the position of the refining company in one case and favorable to the position of the Government in the other case. A decision by the appeals court in these cases is expected to be issued by early in 2005 and such decision could substantially affect our lawsuit. It is not possible at the date of this report to predict the outcome of further proceedings in our case or the impact on our case of any decisions by the appeals court in the related cases, nor is it possible to predict what amount, if any, will ultimately be payable to us with respect to our lawsuit.

     On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit issued its opinion on petitions for review of rulings by the FERC in proceedings brought by us and other parties against SFPP. The appeals court ruled in favor of our positions on most of the disputed issues that concern us and remanded the case to the FERC for additional consideration of several issues, some of

HOLLY CORPORATION

which are involved in our claims. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC that were the subject of proceedings in the appeals court resulted in reparations payments to us in 2003 totaling approximately $15.3 million relating principally to the period from 1993 through July 2000. Because of the remand of the proceedings to the FERC for further consideration of several issues, it is not yet possible to determine whether the amount of reparations actually due to us for the period at issue will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings following the July 2004 appeals court decision are not likely to result in an obligation for us to repay a significant portion of the reparations payments already received and could result in payment of additional reparations to us. The final reparations amount will be determined only after the rulings by the FERC on the remanded issues and any further court proceedings on the case, which could include further review by the appeals court and possibly a petition by one or more of the parties to the United States Supreme Court for review of issues in the case.

     On May 21, 2004 we responded to a Request for Information from the EPA under Section 114 of the Clean Air Act that we had received in April 2004. The Request for Information related to certain batches of gasoline produced and shipped by our Navajo Refinery in 2000 through 2003 and followed informal communications with the EPA concerning our compliance with environmental regulations applicable to gasolines produced by the Navajo Refinery. One specific matter that was the subject of informal communications with the EPA in early 2004 but that was not the subject of the Request for Information was the inadvertent issuance by the Navajo Refinery for almost 12 months during 2001 and 2002 of delivery documents to exchange partners that failed to properly contain statements required by federal regulations that the product did not meet the requirements for reformulated gasoline. We believe that this omission did not result in the delivery of non-reformulated gasoline to geographic areas where federal regulations require the use of reformulated gasoline. We discovered and corrected this problem, which had been caused by a computer system problem at the Navajo Refinery’s Artesia, New Mexico loading rack, and self-reported the violation in our annual attestation statement made to the EPA in May 2002. We have no indication at this stage whether or not the EPA will consider any of the matters that were the subject of informal communications with the EPA in early 2004, including the matters that are the subject of the April 2004 Request for Information, as matters for enforcement action. If such enforcement action were taken, we do not believe that it would result in a material adverse effect on our results of operations or financial condition.

HOLLY CORPORATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders on May 13, 2004, all ten of the nominees for directors as listed in the proxy statement were elected.

Election of Directors

	Total Votes	Total Votes
	"For"	"Withheld"
Buford P. Berry	14,398,223	790,928
Matthew P. Clifton	11,622,313	3,566,838
W. John Glancy	11,619,121	3,570,030
William J. Gray	11,604,775	3,584,376
Marcus R. Hickerson	11,356,002	3,833,149
Thomas K. Matthews, II	14,044,091	1,145,060
Robert G. McKenzie	14,120,755	1,068,396
Lamar Norsworthy	11,635,321	3,553,830
Jack P. Reid	11,604,751	3,584,400
Paul T. Stoffel	14,100,759	1,088,392

At the annual meeting of stockholders on May 13, 2004, the stockholders approved amending our Restated Certificate of Incorporation to increase our authorized shares of Common Stock to 50,000,000 shares.

Votes For	12,572,017
Votes Against	2,609,819
Abstentions	7,315

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Credit Agreement, dated as of July 1, 2004, among Holly Corporation, as borrower, Bank of America, N.A. as Administrative Agent and L/C Issuer, Guaranty Bank and PNC Bank, National Association as Co-Documentation Agents, Union Bank of California, N.A. as syndication Agent, The Other Lenders Party Hereto, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager.

10.2	Guarantee and Collateral Agreement, dated as of July 1, 2004, among Holly Corporation and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

HOLLY CORPORATION

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 1, 2004, a Current Report on Form 8-K dated March 31, 2004 was filed under Item 5 Other Events announcing our application to list our stock on the New York Stock Exchange.

On April 26, 2004, a Current Report on Form 8-K dated April 26, 2004 was filed under Item 5 Other Events announcing that our stock began trading on the New York Stock Exchange.

On May 7, 2004, a Current Report on Form 8-K dated May 7, 2004 was filed under Item 12 Results of Operations and Financial Condition concerning the release of our earnings for the first quarter of 2004.

On May 14, 2004, a Current Report on Form 8-K dated May 13, 2004 was filed under Item 5 Other Events announcing the election of a new Director, Mr. Buford P. Berry.

On June 25, 2004, a Current Report on Form 8-K dated June 25, 2004 was filed under Item 5 Other Events announcing that repayment from Longhorn Partners Pipeline, L.P. is expected.

On July 2, 2004, a Current Report on Form 8-K dated July 1, 2004 was filed under Item 5 Other Events announcing that we received $27.2 million from Longhorn Partners Pipeline, L.P.

On July 2, 2004, a Current Report on Form 8-K dated July 2, 2004 was filed under Item 5 Other Events announcing our new $175 million secured revolving credit facility.

On July 8, 2004, a current Report on Form 8-K dated July 7, 2004 was filed under Item 5 Other Events announcing the pricing of Holly Energy Partners initial public offering of 6,100,000 common units.

On July 29, 2004, a Current Report on Form 8-K dated July 29, 2004 was filed under Item 9 Regulation FD Disclosure furnishing selected balance sheet information and operating statistics for the calendar quarters of 2003.

On August 3, 2004, a current Report on Form 8-K dated August 2, 2004 was filed under Item 5 Other Events announcing a two-for-one stock split, an increase in the quarterly cash dividend and the resumption of the stock repurchase program.

On August 5, 2004, a Current Report on Form 8-K dated August 4, 2004 was filed under Item 12 Results of Operations and Financial Condition concerning the release of our earnings for the second quarter of 2004.

HOLLY CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION (Registrant)
Date: August 6, 2004	/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)

/s/ Stephen J. McDonnell
Stephen J. McDonnell
Vice President and Chief Financial Officer (Principal Financial Officer)