Form 10-Q
period 2004-09-30
HOLLY CORP
filed 2004-11-09
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

31,280,566 shares of Common Stock, par value $.01 per share, were outstanding on November 1, 2004.

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

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Additional Factors that May Affect Future Results” (including “Risk Management”) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I and those in Item 1 “Legal Proceedings” in Part II, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance, and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

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

     “LPG” means liquid petroleum gases.

     “Refining gross margin” or “refinery gross margin” means the difference between average net sales price and average raw material costs per barrel of produced refined products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLY CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2004	2003
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$157,501	$11,690
Marketable securities	27,780	—
Accounts receivable:
Product	131,362	68,662
Crude oil sales	168,493	115,671

	299,855	184,333
Inventories:
Crude oil and refined products	83,164	100,649
Materials and supplies	12,217	11,698

	95,381	112,347
Income taxes receivable	—	7,806
Prepayments and other	23,742	20,230

Total current assets	604,259	336,406
Properties, plant and equipment, at cost	562,272	535,915
Less accumulated depreciation, depletion and amortization	(252,264)	(231,671)

	310,008	304,244
Marketable securities (long-term)	56,507	—
Investments in and advances to joint ventures	13,049	13,850
Other assets:
Prepaid transportation	—	25,000
Other, net	21,291	29,392

	21,291	54,392

Total assets	$1,005,114	$708,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,585	$277,897
Accrued liabilities	39,577	28,199
Income taxes payable	23,744	—
Credit agreement borrowings	—	50,000
Current maturities of long-term debt	8,571	8,571

Total current liabilities	452,477	364,667
Deferred income taxes	27,693	50,331
Long-term debt, less current maturities	33,571	8,571
Other long-term liabilities	3,307	2,239
Commitments and contingencies	—	—
Minority interest	157,339	14,475
Stockholders’ equity:
Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value - 50,000,000 and 20,000,000 shares authorized - 34,734,202 and 16,885,896 shares issued as of September 30, 2004 and December 31, 2003, respectively	347	169
Additional capital	23,590	15,818
Retained earnings	334,908	264,991
Accumulated other comprehensive income (loss)	(326)	130
Common stock held in treasury, at cost - 3,510,036 and 1,371,868 shares as of September 30, 2004 and December 31, 2003	(27,792)	(12,499)

Total stockholders’ equity	330,727	268,609

Total liabilities and stockholders’ equity	$1,005,114	$708,892

See accompanying notes.

HOLLY CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Sales and other revenue	$597,448	$415,257	$1,629,240	$1,053,456
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	507,630	327,719	1,308,179	863,305
Operating expenses (exclusive of depreciation, depletion and amortization)	43,355	38,684	121,962	94,948
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization)	15,408	9,916	41,479	22,241
Depreciation, depletion and amortization	9,985	9,858	29,840	26,782
Exploration expenses, including dry holes	122	160	550	623

Total operating costs and expenses	576,500	386,337	1,502,010	1,007,899

Gain (loss) on sale of assets	—	(393)	—	15,814

Income from operations	20,948	28,527	127,230	61,371
Other income (expense):
Equity in earnings of joint ventures	348	1,016	293	1,011
Minority interest in income of partnerships	(2,704)	(328)	(3,699)	(328)
Interest income	933	90	3,323	385
Interest expense	(922)	(755)	(2,628)	(1,292)
Reparations payment received	—	104	—	15,330

	(2,345)	127	(2,711)	15,106

Income before income taxes	18,603	28,654	124,519	76,477
Income tax provision:
Current	31,381	6,799	70,953	19,055
Deferred	(24,303)	4,305	(22,928)	10,288

	7,078	11,104	48,025	29,343

Net income	$11,525	$17,550	$76,494	$47,134

Net income per common share — basic	$0.37	$0.57	$2.43	$1.52
Net income per common share — diluted	$0.36	$0.55	$2.37	$1.47
Cash dividends declared per common share	$0.08	$0.055	$0.21	$0.165
Average number of common shares outstanding:
Basic	31,513	31,012	31,444	31,006
Diluted	32,420	32,057	32,316	32,024

See accompanying notes.

HOLLY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$76,494	$47,134
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	29,840	26,782
Deferred income taxes	(22,928)	10,288
Minority interest in income of partnerships	3,699	328
Equity in earnings of joint ventures	(293)	(1,011)
Equity based compensation expense	1,321	—
Gain on sale of assets	—	(15,814)
(Increase) decrease in current assets:
Accounts receivable	(115,522)	(14,929)
Inventories	16,966	4,071
Income taxes receivable	8,992	647
Prepayments and other	(3,458)	3,916
Increase (decrease) in current liabilities:
Accounts payable	101,919	8,258
Accrued liabilities	11,378	11,924
Income taxes payable	25,676	7,522
Turnaround expenditures	—	(5,079)
Prepaid transportation	25,000	—
Other, net	4,421	(4,015)

Net cash provided by operating activities	163,505	80,022
Cash flows from investing activities:
Additions to properties, plant and equipment	(27,915)	(53,139)
Proceeds from Holly Energy Partners offering	145,460	—
Holly Energy Partners formation costs	(3,476)	—
Acquisition of Woods Cross refinery and retail stations	—	(55,837)
Investments in and advances to joint ventures	(3,314)	(3,328)
Purchase of additional interest in joint venture, net of cash	—	(21,369)
Distributions from joint ventures	4,410	4,918
Purchases of marketable securities	(87,488)	—
Sales and maturities of marketable securities	3,060	—
Proceeds from sale of pipeline assets	—	24,000
Proceeds from sale of retail stations	—	8,462

Net cash provided by (used for) investing activities	30,737	(96,293)
Cash flows from financing activities:
Net increase (decrease) in borrowings under revolving credit agreements	(25,000)	15,000
Debt issuance costs	(3,018)	(185)
Issuance of common stock upon exercise of options	3,508	481
Purchase of treasury stock	(15,293)	(894)
Cash dividends	(5,808)	(5,114)
Cash distributions to minority interests	(2,820)	—

Net cash provided by (used for) financing activities	(48,431)	9,288
Cash and cash equivalents:
Increase for the period	145,811	(6,983)
Beginning of the year	11,690	24,266

End of period	$157,501	$17,283

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$1,481	$1,282
Income taxes	$36,241	$10,907

See accompanying notes.

HOLLY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$11,525	$17,550	$76,494	$47,134
Other comprehensive income (loss):
Derivative instruments qualifying as cash flow hedging instruments:
Change in fair value of derivative instruments	—	—	(329)	(155)
Reclassification adjustment into net income	—	—	(270)	108

Total loss on cash flow hedges before income taxes	—	—	(599)	(47)
Decrease in value of marketable securities available for sale	(141)	—	(141)	—
Income tax benefit	54	—	284	18

Other comprehensive loss	(87)	—	(456)	(29)

Total comprehensive income	$11,438	$17,550	$76,038	$47,105

See accompanying notes.

HOLLY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A — Description of Business and Presentation of Financial Statements

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

     See Note E to the Consolidated Financial Statements for additional information and for information about changes that have occurred due to the initial public offering in July 2004 of limited partnership interests in Holly Energy Partners, L.P., a Delaware limited partnership (“Holly Energy Partners”) which is owned 51% by us and 49% by other investors in Holly Energy Partners. We consolidate the results of Holly Energy Partners and show the interest we do not own as a minority interest in ownership and earnings.

     As of September 30, 2004, following the initial public offering of Holly Energy Partners, we:

•	owned and operated three refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), and refineries in Woods Cross, Utah and Great Falls, Montana;

•	owned approximately 1,000 miles of crude oil and intermediate product pipelines located principally in West Texas and New Mexico;

•	owned a 49% interest in NK Asphalt Partners, which manufactures and markets asphalt products from various terminals in Arizona and New Mexico; and

•	owned a 51% interest in Holly Energy Partners, which owns assets including approximately 780 miles of refined product pipelines located principally in West Texas and New Mexico (including 340 miles of leased pipeline); nine refined product terminals (three of which are owned 50% by Holly Energy Partners and 50% by unaffiliated parties) in Albuquerque, Moriarty and Bloomfield, New Mexico; Tucson, Arizona; El Paso, Texas; Burley and Boise, Idaho; Spokane, Washington; and Mountain Home, Idaho; and a 70% interest in Rio Grande Pipeline Company, which owns a 249-mile pipeline that transports liquid petroleum gases, or LPGs, from west Texas to the Texas/Mexico border near El Paso for further transport into Northern Mexico.

HOLLY CORPORATION

Note A — Description of Business and Presentation of Financial Statements (continued)

     On August 2, 2004, we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The stock dividend was paid on August 30, 2004 to all record holders of common stock at the close of business on August 16, 2004. As a result of this split, all references to the number of shares (other than common stock and treasury stock on the Consolidated Balance Sheet) and per share amounts in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options and restricted stock awards and all other compensation arrangements based on the market value of our common stock have been adjusted to reflect the split.

     We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2004, the consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2004 and 2003 and consolidated cash flows for the nine months ended September 30, 2004 and 2003 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our 2003 Form 10-K.

     Our results of operations for the first nine months of 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior reported amounts to conform to current classifications.

HOLLY CORPORATION

Note B — Earnings Per Share

     Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options. The following is a reconciliation of basic and diluted per share computations for net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$11,525	$17,550	$76,494	$47,134
Average number of shares of common stock outstanding	31,513	31,012	31,444	31,006
Effect of dilutive stock options	907	1,045	872	1,018

Average number of shares of common stock outstanding assuming dilution	32,420	32,057	32,316	32,024

Income per share — basic	$0.37	$0.57	$2.43	$1.52
Income per share — diluted	$0.36	$0.55	$2.37	$1.47

     On August 2, 2004, we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on August 30, 2004 to all record holders of common stock at the close of business on August 16, 2004. The average number of shares outstanding have been adjusted to reflect the two for one stock split.

Note C — Stock-Based Compensation

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

HOLLY CORPORATION

Note C — Stock-Based Compensation (continued)

     The following table represents the effect on net income and earnings per share as if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$11,525	$17,550	$76,494	$47,134
Deduct: Total stock-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effects	105	113	299	339

Pro forma net income	$11,420	$17,437	$76,195	$46,795

Net income per share — basic:
As reported	$0.37	$0.57	$2.43	$1.52
Pro forma	$0.36	$0.56	$2.42	$1.51
Net income per share — diluted:
As reported	$0.36	$0.55	$2.37	$1.47
Pro forma	$0.35	$0.54	$2.36	$1.46

     During the nine months ended September 30, 2004 we issued 275,200 shares (net of forfeitures) of restricted stock under our Long Term Incentive Compensation Plan. The 148,900 shares issued in the first quarter of 2004 generally vest 50% on January 1, 2005 and 50% on January 1, 2006 (with later performance based vesting in the case of shares granted to certain key executives). The 126,300 shares issued in the second quarter of 2004 generally vest 33.3% on January 1, 2007, 33.3% on January 1, 2008 and 33.4% on January 1, 2009 (with later performance based vesting in the case of shares granted to certain key executives). We also issued 17,010 shares of restricted stock to outside directors during the second quarter of 2004. These shares will vest on the date of the Annual Meeting of Stockholders in 2007. Although ownership in these shares will not transfer to the recipients until the vesting terms have expired, recipients have dividend and voting rights on these shares from the date of grant. We are recording the cost of these grants over their corresponding vesting periods and have expensed $1.3 million in the nine months ended September 30, 2004.

     During the nine months ended September 30, 2004, we also granted 289,200 performance share units (net of forfeitures) under our Long Term Incentive Compensation Plan. The 162,900 units (net of forfeitures) issued during the first quarter of 2004 generally vest on January 1, 2005. The 126,300 units (net of forfeitures) issued during the second quarter of 2004 generally vest on January 1, 2007. The cash benefit payable under these grants will be based upon our total shareholder return during the period as compared to the total shareholder return of our peer group refining companies. We are recording the cost of these grants over their corresponding vesting periods and have expensed $5.9 million in the nine months ended September 30, 2004.

HOLLY CORPORATION

Note C — Stock-Based Compensation (continued)

     Previously awarded stock options and all other compensation arrangements based on the market value of our common stock have been adjusted to reflect the split.

Note D — Initial Public Offering of Holly Energy Partners

     On March 15, 2004, we filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of limited partnership interests in Holly Energy Partners. Holly Energy Partners was formed to acquire, own and operate substantially all of our refined product pipeline and terminalling assets that support our refining and marketing operations in West Texas, New Mexico, Utah and Arizona and to own our 70% interest in Rio Grande Pipeline Company (“Rio Grande”), all of which were contributed to Holly Energy Partners upon the closing of its initial public offering.

     On July 7, 2004, Holly Energy Partners priced 6,100,000 common units for the initial public offering and on July 8, 2004, Holly Energy Partners’ common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, Holly Energy Partners closed its initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 share over-allotment option that was exercised by the underwriters. Proceeds to Holly Energy Partners from the sale of the units were $145.5 million, net of underwriting commissions. We own a 51% interest in Holly Energy Partners, consisting of a 2% general partner interest and a 49% subordinated limited partner interest. The initial public offering represented the sale by us of a 49% interest in Holly Energy Partners.

     In July 2004, Holly Energy Partners repaid Holly Corporation for $30.1 million of debt and made a distribution to Holly Corporation of $125.6 million. Beginning with the third quarter of 2004, we consolidate the results of Holly Energy Partners with minority interest treatment for the common units.

     We hold 7,000,000 subordinated units of Holly Energy Partners. Our rights as holder of subordinated units to receive distributions of cash from Holly Energy Partners are subordinated to the rights of the other limited partners to receive such distributions.

     In connection with the offering, we entered into a 15-year pipelines and terminals agreement with Holly Energy Partners under which we agreed generally to transport or terminal volumes on certain of Holly Energy Partners’ initial facilities that will result in revenues that will equal or exceed a specified minimum revenue amount annually (which will initially be $35.4 million and will adjust upward based on the producer price index) over the term of the agreement.

HOLLY CORPORATION

Note D — Initial Public Offering of Holly Energy Partners (continued)

     The following table sets forth the changes in the minority interest balance attributable to third party investors’ interests in Holly Energy Partners subsequent to its initial public offering. The opening balance represents our minority interest in Rio Grande Pipeline Company (“Rio Grande”) as of the date of the initial public offering of Holly Energy Partners, as our interest in Rio Grande was contributed to Holly Energy Partners.

Minority interest prior to initial public offering of Holly Energy Partners	$13,263
Net proceeds from initial public offering on July 13, 2004	145,460
Holly Energy Partners’ formation costs relating to initial public offering	(3,476)
Minority interest share of earnings of Holly Energy Partners	2,662
Cash distribution to minority interests	(570)

Minority interest at September 30, 2004	$157,339

Note E — Cash and Cash Equivalents and Investments in Marketable Securities

     Our investment portfolio consists of cash, cash equivalents, and investments in debt securities of government entities.

     We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings.

     Starting in the third quarter of 2004, we began investing in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. The maximum maturity of any individual issue is not greater than two years, while the maximum duration of the portfolio of investments (including cash equivalents) is not greater than one year. These instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income.

     Our available-for-sale investments mature from December 2004 through September 2006. During the nine months ended September 30, 2004, we recognized less than $0.1 million in gains related to two sales where we received $3.1 million. The realized gains represent the difference between the purchase price and market value on the maturity date or sales date. The following table details the net change in unrealized losses for the nine months ended September 30, 2004.

Net unrealized gains at January 1, 2004	$—
Decrease in value of marketable securities	(141)
Income tax benefit	54

Net unrealized losses at September 30, 2004	$(87)

HOLLY CORPORATION

Note F — Investments in Joint Ventures

     NK Asphalt Partners, a joint venture owned 49% by us and 51% by a subsidiary of Koch Materials Company (“Koch”), manufactures and markets asphalt products from various terminals in Arizona and New Mexico under the name “Koch Asphalt Solutions — Southwest.” We account for this investment using the equity method. We made a contribution to the joint venture in July 2004 of $3.25 million and are required to make additional contributions to the joint venture of up to $3.25 million for each of the next six years contingent on the earnings level of the joint venture. We plan to finance such contributions from our share of cash flows of the joint venture. In the event we fail to make the required contributions, we may lose our voting rights during such default and the other partner could cause the partnership to bring a proceeding to collect the unpaid contributions plus interest at the prime rate plus 2.0%. All asphalt produced at our Navajo Refinery is sold at market prices to the joint venture under a supply agreement. Sales to the joint venture during the nine months ended September 30, 2004 and 2003 were $25.6 million and $23.8 million, respectively.

     The Rio Grande Pipeline Company (“Rio Grande”) is a pipeline joint venture partnership that as of September 30, 2004 is owned 35.7% indirectly by us through our 51% ownership of Holly Energy Partners, 30% by BP p.l.c. and 34.3% by outside investors in Holly Energy Partners and serves northern Mexico by transporting liquid petroleum gases (“LPGs”) from a point near Odessa, Texas to Pemex Gas (“Pemex”) at a point near El Paso, Texas. Pemex then transports the LPGs to its Mendez Terminal near Juarez, Mexico. Prior to the initial public offering of Holly Energy Partners on July 13, 2004, Rio Grande was owned 70% by us and 30% by BP p.l.c. Prior to June 30, 2003, Rio Grande was owned 25% by us and 75% collectively by two parties unaffiliated with us. On June 30, 2003, we purchased an additional 45% interest in Rio Grande, through a wholly-owned indirect subsidiary, adding to the 25% interest that our subsidiary already owned. Prior to the 45% acquisition, we accounted for the earnings in the joint venture using the equity method. Effective with the purchase, we consolidate the results of Rio Grande and show the interest we do not own as a minority interest in ownership and earnings. The purchase price for the additional 45% interest was $28.7 million, less cash of $7.3 million that we recorded due to the consolidation of Rio Grande at the time of the additional 45% acquisition. In addition to cash, at the date of the acquisition, Rio Grande owned current assets of $0.6 million, net property, plant and equipment of $34.9 million, other net assets of $7.8 million and current liabilities of $0.4 million.

Note G — Debt

     On July 1, 2004, we entered into a new $175 million secured revolving credit facility with a term of four years and an option to increase the facility to $225 million under certain conditions. The new credit facility with Bank of America as administrative agent and a lender replaces the credit facility in place as of June 30, 2004. We have not borrowed under this facility and as of September 30, 2004, we had letters of credit outstanding of $1.2 million under this facility.

     The maximum amount we borrowed under our previous $100 million revolving credit facility with the Canadian Imperial Bank of Commerce as administrative agent and a lender during the first nine months of 2004 was $80.0 million.

HOLLY CORPORATION

Note G — Debt (Continued)

     One of our affiliates, Holly Energy Partners Operating Company, L.P., a wholly owned subsidiary of Holly Energy Partners, entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and a lender, in conjunction with the initial public offering of Holly Energy Partners, with an option to increase the amount to $175 million under certain conditions. At September 30, 2004, $25.0 million was drawn under the facility. The obligations under Holly Energy Partner’s credit facility are secured by substantially all of their assets, and such obligations are non-recourse to our general partner interest in Holly Energy Partners.

Note H — Environmental

     Consistent with our accounting policy for environmental remediation and cleanup costs, we expensed $0.7 million and $2.6 million for the nine months ended September 30, 2004 and 2003, respectively, for environmental remediation and cleanup obligations. The accrued liability reflected in the consolidated balance sheet was $3.6 million at September 30, 2004, of which $2.6 million was classified as other long-term liabilities. Costs of future expenditures for environmental remediation are not discounted to their present value.

Note I — Income Taxes

     The current income tax provision was $31.4 million and $71.0 million for the three and nine months ended September 30, 2004, respectively. These amounts relate both to taxes on pre-tax income for the respective periods, and taxes of approximately $25 million arising from transfers made in connection with the formation of Holly Energy Partners.

Note J — Stockholders’ Equity

     On October 30, 2001, we announced plans to repurchase up to $20.0 million of our common stock. On August 2, 2004, we announced that we would resume our plans to repurchase shares of our common stock under the $20.0 million repurchase program. The repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability and have been financed with currently available corporate funds. During the three months ended September 30, 2004, we repurchased 766,300 shares at a cost of approximately $15.3 million. From inception of the plan through September 30, 2004, we repurchased 1,311,100 shares at a cost of approximately $20.0 million and have now completed the $20.0 million repurchase program.

     On August 2, 2004, we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The stock dividend was paid on August 30, 2004 to all record holders of common stock at the close of business on August 16, 2004.

HOLLY CORPORATION

Note K — Derivative Instruments and Hedging Activities

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

     In December 2002, we entered into cash flow hedges relating to certain forecasted transactions to buy crude oil and sell gasoline in March 2003. The purpose of the hedges was to help protect us from the risk that refinery margins would decline with respect to the hedged crude oil and refined products. To effect the hedges, we entered into gasoline and crude oil futures transactions. Gains and losses initially reported in accumulated other comprehensive income were reclassified into income when the forecasted transactions occurred. In March 2003, as the forecasted transactions occurred, we reclassified $108,000 of actual losses from comprehensive income to cost of sales. The ineffective portion of the hedges resulted in a $32,000 gain that was also included in cost of sales.

     In October 2003, we entered into price swaps to help manage the exposure to price volatility relating to forecasted purchases of natural gas from December 2003 to March 2004. We designated these transactions as cash flow hedges of forecasted purchases. The contracts to hedge natural gas costs were for 6,000, 500, and 2,000 MMBtu per day for the Navajo Refinery, Montana Refinery, and the Woods Cross Refinery, respectively. The January to March 2004 contracts resulted in net realized gains of $270,000 and were recorded as a reduction to refinery operating expenses. There was no ineffective portion of these hedges. There were no price swaps outstanding at September 30, 2004.

Note L — Segment Information

     As of July 13, 2004, the closing of the initial public offering of Holly Energy Partners, we changed our segments to reflect our new lines of business. Our two new major business segments are: Refining and Holly Energy Partners. The new Refining segment will not be the same as the old Refining segment as some of the old Refining segment’s assets were contributed to Holly Energy Partners. Likewise, Holly Energy Partners will not be the same as the old Pipeline Transportation segment. Since it is impractical to restate prior periods for our new business segments, we are including the old business segments for all periods presented as well as the new business segments from July 13, 2004 forward.

HOLLY CORPORATION

Note L — Segment Information (continued)

     As of July 13, 2004, the Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery, Montana Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Montana, Idaho and northern Mexico. Certain crude oil and intermediate product pipelines still owned by us operate in conjunction with the Refining segment as part of the supply networks of the refineries. The Refining segment also includes our equity in earnings from our 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The cost of pipeline transportation and terminal services provided by Holly Energy Partners is also included in the Refining segment. The Holly Energy Partners segment includes approximately 780 miles of our pipeline assets in Texas and New Mexico. Revenues from the Holly Energy Partners segment were earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and the earnings from our indirect interest in Rio Grande Pipeline Company (see Note G to the Consolidated Financial Statements), which provides petroleum products transportation. Results of operations involving the assets included in the new Holly Energy Partners segment prior to July 13, 2004 are included in the new Refining segment for reporting purposes. Our operations not included in the Refining or Holly Energy Partners segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program, and a small equity investment in retail gasoline stations and convenience stores. The elimination column includes the elimination of the revenue and costs associated with our pipeline transportation services between us and Holly Energy Partners as well as the elimination of our minority interest in income of Holly Energy Partners.

     Prior to July 13, 2004, we had two major business segments: Refining and Pipeline Transportation. The Refining segment involved the refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery, Montana Refinery and Woods Cross Refinery. We acquired the Woods Cross Refinery in June 2003. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Montana, Idaho and northern Mexico. Certain pipelines and terminals operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes our equity in earnings from our 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico, and the minority interest in income of Holly Energy Partners. The Pipeline Transportation segment included approximately 500 miles of our pipeline assets in Texas and New Mexico. Revenues from the Pipeline Transportation segment were earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations. Pipeline Transportation segment revenues do not include any amounts relating to pipeline transportation services provided for our refining operations but do include earnings from our 70% (25% prior to June 30, 2003) interest in Rio Grande Pipeline Company (see Note G to the Consolidated Financial Statements), which provides petroleum products transportation. Our operations not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program, and a small equity investment in retail gasoline stations and convenience stores.

HOLLY CORPORATION

Note L — Segment Information (continued)

     The accounting policies for the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003. Our reportable segments are strategic business units that offer different products and services.

Business segments after July 13, 2004 (reporting January 1, 2004 through September 30, 2004 amounts):

				Consolidations
		Holly Energy	Corporate	and	Consolidated
	Refining	Partners	and Other	Eliminations	Total
	(In thousands)
Three months ended September 30, 2004
Sales and other revenues	$593,010	$12,190	$399	$(8,151)	$597,448
Depreciation and amortization	$8,304	$1,503	$178	$—	$9,985
Income (loss) from operations	$26,938	$5,432	$(11,422)	$—	$20,948
Income (loss) before taxes	$27,265	$4,859	$(11,140)	$(2,381)	$18,603
Total assets	$590,573	$102,601	$232,180	$79,760	$1,005,114
Nine months ended September 30, 2004
Sales and other revenues	$1,623,936	$12,190	$1,496	$(8,382)	$1,629,240
Depreciation and amortization	$27,543	$1,503	$794	$—	$29,840
Income (loss) from operations	$153,860	$5,432	$(32,062)	$—	$127,230
Income (loss) before taxes	$153,164	$4,859	$(31,123)	$(2,381)	$124,519
Total assets	$590,573	$102,601	$232,180	$79,760	$1,005,114

Business segments prior to July 13, 2004 (reporting January 1, 2004 through September 30, 2004 amounts):

			Total for
		Pipeline	Reportable	Corporate	Consolidated
	Refining	Transportation	Segments	and Other	Total
	(In thousands)
Three months ended September 30, 2004
Sales and other revenues	$592,142	$5,449	$597,591	$(143)	$597,448
Depreciation and amortization	$8,884	$923	$9,807	$178	$9,985
Income (loss) from operations	$29,144	$3,621	$32,765	$(11,817)	$20,948
Income (loss) before taxes	$26,840	$3,298	$30,138	$(11,535)	$18,603
Three months ended September 30, 2003
Sales and other revenues	$404,161	$6,650	$410,811	$4,446	$415,257
Depreciation and amortization	$8,312	$901	$9,213	$645	$9,858
Income (loss) from operations	$32,011	$3,940	$35,951	$(7,424)	$28,527
Income (loss) before taxes	$33,111	$3,611	$36,722	$(8,068)	$28,654
Nine months ended September 30, 2004
Sales and other revenues	$1,610,877	$17,245	$1,628,122	$1,118	$1,629,240
Depreciation and amortization	$26,482	$2,564	$29,046	$794	$29,840
Income (loss) from operations	$148,039	$11,253	$159,292	$(32,062)	$127,230
Income (loss) before taxes	$145,707	$9,935	$155,642	$(31,123)	$124,519
Nine months ended September 30, 2003
Sales and other revenues	$1,030,821	$14,258	$1,045,079	$8,377	$1,053,456
Depreciation and amortization	$23,886	$1,321	$25,207	$1,575	$26,782
Income (loss) from operations	$49,941	$25,430	$75,371	$(14,000)	$61,371
Income (loss) before taxes	$65,805	$25,640	$91,445	$(14,968)	$76,477

HOLLY CORPORATION

Note M — Contingencies

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

     On August 20, 2003, Frontier Oil Corporation (“Frontier”) filed a lawsuit in the Delaware Court of Chancery against us seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement announced in late March 2003 under which we and Frontier would be combined. On August 21, 2003, we formally notified Frontier of our position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were and are excused and that we may terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. The trial with respect to Frontier’s Complaint and our Answer and Counterclaims began in the Delaware Court of Chancery on February 23, 2004 and was completed on March 5, 2004. In this litigation, the maximum amount of damages asserted by Frontier against us is approximately $161 million plus interest and the maximum amount of damages we are asserting against Frontier is approximately $148 million plus interest. Post-trial briefing was completed in late April 2004 and on May 4, 2004 the court heard oral argument. A decision is expected to be announced within several months from the date of this report. Although it is not possible at the date of this report to predict the outcome of this litigation, we believe that the claims made by Frontier in the litigation are wholly without merit and that our counterclaims are well founded.

     We are a party to various other litigation and proceedings not mentioned in this Form 10-Q which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.

HOLLY CORPORATION

Note N — Longhorn Partners Pipeline, L.P. Settlement

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

Note O — Sale of Pipeline Assets

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

Note P — Refinery and Retail Assets Acquisition

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

HOLLY CORPORATION

Note Q — Sale of Woods Cross Retail Assets

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

Note R — Retirement Plan

     We have a non-contributory defined benefit retirement plan that covers substantially all employees. Our policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.

     The net periodic pension expense consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$760	$279	$2,281	$1,191
Interest costs	880	396	2,640	1,691
Expected return on assets	(720)	(259)	(2,161)	(1,104)
Amortization of prior service cost	66	65	196	195
Amortization of net (gain) loss	171	40	514	254

Net periodic benefit cost	$1,157	$521	$3,470	$2,227

     The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2004 and 2003 net periodic benefit cost. Through September 30, 2004, we have made $3.0 million in contributions and we expect to make an additional contribution in 2004 within a range of zero and $10.0 million.

HOLLY CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

     This Item 2, including but not limited to the sections on “Liquidity and Capital Resources” and “Additional Factors that May Affect Future Results,” contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I.

OVERVIEW

     We are principally an independent petroleum refiner operating three refineries in Artesia and Lovington, New Mexico (operated as one refinery), Woods Cross, Utah and Great Falls, Montana. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At September 30, 2004, we also owned a 51% interest in Holly Energy Partners which owns and operates pipeline and terminalling assets and owns a 70% investment in the Rio Grande Pipeline Company.

     On March 15, 2004, we filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of limited partnership interests in Holly Energy Partners. Holly Energy Partners was formed to acquire, own and operate substantially all of our refined product pipeline and terminalling assets that support our refining and marketing operations in West Texas, New Mexico, Utah and Arizona and to own our 70% interest in Rio Grande. On July 13, 2004, Holly Energy Partners closed its initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 share over-allotment option that was exercised by the underwriters. Proceeds to Holly Energy Partners from the sale of the units were $145.5 million, net of underwriting commissions. We own a 51% interest in Holly Energy Partners, including the general partner interest. The initial public offering represented the sale by us of a 49% interest in Holly Energy Partners. Holly Energy Partners’ common units trade on the New York Stock Exchange under the symbol “HEP.” See —Liquidity and Capital Resources#Initial Public Offering of Holly Energy Partners” below for additional information and for information about changes that have occurred due to the initial public offering for Holly Energy Partners.

     Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the western United States. Our sales and other revenues for the nine months ended September 30, 2004 were $1,629.2 million and our net income for the nine months ended September 30, 2004 was $76.5 million. Our sales and other revenues and net income for the nine months ended September 30, 2004 increased from $1,053.5 million and $47.1 million, respectively, for the nine months ended September 30, 2003. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for nine months ended September 30, 2004 were $1,502.1 million, an increase from $1,007.9 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2003, we realized a $16.2 million gain on the sale of our 400-mile Iatan crude oil gathering system located in West Texas to Plains All-American Pipeline, L.P. and $15.2 million in reparation payments received.

     On April 26, 2004, our stock began trading on the New York Stock Exchange under the trading symbol “HOC”. Our stock formerly traded on the American Stock Exchange.

     On July 1, 2004, we received $27.2 million from Longhorn Partners which represents a principal payment of $25.0 million plus $2.2 million in interest on a note that became payable when the Longhorn Pipeline did not begin operations by July 1, 2004. This payment also resulted in the termination of our

HOLLY CORPORATION

prepaid transportation rights on the Longhorn Pipeline.

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

     On August 2, 2004, we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on August 30, 2004 to all record holders of common stock at the close of business on August 16, 2004. As a result of this split, all references to the number of shares (other than common stock and treasury stock on the Consolidated Balance Sheet) and per share amounts have been adjusted to reflect the split on a retroactive basis. We also announced that we would be resuming repurchases of stock under the $20.0 million stock repurchase program that was originally announced in October 2001, and have now completed such $20.0 million repurchase program.

HOLLY CORPORATION

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended
	September 30,		Change from 2003
	2004	2003	Change	Percent
	(In thousands, except per share data)
Sales and other revenue	$597,448	$415,257	$182,191	43.9%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	507,630	327,719	179,911	54.9
Operating expenses (exclusive of depreciation, depletion and amortization)	43,355	38,684	4,671	12.1
Selling, general and administration expenses (exclusive of depreciation, depletion and amortization)	15,408	9,916	5,492	55.4
Depreciation, depletion and amortization	9,985	9,858	127	1.3
Exploration expense, including dry holes	122	160	(38)	(23.8)

Total operating costs and expenses	576,500	386,337	190,163	49.2

Gain (loss) on sale of assets	—	(393)	393	(100.0)

Income from operations	20,948	28,527	(7,579)	(26.6)
Other income (expense):
Equity in earnings of joint ventures	348	1,016	(668)	(65.7)
Minority interest in income of partnerships	(2,704)	(328)	(2,376)	724.4
Interest income	933	90	843	936.7
Interest expense	(922)	(755)	(167)	22.1
Reparations payment received	—	104	(104)	(100.0)

Total other income (expense)	(2,345)	127	(2,472)	(1,946.5)

Income before income taxes	18,603	28,654	(10,051)	(35.1)
Income tax provision	7,078	11,104	(4,026)	(36.3)

Net income	$11,525	$17,550	$(6,025)	(34.3)%

Net income per common share — basic	$0.37	$0.57	$(0.20)	(35.1)%
Net income per common share — diluted	$0.36	$0.55	$(0.19)	(34.5)%
Average number of common shares outstanding:
Basic	31,513	31,012	501	1.6%
Diluted	32,420	32,057	363	1.1%

HOLLY CORPORATION

	Nine Months Ended
	September 30,		Change from 2003
	2004	2003	Change	Percent
	(In thousands, except per share data)
Sales and other revenue	$1,629,240	$1,053,456	$575,784	54.7%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	1,308,179	863,305	444,874	51.5
Operating expenses (exclusive of depreciation, depletion and amortization)	121,962	94,948	27,014	28.5
Selling, general and administration expenses (exclusive of depreciation, depletion and amortization)	41,479	22,241	19,238	86.5
Depreciation, depletion and amortization	29,840	26,782	3,058	11.4
Exploration expense, including dry holes	550	623	(73)	(11.7)

Total operating costs and expenses	1,502,010	1,007,899	494,111	49.0

Gain on sale of assets	—	15,814	(15,814)	(100.0)

Income from operations	127,230	61,371	65,859	107.3
Other income (expense):
Equity in earnings of joint ventures	293	1,011	(718)	(71.0)
Minority interest in income of partnerships	(3,699)	(328)	(3,371)	1,027.7
Interest income	3,323	385	2,938	763.1
Interest expense	(2,628)	(1,292)	(1,336)	103.4
Reparations payment received	—	15,330	(15,330)	(100.0)

Total other income (expense)	(2,711)	15,106	(17,817)	(117.9)

Income before income taxes	124,519	76,477	48,042	62.8
Income tax provision	48,025	29,343	18,682	63.7

Net income	$76,494	$47,134	$29,360	62.3%

Net income per common share — basic	$2.43	$1.52	$0.91	59.9%
Net income per common share — diluted	$2.37	$1.47	$0.90	61.2%
Average number of common shares outstanding:
Basic	31,444	31,006	438	1.4%
Diluted	32,316	32,024	292	0.9%

HOLLY CORPORATION

Balance Sheet Data (Unaudited)

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Cash and cash equivalents	$157,501	$11,690
Working capital	$151,782	$(28,261)
Total assets	$1,005,114	$708,892
Total debt, including current maturities and bank borrowings	$42,142	$67,142
Stockholders’ equity	$330,727	$268,609
Total debt to capitalization ratio (1)	11.3%	20.0%

(1)	The total debt to capitalization ratio is calculated by dividing total debt, including current maturities and bank borrowings, by the sum of total debt, including current maturities and bank borrowings, and stockholders’ equity.

Other Financial Data (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Net cash provided by operating activities	$39,716	$28,922	$163,505	$80,022
Net cash provided by (used for) investing activities	$46,980	$(3,583)	$30,737	$(96,293)
Net cash provided by (used for) financing activities	$6,407	$(36,702)	$(48,431)	$9,288
EBITDA (1)	$28,577	$39,177	$153,664	$104,166

(1)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under generally accepted accounting principles in the United States of America, however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

     As of July 13, 2004, the closing of the initial public offering of Holly Energy Partners, we changed our segments to reflect our new lines of business. Our two new major business segments are: Refining and Holly Energy Partners. The new Refining segment will not be the same as the old Refining segment since some of those assets were contributed to Holly Energy Partners. Likewise, Holly Energy Partners will not be the same as the old Pipeline Transportation segment. Since it is impracticable to restate prior

HOLLY CORPORATION

periods for our new business segments, we are including the old business segments for all periods presented as well as the new business segments from July 13, 2004 forward.

Business segments after July 13, 2004 (reporting January 1, 2004 through September 30, 2004 amounts):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,
	2004	2004
	(In thousands)
Sales and other revenue(1)
Refining	$593,010	$1,623,936
Holly Energy Partners	12,190	12,190
Corporate and Other	399	1,496
Consolidations and Eliminations	(8,151)	(8,382)

Consolidated	$597,448	$1,629,240

Income (loss) from operations(1)
Refining	$26,938	$153,860
Holly Energy Partners	5,432	5,432
Corporate and Other	(11,422)	(32,062)
Consolidations and Eliminations	—	—

Consolidated	$20,948	$127,230

Business segments prior to July 13, 2004 (reporting January 1, 2004 through September 30, 2004 amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Sales and other revenue (2)
Refining	$592,142	$404,161	$1,610,877	$1,030,821
Pipeline Transportation	5,449	6,650	17,245	14,258
Corporate and Other	(143)	4,446	1,118	8,377

Consolidated	$597,448	$415,257	$1,629,240	$1,053,456

Income (loss) from operations (2)
Refining	$29,144	$32,011	$148,039	$49,941
Pipeline Transportation	3,621	3,940	11,253	25,430
Corporate and Other	(11,817)	(7,424)	(32,062)	(14,000)

Consolidated	$20,948	$28,527	$127,230	$61,371

HOLLY CORPORATION

(1)	As of July 13, 2004, the Refining segment includes our principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the “Navajo Refinery”), the Woods Cross Refinery near Salt Lake City, Utah, and our refinery in Great Falls, Montana. Included in the Refining segment are costs relating to certain crude oil and intermediate product pipelines that we still own and operate in conjunction with the Refining segment as part of the supply networks of the refineries. The Refining segment also includes the purchasing of crude oil and wholesale and branded marketing of refined products, along with our equity in earnings from our 49% interest in NK Asphalt Partners, which manufactures and markets asphalt and asphalt products in Arizona and New Mexico. The cost of pipeline transportation and terminal services provided by Holly Energy Partners is included in the Refining segment. The Holly Energy Partners segment includes approximately 780 miles of our pipeline assets in Texas and New Mexico. Revenues from the Holly Energy partners segment were earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and the earnings from our indirect interest in Rio Grande Pipeline Company which provides petroleum products transportation. Results of operations involving the assets included in the new Holly Energy Partner’s segment prior to July 13, 2004 are included in the new refining segment for reporting purposes. The elimination column includes the elimination of the revenue and costs associated with our pipeline transportation services between us and Holly Energy Partners as well as the elimination of minority interest in income of Holly Energy Partners.

(2)	Prior to July 13, 2004, the Refining segment includes our principal refinery in Artesia, New Mexico, which is operated in conjunction with refining facilities in Lovington, New Mexico (collectively, the “Navajo Refinery”), the Woods Cross Refinery near Salt Lake City, Utah, and our refinery in Great Falls, Montana. Included in the Refining segment are costs relating to pipelines and terminals that operate in conjunction with the Refining segment as part of the supply and distribution networks of the refineries. The Refining segment also includes our equity in earnings from our 49% interest in NK Asphalt Partners and the minority interest in income of Holly Energy Partners. The Pipeline Transportation segment included approximately 500 miles of our pipeline assets in Texas and New Mexico and our 70% interest in Rio Grande Pipeline Company. Revenues of the Pipeline Transportation segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations.

Refining Operating Data (Unaudited)

     Our refinery operations include the Navajo Refinery, the Woods Cross Refinery and the Montana Refinery. The following tables set forth certain information, including non-generally accepted accounting principles (“GAAP”) performance measures about our refinery operations. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part I of this Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Navajo Refinery
Crude charge (BPD) (1)	69,470	60,200	70,160	58,900
Refinery production (BPD) (2)	76,250	67,110	77,910	65,370
Sales of produced refined products (BPD)	76,810	67,760	77,410	65,670
Sales of refined products (BPD) (3)	86,660	76,600	85,050	76,020

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Average per produced barrel (4)
Net sales	$52.71	$38.92	$50.12	$39.11
Raw material costs	44.15	30.44	39.00	31.60

Refinery gross margin	8.56	8.48	11.12	7.51
Refinery operating expenses (5)	3.47	3.09	3.24	3.07

Net operating margin	$5.09	$5.39	$7.88	$4.44

Feedstocks:
Sour crude oil	86%	76%	82%	77%
Sweet crude oil	3%	11%	6%	11%
Other feedstocks and blends	11%	13%	12%	12%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasoline	57%	55%	58%	57%
Diesel fuels	27%	23%	26%	23%
Jet fuels	5%	10%	6%	9%
Asphalt	8%	9%	7%	7%
LPG and other	3%	3%	3%	4%

Total	100%	100%	100%	100%

Woods Cross Refinery (6)
Crude charge (BPD) (1)	25,560	25,000	23,750	24,900
Refinery production (BPD) (2)	25,560	24,860	23,930	24,790
Sales of produced refined products (BPD)	24,600	23,700	23,720	24,550
Sales of refined products (BPD) (3)	25,800	24,110	24,330	24,860
Average per produced barrel (4)
Net sales	$53.06	$42.60	$50.34	$41.54
Raw material costs	48.80	34.78	44.00	34.64

Refinery gross margin	4.26	7.82	6.34	6.90
Refinery operating expenses (5)	3.93	3.76	3.93	3.42

Net operating margin	$0.33	$4.06	$2.41	$3.48

Feedstocks:
Sour crude oil	7%	0%	6%	0%
Sweet crude oil	88%	95%	88%	96%
Other feedstocks and blends	5%	5%	6%	4%

Total	100%	100%	100%	100%

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales of produced refined products:
Gasoline	58%	61%	59%	62%
Diesel fuels	33%	29%	32%	28%
Jet fuels	2%	2%	1%	2%
Fuel oil	6%	7%	7%	8%
LPG and other	1%	1%	1%	0%

Total	100%	100%	100%	100%

Montana Refinery
Crude charge (BPD)(1)	8,310	7,960	7,460	6,850
Refinery production (BPD)(2)	8,910	8,660	7,920	7,340
Sales of produced refined products (BPD)	10,010	9,440	7,960	7,600
Sales of refined products (BPD)(3)	10,210	9,860	8,180	8,100
Average per produced barrel(4)
Net sales	$43.79	$36.02	$42.89	$35.98
Raw material costs	37.60	26.50	35.36	28.64

Refinery gross margin	6.19	9.52	7.53	7.34
Refinery operating expenses(5)	4.83	4.24	5.61	5.57

Net operating margin	$1.36	$5.28	$1.92	$1.77

Feedstocks:
Sour crude oil	91%	90%	92%	91%
Other feedstocks and blends	9%	10%	8%	9%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasoline	35%	35%	41%	38%
Diesel fuels	15%	13%	17%	16%
Jet fuels	6%	5%	6%	6%
Asphalt	41%	43%	32%	36%
LPG and other	3%	4%	4%	4%

Total	100%	100%	100%	100%

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Consolidated (6)
Crude charge (BPD) (1)	103,340	93,160	101,370	76,850
Refinery production (BPD)(2)	110,720	100,630	109,760	83,790
Sales of produced refined products (BPD)	111,420	100,900	109,090	84,240
Sales of refined products (BPD)(3)	122,670	110,570	117,560	95,230
Average per produced barrel(4)
Net sales	$51.99	$39.51	$49.64	$39.14
Raw material costs	44.58	31.09	39.82	31.73

Refinery gross margin	7.41	8.42	9.82	7.41
Refinery operating expenses(5)	3.70	3.36	3.56	3.34

Net operating margin	$3.71	$5.06	$6.26	$4.07

Feedstocks:
Sour crude oil	68%	58%	66%	68%
Sweet crude oil	23%	31%	24%	21%
Other feedstocks and blends	9%	11%	10%	11%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasoline	56%	54%	57%	56%
Diesel fuels	27%	24%	27%	23%
Jet fuels	4%	8%	5%	8%
Asphalt	9%	10%	7%	9%
LPG and other	4%	4%	4%	4%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents average per barrel amounts for produced refined products sold, which are non-GAAP. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part I of this Form 10-Q.

(5)	Represents operating expenses of refineries, exclusive of depreciation, depletion and amortization and excludes refining segment expenses of product pipelines and terminals.

(6)	We acquired the Woods Cross Refinery on June 1, 2003 and we are reporting amounts for Woods Cross only since the purchase date.

HOLLY CORPORATION

Results of Operations — Three Months and Nine Months Ended September 30, 2004 Compared with the Three Months and Nine Months Ended September 30, 2003

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Summary

     Net income for the three months ended September 30, 2004 was $11.5 million ($0.37 per basic share and $0.36 per diluted share) compared to a net income of $17.6 million ($0.57 per basic share and $0.55 per diluted share) for the three months ended September 30, 2003. During the third quarter of 2004, crude oil price increases outpaced increases in refined product prices resulting in reduced refinery gross margins from the exceptionally high margins of the second quarter of 2004.

     The $6.0 million decrease in net income in the third quarter of 2004 as compared to the third quarter of 2003 is due mainly to reduced refinery gross margins per barrel (which we define as the difference between refined product sales prices and the costs for crude oil and other feedstocks exclusive of depreciation, depletion and amortization) partially offset by higher volumes, due to the completion of the expansion of our Navajo Refinery in December 2003. We also benefited in 2004 from the new gas oil hydrotreater at the Navajo Refinery that was completed in 2003, which enhances higher value light product yields and allows us to process virtually all sour crude oil. Other factors decreasing income were increased operating expenses in 2004, principally due to higher utility costs, and increased selling, general and administrative expenses, principally due to additional employee compensation resulting from increased incentive compensation and additional personnel. Additionally, with the contribution of our refined product pipeline and terminal assets to Holly Energy Partners, earnings decreased in the third quarter of 2004 subsequent to Holly Energy Partner’s initial public offering in July 2004, as the minority interest partners effectively now own a 49% share of the earnings of those contributed assets, which share amounted to $2.4 million for the period since July 13, 2004.

Sales and Other Revenues

     Sales and other revenues increased 44% from $415.3 million in the third quarter of 2003 to $597.4 million in the third quarter of 2004 due principally to higher refined product sales prices, and to a lesser degree, higher refined product volumes sold from our Navajo Refinery. The average sales price we received per produced barrel sold increased 32% from $39.51 in the third quarter of 2003 to $51.99 in the third quarter of 2004. The total volume of refined products we sold increased 11% in the third quarter of 2004 as compared the prior year’s third quarter.

Cost of Products Sold

     Cost of products sold increased 55% from $327.7 million in the third quarter of 2003 to $507.6 million in the third quarter of 2004 due principally to higher costs of crude oil, and to a lesser degree, higher refined product volumes produced at our Navajo Refinery. The average price we paid per barrel of crude oil purchased increased 43% from $31.09 in the third quarter of 2003 to $44.58 in the third quarter of 2004.

Gross Refinery Margins

     The gross refinery margin per produced barrel decreased 12% from $8.42 in the third quarter of 2003 to $7.41 in the third quarter of 2004. In comparing the third quarter of 2004 to third quarter of

HOLLY CORPORATION

2003, gross refinery margins were relatively flat at our Navajo Refinery, and we experienced substantial decreases in gross refinery margins at our Woods Cross Refinery and Montana Refinery, due in part to increasing adverse spreads between crude oil and asphalt/fuel oil prices. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part 1 of the Form 10-Q for a reconciliation to the income statement of prices of refined products sold and costs of crude oil purchased.

Operating Expenses

     Operating expenses increased 12% from $38.7 million in the third quarter of 2003 to $43.4 million in the third quarter of 2004 primarily due to the higher utility costs, and to a lesser degree, increases in maintenance costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 55% from $9.9 million in the third quarter of 2003 to $15.4 million in the third quarter of 2004 due primarily to additional employee compensation expense of $5.8 million, principally relating to stock based compensation grants made in 2004 and the addition of personnel in 2004.

Depreciation, Depletion and Amortization Expenses

     Depreciation, depletion and amortization increased 1% from $9.9 million in the third quarter of 2003 to $10.0 million in the third quarter of 2004.

Equity in Earnings of Joint Ventures and Minority Interest

     Equity in earnings of joint ventures in the 2004 third quarter included income of $0.3 million from our 49% interest in the NK Asphalt joint venture. Equity in earnings of joint ventures in the third quarter of 2003 included $1.0 million for our interest in the NK Asphalt joint venture. Minority interest in income of joint ventures in the 2004 third quarter was a reduction in income of $2.6 million. This represented the minority interest partner’s 49% ownership share of Holly Energy Partners (subsequent to its initial public offering in July 2004) and the 30% ownership share of the Rio Grande joint venture’s income (prior to Holly Energy Partner’s initial public offering). Minority interest in income of joint ventures in the 2003 third quarter was a reduction in income of $0.3 million. This represented the minority interest partner’s 30% ownership share of the Rio Grande joint venture’s income.

Interest Income

     Interest income was $0.9 million in the third quarter of 2004, as compared to $0.1 million for the third quarter of 2003. The increase in interest income was due to higher levels of investable funds resulting from the receipt of proceeds from the initial public offering of Holly Energy Partners and internally generated cash flows.

Interest Expense

     Interest expense, net of capitalized interest, was $0.8 million in the third quarter of 2003. For the third quarter of 2004, interest expense increased to $0.9 million. The increase for the current year’s third quarter as compared to the same period in 2003 was due to borrowings made under Holly Energy Partners credit agreement and the fact that in 2003 we capitalized $0.2 million of interest costs relating to

HOLLY CORPORATION

significant construction projects at the Navajo Refinery.

Income Taxes

     Income taxes decreased 36% from $11.1 million for the third quarter of 2003 to $7.1 million for the third quarter of 2004 due to lower pre-tax income. The effective tax rate for the third quarter of 2004 was 38.1%, as compared to 38.8% in the third quarter of 2003. The current income tax provision was $31.4 million in the third quarter of 2004. This amount relates both to taxes on pre-tax income in the third quarter, and taxes of approximately $25 million arising from transfers made in connection with the formation of Holly Energy Partners.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Summary

     Net income for the nine months ended September 30, 2004 was $76.5 million ($2.43 per basic share and $2.37 per diluted share), an increase of $29.4 million from net income of $47.1 million ($1.52 per basic share and $1.47 per diluted share) for the nine months ended September 30, 2003. The nine months ended September 30, 2003 benefited from a $15.3 million reparations payment received and a one time gain of $16.2 million associated with the sale of certain pipeline assets. The combined effect of the reparations payment and gain on the sale was a $19.2 million increase in after-tax income and represented $0.60 per diluted share.

     The $29.4 million increase in net income in the first nine months of 2004 as compared to the first nine months of 2003 is due mainly to improved refined product margins and higher volumes, due to our Woods Cross Refinery acquisition in June 2003 and the completion of the expansion of our Navajo Refinery in December 2003. In addition to the industry wide improvements in refined product margins, we also benefited in 2004 from the new gas oil hydrotreater at the Navajo Refinery that was completed in 2003, which enhances higher value light product yields and allows us to process virtually all sour crude oil. These positive factors were offset by the reparations payment received and the gain on sale of pipeline assets in 2003, and in 2004 increased operating expenses, principally due to the Woods Cross Refinery acquisition, and increased selling, general and administrative expenses, principally due to additional employee compensation resulting from increased incentive compensation and additional personnel and to costs associated with our litigation with Frontier Oil corporation. Additionally, with the contribution of our refined product pipeline and terminal assets to Holly Energy Partners, earnings decreased in first nine months of 2004 subsequent to Holly Energy Partner’s initial public offering in July 2004, as the minority interest partners effectively now own a 49% share of the earnings of those contributed assets, which share amounted to $2.4 million for the period since July 13, 2004.

Sales and Other Revenues

     Sales and other revenues increased 55% from $1,053.5 million for the nine months ended September 30, 2003 to $1,629.2 million for the nine months ended September 30, 2004 due principally to the operations of the Woods Cross Refinery, and to a lesser degree, to higher refined product sales prices and higher refined product volumes sold from our Navajo Refinery. The average sales price we received per produced barrel sold increased 27% from $39.14 for the first nine months of 2003 to $49.64 for the first nine months of 2004. The total volume of refined products we sold increased 23% in the first nine months of 2004 as compared to the first nine months of 2003.

HOLLY CORPORATION

Cost of Products Sold

     Cost of products sold increased 52% from $863.3 million for the nine months ended September 30, 2003 to $1,308.2 million for the nine months ended September 30, 2004 principally due to the operations of the Woods Cross Refinery, and to a lesser degree, higher costs of crude oil and higher refined product volumes sold from our Navajo Refinery. The average price we paid per barrel of crude oil purchased increased 25% from $31.73 for the first nine months of 2003 to $39.82 for the first nine months of 2004.

     We recognized $2.8 million in income in the first nine months of 2004 resulting from liquidations of certain LIFO inventory quantities that were carried at lower costs as compared to current costs.

Gross Refinery Margins

     The gross refinery margin per produced barrel increased 33% from $7.41 for the nine months ended September 30, 2003 to $9.84 for the nine months ended September 30, 2004. In comparing the first nine months of 2004 to first nine months of 2003, most of our overall gross refinery margin improvement was due to increased margins at our Navajo Refinery of 48%, partially resulting from the new gas oil hydrotreater at the Navajo Refinery that was completed in 2003. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part 1 of the Form 10-Q for a reconciliation to the income statement of prices of refined products sold and costs of crude oil purchased.

Operating Expenses

     Operating expenses increased 29% from $94.9 million for the nine months ended September 30, 2003 to $122.0 million for the nine months ended September 30, 2004 primarily due to the operations of the recently acquired Woods Cross Refinery, and to a lesser degree, higher utility costs and increases in maintenance expenses.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 86% from $22.2 million for the nine months ended September 30, 2003 to $41.5 million for the nine months ended September 30, 2004 due primarily to $4.6 million of legal costs we incurred in 2004 associated with the litigation with Frontier, additional employee compensation expense of $12.6 million, principally relating to stock based compensation grants made in 2004 and the addition of personnel in 2004, and to a lesser degree, selling, general and administrative costs related to the Woods Cross Refinery.

Depreciation, Depletion and Amortization Expenses

     Depreciation, depletion and amortization increased 11% from $26.8 million for the nine months ended September 30, 2003 to $29.8 million for the nine months ended September 30, 2004 due to the acquisition of the Woods Cross Refinery, the large capital program at the Navajo Refinery, and the inclusion of the Rio Grande joint venture for the full year in the 2004 consolidated statements.

Gain on Sale of Assets

HOLLY CORPORATION

     The gain on sale of assets for the nine months ended September 30, 2003 is from the sale of our 400 mile Iatan crude oil gathering system located in West Texas to Plains All-American Pipeline, L.P.

Equity in Earnings of Joint Ventures and Minority Interest

     Equity in earnings of joint ventures for the nine months ended September 30, 2004 included income of $0.3 million from our interest in the NK Asphalt joint venture. Equity in earnings of joint ventures in the first nine months of 2003 included income of $0.5 million for our 25% interest in the Rio Grande joint venture and income of $0.5 million for our 49% in the NK Asphalt joint venture. Since our acquisition of an additional 45% interest in the Rio Grande joint venture on June 30, 2003, we include our 70% interest in the Rio Grande joint venture in our consolidated financial statements until the initial public offering of Holly Energy Partners in July 2004. Minority interest in income of joint ventures in the nine months ended September 30, 2004 was a reduction in income of $3.6 million. This represented the minority interest partner’s 49% ownership share of Holly Energy Partners (subsequent to its initial public offering) and the 30% ownership share of the Rio Grande joint venture’s income (prior to Holly Energy Partner’s initial public offering). Minority interest in income of joint ventures in the nine months ended September 30, 2003 was a reduction in income of $0.3 million. This represented the minority interest partner’s 30% ownership share of the Rio Grande joint venture’s income.

Interest Income

     Interest income for the nine months ended September 30, 2003 was $0.4 million as compared to $3.3 million for the nine months ended September 30, 2004. The increase of $2.9 million is due principally to the $2.2 million interest earned on the receivable from Longhorn Partners. On July 1, 2004, we received $27.2 million from Longhorn Partners which represents $25.0 principal plus $2.2 million in interest on the Longhorn Partners note and results in a termination of our prepaid transportation rights under the November 2002 settlement agreement with Longhorn Partners. Additionally, the increase in interest income was due to higher levels of investable funds resulting from the receipt of proceeds from the initial public offering of Holly Energy Partners and internally generated cash flows.

Interest Expense

     Interest expense, net of capitalized interest, was $1.3 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, interest expense increased to $2.6 million. The $1.3 million increase was due to higher borrowings made under our credit agreement during the first half of 2004, and borrowings made under Holly Energy Partners credit agreement in the third quarter of 2004, and the fact that in 2003 we capitalized $1.2 million of interest costs relating to significant construction projects at the Navajo Refinery.

Reparations Payment Received

     The $15.3 million reparations payment received in 2003 represents amounts we received from SFPP under an order by the FERC relating to tariffs we paid in prior years for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona.

HOLLY CORPORATION

Income Taxes

     Income taxes increased 64% from $29.3 million for the nine months ended September 30, 2003 to $48.0 million for the nine months ended September 30, 2004 due to higher pre-tax income. The effective tax rate for the first nine months of 2004 was 38.6%, as compared to 38.4% for the first nine months of 2003. The current income tax provision was $71.0 million in the first nine months of 2004. This amount relates both to taxes on pre-tax income in the nine months of 2004, and taxes of approximately $25 million arising from transfers made in connection with the formation of Holly Energy Partners.

LIQUIDITY AND CAPITAL RESOURCES

     We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value and are invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. We also invest available cash in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. The maximum maturity of any individual issue is not greater than two years, while the maximum duration of the portfolio of investments (including cash equivalents) is not greater than one year. These instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income. As of September 30, 2004, we had cash and cash equivalents of $157.5 million (including $15.9 million held by Holly Energy Partners), marketable securities with maturities under one year of $27.8 million, and marketable securities with maturities greater than one year, but less than two years, of $56.5 million.

     Cash and cash equivalents increased by $145.8 million during the nine months ended September 30, 2004. The cash flow generated from operating activities of $163.5 million along with the cash provided by investing activities of $30.7 million greatly exceeded the cash used for financing activities of $48.4 million. Working capital increased during the nine months ended September 30, 2004 by $180.0 million.

     On July 1, 2004, we entered into a new $175 million secured revolving credit facility which replaced our prior revolving credit facility with Canadian Imperial Bank of Commerce. The new credit facility with Bank of America, as administrative agent and a lender, has a term of four years and we may increase it to $225 million under certain conditions. The new credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2004, we had letters of credit outstanding under our revolving credit facility of $1.2 million and had no borrowing outstanding. Additionally, a new credit facility was entered into for the benefit of Holly Energy Partners, as described below.

     Borrowings as of December 31, 2003 under the credit facility with Canadian Imperial Bank of Commerce were classified as a current liability because the facility was set to expire in October 2004. We terminated this facility as of July 1, 2004 and no longer have any borrowings under it.

     On October 30, 2001, we announced plans to repurchase up to $20.0 million of our common stock. On August 2, 2004, we announced that we would resume our plans to repurchase shares of our common stock under the $20.0 million repurchase program. The repurchases have been made from time to time in open market purchases or privately negotiated transactions, subject to price and availability and have been financed with currently available corporate funds. During the three months ended September 30, 2004,

HOLLY CORPORATION

we repurchased 766,300 shares at a cost of approximately $15.3 million. From inception of the plan through October 31, 2004, we repurchased 1,311,100 shares at a cost of approximately $20.0 million and have now completed the $20.0 million repurchase program.

     We believe our current cash, cash equivalents, and marketable securities, including the proceeds from Holly Energy Partners transferred to us, along with future internally generated cash flow, and funds available under our new credit facilities provide sufficient resources to fund planned capital projects, scheduled repayments of our senior notes, continued payment of dividends, distributions by Holly Energy Partners to minority interest partners of Holly Energy Partners (although dividend and distribution payments must be approved by the respective Board of Directors and cannot be guaranteed), and our liquidity needs for the foreseeable future.

Initial Public Offering of Holly Energy Partners

     On March 15, 2004, we filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of limited partnership interests in Holly Energy Partners. Holly Energy Partners was formed to acquire, own and operate substantially all of our refined product pipeline and terminalling assets that support our refining and marketing operations in West Texas, New Mexico, Utah and Arizona and to own our 70% interest in Rio Grande, all of which were contributed to Holly Energy Partners upon the closing of its initial public offering.

     On July 7, 2004, Holly Energy Partners priced 6,100,000 common units for the initial public offering and on July 8, 2004, Holly Energy Partners’ common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, Holly Energy Partners closed its initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 share over-allotment option that was exercised by the underwriters. Proceeds to Holly Energy Partners from the sale of the units were $145.5 million, net of underwriting commissions. We own a 51% interest in Holly Energy Partners, consisting of a 2% general partner interest and a 49% subordinated limited partner interest. The initial public offering represented the sale by us of a 49% interest in Holly Energy Partners.

     One of our affiliates, Holly Energy Partners Operating Company, L.P., a wholly owned subsidiary of Holly Energy Partners, entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and a lender, in conjunction with the initial public offering, with an option to increase the amount to $175 million under certain conditions. As of September 30, 2004, $25.0 million was drawn under the facility.

     In July 2004, Holly Energy Partners repaid Holly Corporation for $30.1 million of debt and made a distribution to Holly Corporation of $125.6 million. Beginning with the third quarter of 2004, we consolidate the results of Holly Energy Partners with minority interest treatment for the common units.

     We hold 7,000,000 subordinated units of Holly Energy Partners. Our rights as holder of subordinated units to receive distributions of cash from Holly Energy Partners are subordinated to the rights of the other limited partners to receive such distributions.

     In connection with the offering, we entered into a 15-year pipelines and terminals agreement with Holly Energy Partners under which we agreed generally to transport or terminal volumes on certain of Holly Energy Partners’ initial facilities that will result in revenues that will equal or exceed a specified

HOLLY CORPORATION

minimum revenue amount annually (which will initially be $35.4 million and will adjust upward based on the producer price index) over the term of the agreement.

Cash Flows from Operating Activities

     Cash flows provided by operating activities amounted to $163.5 million for the nine months ended September 30, 2004, compared to cash provided by operating activities of $80.0 million for the nine months ended September 30, 2003. The $83.5 million net increase in cash provided by operating activities for the first nine months of 2004 as compared to the first nine months of 2003 was primarily due to an increase in net income of $45.2 million (excluding the effect of the pre-tax gain on sale of assets). Additionally, positively impacting cash provided by operating activities in 2004 as compared to 2003, were greater increases in accounts payable of $93.7 million and net income taxes payable of $26.5 million, a larger decrease in inventories of $12.9 million, the refund of $25 million returned to us by Longhorn Partners under a prepaid transportation agreement, and turnaround expenditures incurred in 2003 of $5.1 million. These increases in cash flow were partially offset by significant items decreasing cash flow, when comparing the first nine months of 2004 to the first nine months of 2003, including a greater increase in accounts receivable of $100.6 million, an increase in prepayments and other in 2004 as compared to a decrease in 2003 resulting in a net increase of $7.4 million, and a decrease of $33.2 million in deferred taxes.

Cash Flows From Investing Activities and Capital Projects

     Cash flows provided by investing activities were $30.7 million for the nine months ended September 30, 2004, as compared to cash flows used for investing activities of $96.3 million for the nine months ended September 30, 2003. In July 2004, we received $145.5 million in net proceeds from the Holly Energy Partners offering. We expended $3.5 million in formation costs for Holly Energy Partners. Cash expenditures for property, plant and equipment for the first nine months of 2004 totaled $27.9 million, as compared to $53.1 million for the nine months ended September 30, 2003. In the first nine months of 2004, we received a distribution of $4.4 million from our asphalt joint venture. During the first nine months of 2004, we invested $87.5 million in marketable securities, and received proceeds of $3.1 million from the sale or maturity of a portion of those marketable securities. Our net cash flows provided by investing activities in 2003 included $24.0 million in proceeds from the sale of a crude oil gathering pipeline system located in West Texas, a cash outlay of $55.8 million for the purchase of the Woods Cross refinery on June 1, 2003 and $21.4 million for the purchase of an additional 45% interest in the Rio Grande joint venture.

     In recent years, we have invested significant amounts in capital expenditures to expand and enhance the Navajo Refinery and expand its supply and distribution network. In December 2003, we completed a major expansion project at the Navajo Refinery that included the construction of a new gas oil hydrotreater unit. The total cost of the project was approximately $85.0 million, excluding capitalized interest. The hydrotreater enhances higher value light product yields and expands our ability to produce additional quantities of gasolines meeting the present California Air Resources Board (“CARB”) standards, which were adopted in the Phoenix market for winter months beginning in late 2000, and enables us to meet the recently adopted Environmental Protection Agency (“EPA”) nationwide low-sulfur gasoline requirements that became effective January 1, 2004. Contemporaneous with the hydrotreater project, we completed necessary modifications to several of the Artesia and Lovington processing units for the Navajo Refinery expansion, which increased crude oil refining capacity from 60,000 BPD to 75,000 BPD. The permits we received for the Artesia facility, subject to possible minor modifications, should also permit a second phase expansion of the Navajo Refinery’s crude oil capacity to an estimated

HOLLY CORPORATION

80,000 BPD, but a schedule for such additional expansion has not been determined.

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

Planned Capital Expenditures

     Each year our Board of Directors approves capital projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. For 2004, we expect to expend approximately $35.0 million on capital projects, which amount includes certain carryovers of capital projects from previous years, less carryovers to 2005 of certain of the 2004 approved capital items. We are currently preparing our capital budget for 2005, which will consist of projects relating to increased profitability and regulatory compliance.

     Our clean fuels strategy for the Woods Cross Refinery calls for the construction of a diesel hydrotreater unit, at an estimated cost of $33.4 million, that will allow us to produce ultra low sulfur (“ULS”) on-road diesel by June 2006. The Woods Cross Refinery is also required to meet maximum achievable control technology (“MACT”) requirements on its fluid catalytic cracking (“FCC”) flue gas by January 1, 2010 and we plan to add equipment to the new diesel hydrotreater to desulfurize the feeds to the FCC prior to this 2010 date to comply with these requirements, as well as the future ULS gasoline requirements.

     For our Navajo Refinery, we are currently studying options that will allow us to meet the ULS on-road diesel fuel requirements. We expect to finalize these plans soon and expect the total investment necessary for the Navajo Refinery to meet ULS diesel requirements to be very cost competitive. Additional investment will be required for ULS gasoline compliance at the Navajo Refinery beginning 2010 and various options for achieving compliance are currently under study.

     The Montana Refinery is capable, with a minimal additional investment, of producing ULS gasoline today and is studying changes necessary to comply with ULS on-road diesel requirements by June 2010.

     The above mentioned regulatory compliance items, including the ULS requirements, or other presently existing or future environmental regulations could cause us to make additional capital investments beyond those described above and/or incur additional operating costs to meet applicable requirements.

     On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. Among other things, the Act creates tax incentives for small business refiners preparing to produce ULS diesel fuel. The Act provides an immediate deduction of 75% of certain costs paid or incurred to comply with the ULS diesel fuel standards, and a tax credit based on ULS diesel fuel production of up to 25% of those

HOLLY CORPORATION

costs. We qualify as a small business refiner, and have begun exploring the potential benefits that may arise under this and other provisions of the Act.

Cash Flows from Financing Activities

     Cash flows used for financing activities were $48.4 million for the nine months ended September 30, 2004, as compared to cash flows provided by financing activities of $9.3 million for the nine months ended September 30, 2003. During the first six months of 2004, we repaid in full our borrowings under our credit facility of $50.0 million, however Holly Energy Partners borrowed $25.0 million under their credit facility during the third quarter of 2004, resulting in a net decrease in borrowings under our credit facilities for the first nine months of 2004 of $25.0 million. Additionally, during the first nine months of 2004, we paid $5.8 million in dividends, purchased treasury stock for $15.3 million, received $3.5 million for common stock issued upon the exercise of options, and made distributions of $2.8 million to the minority interest partner of the Rio Grande Pipeline Company. During the first nine months of 2003, we had net borrowings under our credit facility of $15.0 million, spent $0.9 million to repurchase shares of common stock, paid $5.1 million in dividends and received $0.5 million for common stock issued upon exercise of options.

Contractual Obligations and Commitments

     During the nine months ended September 30, 2004, there were no significant changes to our contractual obligations for long-term debt and operating leases.

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

     In December 2001, we entered into a Consent Agreement (“Consent Agreement”) with the EPA, the New Mexico Environment Department, and the Montana Department of Environmental Quality. The Consent Agreement requires us to make investments at our New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment currently expected to total approximately $15.0 million over a period expected to end in 2010, of which approximately $9.3 million has been expended to date.

     In connection with the Holly Energy Partners offering, discussed above, we entered into a 15-year pipelines and terminals agreement with Holly Energy Partners under which we agreed generally to transport or terminal volumes on certain of Holly Energy Partners’ initial facilities that will result in revenue to Holly Energy Partners that will equal or exceed a specified minimum revenue amount annually

HOLLY CORPORATION

(which will initially be $35.4 million and will adjust upward based on the producer price index) over the term of the agreement.

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

New Accounting Pronouncements

     There have been no recent accounting pronouncements which would have a material impact on our financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     This discussion should be read in conjunction with the discussion under the heading “Additional Factors That May Affect Future Results” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

The operation of the Longhorn Pipeline could impact the supply of refined products to our existing markets, such as El Paso, Albuquerque, Tucson and Phoenix.

     The Longhorn Pipeline, which is owned by Longhorn Partners, is a new source of pipeline transportation from Gulf Coast refineries to El Paso. This pipeline is approximately 700 miles from the Houston area of the Gulf Coast to El Paso, utilizing a direct route. Longhorn Partners has announced that it would use the pipeline initially to transport approximately 72,000 BPD of refined products from the Gulf Coast to El Paso and markets served from El Paso, with an ultimate maximum capacity of 225,000 BPD. In December 2003, the United States Court of Appeals for the Fifth Circuit affirmed the decision by the federal district court in Austin, Texas that allowed the Longhorn Pipeline to begin operations when agreed improvements had been completed. In October 2004, the Supreme Court of the United States denied review of the Court of Appeals decision. Longhorn Partners announced in early September 2004 that products had been loaded into the pipeline and that products were expected to arrive in El Paso about the middle of September.

HOLLY CORPORATION

     The Longhorn Pipeline could result in downward pressure on wholesale refined products margins in El Paso and related markets. However, any effects on our markets in Tucson and Phoenix, Arizona and Albuquerque, New Mexico would be expected to be limited in the near-term because current common carrier pipelines from El Paso to these markets are now running at capacity and proration policies of these pipelines allocate only limited capacity to new shippers. Although ChevronTexaco has not announced any plans to expand its common carrier pipeline from El Paso to Albuquerque to address its capacity constraint, SFPP has announced plans to expand the capacity of its pipeline from El Paso to the Arizona market by 53,000 BPD. According to industry sources, this expansion is expected to be complete during late 2005 or early 2006. Although our results of operations might be adversely impacted by the start-up of the Longhorn Pipeline, we are unable to predict at this time the extent to which we could be negatively affected.

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

A lawsuit is pending between Frontier Oil Corporation and us.

     On August 20, 2003, Frontier Oil Corporation filed a lawsuit in the Delaware Court of Chancery against us seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement announced in late March 2003 under which we and Frontier would be combined. On August 21, 2003, we formally notified Frontier of our position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were and are excused and that we may terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. The trial with respect to Frontier’s Complaint and our Answer and Counterclaims began in the Delaware Court of Chancery on February 23, 2004 and was completed on March 5, 2004. In this litigation, the maximum amount of damages asserted by Frontier against us is approximately $161 million plus interest and the maximum amount of damages we are asserting against Frontier is approximately $148 million plus interest. Post-trial briefing was completed in late April 2004 and on May 4, 2004 the court heard oral argument. A decision is expected to be announced within several months from the date of this report. Although it is not possible at the date of this report to predict the outcome of this litigation, we believe that the claims made by Frontier in the litigation are wholly without merit and that our counterclaims are well founded.

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

     We periodically utilize petroleum commodity futures contracts to reduce our exposure to price fluctuations associated with crude oil and refined products. In October 2003, we entered into price swaps to help manage the exposure to price volatility relating to forecasted purchases of natural gas from December 2003 to March 2004. These transactions were designated as cash flow hedges of forecasted purchases. The contracts to hedge natural gas costs were for 6,000, 500, and 2,000 MMBtu per day for the Navajo Refinery, Montana Refinery, and the Woods Cross Refinery, respectively. The January to March 2004 contracts resulted in net realized gains of $270,000 and were recorded as a reduction to refinery operating expenses. There was no ineffective portion of these hedges, and at September 30, 2004, no price swaps were outstanding.

     At September 30, 2004, we had outstanding unsecured debt of $17.1 million and had $25.0 million of bank borrowings outstanding under the Holly Energy Partners credit facility. We do not have significant exposure to changing interest rates on our unsecured debt because the interest rates are fixed, the average maturity is less than one year and such debt represents less than 5% of our total capitalization. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk is very low. We used borrowings under our previous credit facility to finance our working capital needs. Before July 2004, we invested any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments was low. Beginning in July 2004, we are also investing certain available cash in portfolios of highly rated marketable debt securities primarily issued by government entities that have an average duration (including any cash equivalents invested) of not greater than one year and hence the interest rate market risk implicit in these investments is also low. A ten percent change in the market interest rate over the next year would not materially impact our earnings or cash flows since the interest rates on our long-term debt are fixed and our borrowings under our credit facility and investments are at market rates and such interest has historically not been significant as compared to our total operations. A ten percent change in the market interest rate over the next year would not materially impact our financial condition since the average maturity of our unsecured long-term debt is less than one year, such debt represents less than 5% of our total capitalization, and our borrowings under our credit facility and investments are at market rates.

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

     Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States of America; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$11,525	$17,550	$76,494	$47,134
Add provision for income tax	7,078	11,104	48,025	29,343
Add interest expense	922	755	2,628	1,292
Subtract interest income	(933)	(90)	(3,323)	(385)
Add depreciation and amortization	9,985	9,858	29,840	26,782

EBITDA	$28,577	$39,177	$153,664	$104,166

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

     Refinery gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our refining performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our refining performance on a relative and absolute basis.

     We calculate refinery gross margin and net operating margin using net sales, raw material costs and operating expenses, in each case averaged per produced barrel sold. Each of these component performance measures can be reconciled directly to our Statement of Income.

     Other companies in our industry may not calculate these performance measures in the same manner.

HOLLY CORPORATION

Refinery Gross Margin

     Refinery gross margin per barrel is the difference between average net sales price and average raw material costs per barrel of produced refined products. Refinery gross margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Average per produced barrel:
Navajo Refinery
Net sales	$52.71	$38.92	$50.12	$39.11
Less raw materials	44.15	30.44	39.00	31.60

Refinery gross margin	$8.56	$8.48	$11.12	$7.51

Woods Cross Refinery
Net sales	$53.06	$42.60	$50.34	$41.54
Less raw materials	48.80	34.78	44.00	34.64

Refinery gross margin	$4.26	$7.82	$6.34	$6.90

Montana Refinery
Net sales	$43.79	$36.02	$42.89	$35.98
Raw materials	37.60	26.50	35.36	28.64

Refinery gross margin	$6.19	$9.52	$7.53	$7.34

Consolidated
Net sales	$51.99	$39.51	$49.64	$39.14
Less raw materials	44.58	31.09	39.82	31.73

Refinery gross margin	$7.41	$8.42	$9.82	$7.41

Net Operating Margin

     Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Average per produced barrel:
Navajo Refinery
Refinery gross margin	$8.56	$8.48	$11.12	$7.51
Less refinery operating expenses	3.47	3.09	3.24	3.07

Net operating margin	$5.09	$5.39	$7.88	$4.44

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Woods Cross Refinery
Refinery gross margin	$4.26	$7.82	$6.34	$6.90
Less refinery operating expenses	3.93	3.76	3.93	3.42

Net operating margin	$0.33	$4.06	$2.41	$3.48

Montana Refinery
Refinery gross margin	$6.19	$9.52	$7.53	$7.34
Less refinery operating expenses	4.83	4.24	5.61	5.57

Net operating margin	$1.36	$5.28	$1.92	$1.77

Consolidated
Refinery gross margin	$7.41	$8.42	$9.82	$7.41
Less refinery operating expenses	3.70	3.36	3.56	3.34

Net operating margin	$3.71	$5.06	$6.26	$4.07

     Below are reconciliations to our Statement of Income for (i) net sales, raw material costs and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of refined product sales from produced products sold to total sales and other revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except barrel data or days)
Navajo Refinery
Average sales price per produced barrel sold	$52.71	$38.92	$50.12	$39.11
Times sales of produced refined products sold (BPD)	76,810	67,760	77,410	65,670
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$372,476	$242,624	$1,063,062	$701,161

Woods Cross Refinery
Average sales price per produced barrel sold	$53.06	$42.60	$50.34	$41.54
Times sales of produced refined products sold (BPD)	24,600	23,700	23,720	24,550
Times number of days in period	92	92	274	122

Refined product sales from produced products sold	$120,085	$92,885	$327,174	$124,416

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except barrel data or days)
Montana Refinery
Average sales price per produced barrel sold	$43.79	$36.02	$42.89	$35.98
Times sales of produced refined products sold (BPD)	10,010	9,440	7,960	7,600
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$40,327	$31,283	$93,545	$74,651

Sum of refined product sales from produced products sold for our three refineries(1)	$532,888	$366,792	$1,483,781	$900,228
Add refined product sales from purchased products sold and rounding	58,293	37,139	126,032	130,062

Total refined product sales	591,181	403,931	1,609,813	1,030,290
Add other refining segment revenue	961	230	1,064	531

Total refining segment revenue	592,142	404,161	1,610,877	1,030,821
Add pipeline transportation segment sales & other revenues	5,449	6,650	17,245	14,258
Add (subtract) corporate and other revenues and eliminations	(143)	4,446	1,118	8,377

Sales and other revenues	$597,448	$415,257	$1,629,240	$1,053,456

(1)	The above calculations of refined product sales from produced products sold can also be calculated on a consolidated basis. These numbers may not calculate exactly due to rounding of reported numbers.

Average sales price per produced barrel sold	$51.99	$39.51	$49.64	$39.14
Times sales of produced refined products sold (BPD)	111,420	100,900	109,090	84,240
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$532,888	$366,792	$1,483,781	$900,228

HOLLY CORPORATION

Reconciliation of average raw material costs per produced barrel sold to total costs of products sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except barrel data or days)
Navajo Refinery
Average raw materials cost per produced barrel sold	$44.15	$30.44	$39.00	$31.60
Times sales of produced refined products sold (BPD)	76,810	67,760	77,410	65,670
Times number of days in period	92	92	274	273

Raw material costs for produced products sold	$311,987	$189,761	$827,203	$566,522

Woods Cross Refinery
Average raw materials cost per produced barrel sold	$48.80	$34.78	$44.00	$34.64
Times sales of produced refined products sold (BPD)	24,600	23,700	23,720	24,550
Times number of days in period	92	92	274	122

Raw material costs for produced products sold	$110,444	$75,834	$285,968	$103,750

Montana Refinery
Average raw materials cost per produced barrel sold	$37.60	$26.50	$35.36	$28.64
Times sales of produced refined products sold (BPD)	10,010	9,440	7,960	7,600
Times number of days in period	92	92	274	273

Raw material costs for produced products sold	$34,627	$23,015	$77,122	$59,422

Sum of raw material costs for produced products sold from our three refineries (1)	$457,058	$288,610	$1,190,293	$729,694
Add refined product costs from purchased products sold and rounding	50,719	36,582	118,264	129,310

Total refining segment costs of products sold	507,777	325,192	1,308,557	859,004
Add (subtract) corporate and other costs and eliminations	(147)	2,527	(378)	4,301

Costs of products sold	$507,630	$327,719	$1,308,179	$863,305

(1)	The above calculations of raw material costs for produced products sold can also be calculated on a consolidated basis. These numbers may not calculate exactly due to rounding of reported numbers.

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except barrel data or days)
Average raw materials cost per produced barrel sold	$44.58	$31.09	$39.82	$31.73
Times sales of produced refined products sold (BPD)	111,420	100,900	109,090	84,240
Times number of days in period	92	92	274	273

Raw material costs for produced products sold	$457,058	$288,610	$1,190,293	$729,694

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except barrel data or days)
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$3.47	$3.09	$3.24	$3.07
Times sales of produced refined products sold (BPD)	76,810	67,760	77,410	65,670
Times number of days in period	92	92	274	273

Refinery operating expenses for produced products sold	$24,521	$19,263	$68,722	$55,039

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$3.93	$3.76	$3.93	$3.42
Times sales of produced refined products sold (BPD)	24,600	23,700	23,720	24,550
Times number of days in period	92	92	274	122

Refinery operating expenses for produced products sold	$8,894	$8,198	$25,542	$10,243

Montana Refinery
Average refinery operating expenses per produced barrel sold	$4.83	$4.24	$5.61	$5.57
Times sales of produced refined products sold (BPD)	10,010	9,440	7,960	7,600
Times number of days in period	92	92	274	273

Refinery operating expenses for produced products sold	$4,448	$3,682	$12,236	$11,557

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except barrel data or days)
Sum of refinery operating expenses per produced products sold from our three refineries (1)	$37,863	$31,143	$106,500	$76,839
Add other refining segment operating expenses and rounding	4,580	3,856	11,996	11,771

Total refining segment operating expenses	42,443	34,999	118,496	88,610
Add pipeline transportation segment operating expenses	890	1,778	3,311	3,616
Add corporate and other costs and eliminations	22	1,907	155	2,722

Operating expenses (exclusive of depreciation, depletion and amortization)	$43,355	$38,684	$121,962	$94,948

(1)	The above calculations of refined product sales from produced products sold can also be calculated on a consolidated basis. These numbers may not calculate exactly due to rounding of reported numbers.

Average refinery operating expenses per produced barrel sold	$3.70	$3.36	$3.56	$3.34
Times sales of produced refined products sold (BPD)	111,420	100,900	109,090	84,240
Times number of days in period	92	92	274	273

Refinery operating expenses for produced products sold	$37,863	$31,143	$106,500	$76,839

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except barrel data or days)
Navajo Refinery
Net operating margin per barrel	$5.09	$5.39	$7.88	$4.44
Add average refinery operating expenses per produced barrel	3.47	3.09	3.24	3.07

Refinery gross margin per barrel	8.56	8.48	11.12	7.51
Add average raw material cost per produced barrel sold	44.15	30.44	39.00	31.60

Average net sales per produced barrel sold	$52.71	$38.92	$50.12	$39.11
Times sales of produced refined products sold (BPD)	76,810	67,760	77,410	65,670
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$372,476	$242,624	$1,063,062	$701,161

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except barrel data or days)
Woods Cross Refinery
Net operating margin per barrel	$0.33	$4.06	$2.41	$3.48
Add average refinery operating expenses per produced barrel	3.93	3.76	3.93	3.42

Refinery gross margin per barrel	4.26	7.82	6.34	6.90
Add average raw material cost per produced barrel sold	48.80	34.78	44.00	34.64

Average net sales per produced barrel sold	$53.06	$42.60	$50.34	$41.54
Times sales of produced refined products sold (BPD)	24,600	23,700	23,720	24,550
Times number of days in period	92	92	274	122

Refined product sales from produced products sold	$120,085	$92,885	$327,174	$124,416

Montana Refinery
Net operating margin per barrel	$1.36	$5.28	$1.92	$1.77
Add average refinery operating expenses per produced barrel	4.83	4.24	5.61	5.57

Refinery gross margin per barrel	6.19	9.52	7.53	7.34
Add average raw material cost per produced barrel sold	37.60	26.50	35.36	28.64

Average net sales per produced barrel sold	$43.79	$36.02	$42.89	$35.98
Times sales of produced refined products sold (BPD)	10,010	9,440	7,960	7,600
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$40,327	$31,283	$93,545	$74,651

Sum of refined product sales from produced products sold from our three refineries (1)	$532,888	$366,792	$1,483,781	$900,228
Add refined product sales from purchased products sold and rounding	58,293	37,139	126,032	130,062

Total refined product sales	591,181	403,931	1,609,813	1,030,290
Add other refining segment revenue	961	230	1,064	531

Total refining segment revenue	592,142	404,161	1,610,877	1,030,821
Add pipeline transportation segment sales & other revenues	5,449	6,650	17,245	14,258
Add (subtract) corporate and other revenues and eliminations	(143)	4,446	1,118	8,377

Sales and other revenues	$597,448	$415,257	$1,629,240	$1,053,456

(1)	The above calculations of refined product sales from produced products sold can also be calculated on a consolidated basis. These numbers may not calculate exactly due to rounding of reported numbers.

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except barrel data or days)
Net operating margin per barrel	$3.71	$5.06	$6.26	$4.07
Add average refinery operating expenses per produced barrel	3.70	3.36	3.56	3.34

Refinery gross margin per barrel	7.41	8.42	9.82	7.41
Add average raw material cost per produced barrel sold	44.58	31.09	39.82	31.73

Average sales price per produced barrel sold	$51.99	$39.51	$49.64	$39.14
Times sales of produced refined products sold (BPD)	111,420	100,900	109,090	84,240
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$532,888	$366,792	$1,483,781	$900,228

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(d) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

HOLLY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On August 20, 2003, Frontier Oil Corporation filed a lawsuit in the Delaware Court of Chancery against us seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement announced in late March 2003 under which we and Frontier would be combined. On August 21, 2003, we formally notified Frontier of our position that pending and threatened toxic tort litigation with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were and are excused and that we may terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. The trial with respect to Frontier’s Complaint and our Answer and Counterclaims began in the Delaware Court of Chancery on February 23, 2004 and was completed on March 5, 2004. In this litigation, the maximum amount of damages asserted by Frontier against us is approximately $161 million plus interest and the maximum amount of damages we are asserting against Frontier is approximately $148 million plus interest. Post-trial briefing was completed in late April 2004 and on May 4, 2004 the court heard oral argument. A decision is expected to be announced within several months from the date of this report. Although it is not possible at the date of this report to predict the outcome of this litigation, we believe that the claims made by Frontier in the litigation are wholly without merit and that our counterclaims are well founded.

     We have pending in the United States Court of Federal Claims a lawsuit against the Department of Defense relating to claims totaling approximately $299 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999. In October 2003, the judge before whom the case is pending issued a ruling that denied the Government’s motion for partial summary judgment on all issues raised by the Government and granted our motion for partial summary judgment on most of the issues we raised. The ruling on the motions for summary judgment in our case does not constitute a final ruling on our claims, but instead the judge’s ruling is expected to be followed by substantial discovery proceedings and then a trial on factual issues. In September 2004, we amended our complaint in this lawsuit to add an additional claim for approximately $900,000 which the Government had denied in November 2003. The trial judge in our case issued an order on March 18, 2004 to stay proceedings in our case while interlocutory appeals to the United States Court of Appeals for the Federal Circuit are pending on rulings by two other United States Court of Federal Claims judges in cases relating to military fuel sales of two other refining companies. The rulings in these two lower court cases were favorable to the position of the refining company in one case and favorable to the position of the Government in the other case. A decision by the appeals court in these cases is expected to be issued in the first half of 2005 and such decision could substantially affect our lawsuit. It is not possible at the date of this report to predict the outcome of further proceedings in our case or the impact on our case of any decisions by the appeals court in the related cases, nor is it possible to predict what amount, if any, will ultimately be payable to us with respect to our lawsuit.

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

     On May 21, 2004 we responded to a Request for Information from the EPA under Section 114 of the Clean Air Act that we had received in April 2004. The Request for Information related to certain batches of gasoline produced and shipped by our Navajo Refinery in 2000 through 2003 and followed informal communications with the EPA concerning our compliance with environmental regulations applicable to gasolines produced by the Navajo Refinery. One specific matter that was the subject of informal communications with the EPA in early 2004 but that was not the subject of the Request for Information was the inadvertent issuance by the Navajo Refinery for almost 12 months during 2001 and 2002 of delivery documents to exchange partners that failed to properly contain statements required by federal regulations that the product did not meet the requirements for reformulated gasoline. We believe that this omission did not result in the delivery of non-reformulated gasoline to geographic areas where federal regulations require the use of reformulated gasoline. We discovered and corrected this problem, which had been caused by a computer system problem at the Navajo Refinery’s Artesia, New Mexico loading rack, and self-reported the violation in our annual attestation statement made to the EPA in May 2002. At the date of this report, we have no indication whether or not the EPA will consider any of the matters that were the subject of informal communications with the EPA in early 2004, including the matters that are the subject of the April 2004 Request for Information, as matters for enforcement action. If such enforcement action were taken, we do not believe that it would result in a material adverse effect on our results of operations or financial condition.

HOLLY CORPORATION

Item 6. Exhibits

10.1*	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated November 4, 2004, File No. 1-3876).

10.2*	Form of Executive Restricted Stock Agreement [two-year term vesting form] (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 4, 2004, File No. 1-3876).

10.3*	Form of Executive Restricted Stock Agreement [two-year term and performance vesting form] (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated November 4, 2004, File No. 1-3876).

10.4*	Form of Executive Restricted Stock Agreement [five-year term vesting form] (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated November 4, 2004, File No. 1-3876).

10.5*	Form of Executive Restricted Stock Agreement [five-year term and performance vesting form] (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated November 4, 2004, File No. 1-3876).

10.6*	Form of Performance Share Unit Agreement [one-year form] (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated November 4, 2004, File No. 1-3876).

10.7*	Form of Performance Share Unit Agreement [three-year form] (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K dated November 4, 2004, File No. 1-3876).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitute management contracts or compensatory plans or arrangements.

HOLLY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION
(Registrant)

Date: November 8, 2004	/s/ Scott C. Surplus

Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial Officer
(Principal Financial Officer)