Form 10-Q
period 2005-03-31
HOLLY CORP
filed 2005-05-10
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

31,774,270 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2005.

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

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Additional Factors that May Affect Future Results” (including “Risk Management”) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I and those in Item 1 “Legal Proceedings” in Part II, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	effects of governmental regulations and policies;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out construction projects;

•	the ability of us or Holly Energy Partners, L.P. to acquire refined product operations or pipeline or terminal operations on acceptable terms and to integrate any future acquired operations;

•	the final outcome of litigation with Frontier Oil Corporation;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions;

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. This summary discussion should be read in conjunction with the discussion under the heading “Additional Factors That May Affect Future Results” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Liquidity and Capital Resources” and “Additional Factors That May Affect Future Results.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     “Hydrofluoric (“HF”) alkylation” means a refinery process which combines isobutane and C3/C4 olefins using HF acid as a catalyst to make high octane gasoline blend stock.

     “Isomerization” means a refinery process for converting C5/C6 gasoline compounds into their isomers, i.e., rearranging the structure of the molecules without changing their size or chemical composition.

     “LPG” means liquid petroleum gases.

     “MTBE” means methyl tertiary butyl ether, a high octane gasoline blend stock that is used to make various grades of gasoline.

     “Natural gasoline” means a low octane gasoline blend stock that is purchased and used to blend with other high octane stocks produced to make various grades of gasoline.

     “Refining gross margin” or “refinery gross margin” means the difference between average net sales price and average costs of products per barrel of produced refined products. This does not include the associated depreciation, depletion and amortization costs.

     “Reforming” means the process of converting gasoline type molecules into aromatic, higher octane gasoline blend stocks while producing hydrogen in the process.

     “Solvent deasphalter / residuum oil supercritical extraction (“ROSE”)” means a refinery process that uses a light hydrocarbon like propane or butane to extract non asphaltene heavy oils from asphalt or atmospheric reduced crude. These deasphalted oils are then further converted to gasoline and diesel in the FCC process. The remaining asphaltenes are either sold, blended to fuel oil or blended with other asphalt as a hardener.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLY CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,439	$67,460
Marketable securities	74,959	96,215

Accounts receivable: Product and transportation	147,431	105,998
Crude oil sales	245,352	175,732

	392,783	281,730

Inventories: Crude oil and refined products	130,142	92,544
Materials and supplies	14,975	12,424

	145,117	104,968

Income taxes receivable	3,060	6,394
Prepayments and other	15,442	16,139

Total current assets	694,800	572,906

Properties, plants and equipment, at cost	702,513	572,147
Less accumulated depreciation, depletion and amortization	(278,402)	(259,874)

	424,111	312,273

Marketable securities (long-term)	55,764	55,590
Transportation agreements	63,673	4,718
Investments in and advances to joint ventures	—	12,423

Other assets: Turnaround costs (long-term portion)	10,925	13,535
Intangibles and other	17,727	11,268

	28,652	24,803

Total assets	$1,267,000	$982,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$507,693	$377,717
Accrued liabilities	29,077	37,975
Current maturities of long-term debt	8,572	8,572

Total current liabilities	545,342	424,264

Deferred income taxes	20,798	20,462
Long-term debt, less current maturities	147,055	25,000
Other long-term liabilities	14,133	15,521
Commitments and contingencies	—	—
Minority interests	181,282	157,550

Stockholders’ equity:
Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 50,000,000 shares authorized; 35,289,221 and 34,804,796 shares issued as of March 31, 2005 and December 31, 2004, respectively	353	348
Additional capital	38,170	29,281
Retained earnings	350,325	339,798
Accumulated other comprehensive income (loss)	(1,858)	(1,719)
Common stock held in treasury, at cost – 3,534,826 and 3,510,036 shares as of March 31, 2005 and December 31, 2004, respectively	(28,600)	(27,792)

Total stockholders’ equity	358,390	339,916

Total liabilities and stockholders’ equity	$1,267,000	$982,713

See accompanying notes.

HOLLY CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Sales and other revenues	$651,725	$463,057

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	556,193	374,895
Operating expenses (exclusive of depreciation, depletion, and amortization)	44,604	38,672
Selling, general and administrative expenses (exclusive of depreciation, depletion, and amortization)	13,098	14,377
Depreciation, depletion and amortization	11,819	9,924
Exploration expenses, including dry holes	102	123

Total operating costs and expenses	625,816	437,991

Income from operations	25,909	25,066

Other income (expense):
Equity in loss of joint ventures	(685)	(655)
Minority interests in income of partnerships	(3,602)	(689)
Interest income	1,168	77
Interest expense	(1,544)	(955)

	(4,663)	(2,222)

Income before income taxes	21,246	22,844

Income tax provision:
Current	7,725	7,951
Deferred	455	931

	8,180	8,882

Net Income	$13,066	$13,962

Net income per common share – basic	$0.41	$0.45

Net income per common share – diluted	$0.41	$0.43

Cash dividends declared per common share	$0.08	$0.065

Average number of common shares outstanding:
Basic	31,514	31,212
Diluted	32,252	32,180

See accompanying notes.

HOLLY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$13,066	$13,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,819	9,924
Deferred income taxes	455	931
Minority interests in income of partnerships	3,602	689
Equity in loss of joint ventures	685	655
Equity based compensation expense	1,420	—
(Increase) decrease in current assets:
Accounts receivable	(107,724)	(21,370)
Inventories	(31,857)	26,366
Income taxes receivable	7,675	7,901
Prepayments and other	752	728
Increase (decrease) in current liabilities:
Accounts payable	122,560	(4,382)
Accrued liabilities	(9,187)	(506)
Turnaround expenditures	(707)	—
Other, net	(1,158)	2,433

Net cash provided by operating activities	11,401	37,331

Cash flows from investing activities:
Additions to properties, plants and equipment	(13,448)	(13,772)
Acquisition by HEP of pipeline and terminal assets	(121,280)	—
Investments and advances to joint ventures	—	(64)
Purchase of additional interest in joint venture, net of cash	(18,506)	—
Proceeds from sale of interest in joint venture	832	—
Distributions from joint ventures	—	2,940
Purchases of marketable securities	(34,625)	—
Sales and maturities of marketable securities	55,274	—

Net cash used for investing activities	(131,753)	(10,896)

Cash flows from financing activities:
Proceeds from issuance of HEP senior notes, net of underwriter discount	147,375	—
Net decrease in borrowings under revolving credit agreements	(25,000)	(15,000)
Debt issuance costs	(490)	—
Issuance of common stock upon exercise of options	2,324	1,894
Purchase of treasury stock	(808)	—
Cash dividends	(2,520)	(1,707)
Cash distributions to minority interests	(4,550)	(1,050)

Net cash provided by (used for) financing activities	116,331	(15,863)

Cash and cash equivalents:
Increase (decrease) for the period	(4,021)	10,572
Beginning of period	67,460	11,690

End of period	$63,439	$22,262

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$432	$482
Income taxes	$50	$50

See accompanying notes.

HOLLY CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Net income	$13,066	$13,962
Other comprehensive loss:
Unrealized loss on securities available for sale	(228)	—

Derivative instruments qualifying as cash flow hedging instruments
Change in fair value of derivative instruments	—	(329)
Reclassification adjustment into net income	—	(270)

Total loss on cash flow hedges	—	(599)

Other comprehensive loss before income taxes	(228)	(599)
Income tax benefit	89	230

Other comprehensive loss	(139)	(369)

Total comprehensive income	$12,927	$13,593

See accompanying notes.

HOLLY CORPORATION

Note A: Description of Business and Presentation of Financial Statements

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

     As of March 31, 2005, we:

•	owned and operated three refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), and refineries in Woods Cross, Utah and Great Falls, Montana;

•	owned approximately 1,000 miles of crude oil and intermediate product pipelines located principally in West Texas and New Mexico;

•	owned 100% of NK Asphalt Partners which manufactures and markets asphalt products from various terminals in Arizona and New Mexico; and

•	owned a 47.9% interest in Holly Energy Partners, L.P. (“HEP”), which owns logistic assets including approximately 1,300 miles of refined product pipelines located in Texas, New Mexico and Oklahoma (including 340 miles of leased pipeline); eleven refined product terminals; two refinery truck rack facilities, a refined products tank farm facility, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”).

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2005, the consolidated results of operations and comprehensive income for the three months ended March 31, 2005 and 2004 and consolidated cash flows for the three months ended March 31, 2005 and 2004 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

Our results of operations for the first three months of 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior reported amounts to conform to current classifications.

On February 28, 2005, HEP closed on the acquisition of assets from Alon USA, Inc. and certain of its affiliates (collectively “Alon”), which reduced our ownership interest in HEP to 47.9%. See Note B for additional information regarding HEP’s asset acquisition from Alon.

In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by a subsidiary of Koch Materials Company (“Koch”) increasing our ownership in NK Asphalt Partners from 49% to 100%. The partnership now does business under the name of “Holly Asphalt Company.” Additionally, on February 28, 2005, we sold our 49% interest in MRC Hi-Noon LLC to our joint venture partner. See Note F for additional information regarding both of these transactions.

Our operations are currently organized into two business divisions, which are Refining and HEP. The Refining business division includes the Navajo Refinery, Woods Cross Refinery, Montana Refinery and NK Asphalt Partners. Our operations that are not included in either the Refining or HEP business divisions include the operations of Holly Corporation, the parent company, a small-scale oil and gas exploration and production program, and the elimination of the revenue and costs associated with HEP’s pipeline transportation services for us as well as the recognition of the minority interests’ income of HEP.

HOLLY CORPORATION

New Accounting Pronouncements

SFAS No. 123 (revised) “Share-Based Payment”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) (revised), “Share-Based Payment.” This revision prescribes the accounting for a wide-range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed on the income statement. This standard was to become effective for us for the first interim period beginning after June 15, 2005, however in April 2005, the SEC allowed for a delay in the implementation of this standard, with the result that we are now required to adopt this standard for our 2006 year. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are evaluating the method of adoption and the impact, if any, of the new standard on our financial statements.

SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”

In December 2004, the FASB issued SFAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard will be effective for fiscal years beginning after June 15, 2005. We are studying the provisions of this new pronouncement to determine the impact, if any, on our financial statements.

Note B: HEP’s Alon Acquisition

On February 28, 2005, HEP closed its acquisition from Alon of four refined products pipelines aggregating approximately 500 miles, an associated tank farm and two refined products terminals with aggregate storage capacity of approximately 347,000 barrels. These pipelines and terminals are located primarily in Texas and transport approximately 70% of the light refined products for Alon’s 65,000 BPSD capacity refinery in Big Spring, Texas. Following the closing of this transaction, we now own 47.9% of HEP including the 2% general partner interest and other investors in HEP own 52.1%. HEP continues to be included in our consolidated financial statements because of the control relationship between Holly Corporation and HEP.

The total consideration paid by HEP for these pipeline and terminal assets was $120 million in cash and 937,500 Class B subordinated units which, subject to certain conditions, will convert into an equal number of HEP common units in five years. HEP financed the Alon transaction through a private offering of $150 million principal amount of 6.25% senior notes due 2015. HEP used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under its credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. HEP amended its credit agreement prior to the Alon acquisition and note offering to allow for these events as well as to amend certain of the restrictive covenants. In connection with the Alon transaction, HEP entered into a 15-year pipelines and terminals agreement with Alon. Under this agreement, Alon agreed to transport on the pipelines and throughput volumes through the terminals, a volume of refined products that would result in minimum revenues to HEP of $20.2 million per year. The agreed upon tariffs at the minimum volume commitment will increase or decrease each year at a rate equal to the percentage change in the producer price index, but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s recent usage of these pipeline and terminals taking into account a 5,000 BPSD expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted for changes in the producer price index, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the pipelines and terminals agreement may be reduced or suspended under certain circumstances. HEP granted Alon a second mortgage on the pipelines and terminals to secure certain of Alon’s rights under the pipelines and terminals agreement. Alon will have a right of first refusal to purchase the pipelines and terminals if HEP decides to sell them in the future. Additionally, HEP entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, under which Alon will indemnify HEP subject to a $100,000 deductible and a $20 million maximum liability cap.

HOLLY CORPORATION

The acquisition for the Alon pipeline and terminal assets was preliminarily allocated to the individual assets acquired based on their estimated fair values. The final allocation of the consideration is pending an independent appraisal, which is currently expected to be completed by year-end. The aggregate consideration amounted to $146.0 million, which consisted of $24.7 million fair value of HEP’s Class B subordinated units, $120 million in cash and $1.3 million of transaction costs. In accounting for this acquisition, we preliminarily recorded pipeline and terminal assets of $86.3 million and an intangible asset of $59.7 million, representing the value of the 15-year pipelines and terminals agreement for transportation.

Note C: Earnings Per Share

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

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net income	$13,066	$13,962

Average number of shares of common stock outstanding	31,514	31,212
Effect of dilutive stock options and variable restricted shares	738	968

Average number of shares of common stock outstanding assuming dilution	32,252	32,180

Income per share – basic	$0.41	$0.45

Income per share – diluted	$0.41	$0.43

Note D: Stock-Based Compensation

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

HOLLY CORPORATION

The following table represents the effect on net income and earnings per share as if we had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$13,066	$13,962
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	72	83

Pro forma net income	$12,994	$13,879

Net income per share – basic
As reported	$0.41	$0.45
Pro forma	$0.41	$0.45

Net income per share – diluted
As reported	$0.41	$0.43
Pro forma	$0.40	$0.43

We issued 57,075 shares of restricted stock under our Long Term Incentive Compensation Plan during the three months ended March 31, 2005. These shares vest 33.3% on January 1, 2008, 33.3% on January 1, 2009 and 33.4% on January 1, 2010 (with later performance-based vesting in the case of shares granted to certain key executives). During the year ended December 31, 2004 we issued 271,094 shares (net of forfeitures) of restricted stock under our Long Term Incentive Compensation Plan. Of the 271,094 shares issued, 74,450 shares vested in January or February 2005 and 74,450 shares are scheduled to vest on or after January 1, 2006 (with later performance-based vesting after January 1, 2006 in the case of shares granted to certain key executives). The remaining 122,194 shares vest 33.3% on January 1, 2007, 33.3% on January 1, 2008 and 33.4% on January 1, 2009 (with later performance-based vesting in the case of shares granted to certain key executives). We also issued 17,010 shares of restricted stock to outside directors with these shares vesting on the date of the Annual Meeting of Stockholders in 2007. Although ownership in the shares does not transfer to the recipients until the shares vest, recipients have dividend and voting rights on these shares from the date of grant. We are recording the cost of these grants over their corresponding vesting periods and have expensed $1.4 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

During the three months ended March 31, 2005, we granted 69,162 performance share units under our Long Term Incentive Compensation Plan. These units generally vest on January 1, 2008. During the year ended December 31, 2004, we granted 277,350 performance share units (net of forfeitures) under our Long Term Incentive Compensation Plan. Of the 277,350 units issued, 162,900 units (net of forfeitures) vested on January 1, 2005. The remaining 114,450 units (net of forfeitures) generally vest on January 1, 2007. The cash benefit payable under these grants is based upon our share price and upon our total shareholder return during the period as compared to the total shareholder return of our peer group of refining companies. We are recording the cost of these grants over their corresponding vesting periods and have expensed $1.1 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively.

Previously awarded stock options and all other compensation arrangements based on the market value of our common stock have been adjusted to reflect the two-for-one stock split in August 2004.

Note E: Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio consists of cash, cash equivalents, and investments in debt securities primarily issued by government entities.

We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash

HOLLY CORPORATION

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

The following is a summary of our available-for-sale securities at March 31, 2005:

	Available-for-Sale Securities
		Gross	Estimated
		Unrealized	Fair Value
		(Gains)	(Net Carrying
	Amortized Cost	Losses	Amount)
	(Dollars in thousands)
U.S. Treasury	$18,087	$301	$17,786
U.S. government agency	8,946	(41)	8,987
Asset backed government and corporate securities	485	—	485
States and political subdivisions	96,794	382	96,412
Corporate debt securities	7,058	5	7,053

Total debt securities	$131,370	$647	$130,723

During the three months ended March 31, 2005, we recognized $0.8 million in gains related to 45 sales and maturities where we received $55.3 million in proceeds. The realized gains represent the difference between the purchase price and market value on the maturity date or sales date.

Note F: Investments in Joint Ventures

Prior to February 2005, NK Asphalt Partners was owned 49% by us and 51% by Koch, and did business under the name “Koch Asphalt Solutions – Southwest.” We accounted for this investment using the equity method. In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by Koch for $16.9 million plus working capital. This purchase increased our ownership in NK Asphalt Partners from 49% to 100% and eliminated any further obligations we had with respect to additional contributions under the joint venture agreement. The partnership manufactures and markets asphalt and asphalt products from various terminals in Arizona and New Mexico and now does business under the name of “Holly Asphalt Company.” From the date of acquisition of the additional 51%, we have consolidated the results of NK Asphalt Partners in our consolidated financial statements. All intercompany transactions have been eliminated in consolidation. The purchase price was preliminarily allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The final allocation of the purchase price is pending an independent appraisal, which is currently expected to be completed by year-end. The total purchase consideration for the 51% interest, including expenses, was $21.9 million, less cash of $3.4 million which was recorded due to the consolidation of NK Asphalt Partners at the time of the 51% acquisition. In addition to the cash, at the date of the acquisition, we preliminarily recorded current assets of $11.7 million, net property, plant and equipment of $20.5 million, intangible asset of $5.3 million, goodwill of $0.9 million, and current liabilities of $8.5 million, and eliminated our equity investment. All asphalt produced at our Navajo Refinery is sold at market prices to the affiliate under a supply agreement. Sales to the joint venture during the three months ended March 31, 2005, prior to the acquisition, were $3.9 million and for the three months ended March 31,

HOLLY CORPORATION

2004 were $5.4 million.

Rio Grande is a pipeline joint venture partnership that is owned 70% by HEP and 30% by BP p.l.c., and serves northern Mexico by transporting liquid petroleum gases (“LPG’s”) from a point near Odessa, Texas to Pemex Gas (“Pemex”) at a point near El Paso, Texas. Pemex then transports the LPG’s to its Mendez terminal near Juarez, Mexico. Prior to the initial public offering of HEP on July 13, 2004, Rio Grande was owned 70% by us and 30% by BP p.l.c.

Prior to February 28, 2005, we had a 49% interest in MRC Hi-Noon LLC, a joint venture operating retail service stations and convenience stores in Montana, and we accounted for our share of earnings from the joint venture using the equity method. At December 31, 2004, we had a reserve balance of approximately $0.8 million related to the collectability of advances to the joint venture and related accrued interest. On February 28, 2005, we sold our 49% interest to our joint venture partner and agreed to accept partial payment on the advances we previously made to the joint venture. In connection with this transaction, we received $0.8 million, which resulted in a book gain to us of $0.5 million.

Note G: Environmental

Consistent with our accounting policy for environmental remediation and cleanup costs, we expensed $0.2 million during the three months ended March 31, 2004 for environmental remediation and cleanup obligations. We have not expensed any costs during the three months ended March 31, 2005. The accrued environmental liability reflected in the consolidated balance sheet was $3.5 million and $3.6 million at March 31, 2005 and December 31, 2004, respectively, of which $2.4 million was classified as other long-term liabilities. Costs of future expenditures for environmental remediation are not discounted to their present value.

Note H: Debt

	March 31,	December 31,
	2005	2004
	(In thousands)
Senior Notes
Series C	$5,572	$5,572
Series D	3,000	3,000
HEP - 6.25% senior notes	147,055	—

	155,627	8,572

Credit agreement facility
Holly Corporation	—	—
HEP	—	25,000

	—	25,000

Total debt	155,627	33,572

Current maturities of long-term debt	(8,572)	(8,572)

Total debt classified as long-term	$147,055	$25,000

Credit Facilities

On July 1, 2004, we entered into a new $175 million secured revolving credit facility with Bank of America as administrative agent and lender, with a term of four years and an option to increase the facility to $225 million subject to certain conditions. The credit facility may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at March 31, 2005. At March 31, 2005, we had outstanding letters of credit totaling $1.2 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $173.8 million at March 31, 2005.

HOLLY CORPORATION

One of our affiliates, Holly Energy Partners — Operating, L.P., a wholly-owned subsidiary of HEP, entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and lender, in conjunction with the initial public offering of HEP, with an option to increase the amount to $175 million under certain conditions. The credit facility is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. The credit facility matures in July 2008. The credit facility was amended effective February 28, 2005 to allow for the closing of the Alon transaction and the related senior notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from its senior note offering, HEP repaid $30 million of outstanding indebtedness under the credit facility, including $5 million drawn shortly before the closing of the Alon transaction. As of March 31, 2005, HEP had no amounts outstanding under their Credit Agreement. At that level of usage, the unused commitment under HEP’s credit facility was $100.0 million at March 31, 2005.

HEP’s Senior Notes Due 2015

HEP financed the $120 million cash portion of the Alon transaction through its private offering on February 28, 2005 of $150 million principal amount of 6.25% senior notes due 2015 (“Senior Notes”). HEP used the balance to repay $30 million of outstanding indebtedness under its credit facility, including $5 million drawn shortly before the closing of the Alon transaction.

The Senior Notes mature on March 1, 2015 and bear interest at 6.25%. The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the Senior Notes.

HEP has agreed to file a registration statement by July 28, 2005 enabling the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms. The exchange notes will generally be freely transferable but will be a new issue of securities for which there will not initially be a market.

The $150 million principal amount of Senior Notes is recorded at $147.1 million on our accompanying consolidated balance sheet at March 31, 2005. The difference of $2.9 million from the principal balance is due to the accounting for the $2.6 million discount to the initial purchasers and for $0.3 million relating to the interest rate swap contract discussed below.

Interest Rate Risk Management

HEP has entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of its Senior Notes from a fixed rate to variable rates. The interest rate on the $60 million notional amount will be equal to the three month LIBOR rate plus an applicable margin of 1.1575%, which equaled an effective interest rate of 4.12% on $60 million of the debt during the first quarter of 2005. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.

This interest rate swap has been designated as a fair value hedge as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” HEP’s interest rate swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the “shortcut” method prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swaps.

The fair value of HEP’s interest rate swap agreement of $0.3 million is included in “Other long-term liabilities” in our consolidated balance sheet at March 31, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt, less current maturities” on our consolidated balance sheet at March 31, 2005.

HOLLY CORPORATION

Other Debt Information

The carrying amounts of our debt recorded on the balance sheet are approximately equal to fair value.

Although debt of HEP is reflected on our balance sheet (because HEP is a consolidated subsidiary) for dates when the debt is outstanding, Holly Corporation and its operating subsidiaries, other than HEP and its subsidiaries and controlling partners, are not liable for this debt either directly or as guarantors.

Note I: Minority Interests

On February 28, 2005, HEP closed on its acquisition from Alon of over 500 miles of light products pipelines and two light product terminals for $120.0 million in cash and 937,500 HEP Class B subordinated units which will convert into an equal number of HEP common units in five years, subject to certain conditions. As a result of the closing of this transaction, we now own 47.9% of HEP, including the 2% general partner interest, and other investors in HEP own 52.1%.

The following table sets forth the changes in the minority interests balance attributable to third party investors’ interests in HEP.

Minority interests at December 31, 2004	$157,550

Minority interests’ share of HEP earnings	3,602
Cash distributions to minority interests	(4,550)
Issuance of HEP Class B subordinated units	24,674
Amortization of HEP restricted units	6

Minority interests at March 31, 2005	$181,282

Note J: Stockholders’ Equity

Two-For-One Stock Split: On August 2, 2004, we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on August 30, 2004 to all record holders of common stock at the close of business on August 16, 2004. The average number of shares outstanding have been adjusted to reflect the two-for-one stock split.

Common Stock Repurchases: During the three months ended March 31, 2005, we repurchased at current market price from certain executives 24,790 shares of our common stock at a cost of approximately $0.8 million; these purchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such payroll taxes by another means.

HOLLY CORPORATION

Note K: Other Comprehensive Income

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Benefit	After-Tax
	(In thousands)
For the three months ended March 31, 2005
Unrealized loss on securities available for sale	$(228)	$(89)	$(139)

Other comprehensive loss	$(228)	$(89)	$(139)

For the three months ended March 31, 2004
Hedging activities	$(599)	$(230)	$(369)

Other comprehensive loss	$(599)	$(230)	$(369)

The temporary unrealized loss on securities available for sale is due to market changes of securities.

Accumulated other comprehensive income in the equity section of the balance sheet includes:

	March 31,	December 31,
	2005	2004
	(In thousands)
Pension obligation adjustment	$(1,462)	$(1,462)
Unrealized loss on securities available for sale	(396)	(257)

Accumulated other comprehensive loss	$(1,858)	$(1,719)

Note L: Retirement Plan

We have a non-contributory defined benefit retirement plan that covers substantially all employees. Our policy is to make contributions annually of not less than the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.

The net periodic pension expense consisted of the following components:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Service cost	$947	$746
Interest costs	1,095	1,059
Expected return on assets	(897)	(691)
Amortization of prior service cost	65	65
Amortization of net loss	229	216

Net periodic benefit cost	$1,439	$1,395

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2005 and 2004 net periodic benefit cost. We expect to contribute $10.0 million to the retirement plan in 2005, of which no contributions have been made through March 31, 2005.

Note M: Derivative Instruments and Hedging Activities

We periodically utilize petroleum commodity futures contracts to reduce our exposure to the price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price

HOLLY CORPORATION

sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. We regularly utilize contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts may meet the definition of a derivative instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We believe these contracts qualify for the normal purchases and normal sales exception under SFAS No. 133, because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, we have designated these contracts as normal purchases and normal sales contracts and are not required to record these as derivative instruments under SFAS No. 133.

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

See Note H for information on an interest rate swap contract entered into by HEP.

Note N: Contingencies

On April 29, 2005, the Delaware Court of Chancery issued its opinion in a lawsuit between Holly and Frontier Oil Corporation (“Frontier”) concerning a 2003 merger agreement between the two companies. The Court ruled that Frontier had breached the merger agreement and that we had not breached the merger agreement. The Court also ruled that we were entitled to only nominal damages because Frontier’s breach did not harm us, that Frontier was entitled to no payment from us, and that we did not sustain our position that Frontier breached certain representations in the merger agreement. Each company has the right to appeal the Court’s rulings to the Delaware Supreme Court. On August 20, 2003, Frontier filed the lawsuit against us in the Delaware Court of Chancery seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement between Frontier and us announced in late March 2003. We formally notified Frontier on August 21, 2003 of our position that pending and threatened toxic tort litigation against Frontier with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were excused and that we could terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. A two-week trial of the lawsuit was completed in early March 2004. In this litigation, the maximum amount of damages asserted by Frontier against us was approximately $161 million plus interest and the maximum amount of damages we asserted against Frontier was approximately $148 million plus interest.

In July 2004, the United States Court of Appeals for the District of Columbia Circuit issued its opinion on petitions for review of rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against Kinder Morgan’s SFPP, L.P. (“SFPP”). The appeals court ruled in favor of our positions on most of the disputed issues that concern us and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. The court denied rehearing and rehearing en banc in October 2004. In January 2005, SFPP filed a petition for writ of certiorari to the United States Supreme Court seeking a review of certain aspects of the appeals court’s July 2004 decision. In early April 2005, we and certain other shippers filed with the United States Supreme Court a brief in opposition to SFPP’s petition for writ of certiorari. On May 4, 2005, the FERC issued a general policy statement on an issue concerning the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships; this issue was one of the issues in the SFPP case remanded to the FERC by the appeals court and the position taken in the FERC’s general policy statement is contrary to our position in this case. These proceedings relate to tariffs of common carrier

HOLLY CORPORATION

pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC that were the subject of proceedings in the appeals court resulted in reparations payments to us in 2003 totaling approximately $15.3 million relating principally to the period from 1993 through July 2000. Because of the remand of the proceedings to the FERC for further consideration of several issues and SFPP’s January 2005 petition to the United States Supreme Court for a writ of certiorari on certain aspects of the case, it is not yet possible to determine whether the amount of reparations actually due to us for the period at issue will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings following the July 2004 appeals court decision are not likely to result in an obligation for us to repay a significant portion of the reparations payments already received and could result in payment of additional reparations to us. The final reparations amount will be determined only after the rulings by the FERC on the remanded issues, the disposition of SFPP’s currently pending petition to the United States Supreme Court for writ of certiorari, and any further court proceedings on the case, which could include further review by the appeals court and possibly future petitions by one or more of the parties seeking United States Supreme Court review of issues in the case.

We are a party to various other litigation and proceedings not mentioned in this Form 10-Q which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.

Note O: Segment Information

We currently have two business segments: Refining and HEP. As of July 13, 2004, the closing of the initial public offering of HEP, we changed our segments to reflect our new business divisions. We reported results of operations in 2004 under both our old segments and our new segments. The Refining segment presented in the March 31, 2004 quarterly report on Form 10-Q is not the same Refining segment as presented below. The Refining segment presented below for the three months ended March 31, 2004 includes results of operations involving certain assets currently included in HEP. We are not reporting any activity for HEP for the three months ended March 31, 2004 as we did not restate the operations of the old segments for periods prior to HEP’s formation date as it was not practical to do so. The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery, Montana Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Montana, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil and intermediate product pipelines that we own and operate in conjunction with our refining operations as part of the supply networks of the refineries. The Refining segment also includes the equity earnings from our 49% interest in NK Asphalt Partners prior to February 2005. In February 2005, we acquired the other 51% interest in the joint venture from our other partner; subsequent to the purchase, we are including the operations of NK Asphalt Partners in our consolidated financials statements. NK Asphalt Partners, dba Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and California. The cost of pipeline transportation and terminal services provided by HEP is also included in the Refining segment. The HEP segment involves all of the operations of HEP, including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of its pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain States. The HEP segment also includes its 70% interest in Rio Grande which provides petroleum products transportation. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from its interest in Rio Grande. Results of operations prior to July 13, 2004 involving the assets included in the HEP segment are included in the Refining segment for reporting purposes. Our operations not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program and a small equity investment in retail gasoline stations and convenience stores. The consolidations and eliminations column includes the elimination of the revenue and costs associated with HEP’s pipeline transportation services for us as well as the recognition of the minority interests’ income of HEP.

HOLLY CORPORATION

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004. Our reportable segments are strategic business units that offer different products and services.

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP	and Other	Eliminations	Total
	(In thousands)
Three Months Ended March 31, 2005
Sales and other revenues	$644,277	$16,513	$365	$(9,430)	$651,725
Depreciation and amortization	$9,034	$2,363	$422	$—	$11,819
Income (loss) from operations	$30,377	$7,785	$(12,253)	$—	$25,909
Income (loss) before taxes	$29,702	$6,326	$(11,609)	$(3,173)	$21,246
Total assets	$743,564	$250,163	$193,958	$79,315	$1,267,000

Three Months Ended March 31, 2004
Sales and other revenues	$462,681	$—	$490	$(114)	$463,057
Depreciation and amortization	$9,615	$—	$309	$—	$9,924
Income (loss) from operations	$36,753	$—	$(11,687)	$—	$25,066
Income (loss) before taxes	$35,409	$—	$(12,565)	$—	$22,844
Total assets	$676,010	$—	$27,921	$—	$703,931

HOLLY CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this quarterly report of Form 10-Q. In this document, the words “we”, “our” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person.

OVERVIEW

We are principally an independent petroleum refiner operating three refineries in Artesia and Lovington, New Mexico (operated as one refinery), Woods Cross, Utah and Great Falls, Montana. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At March 31, 2005, we also owned a 47.9% interest in Holly Energy Partners, L.P. (“HEP”) which owns and operates pipeline and terminalling assets and owns a 70% interest in the Rio Grande Pipeline Company (“Rio Grande”).

On February 28, 2005, HEP acquired from Alon USA, Inc. and certain of its affiliates (collectively “Alon”) over 500 miles of light products pipelines and two light product terminals for $120 million in cash and 937,500 HEP Class B subordinated units valued at $24.7 million which, subject to certain conditions, will convert into an equal number of HEP common units in five years. As a result of the closing of this transaction, we now own 47.9% of HEP including the 2% general partner interest and other investors in HEP own 52.1%. HEP will continue to be included in our consolidated financial statements because of the control relationship between Holly Corporation and HEP. In connection with the transaction, HEP entered into a 15-year pipelines and terminals agreement with Alon. HEP financed the $120 million cash portion of the Alon transaction through a private offering of $150 million principal amount of 6.25% senior notes due 2015. The balance of proceeds from the offering was used to repay $30 million of outstanding indebtedness under HEP’s revolving credit agreement. Although the senior notes will be reflected on our balance sheet (because HEP is a consolidated subsidiary) for dates when the senior notes are outstanding, Holly Corporation and its operating subsidiaries, other than HEP and its subsidiaries and controlling partners, are not liable on the senior notes either directly or as guarantors.

Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the western United States. Our sales and other revenues for the three months ended March 31, 2005 were $651.7 million as compared to $463.1 million for the three months ended March 31, 2004. Our net income for the three months ended March 31, 2005 was $13.1 million which is slightly down from our net income of $14.0 million for the three months ended March 31, 2004. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for three months ended March 31, 2005 were $625.8 million, an increase from $438.0 million for the three months ended March 31, 2004.

We are involved in litigation with Frontier Oil Corporation (“Frontier”) concerning a 2003 merger agreement between Holly and Frontier. On April 29, 2005, the Delaware Court of Chancery issued its opinion, ruling that Frontier had breached the merger agreement and that we had not breached the merger agreement. The Court also ruled that we were entitled to only nominal damages because Frontier’s breach did not harm us, that Frontier was entitled to no payment from us, and that we did not sustain our position that Frontier breached certain representations in the merger agreement. Each company has the right to appeal the Court’s rulings to the Delaware Supreme Court. In this litigation, the maximum amount of damages asserted by Frontier against us was approximately $161 million plus interest and the maximum amount of damages we asserted against Frontier was approximately $148 million plus interest.

As a result of a two-for-one stock split effective August 30, 2004, all references to the number of shares of common stock and per share amounts have been adjusted to reflect the split on a retroactive basis.

HOLLY CORPORATION

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended
	March 31,		Change from 2004
	2005	2004	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$651,725	$463,057	$188,668	40.7%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	556,193	374,895	181,298	48.4
Operating expenses (exclusive of depreciation, depletion, and amortization)	44,604	38,672	5,932	15.3
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization)	13,098	14,377	(1,279)	(8.9)
Depreciation, depletion and amortization	11,819	9,924	1,895	19.1
Exploration expenses, including dry holes	102	123	(21)	(17.1)

Total operating costs and expenses	625,816	437,991	187,825	42.9

Income from operations	25,909	25,066	843	3.4
Other income (expense):
Equity in loss of joint ventures	(685)	(655)	(30)	4.6
Minority interests in income of partnerships	(3,602)	(689)	(2,913)	422.8
Interest income (expense), net	(376)	(878)	502	(57.2)

	(4,663)	(2,222)	(2,441)	109.9

Income before income taxes	21,246	22,844	(1,598)	(7.0)
Income tax provision	8,180	8,882	(702)	(7.9)

Net income	$13,066	$13,962	$(896)	(6.4)%

Net income per common share – basic	$0.41	$0.45	$(0.04)	(8.9)%

Net income per common share – diluted	$0.41	$0.43	$(0.02)	(4.7)%

Cash dividends declared per common share	$0.08	$0.065	$0.015	23.1%

Average number of common shares outstanding:
Basic	31,514	31,212	302	1.0%
Diluted	32,252	32,180	72	0.2%

Balance Sheet Data (Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$194,162	$219,265
Working capital	$149,458	$148,642
Total assets	$1,267,000	$982,713
Total debt, including current maturities and bank borrowings (1)	$155,627	$33,572
Minority interests	$181,282	$157,550
Stockholders’ equity	$358,390	$339,916

(1)	Included HEP’s 6.25% senior notes of $147.1 million at March 31, 2005 and HEP bank borrowings of $25.0 million at December 31, 2004.

HOLLY CORPORATION

Other Financial Data (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$11,401	$37,331
Net cash used for investing activities	$(131,753)	$(10,896)
Net cash provided by (used for) financing activities	$116,331	$(15,863)
Capital expenditures	$13,448	$13,772
EBITDA	$33,441	$33,646

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Our two major business segments are: Refining and HEP. The Refining segment presented in the March 31, 2004 quarterly report on Form 10-Q is not the same Refining segment as presented below. The Refining segment for the three months ended March 31, 2004 has been reported to include results of operations involving assets included in HEP prior to the contribution on July 13, 2004. The HEP segment did not have any activity for the three months ended March 31, 2004 as HEP was not formed until July 13, 2004.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Sales and other revenues (1)
Refining	$644,277	$462,681
HEP	16,513	—
Corporate and Other	365	490
Consolidations and Eliminations	(9,430)	(114)

Consolidated	$651,725	$463,057

Income (loss) from operations (1)
Refining	$30,377	$36,753
HEP	7,785	—
Corporate and Other	(12,253)	(11,687)

Consolidated	$25,909	$25,066

(1)	The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery, Montana Refinery and Woods Cross Refinery. The petroleum petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Montana, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil and intermediate product pipelines that we still own and operate in conjunction with our refining operations as part of the supply networks of the refineries. The Refining segment also includes the equity in earnings from our 49% interest in Nk Asphalt partners prior to February 2005. In February 2005, we acquired the other 51% interest in the joint venture from our other partner; subsequent to the purchase, we are including the operations of NK Asphalt Partners in our consolidated financial statements. NK

HOLLY CORPORATION

Asphalt Partners, dba Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and California. The cost of pipeline transportation and terminal services provided by HEP is included in the Refining segment. The HEP segment involves all of the operations of HEP, including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of its pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain States. The HEP segment also includes its 70% interest in Rio Grande which provides petroleum products transportation. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from its interest in Rio Grande. Results of operations involving the assets included in the HEP segment prior to July 13, 2004 are included in the Refining segment for reporting purposes. Our operations not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program, and a small equity investment in retail gasoline stations and convenience stores. The consolidations and eliminations amount includes the elimination of the revenue associated with our pipeline transportation services between us and HEP.

Refining Operating Data (Unaudited)

Our refinery operations include the Navajo Refinery, the Woods Cross Refinery and the Montana Refinery. The following tables set forth information, including non-GAAP performance measures about our refinery operations. The cost of products and refinery gross margin do not include the effect of depreciation, depletion and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of the Form 10-Q.

	Three Months Ended
	March 31,
	2005	2004
Navajo Refinery
Crude charge (BPD) (1)	74,300	67,460
Refinery production (BPD) (2)	84,030	79,280
Sales of produced refined products (BPD)	82,890	78,100
Sales of refined products (BPD) (3)	93,690	84,640

Refinery utilization (4)	99.1%	89.9%

Average per produced barrel (5)
Net sales	$57.50	$44.98
Cost of products (6)	48.68	35.10

Refinery gross margin (8)	8.82	9.88
Refinery operating expenses (7)	3.09	3.07

Net operating margin	$5.73	$6.81

Feedstocks:
Sour crude oil	86%	79%
Sweet crude oil	0%	6%
Other feedstocks and blends	14%	15%

Total	100%	100%

Sales of produced refined products:
Gasolines	62%	60%
Diesel fuels	25%	25%
Jet fuels	4%	7%
Asphalt	6%	5%
LPG and other	3%	3%

Total	100%	100%

HOLLY CORPORATION

	Three Months Ended
	March 31,
	2005	2004
Woods Cross Refinery
Crude charge (BPD) (1)	21,730	21,220
Refinery production (BPD) (2)	23,890	22,460
Sales of produced refined products (BPD)	25,060	22,010
Sales of refined products (BPD) (3)	25,830	22,080

Refinery utilization (4)	83.6%	84.9%

Average per produced barrel (5)
Net sales	$54.23	$43.84
Cost of products (6)	51.06	40.13

Refinery gross margin (8)	3.17	3.71
Refinery operating expenses (7)	4.33	4.13

Net operating margin	$(1.16)	$(0.42)

Feedstocks:
Sour crude oil	9%	5%
Sweet crude oil	78%	89%
Other feedstocks and blends	13%	6%

Total	100%	100%

Sales of produced refined products:
Gasolines	61%	61%
Diesel fuels	25%	28%
Jet fuels	2%	2%
Fuel oil	7%	6%
LPG and other	5%	3%

Total	100%	100%

Montana Refinery
Crude charge (BPD) (1)	7,430	5,890
Refinery production (BPD) (2)	7,830	6,470
Sales of produced refined products (BPD)	5,490	5,040
Sales of refined products (BPD) (3)	5,530	5,290

Refinery utilization (4)	92.9%	73.6%

Average per produced barrel (5)
Net sales	$54.08	$40.41
Cost of products (6)	45.60	32.95

Refinery gross margin	8.48	7.46
Refinery operating expenses (7)	9.31	8.12

Net operating margin	$(0.83)	$(0.66)

Feedstocks:
Sour crude oil	93%	91%
Other feedstocks and blends	7%	9%

Total	100%	100%

Sales of produced refined products:
Gasolines	55%	56%
Diesel fuels	25%	21%
Jet fuels	7%	9%
Asphalt	7%	8%
LPG and other	6%	6%

Total	100%	100%

HOLLY CORPORATION

	Three Months Ended
	March 31,
	2005	2004
Consolidated
Crude charge (BPD) (1)	103,460	94,570
Refinery production (BPD) (2)	115,750	108,210
Sales of produced refined products (BPD)	113,440	105,150
Sales of refined products (BPD) (3)	125,050	112,010

Refinery utilization (4)	94.9%	87.6%

Average per produced barrel (5)
Net sales	$56.61	$44.52
Cost of products (6)	49.06	36.05

Refinery gross margin (8)	7.55	8.47
Refinery operating expenses (7)	3.66	3.53

Net operating margin	$3.89	$4.94

Feedstocks:
Sour crude oil	71%	65%
Sweet crude oil	16%	23%
Other feedstocks and blends	13%	12%

Total	100%	100%

Sales of produced refined products:
Gasolines	61%	60%
Diesel fuels	25%	26%
Jet fuels	4%	6%
Asphalt	5%	4%
LPG and other	5%	4%

Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity.

(5)	Represents average per barrel amounts for produced refined products sold, which are non-GAAP. Reconciliations to amounts reported under GAAP are located under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Subsequent to the formation of HEP, included in cost of products are transportation costs billed from HEP.

(7)	Represents operating expenses of our refinery, exclusive of depreciation, depletion, and amortization, and excludes refining segment expenses of product pipelines and terminals.

(8)	For comparability purposes, if amounts paid to HEP for transportation were excluded, as was the case prior to HEP’s initial public offering, the refinery gross margins for the three months ended March 31, 2005 prior to the inclusion of those transportation costs were $10.02 for Navajo Refinery, $3.37 for Woods Cross Refinery, and $8.47 for the consolidated operations.

Results of Operations — Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Summary

Net income for the three months ended March 31, 2005 was $13.1 million ($0.41 per diluted share) compared to net income of $14.0 million ($0.43 diluted share) for the three months ended March 31, 2004. Earnings for the first quarter of 2005 as compared to the first quarter of 2004 were down by $0.9 million as an increase in refinery production was offset by higher related operating expenses and by the attribution in the first quarter of 2005 of approximately half of the income from our refined product pipelines and terminals to owners (other than us) of interests in HEP. Overall refinery production levels increased 7% with first quarter total production at 116,000 BPD, due to increased production at all facilities. Company-wide refinery margins were $7.55 per barrel for the first

HOLLY CORPORATION

quarter of 2005 compared to reported margins of $8.47 per barrel for the first quarter of 2004; however, refinery margins for the first quarter of 2005 were reduced by pipeline and terminalling fees to HEP for transportation services that were not charged against margins in the first quarter of 2004. Excluding pipeline and terminalling fees to HEP for the 2005 quarter, company-wide refinery margins were $8.47 for the first quarters of both 2005 and 2004.

Sales and Other Revenues

Sales and other revenues increased 40.7% from $463.1 million for the three months ended March 31, 2004 to $651.7 million for the three months ended March 31, 2005 due principally to higher refined product sales prices, and to a lesser degree, increased volumes sold from our Navajo and Woods Cross refineries. The average sales price we received per produced barrel sold increased 27.2% from $44.52 in the first quarter of 2004 to $56.61 in the first quarter of 2005. The total volume of refined products we sold increased 11.6% in the first quarter of 2005 as compared to the first quarter of 2004.

Cost of Products Sold

Cost of products sold increased 48.4% from $374.9 million in the first quarter of 2004 to $556.2 million in the first quarter of 2004 due principally to higher costs of crude oil, and to a lesser degree, increased volumes sold from our Navajo and Woods Cross refineries. The average price we paid per barrel of crude oil purchased increased 36.1% from $36.05 in the first quarter of 2004 to $49.06 in the first quarter of 2005.

Gross Refinery Margins

The gross refining margin per produced barrel decreased 10.9% from $8.47 in the first quarter of 2004 to $7.55 in the first quarter of 2005, after deducting for pipeline and terminalling fees to HEP for the 2005 quarter. Gross refinery margin does not include the effect of depreciation, depletion or amortization. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 under Part 1 of the Form 10-Q for a reconciliation to the income statement of prices of refined products sold and costs of crude oil purchased.

Operating Expenses

Operating expenses increased 15.3% from $38.7 million in the first quarter of 2004 to $44.6 million in the first quarter of 2005 due to the higher production levels, increased utility costs, the addition of personnel in 2004, and the inclusion of the NK Asphalt Partners joint venture in the 2005 consolidated statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8.9% from $14.4 million in the first quarter of 2004 to $13.1 million in the first quarter of 2005 due primarily to $3.7 million of legal costs we incurred in the 2004 first quarter associated with the litigation with Frontier, partially offset by additional employee compensation expense of $3.0 million in 2005 from the addition of personnel in 2004 and increased equity-based incentive compensation.

Depreciation, Depletion and Amortization Expenses

Depreciation, depletion and amortization increased 19.1% from $9.9 million in the first quarter of 2004 to $11.8 million in the first quarter of 2005 due to depreciation on the assets HEP acquired from Alon, the inclusion of the NK Asphalt Partners joint venture in the 2005 consolidated statements and increased depreciation and amortization on other capital assets placed in service in 2004 and 2005.

Equity in Earnings of Joint Ventures and Minority Interests

Equity in earnings of joint ventures in the first quarter of 2005 included a loss of $0.7 million from our interest in the NK Asphalt joint venture prior to our acquisition of 100% ownership in February 2005. Minority interests in income of joint ventures in the 2005 first quarter was a reduction in income of $3.6 million which represented the minority interests partners’ 52.1% ownership share of HEP’s income (49% prior to HEP’s asset acquisition from Alon on February 28, 2005). Equity in earnings of joint ventures in the first quarter of 2004 included a loss of $0.6 million from our interest in the NK Asphalt joint venture. Minority interests in income of joint ventures in the 2004 first quarter was a reduction in income of $0.7 million. This represented the minority interest partner’s 30% ownership share of the Rio Grande joint venture’s income.

HOLLY CORPORATION

Interest Income

Interest income for the first quarter of 2005 was $1.2 million compared to $0.1 million for the first quarter of 2004. The increase of $1.1 million is due to higher levels of investable funds resulting from the receipt of proceeds from the initial public offering of HEP and internally generated cash flows.

Interest Expense

Interest expense was $1.5 million for the first quarter of 2005 as compared to $1.0 million in the first quarter of 2004. The increase for the current year’s first quarter as compared to the same period in 2005 was principally due to higher interest costs associated with the $150 million senior notes of HEP.

Income Taxes

Income taxes decreased 7.9% from $8.9 million for the first quarter of 2004 to $8.2 million for the first quarter of 2005 due to lower pre-tax income. The effective tax rate for the 2005 first quarter was 38.5%, as compared to 38.9% in the 2004 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. We also invest available cash in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. These securities include investments in variable rate demand notes (“VRDN”) and auction rate securities (“ARS”). Although VRDN and ARS may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. Rates on ARS are reset through a Dutch auction process at intervals between 35 and 90 days, depending on the terms of the security. VRDN and ARS may be liquidated at par on the rate reset date. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income. As of March 31, 2005, we had cash and cash equivalents of $63.4 million (including $18.4 million held by HEP), marketable securities with maturities under one year of $75.0 million and marketable securities with maturities greater than one year, but less than two years, of $55.8 million.

Cash and cash equivalents decreased by $4.0 million during the three months ended March 31, 2005. The cash flow provided by financing activities of $116.3 million, combined with the cash generated from operating activities of $11.4 million, was less than the cash used for investing activities of $131.8 million. Working capital increased during the three months ended March 31, 2005 by $0.8 million.

On July 1, 2004, we entered into a new $175 million secured revolving credit facility which replaced our prior revolving credit facility with Canadian Imperial Bank of Commerce. The new credit facility with Bank of America, as administrative agent and a lender, has a term of four years and we may increase it to $225 million subject to certain conditions. The new credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2005, we had letters of credit outstanding under our revolving credit facility of $1.2 million and had no borrowings outstanding. Additionally, a new credit facility was entered into for the benefit of HEP, as described below.

On July 13, 2004, one of our affiliates, Holly Energy Partners — Operating, L.P., a wholly owned subsidiary of HEP, entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and a lender, in conjunction with the initial public offering, with an option to increase the amount to $175 million under certain conditions. HEP amended the credit facility effective February 28, 2005 to allow for the closing of the Alon transaction and the related senior notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the senior note offering, HEP repaid $30 million of outstanding indebtedness under the credit facility, including $5 million drawn shortly before the closing of the Alon transaction. As of March 31, 2005,

HOLLY CORPORATION

HEP had no amounts outstanding under their credit facility.

We believe our current cash, cash equivalents, and marketable securities, along with future internally generated cash flow, and funds available under our credit facilities provide sufficient resources to fund planned capital projects, scheduled repayments of our senior notes, continued payment of dividends, distributions by HEP to minority interest partners of HEP (although dividend and distribution payments must be approved by the appropriate Board of Directors and cannot be guaranteed), and our working capital liquidity needs for the foreseeable future.

HEP’s Senior Notes Due 2015

HEP financed the Alon transaction through its private offering on February 28, 2005 of $150 million principal amount of 6.25% senior notes due 2015 (“Senior Notes”). HEP used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under its credit facility, including $5 million drawn shortly before the closing of the Alon transaction.

The Senior Notes mature on March 1, 2015 and bear interest at 6.25%. The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the Senior Notes.

HEP has agreed to file a registration statement by July 28, 2005 enabling the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the Securities and Exchange Commission with substantially identical terms. The exchange notes will generally be freely transferable but will be a new issue of securities for which there will not initially be a market.

The $150 million principal amount of Senior Notes is recorded at $147.1 on our accompanying consolidated balance sheet at March 31, 2005. The difference of $2.9 million from the principal balance is due to the accounting for the $2.6 million discount to the initial purchasers and for $0.3 million relating to the interest rate swap contract discussed below.

HEP’s Alon Transaction

On February 28, 2005, HEP closed its acquisition from Alon of four refined products pipelines aggregating approximately 500 miles, an associated tank farm and two refined products terminals with aggregate storage capacity of approximately 347,000 barrels. These pipelines and terminals are located primarily in Texas and transport approximately 70% of the light refined products for Alon’s 65,000 BPSD capacity refinery in Big Spring, Texas. Following the closing of this transaction, we now own 47.9% of HEP including the 2% general partner interest and other investors in HEP own 52.1%. HEP continues to be included in our consolidated financial statements because of the control relationship between Holly Corporation and HEP.

The total consideration paid by HEP for these pipeline and terminal assets was $120 million in cash and 937,500 Class B subordinated units which, subject to certain conditions, will convert into an equal number of HEP common units in five years. HEP financed the Alon transaction through a private offering of $150 million principal amount of 6.25% senior notes due 2015. HEP used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under its credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. HEP amended its credit agreement prior to the Alon acquisition and note offering to allow for these events as well as to amend certain of the restrictive covenants. In connection with the Alon transaction, HEP entered into a 15-year pipelines and terminals agreement with Alon. Under this agreement, Alon agreed to transport on the pipelines and throughput volumes through the terminals, a volume of refined products that would result in minimum revenues to HEP of $20.2 million per year. The agreed upon tariffs at the minimum volume commitment will increase or decrease each year at a rate equal to the percentage change in the producer price index, but not below the initial tariffs. Alon’s

HOLLY CORPORATION

minimum volume commitment was calculated based on 90% of Alon’s recent usage of these pipeline and terminals taking into account a 5,000 BPSD expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted for changes in the producer price index, Alon will receive an annual 50% discount on incremental revenues to HEP. Alon’s obligations under the pipelines and terminals agreement may be reduced or suspended under certain circumstances. HEP granted Alon a second mortgage on the pipelines and terminals to secure certain of Alon’s rights under the pipelines and terminals agreement. Alon will have a right of first refusal to purchase the pipelines and terminals if HEP decides to sell them in the future. Additionally, HEP entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, under which Alon will indemnify HEP subject to a $100,000 deductible and a $20 million maximum liability cap.

The consideration for the Alon pipeline and terminal assets was preliminarily allocated to the individual assets acquired based on their estimated fair values. The final allocation of the consideration is pending an independent appraisal, which is currently expected to be completed by year-end. The aggregate consideration amounted to $146.0 million, which consisted of $24.7 million fair value of HEP’s Class B subordinated units, $120 million in cash and $1.3 million of transaction costs. In accounting for this acquisition, we preliminarily recorded pipeline and terminal assets of $86.3 million and an intangible asset of $59.7 million, representing the value of the 15-year pipelines and terminals agreement for transportation.

Cash Flows — Operating Activities

Net cash flows provided by operating activities amounted to $11.4 million for the three months ended March 31, 2005 compared to $37.3 million for the three months ended March 31, 2004, a decrease of $25.9 million. Net income for the three months ended March 31, 2005 was $13.1 million, a decrease of $0.9 million from net income of $14.0 million for the three months ended March 31, 2004. The non-cash items of depreciation and amortization, deferred taxes, minority interests, equity in joint ventures, and equity-based compensation increased by $5.8 million in the first three months of 2005 from the same period in 2004. Working capital items decreased cash flows by $17.8 million during the three months ended March 31, 2005, as compared to increased cash flows of $8.7 million for the three months ended March 31, 2004. A primary cause for the decrease in cash flows from working capital items was due to changes in inventories. In the 2005 first quarter, inventories increased by $31.9 million, as compared to a decrease in inventories in the 2004 first quarter of $26.4 million. Additionally, in the 2005 first quarter, accounts receivable increased $107.7 million, while accounts payable increased $122.6 million. These increases were principally due to increases in prices for refined products and crude oil, combined with additional crude oil volumes bought and sold.

Cash Flows — Investing Activities and Capital Projects

Net cash flows used for investing activities were $131.8 million for the three months ended March 31, 2005, as compared to $10.9 million for the same period of 2004, an increase of $120.9 million. Cash expenditures for property, plant and equipment for the first three months of 2005 totaled $13.4 million, as compared to $13.8 million for the same period of 2004. On February 28, 2005, HEP closed on its Alon transaction which required $120.0 million in cash plus transaction costs of $1.3 million. In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by the other partner. The total purchase consideration for the 51% interest, including expenses, was $21.9 million, less cash of $3.4 million which was recorded due to the consolidation of NK Asphalt Partners at the time of the 51% acquisition. In the first quarter of 2005, we invested $34.6 million in marketable securities and received proceeds of $55.3 million from the sale or maturity of marketable securities. In the first quarter of 2004, we received a distribution of $2.9 million from our asphalt joint venture.

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

HOLLY CORPORATION

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

Our clean fuels / expansion strategy for the Navajo Refinery calls for the expansion / conversion of the distillate hydrotreater to gas oil service, the conversion of the gas oil hydrotreater to ULSD service, the expansion of the continuous catalytic reformer, the conversion of the kerosene hydrotreater to naphtha service, the installation of an additional sulfur recovery tail gas unit, and execution of a long term hydrogen contract, which will allow us to produce ULSD by June 2006. In addition, we plan to revamp our crude and vacuum units at Artesia and Lovington for improved energy conservation and cutpoints which will also permit processing of up to 85,000 BPSD of crude. We estimate the total cost to complete the USLD project and expansion of crude oil refining capacity to 85,000 BPSD to range from $54 million to $59 million. In order to avoid additional unit downtime, we plan to phase in the crude expansion starting in the second quarter of 2006 and complete in the fourth quarter of 2007. It is anticipated that these projects will also allow the Navajo Refinery, without significant additional investment, to comply with low sulfur gasoline (“LSG”) specifications required by the end of 2010.

We have purchased and plan to relocate and refurbish an existing 4,500 BPSD ROSE asphalt unit for the Navajo Refinery at a total estimated cost of $16.4 million. This project will upgrade asphalt to higher valued gasoline and diesel and is expected to be operational in the first quarter of 2006.

Our clean fuels strategy for the Woods Cross Refinery calls for the construction of a diesel hydrotreater unit, at an estimated cost of $33.6 million and execution of a long term hydrogen contract that will allow Holly Refining and Marketing – Woods Cross to produce ULSD by June 2006. This project will also create the infrastructure to allow for another potential project (which at the date of this report has not been included in our capital budget) that would permit us to increase the percentage of sour crude oil runs through the refinery. The Woods Cross Refinery is also required to meet maximum achievable control technology (“MACT”) requirements on its FCC flue gas by January 1, 2010 and we plan to add equipment to the new diesel hydrotreater to desulfurize FCC feed prior to this 2010 date to comply with these requirements as well as the future LSG requirements.

The Montana Refinery is capable, with a minimal additional investment, of producing LSG as required by June 2008 and is studying changes necessary to comply by June 2010 with ULSD requirements.

The above mentioned regulatory compliance items, including the ULSD and LSG requirements, or other presently existing or future environmental regulations, could cause us to make additional capital investments beyond those described above and/or incur additional operating costs to meet applicable requirements.

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

Cash Flows — Financing Activities

Net cash flows provided by financing activities were $116.3 million for the three months ended March 31, 2005, as compared to cash flows used for financing activities of $15.9 million for the three months ended March 31, 2004, a

HOLLY CORPORATION

change of $132.2 million. In connection with HEP’s Alon asset acquisition on February 28, 2005, HEP received proceeds of $147.4 million from the issuance of senior notes. Additionally during the three months ending March 31, 2005, we paid $2.5 million in dividends, received $2.3 million for common stock issued upon exercise of stock options, made distributions of $1.1 million to the minority interest partner of Rio Grande, made distributions of $3.5 million to the minority interests holders of HEP, paid down borrowings under HEP’s credit facility netting to $25.0 million, and incurred $0.5 million of debt issuance costs related to HEP’s senior debt. Also, during the three months ended March 31, 2005, we repurchased at current market price from certain executives 24,790 shares of our common stock at a cost of approximately $0.8 million; these purchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such payroll taxes by another means. During the first three months of 2004, we paid down borrowings under our credit facility of $15.0 million, paid $1.7 million in dividends, received $1.9 million for common stock issued upon the exercise of options, and made a distribution of $1.1 million to the minority interest partner of Rio Grande.

Contractual Obligations and Commitments

The following table presents ours and HEP’s long-term contractual obligations in total and by period due as of March 31, 2005. The table includes only ours and HEP’s long-term debt based on maturity dates since there have been no significant changes to ours or HEP’s operating leases during the three months ended March 31, 2005.

		Payments Due by Period
		Less than			Over
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Long-term debt (stated maturities)	$8,572	$8,572	$—	$—	$—
HEP long-term debt (stated maturities)	$150,000	$—	$—	$—	$150,000
HEP long-term debt (interest)	$93,776	$9,401	$18,750	$18,750	$46,875

Although debt of HEP is reflected on our balance sheet (because HEP is a consolidated subsidiary) for dates when the debt is outstanding, Holly Corporation and its operating subsidiaries, other than HEP and its subsidiaries and controlling partners, are not liable for this debt either directly or as guarantors.

In July 2000, we formed a joint venture with a subsidiary of Koch Materials Company (“Koch”) called NK Asphalt Partners, to manufacture and market asphalt and asphalt products in Arizona and New Mexico under the name “Koch Asphalt Solutions – Southwest.” We contributed our asphalt terminal and asphalt blending and modifications assets in Arizona to NK Asphalt Partners and Koch contributed its New Mexico and Arizona asphalt manufacturing and marketing assets to NK Asphalt Partners. In January 2002, we sold a 1% equity interest to Koch, thereby reducing our interest from 50% to 49%. All asphalt produced at the Navajo Refinery is sold at market prices to the joint venture under a supply agreement. We made a contribution to the joint venture during 2004 for $3.25 million and were required to make additional contributions to the joint venture of up to $3.25 million for each of the next six years contingent on the earnings level of the joint venture. In February 2005, we purchased the 51% interest owned by Koch in NK Asphalt Partners for $16.9 million plus working capital. This purchase increased our ownership in NK Asphalt Partners from 49% to 100%, and eliminated any further obligations we had with respect to the remaining $3.25 million annual payments.

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

In connection with the HEP initial public offering, we entered into a 15-year pipelines and terminals agreement with HEP under which we agreed generally to transport or terminal volumes on certain of HEP’s initial facilities that will result in revenue to HEP that will equal or exceed a specified minimum revenue amount annually (which will

HOLLY CORPORATION

initially be $35.4 million and will adjust upward based on the producer price index) over the term of the agreement.

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

Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2005.

New Accounting Pronouncements

SFAS No. 123 (revised) “Share-Based Payment”

In December 2004, the FASB issued SFAS 123 (revised), “Share-Based Payment.” This revision prescribes the accounting for a wide-range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed on the income statement. This standard was to become effective for us for the first interim period beginning after June 15, 2005, however in April 2005, the Securities and Exchange Commission allowed for the delay in the implementation of this standard, with the result that we are now required to adopt this standard for our 2006 year. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are evaluating the method of adoption and the impact, if any, of the new standard on our financial statements.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This discussion should be read in conjunction with the discussion under the heading “Additional Factors That May Affect Future Results” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

A lawsuit is pending with Frontier Oil Corporation.

On April 29, 2005, the Delaware Court of Chancery issued its opinion in a lawsuit between Holly and Frontier concerning a 2003 merger agreement between the two companies. The Court ruled that Frontier had

HOLLY CORPORATION

breached the merger agreement and that we had not breached the merger agreement. The Court also ruled that we were entitled to only nominal damages because Frontier’s breach did not harm us, that Frontier was entitled to no payment from us, and that we did not sustain our position that Frontier breached certain representations in the merger agreement. Each company has the right to appeal the Court’s rulings to the Delaware Supreme Court. On August 20, 2003, Frontier filed the lawsuit against us in the Delaware Court of Chancery seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement between Frontier and us announced in late March 2003. We formally notified Frontier on August 21, 2003 of our position that pending and threatened toxic tort litigation against Frontier with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were excused and that we could terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. A two-week trial of the lawsuit was completed in early March 2004. In this litigation, the maximum amount of damages asserted by Frontier against us was approximately $161 million plus interest and the maximum amount of damages we asserted against Frontier was approximately $148 million plus interest.

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

We periodically utilize petroleum commodity futures contracts to reduce our exposure to price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. We regularly utilize contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts may meet the definition of a derivative instrument in accordance with SFAS No. 133, “Accounting for Derivative Statements and Hedging Activities,” as amended. We believe these contracts qualify for the normal purchases and normal sales exception under SFAS No. 133, because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, these contracts are designated as normal purchases and normal sales contracts and are not required to be recorded as derivative instruments under SFAS No. 133.

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

HEP has entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of its Senior Notes from a fixed rate to variable rates. The interest rate on the $60 million notional amount is

HOLLY CORPORATION

equal to three month LIBOR plus an applicable margin of 1.1575%. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes. This interest rate swap has been designated as a fair value hedge as defined by SFAS No. 133. HEP’s interest rate swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the “shortcut” method prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swaps. The fair value of HEP’s interest rate swap agreement of $0.3 million is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at March 31, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at March 31, 2005.

At March 31, 2005, HEP had an outstanding principal balance on its unsecured Senior Notes of $150.0 million. By means of its interest rate swap contract, HEP has effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $90.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the interest rate applicable to HEP’s fixed rate debt portion of $90.0 million would result in a change of approximately $4 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to HEP’s variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.

At March 31, 2005, we had outstanding unsecured debt of $8.6 million, excluding HEP’s Senior Notes discussed above. We do not have significant exposure to changing interest rates on the $8.6 million unsecured debt because the interest rates are fixed, the average maturity is less than one year and such debt represents less than 2% of our total capitalization. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk on any bank borrowings would be very low. At times, we have used borrowings under our credit facility to finance our working capital needs. There were no borrowings under the credit facilities at March 31, 2005. Before July 2004, we invested any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments was low. Beginning in July 2004, we are also investing certain available cash in portfolios of highly rated marketable debt securities primarily issued by government entities that have an average remaining duration (including any cash equivalents invested) of not greater than one year and hence the interest rate market risk implicit in these investments is also low. A hypothetical 10% change in the market interest rate over the next year would not materially impact our earnings or cash flow since the interest rates on our long-term debt are fixed and any borrowings under the credit facilities and investments are at market rates and such interest has historically not been significant as compared to our total operations. A hypothetical 10% change in the market interest rate over the next year would not materially impact our financial condition since the average maturity of our unsecured long-term debt is less than one year, such debt represents less than 2% of our total capitalization, and any borrowings under our credit facilities and investments are at market rates.

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

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation based upon accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$13,066	$13,962
Add provision for income tax	8,180	8,882
Add interest expense	1,544	955
Subtract interest income	(1,168)	(77)
Add depreciation and amortization	11,819	9,924

EBITDA	$33,441	$33,646

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

	Three Months Ended
	March 31,
	2005	2004
Average per produced barrel:

Navajo Refinery
Net sales	$57.50	$44.98
Less cost of products	48.68	35.10

Refinery gross margin	$8.82	$9.88

Woods Cross Refinery
Net sales	$54.23	$43.84
Less cost of products	51.06	40.13

Refinery gross margin	$3.17	$3.71

Montana Refinery
Net sales	$54.08	$40.41
Less cost of products	45.60	32.95

Refinery gross margin	$8.48	$7.46

Consolidated
Net sales	$56.61	$44.52
Less cost of products	49.06	36.05

Refinery gross margin	$7.55	$8.47

Net Operating Margin

Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended March 31,
	2005	2004
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$8.82	$9.88
Less refinery operating expenses	3.09	3.07

Net operating margin	$5.73	$6.81

Woods Cross Refinery
Refinery gross margin	$3.17	$3.71
Less refinery operating expenses	4.33	4.13

Net operating margin	$(1.16)	$(0.42)

Montana Refinery
Refinery gross margin	$8.48	$7.46
Less refinery operating expenses	9.31	8.12

Net operating margin	$(0.83)	$(0.66)

Consolidated
Refinery gross margin	$7.55	$8.47
Less refinery operating expenses	3.66	3.53

Net operating margin	$3.89	$4.94

HOLLY CORPORATION

Below are reconciliations to our Statement of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliations of refined product sales from produced products sold to total sales and other revenue

	Three Months Ended
	March 31,
	2005	2004
Navajo Refinery
Average sales price per produced barrel sold	$57.50	$44.98
Times sales of produced refined products sold (BPD)	82,890	78,100
Times number of days in period	90	91

Refined product sales from produced products sold	$428,956	$319,677

Woods Cross Refinery
Average sales price per produced barrel sold	$54.23	$43.84
Times sales of produced refined products sold (BPD)	25,060	22,010
Times number of days in period	90	91

Refined product sales from produced products sold	$122,310	$87,808

Montana Refinery
Average sales price per produced barrel sold	$54.08	$40.41
Times sales of produced refined products sold (BPD)	5,490	5,040
Times number of days in period	90	91

Refined product sales from produced products sold	$26,721	$18,534

Sum of refined products sales from produced products sold from our three refineries (2)	$577,987	$426,019
Add refined product sales from purchased products and rounding (1)	62,228	29,839

Total refined products sales	640,215	455,858
Add other refining segment revenue	4,062	6,823

Total refining segment revenue	644,277	462,681
Add HEP sales and other revenue	16,513	—
Add corporate and other revenues	365	490
Subtract consolidations and eliminations	(9,430)	(114)

Sales and other revenues	$651,725	$463,057

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments where we choose to redirect produced products to more profitable markets.

(2)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2005	2004
Average sales price per produced barrel sold	$56.61	$44.52
Times sales of produced refined products sold (BPD)	113,440	105,150
Times number of days in period	90	91

Refined product sales from produced products sold	$577,987	$426,019

HOLLY CORPORATION

Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Three Months Ended
	March 31,
	2005	2004
Navajo Refinery
Average cost of products per produced barrel sold	$48.68	$35.10
Times sales of produced refined products sold (BPD)	82,890	78,100
Times number of days in period	90	91

Cost of products for produced products sold	$363,158	$249,459

Woods Cross Refinery
Average cost of products per produced barrel sold	$51.06	$40.13
Times sales of produced refined products sold (BPD)	25,060	22,010
Times number of days in period	90	91

Cost of products for produced products sold	$115,161	$80,377

Montana Refinery
Average cost of products per produced barrel sold	$45.60	$32.95
Times sales of produced refined products sold (BPD)	5,490	5,040
Times number of days in period	90	91

Cost of products for produced products sold	$22,531	$15,112

Sum of cost of products for produced products sold from our three refineries (2)	$500,850	$344,948
Add refined product costs from purchased products sold and rounding (1)	64,773	30,061

Total refining segment cost of products sold	565,623	375,009
Subtract consolidations and eliminations	(9,430)	(114)

Costs of products sold (exclusive of depreciation, depletion and amortization)	$556,193	$374,895

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments where we choose to redirect produced products to more profitable markets.

(2)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2005	2004
Average cost of products per produced barrel sold	$49.06	$36.05
Times sales of produced refined products sold (BPD)	113,440	105,150
Times number of days in period	90	91

Cost of products for produced products sold	$500,850	$344,948

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended
	March 31,
	2005	2004
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$3.09	$3.07
Times sales of produced refined products sold (BPD)	82,890	78,100
Times number of days in period	90	91

Refinery operating expenses for produced products sold	$23,052	$21,819

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$4.33	$4.13
Times sales of produced refined products sold (BPD)	25,060	22,010
Times number of days in period	90	91

Refinery operating expenses for produced products sold	$9,766	$8,272

HOLLY CORPORATION

	Three Months Ended
	March 31,
	2005	2004
Montana Refinery
Average refinery operating expenses per produced barrel sold	$9.31	$8.12
Times sales of produced refined products sold (BPD)	5,490	5,040
Times number of days in period	90	91

Refinery operating expenses for produced products sold	$4,600	$3,724

Sum of refinery operating expenses per produced products sold from our three refineries (1)	$37,418	$33,815
Add other refining segment operating expenses and rounding	1,798	4,816

Total refining segment operating expenses	39,216	38,631
Add HEP operating expenses	5,388	—
Add (subtract) corporate and other costs	—	41

Operating expenses (exclusive of depreciation, depletion and amortization)	$44,604	$38,672

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2005	2004
Average refinery operating expenses per produced barrel sold	$3.66	$3.53
Times sales of produced refined products sold (BPD)	113,440	105,150
Times number of days in period	90	91

Refinery operating expenses for produced products sold	$37,418	$33,815

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended
	March 31,
	2005	2004
Navajo Refinery
Net operating margin per barrel	$5.73	$6.81
Add average refinery operating expenses per produced barrel	3.09	3.07

Refinery gross margin per barrel	8.82	9.88
Add average cost of products per produced barrel sold	48.68	35.10

Average net sales per produced barrel sold	$57.50	$44.98
Times sales of produced refined products sold (BPD)	82,890	78,100
Times number of days in period	90	91

Refined products sales from produced products sold	$428,956	$319,677

Woods Cross Refinery
Net operating margin per barrel	$(1.16)	$(0.42)
Add average refinery operating expenses per produced barrel	4.33	4.13

Refinery gross margin per barrel	3.17	3.71
Add average cost of products per produced barrel sold	51.06	40.13

Average net sales per produced barrel sold	$54.23	$43.84
Times sales of produced refined products sold (BPD)	25,060	22,010
Times number of days in period	90	91

Refined products sales from produced products sold	$122,310	$87,808

HOLLY CORPORATION

	Three Months Ended
	March 31,
	2005	2004
Montana Refinery
Net operating margin per barrel	$(0.83)	$(0.66)
Add average refinery operating expenses per produced barrel	9.31	8.12

Refinery gross margin per barrel	8.48	7.46
Add average cost of products per produced barrel sold	45.60	32.95

Average net sales per produced barrel sold	$54.08	$40.41
Times sales of produced refined products sold (BPD)	5,490	5,040
Times number of days in period	90	91

Refined products sales from produced products sold	$26,721	$18,534

Sum of refined products sales from produced products sold from our three refineries (2)	$577,987	$426,019
Add refined product sales from purchased products and rounding (1)	62,228	29,839

Total refined products sales	640,215	455,858
Add other refining segment revenue	4,062	6,823

Total refining segment revenue	644,277	462,681
Add HEP sales and other revenue	16,513	—
Add corporate and other revenues	365	490
Subtract consolidations and eliminations	(9,430)	(114)

Sales and other revenues	$651,725	$463,057

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments where we choose to redirect produced products to more profitable markets.

(2)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2005	2004
Net operating margin per barrel	$3.89	$4.94
Add average refinery operating expenses per produced barrel	3.66	3.53

Refinery gross margin per barrel	7.55	8.47
Add average cost of products per produced barrel sold	49.06	36.05

Average sales price per produced barrel sold	$56.61	$44.52
Times sales of produced refined products sold (BPD)	113,440	105,150
Times number of days in period	90	91

Refined product sales from produced products sold	$577,987	$426,019

HOLLY CORPORATION

Item 4. Controls and Procedures

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

HOLLY CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 29, 2005, the Delaware Court of Chancery issued its opinion in a lawsuit between Holly and Frontier Oil Corporation (“Frontier”) concerning a 2003 merger agreement between the two companies. The Court ruled that Frontier had breached the merger agreement and that we had not breached the merger agreement. The Court also ruled that we were entitled to only nominal damages because Frontier’s breach did not harm us, that Frontier was entitled to no payment from us, and that we did not sustain our position that Frontier breached certain representations in the merger agreement. Each company has the right to appeal the Court’s rulings to the Delaware Supreme Court. On August 20, 2003, Frontier filed the lawsuit against us in the Delaware Court of Chancery seeking declaratory relief and unspecified damages based on allegations that we repudiated our obligations and breached an implied covenant of good faith and fair dealing under a merger agreement between Frontier and us announced in late March 2003. We formally notified Frontier on August 21, 2003 of our position that pending and threatened toxic tort litigation against Frontier with respect to oil properties operated by a subsidiary of Frontier from 1985 to 1995 adjacent to the campus of Beverly Hills High School constituted a breach of Frontier’s representations and warranties in the merger agreement as to the absence of litigation or other circumstances which could reasonably be expected to have a material adverse effect on Frontier. On September 2, 2003, we filed in the Delaware Court of Chancery our Answer and Counterclaims seeking declaratory judgments that we had not repudiated the merger agreement, that Frontier had repudiated the merger agreement, that Frontier had breached certain representations made by Frontier in the merger agreement, that our obligations under the merger agreement were excused and that we could terminate the merger agreement without liability, and seeking unspecified damages as well as costs and attorneys’ fees. A two-week trial of the lawsuit was completed in early March 2004. In this litigation, the maximum amount of damages asserted by Frontier against us was approximately $161 million plus interest and the maximum amount of damages we asserted against Frontier was approximately $148 million plus interest.

We have pending in the United States Court of Federal Claims a lawsuit against the Department of Defense relating to claims totaling approximately $299 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999. In October 2003, the judge before whom the case is pending issued a ruling that denied the Government’s motion for partial summary judgment on all issues raised by the Government and granted our motion for partial summary judgment on most of the issues we raised. The ruling on the motions for summary judgment in our case does not constitute a final ruling on our claims. The trial judge in our case issued an order in March 2004 to stay proceedings in our case while interlocutory appeals to the United States Court of Appeals for the Federal Circuit were pending on rulings by two other United States Court of Federal Claims judges in cases relating to military fuel sales of two other refining companies, Tesoro Corporation and Hermes Consolidated, Inc. On April 26, 2005, a three-judge panel of the appeals court ruled against Tesoro and Hermes on a major legal issue, which had been resolved favorably to the companies in the trial judges’ rulings. If the ruling of the appeals court becomes final, it would have a significant adverse effect on our pending case. Tesoro and Hermes have indicated that they will file a petition for the full appeals court (composed of twelve judges) to hear the cases en banc and reconsider the panel’s ruling. It is expected that our case will continue to be stayed until there is a final disposition of the pending appeal in the Tesoro and Hermes cases.

In July 2004, the United States Court of Appeals for the District of Columbia Circuit issued its opinion on petitions for review of rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against Kinder Morgan’s SFPP, L.P. (“SFPP”). The appeals court ruled in favor of our positions on most of the disputed issues that concern us and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. The court denied rehearing and rehearing en banc in October 2004. In January 2005, SFPP filed a petition for writ of certiorari to the United States Supreme Court seeking a review of certain aspects of the appeals court’s July 2004 decision. In early April 2005, we and certain other shippers filed with the United States Supreme Court a brief in opposition to SFPP’s petition for writ of certiorari. On May 4, 2005, the FERC issued a general policy statement on an issue concerning the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships; this issue was one of the issues in the SFPP case remanded to the FERC by the appeals court and the position taken in the FERC’s general policy statement is contrary to our position in this case. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that

HOLLY CORPORATION

regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC that were the subject of proceedings in the appeals court resulted in reparations payments to us in 2003 totaling approximately $15.3 million relating principally to the period from 1993 through July 2000. Because of the remand of the proceedings to the FERC for further consideration of several issues and SFPP’s January 2005 petition to the United States Supreme Court for a writ of certiorari on certain aspects of the case, it is not yet possible to determine whether the amount of reparations actually due to us for the period at issue will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings following the July 2004 appeals court decision are not likely to result in an obligation for us to repay a significant portion of the reparations payments already received and could result in payment of additional reparations to us. The final reparations amount will be determined only after the rulings by the FERC on the remanded issues, the disposition of SFPP’s currently pending petition to the United States Supreme Court for writ of certiorari, and any further court proceedings on the case, which could include further review by the appeals court and possibly future petitions by one or more of the parties seeking United States Supreme Court review of issues in the case.

In November 2004, the Montana Department of Environmental Quality (“MDEQ”) notified us that the MDEQ was initiating an enforcement action against our subsidiary Montana Refining Company (“MRC”) and seeking administrative civil penalties totaling $140,000. This enforcement action relates to alleged air quality violations that resulted from a failure in October 2003 of a vapor combustion unit (“VCU”) at MRC’s truck loading rack in Great Falls, Montana and continued operation of the truck loading rack for seven days following the VCU failure while the VCU was being repaired and could not be operated. MRC has agreed with the MDEQ to settle the matter based upon the proposed $140,000 penalty amount; MRC is currently discussing with the MDEQ the possibility of satisfying the penalty by carrying out a supplemental environmental project to provide additional environmental benefits in the area where MRC operates. Following the October 2003 incident that resulted in this enforcement action, MRC has taken additional steps to avoid future delays in repairs to the VCU and to prevent operation of the truck loading rack without the VCU.

We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.

HOLLY CORPORATION

Item 6.  Exhibits

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

HOLLY CORPORATION
(Registrant)

Date: May 9, 2005	/s/ P. Dean Ridenour
P. Dean Ridenour
Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Stephen J. McDonnell
Stephen J. McDonnell
Vice President and Chief Financial Officer (Principal Financial Officer)