Form 10-Q
period 2005-06-30
HOLLY CORP
filed 2005-08-08
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
30,794,988 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2005.

HOLLY CORPORATION

PART I — FINANCIAL INFORMATION
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
     “FCC,” or fluid catalytic cracking, means the breaking down of large, complex hydrocarbon molecules into smaller, more useful ones by the application of heat, pressure and a chemical (catalyst) to speed the process.
     “Hydrodesulfurization” means to remove sulfur and nitrogen compounds from oil or gas in the presence of hydrogen and a catalyst at relatively high temperatures.
     “HF alkylation,” or hydrofluoric alkylation, means a refinery process which combines isobutane and C3/C4 olefins using HF acid as a catalyst to make high octane gasoline blend stock.
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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,601	$67,460
Marketable securities	97,581	96,215

Accounts receivable:
Product and transportation	162,567	105,998
Crude oil sales	243,438	175,732

	406,005	281,730

Inventories:
Crude oil and refined products	113,276	92,544
Materials and supplies	14,723	12,424

	127,999	104,968

Income taxes receivable	—	6,394
Prepayments and other	17,582	16,139

Total current assets	760,768	572,906

Properties, plants and equipment, at cost	716,119	572,147
Less accumulated depreciation, depletion and amortization	(285,464)	(259,874)

	430,655	312,273

Marketable securities (long-term)	36,450	55,590
Transportation agreements	62,707	4,718
Investments in and advances to joint ventures	—	12,423

Other assets:
Turnaround costs (long-term)	19,575	13,535
Intangibles and other	10,522	11,268

	30,097	24,803

Total assets	$1,320,677	$982,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$477,883	$377,717
Accrued liabilities	34,052	37,975
Income taxes payable	19,415	—
Current maturities of long-term debt	8,572	8,572

Total current liabilities	539,922	424,264

Deferred income taxes	21,446	20,462
Long-term debt, less current maturities	182,957	25,000
Other long-term liabilities	13,368	15,521
Commitments and contingencies	—	—
Minority interests	179,484	157,550

Stockholders’ equity:
Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value - 50,000,000 shares authorized; 35,350,071 and 34,804,796 shares issued as of June 30, 2005 and December 31, 2004, respectively	354	348
Additional capital	40,420	29,281
Retained earnings	399,163	339,798
Accumulated other comprehensive loss	(1,734)	(1,719)
Common stock held in treasury, at cost - 4,238,325 and 3,510,036 shares as of June 30, 2005 and December 31, 2004, respectively	(54,703)	(27,792)

Total stockholders’ equity	383,500	339,916

Total liabilities and stockholders’ equity	$1,320,677	$982,713

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales and other revenues	$771,296	$568,735	$1,423,021	$1,031,792

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	604,835	425,654	1,161,028	800,549
Operating expenses (exclusive of depreciation, depletion, and amortization)	50,347	39,935	94,951	78,607
Selling, general and administrative expenses (exclusive of depreciation, depletion, and amortization)	15,678	11,694	28,776	26,071
Depreciation, depletion and amortization	13,127	9,931	24,946	19,855
Exploration expenses, including dry holes	139	305	241	428

Total operating costs and expenses	684,126	487,519	1,309,942	925,510

Income from operations	87,170	81,216	113,079	106,282

Other income (expense):
Equity in earnings (loss) of joint ventures	—	600	(685)	(55)
Minority interests in income of partnerships	(3,119)	(306)	(6,721)	(995)
Interest income	2,084	2,313	3,252	2,390
Interest expense	(2,661)	(751)	(4,205)	(1,706)

	(3,696)	1,856	(8,359)	(366)

Income before income taxes	83,474	83,072	104,720	105,916

Income tax provision:
Current	31,685	31,621	39,410	39,572
Deferred	(239)	444	216	1,375

	31,446	32,065	39,626	40,947

Net Income	$52,028	$51,007	$65,094	$64,969

Net income per common share — basic	$1.64	$1.61	$2.06	$2.07

Net income per common share — diluted	$1.61	$1.56	$2.01	$2.01

Cash dividends declared per common share	$0.10	$0.065	$0.18	$0.13

Average number of common shares outstanding:
Basic	31,637	31,606	31,576	31,408
Diluted	32,383	32,604	32,307	32,370
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$65,094	$64,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24,946	19,855
Deferred income taxes	216	1,375
Minority interests in income of partnerships	6,721	995
Equity in earnings (loss) of joint ventures	685	55
Interest receivable	—	(2,189)
Equity based compensation expense	2,627	722
(Increase) decrease in current assets:
Accounts receivable	(120,946)	(73,030)
Inventories	(14,739)	12,451
Income taxes receivable	11,534	8,992
Prepayments and other	(1,611)	(6,394)
Increase (decrease) in current liabilities:
Accounts payable	92,097	60,438
Accrued liabilities	(4,121)	6,530
Income taxes payable	19,415	25,393
Turnaround expenditures	(1,050)	—
Other, net	(3,426)	3,627

Net cash provided by operating activities	77,442	123,789
Cash flows from investing activities:
Additions to properties, plants and equipment	(28,645)	(19,119)
Acquisition by HEP of pipeline and terminal assets	(121,853)	—
Investments and advances to joint ventures	—	(64)
Purchase of additional interest in joint venture, net of cash	(18,506)	—
Proceeds from sale of interest in joint venture	832	—
Distributions from joint ventures	—	2,940
Purchases of marketable securities	(65,078)	—
Sales and maturities of marketable securities	82,827	—

Net cash used for investing activities	(150,423)	(16,243)
Cash flows from financing activities:
Proceeds from issuance of HEP senior notes, net of underwriter discount	181,955	—
Net decrease in borrowings under revolving credit agreements	(25,000)	(50,000)
Debt issuance costs	(948)	(1,455)
Issuance of common stock upon exercise of options	2,569	2,634
Purchase of treasury stock	(26,911)	—
Cash dividends	(5,057)	(3,767)
Cash distributions to minority interests	(9,486)	(2,250)

Net cash provided by (used for) financing activities	117,122	(54,838)
Cash and cash equivalents:
Increase for the period	44,141	52,708
Beginning of period	67,460	11,690

End of period	$111,601	$64,398

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$1,337	$1,352
Income taxes	$8,391	$5,174
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$52,028	$51,007	$65,094	$64,969
Other comprehensive loss:
Unrealized gain (loss) on securities available for sale	203	—	(25)	—

Derivative instruments qualifying as cash flow hedging Instruments:
Change in fair value of derivative instruments	—	—	—	(329)
Reclassification adjustment into net income	—	—	—	(270)

Total loss on cash flow hedges	—	—	—	(599)

Other comprehensive loss before income taxes	203	—	(25)	(599)
Income tax benefit (expense)	(79)	—	10	230

Other comprehensive loss	124	—	(15)	(369)

Total comprehensive income	$52,152	$51,007	$65,079	$64,600

See accompanying notes.

HOLLY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: Description of Business and Presentation of Financial Statements
References herein to the Holly Corporation include Holly Corporation and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly report on Form 10-Q has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person.
       As of June 30, 2005, we:
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
On July 8, 2005, we closed on a transaction for HEP to acquire our two 65-mile parallel intermediate feedstock pipelines which connect our Lovington and Artesia, New Mexico facilities. The total acquisition price was $81.5 million, which consisted of approximately $77.7 million in cash, 70,000 in common units of HEP and a capital account credit to maintain our existing general partner interest in HEP. HEP financed the approximately $77.7 million cash portion of the consideration for the intermediate pipelines with the proceeds raised from the private sale of 1.1 million of its common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and the recently completed offering of an additional $35.0 million in principal amount of their 6.25% senior notes due 2015. This acquisition was made pursuant to an option to purchase these pipelines we granted to HEP at the time of their initial public offering in July 2004. Following the acquisition, HEP plans to expend up to $3.5 million to expand the capacity of the pipelines to meet the needs of the expansion at our Navajo Refinery. We have agreed to a 15-year pipelines agreement with a minimum annual volume commitment of 72,000 BPD on the pipelines, which will result in revenues to HEP of approximately $11.8 million per calendar year. In addition, we have agreed to indemnify HEP, subject to certain limits, for any environmental noncompliance and remediation liabilities occurring or existing prior to the closing date. As a result of this transaction, our ownership interest in HEP has been reduced to 45.0%, including the 2% general partner interest. Since this acquisition closed after June 30, 2005, these consolidated financial statements do not reflect the effects of such acquisition.
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2005, the consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2005 and 2004 and consolidated cash flows for the six months ended June 30, 2005 and 2004 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

HOLLY CORPORATION
We use the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.
Our results of operations for the first six months of 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior reported amounts to conform to current classifications.
On February 28, 2005, HEP closed on the acquisition of assets from Alon USA, Inc. and certain of its affiliates (collectively “Alon”), which reduced our ownership interest, at the time, in HEP to 47.9%. See Note 2 for additional information regarding HEP’s asset acquisition from Alon.
In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by a subsidiary of Koch Materials Company (“Koch”) increasing our ownership in NK Asphalt Partners from 49% to 100%. The partnership now does business under the name of “Holly Asphalt Company.” Additionally, on February 28, 2005, we sold our 49% interest in MRC Hi-Noon LLC to our joint venture partner. See Note 6 for additional information regarding both of these transactions.
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
New Accounting Pronouncements
SFAS No. 123 (revised) “Share-Based Payment”
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised), “Share-Based Payment.” This revision prescribes the accounting for a wide-range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed on the income statement. This standard was to become effective for us for the first interim period beginning after June 15, 2005, however in April 2005, the SEC allowed for a delay in the implementation of this standard, with the result that we are now required to adopt this standard for our 2006 year. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are evaluating the method of adoption and the impact, if any, of the new standard on our financial statements.
SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”
In December 2004, the FASB issued SFAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard will be effective for fiscal years beginning after June 15, 2005. We are studying the provisions of this new standard to determine the impact, if any, on our financial statements.
SFAS No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also

HOLLY CORPORATION
applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005.
NOTE 2: HEP’s Alon Acquisition
On February 28, 2005, HEP closed its acquisition from Alon of four refined products pipelines aggregating approximately 500 miles, an associated tank farm and two refined products terminals with aggregate storage capacity of approximately 347,000 barrels. These pipelines and terminals are located primarily in Texas and transport approximately 70% of the light refined products for Alon’s 65,000 BPSD capacity refinery in Big Spring, Texas. Following the closing of this transaction, we owned 47.9% of HEP including the 2% general partner interest and other investors in HEP owned 52.1%. HEP continues to be included in our consolidated financial statements because of the control relationship between Holly Corporation and HEP.
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
The acquisition for the Alon pipeline and terminal assets was preliminarily allocated to the individual assets acquired based on their estimated fair values. The final allocation of the consideration is pending an independent appraisal, which is currently expected to be completed by year-end. The aggregate consideration amounted to $146.6 million, which consisted of $24.7 million fair value of HEP’s Class B subordinated units, $120 million in cash and $1.9 million of transaction costs. In accounting for this acquisition, we preliminarily recorded pipeline and terminal assets of $86.9 million and an intangible asset of $59.7 million, representing the value of the 15-year pipelines and terminals agreement for transportation.

HOLLY CORPORATION
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Net income	$52,028	$51,007	$65,094	$64,969
Average number of shares of common stock outstanding	31,637	31,606	31,576	31,408
Effect of dilutive stock options and variable restricted shares	746	998	731	962

Average number of shares of common stock outstanding assuming dilution	32,383	32,604	32,307	32,370

Income per share — basic	$1.64	$1.61	$2.06	$2.07

Income per share — diluted	$1.61	$1.56	$2.01	$2.01
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Net income, as reported	$52,028	$51,007	$65,094	$64,969
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	72	111	144	194

Pro forma net income	$51,956	$50,896	$64,950	$64,775

Net income per share — basic
As reported	$1.64	$1.61	$2.06	$2.07
Pro forma	$1.64	$1.61	$2.06	$2.06

Net income per share — diluted
As reported	$1.61	$1.56	$2.01	$2.01
Pro forma	$1.60	$1.56	$2.01	$2.00

HOLLY CORPORATION
We issued 56,600 shares (net of forfeitures) of restricted stock under our Long Term Incentive Compensation Plan during the six months ended June 30, 2005. These shares vest 33.3% on January 1, 2008, 33.3% on January 1, 2009 and 33.4% on January 1, 2010 (with later performance-based vesting in the case of shares granted to certain key executives). During the year ended December 31, 2004, we issued 270,644 shares (net of forfeitures) of restricted stock under our Long Term Incentive Compensation Plan. Of the 270,644 shares issued, 74,450 shares vested in January or February 2005 and 74,450 shares are scheduled to vest on or after January 1, 2006 (with later performance-based vesting after January 1, 2006 in the case of shares granted to certain key executives). The remaining 121,744 shares vest 33.3% on January 1, 2007, 33.3% on January 1, 2008 and 33.4% on January 1, 2009 (with later performance-based vesting in the case of shares granted to certain key executives). During the six months ended June 30, 2005, we issued 7,525 shares of restricted stock to outside directors with these shares vesting on the date of the Annual Meeting of Stockholders in 2008. During the year ended December 31, 2004, we issued 17,010 shares of restricted stock to outside directors with these shares vesting on the date of the Annual Meeting of Stockholders in 2007. Although ownership in the shares does not transfer to the recipients until the shares vest, recipients have dividend and voting rights on these shares from the date of grant. We are recording the cost of these grants over their corresponding vesting periods and have expensed $2.6 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.
During the six months ended June 30, 2005, we granted 68,687 performance share units (net of forfeitures) under our Long Term Incentive Compensation Plan. These units generally vest on January 1, 2008. During the year ended December 31, 2004, we granted 276,900 performance share units (net of forfeitures) under our Long Term Incentive Compensation Plan. Of the 276,900 units issued, 162,900 units (net of forfeitures) vested on January 1, 2005. The remaining 114,000 units (net of forfeitures) generally vest on January 1, 2007. The cash benefit payable under these grants is based upon our share price and upon our total shareholder return during the period as compared to the total shareholder return of our peer group of refining companies. We are recording the cost of these grants over their corresponding vesting periods and have expensed $2.7 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively.
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

HOLLY CORPORATION
The following is a summary of our available-for-sale securities at June 30, 2005:

	Available-for-Sale Securities
		Gross	Estimated
		Unrealized	Fair Value
		(Gains)	(Net Carrying
	Amortized Cost	Losses	Amount)
	(Dollars in thousands)
U.S. Treasury	$18,087	$237	$17,850
U.S. government agency	11,376	(49)	11,425
Asset backed government and corporate securities	192	4	188
States and political subdivisions	95,299	259	95,040
Corporate debt securities	9,521	(7)	9,528

Total debt securities	$134,475	$444	$134,031

During the six months ended June 30, 2005, we recognized $2.2 million in gains related to 57 sales and maturities where we received $82.8 million in proceeds. The realized gains represent the difference between the purchase price and market value on the maturity date or sales date.
NOTE 6: Investments in Joint Ventures
Prior to February 2005, NK Asphalt Partners was owned 49% by us and 51% by Koch, and did business under the name “Koch Asphalt Solutions — Southwest.” We accounted for this investment using the equity method. In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by Koch for $16.9 million plus working capital. This purchase increased our ownership in NK Asphalt Partners from 49% to 100% and eliminated any further obligations we had with respect to additional contributions under the joint venture agreement. The partnership manufactures and markets asphalt and asphalt products from various terminals in Arizona and New Mexico and now does business under the name of “Holly Asphalt Company.” From the date of acquisition of the additional 51%, we have consolidated the results of NK Asphalt Partners in our consolidated financial statements. All intercompany transactions have been eliminated in consolidation. The purchase price was preliminarily allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The final allocation of the purchase price is pending an independent appraisal, which is currently expected to be completed by year-end. The total purchase consideration for the 51% interest, including expenses, was $21.9 million, less cash of $3.4 million which was recorded due to the consolidation of NK Asphalt Partners at the time of the 51% acquisition. In addition to the cash, at the date of the acquisition, we preliminarily recorded current assets of $11.7 million, net property, plant and equipment of $20.5 million, intangible asset of $5.3 million, goodwill of $0.9 million, and current liabilities of $8.5 million, and eliminated our equity investment. All asphalt produced at our Navajo Refinery is sold at market prices to the affiliate under a supply agreement. Sales to the joint venture during 2005, prior to the acquisition, were $3.9 million and for the six months ended June 30, 2004 were $14.4 million.
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

HOLLY CORPORATION
NOTE 7: Environmental
Consistent with our accounting policy for environmental remediation and cleanup costs, we expensed $0.4 million during the six months ended June 30, 2005 and $0.4 million during the six months ended June 30, 2004 for environmental remediation and cleanup obligations. The accrued environmental liability reflected in the consolidated balance sheet was $3.5 million and $3.6 million at June 30, 2005 and December 31, 2004, respectively, of which $2.0 million and $2.4 million was classified as other long-term liabilities, respectively. Costs of future expenditures for environmental remediation are not discounted to their present value.
NOTE 8: Debt

	June 30,	December 31,
	2005	2004
	(In thousands)
Senior Notes
Series C	$5,572	$5,572
Series D	3,000	3,000
HEP - 6.25% senior notes	182,957	—

	191,529	8,572

Credit agreement facility
Holly Corporation	—	—
HEP	—	25,000

	—	25,000

Total debt	191,529	33,572

Current maturities of long-term debt	(8,572)	(8,572)

Total debt classified as long-term	$182,957	$25,000

Credit Facilities
On July 1, 2004, we entered into a new $175 million secured revolving credit facility with Bank of America as administrative agent and lender, with a term of four years and an option to increase the facility to $225 million subject to certain conditions. The credit facility may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at June 30, 2005. At June 30, 2005, we had outstanding letters of credit totaling $1.2 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $173.8 million at June 30, 2005.
One of our affiliates, Holly Energy Partners — Operating, L.P., a wholly-owned subsidiary of HEP, entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and lender, in conjunction with the initial public offering of HEP, with an option to increase the amount to $175 million under certain conditions. The credit facility is available to fund capital expenditures, acquisitions, working capital and for general partnership purposes. The credit facility matures in July 2008. The credit facility was amended effective February 28, 2005 to allow for the closing of the Alon transaction and the related senior notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from its senior note offering, HEP repaid $30 million of outstanding indebtedness under the credit facility, including $5 million drawn shortly before the closing of the Alon transaction. As of June 30, 2005, HEP had no amounts outstanding under their credit facility. At that level of usage, the unused commitment under HEP’s credit facility was $100.0 million at June 30, 2005. HEP was in compliance with its covenants at June 30, 2005. The credit facility was amended effective July 8, 2005 to allow for the closing of our intermediate pipelines transaction as well as to amend certain of the restrictive covenants.

HOLLY CORPORATION
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
HEP financed a portion of the cash piece of the consideration for the intermediate pipelines with the private offering in June 2005 of an additional $35.0 million in principal amount of the Senior Notes.
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
On July 28, 2005, HEP filed a registration statement to allow the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms after such registration statement is declared effective. The exchange notes will generally be freely transferable but will be a new issue of securities for which certain of the initial purchasers have indicated they intend to make a market but for which there may not initially be a market.
The $185.0 million principal amount of Senior Notes is recorded at $183.0 million on our accompanying consolidated balance sheet at June 30, 2005. The difference of $2.0 million is due to $3.6 million of unamortized discount net of $1.6 million relating to the interest rate swap contract discussed below.
Interest Rate Risk Management
HEP has entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of its Senior Notes from a fixed rate to variable rates. The interest rate on the $60 million notional amount will be equal to the three month LIBOR rate plus an applicable margin of 1.1575%, which equaled an effective interest rate of 4.5% on $60 million of the debt during the six months ended June 30, 2005. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. HEP’s interest rate swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the “shortcut” method prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swaps.
The fair value of HEP’s interest rate swap agreement of $1.6 million is classified as part of other assets at June 30, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is classified as an offset to long-term debt, less current maturities at June 30, 2005.
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

HOLLY CORPORATION
NOTE 9: Minority Interests
On February 28, 2005, HEP closed on its acquisition from Alon of over 500 miles of light products pipelines and two light product terminals for $120.0 million in cash and 937,500 HEP Class B subordinated units which will convert into an equal number of HEP common units in five years, subject to certain conditions. On July 8, 2005 we closed on a transaction with HEP in which HEP acquired our two 65-mile parallel intermediate feedstock pipelines which connect our Lovington and Artesia, New Mexico facilities for $81.5 million, which consisted of approximately $77.7 million in cash, 70,000 in common units of HEP and a capital account credit to maintain our existing general partner interest in HEP. As part of HEP’s financing of the transaction, HEP raised $45.1 million from the private sale of 1.1 million of its common units to a limited number of institutional investors which closed simultaneously with the acquisition. As a result of these transactions, Holly’s ownership interest has been reduced from 51% to 47.9%, following the Alon transaction, and 45.0% following the intermediate pipelines transaction, including the 2% general partner interest.
The following table sets forth the changes in the minority interests balance attributable to third-party investors’ interests in HEP.

Minority interests at December 31, 2004	$157,550

Minority interests’ share of HEP earnings	6,721
Cash distributions to minority interests	(9,486)
Issuance of HEP Class B subordinated units	24,674
Amortization of HEP restricted units	25

Minority interests at June 30, 2005	$179,484

NOTE 10: Stockholders’ Equity
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
Common Stock Repurchases: On May 19, 2005, we announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. Repurchases will be made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended June 30, 2005, we repurchased 703,499 shares at a cost of approximately $29.1 million (of which $3.0 million of the cash settlement was after June 30, 2005) or an average of $41.37 per share.
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

HOLLY CORPORATION
NOTE 11: Other Comprehensive Income
The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Tax Expense
	Before-Tax	(Benefit)	After-Tax
		(In thousands)
For the three months ended June 30, 2005
Unrealized loss on securities available for sale	$203	$79	$124

Other comprehensive loss	$203	$79	$124

For the three months ended June 30, 2004
Hedging activities	$—	$—	$—

Other comprehensive loss	$—	$—	$—

For the six months ended June 30, 2005
Unrealized loss on securities available for sale	$(25)	$(10)	$(15)

Other comprehensive loss	$(25)	$(10)	$(15)

For the six months ended June 30, 2004
Hedging activities	$(599)	$(230)	$(369)

Other comprehensive loss	$(599)	$(230)	$(369)

The temporary unrealized loss on securities available for sale is due to market changes of securities.
Accumulated other comprehensive loss in the equity section of the balance sheet includes:

	June 30,	December 31,
	2005	2004
	(In thousands)
Pension obligation adjustment	$(1,462)	$(1,462)
Unrealized loss on securities available for sale	(272)	(257)

Accumulated other comprehensive loss	$(1,734)	$(1,719)

NOTE 12: Retirement Plan
We have a non-contributory defined benefit retirement plan that covers substantially all employees. Our policy is to make contributions annually of not less than the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.
The net periodic pension expense consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$776	$775	$1,723	$1,521
Interest cost	788	701	1,883	1,760
Expected return on assets	(684)	(750)	(1,581)	(1,441)
Amortization of prior service cost	65	65	130	130
Amortization of net loss	254	127	483	343

Net periodic benefit cost	$1,199	$918	$2,638	$2,313

HOLLY CORPORATION
The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2005 and 2004 net periodic benefit cost. We expect to contribute $10.0 million to the retirement plan in 2005, of which $5.0 million has been contributed through June 30, 2005.
NOTE 13: Derivative Instruments and Hedging Activities
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
In October 2003, we entered into price swaps to help manage the exposure to price volatility relating to forecasted purchases of natural gas from December 2003 to March 2004. We designated these transactions as cash flow hedges of forecasted purchases. The contracts to hedge natural gas costs were for 6,000 MMBtu, 500 MMBtu, and 2,000 MMBtu per day for the Navajo Refinery, Montana Refinery, and the Woods Cross Refinery, respectively. The January to March 2004 contracts resulted in net realized gains of $270,000 and were recorded as a reduction to refinery operating expenses. There was no ineffective portion of these hedges, and at March 31, 2004, no price swaps were outstanding.
See Note 8 for information on an interest rate swap contract entered into by HEP.
NOTE 14: Contingencies
The Final Order and Judgment (the “Order”) of the Delaware Court of Chancery in a lawsuit between Holly and Frontier Oil Corporation (“Frontier”) was issued in May 2005 and became final in June 2005. The lawsuit related to a 2003 merger agreement between the two companies. The Order, which is based on the court’s April 29, 2005 opinion in the case, provides that Frontier pay to us $1 in nominal damages and approximately $2,500 in actual court costs and filing fees and that we pay nothing to Frontier. Frontier has paid the amounts specified in the Order, neither party has filed an appeal, and the time for filing an appeal has expired. Prior developments in this litigation are described in the our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
In July 2004, the United States Court of Appeals for the District of Columbia Circuit issued its opinion on petitions for review of rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against Kinder Morgan’s SFPP, L.P. (“SFPP”). The appeals court ruled in favor of our positions on most of the disputed issues that concern us and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. The court denied rehearing and rehearing en banc in October 2004. In January 2005, SFPP filed a petition for writ of certiorari to the United States Supreme Court seeking a review of certain aspects of the appeals court’s July 2004 decision, and in mid-May 2005 the United States Supreme Court denied this petition. On May 4, 2005, the FERC issued a general policy statement on an issue concerning the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships; this issue was one of the issues in the SFPP case remanded to the FERC by the appeals court, and the position taken in the FERC’s general policy statement is contrary to our position in this case. On June 1, 2005, the FERC issued an order on remand in this case which resolved certain remanded issues and provided for further proceedings with respect to issues concerning the treatment of income taxes. On June 13, 2005, we filed a petition for review to the

HOLLY CORPORATION
Court of Appeals for the District of Columbia Circuit with respect to this order and related orders of the FERC. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC that were the subject of proceedings in the appeals court resulted in reparations payments to us in 2003 totaling approximately $15.3 million relating principally to the period from 1993 through July 2000. Because proceedings in the FERC on remand have not been completed and our petition for review to the court of appeals with respect to the FERC’s order on remand is pending, it is not possible to determine whether the amount of reparations actually due to us for the period at issue will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings in this case are not likely to result in an obligation for us to repay a significant portion of the reparations payments already received and could result in payment of additional reparations to us. The final reparations amount will be determined only after further proceedings in the FERC on issues that have not been finally determined by the FERC, further proceedings in the appeals court with respect to determinations by the FERC, and possibly future petitions by one or more of the parties seeking United States Supreme Court review of issues in the case.
We are a party to various other litigation and proceedings not mentioned in this Form 10-Q which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.
NOTE 15: Segment Information
We currently have two business segments: Refining and HEP. As of July 13, 2004, the closing of the initial pubic offering of HEP, we changed our segments to reflect our new business divisions. We reported results of operations in 2004 under both our old segments and our new segments. The Refining segment presented in the June 30, 2004 quarterly report on Form 10-Q is not the same Refining segment as presented below. The Refining segment presented below for the three months and six months ended June 30, 2004 includes results of operations involving certain assets currently included in HEP. We are not reporting any activity for HEP for the three months and six months ended June 30, 2004 as we did not restate the operations of the old segments prior to HEP’s formation date as it was not practical to do so. The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery, Montana Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Montana, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil and intermediate product pipelines that we own and operate in conjunction with our refining operations as part of the supply networks of the refineries (the intermediate product pipelines were acquired by HEP on July 8, 2005 and will become part of the HEP segment). The Refining segment also includes the equity in earnings from our 49% interest in NK Asphalt Partners prior to February 2005. In February 2005, we acquired the other 51% interest in the joint venture from our other partner; subsequent to the purchase, we are including the operations of NK Asphalt Partners in our consolidated financials statements. NK Asphalt Partners, dba Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and California. The cost of pipeline transportation and terminal services provided by HEP is also included in the Refining segment. The HEP segment involves all of the operations of HEP, including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of its pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain States. The HEP segment also includes its 70% interest in Rio Grande, which provides petroleum products transportation. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest in Rio Grande. Results of operations prior to July 13, 2004 involving the assets included in the HEP segment are included in the Refining segment for reporting purposes. Our operations not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program. The consolidations and eliminations

HOLLY CORPORATION
column includes the elimination of the revenue and costs associated with HEP’s pipeline transportation services for us as well as the recognition of the minority interests’ share of income of HEP.
The accounting policies for the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004. Our reportable segments are strategic business units that offer different products and services.

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP	and Other	Eliminations	Total
	(In thousands)
Three Months Ended June 30, 2005
Sales and other revenues	$761,667	$19,521	$252	$(10,144)	$771,296
Depreciation and amortization	$9,088	$3,849	$190	$—	$13,127
Income (loss) from operations	$92,294	$8,234	$(13,358)	$—	$87,170
Income (loss) before taxes	$92,316	$6,041	$(11,737)	$(3,146)	$83,474

Three Months Ended June 30, 2004
Sales and other revenues	$568,245	$—	$607	$(117)	$568,735
Depreciation and amortization	$9,624	$—	$307	$—	$9,931
Income (loss) from operations	$90,169	$—	$(8,953)	$—	$81,216
Income (loss) before taxes	$90,490	$—	$(7,418)	$—	$83,072

Six Months Ended June 30, 2005
Sales and other revenues	$1,405,944	$36,034	$617	$(19,574)	$1,423,021
Depreciation and amortization	$18,122	$6,212	$612	$—	$24,946
Income (loss) from operations	$122,671	$16,019	$(25,611)	$—	$113,079
Income (loss) before taxes	$122,018	$12,367	$(23,346)	$(6,319)	$104,720
Total assets	$747,442	$286,584	$206,550	$80,101	$1,320,677

Six Months Ended June 30, 2004
Sales and other revenues	$1,030,926	$—	$1,097	$(231)	$1,031,792
Depreciation and amortization	$19,239	$—	$616	$—	$19,855
Income (loss) from operations	$126,922	$—	$(20,640)	$—	$106,282
Income (loss) before taxes	$125,899	$—	$(19,983)	$—	$105,916
Total assets	$713,804	$—	$103,233	$—	$817,037

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
OVERVIEW
We are principally an independent petroleum refiner operating three refineries in Artesia and Lovington, New Mexico (operated as one refinery), Woods Cross, Utah and Great Falls, Montana. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At June 30, 2005, we also owned a 47.9% interest in Holly Energy Partners, L.P. (“HEP”) which owns and operates pipeline and terminalling assets and owns a 70% interest in the Rio Grande Pipeline Company (“Rio Grande”).
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the western United States. Our sales and other revenues for the six months ended June 30, 2005 were $1,423.7 million as compared to $1,031.8 million for the six months ended June 30, 2004. Our net income for the six months ended June 30, 2005 was $65.1 million as compared to $65.0 million for the six months ended June 30, 2004. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for six months ended June 30, 2005 were $1,310.6 million, an increase from $925.5 million for the six months ended June 30, 2004.
On February 28, 2005, HEP acquired from Alon USA, Inc. and certain of its affiliates (collectively “Alon”) over 500 miles of light products pipelines and two light product terminals for $120 million in cash and 937,500 HEP Class B subordinated units valued at $24.7 million which, subject to certain conditions, will convert into an equal number of HEP common units in five years. As a result of the closing of this transaction, we owned 47.9% of HEP including the 2% general partner interest and other investors in HEP owned 52.1%. HEP is included in our consolidated financial statements because of the control relationship between Holly Corporation and HEP. In connection with the transaction, HEP entered into a 15-year pipelines and terminals agreement with Alon. HEP financed the $120 million cash portion of the Alon transaction through a private offering of $150 million principal amount of 6.25% senior notes due 2015. The balance of proceeds from the offering was used to repay $30 million of outstanding indebtedness under HEP’s revolving credit agreement. Although the senior notes will be reflected on our balance sheet (because HEP is a consolidated subsidiary) for dates when the senior notes are outstanding, Holly Corporation and its operating subsidiaries, other than HEP and its subsidiaries and controlling partners, are not liable for the senior notes either directly or as guarantors.
On July 8, 2005, we closed on a transaction for HEP to acquire our two 65-mile parallel intermediate feedstock pipelines which connect our Lovington and Artesia, New Mexico facilities. The total acquisition price was $81.5 million, which consisted of approximately $77.7 million in cash, 70,000 in common units of HEP and a capital account credit to maintain our existing general partner interest in HEP. HEP financed the approximately $77.7 million cash portion of the consideration for the intermediate pipelines with the proceeds raised from the private sale of 1.1 million of HEP common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and the issuance of an additional $35.0 million in principal amount of HEP 6.25% senior notes due 2015. This acquisition was made pursuant to an option to purchase these pipelines we granted to HEP at the time of its initial public offering in July 2004. Following the acquisition, HEP plans to expend up to $3.5 million to expand the capacity of the pipelines to meet the needs of the expansion at our Navajo Refinery. We have agreed to a 15-year pipelines agreement with a minimum annual volume commitment of 72,000 BPD on the pipelines, which will result in revenues to HEP of approximately $11.8 million per calendar year. In addition, we have agreed to indemnify HEP, subject to certain limits, for any environmental noncompliance and remediation liabilities occurring or existing prior to the closing date. As a result of this transaction, our ownership interest in HEP has been reduced to 45.0%, including the 2% general partner interest. Since this acquisition closed after June 30, 2005, our results of operations discussed herein do not reflect the effects of such acquisition.

HOLLY CORPORATION
The Final Order and Judgment (the “Order”) of the Delaware Court of Chancery in a lawsuit between Holly and Frontier Oil Corporation (“Frontier”) was issued in May 2005 and became final in June 2005. The lawsuit related to a 2003 merger agreement between the two companies. The Order, which is based on the court’s April 29, 2005 opinion in the case, provides that Frontier pay to us $1 in nominal damages and approximately $2,500 in actual court costs and filing fees and that we pay nothing to Frontier. Frontier has paid the amounts specified in the Order, neither party has filed an appeal, and the time for filing an appeal has expired. Prior developments in this litigation are described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
On May 19, 2005, we announced that our Board of Directors authorized the repurchase of up to $100 million of our common stock. Repurchases will be made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended June 30, 2005, we repurchased 703,499 shares at a cost of approximately $29.1 million or an average of $41.37 per share.
As a result of a two-for-one stock split effective August 30, 2004, all references to the number of shares of common stock and per share amounts have been adjusted to reflect the split on a retroactive basis.

HOLLY CORPORATION
RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	June 30,		Change from 2004
	2005	2004	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$771,296	$568,735	$202,561	35.6%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	604,835	425,654	179,181	42.1
Operating expenses (exclusive of depreciation, depletion, and amortization)	50,347	39,935	10,412	26.1
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization)	15,678	11,694	3,984	34.1
Depreciation, depletion and amortization	13,127	9,931	3,196	32.2
Exploration expenses, including dry holes	139	305	(166)	(54.4)

Total operating costs and expenses	684,126	487,519	196,607	40.3

Income from operations	87,170	81,216	5,954	7.3
Other income (expense):
Equity in earnings (loss) of joint ventures	—	600	(600)	(100.0)
Minority interests in income of partnerships	(3,119)	(306)	(2,813)	919.3
Interest income	2,084	2,313	(229)	(9.9)
Interest expense	(2,661)	(751)	(1,910)	254.3

	(3,696)	1,856	(5,552)	(299.1)

Income before income taxes	83,474	83,072	402	0.5
Income tax provision	31,446	32,065	(619)	(1.9)

Net income	$52,028	$51,007	$1,021	2.0%

Net income per common share — basic	$1.64	$1.61	$0.03	1.9%

Net income per common share — diluted	$1.61	$1.56	$0.05	3.2%

Cash dividends declared per common share	$0.10	$0.065	$0.035	53.8%

Average number of common shares outstanding:
Basic	31,637	31,606	31	0.1%
Diluted	32,383	32,604	(221)	(0.7)%

HOLLY CORPORATION

	Six Months Ended
	June 30,		Change from 2004
	2005	2004	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$1,423,021	$1,031,792	$391,229	37.9%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	1,161,028	800,549	360,479	45.0
Operating expenses (exclusive of depreciation, depletion, and amortization)	94,951	78,607	16,344	20.8
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization)	28,776	26,071	2,705	10.4
Depreciation, depletion and amortization	24,946	19,855	5,091	25.6
Exploration expenses, including dry holes	241	428	(187)	(43.7)

Total operating costs and expenses	1,309,942	925,510	384,432	41.5

Income from operations	113,079	106,282	6,797	6.4
Other income (expense):
Equity in earnings (loss) of joint ventures	(685)	(55)	(630)	1,145.5
Minority interests in income of partnerships	(6,721)	(995)	(5,726)	575.5
Interest income	3,252	2,390	862	36.1
Interest expense	(4,205)	(1,706)	(2,499)	146.5

	(8,359)	(366)	(7,993)	2,183.9

Income before income taxes	104,720	105,916	(1,196)	(1.1)
Income tax provision	39,626	40,947	(1,321)	(3.2)

Net income	$65,094	$64,969	$125	0.2%

Net income per common share — basic	$2.06	$2.07	$(0.01)	(0.5)%

Net income per common share — diluted	$2.01	$2.01	$0.01	0.5%

Cash dividends declared per common share	$0.18	$0.13	$0.05	37.4%

Average number of common shares outstanding:
Basic	31,576	31,408	168	0.5%
Diluted	32,307	32,370	(63)	(0.2)%
Balance Sheet Data (Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$245,632	$219,265
Working capital	$220,846	$148,642
Total assets	$1,320,677	$982,713
Total debt, including current maturities and bank borrowings (1)	$191,529	$33,572
Minority interests	$179,484	$157,550
Stockholders’ equity	$383,500	$339,916

(1)	Includes HEP’s 6.25% senior notes of $183.0 million at June 30, 2005 and HEP bank borrowings of $25.0 million at December 31, 2004.

HOLLY CORPORATION
Other Financial Data (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Net cash provided by operating activities	$66,041	$86,458	$77,442	$123,789
Net cash used for investing activities	$(18,670)	$(5,347)	$(150,423)	$(16,243)
Net cash provided by (used for) financing activities	$791	$(38,975)	$117,122	$(54,838)
Capital expenditures	$15,197	$5,671	$28,645	$19,119
EBITDA	$97,178	$91,441	$130,619	$125,087

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
Our two major business segments are: Refining and HEP. The Refining segment presented in the June 30, 2004 quarterly report on Form 10-Q is not the same Refining segment as presented below. The Refining segment for the three months and six months ended June 30, 2004 has been reported to include results of operations involving assets included in HEP prior to the contribution on July 13, 2004. The HEP segment did not have any activity for the three months and six months ended June 30, 2004 as HEP was not formed until July 13, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Sales and other revenues (1)
Refining	$761,667	$568,245	$1,405,944	$1,030,926
HEP	19,521	—	36,034	—
Corporate and Other	252	607	617	1,097
Consolidations and Eliminations	(10,144)	(117)	(19,574)	(231)

Consolidated	$771,296	$568,735	$1,423,021	$1,031,792

Income (loss) from operations (1)
Refining	$92,294	$90,169	$122,671	$126,922
HEP	8,234	—	16,019	—
Corporate and Other	(13,358)	(8,953)	(25,611)	(20,640)

Consolidated	$87,170	$81,216	$113,079	$106,282

(1)	The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery, Montana Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Montana, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil and intermediate product pipelines that we still own and operate in conjunction with our refining operations as part of the supply networks of the refineries (the intermediate product pipelines were acquired by HEP on July 8, 2005 and will become part of the HEP segment). The Refining segment also includes the equity in earnings from our 49% interest in NK Asphalt Partners prior to February 2005. In February 2005, we acquired the other 51% interest in the joint venture from our other partner; subsequent to the purchase, we are including the operations of NK Asphalt Partners in our

HOLLY CORPORATION

consolidated financial statements. NK Asphalt Partners, dba Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and California. The cost of pipeline transportation and terminal services provided by HEP is also included in the Refining segment. The HEP segment involves all of the operations of HEP, including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of its pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain States. The HEP segment also includes its 70% interest in Rio Grande, which provides petroleum products transportation. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest in Rio Grande. Results of operations involving the assets included in the HEP segment prior to July 13, 2004 are included in the Refining segment for reporting purposes. Our operations not included in the two reportable segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program. The consolidations and eliminations amount includes the elimination of the revenue associated with our pipeline transportation services between us and HEP.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Navajo Refinery
Crude charge (BPD) (1)	71,920	73,570	73,100	70,510
Refinery production (BPD) (2)	77,750	80,000	80,880	78,740
Sales of produced refined products (BPD)	77,600	77,340	80,230	77,720
Sales of refined products (BPD) (3)	85,960	83,850	89,800	84,240

Refinery utilization (4)	95.9%	98.1%	97.5%	94.0%

Average per produced barrel (5)
Net sales	$65.73	$52.72	$61.50	$48.83
Cost of products (6)	50.30	37.77	49.47	36.43

Refinery gross margin (7)	15.43	14.95	12.03	12.40
Refinery operating expenses (8)	3.84	3.17	3.45	3.12

Net operating margin	$11.59	$11.78	$8.58	$9.28

Feedstocks:
Sour crude oil	90%	81%	88%	80%
Sweet crude oil	0%	9%	0%	8%
Other feedstocks and blends	10%	10%	12%	12%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	56%	58%	59%	59%
Diesel fuels	30%	26%	27%	26%
Jet fuels	4%	6%	4%	6%
Asphalt	7%	7%	7%	6%
LPG and other	3%	3%	3%	3%

Total	100%	100%	100%	100%

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Woods Cross Refinery
Crude charge (BPD) (1)	25,820	24,470	23,780	22,840
Refinery production (BPD) (2)	27,170	24,910	25,540	23,110
Sales of produced refined products (BPD)	27,820	24,550	26,450	23,280
Sales of refined products (BPD) (3)	29,120	25,050	27,500	23,580

Refinery utilization (4)	99.3%	97.9%	91.5%	91.4%

Average per produced barrel (5)
Net sales	$67.35	$53.39	$61.17	$48.88
Cost of products (6)	57.28	42.61	54.35	41.44

Refinery gross margin (7)	10.07	10.78	6.82	7.44
Refinery operating expenses (8)	3.86	3.76	4.08	3.93

Net operating margin	$6.21	$7.02	$2.74	$3.51

Feedstocks:
Sour crude oil	9%	5%	9%	5%
Sweet crude oil	83%	88%	81%	89%
Other feedstocks and blends	8%	7%	10%	6%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	60%	58%	60%	59%
Diesel fuels	31%	32%	28%	31%
Jet fuels	2%	2%	2%	1%
Fuel oil	6%	7%	7%	7%
LPG and other	1%	1%	3%	2%

Total	100%	100%	100%	100%

Montana Refinery
Crude charge (BPD) (1)	8,030	8,160	7,730	7,030
Refinery production (BPD) (2)	8,510	8,550	8,170	7,420
Sales of produced refined products (BPD)	8,990	8,790	7,250	6,920
Sales of refined products (BPD) (3)	9,190	8,990	7,380	7,130

Refinery utilization (4)	100.4%	102.0%	96.6%	87.9%

Average per produced barrel (5)
Net sales	$52.15	$43.29	$52.88	$42.24
Cost of products (6)	41.04	34.17	42.75	33.72

Refinery gross margin	11.11	9.12	10.13	8.52
Refinery operating expenses (8)	5.73	5.06	7.08	6.18

Net operating margin	$5.38	$4.06	$3.05	$2.34

Feedstocks:
Sour crude oil	93%	93%	93%	92%
Other feedstocks and blends	7%	7%	7%	8%

Total	100%	100%	100%	100%

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Montana Refinery
Sales of produced refined products:
Gasolines	39%	39%	45%	45%
Diesel fuels	17%	17%	20%	19%
Jet fuels	5%	5%	6%	6%
Asphalt	35%	35%	24%	25%
LPG and other	4%	4%	5%	5%

Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	105,770	106,200	104,610	100,380
Refinery production (BPD) (2)	113,430	113,460	114,590	109,270
Sales of produced refined products (BPD)	114,410	110,680	113,930	107,920
Sales of refined products (BPD) (3)	124,270	117,890	124,680	114,950

Refinery utilization (4)	97.0%	98.3%	96.0%	92.9%

Average per produced barrel (5)
Net sales	$65.06	$52.12	$60.87	$48.42
Cost of products (6)	51.27	38.56	50.17	37.34

Refinery gross margin (7)	13.79	13.56	10.70	11.08
Refinery operating expenses (8)	3.99	3.45	3.83	3.49

Net operating margin	$9.80	$10.11	$6.87	$7.59

Feedstocks:
Sour crude oil	70%	65%	71%	65%
Sweet crude oil	20%	26%	18%	25%
Other feedstocks and blends	10%	9%	11%	10%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	56%	56%	58%	58%
Diesel fuels	29%	27%	27%	27%
Jet fuels	4%	5%	4%	5%
Asphalt	7%	7%	6%	6%
LPG and other	4%	5%	5%	4%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity.

(5)	Represents average per barrel amounts for produced refined products sold, which are non-GAAP. Reconciliations to amounts reported under GAAP are located under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Subsequent to the formation of HEP, included in cost of products are transportation costs billed from HEP.

(7)	For comparability purposes, if amounts paid to HEP for transportation were excluded, as was the case prior to HEP’s initial public offering, the refinery gross margins for the three months and six months ended June 30, 2005 prior to the inclusion of those transportation costs were $16.76 and $13.29 for Navajo Refinery, $10.29 and $7.03 for Woods Cross Refinery, and $14.74 and $11.64 for the consolidated operations, respectively.

(8)	Represents operating expenses of our refinery, exclusive of depreciation, depletion, and amortization, and excludes refining segment expenses of product pipelines and terminals.

HOLLY CORPORATION
Results of Operations — Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Summary
Net income for the three months ended June 30, 2005 was $52.0 million ($1.61 per diluted share) compared to net income of $51.0 million ($1.56 diluted share) for the three months ended June 30, 2004. Earnings for the second quarter of 2005 as compared to the second quarter of 2004 were up by $1.0 million as higher refined product margins combined with higher refined product sales volumes were partially offset by higher operating costs and expenses and by the attribution in the second quarter of 2005 of approximately half of the income from our refined product pipelines and terminals to third-party owners of interests in HEP. Overall refinery production levels were consistent between 2005 and 2004. Company-wide refinery margins were $13.79 per produced barrel for the second quarter of 2005 compared to reported margins of $13.56 per produced barrel for the second quarter of 2004; however, refinery margins for the second quarter of 2005 were reduced by pipeline and terminalling fees to HEP for transportation services that were not charged against margins in the second quarter of 2004. Excluding pipeline and terminalling fees to HEP for the second quarter of 2005, company-wide refinery margins were $14.74 and $13.56 for the second quarters of 2005 and 2004, respectively.
Sales and Other Revenues
Sales and other revenues increased 35.6% from $568.7 million for the three months ended June 30, 2004 to $771.3 million for the three months ended June 30, 2005 due principally to higher refined product sales prices, and to a lesser degree, increased volumes sold from our Navajo and Woods Cross refineries. The average sales price we received per produced barrel sold increased 25% from $52.12 in the second quarter of 2004 to $65.06 in the second quarter of 2005. The total volume of refined products we sold increased 5% in the second quarter of 2005 as compared to the second quarter of 2004. Additionally impacting sales were increases in the current year due to the inclusion of the NK Asphalt Partners joint venture (now doing business as Holly Asphalt Company) in the 2005 consolidated financial statements, following our February 2005 purchase of the other partner’s interest, and the inclusion of revenues from HEP’s assets recently acquired from Alon.
Cost of Products Sold
Cost of products sold increased 42.1% from $425.7 million in the second quarter of 2004 to $604.8 million in the second quarter of 2005 due principally to higher costs of crude oil, and to a lesser degree, increased volumes sold from our Navajo and Woods Cross refineries. The average price we paid per barrel of crude oil purchased increased 33% from $38.56 in the second quarter of 2004 to $51.27 in the second quarter of 2005. Additionally impacting costs of sales were increases in the current year due to the inclusion of the NK Asphalt Partners joint venture in the 2005 consolidated financial statements.
Gross Refinery Margins
The gross refining margin per produced barrel increased 2% from $13.56 in the second quarter of 2004 to $13.79 in the second quarter of 2005. After deducting for pipeline and terminalling fees to HEP for the second quarter of 2005, the gross refining margin per produced barrel would be $14.74. Gross refinery margin does not include the effect of depreciation, depletion or amortization. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses increased 26.1% from $39.9 million in the second quarter of 2004 to $50.3 million in the second quarter of 2005 due to increased utility and catalyst costs, the addition of personnel in 2004, operating costs on the assets HEP acquired from Alon, and the inclusion of the NK Asphalt Partners joint venture in the 2005 consolidated statements.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 34.1% from $11.7 million in the second quarter of 2004 to $15.7 million in the second quarter of 2005 due primarily to additional employee compensation expense in 2005 from the addition of personnel in 2004, increased equity-based incentive compensation, and incremental expenses related to HEP being a separate public entity.

HOLLY CORPORATION
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization increased 32.2% from $9.9 million in the second quarter of 2004 to $13.1 million in the second quarter of 2005 due to depreciation on the assets HEP acquired from Alon, the inclusion of the NK Asphalt Partners joint venture in the 2005 consolidated financial statements and increased depreciation and amortization on other capital assets placed in service in 2004 and 2005.
Equity in Earnings of Joint Ventures and Minority Interests
There were no equity in earnings of joint ventures in the second quarter of 2005 as all previously owned interests have been consolidated in our financials or have been sold prior to April 1, 2005. Minority interests in income of partnerships in the second quarter of 2005 was a reduction in income of $3.1 million which represented the minority interests partners’ 52.1% ownership share of HEP’s income during the second quarter. Equity in earnings of joint ventures in the second quarter of 2004 included income of $0.7 million from our interest in the NK Asphalt joint venture. Minority interests in income of partnerships in the second quarter of 2004 was a reduction in income of $0.3 million. This represented the minority interest partner’s 30% ownership share of the Rio Grande joint venture’s income.
Interest Income
Interest income for the second quarter of 2005 was $2.1 million compared to $2.3 million for the second quarter of 2004. Interest income in 2005 is due to interest earned on our investable funds resulting from the receipt of proceeds from the initial public offering of HEP and internally generated cash flows. The interest income in 2004 mainly resulted from the $2.2 million accrued interest on the $25.0 million principal received from Longhorn Partners Pipeline, L.P. (“Longhorn Partners”) on July 1, 2004.
Interest Expense
Interest expense was $2.7 million for the second quarter of 2005 as compared to $0.8 million for the second quarter of 2004. The increase for the current year’s second quarter as compared to the same period in 2005 was principally due to higher interest costs associated with the senior notes of HEP.
Income Taxes
Income taxes decreased 1.9% from $32.1 million for the second quarter of 2004 to $31.4 million for the second quarter of 2005 due to a slightly lower effective tax rate in the current year. The effective tax rate for the second quarter of 2005 was 37.7%, as compared to 38.6% for the second quarter of 2004.
Results of Operations — Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Summary
Net income for the six months ended June 30, 2005 was $65.1 million ($2.01 per diluted share) compared to net income of $65.0 million ($2.01 diluted share) for the six months ended June 30, 2004. Earnings for the first six of 2005 as compared to the first six months of 2004 were slightly up $0.1 million as an increase in refinery production was offset by higher related operating expenses and by the attribution in 2005 of approximately half of the income from our refined product pipelines and terminals to owners (other than us) of interests in HEP. Overall refinery production levels increased 5% with the six months of 2005 total production at 114,590 BPD, due to increased production at all facilities. Company-wide refinery margins were $10.70 per barrel for the six months ended June 30, 2005 compared to reported margins of $11.08 per barrel for the six months ended June 30, 2004; however, refinery margins for the six months of 2005 were reduced by pipeline and terminalling fees to HEP for transportation services that were not charged against margins for the six months of 2004. Excluding pipeline and terminalling fees to HEP for the six months of 2005, company-wide refinery margins were $11.64 and $11.08 for the six months of 2005 and 2004, respectively.
Sales and Other Revenues

HOLLY CORPORATION
Sales and other revenues increased 37.9% from $1,031.8 million for the six months ended June 30, 2004 to $1,423.0 million for the six months ended June 30, 2005 due principally to higher refined product sales prices, and to a lesser degree, increased volumes sold from our Navajo and Woods Cross refineries. The average sales price we received per produced barrel sold increased 26% from $48.42 for the first six months of 2004 to $60.87 for the first six months of 2005. The total volume of refined products we sold increased 8% in the first six months of 2005 as compared to the first six months of 2004. Additionally impacting sales were increases in the current year due to the inclusion of the NK Asphalt Partners joint venture in the 2005 consolidated financial statements, following our February 2005 purchase of the other partner’s interest, and the inclusion of revenues from HEP’s assets recently acquired from Alon.
Cost of Products Sold
Cost of products sold increased 45.0% from $800.5 million for the six months ended June 30, 2004 to $1,161.0 million for the six months ended June 30, 2005 due principally to higher costs of crude oil, and to a lesser degree, increased volumes sold from our Navajo and Woods Cross refineries. The average price we paid per barrel of crude oil purchased increased 34% from $37.34 in the first six months of 2004 to $50.17 in the first six months of 2005. Additionally impacting costs of sales were increases in the current year due to the inclusion of the NK Asphalt Partners joint venture in the 2005 consolidated financial statements.
We recognized $2.8 million in income in the first six months of 2004 resulting from the liquidations of certain last-in, first-out (“LIFO”) inventory quantities that were carried at lower costs compared to current costs. There were no adjustments for the first six months of 2005.
Gross Refinery Margins
The gross refining margin per produced barrel decreased 3% from $11.08 for the six months ended June 30, 2004 to $10.70 for the six months ended June 30, 2005. After deducting for pipeline and terminalling fees to HEP for the first six months of 2005, the gross refining margin per produced barrel would be $11.64. Gross refinery margin does not include the effect of depreciation, depletion or amortization. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses increased 20.8% from $78.6 million in the six months ended June 30, 2004 to $95.0 million for the six months ended June 30, 2005 due to the higher production levels, increased utility and catalyst costs, the addition of personnel in 2004, operating costs associated with the assets HEP acquired from Alon, and the inclusion of the NK Asphalt Partners joint venture in the 2005 consolidated financial statements.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 10.4% from $26.1 million in the six months ended June 30, 2004 to $28.8 million in the six months ended June 30, 2005 due primarily to additional employee compensation expense in 2005 from the addition of personnel in 2004, increased equity-based incentive compensation, and incremental expenses related to HEP being a separate public entity, partially offset by reduced legal fees for 2005 as compared to 2004.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization increased 25.6% from $19.9 million for the six months ended June 30, 2004 to $24.9 million for the six months ended June 30, 2005 due to depreciation on the assets HEP acquired from Alon, the inclusion of the NK Asphalt Partners joint venture in the 2005 consolidated statements and increased depreciation and amortization on other capital assets placed in service in 2004 and 2005.
Equity in Earnings of Joint Ventures and Minority Interests
Equity in earnings of joint ventures for the six months ended June 30, 2005 included a loss of $0.7 million from our interest in NK Asphalt joint venture prior to our 100% ownership in February 2005. Minority interests in income of partnerships for the six months ended June 30, 2005 was a reduction in income of $6.7 million which represented the minority interests partners’ 52.1% ownership share of HEP’s income (49% prior to HEP’s asset acquisition from

HOLLY CORPORATION
Alon on February 28, 2005). Equity in earnings of joint ventures for the six months ended June 30, 2004 included income of $0.1 million from our interest in NK Asphalt joint venture. Minority interests in income of partnerships resulted in income of $0.1 million. This represented the minority interest partner’s 30% ownership share of the Rio Grande joint venture loss.
Interest Income
Interest income for the six months ended June 30, 2005 was $3.3 million compared to $2.4 million for the six months ended June 30, 2004. Interest income in 2005 is due to interest earned on our investable funds resulting from the receipt of proceeds from the initial public offering of HEP and internally generated cash flows. The interest income in 2004 mainly resulted from the $2.2 million accrued interest on the $25.0 million principal received from Longhorn Partners on July 1, 2004.
Interest Expense
Interest expense was $4.2 million for the six months ended June 30, 2005 as compared to $1.7 million for the six months ended June 30, 2004. The increase for the first six months of 2005 as compared to the same period in 2004 was principally due to higher interest costs associated with the senior notes of HEP.
Income Taxes
Income taxes decreased 3.2% from $40.9 million for the six months ended June 30, 2004 to $39.6 million for the six months ended June 30, 2005 due to a slightly lower effective tax rate. The effective tax rate for the six months ended June 30, 2005 was 37.8%, as compared to 38.7% for the six months ended June 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. We also invest available cash in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. These securities include investments in variable rate demand notes (“VRDN”) and auction rate securities (“ARS”). Although VRDN and ARS may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. Rates on ARS are reset through a Dutch auction process at intervals between 35 and 90 days, depending on the terms of the security. VRDN and ARS may be liquidated at par on the rate reset date. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive loss. As of June 30, 2005, we had cash and cash equivalents of $111.6 million (including $54.3 million held by HEP), marketable securities with maturities under one year of $97.6 million and marketable securities with maturities greater than one year, but less than two years, of $36.4 million.
Cash and cash equivalents increased by $44.1 million during the six months ended June 30, 2005. The cash flow provided by financing activities of $117.1 million, combined with the cash generated from operating activities of $77.4 million, exceeded the cash used for investing activities of $150.4 million. Working capital increased during the six months ended June 30, 2005 by $72.2 million.
On July 1, 2004, we entered into a new $175 million secured revolving credit facility which replaced our prior revolving credit facility with Canadian Imperial Bank of Commerce. The new credit facility with Bank of America, as administrative agent and a lender, has a term of four years and we may increase it to $225 million subject to certain conditions. The new credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2005, we had letters of credit outstanding under our revolving credit facility of $1.2 million and had no borrowings outstanding. We were in compliance with all covenants at June 30, 2005. Additionally, a new credit facility was entered into for the benefit of HEP, as described

HOLLY CORPORATION
below.
On July 7, 2004, one of our affiliates, Holly Energy Partners — Operating, L.P., a wholly owned subsidiary of HEP, entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and a lender, in conjunction with the initial public offering, with an option to increase the amount to $175 million under certain conditions. HEP amended the credit facility effective February 28, 2005 to allow for the closing of the Alon transaction and the related senior notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the senior notes offering, HEP repaid $30 million of outstanding indebtedness under the credit facility, including $5 million drawn shortly before the closing of the Alon transaction. As of June 30, 2005, HEP had no amounts outstanding under their credit facility. HEP was in compliance with its covenants at June 30, 2005. The credit facility was amended effective July 8, 2005 to allow for the closing of the Holly intermediate pipelines transaction as well as to amend certain of the restrictive covenants.
We believe our current cash, cash equivalents, and marketable securities, along with future internally generated cash flow, and funds available under our credit facilities provide sufficient resources to fund planned capital projects, scheduled repayments of Holly’s senior notes, continued payment of dividends, distributions by HEP to third-party partners of HEP (although dividend and distribution payments must be approved by the appropriate Board of Directors and cannot be guaranteed) and our working capital liquidity needs for the foreseeable future.
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
HEP partially financed the purchase of our intermediate feedstock pipelines on July 8, 2005 through the offering of an additional $35.0 million in principal of their 6.25% Senior Notes due 2015.
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
On July 28, 2005, HEP filed a registration statement to allow the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms after such registration is declared effective. The exchange notes will generally be freely transferable but will be a new issue of securities for which certain of the initial purchasers have indicated they intend to make a market but for which there may not initially be a market.
The $185 million principal amount of Senior Notes is recorded at $183.0 on our accompanying consolidated balance sheet at June 30, 2005. The difference of $2.0 million from the principal balance is due to the accounting for the $3.6 million discount to the initial purchasers and for $1.6 million relating to the interest rate swap contract discussed below.
HEP’s Alon Transaction
On February 28, 2005, HEP closed its acquisition from Alon of four refined products pipelines aggregating approximately 500 miles, an associated tank farm and two refined products terminals with aggregate storage capacity of approximately 347,000 barrels. These pipelines and terminals are located primarily in Texas and transport approximately 70% of the light refined products for Alon’s 65,000 BPSD capacity refinery in Big Spring,

HOLLY CORPORATION
Texas. Following the closing of this transaction, we owned 47.9% of HEP including the 2% general partner interest and other investors in HEP owned 52.1%. HEP is included in our consolidated financial statements because of the control relationship between Holly Corporation and HEP.
The total consideration paid by HEP for these pipeline and terminal assets was $120 million in cash and 937,500 Class B subordinated units which, subject to certain conditions, will convert into an equal number of HEP common units in five years. HEP financed the Alon transaction through a private offering of $150 million principal amount of 6.25% senior notes due 2015. HEP used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction and used the balance to repay $30 million of outstanding indebtedness under its credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. HEP amended its credit agreement prior to the Alon acquisition and note offering to allow for these events as well as to amend certain of the restrictive covenants. In connection with the Alon transaction, HEP entered into a 15-year pipelines and terminals agreement with Alon. Under this agreement, Alon agreed to transport on the pipelines and throughput volumes through the terminals, a volume of refined products that would result in minimum revenues to HEP of $20.2 million per year. The agreed upon tariffs at the minimum volume commitment will increase or decrease each year at a rate equal to the percentage change in the producer price index, but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s recent usage of these pipeline and terminals taking into account a 5,000 BPSD expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted for changes in the producer price index, Alon will receive an annual 50% discount on incremental revenues to HEP. Alon’s obligations under the pipelines and terminals agreement may be reduced or suspended under certain circumstances. HEP granted Alon a second mortgage on the pipelines and terminals to secure certain of Alon’s rights under the pipelines and terminals agreement. Alon will have a right of first refusal to purchase the pipelines and terminals if HEP decides to sell them in the future. Additionally, HEP entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, under which Alon will indemnify HEP subject to a $100,000 deductible and a $20 million maximum liability cap.
The consideration for the Alon pipeline and terminal assets was preliminarily allocated to the individual assets acquired based on their estimated fair values. The final allocation of the consideration is pending an independent appraisal, which is currently expected to be completed by year-end. The aggregate consideration amounted to $146.6 million, which consisted of $24.7 million fair value of HEP’s Class B subordinated units, $120 million in cash and $1.9 million of transaction costs. In accounting for this acquisition, we preliminarily recorded pipeline and terminal assets of $86.9 million and an intangible asset of $59.7 million, representing the value of the 15-year pipelines and terminals agreement for transportation.
Cash Flows — Operating Activities
Net cash flows provided by operating activities amounted to $77.4 million for the six months ended June 30, 2005 compared to $123.8 million for the six months ended June 30, 2004, a decrease of $46.4 million. Net income for the six months ended June 30, 2005 was $65.1 million, an increase of $0.1 million from net income of $65.0 million for the six months ended June 30, 2004. The non-cash items of depreciation and amortization, deferred taxes, minority interests, equity in joint ventures, and equity-based compensation increased by $14.4 million in the first six months of 2005 from the same period in 2004. Working capital items decreased cash flows by $18.4 million during the six months ended June 30, 2005, as compared to increased cash flows of $34.4 million for the six months ended June 30, 2004. A primary cause for the decrease in cash flows from working capital items was due to changes in inventories. For the first six months of 2005, inventories increased by $14.7 million, as compared to a decrease in inventories for the first six months of 2004 of $12.5 million. Additionally, in the first six months of 2005, accounts receivable increased $120.9 million and accounts payable increased $92.1 million, as compared to the first six months of 2004 when accounts receivable increased $73.0 million and accounts payable increased $60.4 million. These increases were principally due to increases in prices for refined products and crude oil .
Cash Flows — Investing Activities and Capital Projects
Net cash flows used for investing activities were $150.4 million for the six months ended June 30, 2005, as

HOLLY CORPORATION
compared to $16.2 million for the six months ended June 30, 2004. an increase of $134.2 million. Cash expenditures for property, plant and equipment for the first six months of 2005 totaled $28.6 million, as compared to $19.1 million for the same period of 2004. On February 28, 2005, HEP closed on its Alon transaction which required $120.0 million in cash plus transaction costs of $1.9 million. In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by the other partner. The total purchase consideration for the 51% interest, including expenses, was $21.9 million, less cash of $3.4 million which was recorded due to the consolidation of NK Asphalt Partners at the time of the 51% acquisition. In the first six months of 2005, we invested $65.1 million in marketable securities and received proceeds of $82.8 million from the sale or maturity of marketable securities. In the first six months of 2004, we received a distribution of $2.9 million from our asphalt joint venture.
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
Our clean fuels / expansion strategy for the Navajo Refinery calls for the expansion / conversion of the distillate hydrotreater to gas oil service, the conversion of the gas oil hydrotreater to ULSD service, the expansion of the continuous catalytic reformer, the conversion of the kerosene hydrotreater to naphtha service, and the installation of an additional sulfur recovery tail gas unit, which will allow us to produce ULSD by June 2006. In addition, we plan to revamp our crude and vacuum units at Artesia and Lovington for improved energy conservation / product cutpoints and install a 10 million standard cubic feet per day hydrogen plant, which will also permit processing of up to 85,000 BPSD of crude. We estimate the total cost to complete the USLD project and expansion of crude oil refining capacity to 85,000 BPSD to range from $54 million to $59 million (excluding approximately $17 million for the cost of the hydrogen plant, which we may lease). In order to avoid additional unit downtime, we plan to phase in the crude expansion starting in the second quarter of 2006 and complete in the fourth quarter of 2007. It is anticipated that these projects will also allow the Navajo Refinery, without significant additional investment, to comply with low sulfur gasoline (“LSG”) specifications required by the end of 2010.
We have purchased and plan to relocate and refurbish an existing 4,500 BPSD ROSE asphalt unit for the Navajo Refinery at a total estimated cost of $16.4 million. This project will upgrade asphalt to higher valued gasoline and diesel and is expected to be operational early in the first quarter of 2006.
Our clean fuels strategy for the Woods Cross Refinery calls for the construction of a diesel hydrotreater unit, at an estimated cost of $33.7 million and execution of a long term hydrogen contract that will allow Holly Refining and Marketing — Woods Cross to produce ULSD by June 2006. This project will also create the infrastructure to allow for another potential project (which at the date of this report has not been included in our capital budget) that would permit us to increase the percentage of sour crude oil runs through the refinery. The Woods Cross Refinery is also required to meet maximum achievable control technology (“MACT”) requirements on its FCC flue gas by January 1, 2010 and we plan to add equipment to the new diesel hydrotreater to desulfurize FCC feed prior to this 2010 date to comply with these requirements as well as the future LSG requirements.

HOLLY CORPORATION
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
Cash Flows — Financing Activities
Net cash flows provided by financing activities were $117.1 million for the six months ended June 30, 2005, as compared to cash flows used for financing activities of $54.8 million for the six months ended June 30, 2004, a change of $171.9 million. In connection with HEP’s Alon asset acquisition on February 28, 2005, HEP received proceeds of $147.4 million from the issuance of senior notes. In connection with HEP’s purchase of our intermediate lines, HEP received proceeds of $34.6 million from additional issuance of their senior notes. Additionally during the six months ending June 30, 2005, we paid $5.1 million in dividends, received $2.6 million for common stock issued upon exercise of stock options, made distributions of $1.6 million to the minority interest partner of Rio Grande, made distributions of $7.9 million to the minority interests holders of HEP, paid down borrowings under HEP’s credit facility netting to $25.0 million and incurred $0.9 million of debt issuance costs related to HEP’s senior debt. Also, during the six months ended June 30, 2005, we repurchased at current market price from certain executives 24,790 shares of our common stock at a cost of approximately $0.8 million; these purchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such payroll taxes by another means. Under our stock repurchase program announced May 19, 2005, we purchased treasury stock of $26.1 million. During the first six months of 2004, we repaid in full our borrowings under our credit facility of $50.0 million, paid $3.8 million in dividends, received $2.6 million for common stock issued upon the exercise of options and made a distribution of $2.3 million to the minority interest partner of Rio Grande.
Contractual Obligations and Commitments
The following table presents ours and HEP’s long-term contractual obligations in total and by period due as of June 30, 2005.

		Payments Due by Period
		Less than			Over
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Long-term debt (stated maturities)	$8,572	$8,572	$—	$—	$—
HEP long-term debt (stated maturities)	$185,000	$—	$—	$—	$185,000
HEP long-term debt (interest)	$115,657	$11,595	$23,125	$23,125	$57,812
Operating leases	$19,473	$7,582	$8,474	$1,934	$1,483
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
In December 2001, we entered into a Consent Agreement (“Consent Agreement”) with the Environmental

HOLLY CORPORATION
Protection Agency (“EPA”), the New Mexico Environment Department, and the Montana Department of Environmental Quality. The Consent Agreement requires us to make investments at our New Mexico and Montana refineries for the installation of certain state of the art pollution control equipment currently expected to total approximately $15.0 million over a period expected to end in 2010, of which approximately $11.0 million has been expended to date.
In connection with the HEP initial public offering, we entered into a 15-year pipelines and terminals agreement with HEP under which we agreed generally to transport or terminal volumes on certain of HEP’s initial facilities that will result in revenue to HEP that will equal or exceed a specified minimum revenue amount annually (which is at $35.4 million in the first year and will adjust upward based on the producer price index) over the term of the agreement. Additionally in connection with HEP’s purchase of our intermediate pipelines in July 2005, we entered into a 15-year pipelines agreement with HEP under which we agreed to transport a minimum annual volume commitment of 72,000 BPD on the pipelines, which will result in approximately $11.8 million per calendar year (which also will adjust upward based on the producer price index).
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
We use the last-in, first-out (“LIFO”) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.
New Accounting Pronouncements
SFAS No. 123 (revised) “Share-Based Payment”
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised), “Share-Based Payment.” This revision prescribes the accounting for a wide-range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed on the income statement. This standard was to become effective for us for the first interim period beginning after June 15, 2005, however in April 2005, the SEC allowed for a delay in the implementation of this standard, with the result that we are now required to adopt this standard for our 2006 year. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are evaluating the method of adoption and the impact, if any, of the new standard on our financial statements.

HOLLY CORPORATION
SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”
In December 2004, the FASB issued FASB 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard will be effective for fiscal years beginning after June 15, 2005. We are studying the provisions of this new standard to determine the impact, if any, on our financial statements.
SFAS No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005.
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
In October 2003, we entered into price swaps to help manage the exposure to price volatility relating to forecasted

HOLLY CORPORATION
purchases of natural gas from December 2003 to March 2004. These transactions were designated as cash flow hedges of forecasted purchases. The contracts to hedge natural gas costs were for 6,000 MMBtu, 500 MMBtu, and 2,000 MMBtu per day for the Navajo Refinery, Montana Refinery, and the Woods Cross Refinery, respectively. The January to March 2004 contracts resulted in net realized gains of $270,000 and were recorded as a reduction to refinery operating expenses. There was no ineffective portion of these hedges, and at June 30, 2004, no price swaps were outstanding.
HEP has entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of its Senior Notes from a fixed rate to variable rates. The interest rate on the $60 million notional amount is equal to three month LIBOR plus an applicable margin of 1.1575%. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes. This interest rate swap has been designated as a fair value hedge as defined by SFAS No. 133. HEP’s interest rate swaps meet the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have accounted for them using the “shortcut” method prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swaps. The fair value of HEP’s interest rate swap agreement of $1.6 million is included in other assets in our accompanying consolidated balance sheet at June 30, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as an offset to long-term debt, less current maturities on our accompanying consolidated balance sheet at June 30, 2005.
At June 30, 2005, HEP had an outstanding principal balance on its unsecured Senior Notes of $185.0 million. By means of its interest rate swap contract, HEP has effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the interest rate applicable to HEP’s fixed rate debt portion of $125.0 million would result in a change of approximately $5.6 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to HEP’s variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At June 30, 2005, we had outstanding unsecured debt of $8.6 million, excluding HEP’s Senior Notes discussed above. We do not have significant exposure to changing interest rates on the $8.6 million unsecured debt because the interest rates are fixed, the average maturity is less than one year and such debt represents less than 2% of our total capitalization. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk on any bank borrowings would be very low. At times, we have used borrowings under our credit facility to finance our working capital needs. There were no borrowings under the credit facilities at June 30, 2005. Before July 2004, we invested any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments was low. Beginning in July 2004, we are also investing certain available cash in portfolios of highly rated marketable debt securities primarily issued by government entities that have an average remaining duration (including any cash equivalents invested) of not greater than one year and hence the interest rate market risk implicit in these investments is also low. A hypothetical 10% change in the market interest rate over the next year would not materially impact our earnings or cash flow since the interest rates on our long-term debt are fixed and any borrowings under the credit facilities and investments are at market rates and such interest has historically not been significant as compared to our total operations. A hypothetical 10% change in the market interest rate over the next year would not materially impact our financial condition since the average maturity of our unsecured long-term debt is less than one year, such debt represents less than 2% of our total capitalization, and any borrowings under our credit facilities and investments are at market rates.
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
Set forth below is our calculation of EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$52,028	$51,007	$65,094	$64,969
Add provision for income tax	31,446	32,065	39,626	40,947
Add interest expense	2,661	751	4,205	1,706
Subtract interest income	(2,084)	(2,313)	(3,252)	(2,390)
Add depreciation, depletion and amortization	13,127	9,931	24,946	19,855

EBITDA	$97,178	$91,441	$130,619	$125,087

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
We calculate refinery gross margin and net operating margin using net sales, cost of products and operating expenses, in each case averaged per produced barrel sold. These two margins do not include the effect of depreciation, depletion and amortization. Each of these component performance measures can be reconciled directly to our Consolidated Statement of Income.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average per produced barrel

Navajo Refinery
Net sales	$65.73	$52.72	$61.50	$48.83
Less cost of products	50.30	37.77	49.47	36.43

Refinery gross margin	$15.43	$14.95	$12.03	$12.40

Woods Cross Refinery
Net sales	$67.35	$53.39	$61.17	$48.88
Less cost of products	57.28	42.61	54.35	41.44

Refinery gross margin	$10.07	$10.78	$6.82	$7.44

Montana Refinery
Net sales	$52.15	$43.29	$52.88	$42.24
Less cost of products	41.04	34.17	42.75	33.72

Refinery gross margin	$11.11	$9.12	$10.13	$8.52

Consolidated
Net sales	$65.06	$52.12	$60.87	$48.42
Less cost of products	51.27	38.56	50.17	37.34

Refinery gross margin	$13.79	$13.56	$10.70	$11.08

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average per produced barrel

Navajo Refinery
Refinery gross margin	$15.43	$14.95	$12.03	$12.40
Less refinery operating expenses	3.84	3.17	3.45	3.12

Net operating margin	$11.59	$11.78	$8.58	$9.28

Woods Cross Refinery
Refinery gross margin	$10.07	$10.78	$6.82	$7.44
Less refinery operating expenses	3.86	3.76	4.08	3.93

Net operating margin	$6.21	$7.02	$2.74	$3.51

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average per produced barrel

Montana Refinery
Refinery gross margin	$11.11	$9.12	$10.13	$8.52
Less refinery operating expenses	5.73	5.06	7.08	6.18

Net operating margin	$5.38	$4.06	$3.05	$2.34

Consolidated
Refinery gross margin	$13.79	$13.56	$10.70	$11.08
Less refinery operating expenses	3.99	3.45	3.83	3.49

Net operating margin	$9.80	$10.11	$6.87	$7.59

Below are reconciliations to our Consolidated Statement of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Navajo Refinery
Average sales price per produced barrel sold	$65.73	$52.72	$61.50	$48.83
Times sales of produced refined products sold (BPD)	77,600	77,340	80,230	77,720
Times number of days in period	91	91	181	182

Refined product sales from produced products sold	$464,159	$371,040	$893,080	$690,702

Woods Cross Refinery
Average sales price per produced barrel sold	$67.35	$53.39	$61.17	$48.88
Times sales of produced refined products sold (BPD)	27,820	24,550	26,450	23,280
Times number of days in period	91	91	181	182

Refined product sales from produced products sold	$170,505	$119,276	$292,848	$207,103

Montana Refinery
Average sales price per produced barrel sold	$52.15	$43.29	$52.88	$42.24
Times sales of produced refined products sold (BPD)	8,990	8,790	7,250	6,920
Times number of days in period	91	91	181	182

Refined product sales from produced products sold	$42,663	$34,627	$69,392	$53,199

Sum of refined products sales from produced products sold from our three refineries (2)	$677,327	$524,943	$1,255,320	$951,004
Add refined product sales from purchased products and rounding (1)	62,122	37,552	124,635	67,353

Total refined products sales	739,449	562,495	1,379,955	1,018,357
Add other refining segment revenue	22,218	5,750	25,989	12,569

Total refining segment revenue	761,667	568,245	1,405,944	1,030,926
Add HEP sales and other revenue	19,521	—	36,034	—
Add corporate and other revenues	252	607	617	1,097
Subtract consolidations and eliminations	(10,144)	(117)	(19,574)	(231)

Sales and other revenues	$771,296	$568,735	$1,423,021	$1,031,792

HOLLY CORPORATION

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments where we choose to redirect produced products to more profitable markets.

(2)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average sales price per produced barrel sold	$65.06	$52.12	$60.87	$48.42
Times sales of produced refined products sold (BPD)	114,410	110,680	113,930	107,920
Times number of days in period	91	91	181	182

Refined product sales from produced products sold	$677,327	$524,943	$1,255,220	$951,004

Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Navajo Refinery
Average cost of products per produced barrel sold	$50.30	$37.77	$49.47	$36.43
Times sales of produced refined products sold (BPD)	77,600	77,340	80,230	77,720
Times number of days in period	91	91	181	182

Cost of products for produced products sold	$355,198	$265,823	$718,385	$515,304

Woods Cross Refinery
Average cost of products per produced barrel sold	$57.28	$42.61	$54.35	$41.44
Times sales of produced refined products sold (BPD)	27,820	24,550	26,450	23,280
Times number of days in period	91	91	181	182

Cost of products for produced products sold	$145,011	$95,193	$260,198	$175,580

Montana Refinery
Average cost of products per produced barrel sold	$41.04	$34.17	$42.75	$33.72
Times sales of produced refined products sold (BPD)	8,990	8,790	7,250	6,920
Times number of days in period	91	91	181	182

Cost of products for produced products sold	$33,574	$27,332	$56,099	$42,468

Sum of cost of products for produced products sold from our three refineries (2)	$533,783	$388,348	$1,034,682	$733,352
Add refined product costs from purchased products sold and rounding (1)	65,041	37,423	128,908	67,428

Total refined costs of products sold	598,824	425,771	1,163,590	800,780
Add other refining segment costs of products sold	16,155	—	17,012	—

Total refining segment cost of products sold	614,979	425,771	1,180,602	800,780
Subtract consolidations and eliminations	(10,144)	(117)	(19,574)	(231)

Costs of products sold (exclusive of depreciation, depletion and amortization)	$604,835	$425,654	$1,161,028	$800,549

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments where we choose to redirect produced products to more profitable markets.

(2)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average cost of products per produced barrel sold	$51.27	$38.56	$50.17	$37.34
Times sales of produced refined products sold (BPD)	114,410	110,680	113,930	107,920
Times number of days in period	91	91	181	182

Cost of products for produced products sold	$533,783	$388,348	$1,034,682	$733,352

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$3.84	$3.17	$3.45	$3.12
Times sales of produced refined products sold (BPD)	77,600	77,340	80,230	77,720
Times number of days in period	91	91	181	182

Refinery operating expenses for produced products sold	$27,117	$22,310	$50,100	$44,133

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$3.86	$3.76	$4.08	$3.93
Times sales of produced refined products sold (BPD)	27,820	24,550	26,450	23,280
Times number of days in period	91	91	181	182

Refinery operating expenses for produced products sold	$9,772	$8,400	$19,533	$16,651

Montana Refinery
Average refinery operating expenses per produced barrel sold	$5.73	$5.06	$7.08	$6.18
Times sales of produced refined products sold (BPD)	8,990	8,790	7,250	6,920
Times number of days in period	91	91	181	182

Refinery operating expenses for produced products sold	$4,688	$4,047	$9,291	$7,783

Sum of refinery operating expenses per produced products sold from our three refineries (1)	$41,577	$34,757	$78,924	$68,567
Add other refining segment operating expenses and rounding	2,322	5,086	4,191	9,907

Total refining segment operating expenses	43,899	39,843	83,115	78,474
Add HEP operating expenses	6,448	—	11,836	—
Add corporate and other costs	—	92	—	133

Operating expenses (exclusive of depreciation, depletion and amortization)	$50,347	$39,935	$94,951	$78,607

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average refinery operating expenses per produced barrel sold	$3.99	$3.45	$3.83	$3.49
Times sales of produced refined products sold (BPD)	114,410	110,680	113,930	107,920
Times number of days in period	91	91	181	182

Refinery operating expenses for produced products sold	$41,577	$34,757	$78,924	$68,567

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Navajo Refinery
Net operating margin per produced barrel	$11.59	$11.78	$8.58	$9.28
Add average refinery operating expenses per produced barrel	3.84	3.17	3.45	3.12

Refinery gross margin per produced barrel	15.43	14.95	12.03	12.40
Add average cost of products per produced barrel sold	50.30	37.77	49.47	36.43

Average net sales per produced barrel sold	$65.73	$52.72	$61.50	$48.83
Times sales of produced refined products sold (BPD)	77,600	77,340	80,230	77,720
Times number of days in period	91	91	181	182

Refined product sales from produced products sold	$464,159	$371,040	$893,080	$690,702

Woods Cross Refinery
Net operating margin per produced barrel	$6.21	$7.02	$2.74	$3.51
Add average refinery operating expenses per produced barrel	3.86	3.76	4.08	3.93

Refinery gross margin per produced barrel	10.07	10.78	6.82	7.44
Add average cost of products per produced barrel sold	57.28	42.61	54.35	41.44

Average net sales per produced barrel sold	$67.35	$53.39	$61.17	$48.88
Times sales of produced refined products sold (BPD)	27,820	24,550	26,450	23,280
Times number of days in period	91	91	181	182

Refined product sales from produced products sold	$170,505	$119,276	$292,848	$207,103

Montana Refinery
Net operating margin per produced barrel	$5.38	$4.06	$3.05	$2.34
Add average refinery operating expenses per produced barrel	5.73	5.06	7.08	6.18

Refinery gross margin per produced barrel	11.11	9.12	10.13	8.52
Add average cost of products per produced barrel sold	41.04	34.17	42.75	33.72

Average net sales per produced barrel sold	$52.15	$43.29	$52.88	$42.24
Times sales of produced refined products sold (BPD)	8,990	8,790	7,250	6,920
Times number of days in period	91	91	181	182

Refined product sales from produced products sold	$42,663	$34,627	$69,392	$53,199

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sum of refined product sales from produced products sold from our three refineries (2)	$677,327	$524,943	$1,255,320	$951,004
Add refined product sales from purchased products and rounding (1)	62,122	37,552	124,635	67,353

Total refining product sales	739,449	562,495	1,379,955	1,018,357
Add other refining segment revenue	22,218	5,750	25,989	12,569

Total refining segment revenue	761,667	568,245	1,405,944	1,030,926
Add HEP sales and other revenue	19,521	—	36,034	—
Add corporate and other revenues	252	607	617	1,097
Subtract consolidations and eliminations	(10,144)	(117)	(19,574)	(231)

Sales and other revenues	$771,296	$568,735	$1,423,021	$1,031,792

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments where we choose to redirect produced products to more profitable markets.

(2)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net operating margin per produced barrel	$9.80	$10.11	$6.87	$7.59
Average refinery operating expenses per produced barrel	3.99	3.45	3.83	3.49

Refinery gross margin per produced barrel	13.79	13.56	10.70	11.08
Add average cost of products per produced barrel sold	51.27	38.56	50.17	37.34

Average net sales per produced barrel sold	$65.06	$52.12	$60.87	$48.42
Times sales of produced refined products sold (BPD)	114,410	110,680	113,930	107,920
Times number of days in period	91	91	181	182

Refined product sales from produced products sold	$677,327	$524,943	$1,255,320	$951,004

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

HOLLY CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Final Order and Judgment (the “Order”) of the Delaware Court of Chancery in a lawsuit between Holly and Frontier Oil Corporation (“Frontier”) was issued in May 2005 and became final in June 2005. The lawsuit related to a 2003 merger agreement between the two companies. The Order, which is based on the court’s April 29, 2005 opinion in the case, provides that Frontier pay to us $1 in nominal damages and approximately $2,500 in actual court costs and filing fees and that we pay nothing to Frontier. Frontier has paid the amounts specified in the Order, neither party has filed an appeal, and the time for filing an appeal has expired. Prior developments in this litigation are described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
We have pending in the United States Court of Federal Claims a lawsuit against the Department of Defense relating to claims totaling approximately $299 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999. In October 2003, the judge before whom the case is pending issued a ruling that denied the Government’s motion for partial summary judgment on all issues raised by the Government and granted our motion for partial summary judgment on most of the issues we raised. The ruling on the motions for summary judgment in our case does not constitute a final ruling on our claims. The trial judge in our case issued an order in March 2004 to stay proceedings in our case while interlocutory appeals to the United States Court of Appeals for the Federal Circuit were pending on rulings by two other United States Court of Federal Claims judges in cases relating to military fuel sales of two other refining companies, Tesoro Corporation (“Tesoro”) and Hermes Consolidated, Inc. (“Hermes”). On April 26, 2005, a three-judge panel of the appeals court ruled against Tesoro and Hermes on a major legal issue, which had been resolved favorably to the companies in the trial judges’ rulings (including the trial judge’s rulings in our case). If the ruling of the appeals court becomes final, it could have a significant adverse effect on our pending case. Tesoro and Hermes have filed a petition for the full appeals court (composed of twelve judges) to hear the cases en banc and reconsider the panel’s ruling. This petition has not yet been acted upon by the appeals court. Our case has been stayed by the trial judge until there is a final disposition of the pending appeal in the Tesoro and Hermes cases.
In July 2004, the United States Court of Appeals for the District of Columbia Circuit issued its opinion on petitions for review of rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against Kinder Morgan’s SFPP, L.P. (“SFPP”). The appeals court ruled in favor of our positions on most of the disputed issues that concern us and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. The court denied rehearing and rehearing en banc in October 2004. In January 2005, SFPP filed a petition for writ of certiorari to the United States Supreme Court seeking a review of certain aspects of the appeals court’s July 2004 decision, and in mid-May 2005 the United States Supreme Court denied this petition. On May 4, 2005, the FERC issued a general policy statement on an issue concerning the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships; this issue was one of the issues in the SFPP case remanded to the FERC by the appeals court, and the position taken in the FERC’s general policy statement is contrary to our position in this case. On June 1, 2005, the FERC issued an order on remand in this case which resolved certain remanded issues and provided for further proceedings with respect to issues concerning the treatment of income taxes. On June 13, 2005, we filed a petition for review to the Court of Appeals for the District of Columbia Circuit with respect to this order and related orders of the FERC. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC that were the subject of proceedings in the appeals court resulted in reparations payments to us in 2003 totaling approximately $15.3 million relating principally to the period from 1993 through July 2000. Because proceedings in the FERC on remand have not been completed and our petition for review to the court of appeals with respect to the FERC’s order on remand is pending, it is not possible to determine whether the amount of reparations actually due to us for the period at issue will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings in this case

HOLLY CORPORATION
are not likely to result in an obligation for us to repay a significant portion of the reparations payments already received and could result in payment of additional reparations to us. The final reparations amount will be determined only after further proceedings in the FERC on issues that have not been finally determined by the FERC, further proceedings in the appeals court with respect to determinations by the FERC, and possibly future petitions by one or more of the parties seeking United States Supreme Court review of issues in the case.
In November 2004, the Montana Department of Environmental Quality (“MDEQ”) notified us that the MDEQ was initiating an enforcement action against our subsidiary Montana Refining Company (“MRC”) and seeking administrative civil penalties totaling $140,000. This enforcement action relates to alleged air quality violations that resulted from a failure in October 2003 of a vapor combustion unit (“VCU”) at MRC’s truck loading rack in Great Falls, Montana and continued operation of the truck loading rack for seven days following the VCU failure while the VCU was being repaired and could not be operated. MRC has tentatively agreed with the MDEQ that MRC will carry out a supplemental environmental project to provide additional environmental benefits in the area where MRC operates and the monetary penalty amount will be reduced to approximately $92,000. Following the October 2003 incident that resulted in this enforcement action, MRC has taken additional steps to avoid future delays in repairs to the VCU and to prevent operation of the truck loading rack without the VCU.
We are a party to various other litigation and proceedings not mentioned in this Form 10-Q which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.

HOLLY CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Common Stock Repurchases Made in the Quarter
On May 19, 2005, we announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. Repurchases will be made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes the repurchases made during the second quarter of 2005.

				Maximum Dollar
			Total Number of	Value of Shares Yet
			Shares Purchased as	to be Purchased as
	Total Number of	Average price Paid	Part of $100 Million	Part of the $100
Period	Shares Purchased	Per Share	Program	Million Program
May 1 - May 31	186,366	$37.64	186,366	$92,985,876
June 1 - June 30	517,133	$42.72	517,133	$70,894,988

Total	703,499	$41.37	703,499	$70,894,988

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on May 9, 2005, all ten of the nominees for directors as listed in the proxy statement were elected.
Election of Directors

	Total Votes	Total Votes
	“For”	“Withheld”
Buford P. Berry	30,071,392	647,977
Matthew P. Clifton	24,819,186	5,900,183
W. John Glancy	24,817,416	5,901,953
William J. Gray	24,686,414	6,032,955
Marcus R. Hickerson	25,089,493	5,629,876
Thomas K. Matthews, II	29,139,279	1,580,090
Robert G. McKenzie	29,036,813	1,682,556
C. Lamar Norsworthy, III	25,145,483	5,573,886
Jack P. Reid	24,868,488	5,850,881
Paul T. Stoffel	28,310,159	2,409,210

HOLLY CORPORATION
Item 6. Exhibits
(a)	Exhibits
2.1	Purchase and Sale Agreement, dated July 6, 2005 by and among Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.P., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 2.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed with the SEC on July 12, 2005).

4.1	Registration Rights Agreement, dated July 8, 2005, among Holly Energy Partners, L.P., Fiduciary/Claymore MLP Opportunity Fund, Perry Partners, L.P., Structured Finance Americas, LLC, Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc. (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed with the SEC on July 12, 2005).

4.2	First Supplemental Indenture, dated March 10, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors identified therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

4.3	Second Supplemental Indenture, dated April 27, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors identified herein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.1*	First Amendment to the Holly Corporation Long-Term Incentive Compensation Plan, as amended and restated (formerly designated the Holly Corporation 2000 Stock Option Plan).

10.2	Pipelines Agreement, dated July 8, 2005, among Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., Holly Corporation, HEP Pipeline, L.L.C., Navajo Refining Company, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed with the SEC on July 12, 2005).

10.3	Waiver and Amendment No. 3, dated June 17, 2005, among Holly Energy Partners, L.P., Union Bank of California, N.A., as administrative agent, and certain other lending institutions identified therein (incorporated by reference to Exhibit 10.3 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.4	Consent and Amendment No. 4, dated July 8, 2005, among Holly Energy Partners, L.P., Union Bank of California, N.A., as administrative agent, and certain other lending institutions identified therein (incorporated by reference to Exhibit 10.3 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed with the SEC on July 12, 2005).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

HOLLY CORPORATION
32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

HOLLY CORPORATION
SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION
(Registrant)

Date: August 8, 2005	/s/ P. Dean Ridenour

P. Dean Ridenour Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell Vice President and Chief Financial Officer (Principal Financial Officer)