Form 10-Q
period 2006-03-31
HOLLY CORP
filed 2006-05-08
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-3876
HOLLY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1056913

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

100 Crescent Court, Suite 1600
Dallas, Texas	75201-6915

(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
28,725,933 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2006.

HOLLY CORPORATION
INDEX

PART I – FINANCIAL INFORMATION
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
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Additional Factors that May Affect Future Results” (including “Risk Management”) in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I and those in Item 1 “Legal Proceedings” in Part II, are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. This summary discussion should be read in conjunction with the discussion of risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,611	$49,064
Marketable securities	96,199	189,978

Accounts receivable: Product and transportation	169,885	145,736
Crude oil resales	202,310	254,734
Related party receivable	1,710	1,434

	373,905	401,904

Inventories: Crude oil and refined products	134,042	91,257
Materials and supplies	12,315	12,082

	146,357	103,339

Prepayments and other	13,626	14,639
Assets of discontinued operations	8,614	30,612

Total current assets	733,312	789,536

Properties, plants and equipment, at cost	564,258	532,641
Less accumulated depreciation, depletion and amortization	(222,523)	(216,502)

	341,735	316,139

Marketable securities (long-term)	10,865	15,800

Other assets: Turnaround costs (long-term)	5,776	7,309
Intangibles and other	17,821	14,116

	23,597	21,425

Total assets	$1,109,509	$1,142,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$485,012	$518,584
Accrued liabilities	33,517	41,235
Income taxes payable	17,412	5,538
Liabilities of discontinued operations	15,869	14,076

Total current liabilities	551,810	579,433

Deferred income taxes	11,507	9,989
Other long-term liabilities	21,224	19,101
Commitments and contingencies	—	—
Distributions in excess of investment in Holly Energy Partners	158,627	157,026

Stockholders’ equity:
Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 50,000,000 shares authorized; 35,684,787 and 35,378,646 shares issued as of March 31, 2006 and December 31, 2005, respectively	357	354
Additional capital	53,550	43,344
Retained earnings	539,738	495,819
Accumulated other comprehensive loss	(4,674)	(4,802)
Common stock held in treasury, at cost – 7,025,069 and 6,002,175 shares as of March 31, 2006 and December 31, 2005, respectively	(222,630)	(157,364)

Total stockholders’ equity	366,341	377,351

Total liabilities and stockholders’ equity	$1,109,509	$1,142,900

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Sales and other revenues	$791,594	$624,719

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	675,485	533,414
Operating expenses (exclusive of depreciation, depletion, and amortization)	52,467	41,476
General and administrative expenses (exclusive of depreciation, depletion, and amortization)	13,516	10,580
Depreciation, depletion and amortization	8,024	11,028
Exploration expenses, including dry holes	127	102

Total operating costs and expenses	749,619	596,600

Income from operations	41,975	28,119

Other income (expense):
Equity in loss of joint ventures	—	(685)
Equity in earnings of Holly Energy Partners	3,212	—
Minority interests in income of partnerships	—	(3,602)
Interest income	1,735	1,168
Interest expense	(275)	(1,544)

	4,672	(4,663)

Income from continuing operations before income taxes	46,647	23,456

Income tax provision:
Current	14,806	8,194
Deferred	681	846

	15,487	9,040

Income from continuing operations	31,160	14,416

Discontinued operations
Income (loss) from discontinued operations	1,387	(782)
Gain on sale of discontinued operations	14,257	—

Income (loss) from discontinued operations, net of taxes	15,644	(782)

Net income	$46,804	$13,634

Basic earnings (loss) per share:
Continuing operations	$1.07	$0.46
Discontinued operations	0.53	(0.03)

Net income	$1.60	$0.43

Diluted earnings (loss) per share:
Continuing operations	$1.04	$0.45
Discontinued operations	0.52	(0.03)

Net income	$1.56	$0.42

Cash dividends declared per common share	$0.10	$0.08

Average number of common shares outstanding:
Basic	29,229	31,514
Diluted	30,014	32,195
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$46,804	$13,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization (includes discontinued operations)	8,574	11,819
Deferred income taxes (includes discontinued operations)	(1,761)	817
Minority interests in income of partnerships	—	3,602
Equity based compensation expense	780	491
Distributions in excess of equity in earnings in HEP and joint ventures	1,601	685
Gain on sale of assets, before income taxes	(22,638)	—
(Increase) decrease in current assets:
Accounts receivable	30,569	(107,724)
Inventories	(53,423)	(31,857)
Income taxes receivable	—	3,080
Prepayments and other	787	752
Increase (decrease) in current liabilities:
Accounts payable	(35,712)	122,560
Accrued liabilities	(2,808)	(9,187)
Income taxes payable	11,962	—
Turnaround expenditures	(4,080)	(707)
Other, net	1,005	(1,158)

Net cash provided by (used for) operating activities	(18,340)	6,807

Cash flows from investing activities:
Additions to properties, plants and equipment	(32,235)	(13,448)
Net cash proceeds from sale of Montana Refinery	48,872	—
Acquisition by HEP of pipeline and terminal assets	—	(121,280)
Purchase of additional interest in joint venture, net of cash	—	(18,506)
Proceeds from sale of partial interest in joint venture	—	832
Purchases of marketable securities	(51,442)	(34,625)
Sales and maturities of marketable securities	154,693	55,274

Net cash provided by (used for) investing activities	119,888	(131,753)

Cash flows from financing activities:
Proceeds from issuance of HEP senior notes, net of underwriter discount	—	147,375
Net decrease in borrowings under revolving credit agreements	—	(25,000)
Debt issuance costs	—	(490)
Issuance of common stock upon exercise of options	1,401	2,323
Purchase of treasury stock	(59,271)	(808)
Cash dividends	(2,957)	(2,520)
Cash distributions to minority interests	—	(4,550)
Excess tax benefit from equity based compensation	4,826	4,595

Net cash provided by (used for) financing activities	(56,001)	120,925

Cash and cash equivalents:
Increase (decrease) for the period	45,547	(4,021)
Beginning of period	49,064	67,460

End of period	$94,611	$63,439

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$176	$432
Income taxes	$9,812	$50
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net income	$46,804	$13,634
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain (loss) on available for sale securities	229	(228)
Reclassification adjustment to net income on sale of equity securities	(20)	—

Total unrealized gain (loss) on available for sale securities	209	(228)
Income tax expense (benefit)	81	(89)

Other comprehensive income (loss)	128	(139)

Total comprehensive income	$46,932	$13,495

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
     As of the close of business on March 31, 2006, we:
•	owned and operated two refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), and a refinery in Woods Cross, Utah;

•	owned approximately 800 miles of crude oil pipelines located principally in West Texas and New Mexico;

•	owned 100% of NK Asphalt Partners which manufactures and markets asphalt products from various terminals in Arizona and New Mexico; and

•	owned a 45.0% interest in Holly Energy Partners, L.P. (“HEP”), which owns logistic assets including approximately 1,600 miles of petroleum product pipelines located in Texas, New Mexico and Oklahoma (including 340 miles of leased pipeline); eleven refined product terminals; two refinery truck rack facilities, a refined products tank farm facility, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”).
On March 31, 2006 we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). Accordingly, the results of operations of the Montana Refinery and a gain of $14.3 million on the sale are shown in discontinued operations (see Note 2).
On July 8, 2005, we closed on a transaction for HEP to acquire our two 65-mile parallel intermediate feedstock pipelines which connect our Lovington and Artesia, New Mexico facilities. Under the provision of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised) (“FIN 46”) “Consolidation of Variable Interest Entities,” we have deconsolidated HEP effective July 1, 2005. The deconsolidation is being presented from July 1, 2005 forward (see Note 3).
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2006, the consolidated results of operations and comprehensive income for the three months ended March 31, 2006 and 2005 and consolidated cash flows for the three months ended March 31, 2006 and 2005 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.
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
Our results of operations for the first three months of 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which we determined to be immaterial, have been made to prior reported amounts to conform to current classifications. Due to the sale of the Montana Refinery, we have reclassified certain amounts previously reported and now report as discontinued operations. Also, as previously reported, we adopted

HOLLY CORPORATION
Statement of Financial Accounting Standards (“SFAS”) 123 (revised) on July 1, 2005 (see Note 5) based on modified retrospective application with early application under SFAS 123 (revised) to earlier quarters in 2005, resulting in a previously reported restatement to the financial statements for the three month ended March 31, 2005.
Our operations are currently organized into one business division, Refining. The Refining business division includes the Navajo Refinery, Woods Cross Refinery and NK Asphalt Partners. We previously included the Montana Refinery in the Refining division, and the results from the Montana Refinery are now reported in discontinued operations. Prior to our deconsolidation of HEP on July 1, 2005 our operations were organized into two business divisions, which were Refining and HEP. Our operations that are not included in either the Refining or HEP (prior to its deconsolidation) business divisions include the operations of Holly Corporation, the parent company, a small-scale oil and gas exploration and production program, and prior to the deconsolidation of HEP, the elimination of the revenue and costs associated with HEP’s pipeline transportation services for us as well as the recognition of the minority interests’ income of HEP.
New Accounting Pronouncements
SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard is effective for fiscal years beginning after June 15, 2005. We have adopted the standard effective January 31, 2006. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
The Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” and the FASB ratified it in September 2005. This standard addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this standard is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. We are still evaluating the impact of the standard’s consensus on our results of operations and expect increases in revenues and cost of sales as a result of no longer accounting for certain crude oil transactions on a net basis.
NOTE 2: Discontinued Operations
On March 31, 2006 we sold the Montana Refinery to Connacher. The net cash proceeds we received on the sale of the Montana Refinery amounted to $48.9 million, net of transaction fees and expenses. Additionally we received 1,000,000 shares of Connacher common stock valued at approximately $4.3 million. In accounting for the sale, we recorded a pre-tax gain of $22.6 million. The Montana Refinery assets disposed of had a net book value at March 31, 2006 of $13.7 million for property, plant and equipment, $15.8 million for inventories and $1.7 million for other assets, with current liabilities assumed amounting to $0.6 million.
We retained certain quantities of finished product inventories that were not included in the sale to Connacher. At March 31, 2006, these inventories were valued at approximately $10 million and the amount recorded on our consolidated balance sheet associated with these inventories was approximately $2.6 million. We plan on liquidating these inventories in the quarter ending June 30, 2006, which should result in additional income from discontinued operations. Additionally, we have certain other delivery commitments in Montana that may result in additional purchases and sales of finished products in the second quarter of 2006.

HOLLY CORPORATION
The following tables provide summarized income statement information related to discontinued operations:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Sales and other revenues from discontinued operations	$33,183	$27,006

Income (loss) from discontinued operations before income tax expense	$2,202	$(1,280)
Income tax (expense) benefit	(815)	498

Income (loss) from discontinued operations, net	1,387	(782)

Gain on sale of discontinued operations before income taxes	22,638	—
Income tax expense	(8,381)	—

Gain on sale of discontinued operations, net	14,257	—

Income (loss) from discontinued operations, net	$15,644	$(782)

NOTE 3: Investment in Holly Energy Partners
HEP is a publicly held master limited partnership that commenced operations July 13, 2004 upon the completion of its initial public offering. We currently have a 45.0% ownership interest in HEP, including our 2% general partner interest.
HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on their refined product pipelines or throughput in their terminals a volume of refined products that will result in a minimum level of revenue to HEP of $36.7 million. Under the HEP IPA, we agreed to transport volumes of intermediate products on the intermediate pipelines that will result in a minimum level of revenues to HEP of approximately $11.8 million annually. Minimum revenues for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15 million relates solely to the intermediate pipelines.
On February 28, 2005, HEP closed its acquisition from Alon of four refined products pipelines, an associated tank farm and two refined products terminals. These pipelines and terminals are located primarily in Texas and transport approximately 70% of the light refined products for Alon’s refinery in Big Spring, Texas. The total consideration paid by HEP for these pipeline and terminal assets was $120 million in cash and 937,500 Class B subordinated units which, subject to certain conditions, will convert into an equal number of HEP common units five years after the acquisition date. Following the closing of this transaction, we owned 47.9% of HEP including the 2% general partner interest. HEP financed the Alon transaction through a private offering of $150 million principal amount of 6.25% senior notes due 2015 (“HEP Senior Notes”). HEP used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under HEP’s credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. The consideration paid for the Alon pipeline and terminal assets was allocated to the individual assets acquired based on their estimated fair values. The aggregate consideration amounted to $146.6 million, which consisted of $24.7 million fair value of HEP’s Class B subordinated units, $120 million in cash and $1.9 million of transaction costs. In accounting for this acquisition, we recorded pipeline and terminal assets of $86.9 million and an intangible asset of $59.7 million, representing the value of the 15-year pipelines and terminals agreement.
On July 8, 2005, we closed on the transaction in which HEP acquired our two parallel intermediate feedstock

HOLLY CORPORATION
pipelines which connect our Lovington and Artesia, New Mexico facilities (our revenue commitments on the intermediate pipelines are discussed above under the HEP IPA). The total consideration was $81.5 million, which consisted of approximately $77.7 million in cash, 70,000 common units of HEP and a capital account credit to maintain our existing general partner interest in HEP. HEP financed the approximately $77.7 million cash portion of the consideration for the intermediate pipelines with the proceeds raised from the private sale, which closed simultaneously with the acquisition, of 1.1 million of its common units for $45.1 million to a limited number of institutional investors and the offering, completed in June 2005, of an additional $35.0 million in principal amount of HEP Senior Notes. As a result of this transaction, our ownership interest in HEP was reduced to the current 45%, including the 2% general partner interest.
HEP is a variable interest entity (“VIE”) as defined under FIN 46, and following HEP’s acquisition of the intermediate feedstock pipelines, we have determined that our beneficial variable interest in HEP was less than 50%; and therefore as required by FIN 46, we deconsolidated HEP effective as of July 1, 2005. The deconsolidation was presented from July 1, 2005 forward, and our share of the earnings of HEP, including any incentive distributions paid through our general partner interest, is now reported using the equity method of accounting. HEP has risk associated with its operations. HEP has three major customers, of which we are one. If any of the customers fails to meet the desired shipping levels or terminates its contracts, HEP could suffer substantial losses unless a new customer is found. If HEP does suffer losses, we would recognize our percentage of those losses based on our ownership percentage in HEP at that time.
We hold 7,000,000 subordinated units of HEP at March 31, 2006. Our rights as holder of subordinated units to receive distributions of cash from HEP are subordinated to the rights of the common unitholders to receive such distributions.
The $185 million HEP Senior Notes are not recorded on our accompanying consolidated balance sheet due to the deconsolidation of HEP effective July 1, 2005. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of $35 million of the principal amount of the HEP Senior Notes.
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
In addition to the intermediate feedstock pipelines acquired by HEP in July 2005, we contributed all of the initial assets of HEP. As these transactions were among entities under common control, the assets were recorded at historical cost by HEP and we did not recognize a gain on the initial contribution or the intermediate pipelines transaction. The intermediate pipelines transaction resulted in a payment to us from HEP of $71.9 million in excess of our historical basis. Since the historical basis was less than the cash received on the transactions, our investment in HEP is a negative investment. The investment balance was eliminated in consolidation until the deconsolidation of HEP on July 1, 2005.
The following table sets forth the changes during the three months ended March 31, 2006 in our investment account balance with HEP:

Investment in HEP balance at December 31, 2005	$(157,026)
Equity in the earnings of HEP	3,212
Regular quarterly distributions from HEP	(4,813)

Investment in HEP balance at March 31, 2006	$(158,627)

HOLLY CORPORATION
The following tables provide summary financial results for HEP.

	March 31,	December 31,
	2006	2005
	(In thousands)
Current assets	$25,684	$28,705
Properties and equipment, net	160,417	162,298
Transportation agreements and other	62,622	63,772

Total assets	$248,723	$254,775

Current liabilities	$6,740	$9,251
Long-term liabilities	181,708	181,711
Minority interest	11,398	11,753
Partners’ equity	48,877	52,060

Total liabilities and partners’ equity	$248,723	$254,775

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Revenues	$22,438	$16,513
Operating costs and expenses	12,126	8,728

Operating income	10,312	7,785
Other expenses, net	(3,177)	(1,459)

Net income	$7,135	$6,326

We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs, and administrative costs under the Holly PTA, Holly IPA and an Omnibus Agreement.
•	Pipeline and terminal expenses paid to HEP were $12.5 million and $9.4 million for the three months ended March 31, 2006 and 2005, respectively.

•	We charged HEP $0.5 million for general and administrative services under the Omnibus Agreement in the three months ended March 31, 2006 and 2005, which we recorded as a reduction in expenses.

•	HEP reimbursed us for costs of employees supporting their operations of $1.9 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively, which we recorded as a reduction in expenses.

•	We reimbursed HEP $56,000 and $48,000 for certain costs paid on our behalf in the three months ended March 31, 2006 and 2005, respectively.

•	In the three months ended March 31, 2006 and 2005, we received distributions of $4.8 million and $3.6 million, respectively, as regular distributions on our subordinated units, common units and general partner interest, including $0.2 million of incentive distributions received with respect to our general partner interest in the three months ended March 31, 2006.

•	We had a net payable to HEP of $3.6 million at March 31, 2006 and December 31, 2005.

HOLLY CORPORATION
NOTE 4: Earnings Per Share
Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options and variable performance shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations of income:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share data)
Net income	$46,804	$13,634

Average number of shares of common stock outstanding	29,229	31,514
Effect of dilutive stock options and variable restricted shares	785	681

Average number of shares of common stock outstanding assuming dilution	30,014	32,195

Income per share – basic	$1.60	$0.43

Income per share – diluted	$1.56	$0.42

NOTE 5: Stock-Based Compensation
On March 31, 2006 we had three principal share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $3.7 million and $2.6 million for the three months ended March 31, 2006 and 2005 respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.4 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. It is currently our practice to issue new shares for settlement of option exercises, restricted stock grants or performance share units settled in stock. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods, which results in a higher expense in the earlier periods of the grants. At March 31, 2006, 1,323,924 shares of common stock were reserved for future grants under the current long-term incentive compensation plan, which reservation allows for awards of options, restricted stock, or other performance awards.
Stock Options
Under our Long-Term Incentive Compensation Plan and a previous stock option plan, we have granted stock options to certain officers and other key employees. All the options have been granted at prices equal to the market value of the shares at the time of the grant and normally expire on the tenth anniversary of the grant date. These awards generally vest 20% at the end of each of the five years after the grant date. There have been no options granted since December 2001. The fair value on the date of grant of each option awarded was estimated using the Black-Scholes option pricing model.

HOLLY CORPORATION
A summary of option activity as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

			Weighted-
		Weighted–	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at January 1, 2006	1,239,750	$4.99
Exercised	(228,000)	6.15
Forfeited or expired	—	—

Outstanding at March 31, 2006	1,011,750	$4.73	4.1	$70,200

Exercisable at March 31, 2006	991,750	$4.63	4.0	$68,916

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $12.6 million and $11.2 million, respectively.
A summary of the status of our nonvested options as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Options	Options	Fair Value
Nonvested at January 1, 2006	204,400	$2.03
Vested	(184,400)	1.82
Forfeited	—	—

Nonvested at March 31, 2006	20,000	$3.98

As of March 31, 2006, there was $57,000 of total unrecognized compensation cost related to the stock options granted. That cost is expected to be recognized over a weighted-average period of four months. The total fair value of shares vested during the three months ended March 31, 2006 and 2005, was $0.3 million and $0.3 million, respectively.
Cash received from option exercises under the stock option plans for the three months ended March 31, 2006 and 2005, was $1.4 million and $2.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $4.9 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively.
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

HOLLY CORPORATION
A summary of restricted stock grant activity as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

		Weighted–
		Average
		Grant-Date	Aggregate Intrinsic
Restricted Stock	Grants	Fair Value	Value ($000)
Outstanding at January 1, 2006 (not vested)	272,904	$19.69
Vesting and transfer of ownership to recipients	(74,450)	13.63
Granted	44,464	64.50
Forfeited	(300)	16.47

Outstanding at March 31, 2006 (not vested)	242,618	$29.76	$17,983

The total intrinsic value of restricted stock vested and transferred to recipients during the three months ended March 31, 2006 and 2005 was $5.5 million and $2.5 million, respectively. As of March 31, 2006, there was $5.1 million of total unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the three months ended March 31, 2006 was $1.0 million.
Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, some of which are payable in cash and some are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years.
During the 2006 first quarter, certain grantees agreed to amend their outstanding performance share units to provide for the settlement in the form of our common stock instead of cash. The performance criteria of both the amended performance share units and the original performance share units not amended are based upon our share price and upon our total shareholder return during the requisite period as compared to the total shareholder return of our peer group of refining companies (referred to as “market performance” criteria). In addition, during the 2006 first quarter, we granted new performance share units that will be settled in our common stock based on certain measurements of our financial performance as compared to a select peer group of companies (referred to as “financial performance” criteria).
The fair value of each performance share unit award payable in cash is being revalued quarterly based on our valuation model and the corresponding expense is being amortized over the vesting periods. The fair value of each performance share unit award settled in stock is determined at the grant date (or the amendment date in the case of our amended agreements) and the corresponding expense is being amortized over the vesting periods.
The fair value of each performance share unit award based on financial performance criteria was measured based on the grant date stock price at February 16, 2006 of $59.00 and will apply to the number of shares ultimately issued for each award. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies and can range from zero to 200% of the number of performance share units issued. We currently have estimated the final payout of shares at 150%.
The fair value of each performance share unit award based on market performance criteria is done on an expected-cash-flow approach. The analysis utilizes the current stock price, dividend yield, historical total returns as of the measurement date, expected total returns based on a capital asset pricing model methodology, standard deviation of historical returns and comparison of expected total returns with the peer group. The expected total return and historical standard deviation are applied to a lognormal expected return distribution in a Monte Carlo simulation model to identify the expected range of potential returns and probabilities of expected returns.
For the quarter ended March 31, 2006, this valuation analysis was performed for the performance share units with market based performance on the date of conversion, February 10, 2006, and at the end of the quarter, March 31, 2006.

HOLLY CORPORATION
At February 10, 2006, the price of our stock was $63.92, the latest quarterly dividend was $0.10, and the risk-free rates ranged from 4.68% to 4.70%, depending on the remaining performance period. The inputs affecting the range of expected total returns for us and the peer group are based on a capital asset pricing model utilizing information available at each measurement date. The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

		Standard
Company	Expected Return on Equity	Deviation (Monthly)
Holly	12.25%	10.9% to 12.1%
Peer group	10.0% to 13.5%	7.9% to 16.0%
At March 31, 2006, the price of our stock was $74.12, the latest quarterly dividend was $0.10, and the risk-free rates ranged from 4.78% to 4.84%, depending on the remaining performance period. The inputs affecting the range of expected total returns for us and the peer group are based on a capital asset pricing model utilizing information available at each measurement date. The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

		Standard
Company	Expected Return on Equity	Deviation (Monthly)
Holly	12.25%	13.3% to 16.5%
Peer group	10.25% to 13.75%	9.8% to 18.1%
A summary of performance share units activity as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

			Financial
	Market Performance		Performance
	Payable in	Stock	Stock	Total
	Cash	Settled	Settled	Performance
Performance Share Units	Grants	Grants	Grants	Share Units
Outstanding at January 1, 2006 (nonvested)	178,262	—	—	178,262
Amended to settle in stock	(64,287)	64,287	—	—
Vesting and payment of benefit to recipients	—	—	—	—
Granted	—	—	37,992	37,992
Forfeited	(300)	—	—	(300)

Outstanding at March 31, 2006 (nonvested)	113,675	64,287	37,992	215,954

There was no cash paid during the three months ended March 31, 2006 related to vested performance share units, while $6.3 million was paid during the three months ended March 31, 2005 related to vested performance share units. As of March 31, 2006, the cash liability associated with these awards was $6.7 million and is recorded in accrued liabilities on our consolidated balance sheet. Based on the weighted average fair value at March 31, 2006 of $85.74, there was $9.4 million of total unrecognized compensation cost related to nonvested performance share units. That cost is expected to be recognized over a weighted-average period of 1.6 years.
NOTE 6: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consists of cash, cash equivalents, and investments in debt securities primarily issued by government entities. In addition, as part of the sale of the Montana Refinery, we received 1,000,000 shares of Connacher common stock.
We invest in highly-rated marketable debt securities primarily issued by government entities that have maturities at

HOLLY CORPORATION
the date of purchase of greater than three months. These securities include investments in variable rate demand notes (“VRDN”) and auction rate securities (“ARS”). Although VRDN and ARS may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. Rates on ARS are reset through a Dutch auction process at intervals between 35 and 90 days, depending on the terms of the security. VRDN and ARS may be liquidated at par on the rate reset date. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are temporary and reported as a component of accumulated other comprehensive income.
The following is a summary of our available-for-sale securities at March 31, 2006:

	Available-for-Sale Securities
			Estimated
		Gross	Fair Value
		Unrealized	(Net Carrying
	Amortized Cost	Losses	Amount)
	(Dollars in thousands)
States and political subdivisions	$103,020	$(284)	$102,736
Equity securities	4,328	—	4,328

Total marketable securities	$107,348	$(284)	$107,064

During the three months ended March 31, 2006 and 2005, we recognized $70,000 in losses related to 115 sales and maturities and $0.8 million in gains related to 45 sales and maturities respectively, in which we received $154.7 million and $55.3 million in proceeds respectively. The realized gains and losses represent the difference between the purchase price and market value on the maturity or sales dates.
NOTE 7: Investments in Joint Ventures
Prior to February 2005, NK Asphalt Partners was owned 49% by us and 51% by a subsidiary of Koch Materials Company (“Koch”), and did business under the name “Koch Asphalt Solutions – Southwest.” We accounted for this investment using the equity method. In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by Koch for $16.9 million plus working capital. This purchase increased our ownership in NK Asphalt Partners from 49% to 100% and eliminated any further obligations we had with respect to additional contributions under the joint venture agreement. The partnership manufactures and markets asphalt and asphalt products from various terminals in Arizona and New Mexico and now does business under the name “Holly Asphalt Company.” From the date of acquisition of the additional 51%, we have consolidated the results of NK Asphalt Partners in our consolidated financial statements. All intercompany transactions have been eliminated in consolidation. The purchase price was allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The total purchase consideration for the 51% interest, including expenses, was $21.8 million, less cash of $3.4 million which was recorded due to the consolidation of NK Asphalt Partners at the time of the 51% acquisition. In addition to the cash, at the date of the acquisition, we recorded current assets of $11.7 million, net property, plant and equipment of $20.4 million, intangible assets of $5.2 million, goodwill of $1.0 million, and current liabilities of $8.5 million and eliminated our equity investment. Sales to the joint venture during 2005, prior to the acquisition, were $3.9 million.
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

HOLLY CORPORATION
NOTE 8: Environmental
Consistent with our accounting policy for environmental remediation and cleanup costs, we expensed $2.3 million during the three months ended March 31, 2006 for environmental remediation and cleanup obligations. We did not expense any costs during the three months ended March 31, 2005. The accrued environmental liability reflected in the consolidated balance sheet was $5.4 million and $3.1 million at March 31, 2006 and December 31, 2005, respectively, of which $4.1 million and $2.0 million was classified as other long-term liabilities, respectively. Costs of future expenditures for environmental remediation are not discounted to their present value.
NOTE 9: Debt
Credit Facility
We have a $175 million secured revolving credit facility with Bank of America as administrative agent and lender, with a term of four years and an option to increase the facility to $225 million subject to certain conditions. This credit facility expires in 2008 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at March 31, 2006. At March 31, 2006, we had outstanding letters of credit totaling $2.3 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $172.7 million at March 31, 2006.
Other Debt Information
The carrying amounts of our debt recorded on our consolidated balance sheet are approximately equal to fair value.
NOTE 10: Income taxes
The effective tax rate for continuing operations for the first quarter of 2006 was 33.2%, as compared to 38.5% for the first quarter of 2005. The reduction in the effective tax rate was principally due to income tax credits available to small business refiners incurring costs to produce ultra low sulfur diesel fuel.
NOTE 11: Stockholders’ Equity
Common Stock Repurchases: On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2006, we repurchased under this repurchase initiative 999,700 shares at a cost of approximately $63.9 million (of which $6.0 million of the cash settlement was after March 31, 2006) or an average of $63.90 per share. Since inception of this repurchase initiative through March 31, 2006, we have repurchased 1,493,500 shares at a cost of approximately $93.8 million or an average of $62.83 per share.
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
During the three months ended March 31, 2006, we repurchased at current market price from certain executives 23,194 shares of our common stock at a cost of approximately $1.4 million. During the three months ended March 31, 2005, we repurchased at current market price from certain executives 24,790 shares of our common stock at a

HOLLY CORPORATION
cost of approximately $0.8 million. These repurchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means.
NOTE 12: Other Comprehensive Income
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the three months ended March 31, 2006
Unrealized gain on securities available for sale	$209	$81	$128

Other comprehensive income	$209	$81	$128

For the three months ended March 31, 2005
Unrealized loss on securities available for sale	$(228)	$(89)	$(139)

Other comprehensive loss	$(228)	$(89)	$(139)

The temporary unrealized loss or gain on securities available for sale is due to market changes of securities.
Accumulated other comprehensive loss in the equity section of our consolidated balance sheet includes:

	March 31,	December 31,
	2006	2005
	(In thousands)
Pension obligation adjustment	$(4,501)	$(4,501)
Unrealized loss on securities available for sale	(173)	(301)

Accumulated other comprehensive loss	$(4,674)	$(4,802)

NOTE 13: Retirement Plan
We have a non-contributory defined benefit retirement plan that covers substantially all employees. Our policy is to make contributions annually of not less than the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.
The net periodic pension expense consisted of the following components:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Service cost	$1,048	$947
Interest costs	1,014	1,095
Expected return on assets	(856)	(897)
Amortization of prior service cost	65	65
Amortization of net loss	320	229

Net periodic benefit cost	$1,591	$1,439

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2006 and 2005 net periodic benefit cost. We expect to contribute between zero and $6.0 million to the retirement plan during 2006, and no contributions have been made through March 31, 2006.

HOLLY CORPORATION
NOTE 14: Contingencies
We have pending proceedings in the United States Court of Appeals for the District of Columbia Circuit with respect to rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against Kinder Morgan’s SFPP, L.P. (“SFPP”). These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC relating principally to the period from 1993 through July 2000 resulted in reparations payments from SFPP to us in 2003 totaling approximately $15.3 million. In 2004 the appeals court issued its opinion relating principally to the period from 1993 through July 2000, ruling in favor of our positions on most of the disputed issues that concern us, and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. In May 2005, the FERC issued a general policy statement on an issue concerning the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships. The FERC in a later order applied this general policy statement to SFPP and such application is contrary to our position in this case. We and certain other refining companies have pending before the court of appeals petitions challenging the FERC policy on income taxes, decisions by the FERC in 2005 and early 2006 on certain of the remanded issues, and rulings by the FERC on some issues relating to periods after July 2000. In March 2006, SFPP submitted computations asserted to be based on the most recent determinations of the FERC in the case. In April 2006, we filed a protest and comments concerning a number of elements of these computations. One element of the computations, which is based on the FERC’s disputed 2005 policy on treatment of income taxes, would if ultimately sustained result in a requirement for us to repay to SFPP approximately $3 million of the $15.3 million reparations amount received by us from SFPP in 2003. Because proceedings in the FERC on remand have not been completed and our petitions for review to the court of appeals with respect to the FERC’s orders are pending, it is not possible to determine whether the amount of reparations actually due to us for the period from 1993 through July 2000 will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings are not likely to result in an obligation for us to repay more than the amount now asserted in SFPP’s most recent computations (approximately $3 million) and that the more likely final result would be either a smaller repayment by us than is now asserted by SFPP or a payment to us of additional reparations. The ultimate amount of reparations payable to us will be determined only after further proceedings in the FERC on issues that have not been finally determined by the FERC, further proceedings in the appeals court with respect to determinations by the FERC, and possibly future petitions by one or more of the parties seeking United States Supreme Court review of issues in the case.
In discussions beginning in the last half of 2005, the Environmental Protection Agency (“EPA”) and the State of Utah have asserted that we have liabilities relating to the Federal Clean Air Act (“CAA”) at our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have tentatively agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement similar to the 2001 Consent Agreement we entered into for our Navajo and Montana refineries. The tentative settlement agreement, which has not yet been put into a final written agreement, includes proposed obligations for us to make specified additional capital investments expected to total up to approximately $10 million over several years and to make changes in operating procedures at the refinery. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the tentative settlement.
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.

HOLLY CORPORATION
NOTE 15: Segment Information
Our operations are currently organized into one business division, Refining. The Refining business division includes the Navajo Refinery, Woods Cross Refinery and NK Asphalt Partners. Our operations that are not included in the Refining business division include the operations of Holly Corporation, the parent company, and a small-scale oil and gas exploration and production program. Although we previously included the Montana Refinery in the Refining division, the results from the Montana Refinery are now reported in discontinued operations and are not included in the table below.
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
The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil pipelines that we own and operate in conjunction with our refining operations as part of the supply networks of the refineries. The Refining segment also includes the equity in earnings from our 49% interest in NK Asphalt Partners prior to February 2005. In February 2005, we acquired the remaining 51% interest in the asphalt joint venture from the other partner; subsequent to the purchase, we include the operations of NK Asphalt Partners in our consolidated financial statements. NK Asphalt Partners, dba Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and California. The cost of pipeline transportation and terminal services provided by HEP to us is also included in the Refining segment. The HEP segment involved all of the operations of HEP through June 30, 2005 (prior to the deconsolidation), including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain states. The HEP segment also includes a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides petroleum products transportation. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest in Rio Grande. Our operations not included in the reportable segment or segments were included in Corporate and Other, which included costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses as well as a small-scale oil and gas exploration and production program. The consolidations and eliminations column included the elimination of the revenue and costs associated with HEP’s pipeline transportation services for us. These items are no longer included after the deconsolidation of HEP effective July 1, 2005.

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

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP	and Other	Eliminations	Total
	(In thousands)
Three Months Ended March 31, 2006
Sales and other revenues	$791,348	$—	$381	$(135)	$791,594
Depreciation and amortization	$7,702	$—	$322	$—	$8,024
Income (loss) from operations	$55,588	$—	$(13,613)	$—	$41,975
Income (loss) from continuing operations before taxes	$58,757	$—	$(12,110)	$—	$46,647

Three Months Ended March 31, 2005
Sales and other revenues	$617,271	$16,513	$365	$(9,430)	$624,719
Depreciation and amortization	$8,243	$2,363	$422	$—	$11,028
Income (loss) from operations	$30,075	$7,785	$(9,741)	$—	$28,119
Income (loss) from continuing operations before taxes	$29,400	$6,326	$(9,097)	$(3,173)	$23,456

HOLLY CORPORATION
Item 2. | Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this quarterly report of Form 10-Q. In this document, the words “we”, “our” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person.
OVERVIEW
We are principally an independent petroleum refiner operating two refineries in Artesia and Lovington, New Mexico (operated as one refinery) and Woods Cross, Utah. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At March 31, 2006, we also owned a 45% interest in HEP, which owns and operates pipeline and terminalling assets and owns a 70% interest in Rio Grande.
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the southwestern and western United States. Our sales and other revenues for the three months ended March 31, 2006 were $791.6 million and our net income for the three months ended March 31, 2006 was $46.8 million. Our sales and other revenues and net income for the three months ended March 31, 2005 were $624.7 million and $13.6 million, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the three months ended March 31, 2006 were $749.6 million, an increase from $596.6 million for the three months ended March 31, 2005.
On March 31, 2006 we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). The net cash proceeds we received on the sale of the Montana Refinery amounted to $48.9 million, net of transaction fees and expenses. Additionally we received 1,000,000 shares of Connacher common stock valued at approximately $4.3 million. We have presented in discontinued operations the results of operations and a gain of $14.3 million on the sale.
On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2006, we repurchased under this repurchase initiative 999,700 shares at a cost of approximately $63.9 million (of which $6.0 million of the cash settlement was after March 31, 2006) or an average of $63.90 per share. Since inception of this repurchase initiative through March 31, 2006, we have repurchased 1,493,500 shares at a cost of approximately $93.8 million or an average of $62.83 per share.

HOLLY CORPORATION
RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	March 31,		Change from 2005
	2006	2005 (1)	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$791,594	$624,719	$166,875	26.7%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	675,485	533,414	142,071	26.6
Operating expenses (exclusive of depreciation, depletion, and amortization)	52,467	41,476	10,991	26.5
General and administrative expenses (exclusive of depreciation, depletion and amortization)	13,516	10,580	2,936	27.8
Depreciation, depletion and amortization	8,024	11,028	(3,004)	(27.2)
Exploration expenses, including dry holes	127	102	25	24.5

Total operating costs and expenses	749,619	596,600	153,019	25.6

Income from operations	41,975	28,119	13,856	49.3
Other income (expense):
Equity in loss of joint ventures	—	(685)	685	(100.0)
Equity in earnings of HEP	3,212	—	3,212	—
Minority interests in income of partnerships	—	(3,602)	3,602	(100.0)
Interest income	1,735	1,168	567	48.5
Interest expense	(275)	(1,544)	1,269	(82.2)

	4,672	(4,663)	9,335	(200.2)

Income from continuing operations before income taxes	46,647	23,456	23,191	98.9
Income tax provision	15,487	9,040	6,447	71.3

Income from continuing operations	31,160	14,416	16,744	116.2
Income (loss) from discontinued operations, net of taxes	15,644	(782)	16,426	—

Net income	$46,804	$13,634	$33,170	243.3%

Basic earnings (loss) per share:
Continuing operations	$1.07	$0.46	$0.61	132.6%
Discontinued operations	0.53	(0.03)	0.56	—

Net income	$1.60	$0.43	$1.17	272.1%

Diluted earnings (loss) per share:
Continuing operations	$1.04	$0.45	$0.59	131.1%
Discontinued operations	0.52	(0.03)	0.55	—

Net income	$1.56	$0.42	$1.14	271.4%

Cash dividends declared per common share	$0.10	$0.08	$0.02	25.0%

Average number of common shares outstanding:
Basic	29,229	31,514	(2,285)	(7.3)%
Diluted	30,014	32,195	(2,181)	(6.7)%

(1)	Due to the sale of the Montana Refinery, we have reclassified certain amounts previously reported and now report as discontinued operations. Also, as previously reported, we adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised) on July 1, 2005 (see Note 5) based on modified retrospective application with early application under SFAS 123 (revised) to earlier quarters in 2005, resulting in a previously reported restatement to the financial statements for the three month ended March 31, 2005.

HOLLY CORPORATION
Balance Sheet Data (Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$201,675	$254,842
Working capital	$181,502	$210,103
Total assets	$1,109,509	$1,142,900
Stockholders’ equity	$366,341	$377,351
Other Financial Data (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net cash provided by (used for) operating activities	$(18,340)	$6,807
Net cash provided by (used for) investing activities	$119,888	$(131,753)
Net cash provided by (used for) financing activities	$(56,001)	$120,925
Capital expenditures	$32,235	$13,448
EBITDA from continuing operations (1)	$53,211	$34,860

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA from continuing operations. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

HOLLY CORPORATION
Our sole reportable business segment is Refining after the deconsolidation of HEP effective July 1, 2005. From the closing of the initial public offering of HEP on July 13, 2004 through June 30, 2005, our segments reflected two business divisions, Refining and HEP. The HEP segment did not have any activity subsequent to the deconsolidation effective July 1, 2005.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Sales and other revenues (1)
Refining	$791,348	$617,271
HEP	—	16,513
Corporate and Other	381	365
Consolidations and Eliminations	(135)	(9,430)

Consolidated	$791,594	$624,719

Income (loss) from operations (1)
Refining	$55,588	$30,075
HEP	—	7,785
Corporate and Other	(13,613)	(9,741)

Consolidated	$41,975	$28,119

(1)	The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. Although we previously included the Montana Refinery in the Refining segment, the results from the Montana Refinery are now reported in discontinued operations and are not included in the above tables. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil pipelines that we own and operate in conjunction with our refining operations as part of the supply networks of the refineries. The Refining segment also includes the equity in earnings from our 49% interest in NK Asphalt partners prior to February 2005. In February 2005, we acquired the other 51% interest in the joint venture from our other partner; subsequent to the purchase, we include the operations of NK Asphalt Partners in our consolidated financial statements. NK Asphalt Partners, doing business as Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and California. The cost of pipeline transportation and terminal services provided by HEP is included in the Refining segment. The HEP segment involves all of the operations of HEP, including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain states. The HEP segment also includes a 70% interest in Rio Grande which provides petroleum products transportation. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from its interest in Rio Grande. Our operations not included in the reportable segment or segments are included in Corporate and Other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program. The consolidations and eliminations amount includes the elimination of the revenue associated with pipeline transportation services between us and HEP, prior to July 1, 2005.

HOLLY CORPORATION
Refining Operating Data (Unaudited)
Our refinery operations include the Navajo Refinery and the Woods Cross Refinery. The following tables set forth information, including non-GAAP performance measures about our refinery operations. The cost of products and refinery gross margin do not include the effect of depreciation, depletion and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of the Form 10-Q.

	Three Months Ended
	March 31,
	2006	2005
Navajo Refinery
Crude charge (BPD) (1)	72,520	74,300
Refinery production (BPD) (2)	81,110	84,030
Sales of produced refined products (BPD)	79,760	82,890
Sales of refined products (BPD) (3)	90,780	93,690

Refinery utilization (4)	96.7%	99.1%

Average per produced barrel (5)
Net sales	$75.54	$57.50
Cost of products (6)	62.85	48.68

Refinery gross margin	12.69	8.82
Refinery operating expenses (7)	4.39	3.01

Net operating margin	$8.30	$5.81

Feedstocks:
Sour crude oil	82%	86%
Sweet crude oil	5%	0%
Other feedstocks and blends	13%	14%

Total	100%	100%

Sales of produced refined products:
Gasolines	62%	62%
Diesel fuels	26%	25%
Jet fuels	5%	4%
Asphalt	1%	6%
LPG and other	6%	3%

Total	100%	100%

Woods Cross Refinery
Crude charge (BPD) (1)	22,730	21,730
Refinery production (BPD) (2)	24,010	23,890
Sales of produced refined products (BPD)	23,290	25,060
Sales of refined products (BPD) (3)	24,490	25,830

Refinery utilization (4)	87.4%	83.6%

Average per produced barrel (5)
Net sales	$69.64	$54.23
Cost of products (6)	60.19	51.06

Refinery gross margin	9.45	3.17
Refinery operating expenses (7)	5.73	4.49

Net operating margin	$3.72	$(1.32)

HOLLY CORPORATION

	Three Months Ended
	March 31,
	2006	2005
Woods Cross Refinery
Feedstocks:
Sour crude oil	6%	9%
Sweet crude oil	86%	78%
Other feedstocks and blends	8%	13%

Total	100%	100%

Sales of produced refined products:
Gasolines	61%	61%
Diesel fuels	26%	25%
Jet fuels	3%	2%
Fuel oil	6%	7%
LPG and other	4%	5%

Total	100%	100%

Consolidated(8)
Crude charge (BPD) (1)	95,250	96,030
Refinery production (BPD) (2)	105,120	107,920
Sales of produced refined products (BPD)	103,050	107,950
Sales of refined products (BPD) (3)	115,270	119,520

Refinery utilization (4)	94.3%	95.1%

Average per produced barrel (5)
Net sales	$74.21	$56.74
Cost of products (6)	62.25	49.23

Refinery gross margin	11.96	7.51
Refinery operating expenses (7)	4.70	3.36

Net operating margin	$7.26	$4.15

Feedstocks:
Sour crude oil	64%	69%
Sweet crude oil	24%	18%
Other feedstocks and blends	12%	13%

Total	100%	100%

Sales of produced refined products:
Gasolines	62%	62%
Diesel fuels	26%	25%
Jet fuels	4%	3%
Asphalt	1%	5%
LPG and other	7%	5%

Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.
(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.
(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD).
(5)	Represents average per barrel amounts for produced refined products sold, which are non-GAAP. Reconciliations to amounts reported under GAAP are located under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
(6) Transportation costs billed from HEP are included in cost of products.
(7)	Represents operating expenses of our refinery, exclusive of depreciation, depletion, and amortization, and excludes refining segment expenses of product pipelines and terminals.
(8)	The Montana Refinery was sold on March 31, 2006. Amounts reported are for the Navajo and Woods Cross Refineries.

HOLLY CORPORATION
Results of Operations — Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Summary
Net income for the three months ended March 31, 2006 was $46.8 million ($1.56 per diluted share) compared to net income of $13.6 million ($0.42 per diluted share) for the three months ended March 31, 2005. Earnings for the first quarter of 2006 as compared to the first quarter of 2005 increased by $33.2 million principally due to improved refined product margins experienced in the current year’s first quarter, the start-up of our new ROSE unit (the ROSE unit converts a significant portion of lower value asphalt into high value transportation fuels) and the gain on the sale of the Montana Refinery assets, partially offset by higher refinery operating costs and expenses. Overall refinery production levels from continuing operations showed a small decrease of 3% in the 2006 first quarter as compared to the same period in 2005. During the 2006 first quarter, production was reduced due to a power outage at the Navajo Refinery in February 2006. Refinery gross margins from continuing operations were $11.96 per produced barrel for the first quarter of 2006 compared to margins of $7.51 per produced barrel for the first quarter of 2005.
Sales and Other Revenues
Sales and other revenues increased 27% from $624.7 million for the three months ended March 31, 2005 to $791.6 million for the three months ended March 31, 2006 due principally to higher refined product sales prices, partially offset by a small decrease in volumes sold. The average sales price we received per produced barrel sold increased 31% from $56.74 in the first quarter of 2005 to $74.21 in the first quarter of 2006. The total volume of refined products we sold decreased 4% in the first quarter of 2006 as compared to the first quarter of 2005. Additionally, revenues were reduced due to the exclusion of the operations of HEP in the 2006 first quarter resulting from the deconsolidation of HEP effective July 1, 2005, which reduction was partially offset by revenues from NK Asphalt Partners joint venture (doing business as Holly Asphalt Company) which we realized for only for part of the 2005 first quarter, following our February 2005 acquisition of the other partner’s interest.
Cost of Products Sold
Cost of products sold increased 27% from $533.4 million in the first quarter of 2005 to $675.5 million in the first quarter of 2006 due principally to higher costs of crude oil partially offset by the effect of the small decrease in volumes. The average price we paid per barrel of crude oil and feedstocks purchased and the transportation costs of moving the finished products to the market place increased 26% from $49.23 in the first quarter of 2005 to $62.25 in the first quarter of 2006. Additionally impacting cost of sales were increases in the current year due to the inclusion of NK Asphalt Partners for the full first quarter of 2006.
Gross Refinery Margins
Gross refining margin per produced barrel increased 59% from $7.51 in the first quarter of 2005 to $11.96 in the first quarter of 2006. Gross refinery margin does not include the effects of depreciation, depletion or amortization. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses increased 26% from $41.5 million in the first quarter of 2005 to $52.5 million in the first quarter of 2006 due principally to increased utility costs and environmental remediation expenses, partially offset by the exclusion of HEP’s operating costs in the 2006 first quarter due to the deconsolidation of HEP effective July 1, 2005.
General and Administrative Expenses
General and administrative expenses increased 28% from $10.6 million in the first quarter of 2005 to $13.5 million in the first quarter of 2006 due primarily to increased equity-based incentive compensation.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization decreased 27% from $11.1 million in the first quarter of 2005 to $8.0

HOLLY CORPORATION
million in the first quarter of 2006 due primarily to the exclusion of HEP’s depreciation resulting from the deconsolidation of HEP.
Equity in Earnings of HEP and Minority Interests
As part of the deconsolidation of HEP on July 1, 2005, we show equity in earnings for our ownership percentage of HEP, currently 45%, including any incentive distributions paid through our general partner interest. Our equity in earnings of HEP was $3.2 million for the three months ended March 31, 2006. There was no equity in earnings of HEP for the three months ended March 31, 2005 as HEP was a consolidated subsidiary during that period, with the then minority interest partners’ share of HEP’s earnings reported as minority interest. Minority interests in income of HEP in the first quarter of 2005 reduced income by $3.6 million.
Equity in Earnings of Joint Ventures
There was no equity in earnings of joint ventures in the first quarter of 2006 as all previously owned interests have been consolidated in our financials or have been sold. Equity in earnings of joint ventures in the first quarter of 2005 reduced income by $0.7 million related to our interest in the NK Asphalt joint venture prior to our acquisition of the other partner’s interest.
Interest Income
Interest income for the first quarter of 2006 was $1.7 million compared to $1.2 million for the first quarter of 2005. The increase in interest income was principally due to a higher interest rate environment.
Interest Expense
Interest expense was $.3 million for the first quarter of 2006 as compared to $1.5 million for the first quarter of 2005. The decrease for the current year’s first quarter as compared to the same period in 2005 was principally due to the inclusion of HEP’s interest expense in the 2005 first quarter prior to the deconsolidation of HEP effective July 1, 2005.
Income Taxes
Income taxes increased 71% from $9.0 million for the first quarter of 2005 to $15.5 million for the first quarter of 2006 due to significantly higher pre-tax earnings during the 2006 first quarter as compared to the 2005 first quarter, partially offset due to a lower effective tax rate. The effective tax rate for the first quarter of 2006 was 33.2%, as compared to 38.5% for the first quarter of 2005. The reduction of the effective tax rate was due to income tax credits available to small business refiners. See below under “Planned Capital Expenditures” for a discussion of tax benefits available to refiners.
Discontinued Operations
Income from discontinued operations was $15.6 million for the first quarter of 2006 as compared to a loss of $0.8 million for the first quarter of 2005. Included in the 2006 first quarter was the gain on the sale of the Montana Refinery of $14.2 million, net of $8.4 million in income taxes. Comparing the operations of the Montana Refinery, these operations generated $1.4 million of earnings in the 2006 first quarter and a loss of $0.8 million in the 2005 first quarter.
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

HOLLY CORPORATION
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
As of March 31, 2006, we had cash and cash equivalents of $94.6 million, marketable securities with maturities under one year of $91.9 million, marketable securities with maturities greater than one year, but less than two years, of $10.9 million, and one million shares of Connacher stock valued at $4.3 million.
Cash and cash equivalents increased by $45.5 million during the three months ended March 31, 2006. The cash flow provided by investing activities of $119.9 million, exceeded the cash used for operating activities of $18.3 million and the cash used for financing activities of $56.0 million. Working capital decreased during the three months ended March 31, 2006 by $28.6 million.
We have a $175 million secured revolving credit facility with Bank of America as administrative agent and a lender, with a term of four years through 2008 and an option to increase the facility to $225 million subject to certain conditions. The credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2006, we had letters of credit outstanding under our revolving credit facility of $2.3 million and had no borrowings outstanding. We were in compliance with all covenants at March 31, 2006.
On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2006, we repurchased under this repurchase initiative 999,700 shares at a cost of approximately $63.9 million (of which $6.0 million of the cash settlement was after March 31, 2006) or an average of $63.90 per share. Since inception of this repurchase initiative through March 31, 2006, we have repurchased 1,493,500 shares at a cost of approximately $93.8 million or an average of $62.83 per share.
We believe our current cash, cash equivalents and marketable securities, along with future internally generated cash flow and funds available under our credit facility provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future as well as allow us to continue payment of quarterly dividends and the repurchase of our common stock under our $200 million program. In addition, components of our growth strategy may include selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. Our ability to acquire complementary assets will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control.
Cash Flows — Operating Activities
Net cash flows used for operating activities amounted to $18.3 million for the three months ended March 31, 2006 compared to net cash flows provided by operating activities of $6.8 million for the three months ended March 31, 2005, a change of $25.1 million. Net income for the three months ended March 31, 2006 was $46.8 million, an increase of $33.2 million from net income of $13.6 million for the three months ended March 31, 2005. Additionally, the non-cash items included in net income — depreciation and amortization, deferred taxes, minority interests, equity-based compensation and gain on an asset sale — resulted in a reduction of cash flows of $15.0 million in the 2006 first quarter as compared to an increase in cash flows of $16.7 million for the 2005 first quarter. Distributions in excess of equity in earnings of Holly Energy Partners and joint ventures increased by $0.9 million for the three months ended March 31, 2006 from the three months ended March 31, 2005. Working capital items decreased cash flows by $48.6 million during the three months ended March 31, 2006, as compared to $22.4 million

HOLLY CORPORATION
for the three months ended March 31, 2005. Changes in inventories were a primary cause of the reduced cash flow for the 2006 first quarter as compared to the first quarter of 2005. For the first three months of 2006, inventories increased by $53.4 million, as compared to $31.9 million for the first three months of 2005. Additionally, in the first three months of 2006, there were decreases in both accounts receivable of $30.6 million and accounts payable of $35.7 million, principally due to a decrease in the volumes of crude oil purchased and sold. For the first three months of 2005, there were increases in both accounts receivable of $107.7 million and accounts payable of $122.6 million, principally due to increases in prices for refined products and crude oil.
Cash Flows — Investing Activities and Capital Projects
Net cash flows provided by investing activities were $119.9 million for the three months ended March 31, 2006, as compared to net cash flows used for investing activities of $131.8 million for the three months ended March 31, 2005, a net change of $251.7 million. On March 31, 2006 we sold our Montana Refinery to Connacher. The net cash proceeds we received on the sale of the Montana Refinery amounted to $48.9 million, net of transaction fees and expenses. Cash expenditures for property, plant and equipment for the first three months of 2006 totaled $32.2 million as compared to $13.4 million for the same period of 2005. In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by the other partner. The total purchase consideration for the 51% interest, including expenses, was $21.9 million, less cash of $3.4 million which was recorded due to the consolidation of NK Asphalt Partners at the time of our acquisition of the remaining 51% interest. Also in February 2005, HEP closed on its Alon transaction which required $120.0 million in cash plus transaction costs of $1.3 million through March 31, 2005. We also invested $51.4 million in marketable securities and received proceeds of $154.7 million from the sale or maturity of marketable securities during the three months ended March 31, 2006. For the three months ended March 31, 2005, we invested $34.6 million in marketable securities and received proceeds of $55.3 million from the sale or maturity of marketable securities.
Planned Capital Expenditures
Each year our Board of Directors approves capital projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total new capital budget for 2006 is approximately $62.2 million, not including the capital projects approved in prior years, mainly our ULSD projects at the Navajo and Woods Cross refineries, as described below. The 2006 capital budget is comprised of $46.9 million for refining improvement projects for the Navajo Refinery, $4.7 million for projects at the Woods Cross Refinery, $5.1 million for transportation projects, $0.4 million for marketing related projects, $0.7 million for asphalt plant projects and $4.4 million for information technology and other miscellaneous projects. See below for discussion of significant additional planned capital projects at both the Navajo and Woods Cross facilities, which have not yet been finally approved by our Board of Directors as of the date of this report.
In 2006 we expect to expend approximately $111 million on capital projects, which amount primarily consists of certain current year capital budget items and carryovers of capital projects from previous years, less carryovers to 2007 of certain of the currently approved capital projects, combined with certain preliminary expenditures on the newly planned capital projects. We estimate our total capital expenditures in 2007 and 2008 at approximately $200 million per year.
We are currently carrying out a clean fuels / expansion project at the Navajo Refinery calling for the expansion / conversion of the distillate hydrotreater to gas oil service, the conversion of the gas oil hydrotreater to ULSD service, the expansion of the continuous catalytic reformer, the conversion / expansion of the kerosene hydrotreater to naphtha service, and the installation of additional sulfur recovery capacity, which will enable us to produce ULSD. In addition, we are revamping our crude and vacuum units at Artesia and Lovington for improved energy conservation / product cutpoints and installing a 10 million standard cubic feet per day hydrogen plant, which will enable processing of up to 85,000 BPSD of crude. We estimate the total cost to complete the USLD project and

HOLLY CORPORATION
expansion of crude oil refining capacity to 85,000 BPSD to be approximately $72 million, which was approved in prior years’ capital budgets. In order to avoid additional unit downtime, we plan to phase in the crude expansion starting in the second quarter of 2006 with completion expected in the fourth quarter of 2007. An additional 100 ton per day sulfur recovery unit included in the 2006 capital budget is planned for startup in the fourth quarter of 2007 at a cost of $25.8 million. It is anticipated that these projects will also enable the Navajo Refinery, without significant additional investment, to comply with LSG specifications required by the end of 2010.
We are currently carrying out a clean fuels project at the Woods Cross Refinery calling for the construction of a diesel hydrotreater unit, at an estimated cost of $33.7 million, which was approved in prior years, and execution of a long term hydrogen contract that will enable Holly Refining and Marketing – Woods Cross to produce ULSD. This project will also create the infrastructure required for the additional Woods Cross project discussed below. The Woods Cross Refinery is required to meet MACT requirements on its FCC flue gas by January 1, 2010. We plan to desulfurize FCC feed prior to this 2010 date to comply with these requirements as well as the future LSG requirements.
The above mentioned regulatory compliance items, including the ULSD and LSG requirements, or other presently existing or future environmental regulations, could cause us to make additional capital investments beyond those described above and/or incur additional operating costs to meet applicable requirements.
We have recently announced plans for significant new capital projects at both our Navajo and Woods Cross refineries to provide feedstock flexibility and expansions of refining capacity at both facilities. These additional planned projects are subject to final approval by our Board of Directors. Our strategy for the Navajo Refinery calls for the installation of a new crude unit, gas oil hydrocracker, solvent de-asphalter and hydrogen plant, which would permit processing up to 100,000 BPSD of crude. The Navajo project would enable us to increase our ability to capture light/heavy crude differentials on 20,000 BPSD. We currently estimate the cost of the Navajo project at $240 million with an expected completion date in the second or third quarter of 2008. Our strategy for the Woods Cross Refinery calls for the expansion and revamp of its crude unit for heavier crudes, the installation of a 10,000 BPSD gas oil hydrotreater which is expandable to 15,000 BPSD and can be converted in the future to a hydrocracker, the expansion and revamp of the solvent de-asphalter to 12,000 BPSD, and the addition of extra sulfur recovery capacity, which would enable processing of up to 30,000 BPSD of crude. Additionally, the Woods Cross project would enable us to increase Canadian heavy/sour crude runs to approximately 20,000 BPSD. This would enable us to take advantage of the wide Canadian crude discounts when available, and pre-investment for additional crude flexibility and expansion. We currently estimate the cost of the Woods Cross project at $60 million with an expected completion date in the second or third quarter of 2008. To fully take advantage of the economics on the Woods Cross project, additional crude pipeline capacity is required to move Canadian crude to the Woods Cross Refinery. We are currently working with HEP to explore options available. We are also working with HEP in evaluating a refined products pipeline from Salt Lake City to Las Vegas.
On October 22, 2004, the American Jobs Creation Act of 2004 (“2004 Act”) was signed into law. Among other things, the 2004 Act creates tax incentives for small business refiners incurring costs to produce ULSD. The 2004 Act provides an immediate deduction of 75% of certain costs paid or incurred to comply with the ULSD standards, and a tax credit based on ULSD production of up to 25% of those costs. We estimate the tax savings that we would derive from planned capital expenditures associated with the 2004 Act would result in a reduction in our income tax expense of approximately $10 million in both 2006 and 2007, representing the difference between the value of allowed credits under the 2004 Act as compared to the value of depreciating the investments. On August 8, 2005, the Energy Policy Act of 2005 (“2005 Act”) was signed into law. Among other things, the 2005 Act creates tax incentives for refiners by providing for an immediate deduction of 50% of certain refinery capacity expansion costs when the assets are placed in service.
Cash Flows — Financing Activities
Net cash flows used for financing activities were $56.0 million for the three months ended March 31, 2006, as compared to cash flows provided by financing activities of $120.9 million for the three months ended March 31, 2005, a net change of $176.9 million. Under our stock repurchase program announced November 7, 2005, we

HOLLY CORPORATION
purchased treasury stock of $57.9 million during the three months ended March 31, 2006. Also, during the three months ended March 31, 2006 and 2005, we repurchased at current market price from certain executives common stock at a cost of approximately $1.4 million and $0.8 million, respectively; these purchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means. During the three months ended March 31, 2006, we paid $3.0 million in dividends, received $1.4 million for common stock issued upon exercise of stock options, and recognized $4.8 million in excess tax benefits on our equity based compensation. In connection with HEP’s Alon asset acquisition on February 28, 2005, HEP received proceeds of $147.4 million from the issuance of senior notes and paid down borrowings under its credit facility netting to $25.0 million. Additionally, during the first three months of 2005, we paid $2.5 million in dividends, received $2.3 million for common stock issued upon exercise of stock options, made distributions of $4.6 million to the minority interest partners of HEP and recognized $4.6 million in excess tax benefits on our equity based compensation.
Contractual Obligations and Commitments
During the three months ended March 31, 2006, there were no significant changes to our contractual obligations for our agreements with HEP and operating leases, other than the regular payments made under the existing pipelines and terminals agreements with HEP and operating leases.
HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on HEP’s refined product pipelines or throughput in HEP’s terminals a volume of refined products that will result in a minimum level of revenue to HEP of $36.7 million. Under the HEP IPA, we agreed to transport volumes of intermediate products on the intermediate pipelines that will result in a minimum level of revenues to HEP of approximately $11.8 million annually. Minimum revenues for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15 million relates solely to the intermediate pipelines.
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
In discussions beginning in the last half of 2005, the EPA and the State of Utah have asserted that we have CAA liabilities relating to our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have tentatively agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement similar to the 2001 Consent Agreement we entered into for our Navajo and Montana refineries. The tentative settlement agreement, which has not yet been put into a final written agreement, includes proposed obligations for us to make specified additional capital investments expected to total up to approximately $10 million over several years and to make changes in operating procedures at the refinery. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the tentative settlement. With respect to the 2001 Consent Agreement we entered into for our Navajo and Montana refineries, following the sale of the Montana Refinery in March 2006 our remaining commitment relates to the Navajo Refinery and, with the investments made to date, our outstanding required investments are no longer significant.

HOLLY CORPORATION
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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2006.
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
New Accounting Pronouncements
SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard is effective for fiscal years beginning after June 15, 2005. We have adopted the standard effective beginning January 1, 2006. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
Emerging Issues Task Force consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”
The Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” and the FASB ratified it in September 2005. This standard addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this standard is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. We are still evaluating the impact of the standard’s consensus on our results of operations and expect increases in revenues and cost of sales as a result of no longer accounting for certain crude oil transactions on a net basis.
RISK MANAGEMENT
We use certain strategies to reduce some commodity price and operational risks. We do not attempt to eliminate all market risk exposures when we believe that the exposure relating to such risk would not be significant to our future

HOLLY CORPORATION
earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit. Our profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on our earnings, financial condition and cash flows.
We periodically utilize petroleum commodity futures contracts to reduce our exposure to price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. Additionally, in 2005 we entered into certain transactions relating to forecasted sales of diesel fuel from our refineries, where our principal objective was to take advantage of the recent high margins (or crack spreads, being the difference between the price of diesel fuel and the cost of crude oil) on a portion of our diesel fuel sales. To effect these hedges, we sold heating oil futures (which most closely match diesel fuel pricing) and bought crude oil futures (or entered into commodity swap transactions with terms that mirror the futures market). Our objective has been to either liquidate the positions as the crack spreads return to more normalized levels, or to hold these positions until the forecasted diesel fuel sales are made, effectively locking in the diesel fuel crack spreads (or margins) at the high levels. Our strategy has been to enter into these transactions only when the margins are at historically very high levels, and to have no more than 25% of our diesel fuel production hedged at any given time. During 2005, we entered into hedges totaling 1,505,000 barrels covering forecasted diesel fuel sales from November 2005 to February 2006. The positions were fully liquidated during August to November 2005 resulting in a realized gain of $3.2 million, which was recorded as a decrease in cost of products sold in 2005. We have not had any open positions since November 2005.
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
At March 31, 2006, we had no outstanding debt. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk on any bank borrowings would be very low. At times, we have used borrowings under our credit facility to finance our working capital needs. There were no borrowings under the credit facilities at March 31, 2006. We invest any available cash only in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments was low. We also invest certain available cash in portfolios of highly rated marketable debt securities, primarily issued by government entities, that have an average remaining duration (including any cash equivalents invested) of not greater than one year and hence the interest rate market risk implicit in these investments is also low. A hypothetical 10% change in the market interest rate over the next year would not materially impact our earnings, cash flow or financial condition since any borrowings under the credit facilities and investments are at market rates and such interest has historically not been significant as compared to our total operations.
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
Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation based upon accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA from continuing operations.
Set forth below is our calculation of EBITDA from continuing operations.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Income from continuing operations	$31,160	$14,416
Add provision for income tax	15,487	9,040
Add interest expense	275	1,544
Subtract interest income	(1,735)	(1,168)
Add depreciation and amortization	8,024	11,028

EBITDA from continuing operations	$53,211	$34,860

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

HOLLY CORPORATION
Refinery Gross Margin
Refinery gross margin per barrel is the difference between average net sales price and average cost of products per barrel of produced refined products. Refinery gross margin for each of our refineries and for both of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended
	March 31,
	2006	2005
Average per produced barrel:

Navajo Refinery
Net sales	$75.54	$57.50
Less cost of products	62.85	48.68

Refinery gross margin	$12.69	$8.82

Woods Cross Refinery
Net sales	$69.64	$54.23
Less cost of products	60.19	51.06

Refinery gross margin	$9.45	$3.17

Consolidated
Net sales	$74.21	$56.74
Less cost of products	62.25	49.23

Refinery gross margin	$11.96	$7.51

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended
	March 31,
	2006	2005
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$12.69	$8.82
Less refinery operating expenses	4.39	3.01

Net operating margin	$8.30	$5.81

Woods Cross Refinery
Refinery gross margin	$9.45	$3.17
Less refinery operating expenses	5.73	4.49

Net operating margin	$3.72	$(1.32)

Consolidated
Refinery gross margin	$11.96	$7.51
Less refinery operating expenses	4.70	3.36

Net operating margin	$7.26	$4.15

Below are reconciliations to our Consolidated Statement of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.

HOLLY CORPORATION
Reconciliations of refined product sales from produced products sold to total sales and other revenue

	Three Months Ended
	March 31,
	2006	2005
Navajo Refinery
Average sales price per produced barrel sold	$75.54	$57.50
Times sales of produced refined products sold (BPD)	79,760	82,890
Times number of days in period	90	90

Refined product sales from produced products sold	$542,256	$428,956

Woods Cross Refinery
Average sales price per produced barrel sold	$69.64	$54.23
Times sales of produced refined products sold (BPD)	23,290	25,060
Times number of days in period	90	90

Refined product sales from produced products sold	$145,972	$122,310

Sum of refined products sales from produced products sold from our two refineries (3)	$688,228	$551,266
Add refined product sales from purchased products and rounding (1)	84,542	61,969

Total refined products sales	772,770	613,235
Add other refining segment revenue(2)	18,578	4,036

Total refining segment revenue	791,348	617,271
Add HEP sales and other revenue	—	16,513
Add corporate and other revenues	381	365
Subtract consolidations and eliminations	(135)	(9,430)

Sales and other revenues	$791,594	$624,719

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet deliver commitments.
(2)	Other refining segment revenue includes the revenues associated with NK Asphalt Partners subsequent to their consolidation in February 2005 (see Note 7 to our consolidated financial statements).
(3)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2006	2005
Average sales price per produced barrel sold	$74.21	$56.74
Times sales of produced refined products sold (BPD)	103,050	107,950
Times number of days in period	90	90

Refined product sales from produced products sold	$688,228	$551,266

Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Three Months Ended
	March 31,
	2006	2005
Navajo Refinery
Average cost of products per produced barrel sold	$62.85	$48.68
Times sales of produced refined products sold (BPD)	79,760	82,890
Times number of days in period	90	90

Cost of products for produced products sold	$451,162	$363,158

HOLLY CORPORATION

	Three Months Ended
	March 31,
	2006	2005
Woods Cross Refinery
Average cost of products per produced barrel sold	$60.19	$51.06
Times sales of produced refined products sold (BPD)	23,290	25,060
Times number of days in period	90	90

Cost of products for produced products sold	$126,164	$115,161

Sum of cost of products for produced products sold from our two refineries (3)	$577,326	$478,319
Add refined product costs from purchased products sold and rounding (1)	85,582	63,636

Total refined cost of products sold	662,908	541,955
Add other refining segment costs of products sold(2)	12,712	889

Total refining segment cost of products sold	675,620	542,844
Subtract consolidations and eliminations	(135)	(9,430)

Costs of products sold (exclusive of depreciation, depletion and amortization)	$675,485	$533,414

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.
(2)	Other refining segment costs of products sold includes the cost of products for NK Asphalt Partners subsequent to their consolidation in February 2005 (see Note 7 to our consolidated financial statements).
(3)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2006	2005
Average cost of products per produced barrel sold	$62.25	$49.23
Times sales of produced refined products sold (BPD)	103,050	107,950
Times number of days in period	90	90

Cost of products for produced products sold	$577,326	$478,319

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended
	March 31,
	2006	2005
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.39	$3.01
Times sales of produced refined products sold (BPD)	79,760	82,890
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$31,513	$22,455

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$5.73	$4.49
Times sales of produced refined products sold (BPD)	23,290	25,060
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$12,011	$10,127

Sum of refinery operating expenses per produced products sold from our two refineries (2)	$43,524	$32,582
Add other refining segment operating expenses and rounding (1)	8,909	3,506

Total refining segment operating expenses	52,433	36,088
Add HEP operating expenses	—	5,388
Add corporate and other costs	34	—

Operating expenses (exclusive of depreciation, depletion and amortization)	$52,467	$41,476

HOLLY CORPORATION

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of NK Asphalt Partners subsequent to their consolidation in February 2005 (see Note 7 to our consolidated financial statements.
(2)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2006	2005
Average refinery operating expenses per produced barrel sold	$4.70	$3.36
Times sales of produced refined products sold (BPD)	103,050	107,950
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$43,524	$32,582

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended
	March 31,
	2006	2005
Navajo Refinery
Net operating margin per barrel	$8.30	$5.81
Add average refinery operating expenses per produced barrel	4.39	3.01

Refinery gross margin per barrel	12.69	8.82
Add average cost of products per produced barrel sold	62.85	48.68

Average net sales per produced barrel sold	$75.54	$57.50
Times sales of produced refined products sold (BPD)	79,760	82,890
Times number of days in period	90	90

Refined products sales from produced products sold	$542,256	$428,956

Woods Cross Refinery
Net operating margin per barrel	$3.72	$(1.32)
Add average refinery operating expenses per produced barrel	5.73	4.49

Refinery gross margin per barrel	9.45	3.17
Add average cost of products per produced barrel sold	60.19	51.06

Average net sales per produced barrel sold	$69.64	$54.23
Times sales of produced refined products sold (BPD)	23,290	25,060
Times number of days in period	90	90

Refined products sales from produced products sold	$145,972	$122,310

Sum of refined products sales from produced products sold from our two refineries (3)	$688,228	$551,266
Add refined product sales from purchased products and rounding (1)	84,542	61,969

Total refined products sales	772,770	613,235
Add other refining segment revenue (2)	18,578	4,036

Total refining segment revenue	791,348	617,271
Add HEP sales and other revenue	—	16,513
Add corporate and other revenues	381	365
Subtract consolidations and eliminations	(135)	(9,430)

Sales and other revenues	$791,594	$624,719

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.
(2)	Other refining segment revenue includes the revenues associated with NK Asphalt Partners subsequent to their consolidation in February 2005 (see Note 7 to our consolidated financial statements).
(3)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

HOLLY CORPORATION

	Three Months Ended
	March 31,
	2006	2005
Net operating margin per barrel	$7.26	$4.15
Add average refinery operating expenses per produced barrel	4.70	3.36

Refinery gross margin per barrel	11.96	7.51
Add average cost of products per produced barrel sold	62.25	49.23

Average sales price per produced barrel sold	$74.21	$56.74
Times sales of produced refined products sold (BPD)	103,050	107,950
Times number of days in period	90	90

Refined product sales from produced products sold	$688,228	$551,266

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

HOLLY CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have pending proceedings in the United States Court of Appeals for the District of Columbia Circuit with respect to rulings by the FERC in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC relating principally to the period from 1993 through July 2000 resulted in reparations payments from SFPP to us in 2003 totaling approximately $15.3 million. In 2004 the appeals court issued its opinion relating principally to the period from 1993 through July 2000, ruling in favor of our positions on most of the disputed issues that concern us, and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. In May 2005, the FERC issued a general policy statement on an issue concerning the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships. The FERC in a later order applied this general policy statement to SFPP and such application is contrary to our position in this case. We and certain other refining companies have pending before the court of appeals petitions challenging the FERC policy on income taxes, decisions by the FERC in 2005 and early 2006 on certain of the remanded issues, and rulings by the FERC on some issues relating to periods after July 2000. In March 2006, SFPP submitted computations asserted to be based on the most recent determinations of the FERC in the case. In April 2006, we filed a protest and comments concerning a number of elements of these computations. One element of the computations, which is based on the FERC’s disputed 2005 policy on treatment of income taxes, would if ultimately sustained result in a requirement for us to repay to SFPP approximately $3 million of the $15.3 million reparations amount received by us from SFPP in 2003. Because proceedings in the FERC on remand have not been completed and our petitions for review to the court of appeals with respect to the FERC’s orders are pending, it is not possible to determine whether the amount of reparations actually due to us for the period from 1993 through July 2000 will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings are not likely to result in an obligation for us to repay more than the amount now asserted in SFPP’s most recent computations (approximately $3 million) and that the more likely final result would be either a smaller repayment by us than is now asserted by SFPP or a payment to us of additional reparations. The ultimate amount of reparations payable to us will be determined only after further proceedings in the FERC on issues that have not been finally determined by the FERC, further proceedings in the appeals court with respect to determinations by the FERC, and possibly future petitions by one or more of the parties seeking United States Supreme Court review of issues in the case.
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
In discussions beginning in the last half of 2005, the EPA and the State of Utah have asserted that we have CAA liabilities relating to our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have tentatively agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement similar to the 2001 Consent Agreement we entered into for our Navajo and Montana refineries. The tentative settlement agreement, which has not yet been put into a final written agreement, includes proposed obligations for us to make specified additional capital investments expected to total up to approximately $10 million over several years and to make changes in operating procedures at the refinery. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from

HOLLY CORPORATION
circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the tentative settlement.
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.

HOLLY CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Common Stock Repurchases Made in the Quarter
On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes the repurchases made during the first quarter ended March 31, 2006.

				Maximum Dollar
			Total Number of	Value of Shares Yet
			Shares Purchased as	to be Purchased as
	Total Number of	Average price Paid	Part of $200 Million	Part of the $200
Period	Shares Purchased	Per Share	Program	Million Program
January 2006	—	$—	—	$170,044,083
February 2006	303,413	$59.33	303,413	$152,042,699
March 2006	696,287	$65.89	696,287	$106,164,073

Total for January to March 2006	999,700	$63.90	999,700

The total shares purchased during the first quarter of 2006 reflected herein include 80,550 shares at a total cost of $6.0 million that were not settled until April 2006, and therefore are not included on our cash flow statement for the three months ended March 31, 2006.
Additionally, during the three months ended March 31, 2006, we repurchased at current market price from certain executives 23,194 shares of our common stock at a cost of approximately $1.4 million. These repurchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means.

HOLLY CORPORATION
Item 6. Exhibits
     (a) Exhibits

10.1*	Form of Amendment to Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed February 10, 2006, File 1-3876).

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Constitutes management contracts or compensatory plans or arrangements.

HOLLY CORPORATION
SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION
(Registrant)

Date: May 8, 2006	/s/ P. Dean Ridenour

P. Dean Ridenour
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial Officer
(Principal Financial Officer)