Form 10-Q
period 2006-06-30
HOLLY CORP
filed 2006-08-07
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑                    Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
57,857,327 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2006.

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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,856	$49,064
Marketable securities	110,737	189,978

Accounts receivable: Product and transportation	185,251	145,736
Crude oil resales	276,569	254,734
Related party receivable	1,848	1,434

	463,668	401,904

Inventories: Crude oil and refined products	132,222	91,257
Materials and supplies	13,607	12,082

	145,829	103,339

Prepayments and other	21,243	14,639
Assets of discontinued operations	2,466	30,612

Total current assets	861,799	789,536

Properties, plants and equipment, at cost	590,980	532,641
Less accumulated depreciation, depletion and amortization	(222,536)	(216,502)

	368,444	316,139

Marketable securities (long-term)	4,410	15,800

Other assets: Turnaround costs (long-term)	4,965	7,309
Intangibles and other	17,724	14,116

	22,689	21,425

Total assets	$1,257,342	$1,142,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$556,569	$518,584
Accrued liabilities	45,038	41,235
Income taxes payable	16,263	5,538
Liabilities of discontinued operations	8,503	14,076

Total current liabilities	626,373	579,433

Deferred income taxes	12,646	9,989
Other long-term liabilities	21,867	19,101
Commitments and contingencies	—	—
Distributions in excess of investment in Holly Energy Partners	162,111	157,026

Stockholders’ equity:
Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 100,000,000 and 50,000,000 shares authorized; 71,666,960 and 35,378,646 shares issued as of June 30 2006 and December 31, 2005, respectively	717	354
Additional capital	59,981	43,344
Retained earnings	628,274	495,819
Accumulated other comprehensive loss	(4,930)	(4,802)
Common stock held in treasury, at cost – 14,726,391 and 6,002,175 shares as of June 30, 2006 and December 31, 2005, respectively	(249,697)	(157,364)

Total stockholders’ equity	434,345	377,351

Total liabilities and stockholders’ equity	$1,257,342	$1,142,900

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales and other revenues	$1,120,840	$728,655	$1,912,434	$1,353,374

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	908,009	569,933	1,583,494	1,103,347
Operating expenses (exclusive of depreciation, depletion and amortization)	49,092	48,268	101,559	89,744
General and administrative expenses (exclusive of depreciation, depletion and amortization)	18,731	12,328	32,247	22,908
Depreciation, depletion and amortization	10,683	12,317	18,707	23,345
Exploration expenses, including dry holes	100	139	227	241

Total operating costs and expenses	986,615	642,985	1,736,234	1,239,585

Income from operations	134,225	85,670	176,200	113,789

Other income (expense):
Equity in loss of joint ventures	—	—	—	(685)
Equity in earnings of Holly Energy Partners	1,516	—	4,728	—
Minority interests in income of partnerships	—	(3,119)	—	(6,721)
Interest income	2,408	2,085	4,143	3,253
Interest expense	(272)	(2,661)	(547)	(4,205)

	3,652	(3,695)	8,324	(8,358)

Income from continuing operations before income taxes	137,877	81,975	184,524	105,431

Income tax provision:
Current	49,038	30,831	63,844	39,025
Deferred	1,110	41	1,791	887

	50,148	30,872	65,635	39,912

Income from continuing operations	87,729	51,103	118,889	65,519

Discontinued operations
Income from discontinued operations	5,604	1,321	6,991	539
Gain (loss) on sale of discontinued operations	(232)	—	14,025	—

Income from discontinued operations, net of taxes	5,372	1,321	21,016	539

Net income	$93,101	$52,424	$139,905	$66,058

Basic earnings per share:
Continuing operations	$1.53	$0.81	$2.06	$1.04
Discontinued operations	0.09	0.02	0.36	0.01

Net income	$1.62	$0.83	$2.42	$1.05

Diluted earnings per share:
Continuing operations	$1.51	$0.79	$2.01	$1.01
Discontinued operations	0.09	0.02	0.36	0.01

Net income	$1.60	$0.81	$2.37	$1.02

Cash dividends declared per common share	$0.08	$0.05	$0.13	$0.09

Average number of common shares outstanding:
Basic	57,186	63,274	57,819	63,152
Diluted	58,363	64,718	59,072	64,564
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$139,905	$66,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization (includes discontinued operations)	19,257	24,946
Deferred income taxes (includes discontinued operations)	(651)	829
Minority interests in income of partnerships	—	6,721
Equity based compensation expense	2,442	1,051
Distributions in excess of equity in earnings in HEP and joint ventures	5,085	685
Gain on sale of assets, before income taxes	(22,358)	—
(Increase) decrease in current assets:
Accounts receivable	(55,553)	(120,946)
Inventories	(49,946)	(14,739)
Income taxes receivable	—	11,534
Prepayments and other	(6,201)	(1,611)
Increase (decrease) in current liabilities:
Accounts payable	33,284	92,096
Accrued liabilities	8,360	(4,121)
Income taxes payable	10,879	14,453
Turnaround expenditures	(5,680)	(1,050)
Other, net	972	(3,426)

Net cash provided by operating activities	79,795	72,480

Cash flows from investing activities:
Additions to properties, plants and equipment	(67,494)	(28,645)
Net cash proceeds from sale of Montana Refinery	48,872	—
Acquisition by HEP of pipeline and terminal assets	—	(121,853)
Purchase of additional interest in joint venture, net of cash	—	(18,506)
Proceeds from sale of partial interest in joint venture	—	832
Purchases of marketable securities	(103,283)	(65,078)
Sales and maturities of marketable securities	198,033	82,827

Net cash provided by (used for) investing activities	76,128	(150,423)

Cash flows from financing activities:
Proceeds from issuance of HEP senior notes, net of underwriter discount	—	181,955
Net decrease in borrowings under revolving credit agreements	—	(25,000)
Debt issuance costs	—	(948)
Issuance of common stock upon exercise of options	2,181	2,569
Purchase of treasury stock	(92,333)	(26,911)
Cash dividends	(5,866)	(5,057)
Cash distributions to minority interests	—	(9,486)
Excess tax benefit from equity based compensation	8,887	4,962

Net cash provided by (used for) financing activities	(87,131)	122,084

Cash and cash equivalents:

Increase for the period	68,792	44,141
Beginning of period	49,064	67,460

End of period	$117,856	$111,601

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$349	$1,337
Income taxes	$59,007	$8,391
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$93,101	$52,424	$139,905	$66,058
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain (loss) on available for sale securities	(428)	203	(199)	(25)
Reclassification adjustment to net income on sale of equity securities	10	—	(10)	—

Total unrealized gain (loss) on available for sale securities	(418)	203	(209)	(25)
Income tax expense (benefit)	(162)	79	(81)	(10)

Other comprehensive income (loss)	(256)	124	(128)	(15)

Total comprehensive income	$92,845	$52,548	$139,777	$66,043

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
     As of the close of business on June 30, 2006, we:
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
On March 31, 2006 we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). Accordingly, the results of operations of the Montana Refinery and a gain of $14.0 million on the sale are shown in discontinued operations (see Note 2).
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
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2006, the consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2006 and 2005 and consolidated cash flows for the six months ended June 30, 2006 and 2005 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.
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
Our results of operations for the first six months of 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which we determined to be immaterial, have been made to prior reported amounts to conform to current classifications. Due to the sale of the Montana Refinery, we reclassified certain amounts previously reported and now report such amounts as from discontinued operations. Also, as previously

HOLLY CORPORATION
reported, we adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised) on July 1, 2005 based on modified retrospective application with early application under SFAS 123 (revised) to earlier quarters in 2005, resulting in a previously reported restatement to the financial statements for the three months and six months ended June 30, 2005.
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
New Accounting Pronouncements
SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard is effective for fiscal years beginning after June 15, 2005. We adopted the standard effective January 1, 2006. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
The Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” and the FASB ratified it in September 2005. This standard addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when purchases and sales should be recorded as an exchange measured at the book value of the item sold. The consensus in this standard is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. We adopted this standard effective April 1, 2006 and no longer account for certain crude oil transactions on a net basis.
With respect to supplying crude oil to our refineries, crude oil is often purchased in locations distant from our refineries and exchanged for crude oil that is transportable to our refineries. These buy/sell exchanges are done in contemplation of one another and allow us to receive the optimal crude blend and quantities at our refineries. All of the crude oil buy/sell transactions done in supplying crude oil to our refineries are recorded as exchanges with the net differential reflected in costs of sales. We also purchase crude oil from producers and other petroleum companies in excess of the needs of our refineries for resale to other purchasers or users of crude oil. With respect to these resales that are in the form of buy/sell exchanges with the same counterparty, the net differential of the exchanges is reflected in cost of products sold. Additionally, certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under the new accounting guidance, these direct sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included in cost of products sold. Prior to our adoption of EITF 04-13, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold. During the quarter ended June 30, 2006, these crude oil sales amounted to $131.3 million with a corresponding cost of $131.1 million, resulting in a gain on these transactions of $0.2 million.

HOLLY CORPORATION
NOTE 2: Discontinued Operations
On March 31, 2006 we sold the Montana Refinery to Connacher. The net cash proceeds we received on the sale of the Montana Refinery amounted to $48.9 million, net of transaction fees and expenses. Additionally we received 1,000,000 shares of Connacher common stock valued at approximately $4.3 million at March 31, 2006. In accounting for the sale, we recorded a pre-tax gain of $22.4 million. The Montana Refinery assets disposed of had a net book value at March 31, 2006 of $13.7 million for property, plant and equipment, $15.4 million for inventories and $2.0 million for other assets, with current liabilities assumed amounting to $0.3 million.
We retained certain quantities of finished product inventories that were not included in the sale to Connacher. These inventories were liquidated during the second quarter of 2006.
The following tables provide summarized income statement information related to discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Sales and other revenues from discontinued operations	$20,678	$42,641	$53,861	$69,647

Income from discontinued operations before income taxes	$8,943	$2,146	$11,145	$866
Income tax expense	(3,339)	(825)	(4,154)	(327)

Income from discontinued operations, net	5,604	1,321	6,991	539

Gain (loss) on sale of discontinued operations before income taxes	(280)	—	22,358	—
Income tax (expense) benefit	48	—	(8,333)	—

Gain (loss) on sale of discontinued operations, net	(232)	—	14,025	—

Income from discontinued operations, net	$5,372	$1,321	$21,016	$539

NOTE 3: Investment in Holly Energy Partners
HEP is a publicly held master limited partnership that commenced operations July 13, 2004 upon the completion of its initial public offering. We currently have a 45.0% ownership interest in HEP, including our 2% general partner interest.
HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on their refined product pipelines or throughput in their terminals a volume of refined products that will result in a minimum level of revenue to HEP of $36.7 million annually. Under the HEP IPA, we agreed to transport volumes of intermediate products on the intermediate pipelines that will result in a minimum level of revenues to HEP of approximately $11.8 million annually. Minimum revenues for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15 million relates solely to the intermediate pipelines.
On February 28, 2005, HEP closed its acquisition from Alon of four refined products pipelines, an associated tank farm and two refined products terminals. These pipelines and terminals are located primarily in Texas and transport approximately 70% of the light refined products for Alon’s refinery in Big Spring, Texas. The total consideration paid by HEP for these pipeline and terminal assets was $120 million in cash and 937,500 Class B subordinated units which, subject to certain conditions, will convert into an equal number of HEP common units five years after the acquisition date. Following the closing of this transaction, we owned 47.9% of HEP including the 2% general partner interest. HEP financed the Alon transaction through a private offering of $150 million principal amount of 6.25% senior notes due 2015 (“HEP Senior Notes”). HEP used the proceeds of the offering to fund the $120 million

HOLLY CORPORATION
cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under HEP’s credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. The consideration paid for the Alon pipeline and terminal assets was allocated to the individual assets acquired based on their estimated fair values. The aggregate consideration amounted to $146.6 million, which consisted of $24.7 million fair value of HEP’s Class B subordinated units, $120 million in cash and $1.9 million of transaction costs. In accounting for this acquisition, HEP recorded pipeline and terminal assets of $86.9 million and an intangible asset of $59.7 million, representing the value of the 15-year pipelines and terminals agreement.
On July 8, 2005, we closed on the transaction in which HEP acquired our two parallel intermediate feedstock pipelines which connect our Lovington and Artesia, New Mexico facilities (our revenue commitments on the intermediate pipelines are discussed above under the HEP IPA). The total consideration was $81.5 million, which consisted of approximately $77.7 million in cash, 70,000 common units of HEP and a capital account credit to maintain our existing general partner interest in HEP. HEP financed the approximately $77.7 million cash portion of the consideration for the intermediate pipelines with the proceeds raised from the private sale, which closed simultaneously with the acquisition, of 1.1 million of its common units for $45.1 million to a limited number of institutional investors and the offering, completed in June 2005, of an additional $35 million in principal amount of HEP Senior Notes. As a result of this transaction, our ownership interest in HEP was reduced to the current 45%, including the 2% general partner interest.
HEP is a variable interest entity (“VIE”) as defined under FIN 46, and following HEP’s acquisition of the intermediate feedstock pipelines, we have determined that our beneficial variable interest in HEP was less than 50%; therefore, as required by FIN 46, we deconsolidated HEP effective as of July 1, 2005. The deconsolidation was presented from July 1, 2005 forward, and our share of the earnings of HEP, including any incentive distributions paid through our general partner interest, is now reported using the equity method of accounting. HEP has risk associated with its operations. HEP has three major customers, of which we are one. If any of the customers fails to meet the desired shipping levels or terminates its contracts, HEP could suffer substantial losses unless a new customer is found. If HEP does suffer losses, we would recognize our percentage of those losses based on our ownership percentage in HEP at that time.
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
The HEP Senior Notes are not recorded on our accompanying consolidated balance sheets due to the deconsolidation of HEP effective July 1, 2005. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of $35 million of the principal amount of the HEP Senior Notes.
We hold 7,000,000 subordinated units and 70,000 common units of HEP as of June 30, 2006. Our rights as holder of subordinated units to receive distributions of cash from HEP are subordinated to the rights of the common unitholders to receive such distributions.
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
The following table sets forth the changes in our investment account balance with HEP for the six months ended June 30, 2006:

HOLLY CORPORATION

Investment in HEP balance at December 31, 2005	$(157,026)
Equity in the earnings of HEP	4,728
Regular quarterly distributions from HEP	(9,813)

Investment in HEP balance at June 30, 2006	$(162,111)

The following tables provide summary financial results for HEP.

	June 30,	December 31,
	2006	2005
	(In thousands)
Current assets	$24,715	$28,705
Properties and equipment, net	160,538	162,298
Transportation agreements and other	61,521	63,772

Total assets	$246,774	$254,775

Current liabilities	$13,396	$9,251
Long-term liabilities	181,706	181,711
Minority interest	10,826	11,753
Partners’ equity	40,846	52,060

Total liabilities and partners’ equity	$246,774	$254,775

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Revenues	$18,527	$19,521	$40,965	$36,034
Operating costs and expenses	12,499	11,287	24,625	20,015

Operating income	6,028	8,234	16,340	16,019
Other expenses, net	(3,030)	(2,193)	(6,207)	(3,652)

Net income	$2,998	$6,041	$10,133	$12,367

We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs, and administrative costs under the Holly PTA, Holly IPA and an Omnibus Agreement.
•	Pipeline and terminal expenses paid to HEP were $10.6 million and $9.9 million for the three months ended June 30, 2006 and 2005, respectively, and $23.1 million and $19.4 million for the six months ended June 30, 2006 and 2005, respectively.

•	We charged HEP $0.5 million for the three months ended June 30, 2006 and 2005 and $1.0 million for the six months ended June 30, 2006 and 2005 for general and administrative services under the Omnibus Agreement, which we recorded as a reduction in expenses.

•	HEP reimbursed us for costs of employees supporting their operations of $1.8 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively, and $3.7 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively, which we recorded as a reduction in expenses.

•	We reimbursed HEP $40,000 and $66,000 for certain costs paid on our behalf for the three months ended June 30, 2006 and 2005, respectively, and $96,000 and $114,000 for the six months ended June 30, 2006 and 2005, respectively.

•	We received as regular distributions on our subordinated units, common units and general partner interest, $5.0 million and $4.0 million for the three months ended June 30, 2006 and 2005, respectively, and $9.8 million and $7.7 million for the six months ended June 30, 2006 and 2005, respectively. Our distributions for the three months ended June 30, 2006 and 2005 included $0.3 million and zero, respectively, in incentive distributions with respect to our general partner interest. General partner incentive distributions of

HOLLY CORPORATION
$0.5 million and zero were included in our distributions for the six months ended June 30, 2006 and 2005, respectively.

•	We had a net payable to HEP of $3.3 million and $3.6 million at June 30, 2006 and December 31, 2005, respectively.
NOTE 4: Earnings Per Share
Basic income per share is calculated as net income divided by average number of shares of common stock outstanding. Diluted income per share assumes, when dilutive, issuance of the net incremental shares from stock options and variable performance shares. The average number of shares of common stock and per share amounts have been adjusted to reflect the two-for-one stock split effective June 1, 2006. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income	$93,101	$52,424	$139,905	$66,058

Average number of shares of common stock outstanding	57,186	63,274	57,819	63,152
Effect of dilutive stock options and variable restricted shares	1,177	1,444	1,253	1,412

Average number of shares of common stock outstanding assuming dilution	58,363	64,718	59,072	64,564

Income per share – basic	$1.62	$0.83	$2.42	$1.05

Income per share – diluted	$1.60	$0.81	$2.37	$1.02

NOTE 5: Stock-Based Compensation
On June 30, 2006 we had three principal share-based compensation plans, which are described below. The compensation cost that has been charged against income for these plans was $10.8 million and $5.4 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statements for share-based compensation arrangements was $4.2 million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively. It is currently our practice to issue new shares for settlement of option exercises, restricted stock grants or performance share units settled in stock. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods, which results in a higher expense in the earlier periods of the grants. At June 30, 2006, 2,639,796 shares of common stock were reserved for future grants under the current long-term incentive compensation plan, which reservation allows for awards of options, restricted stock, or other performance awards.
Previously awarded stock options and all other compensation arrangements based on the market value of our common stock have been adjusted to reflect the two-for-one stock split effective June 1, 2006.
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

HOLLY CORPORATION
A summary of option activity as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

			Weighted-
		Weighted–	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at January 1, 2006	2,479,500	$2.50
Exercised	(743,700)	$2.93
Forfeited or expired	—	—

Outstanding at June 30, 2006	1,735,800	$2.31	3.8	$79,653

Exercisable at June 30, 2006	1,695,800	$2.25	3.8	$77,923

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $23.2 million and $13.2 million, respectively.
A summary of the status of our nonvested options as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Options	Options	Fair Value
Nonvested at January 1, 2006	408,800	$1.02
Vested	(368,800)	$0.91
Forfeited	—	—

Nonvested at June 30, 2006	40,000	$1.99

As of June 30, 2006, there was $38,000 of total unrecognized compensation cost related to the stock options granted. That cost is expected to be recognized over a weighted-average period of three months. The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $0.3 million and $0.3 million, respectively.
Cash received from option exercises under the stock option plans for the six months ended June 30, 2006 and 2005, was $2.2 million and $2.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $8.9 million and $5.1 million for the six months ended June 30, 2006 and 2005, respectively.
Restricted Stock
Under our Long-Term Incentive Compensation Plan, we grant certain officers, other key employees and outside directors restricted stock awards with vesting generally over a period of one to five years. Although ownership of the shares does not transfer to the recipients until the shares vest, recipients have dividend rights on these shares from the date of grant. The vesting for certain key executives is contingent upon certain earnings per share targets being realized. The fair value of each share of restricted stock awarded, including the shares issued to the key executives, was measured based on the market price as of the date of grant and is being amortized over the vesting periods, as we assume all restricted shares will fully vest.

HOLLY CORPORATION
A summary of restricted stock grant activity as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

		Weighted–
		Average
		Grant-Date	Aggregate Intrinsic
Restricted Stock	Grants	Fair Value	Value ($000)
Outstanding at January 1, 2006 (not vested)	545,808	$9.85
Vesting and transfer of ownership to recipients	(148,900)	$6.82
Granted	102,998	$32.38
Forfeited	(4,984)	$17.93

Outstanding at June 30, 2006 (not vested)	494,922	$15.55	$23,855

The total intrinsic value of restricted stock vested and transferred to recipients during the six months ended June 30, 2006 and 2005 was $5.5 million and $2.5 million, respectively. As of June 30, 2006, there was $4.7 million of total unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the six months ended June 30, 2006 was $1.0 million.
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
The fair value of each performance share unit award based on financial performance criteria was measured based on the grant date stock price at February 16, 2006 of $29.50 (adjusted for two-for-one stock split) and will apply to the number of shares ultimately issued for each award. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies and can range from zero to 200% of the number of performance share units issued. We currently have estimated the final payout of shares at 150%.
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
For the six months ended June 30, 2006, this valuation analysis was performed for the performance share units with market based performance on the date of conversion, February 10, 2006, and at the end of the six months, June 30, 2006.

HOLLY CORPORATION
At February 10, 2006, the price of our stock was $31.96 (adjusted for two-for-one stock split), the latest quarterly dividend was $0.05 (adjusted for two-for-one stock split), and the risk-free rates ranged from 4.68% to 4.70%, depending on the remaining performance period. The inputs affecting the range of expected total returns for us and the peer group are based on a capital asset pricing model utilizing information available at each measurement date. The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

		Standard
Company	Expected Return on Equity	Deviation (Monthly)
Holly	12.25%	10.9% to 12.1%
Peer group	10.0% to 13.5%	7.9% to 16.0%
At June 30, 2006, the price of our stock was $48.02, the latest quarterly dividend was $0.08, and the risk-free rates ranged from 4.38% to 5.22%, depending on the remaining performance period. The inputs affecting the range of expected total returns for us and the peer group are based on a capital asset pricing model utilizing information available at each measurement date. The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

		Standard
Company	Expected Return on Equity	Deviation (Monthly)
Holly	12.6%	13.4% to 16.3%
Peer group	10.8% to 14.1%	8.1% to 15.3%
A summary of performance share units activity as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

			Financial
	Market Performance		Performance
	Payable in	Stock	Stock	Total
	Cash	Settled	Settled	Performance
Performance Share Units	Grants	Grants	Grants	Share Units
Outstanding at January 1, 2006 (nonvested)	356,524	—	—	356,524
Amended to settle in stock	(128,574)	128,574	—	—
Vesting and payment of benefit to recipients	—	—	—	—
Granted	—	—	75,984	75,984
Forfeited	(4,456)	—	—	(4,456)

Outstanding at June 30, 2006 (nonvested)	223,494	128,574	75,984	428,052

There was no cash paid during the six months ended June 30, 2006 related to vested performance share units, while $6.3 million was paid during the six months ended June 30, 2005 related to vested performance share units. As of June 30, 2006, the cash liability associated with these awards was $12.3 million and is recorded in accrued liabilities on our consolidated balance sheets. Based on the weighted average fair value at June 30, 2006 of $58.01, there was $9.3 million of total unrecognized compensation cost related to nonvested performance share units. That cost is expected to be recognized over a weighted-average period of 1.3 years.
NOTE 6: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consists of cash, cash equivalents, and investments in debt securities primarily issued by government entities. In addition, as part of the sale of the Montana Refinery, we received 1,000,000 shares of Connacher common stock.

HOLLY CORPORATION
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
The following is a summary of our available-for-sale securities at June 30, 2006:

	Available-for-Sale Securities
			Estimated
		Gross	Fair Value
		Unrealized	(Net Carrying
	Amortized Cost	Losses	Amount)
	(In thousands)
States and political subdivisions	$111,521	$(234)	$111,287
Equity securities	4,328	(468)	3,860

Total marketable securities	$115,849	$(702)	$115,147

During the six months ended June 30, 2006 and 2005, we recognized $10,000 in gains related to 152 sales and maturities and $2.2 million in gains related to 57 sales and maturities respectively, in which we received $198.0 million and $82.8 million in proceeds, respectively. The realized gains and losses represent the difference between the purchase price and market value on the maturity or sales dates.
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

HOLLY CORPORATION
NOTE 8: Environmental
Consistent with our accounting policy for environmental remediation and cleanup costs, we expensed $3.1 million during the six months ended June 30, 2006 and $0.4 million during the six months ended June 30, 2005 for environmental remediation and cleanup obligations. The accrued environmental liability reflected in the consolidated balance sheets was $6.0 million and $3.1 million at June 30, 2006 and December 31, 2005, respectively, of which $4.8 million and $2.0 million was classified as other long-term liabilities, respectively. Costs of future expenditures for environmental remediation are not discounted to their present value.
NOTE 9: Debt
Credit Facility
We have a $175 million secured revolving credit facility with Bank of America as administrative agent and lender, with a term of four years and an option to increase the facility to $225 million subject to certain conditions. This credit facility expires in 2008 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at June 30, 2006. At June 30, 2006, we had outstanding letters of credit totaling $2.3 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $172.7 million at June 30, 2006.
NOTE 10: Income taxes
The effective tax rate for continuing operations for the first six months of 2006 was 35.6%, as compared to 37.8% for the first six months of 2005. The reduction in the effective tax rate was principally due to income tax credits available to small business refiners incurring costs to produce ultra low sulfur diesel fuel.
NOTE 11: Stockholders’ Equity
Two-For-One Stock Split: On May 11, 2006, we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The stock dividend was paid on June 1, 2006 to all holders of record of common stock at the close of business on May 22, 2006. All references to the number of shares of common stock (other than authorized shares and other than issued shares and treasury shares at December 31, 2005 shown on our Consolidated Balance Sheets) and per share amounts have been adjusted to reflect the split on a retrospective basis.
Common Stock Repurchases: On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the six months ended June 30, 2006, we repurchased under this repurchase initiative 2,675,653 shares at a cost of approximately $90.9 million (of which $3.0 million of the cash settlement was after June 30, 2006) or an average of $33.99 per share. Since inception of this repurchase initiative through June 30, 2006, we have repurchased 3,663,253 shares at a cost of approximately $120.9 million or an average of $33.00 per share.

HOLLY CORPORATION
On May 19, 2005, we announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. Repurchases were made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During 2005, we repurchased 4,062,414 shares at a cost of approximately $100.0 million or an average of $24.62 per share under this repurchase initiative. This program was completed in October 2005.
During the six months ended June 30, 2006, we repurchased at current market price from certain executives 46,388 shares of our common stock at a cost of approximately $1.4 million. During the six months ended June 30, 2005, we repurchased at current market price from certain executives 49,580 shares of our common stock at a cost of approximately $0.8 million. These repurchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means.
NOTE 12: Other Comprehensive Income
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the three months ended June 30, 2006
Unrealized loss on securities available for sale	$(418)	$(162)	$(256)

Other comprehensive loss	$(418)	$(162)	$(256)

For the three months ended June 30, 2005
Unrealized gain on securities available for sale	$203	$79	$124

Other comprehensive income	$203	$79	$124

For the six months ended June 30, 2006
Unrealized loss on securities available for sale	$(209)	$(81)	$(128)

Other comprehensive loss	$(209)	$(81)	$(128)

For the six months ended June 30, 2005
Unrealized loss on securities available for sale	$(25)	$(10)	$(15)

Other comprehensive loss	$(25)	$(10)	$(15)

The temporary unrealized loss or gain on securities available for sale is due to changes in market prices of securities.
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	June 30,	December 31,
	2006	2005
	(In thousands)
Pension obligation adjustment	$(4,501)	$(4,501)
Unrealized loss on securities available for sale	(429)	(301)

Accumulated other comprehensive loss	$(4,930)	$(4,802)

NOTE 13: Retirement Plan
We have a non-contributory defined benefit retirement plan that covers substantially all employees. Our policy is to make contributions annually of not less than the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Benefits are based on the employees’ years of service and compensation.

HOLLY CORPORATION
The net periodic pension expense consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Service cost	$1,179	$776	$2,226	$1,723
Interest costs	1,083	788	2,097	1,883
Expected return on assets	(892)	(684)	(1,748)	(1,581)
Amortization of prior service cost	67	65	133	130
Amortization of net loss	288	254	608	483
One time cost incurred with sale of Montana Refinery	300	—	300	—

Net periodic benefit cost	$2,025	$1,199	$3,616	$2,638

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2006 and 2005 net periodic benefit cost. We expect to contribute between $10.0 million and $13.0 million to the retirement plan in the third quarter of 2006.
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

HOLLY CORPORATION
In discussions beginning in the last half of 2005, the Environmental Protection Agency (“EPA”) and the State of Utah have asserted that we have liabilities relating to the Federal Clean Air Act at our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have tentatively agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement similar to the 2001 Consent Agreement we entered into for our Navajo and Montana refineries. The tentative settlement agreement, which has not yet been put into a final written agreement, includes proposed obligations for us to make specified additional capital investments expected to total up to approximately $10 million over several years and to make changes in operating procedures at the refinery. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the tentative settlement.
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
The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil pipelines that we own and operate in conjunction with our refining operations as part of the supply networks of the refineries. The Refining segment also includes the equity in earnings from our 49% interest in NK Asphalt Partners prior to February 2005. In February 2005, we acquired the remaining 51% interest in the asphalt joint venture from the other partner; subsequent to the purchase, we include the operations of NK Asphalt Partners in our consolidated financial statements. NK Asphalt Partners, dba Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and California. The cost of pipeline transportation and terminal services provided by HEP to us is also included in the Refining segment. The HEP segment involved all of the operations of HEP through June 30, 2005 (prior to the deconsolidation), including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain states. The HEP segment also included a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides petroleum products transportation. Revenues from the HEP segment were earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest in Rio Grande. Our operations not included in the reportable segment or segments were included in Corporate and Other, which included costs of Holly Corporation,

HOLLY CORPORATION
the parent company, consisting primarily of general and administrative expenses as well as a small-scale oil and gas exploration and production program. The consolidations and eliminations column included the elimination of the revenue and costs associated with HEP’s pipeline transportation services for us. These items are no longer included after the deconsolidation of HEP effective July 1, 2005.
The accounting policies for the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005. Our reportable segments prior to July 1, 2005 were strategic business units that offered different products and services.

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP	and Other	Eliminations	Total
	(In thousands)
Three Months Ended June 30, 2006
Sales and other revenues	$1,120,838	$—	$143	$(141)	$1,120,840
Depreciation, depletion and amortization	$10,265	$—	$418	$—	$10,683
Income (loss) from operations	$153,307	$—	$(19,082)	$—	$134,225
Income (loss) from continuing operations before income taxes	$155,099	$—	$(17,222)	$—	$137,877

Three Months Ended June 30, 2005
Sales and other revenues	$719,026	$19,521	$252	$(10,144)	$728,655
Depreciation, depletion and amortization	$8,278	$3,849	$190	$—	$12,317
Income (loss) from operations	$88,845	$8,234	$(11,409)	$—	$85,670
Income (loss) from continuing operations before income taxes	$88,867	$6,041	$(9,787)	$(3,146)	$81,975

Six Months Ended June 30, 2006
Sales and other revenues	$1,912,186	$—	$524	$(276)	$1,912,434
Depreciation, depletion and amortization	$17,967	$—	$740	$—	$18,707
Income (loss) from operations	$208,895	$—	$(32,695)	$—	$176,200
Income (loss) from continuing operations before income taxes	$213,856	$—	$(29,332)	$—	$184,524

Six Months Ended June 30, 2005
Sales and other revenues	$1,336,297	$36,034	$617	$(19,574)	$1,353,374
Depreciation, depletion and amortization	$16,521	$6,212	$612	$—	$23,345
Income (loss) from operations	$118,920	$16,019	$(21,150)	$—	$113,789
Income (loss) from continuing operations before income taxes	$118,267	$12,367	$(18,884)	$(6,319)	$105,431

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
OVERVIEW
We are principally an independent petroleum refiner operating two refineries in Artesia and Lovington, New Mexico (operated as one refinery) and Woods Cross, Utah. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At June 30, 2006, we also owned a 45% interest in HEP, which owns and operates pipeline and terminalling assets and owns a 70% interest in Rio Grande.
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the southwestern and western United States. Additionally, starting April 1, 2006, we began recording direct sales of crude oil as revenues with the related acquisition costs included in cost of products, as required by recent accounting guidance (see” New Accounting Pronouncements” under “Critical Account Policies” below for additional discussion on this new accounting guidance). Prior to April 1, 2006, sales and cost of sales attributable to such crude oil direct sales were netted and presented in cost of products sold. During the quarter ended June 30, 2006, these crude oil sales amounted to $131.3 million with a corresponding cost of $131.1 million, resulting in a gain on these transactions of $0.2 million. Our total sales and other revenues for the three months ended June 30, 2006 were $1,120.8 million and our net income for the three months ended June 30, 2006 was $93.1 million. Our sales and other revenues and net income for the three months ended June 30, 2005 were $728.7 million and $52.4 million, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the three months ended June 30, 2006 were $986.6 million, an increase from $643.0 million for the three months ended June 30, 2005.
On May 11, 2006, we announced that our Board of Directors had approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The stock dividend was paid on June 1, 2006 to all holders of record of common stock at the close of business on May 22, 2006. All references to the number of shares of common stock (other than authorized shares and other than issued shares and treasury shares at December 31, 2005 shown on our Consolidated Balance Sheets) and per share amounts have been adjusted to reflect the split on a retrospective basis.
On March 31, 2006 we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). The net cash proceeds we received on the sale of the Montana Refinery amounted to $48.9 million, net of transaction fees and expenses. Additionally we received 1,000,000 shares of Connacher common stock valued at approximately $4.3 million at March 31, 2006. We have presented in discontinued operations the results of operations and a gain of $14.0 million on the sale.
On November 7, 2005, we announced that our Board of Directors had authorized the repurchase of up to $200.0 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the six months ended June 30, 2006, we repurchased under this repurchase initiative 2,675,653 shares at a cost of approximately $90.9 million (of which $3.0 million of the cash settlement was after June 30, 2006) or an average of $33.99 per share. Since inception of this repurchase initiative through June 30, 2006, we have repurchased 3,663,253 shares at a cost of approximately $120.9 million or an average of $33.00 per share.

HOLLY CORPORATION
RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	June 30,		Change from 2005
	2006	2005 (1)	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$1,120,840	$728,655	$392,185	53.8%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	908,009	569,933	338,076	59.3
Operating expenses (exclusive of depreciation, depletion and amortization)	49,092	48,268	824	1.7
General and administrative expenses (exclusive of depreciation, depletion and amortization)	18,731	12,328	6,403	51.9
Depreciation, depletion and amortization	10,683	12,317	(1,634)	(13.3)
Exploration expenses, including dry holes	100	139	(39)	(28.1)

Total operating costs and expenses	986,615	642,985	343,630	53.4

Income from operations	134,225	85,670	48,555	56.7
Other income (expense):
Equity in loss of joint ventures	—	—	—	—
Equity in earnings of HEP	1,516	—	1,516	—
Minority interests in income of partnerships	—	(3,119)	3,119	(100.0)
Interest income	2,408	2,085	323	15.5
Interest expense	(272)	(2,661)	2,389	(89.8)

	3,652	(3,695)	7,347	(198.8)

Income from continuing operations before income taxes	137,877	81,975	55,902	68.2
Income tax provision	50,148	30,872	19,276	62.4

Income from continuing operations	87,729	51,103	36,626	71.7
Income from discontinued operations, net of taxes	5,372	1,321	4,051	306.7

Net income	$93,101	$52,424	$40,677	77.6%

Basic earnings per share:
Continuing operations	$1.53	$0.81	$0.72	88.9%
Discontinued operations	0.09	0.02	0.07	350.0

Net income	$1.62	$0.83	$0.79	95.2%

Diluted earnings per share:
Continuing operations	$1.51	$0.79	$0.72	91.1%
Discontinued operations	0.09	0.02	0.07	350.0

Net income	$1.60	$0.81	$0.79	97.5%

Cash dividends declared per common share	$0.08	$0.05	$0.03	60.0%

Average number of common shares outstanding:
Basic	57,186	63,274	(6,088)	(9.6)%
Diluted	58,363	64,718	(6,355)	(9.8)%

(1)	Due to the sale of the Montana Refinery, we have reclassified certain amounts previously reported and now report such amounts as from discontinued operations. Also, as previously reported, we adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised) on July 1, 2005 based on modified retrospective application with early application under SFAS 123 (revised) to earlier quarters in 2005, resulting in a previously reported restatement to the financial statements for the three months ended June 30, 2005.

HOLLY CORPORATION

	Six Months Ended
	June 30,		Change from 2005
	2006	2005 (1)	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$1,912,434	$1,353,374	$559,060	41.3%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	1,583,494	1,103,347	480,147	43.5
Operating expenses (exclusive of depreciation, depletion and amortization)	101,559	89,744	11,815	13.2
General and administrative expenses (exclusive of depreciation, depletion and amortization)	32,247	22,908	9,339	40.8
Depreciation, depletion and amortization	18,707	23,345	(4,638)	(19.9)
Exploration expenses, including dry holes	227	241	(14)	(5.8)

Total operating costs and expenses	1,736,234	1,239,585	496,649	40.1

Income from operations	176,200	113,789	62,411	54.8
Other income (expense):
Equity in loss of joint ventures	—	(685)	685	(100.0)
Equity in earnings of HEP	4,728	—	4,728	—
Minority interests in income of partnerships	—	(6,721)	6,721	(100.0)
Interest income	4,143	3,253	890	27.4
Interest expense	(547)	(4,205)	3,658	(87.0)

	8,324	(8,358)	16,682	(199.6)

Income from continuing operations before income taxes	184,524	105,431	79,093	75.0
Income tax provision	65,635	39,912	25,723	64.4

Income from continuing operations	118,889	65,519	53,370	81.5
Income from discontinued operations, net of taxes	21,016	539	20,477	—

Net income	$139,905	$66,058	$73,847	111.8%

Basic earnings per share:
Continuing operations	$2.06	$1.04	$1.02	98.1%
Discontinued operations	0.36	0.01	0.35	—

Net income	$2.42	$1.05	$1.37	130.5%

Diluted earnings per share:
Continuing operations	$2.01	$1.01	$1.00	99.0%
Discontinued operations	0.36	0.01	0.35	—

Net income	$2.37	$1.02	$1.35	132.4%

Cash dividends declared per common share	$0.13	$0.09	$0.04	44.4%

Average number of common shares outstanding:
Basic	57,819	63,152	(5,333)	(8.4)%
Diluted	59,072	64,564	(5,492)	(8.5)%

(1)	Due to the sale of the Montana Refinery, we have reclassified certain amounts previously reported and now report such amounts as from discontinued operations. Also, as previously reported, we adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised) on July 1, 2005 based on modified retrospective application with early application under SFAS 123 (revised) to earlier quarters in 2005, resulting in a previously reported restatement to the financial statements for the six months ended June 30, 2005.

HOLLY CORPORATION
Balance Sheet Data (Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$233,003	$254,842
Working capital	$235,426	$210,103
Total assets	$1,257,342	$1,142,900
Stockholders’ equity	$434,345	$377,351
Other Financial Data (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Net cash provided by operating activities	$98,135	$65,673	$79,795	$72,480
Net cash provided by (used for) investing activities	$(43,760)	$(18,670)	$76,128	$(150,423)
Net cash provided by (used for) financing activities	$(31,130)	$1,159	$(87,131)	$122,084
Capital expenditures	$35,259	$15,197	$67,494	$28,645
EBITDA from continuing operations (1)	$146,424	$94,868	$199,635	$129,728

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA from continuing operations. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

HOLLY CORPORATION
Our sole reportable business segment is Refining after the deconsolidation of HEP effective July 1, 2005. From the closing of the initial public offering of HEP on July 13, 2004 through June 30, 2005, our segments reflected two business divisions, Refining and HEP. The HEP segment did not have any activity subsequent to the deconsolidation effective July 1, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Sales and other revenues (1)
Refining	$1,120,838	$719,026	$1,912,186	$1,336,297
HEP	—	19,521	—	36,034
Corporate and other	143	252	524	617
Consolidations and eliminations	(141)	(10,144)	(276)	(19,574)

Consolidated	$1,120,840	$728,655	$1,912,434	$1,353,374

Income from operations (1)
Refining	$153,307	$88,845	$208,895	$118,920
HEP	—	8,234	—	16,019
Corporate and other	(19,082)	(11,409)	(32,695)	(21,150)

Consolidated	$134,225	$85,670	$176,200	$113,789

(1)	The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. Although we previously included the Montana Refinery in the Refining segment, the results from the Montana Refinery are now reported in discontinued operations and are not included in the above tables. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil pipelines that we own and operate in conjunction with our refining operations as part of the supply networks of the refineries. The Refining segment also includes the equity in earnings from our 49% interest in NK Asphalt partners prior to February 2005. In February 2005, we acquired the other 51% interest in the joint venture from our other partner; subsequent to the purchase, we include the operations of NK Asphalt Partners in our consolidated financial statements. NK Asphalt Partners, doing business as Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and California. The cost of pipeline transportation and terminal services provided by HEP is included in the Refining segment. The HEP segment involved all of the operations of HEP, including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain states. The HEP segment also included a 70% interest in Rio Grande which provides petroleum products transportation. Revenues from the HEP segment were earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from its interest in Rio Grande. Our operations not included in the reportable segment or segments are included in corporate and other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program. The consolidations and eliminations amount includes the elimination of the revenue associated with pipeline transportation services between us and HEP prior to July 1, 2005.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Navajo Refinery
Crude charge (BPD) (1)	60,380	71,920	66,420	73,100
Refinery production (BPD) (2)	65,600	77,750	73,320	80,880
Sales of produced refined products (BPD)	66,320	77,600	73,000	80,230
Sales of refined products (BPD) (3)	83,940	85,960	87,340	89,800

Refinery utilization (4)	80.5%	95.9%	88.6%	97.5%

Average per produced barrel (5)
Net sales	$90.76	$65.73	$82.49	$61.50
Cost of products (6)	67.34	50.30	64.90	49.47

Refinery gross margin	23.42	15.43	17.59	12.03
Refinery operating expenses (7)	5.37	3.84	5.07	3.45

Net operating margin	$18.05	$11.59	$12.52	$8.58

Feedstocks:
Sour crude oil	80%	90%	81%	88%
Sweet crude oil	9%	0%	7%	0%
Other feedstocks and blends	11%	10%	12%	12%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	57%	56%	60%	59%
Diesel fuels	27%	30%	26%	27%
Jet fuels	5%	4%	5%	4%
Asphalt	4%	7%	3%	7%
LPG and other	7%	3%	6%	3%

Total	100%	100%	100%	100%

Woods Cross Refinery
Crude charge (BPD) (1)	25,270	25,820	24,010	23,780
Refinery production (BPD) (2)	27,030	27,170	25,530	25,540
Sales of produced refined products (BPD)	27,500	27,820	25,410	26,450
Sales of refined products (BPD) (3)	28,800	29,120	26,640	27,500

Refinery utilization (4)	97.2%	99.3%	92.3%	91.5%

Average per produced barrel (5)
Net sales	$89.63	$67.35	$80.52	$61.17
Cost of products (6)	69.80	57.28	65.42	54.35

Refinery gross margin	19.83	10.07	15.10	6.82
Refinery operating expenses (7)	4.36	3.86	4.99	4.08

Net operating margin	$15.47	$6.21	$10.11	$2.74

HOLLY CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Woods Cross Refinery
Feedstocks:
Sour crude oil	3%	9%	4%	9%
Sweet crude oil	89%	83%	87%	81%
Other feedstocks and blends	8%	8%	9%	10%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	64%	60%	63%	60%
Diesel fuels	30%	31%	28%	28%
Jet fuels	1%	2%	2%	2%
Fuel oil	4%	6%	5%	7%
LPG and other	1%	1%	2%	3%

Total	100%	100%	100%	100%

Consolidated(8)
Crude charge (BPD) (1)	85,650	97,740	90,430	96,880
Refinery production (BPD) (2)	92,630	104,920	98,850	106,420
Sales of produced refined products (BPD)	93,820	105,420	98,410	106,680
Sales of refined products (BPD) (3)	112,740	115,080	113,980	117,300

Refinery utilization (4)	84.8%	96.8%	89.5%	95.9%

Average per produced barrel (5)
Net sales	$90.43	$66.16	$81.98	$61.42
Cost of products (6)	68.06	52.14	65.03	50.68

Refinery gross margin	22.37	14.02	16.95	10.74
Refinery operating expenses (7)	5.08	3.84	5.05	3.61

Net operating margin	$17.29	$10.18	$11.90	$7.13

Feedstocks:
Sour crude oil	58%	69%	61%	69%
Sweet crude oil	32%	22%	28%	20%
Other feedstocks and blends	10%	9%	11%	11%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	59%	57%	61%	59%
Diesel fuels	27%	30%	27%	28%
Jet fuels	4%	3%	4%	3%
Asphalt	3%	5%	2%	5%
LPG and other	7%	5%	6%	5%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD).

(5)	Represents average per barrel amounts for produced refined products sold, which are non-GAAP. Reconciliations to amounts reported under GAAP are located under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Transportation costs billed from HEP are included in cost of products.

(7)	Represents operating expenses of our refinery, exclusive of depreciation, depletion and amortization, and excludes refining segment expenses of product pipelines and terminals.

(8)	The Montana Refinery was sold on March 31, 2006. Amounts reported are for the Navajo and Woods Cross Refineries.

HOLLY CORPORATION
Results of Operations — Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Summary
Net income for the three months ended June 30, 2006 was $93.1 million ($1.60 per diluted share) compared to net income of $52.4 million ($0.81 per diluted share) for the three months ended June 30, 2005. Earnings for the second quarter of 2006 as compared to the second quarter of 2005 increased by $40.7 million principally due to improved refined product margins experienced in the current year, combined with additional earnings attributable to the liquidation of inventories retained upon the sale of our Montana Refinery and the sale of sulfur credits under environmental laws, partially offset by reduced production volumes and higher general and administrative expenses. Additionally, the start-up of our new ROSE unit (the ROSE unit converts a significant portion of lower value asphalt into high value transportation fuels) in December 2005 contributed to higher refinery yields in the current quarter. Overall refinery production levels from continuing operations showed a decrease of 12% in the 2006 second quarter as compared to the same period in 2005 due to production downtime arising from planned capital and refinery maintenance projects at our Navajo and Woods Cross Refineries. Refinery gross margins from continuing operations were $22.37 per produced barrel for the second quarter of 2006 compared to margins of $14.02 per produced barrel for the second quarter of 2005.
Sales and Other Revenues
Sales and other revenues increased 54% from $728.7 million for the three months ended June 30, 2005 to $1,120.8 million for the three months ended June 30, 2006, due principally to higher refined product sales prices, combined with the recording of direct sales of crude oil as revenues which began April 1, 2006, partially offset by a small decrease in volumes sold. The average sales price we received per produced barrel sold increased 37% from $66.16 in the second quarter of 2005 to $90.43 in the second quarter of 2006. The total volume of refined products we sold decreased 2% in the second quarter of 2006 as compared to the second quarter of 2005 due to lower refinery production levels attributable to our refinery capital and maintenance projects. The 2006 second quarter increase also includes $131.3 million of revenue attributable to certain excess crude oil sales that were previously netted against the corresponding cost and presented in cost of products sold prior to our adoption of new accounting guidance effective April 1, 2006. Additionally, revenues increased by the sales of $12.0 million of sulfur credits generated because our Navajo Refinery is making gasoline that is substantially lower in sulfur than required by EPA regulations. Revenues were reduced due to the exclusion of the operations of HEP in the 2006 second quarter resulting from the deconsolidation of HEP effective July 1, 2005.
Diesel fuel produced at our Navajo and Woods Cross refineries was required to meet certain nationwide ultra low sulfur diesel fuel requirements as of June 2006. To meet this requirement, we completed certain ULSD projects at our Navajo and Woods Cross refineries. In addition, we also incurred additional downtime as we timed an expansion at our Navajo Refinery and conducted other refinery maintenance projects in conjunction with the ULSD projects. These capital projects were a principal factor in our reduced production levels during the second quarter of 2006.
Cost of Products Sold
Cost of products sold increased 59% from $569.9 million in the second quarter of 2005 to $908.0 million in the second quarter of 2006 due principally to higher costs of crude oil, combined with the recording of related costs associated with the direct sales of crude oil which began April 1, 2006, partially offset by the effect of the 2% decrease in refined product volumes sold as discussed above. The average price we paid per barrel of crude oil and feedstocks purchased and the transportation costs of moving the finished products to the market place increased 31% from $52.14 in the second quarter of 2005 to $68.06 in the second quarter of 2006. Also, cost of products sold for the 2006 second quarter increased by $131.1 million due to the inclusion of costs attributable to certain excess crude oil sales that were previously netted against the corresponding revenues and included in cost of products sold prior to our adoption of new accounting guidance effective April 1, 2006. Additionally, cost of products sold was reduced due to the exclusion of the operations of HEP in the 2006 second quarter resulting from the deconsolidation of HEP effective July 1, 2005.

HOLLY CORPORATION
Gross Refinery Margins
Gross refining margin per produced barrel increased 60% from $14.02 in the second quarter of 2005 to $22.37 in the second quarter of 2006. Gross refinery margin does not include the effects of depreciation, depletion or amortization. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statements of prices of refined products sold and costs of products purchased.
Operating Expenses
Operating expenses increased 2% from $48.3 million in the second quarter of 2005 to $49.1 million in the second quarter of 2006 due principally to refinery maintenance projects and increased utility costs, partially offset by the exclusion of HEP’s operating costs in the 2006 second quarter due to the deconsolidation of HEP effective July 1, 2005.
General and Administrative Expenses
General and administrative expenses increased 52% from $12.3 million for the second quarter of 2005 to $18.7 million for the second quarter of 2006 due primarily to increased equity-based incentive compensation.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization decreased 13% from $12.3 million in the second quarter of 2005 to $10.7 million in the second quarter of 2006 due primarily to the exclusion of HEP’s depreciation resulting from the deconsolidation of HEP.
Equity in Earnings of HEP and Minority Interests
As part of the deconsolidation of HEP on July 1, 2005, we show equity in earnings for our ownership percentage of HEP, currently 45%, including any incentive distributions paid through our general partner interest. Our equity in earnings of HEP was $1.5 million for the three months ended June 30, 2006. There was no equity in earnings of HEP for the three months ended June 30, 2005 as HEP was a consolidated subsidiary for that period, with the then minority interest partners’ share of HEP’s earnings reported as minority interest. Minority interests in income of HEP in the second quarter of 2005 reduced income by $3.1 million.
Equity in Earnings of Joint Ventures
There was no equity in earnings of joint ventures for the three months ended June 30, 2006 and 2005 as all previously owned interests in joint ventures have been consolidated in our financials or have been sold.
Interest Income
Interest income for the second quarter of 2006 was $2.4 million compared to $2.1 million for the second quarter of 2005. The increase in interest income was principally due to a higher interest rate environment.
Interest Expense
Interest expense was $0.3 million for the second quarter of 2006 as compared to $2.7 million for the second quarter of 2005. The decrease for the current year’s second quarter as compared to the same period in 2005 was principally due to the inclusion of HEP’s interest expense for the 2005 second quarter prior to the deconsolidation of HEP effective July 1, 2005.
Income Taxes
Income taxes increased 62% from $30.9 million for the second quarter of 2005 to $50.1 million for the second quarter of 2006 due to significantly higher pre-tax earnings during the 2006 second quarter as compared to the 2005 second quarter, partially offset by a lower effective tax rate. The effective tax rate for the second quarter of 2006 was 36.4%, as compared to 37.7% for the second quarter of 2005. The reduction of the effective tax rate was primarily due to income tax credits available to small business refiners. See below under “Planned Capital Expenditures” for a discussion of tax benefits available to refiners.
Discontinued Operations
Income from discontinued operations was $5.4 million for the second quarter of 2006 as compared to $1.3 million for the second quarter of 2005. We retained certain quantities of finished product inventories that were not included in the sale of our Montana Refinery at March 31, 2006. The increase in earnings from discontinued operations was due largely to the liquidation of this inventory that had been carried at lower costs as compared to current values.

HOLLY CORPORATION
Results of Operations — Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Summary
Net income for the six months ended June 30, 2006 was $139.9 million ($2.37 per diluted share) compared to net income of $66.1 million ($1.02 per diluted share) for the six months ended June 30, 2005. Earnings for the six months ended June 30, 2006 as compared to the six months ended June 30, of 2005 increased by $73.8 million principally due to improved refined product margins experienced in the current year, the gain on the sale of the Montana Refinery assets, and the sale of sulfur credits under environmental laws, partially offset by reduced production volumes and higher refinery operating and general and administrative expenses. Additionally, the start-up of our new ROSE unit in December 2005 contributed to higher refinery yields in the current year. Overall refinery production levels from continuing operations showed a decrease of 7% for the six months ended June 30, 2006 as compared to the same period in 2005. During the six months ended June 30, 2006, production was reduced due to a power outage at the Navajo Refinery in February 2006 and production downtime arising from planned capital and refinery maintenance projects at the Navajo and Woods Cross Refineries during the second quarter of 2006. Refinery gross margins from continuing operations were $16.95 per produced barrel for the six months ended June 30, 2006 compared to margins of $10.74 per produced barrel for the six months ended June 30, 2005.
Sales and Other Revenues
Sales and other revenues increased 41% from $1,353.4 million for the six months ended June 30, 2005 to $1,912.4 million for the six months ended June 30, 2006, due principally to higher refined product sales prices, combined with the recording of direct sales of crude oil as revenues beginning April 1, 2006, partially offset by a small decrease in volumes sold. The average sales price we received per produced barrel sold increased 33% from $61.42 for the six months ended June 30, 2005 to $81.98 for the six months ended June 30 2006. The total volume of refined products we sold decreased 3% for the six months ended June 30, 2006 as compared to the same period in 2005 due to lower refinery production levels attributable to a power outage at the Navajo Refinery in February 2006 and our refinery capital and maintenance projects in the second quarter of 2006. The increase in sales and other revenues for the six months ended June 30, 2006 also includes $131.3 million of revenue attributable to certain excess crude oil sales that were previously netted against the corresponding cost and presented in cost of products sold prior to our adoption of new accounting guidance on April 1, 2006. Additionally, revenues increased by the sales of $12.0 million of sulfur credits generated because our Navajo Refinery is making gasoline that is substantially lower in sulfur than required by EPA regulations. Revenues were reduced due to the exclusion of the operations of HEP in 2006 resulting from the deconsolidation of HEP effective July 1, 2005, which reduction was partially offset by revenues from NK Asphalt Partners joint venture (doing business as Holly Asphalt Company) which we included for only part of the six months ended June 30, 2005, following our February 2005 acquisition of the other partner’s interest.
Cost of Products Sold
Cost of products sold increased 44% from $1,103.3 million for the six months ended June 30, 2005 to $1,583.5 million for the six months ended June 30, 2006, due principally to higher costs of crude oil, combined with the recording of related costs associated with the direct sales of crude oil beginning April 1, 2006, partially offset by the effect of the 3% decrease in volumes sold as discussed above. The average price we paid per barrel of crude oil and feedstocks purchased and the transportation costs of moving the finished products to the market place increased 28% from $50.68 for the first six months of 2005 to $65.03 for the first six months of 2006. Also, cost of products sold for the six months ended June 30, 2006 increased by $131.1 million due to the inclusion of costs attributable to certain excess crude oil sales that were previously netted against the corresponding revenues and included in cost of products sold prior to our adoption of new accounting guidance effective April 1, 2006. Additionally, cost of products sold was reduced due to the exclusion of the operations of HEP in 2006 resulting from the deconsolidation of HEP effective July 1, 2005, which reduction was partially offset by increases in the current year due to the inclusion of NK Asphalt Partners for the entire six months ended June 30, 2006 versus only part of the six months ended June 30, 2005, following our February 2005 acquisition of the other partner’s interest.

HOLLY CORPORATION
Gross Refinery Margins
Gross refining margin per produced barrel increased 58% from $10.74 in the first six months of 2005 to $16.95 in the first six months of 2006. Gross refinery margin does not include the effects of depreciation, depletion or amortization. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statements of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses increased 13% from $89.7 million in the first six months of 2005 to $101.6 million in the first six months of 2006 due principally to refinery maintenance projects, increased utility costs and environmental remediation expenses, partially offset by the exclusion of HEP’s operating costs in the first six months of 2006 due to the deconsolidation of HEP effective July 1, 2005.
General and Administrative Expenses
General and administrative expenses increased 41% from $22.9 million for the first six months of 2005 to $32.2 million for the first six months of 2006 due primarily to increased equity-based incentive compensation.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization decreased 20% from $23.3 million in the first six months of 2005 to $18.7 million in the first six months of 2006 due primarily to the exclusion of HEP’s depreciation resulting from the deconsolidation of HEP.
Equity in Earnings of HEP and Minority Interests
As part of the deconsolidation of HEP on July 1, 2005, we show equity in earnings for our ownership percentage of HEP, currently 45%, including any incentive distributions paid through our general partner interest. Our equity in earnings of HEP was $4.7 million for the six months ended June 30, 2006. There was no equity in earnings of HEP for the six months ended June 30, 2005 as HEP was a consolidated subsidiary for that period, with the then minority interest partners’ share of HEP’s earnings reported as minority interest. Minority interests in income of HEP in the first six months of 2005 reduced income by $6.7 million.
Equity in Earnings of Joint Ventures
There was no equity in earnings of joint ventures for the six months ended June 30, 2006 as all previously owned interests in joint ventures have been consolidated in our financials or have been sold. Equity in earnings of joint ventures for the six months ended June 30, 2005 reduced income by $0.7 million, reflecting our interest in the NK Asphalt joint venture prior to our acquisition of the other partner’s interest.
Interest Income
Interest income for the first six months of 2006 was $4.1 million compared to $3.3 million for the first six months of 2005. The increase in interest income was principally due to a higher interest rate environment.
Interest Expense
Interest expense was $0.5 million for the six months ended June 30, 2006 as compared to $4.2 million for the six months ended June 30, 2005. The decrease for this six month period as compared to the same period in 2005 was principally due to the inclusion of HEP’s interest expense for the six months ended June 30, 2005 prior to the deconsolidation of HEP effective July 1, 2005.
Income Taxes
Income taxes increased 64% from $39.9 million for the six months ended June 30, 2005 to $65.6 million for the six months ended June 30, 2006 due to significantly higher pre-tax earnings during the first six months of 2006 as compared to the same period in 2005, partially offset by a lower effective tax rate. The effective tax rate for the six months ended June 30, 2006 was 35.6%, as compared to 37.8% for the six months ended June 30, 2005. The reduction of the effective tax rate was primarily due to income tax credits available to small business refiners.

HOLLY CORPORATION
Discontinued Operations
Income from discontinued operations was $21.0 million for the six months ended June 30, 2006 as compared to $0.5 million for the six months ended June 30, 2005. Included in the six months ended June 30, 2006 was the gain on the sale of the Montana Refinery of $14.0 million, net of $8.3 million in income taxes. Comparing the operations of the Montana Refinery, these operations generated $7.0 million of earnings for the first six months of 2006 and $0.5 million for the same period in 2005. The increase in earnings from discontinued operations was also due in part to the liquidation in the 2006 second quarter of retained finished product inventories that had been carried at lower costs as compared to current values.
LIQUIDITY AND CAPITAL RESOURCES
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are primarily conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings.
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
As of June 30, 2006, we had cash and cash equivalents of $117.9 million, marketable securities with maturities under one year of $106.8 million, marketable securities with maturities greater than one year, but less than two years, of $4.4 million, and one million shares of Connacher stock valued at $3.9 million.
Cash and cash equivalents increased by $68.8 million during the six months ended June 30, 2006. The cash flow provided by operating activities of $79.8 million and investing activities of $76.1 million, exceeded the cash used for financing activities of $87.1 million. Working capital increased during the six months ended June 30, 2006 by $25.3 million.
We have a $175 million secured revolving credit facility with Bank of America as administrative agent and a lender, with a term of four years through 2008 and an option to increase the facility to $225 million subject to certain conditions. The credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2006, we had letters of credit outstanding under our revolving credit facility of $2.3 million and had no borrowings outstanding. We were in compliance with all covenants at June 30, 2006.
On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the six months ended June 30, 2006, we repurchased under this repurchase initiative 2,675,653 shares at a cost of approximately $90.9 million (of which $3.0 million of the cash settlement was after June 30, 2006) or an average of $33.99 per share. Since inception of this repurchase initiative through June 30, 2006, we have repurchased 3,663,253 shares at a cost of approximately $120.9 million or an average of $33.00 per share.
We believe our current cash, cash equivalents and marketable securities, along with future internally generated cash flow and funds available under our credit facility provide sufficient resources to fund currently planned capital

HOLLY CORPORATION
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
Cash Flows — Operating Activities
Net cash flows provided by operating activities amounted to $79.8 million for the six months ended June 30, 2006, compared to net cash flows provided by operating activities of $72.5 million for the six months ended June 30, 2005, a change of $7.3 million. Net income for the six months ended June 30, 2006 was $139.9 million, an increase of $73.8 million from net income of $66.1 million for the six months ended June 30, 2005. Additionally, the non-cash items included in net income - depreciation and amortization, deferred taxes, minority interests, equity-based compensation and gain on an asset sale — resulted in a reduction of cash flows of $1.3 million during the six months ended June 30, 2006 as compared to an increase in cash flows of $33.5 million for the same period in 2005. Distributions in excess of equity in earnings of Holly Energy Partners and joint ventures increased by $4.4 million for the six months ended June 30, 2006 as compared to the same period in 2005. Working capital items decreased cash flows by $59.2 million during the six months ended June 30, 2006, as compared to $23.3 million for the six months ended June 30, 2005. Changes in inventories were a primary cause of the reduced cash flow for the first six months of 2006 as compared to the first six months of 2005 principally due to a build-up of crude oil inventories attributable to the production downtime arising from our planned capital and maintenance projects during the second quarter of 2006. Inventories increased by $49.9 million in the first six months of 2006 as compared to $14.7 million for the first six months of 2005. Additionally, in the first six months of 2006, there were increases in both accounts receivable of $55.6 million and accounts payable of $33.3 million, principally due to increases in prices for refined products and crude oil. For the first six months of 2005, there were increases in both accounts receivable of $120.9 million and accounts payable of $92.1 million, principally due to increases in prices for refined products and crude oil.
Cash Flows — Investing Activities and Capital Projects
Net cash flows provided by investing activities were $76.1 million for the six months ended June 30, 2006, as compared to net cash flows used for investing activities of $150.4 million for the six months ended June 30, 2005, a net change of $226.5 million. On March 31, 2006 we sold our Montana Refinery to Connacher. The net cash proceeds we received on the sale of the Montana Refinery amounted to $48.9 million, net of transaction fees and expenses. Cash expenditures for property, plant and equipment for the first six months of 2006 totaled $67.5 million as compared to $28.6 million for the same period of 2005. In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by the other partner. The total purchase consideration for the 51% interest, including expenses, was $21.9 million, less cash of $3.4 million which was recorded due to the consolidation of NK Asphalt Partners at the time of our acquisition of the remaining 51% interest. Also in February 2005, HEP closed on its Alon transaction which required $120.0 million in cash plus transaction costs of $1.8 million through June 30, 2005. We also invested $103.3 million in marketable securities and received proceeds of $198.0 million from the sale or maturity of marketable securities during the six months ended June 30, 2006. For the six months ended June 30, 2005, we invested $65.1 million in marketable securities and received proceeds of $82.8 million from the sale or maturity of marketable securities.
Planned Capital Expenditures
Each year our Board of Directors approves in our annual capital budget, capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s

HOLLY CORPORATION
capital budget as well as, in certain cases, expenditures for capital projects approved in capital budgets for prior years. Our total new capital budget for 2006 is approximately $62.2 million, not including the capital projects approved in prior years, mainly our ULSD projects at the Navajo and Woods Cross refineries, as described below. The 2006 capital budget is comprised of $46.9 million for improvement projects for the Navajo Refinery, $4.7 million for projects at the Woods Cross Refinery, $5.1 million for transportation projects, $0.4 million for marketing related projects, $0.7 million for asphalt plant projects and $4.4 million for information technology and other miscellaneous projects. See below for discussion of significant additional planned capital projects at both the Navajo and Woods Cross facilities, which have not yet been finally approved by our Board of Directors as of the date of this report.
In 2006 we expect to expend approximately $111.0 million on capital projects, which amount primarily consists of certain current year capital budget items and carryovers of capital projects from previous years, less carryovers to 2007 of certain of the currently approved capital projects, combined with certain preliminary expenditures on the newly planned capital projects.
We have completed the first phase of a clean fuels / expansion project at the Navajo Refinery calling for the expansion / conversion of the distillate hydrotreater to gas oil service, the conversion of the gas oil hydrotreater to ULSD service, the expansion of the continuous catalytic reformer, the conversion / expansion of the kerosene hydrotreater to naphtha service, and the installation of additional sulfur recovery capacity, which enables us to produce ULSD. In addition, we are revamping our crude and vacuum units at Artesia and Lovington for improved energy conservation / product cutpoints and installing a 10 million standard cubic feet per day hydrogen plant, which will enable processing of up to 85,000 BPSD of crude. We estimate the total cost to complete the USLD project and expansion of crude oil refining capacity to 85,000 to be approximately $76.0 million, which was approved in prior years’ capital budgets. In order to avoid additional unit downtime, we are phasing in this crude expansion. Our current crude capacity has just been increased from 75,000 BPSD to 82,000 BPSD and we plan to phase in a further increase to 85,000 BPSD in the fourth quarter of 2007. An additional 100 ton per day sulfur recovery unit included in the 2006 capital budget at a cost of $26.0 million is planned for start-up in the second quarter of 2008. It is anticipated that these projects will also enable the Navajo Refinery, without significant additional investment, to comply with LSG specifications required by the end of 2010.
We have completed a clean fuels project at the Woods Cross Refinery calling for the construction of a diesel hydrotreater unit, at an approximate cost of $35.0 million, which was approved in prior years, and execution of a long term hydrogen contract that has enabled Holly Refining and Marketing – Woods Cross to produce ULSD. This project will also create the infrastructure required for the additional Woods Cross project discussed below. The Woods Cross Refinery is required to meet Maximum Achievable Control Technology (“MACT”) requirements on its FCC flue gas by January 1, 2010. We plan to desulfurize FCC feed prior to this 2010 date to comply with these requirements as well as the future LSG requirements.
The above mentioned regulatory compliance items, including the ULSD and LSG requirements, or other presently existing or future environmental regulations could cause us to make additional capital investments beyond those described above and/or incur additional operating costs to meet applicable requirements.
We have recently announced preliminary plans for significant new capital projects at both our Navajo and Woods Cross refineries to provide feedstock flexibility and expansions of refining capacity at both facilities. These additional planned projects have not at this point been approved by our Board of Directors. The proposed strategy for the Navajo Refinery calls for the installation of a new crude unit, gas oil hydrocracker, solvent de-asphalter and hydrogen plant, which would permit processing up to 100,000 BPSD of crude. The Navajo project would enable us to increase our ability to capture light/heavy crude differentials on 20,000 BPSD. We currently estimate that the cost of the Navajo project would be approximately $240 million and that the project could be completed in the third quarter of 2008. The proposed strategy for the Woods Cross Refinery calls for the expansion and revamp of its crude unit for heavier crudes, the installation of a 10,000 BPSD gas oil hydrotreater which is expandable to 15,000 BPSD and can be converted in the future to a hydrocracker, the expansion and revamp of the solvent de-asphalter to 12,000 BPSD, and the addition of extra sulfur recovery capacity, which would enable processing of up to 30,000 BPSD of crude. Additionally, the Woods Cross project would enable us to increase Canadian heavy/sour crude runs

HOLLY CORPORATION
to approximately 20,000 BPSD. This would enable us to take advantage of the wide discounts on Canadian crude when available, and provide a basis for additional crude flexibility and expansion. We currently estimate the cost of the Woods Cross project would be approximately $60 million and that the project could be completed in the third quarter of 2008. If we proceed with the projects described above for the Navajo and Woods Cross refineries, we estimate that our total capital expenditures in 2007 and 2008 would be approximately $200 million each year.
To fully take advantage of the economics on the Woods Cross project under consideration, additional crude pipeline capacity would be required to move Canadian crude to the Woods Cross Refinery. We are currently working with HEP to explore options available. We are also working with HEP in evaluating a refined products pipeline from Salt Lake City to Las Vegas.
On October 22, 2004, the American Jobs Creation Act of 2004 (“2004 Act”) was signed into law. Among other things, the 2004 Act creates tax incentives for small business refiners incurring costs to produce ULSD. The 2004 Act provides an immediate deduction of 75% of certain costs paid or incurred to comply with the ULSD standards, and a tax credit based on ULSD production of up to 25% of those costs. We estimate the tax savings that we would derive from planned capital expenditures associated with the 2004 Act would result in a reduction in our income tax expense of approximately $10.0 million in both 2006 and 2007, representing the difference between the value of allowed credits under the 2004 Act as compared to the value of depreciating the investments. On August 8, 2005, the Energy Policy Act of 2005 (“2005 Act”) was signed into law. Among other things, the 2005 Act creates tax incentives for refiners by providing for an immediate deduction of 50% of certain refinery capacity expansion costs when the assets are placed in service.
Cash Flows — Financing Activities
Net cash flows used for financing activities were $87.1 million for the six months ended June 30, 2006, as compared to cash flows provided by financing activities of $122.1 million for the six months ended June 30, 2005, a net change of $209.2 million. Under our stock repurchase program announced November 7, 2005, we purchased treasury stock of $90.9 million during the six months ended June 30, 2006. Under our stock repurchase program announced May 19, 2005, we purchased treasury stock of $26.1 million during the six months ended June 30, 2005. Also, during the six months ended June 30, 2006 and 2005, we repurchased at current market price from certain executives common stock at a cost of approximately $1.4 million and $0.8 million, respectively; these purchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means. During the six months ended June 30, 2006, we paid $5.9 million in dividends, received $2.2 million for common stock issued upon exercise of stock options, and recognized $8.9 million in excess tax benefits on our equity based compensation. In connection with HEP’s Alon asset acquisition on February 28, 2005, HEP received proceeds of $147.4 million from the issuance of senior notes and paid down borrowings under its credit facility netting to $25.0 million. In connection with HEP’s purchase of our intermediate lines, HEP received proceeds of $34.6 million from additional issuance of their HEP Senior Notes. Additionally, during the first six months of 2005, we paid $5.1 million in dividends, received $2.6 million for common stock issued upon exercise of stock options, made distributions of $9.5 million to the minority interest partners of HEP and recognized $5.0 million in excess tax benefits on our equity based compensation.
Contractual Obligations and Commitments
During the six months ended June 30, 2006, there were no significant changes to our contractual obligations and commitments.
HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on HEP’s refined product pipelines or throughput in HEP’s terminals a volume of refined products that will result in a minimum level of revenue to HEP of $36.7 million annually. During the six months ended June 30, 2006, the HEP PTA was amended to reflect certain rate changes, most significantly a re-negotiation of the tariffs on our refined products shipped on the pipelines that serve our Navajo Refinery, but such

HOLLY CORPORATION
amendment did not affect our obligations under the minimum revenue commitment. Under the HEP IPA, we agreed to transport volumes of intermediate products on the intermediate pipelines that will result in a minimum level of revenues to HEP of approximately $11.8 million annually. Minimum revenues for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15 million relates solely to the intermediate pipelines.
HEP financed the Alon transaction through a private offering of $150 million principal amount of HEP Senior Notes. HEP increased these notes to $185 million as part of the purchase of our intermediate pipelines. The $185 million HEP Senior Notes are not recorded on our accompanying consolidated balance sheets due to the deconsolidation of HEP effective July 1, 2005. The HEP Senior Notes were reflected on our consolidated balance sheets (because HEP was a consolidated subsidiary) through June 30, 2005. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of $35 million of the principal amount of the HEP Senior Notes.
In discussions beginning in the last half of 2005, the EPA and the State of Utah have asserted that we have liabilities relating to the Federal Clean Air Act at our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have tentatively agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement similar to the 2001 Consent Agreement we entered into for our Navajo and Montana refineries. The tentative settlement agreement, which has not yet been put into a final written agreement, includes proposed obligations for us to make specified additional capital investments expected to total up to approximately $10 million over several years and to make changes in operating procedures at the refinery. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the tentative settlement. With respect to the 2001 Consent Agreement we entered into for our Navajo and Montana refineries, following the sale of the Montana Refinery in March 2006 our remaining commitment relates to the Navajo Refinery and, with the investments made to date, our outstanding required investments are no longer significant.
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

HOLLY CORPORATION
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
The Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” and the FASB ratified it in September 2005. This standard addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this standard is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. We adopted this standard effective April 1, 2006 and no longer account for certain crude oil transactions on a net basis.
With respect to supplying crude oil to our refineries, crude oil is often purchased in locations distant from our refineries and exchanged for crude oil that is transportable to our refineries. These buy/sell exchanges are done in contemplation of one another and allow us to receive the optimal crude blend and quantities at our refineries. All of the crude oil buy/sell transactions done in supplying crude oil to our refineries are recorded as exchanges with the net differential reflected in costs of sales. We also purchase crude oil from producers and other petroleum companies in excess of the needs of our refineries for resale to other purchasers or users of crude oil. With respect to these resales that are in the form of buy/sell exchanges with the same counterparty, the net differential of the exchanges is reflected in costs of products sold. Additionally, certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under the new accounting guidance, these direct sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included in cost of products sold. Prior to our adoption of EITF 04-13, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold. During the quarter ended June 30, 2006, these crude oil sales amounted to $131.3 million with a corresponding cost of $131.1 million, resulting in a gain on these transactions of $0.2 million.
ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
This discussion should be read in conjunction with the discussion under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
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

HOLLY CORPORATION
We periodically utilize petroleum commodity futures contracts to reduce our exposure to price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. Additionally, in 2005 we entered into certain transactions relating to forecasted sales of diesel fuel from our refineries, where our principal objective was to take advantage of the recent high margins (or crack spreads, being the difference between the price of diesel fuel and the cost of crude oil) on a portion of our diesel fuel sales. To effect these hedges, we sold heating oil futures (which most closely match diesel fuel pricing) and bought crude oil futures (or entered into commodity swap transactions with terms that mirror the futures market). Our objective has been to either liquidate the positions as the crack spreads return to more normalized levels or to hold these positions until the forecasted diesel fuel sales are made, effectively locking in the diesel fuel crack spreads (or margins) at the high levels. Our strategy has been to enter into these transactions only when the margins are at historically very high levels, and to have no more than 25% of our diesel fuel production hedged at any given time. During 2005, we entered into hedges totaling 1,505,000 barrels covering forecasted diesel fuel sales from November 2005 to February 2006. The positions were fully liquidated during August to November 2005 resulting in a realized gain of $3.2 million, which was recorded as a decrease in cost of products sold in 2005. We have not had any open positions since November 2005.
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
At June 30, 2006, we had no outstanding debt. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk on any bank borrowings would be very low. At times, we have used borrowings under our credit facility to finance our working capital needs. There were no borrowings under the credit facilities at June 30, 2006. We invest a substantial part of available cash in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments was low. We also invest the remainder of available cash in portfolios of highly rated marketable debt securities, primarily issued by government entities, that have an average remaining duration (including any cash equivalents invested) of not greater than one year and hence the interest rate market risk implicit in these investments is also low. A hypothetical 10% change in the market interest rate over the next year would not materially impact our earnings, cash flow or financial condition since any borrowings under the credit facilities and our investments are at market rates and interest on borrowings and cash investments has historically not been significant as compared to our total operations.
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
Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation based upon accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA only from continuing operations.
Set forth below is our calculation of EBITDA from continuing operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Income from continuing operations	$87,729	$51,103	$118,889	$65,519
Add provision for income tax	50,148	30,872	65,635	39,912
Add interest expense	272	2,661	547	4,205
Subtract interest income	(2,408)	(2,085)	(4,143)	(3,253)
Add depreciation, depletion and amortization	10,683	12,317	18,707	23,345

EBITDA from continuing operations	$146,424	$94,868	$199,635	$129,728

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
We calculate refinery gross margin and net operating margin using net sales, cost of products and operating expenses, in each case averaged per produced barrel sold. These two margins do not include the effect of depreciation, depletion and amortization. Each of these component performance measures can be reconciled directly to our Statements of Income.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average per produced barrel:

Navajo Refinery
Net sales	$90.76	$65.73	$82.49	$61.50
Less cost of products	67.34	50.30	64.90	49.47

Refinery gross margin	$23.42	$15.43	$17.59	$12.03

Woods Cross Refinery
Net sales	$89.63	$67.35	$80.52	$61.17
Less cost of products	69.80	57.28	65.42	54.35

Refinery gross margin	$19.83	$10.07	$15.10	$6.82

Consolidated
Net sales	$90.43	$66.16	$81.98	$61.42
Less cost of products	68.06	52.14	65.03	50.68

Refinery gross margin	$22.37	$14.02	$16.95	$10.74

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for both of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$23.42	$15.43	$17.59	$12.03
Less refinery operating expenses	5.37	3.84	5.07	3.45

Net operating margin	$18.05	$11.59	$12.52	$8.58

Woods Cross Refinery
Refinery gross margin	$19.83	$10.07	$15.10	$6.82
Less refinery operating expenses	4.36	3.86	4.99	4.08

Net operating margin	$15.47	$6.21	$10.11	$2.74

Consolidated
Refinery gross margin	$22.37	$14.02	$16.95	$10.74
Less refinery operating expenses	5.08	3.84	5.05	3.61

Net operating margin	$17.29	$10.18	$11.90	$7.13

HOLLY CORPORATION
Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Navajo Refinery
Average sales price per produced barrel sold	$90.76	$65.73	$82.49	$61.50
Times sales of produced refined products sold (BPD)	66,320	77,600	73,000	80,230
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$547,747	$464,159	$1,089,940	$893,080

Woods Cross Refinery
Average sales price per produced barrel sold	$89.63	$67.35	$80.52	$61.17
Times sales of produced refined products sold (BPD)	27,500	27,820	25,410	26,450
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$224,299	$170,505	$370,328	$292,848

Sum of refined products sales from produced products sold from our two refineries (4)	$772,046	$634,664	$1,460,268	$1,185,928
Add refined product sales from purchased products and rounding (1)	168,064	60,863	252,343	123,030

Total refined products sales	940,110	695,527	1,712,611	1,308,958
Add direct sales of excess crude oil(2)	131,275	—	131,275	—
Add other refining segment revenue(3)	49,453	23,499	68,300	27,339

Total refining segment revenue	1,120,838	719,026	1,912,186	1,336,297
Add HEP sales and other revenue	—	19,521	—	36,034
Add corporate and other revenues	143	252	524	617
Subtract consolidations and eliminations	(141)	(10,144)	(276)	(19,574)

Sales and other revenues	$1,120,840	$728,655	$1,912,434	$1,353,374

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment revenue includes the revenues associated with NK Asphalt Partners subsequent to its consolidation in February 2005 and revenue derived from sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average sales price per produced barrel sold	$90.43	$66.16	$81.98	$61.42
Times sales of produced refined products sold (BPD)	93,820	105,420	98,410	106,680
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$772,046	$634,664	$1,460,268	$1,185,928

HOLLY CORPORATION
Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Navajo Refinery
Average cost of products per produced barrel sold	$67.34	$50.30	$64.90	$49.47
Times sales of produced refined products sold (BPD)	66,320	77,600	73,000	80,230
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$406,405	$355,198	$857,524	$718,385

Woods Cross Refinery
Average cost of products per produced barrel sold	$69.80	$57.28	$65.42	$54.35
Times sales of produced refined products sold (BPD)	27,500	27,820	25,410	26,450
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$174,675	$145,011	$300,880	$260,198

Sum of cost of products for produced products sold from our two refineries (4)	$581,080	$500,209	$1,158,404	$978,583
Add refined product costs from purchased products sold and rounding (1)	172,348	63,712	257,966	127,295

Total refined cost of products sold	753,428	563,921	1,416,370	1,105,878
Add crude oil cost of direct sales of excess crude oil(2)	131,061	—	131,061	—
Add other refining segment costs of products sold(3)	23,661	16,156	36,339	17,043

Total refining segment cost of products sold	908,150	580,077	1,583,770	1,122,921
Add corporate and other costs	—	—	—	—
Subtract consolidations and eliminations	(141)	(10,144)	(276)	(19,574)

Costs of products sold (exclusive of depreciation, depletion and amortization)	$908,009	$569,933	$1,583,494	$1,103,347

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment costs of products sold includes the costs of products for NK Asphalt Partners subsequent to its consolidation in February 2005 and costs attributable to sulfur credit sales.

(4)	The above calculations of costs of products from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average cost of products per produced barrel sold	$68.06	$52.14	$65.03	$50.68
Times sales of produced refined products sold (BPD)	93,820	105,420	98,410	106,680
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$581,080	$500,209	$1,158,404	$978,583

HOLLY CORPORATION
Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$5.37	$3.84	$5.07	$3.45
Times sales of produced refined products sold (BPD)	66,320	77,600	73,000	80,230
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$32,409	$27,117	$66,990	$50,100

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$4.36	$3.86	$4.99	$4.08
Times sales of produced refined products sold (BPD)	27,500	27,820	25,410	26,450
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$10,911	$9,772	$22,950	$19,533

Sum of refinery operating expenses per produced products sold from our two refineries (2)	$43,320	$36,889	$89,940	$69,633
Add other refining segment operating expenses and rounding (1)	5,790	4,931	11,603	8,275

Total refining segment operating expenses	49,110	41,820	101,543	77,908
Add HEP operating expenses	—	6,448	—	11,836
Add corporate and other costs	(18)	—	16	—

Operating expenses (exclusive of depreciation, depletion and amortization)	$49,092	$48,268	$101,559	$89,744

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of NK Asphalt Partners subsequent to its consolidation in February 2005.

(2)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average refinery operating expenses per produced barrel sold	$5.08	$3.84	$5.05	$3.61
Times sales of produced refined products sold (BPD)	93,820	105,420	98,410	106,680
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$43,320	$36,889	$89,940	$69,633

HOLLY CORPORATION
Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Navajo Refinery
Net operating margin per barrel	$18.05	$11.59	$12.52	$8.58
Add average refinery operating expenses per produced barrel	5.37	3.84	5.07	3.45

Refinery gross margin per barrel	23.42	15.43	17.59	12.03
Add average cost of products per produced barrel sold	67.34	50.30	64.90	49.47

Average sales price per produced barrel sold	$90.76	$65.73	$82.49	$61.50
Times sales of produced refined products sold (BPD)	66,320	77,600	73,000	80,230
Times number of days in period	91	91	181	181

Refined products sales from produced products sold	$547,747	$464,159	$1,089,940	$893,080

Woods Cross Refinery
Net operating margin per barrel	$15.47	$6.21	$10.11	$2.74
Add average refinery operating expenses per produced barrel	4.36	3.86	4.99	4.08

Refinery gross margin per barrel	19.83	10.07	15.10	6.82
Add average cost of products per produced barrel sold	69.80	57.28	65.42	54.35

Average sales price per produced barrel sold	$89.63	$67.35	$80.52	$61.17
Times sales of produced refined products sold (BPD)	27,500	27,820	25,410	26,450
Times number of days in period	91	91	181	181

Refined products sales from produced products sold	$224,299	$170,505	$370,328	$292,848

Sum of refined products sales from produced products sold from our two refineries (4)	$772,046	$634,664	$1,460,268	$1,185,928
Add refined product sales from purchased products and rounding (1)	168,064	60,863	252,343	123,030

Total refined products sales	940,110	695,527	1,712,611	1,308,958
Add direct sales of excess crude oil(2)	131,275	—	131,275	—
Add other refining segment revenue (3)	49,453	23,499	68,300	27,339

Total refining segment revenue	1,120,838	719,026	1,912,186	1,336,297
Add HEP sales and other revenue	—	19,521	—	36,034
Add corporate and other revenues	143	252	524	617
Subtract consolidations and eliminations	(141)	(10,144)	(276)	(19,574)

Sales and other revenues	$1,120,840	$728,655	$1,912,434	$1,353,374

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment revenue includes the revenues associated with NK Asphalt Partners subsequent to its consolidation in February 2005 and revenue derived from sulfur credit sales.

HOLLY CORPORATION

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net operating margin per barrel	$17.29	$10.18	$11.90	$7.13
Add average refinery operating expenses per produced barrel	5.08	3.84	5.05	3.61

Refinery gross margin per barrel	22.37	14.02	16.95	10.74
Add average cost of products per produced barrel sold	68.06	52.14	65.03	50.68

Average sales price per produced barrel sold	$90.43	$66.16	$81.98	$61.42
Times sales of produced refined products sold (BPD)	93,820	105,420	98,410	106,680
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$772,046	$634,664	$1,460,268	$1,185,928

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
In discussions beginning in the last half of 2005, the EPA and the State of Utah have asserted that we have Federal Clean Air Act liabilities relating to our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have tentatively agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement similar to the 2001 Consent Agreement we entered into for our Navajo and Montana refineries. The tentative settlement agreement, which has not yet been put into a final written agreement, includes proposed obligations for us to make specified additional capital investments expected to total up to approximately $10 million over several years and to make changes in operating procedures at the refinery. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising

HOLLY CORPORATION
from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the tentative settlement.
Our Navajo Refining Company subsidiary is named as a defendant, along with approximately 45 other companies involved in oil refining and marketing and related businesses, in a lawsuit filed in May 2006 by the State of New Mexico in the U.S. District Court for the District of New Mexico. The lawsuit alleges that the defendants are liable for contaminating the waters of New Mexico through producing and/or supplying methyl tertiary butyl ether (“MTBE”) or gasoline or other products containing MTBE. The claims made are for defective design or product, failure to warn, negligence, public nuisance, statutory public nuisance, private nuisance, trespass, and civil conspiracy. The suit seeks compensatory damages unspecified in amount, injunctive relief, exemplary and punitive damages, costs, attorney’s fees allowed by law, and interest allowed by law. As of the close of business on the day prior to the date of this report, Navajo has not been served in this case. It is not possible to predict the likely course or outcome of this litigation.
The Montana Department of Environmental Quality (“MDEQ”) has notified us that the MDEQ proposes to seek enforcement of a proposed penalty of $106,000 against us based on alleged violations by the Montana Refinery in late 2004 and early 2005 of certain limitations on sulfur dioxide in the refinery’s air emissions permit. We do not believe that the permit should be interpreted as proposed by the MDEQ with respect to most of the alleged violations and we are not able to predict the outcome of this matter.
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.

HOLLY CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Common Stock Repurchases Made in the Quarter
On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes the repurchases made during the quarter ended June 30, 2006. The number of shares repurchased prior to our two-for-one stock split effective June 1, 2006 and the per share amounts have been adjusted to reflect the split on a retrospective basis.

				Maximum Dollar
			Total Number of	Value of Shares Yet
			Shares Purchased as	to be Purchased as
	Total Number of	Average Price Paid	Part of $200 Million	Part of the $200
Period	Shares Purchased	Per Share	Program	Million Program
April 2006	284,738	$38.64	284,738	$95,160,521
May 2006	—	—	—	$95,160,521
June 2006	391,515	$41.03	391,515	$79,096,799

Total	676,253	$40.03	676,253

The total shares purchased during the second quarter of 2006 reflected herein include 67,999 shares at a total cost of $3.0 million that were not settled until July 2006, and therefore are not included on our cash flow statement for the six months ended June 30, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on May 11, 2006, all ten of the nominees for directors as listed in the proxy statement were elected.
Election of Directors

	Total Votes	Total Votes
	“For”	“Withheld”
Buford P. Berry	25,546,620	1,022,827
Matthew P. Clifton	21,759,502	4,809,945
W. John Glancy	21,027,352	5,542,095
William J. Gray	20,245,531	6,323,916
Marcus R. Hickerson	20,049,297	6,520,150
Thomas K. Matthews, II	23,759,179	2,810,268
Robert G. McKenzie	24,240,429	2,329,018
C. Lamar Norsworthy, III	21,117,954	5,451,493
Jack P. Reid	24,101,049	2,468,398
Paul T. Stoffel	24,576,430	1,993,017
Our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 50,000,000 shares to 100,000,000.

			Broker
Total Votes “For”	Total Votes “Withheld”	Abstentions	Non-Votes
23,940,927	2,563,545	64,975	—

HOLLY CORPORATION
Item 6. Exhibits
(a) Exhibits

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

HOLLY CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION

(Registrant)

Date: August 7, 2006	/s/ P. Dean Ridenour

P. Dean Ridenour
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial Officer
(Principal Financial Officer)