Form 10-Q
period 2006-09-30
HOLLY CORP
filed 2006-11-06
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-3876
HOLLY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1056913

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crescent Court, Suite 1600 Dallas, Texas	75201-6915

(Address of principal executive offices)	(Zip Code)

(214) 871-3555

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
56,144,479 shares of Common Stock, par value $.01 per share, were outstanding on October 31, 2006.

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
     “PPM” means parts-per-million.
     “Refining gross margin” or “refinery gross margin” means the difference between average net sales price and average costs of products per barrel of produced refined products. This margin does not include the effect of associated depreciation, depletion and amortization costs.
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
     “Sour crude oil” means crude oil containing quantities of sulfur equal to or greater than 0.4 percent by weight, while “sweet crude oil” means crude oil containing quantities of sulfur less than 0.4 percent by weight.
     “ULSD” or ultra low sulfur diesel, means diesel fuel that contains less than 15 PPM of total sulfur.
     “Vacuum distillation” means the process of distilling vapor from liquid crudes, usually by heating, and condensing below atmospheric pressure the vapor back to liquid in order to purify, fractionate or form the desired products.

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,628	$49,064
Marketable securities	91,755	189,978

Accounts receivable: Product and transportation	175,042	145,736
Crude oil resales	222,209	254,734
Related party receivable	2,519	1,434

	399,770	401,904

Inventories: Crude oil and refined products	90,584	91,257
Materials and supplies	13,713	12,082

	104,297	103,339

Income taxes receivable	725	—
Prepayments and other	28,715	14,639
Assets of discontinued operations	624	30,612

Total current assets	820,514	789,536

Properties, plants and equipment, at cost	611,902	532,641
Less accumulated depreciation, depletion and amortization	(229,010)	(216,502)

	382,892	316,139

Marketable securities (long-term)	4,074	15,800

Other assets: Turnaround costs (long-term)	6,351	7,309
Intangibles and other	14,961	14,116

	21,312	21,425

Total assets	$1,228,792	$1,142,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$516,810	$518,584
Accrued liabilities	45,506	41,235
Income taxes payable	—	5,538
Liabilities of discontinued operations	4,237	14,076

Total current liabilities	566,553	579,433

Deferred income taxes	22,122	9,989
Other long-term liabilities	13,678	19,101
Commitments and contingencies	—	—
Distributions in excess of investment in Holly Energy Partners	163,701	157,026

Stockholders’ equity:
Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 100,000,000 and 50,000,000 shares authorized; 71,747,560 and 35,378,646 shares issued as of September 30, 2006 and December 31, 2005, respectively	717	354
Additional capital	63,180	43,344
Retained earnings	702,760	495,819
Accumulated other comprehensive loss	(5,183)	(4,802)
Common stock held in treasury, at cost – 15,793,926 and 6,002,175 shares as of September 30, 2006 and December 31, 2005, respectively	(298,736)	(157,364)

Total stockholders’ equity	462,738	377,351

Total liabilities and stockholders’ equity	$1,228,792	$1,142,900

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales and other revenues	$1,172,693	$880,520	$3,085,127	$2,233,895

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	979,309	725,286	2,562,803	1,828,632
Operating expenses (exclusive of depreciation, depletion and amortization)	54,146	42,287	155,705	132,031
General and administrative expenses (exclusive of depreciation, depletion and amortization)	12,566	12,619	44,813	35,527
Depreciation, depletion and amortization	9,480	8,549	28,187	31,896
Exploration expenses, including dry holes	102	69	329	310

Total operating costs and expenses	1,055,603	788,810	2,791,837	2,028,396

Income from operations	117,090	91,710	293,290	205,499

Other income (expense):
Equity in loss of joint ventures	—	—	—	(685)
Equity in earnings of Holly Energy Partners	3,596	3,296	8,324	3,296
Minority interests in income of partnerships	—	—	—	(6,721)
Interest income	2,747	1,202	6,890	4,455
Interest expense	(268)	(501)	(815)	(4,706)

	6,075	3,997	14,399	(4,361)

Income from continuing operations before income taxes	123,165	95,707	307,689	201,138

Income tax provision:
Current	37,918	36,360	101,762	75,385
Deferred	6,046	(670)	7,837	217

	43,964	35,690	109,599	75,602

Income from continuing operations before cumulative change in accounting principle	79,201	60,017	198,090	125,536
Cumulative effect of accounting change (net of income tax expense of $426)	—	669	—	669

Income from continuing operations	79,201	60,686	198,090	126,205

Discontinued operations
Income from discontinued operations	21	1,033	7,012	1,572
Gain (loss) on sale of discontinued operations	(220)	—	13,805	—

Income (loss) from discontinued operations, net of taxes	(199)	1,033	20,817	1,572

Net income	$79,002	$61,719	$218,907	$127,777

Basic earnings per share:
Continuing operations	$1.40	$0.99	$3.45	$2.02
Discontinued operations	—	0.02	0.36	0.02

Net income	$1.40	$1.01	$3.81	$2.04

Diluted earnings per share:
Continuing operations	$1.37	$0.97	$3.38	$1.97
Discontinued operations	—	0.01	0.35	0.03

Net income	$1.37	$0.98	$3.73	$2.00

Cash dividends declared per common share	$0.08	$0.05	$0.21	$0.14

Average number of common shares outstanding:
Basic	56,555	61,236	57,393	62,506
Diluted	57,783	62,772	58,643	63,960
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$218,907	$127,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization (includes discontinued operations)	28,737	34,336
Deferred income taxes (includes discontinued operations)	5,395	131
Minority interests in income of partnerships	—	6,721
Distributions in excess of equity in earnings of HEP and joint ventures	6,675	1,706
Equity based compensation expense	3,883	1,608
Gain on sale of assets, before income taxes	(22,004)	—
(Increase) decrease in current assets:
Accounts receivable	13,531	(199,045)
Inventories	(8,414)	(1,336)
Income taxes receivable	(725)	10,735
Prepayments and other	(10,744)	(10)
Increase (decrease) in current liabilities:
Accounts payable	(17,295)	166,589
Accrued liabilities	9,431	(1,026)
Income taxes payable	(5,354)	18,964
Turnaround expenditures	(7,122)	(1,038)
Other, net	(6,630)	(3,236)

Net cash provided by operating activities	208,271	162,876
Cash flows from investing activities:
Additions to properties, plants and equipment	(89,182)	(58,062)
Net cash proceeds from sale of Montana Refinery	48,872	—
Acquisition by HEP of pipeline and terminal assets	—	(121,853)
Decrease in cash due to deconsolidation of HEP	—	(20,447)
Purchase of additional interest in joint venture, net of cash	—	(18,506)
Proceeds from sale of partial interest in joint venture	—	832
Purchases of marketable securities	(172,291)	(254,801)
Sales and maturities of marketable securities	285,943	209,371

Net cash provided by (used for) investing activities	73,342	(263,466)
Cash flows from financing activities:
Proceeds from issuance of Holly Energy Partners’:
Senior notes, net of underwriter discount	—	181,955
Common units, net of offering costs	—	43,788
Net decrease in borrowings under revolving credit agreements	—	(25,000)
Debt issuance costs	—	(948)
Issuance of common stock upon exercise of options	2,424	2,736
Purchase of treasury stock	(138,369)	(80,899)
Cash dividends	(10,475)	(8,232)
Cash distributions to minority interests	—	(9,486)
Excess tax benefit from equity based compensation	10,371	5,525

Net cash provided by (used for) financing activities	(136,049)	109,439
Cash and cash equivalents:
Increase for the period	145,564	8,849
Beginning of period	49,064	67,460

End of period	$194,628	$76,309

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$510	$1,486
Income taxes	$112,274	$40,569
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$79,002	$61,719	$218,907	$127,777
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain (loss) on available for sale securities	(332)	131	(531)	106
Reclassification adjustment to net income on sale of equity securities	(84)	—	(94)	—

Total unrealized gain (loss) on available for sale securities	(416)	131	(625)	106
Income tax expense (benefit)	(163)	51	(244)	41

Other comprehensive income (loss)	(253)	80	(381)	65

Total comprehensive income	$78,749	$61,799	$218,526	$127,842

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
     As of the close of business on September 30, 2006, we:
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
On March 31, 2006 we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). Accordingly, the results of operations of the Montana Refinery and a gain of $13.8 million on the sale are shown in discontinued operations (see Note 2).
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
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2006, the consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2006 and 2005 and consolidated cash flows for the nine months ended September 30, 2006 and 2005 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.
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
Our results of operations for the first nine months of 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which we determined to be immaterial, have been made to prior reported amounts to conform to current classifications. Due to the sale of the Montana Refinery, we reclassified certain amounts previously reported and now report such amounts as from discontinued operations.

HOLLY CORPORATION
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
EITF No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”
The Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” and the FASB ratified it in September 2005. This standard addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when purchases and sales should be recorded as an exchange measured at the book value of the item sold. The consensus in this standard is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. We adopted this standard effective April 1, 2006 and no longer account for certain crude oil transactions on a net basis.
With respect to supplying crude oil to our refineries, crude oil is often purchased in locations distant from our refineries and exchanged for crude oil that is transportable to our refineries. These buy/sell exchanges are done in contemplation of one another and allow us to receive the optimal crude blend and quantities at our refineries. All of the crude oil buy/sell transactions done in supplying crude oil to our refineries are recorded as exchanges with the net differential reflected in costs of sales. We also purchase crude oil from producers and other petroleum companies in excess of the needs of our refineries for resale to other purchasers or users of crude oil. With respect to these resales that are in the form of buy/sell exchanges with the same counterparty, the net differential of the exchanges is reflected in cost of products sold. Additionally, certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under the new accounting guidance, these direct sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included in cost of products sold. Prior to our adoption of EITF 04-13, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold. During the quarter and nine months ended September 30, 2006, these crude oil sales amounted to $143.1 million and $274.4 million with corresponding costs of $142.9 million and $273.9 million, respectively, resulting in gains on these transactions of $0.2 million and $0.5 million, respectively.
Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and

HOLLY CORPORATION
transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of this interpretation will have on our financial condition, results of operations and cash flows.
SFAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. We believe the adoption of this standard will not have a material effect on our financial condition, results of operations and cash flows.
SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements no. 87, 88, 106 and 132(R). This amendment requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year-end financial statements. This standard is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.
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
The following tables provide summarized income statement information related to discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Sales and other revenues from discontinued operations	$51	$54,759	$53,912	$124,405

Income from discontinued operations before income taxes	$31	$1,660	$11,176	$2,526
Income tax expense	(10)	(627)	(4,164)	(954)

Income from discontinued operations, net	21	1,033	7,012	1,572

Gain (loss) on sale of discontinued operations before income taxes	(354)	—	22,004	—
Income tax (expense) benefit	134	—	(8,199)	—

Gain (loss) on sale of discontinued operations, net	(220)	—	13,805	—

Income (loss) from discontinued operations, net	$(199)	$1,033	$20,817	$1,572

HOLLY CORPORATION
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

HOLLY CORPORATION
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
We hold 7,000,000 subordinated units and 70,000 common units of HEP as of September 30, 2006. Our rights as holder of subordinated units to receive distributions of cash from HEP are subordinated to the rights of the common unitholders to receive such distributions.
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
The following table sets forth the changes in our investment account balance with HEP for the nine months ended September 30, 2006 (In thousands):

Investment in HEP balance at December 31, 2005	$(157,026)
Equity in the earnings of HEP	8,324
Regular quarterly distributions from HEP	(14,999)

Investment in HEP balance at September 30, 2006	$(163,701)

The following tables provide summary financial results for HEP.

	September 30,	December 31,
	2006	2005
	(In thousands)
Current assets	$20,997	$28,705
Properties and equipment, net	160,894	162,298
Transportation agreements and other	60,610	63,772

Total assets	$242,501	$254,775

Current liabilities	$12,456	$9,251
Long-term liabilities	181,801	181,711
Minority interest	10,638	11,753
Partners’ equity	37,606	52,060

Total liabilities and partners’ equity	$242,501	$254,775

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Revenues	$22,899	$21,517	$63,864	$57,551
Operating costs and expenses	12,098	11,332	36,723	31,347

Operating income	10,801	10,185	27,141	26,204
Other expenses, net	(3,050)	(2,893)	(9,257)	(6,545)

Net income	$7,751	$7,292	$17,884	$19,659

We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs, and administrative costs under the Holly PTA, Holly IPA and an Omnibus Agreement.
•	Pipeline and terminal expenses paid to HEP were $14.3 million and $12.5 million for the three months ended September 30, 2006 and 2005, respectively, and $37.3 million and $31.9 million for the nine months ended September 30, 2006 and 2005, respectively.

•	We charged HEP $0.5 million for the three months ended September 30, 2006 and 2005 and $1.5 million for the nine months ended September 30, 2006 and 2005 for general and administrative services under the Omnibus Agreement, which we recorded as a reduction in expenses.

•	HEP reimbursed us for costs of employees supporting their operations of $2.0 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and $5.7 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively, which we recorded as a reduction in expenses.

•	We reimbursed HEP $42,000 and $47,000 for certain costs paid on our behalf for the three months ended September 30, 2006 and 2005, respectively, and $138,000 and $161,000 for the nine months ended September 30, 2006 and 2005, respectively.

•	We received as regular distributions on our subordinated units, common units and general partner interest, $5.2 million and $4.3 million for the three months ended September 30, 2006 and 2005, respectively, and $15.0 million and $12.0 million for the nine months ended September 30, 2006 and 2005, respectively. Our distributions for the three months ended September 30, 2006 and 2005 included $0.3 million and $0.1, respectively, in incentive distributions with respect to our general partner interest. General partner incentive distributions of $0.8 million and $0.1 were included in our distributions for the nine months ended September 30, 2006 and 2005, respectively.

•	We had a net payable to HEP of $2.3 million and $3.6 million at September 30, 2006 and December 31, 2005, respectively.

•	“Prepayments and other” includes $2.7 million and $1.0 million at September 30, 2006 and December 31, 2005, respectively, related to minimum revenue payments under the HEP IPA which may be applied as credits against future billings from HEP when our shipments exceed the minimum volume commitments on the intermediate pipelines.
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

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income	$79,002	$61,719	$218,907	$127,777

Average number of shares of common stock outstanding	56,555	61,236	57,393	62,506
Effect of dilutive stock options and variable restricted shares	1,228	1,536	1,250	1,454

Average number of shares of common stock outstanding assuming dilution	57,783	62,772	58,643	63,960

Income per share – basic	$1.40	$1.01	$3.81	$2.04

Income per share – diluted	$1.37	$0.98	$3.73	$2.00

NOTE 5: Stock-Based Compensation
On September 30, 2006 we had three principal share-based compensation plans, which are described below. The compensation cost that has been charged against income for these plans was $14.0 million and $5.6 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statements for share-based compensation arrangements was $5.4 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. It is currently our practice to issue new shares for settlement of option exercises, restricted stock grants or performance share units settled in stock. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods, which results in a higher expense in the earlier periods of the grants. At September 30, 2006, 2,642,174 shares of common stock were reserved for future grants under the current long-term incentive compensation plan, which reservation allows for awards of options, restricted stock, or other performance awards.
Previously awarded stock options and all other compensation arrangements based on the market value of our common stock have been adjusted to reflect the two-for-one stock split effective June 1, 2006.
Stock Options
Under our Long-Term Incentive Compensation Plan and a previous stock option plan, we have granted stock options to certain officers and other key employees. All the options have been granted at prices equal to the market value of the shares at the time of the grant and normally expire on the tenth anniversary of the grant date. These awards generally vest 20% at the end of each of the five years after the grant date. There have been no options granted since December 2001. The fair value on the date of grant of each option awarded has been estimated using the Black-Scholes option pricing model.
A summary of option activity as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

			Weighted-
		Weighted–	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at January 1, 2006	2,479,500	$2.50
Exercised	(824,300)	$2.94
Forfeited or expired	—	—

Outstanding at September 30, 2006	1,655,200	$2.28	3.5	$67,950

Exercisable at September 30, 2006	1,615,200	$2.21	3.5	$66,415

HOLLY CORPORATION
The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $27.1 million and $14.7 million, respectively.
A summary of the status of our nonvested options as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Options	Options	Fair Value
Nonvested at January 1, 2006	408,800	$1.02
Vested	(368,800)	$0.91
Forfeited	—	—

Nonvested at September 30, 2006	40,000	$1.99

As of September 30, 2006, there was $18,000 of total unrecognized compensation cost related to the stock options granted. That cost is expected to be recognized over a weighted-average period of two months. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $0.3 million and $0.4 million, respectively.
Cash received from option exercises under the stock option plans for the nine months ended September 30, 2006 and 2005, was $2.4 million and $2.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $10.4 million and $5.5 million for the nine months ended September 30, 2006 and 2005, respectively.
Restricted Stock
Under our Long-Term Incentive Compensation Plan, we grant certain officers, other key employees and outside directors restricted stock awards with substantially all awards vesting generally over a period of one to five years. Although ownership of the shares does not transfer to the recipients until after the shares vest, recipients have dividend rights on these shares from the date of grant. The vesting for certain key executives is contingent upon certain earnings per share targets being realized. The fair value of each share of restricted stock awarded, including the shares issued to the key executives, was measured based on the market price as of the date of grant and is being amortized over the vesting periods, as we assume all restricted shares will fully vest.
A summary of restricted stock grant activity as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

		Weighted–
		Average
		Grant-Date	Aggregate Intrinsic
Restricted Stock	Grants	Fair Value	Value ($000)
Outstanding at January 1, 2006 (not vested)	545,808	$9.85
Vesting and transfer of ownership to recipients	(148,900)	$6.81
Granted	102,998	$30.91
Forfeited	(4,984)	$17.06

Outstanding at September 30, 2006 (not vested)	494,922	$15.07	$23,855

The total intrinsic value of restricted stock vested and transferred to recipients during the nine months ended September 30, 2006 and 2005 was $5.5 million and $2.5 million, respectively. As of September 30, 2006, there was $3.6 million of total unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $1.0 million.

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
The fair value of each performance share unit award based on financial performance criteria was measured based on the grant date stock price at February 16, 2006 of $29.50 (as adjusted for the two-for-one stock split effective June 1, 2006) and will apply to the number of shares ultimately issued for each award. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies and can range from zero to 200% of the number of performance share units issued. We currently have estimated the final payout of shares at 150%.
The fair value of each performance share unit award based on market performance criteria is computed based on an expected-cash-flow approach. The analysis utilizes the current stock price, dividend yield, historical total returns as of the measurement date, expected total returns based on a capital asset pricing model methodology, standard deviation of historical returns and comparison of expected total returns with the peer group. The expected total return and historical standard deviation are applied to a lognormal expected return distribution in a Monte Carlo simulation model to identify the expected range of potential returns and probabilities of expected returns.
For the nine months ended September 30, 2006, this valuation analysis was performed for the performance share units with market based performance on the February 10, 2006 effective date of the amendment of certain awards to provide for settlement in stock rather than cash, and at the end of the nine months, September 30, 2006.
At February 10, 2006, the price of our stock was $31.96 (as adjusted for the two-for-one stock split effective June 1, 2006), the latest quarterly dividend was $0.05 (as adjusted for the two-for-one stock split effective June 1, 2006), and the risk-free rates ranged from 4.68% to 4.70%, depending on the remaining performance period. The inputs affecting the range of expected total returns for us and the peer group are based on a capital asset pricing model utilizing information available at each measurement date. The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

		Standard
Company	Expected Return on Equity	Deviation (Monthly)
Holly	12.25%	10.9% to 12.1%
Peer group	10.0% to 13.5%	7.9% to 16.0%
At September 30, 2006, the price of our stock was $43.33, the latest quarterly dividend was $0.08, and the risk-free rates ranged from 4.38% to 4.86%, depending on the remaining performance period. The inputs affecting the range of expected total returns for us and the peer group are based on a capital asset pricing model utilizing information

HOLLY CORPORATION
available at each measurement date. The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

		Standard
Company	Expected Return on Equity	Deviation (Monthly)
Holly	12.2%	13.1% to 13.6%
Peer group	10.3% to 13.5%	10.1% to 16.0%
A summary of performance share units activity as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

			Financial
	Market Performance		Performance
	Payable in	Stock	Stock	Total
	Cash	Settled	Settled	Performance
Performance Share Units	Grants	Grants	Grants	Share Units
Outstanding at January 1, 2006 (nonvested)	356,524	—	—	356,524
Amended to settle in stock	(128,574)	128,574	—	—
Vesting and payment of benefit to recipients	—	—	—	—
Granted	—	—	75,984	75,984
Forfeited	(4,456)	—	—	(4,456)

Outstanding at September 30, 2006 (nonvested)	223,494	128,574	75,984	428,052

There was no cash paid during the nine months ended September 30, 2006 related to vested performance share units, while $6.3 million was paid during the nine months ended September 30, 2005 related to vested performance share units. As of September 30, 2006, the cash liability associated with these awards was $13.8 million and is recorded in accrued liabilities on our consolidated balance sheets. Based on the weighted average fair value at September 30, 2006 of $57.21, there was $6.2 million of total unrecognized compensation cost related to nonvested performance share units. That cost is expected to be recognized over a weighted-average period of 0.9 years.
NOTE 6: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consists of cash, cash equivalents, and investments in debt securities primarily issued by government entities. In addition, as part of the sale of the Montana Refinery, we received 1,000,000 shares of Connacher common stock.
We invest in highly-rated marketable debt securities, primarily issued by government entities, that have maturities at the date of purchase of greater than three months. These securities include investments in variable rate demand notes (“VRDN”) and auction rate securities (“ARS”). Although VRDN and ARS may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. Rates on ARS are reset through a Dutch auction process at intervals between 35 and 90 days, depending on the terms of the security. VRDN and ARS may be liquidated at par on the rate reset date. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are temporary and reported as a component of accumulated other comprehensive income.
The following is a summary of our available-for-sale securities at September 30, 2006:

HOLLY CORPORATION

	Available-for-Sale Securities
			Estimated
		Gross	Fair Value
		Unrealized	(Net Carrying
	Amortized Cost	Losses	Amount)
	(In thousands)
States and political subdivisions	$92,619	$(20)	$92,599
Equity securities	4,328	(1,098)	3,230

Total marketable securities	$96,947	$(1,118)	$95,829

During the nine months ended September 30, 2006 and 2005, we recognized $94,000 in gains related to 232 sales and maturities and $0.3 million in losses related to 168 sales and maturities respectively, in which we received $285.9 million and $209.4 million in proceeds, respectively. The realized gains and losses represent the difference between the purchase price and market value on the maturity or sales dates.
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
NOTE 8: Environmental
Consistent with our accounting policy for environmental remediation and cleanup costs, we expensed $3.6 million during the nine months ended September 30, 2006 and $0.4 million during the nine months ended September 30, 2005 for environmental remediation and cleanup obligations and certain environmental obligations retained in connection with our sale of the Montana Refinery. The accrued environmental liability reflected in the consolidated balance sheets was $6.2 million and $3.1 million at September 30, 2006 and December 31, 2005, respectively, of which $4.5 million and $2.0 million was classified as other long-term liabilities, respectively. Costs of future expenditures for environmental obligations are not discounted to their present value.

HOLLY CORPORATION
NOTE 9: Debt
Credit Facility
We have a $175 million secured revolving credit facility with Bank of America as administrative agent and lender, with a term of four years and an option to increase the facility to $225 million subject to certain conditions. This credit facility expires in 2008 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at September 30, 2006. At September 30, 2006, we had outstanding letters of credit totaling $2.3 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $172.7 million at September 30, 2006.
NOTE 10: Income taxes
The effective tax rate for continuing operations for the first nine months of 2006 was 35.6%, as compared to 37.6% for the first nine months of 2005. The reduction in the effective tax rate was principally due to income tax credits available to small business refiners incurring costs to produce ultra low sulfur diesel fuel.
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
Common Stock Repurchases: On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the nine months ended September 30, 2006, we repurchased under this repurchase initiative 3,743,188 shares at a cost of approximately $140.0 million (of which $3.0 million of the cash settlement was after September 30, 2006) or an average of $37.40 per share. Since inception of this repurchase initiative through September 30, 2006, we have repurchased 4,730,788 shares at a cost of approximately $169.9 million or an average of $35.92 per share.
On October 30, 2006, we announced that our Board of Directors had authorized a $100 million increase in the $200 million common stock repurchase program. The increase raises the authorized repurchase limit under the common stock repurchase program from $200 million to $300 million.
In October 2005, we completed the purchase of $100 million of our common stock, pursuant to a repurchase program authorized by our Board of Directors which we had announced in May 2005. Repurchases were made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During 2005, we repurchased 4,062,414 shares at a cost of approximately $100.0 million or an average of $24.62 per share under this repurchase initiative.
We have also made repurchases under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means. During the nine months ended September 30, 2006, we repurchased at current market price from certain executives 46,388 shares of our common stock at a cost of approximately $1.4 million. During the nine months ended September 30, 2005, we repurchased at current market price from certain executives 49,580 shares of our common stock at a cost of approximately $0.8 million.

HOLLY CORPORATION
NOTE 12: Other Comprehensive Income
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the three months ended September 30, 2006
Unrealized loss on securities available for sale	$(416)	$(163)	$(253)

Other comprehensive loss	$(416)	$(163)	$(253)

For the three months ended September 30, 2005
Unrealized gain on securities available for sale	$131	$51	$80

Other comprehensive income	$131	$51	$80

For the nine months ended September 30, 2006
Unrealized loss on securities available for sale	$(625)	$(244)	$(381)

Other comprehensive loss	$(625)	$(244)	$(381)

For the nine months ended September 30, 2005
Unrealized gain on securities available for sale	$106	$41	$65

Other comprehensive income	$106	$41	$65

The temporary unrealized loss or gain on securities available for sale is due to changes in market prices of securities.
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	September 30,	December 31,
	2006	2005
	(In thousands)
Pension obligation adjustment	$(4,501)	$(4,501)
Unrealized loss on securities available for sale	(682)	(301)

Accumulated other comprehensive loss	$(5,183)	$(4,802)

NOTE 13: Retirement Plan
We have a non-contributory defined benefit retirement plan that covers substantially all employees. Our policy is to make contributions annually of not less than the minimum funding requirements under the Employee Retirement Income Security Act of 1974. Benefits are based on the employees’ years of service and compensation.
The net periodic pension expense consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Service cost	$1,022	$862	$3,248	$2,585
Interest costs	1,018	941	3,115	2,824
Expected return on assets	(863)	(791)	(2,611)	(2,372)
Amortization of prior service cost	63	66	196	196
Amortization of net loss	217	241	825	724
One time cost incurred with sale of Montana Refinery	—	—	300	—

Net periodic benefit cost	$1,457	$1,319	$5,073	$3,957

HOLLY CORPORATION
The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2006 and 2005 net periodic benefit cost. We contributed $13.0 million to the retirement plan in the third quarter of 2006.
NOTE 14: Contingencies
We have pending proceedings in the United States Court of Appeals for the District of Columbia Circuit with respect to rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against Kinder Morgan’s SFPP, L.P. (“SFPP”). These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC relating principally to the period from 1993 through July 2000 resulted in reparations payments from SFPP to us in 2003 totaling approximately $15.3 million. In 2004 the appeals court issued its opinion relating principally to the period from 1993 through July 2000, ruling in favor of our positions on most of the disputed issues that concern us, and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. In May 2005, the FERC issued a general policy statement on an issue concerning the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships. The FERC in a later order applied this general policy statement to SFPP and such application is contrary to our position in this case. We and certain other refining companies have pending before the court of appeals petitions challenging the FERC policy on income taxes, decisions by the FERC in 2005 and early 2006 on certain of the remanded issues, and rulings by the FERC on some issues relating to periods after July 2000. In March 2006, SFPP submitted computations asserted to be based on the most recent determinations of the FERC in the case. In April 2006, we filed a protest and comments concerning a number of elements of these computations. One element of the computations, which is based on the FERC’s disputed 2005 policy on treatment of income taxes, would if ultimately sustained result in a requirement for us to repay to SFPP approximately $3.0 million of the $15.3 million reparations amount received by us from SFPP in 2003. Because proceedings in the FERC on remand have not been completed and our petitions for review to the court of appeals with respect to the FERC’s orders are pending, it is not possible to determine whether the amount of reparations actually due to us for the period from 1993 through July 2000 will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings are not likely to result in an obligation for us to repay more than the amount now asserted in SFPP’s most recent computations (approximately $3.0 million) and that the more likely final result would be either a smaller repayment by us than is now asserted by SFPP or a payment to us of additional reparations. The ultimate amount of reparations payable to us will be determined only after further proceedings in the FERC on issues that have not been finally determined by the FERC, further proceedings in the appeals court with respect to determinations by the FERC, and possibly future petitions by one or more of the parties seeking United States Supreme Court review of issues in the case.
In discussions beginning in the last half of 2005, the Environmental Protection Agency (“EPA”) and the State of Utah have asserted that we have liabilities relating to the Federal Clean Air Act at our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have tentatively agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement similar to the 2001 Consent Agreement we entered into for our Navajo and Montana refineries. The tentative settlement agreement, which has not yet been put into a final written agreement, includes proposed obligations for us to make specified additional capital investments expected to total up to approximately $10.0 million over several years and to make changes in operating procedures at the refinery. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the tentative settlement.

HOLLY CORPORATION
Our Navajo Refining Company subsidiary is named as a defendant, along with approximately 40 other companies involved in oil refining and marketing and related businesses, in a lawsuit originally filed in May 2006 by the State of New Mexico in the U.S. District Court for the District of New Mexico. The lawsuit, as amended in late October through the filing of a second amended complaint in the U.S. District Court for the Southern District of New York under multidistrict procedures, alleges that the defendants are liable for contaminating the waters of New Mexico through producing and/or supplying methyl tertiary butyl ether (“MTBE”) or gasoline or other products containing MTBE. The claims made are for defective design or product, failure to warn, negligence, public nuisance, statutory public nuisance, private nuisance, trespass, and civil conspiracy. The second amended complaint also contains a claim, which is asserted in the complaint only against certain other defendants but which appears to be similar to a claim that has been threatened in a mailing to Navajo by law firms representing the plaintiff in this case, alleging violations of certain provisions of the Toxic Substances Control Act. The lawsuit seeks compensatory damages unspecified in amount, injunctive relief, exemplary and punitive damages, costs, attorney’s fees allowed by law, and interest allowed by law. As of the close of business on the day prior to the date of this report, Navajo has not been served in this case. At the date of this report, it is not possible to predict the likely course or outcome of this litigation.
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

HOLLY CORPORATION
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

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP	and Other	Eliminations	Total
	(In thousands)
Three Months Ended September 30, 2006
Sales and other revenues	$1,172,409	$—	$404	$(120)	$1,172,693
Depreciation, depletion and amortization	$9,079	$—	$401	$—	$9,480
Income (loss) from operations	$129,775	$—	$(12,685)	$—	$117,090
Income (loss) from continuing operations before income taxes	$133,439	$—	$(10,274)	$—	$123,165

Three Months Ended September 30, 2005
Sales and other revenues	$880,228	$—	$417	$(125)	$880,520
Depreciation, depletion and amortization	$8,255	$—	$294	$—	$8,549
Income (loss) from operations	$104,262	$—	$(12,552)	$—	$91,710
Income (loss) from continuing operations before income taxes	$107,562	$—	$(11,855)	$—	$95,707

Nine Months Ended September 30, 2006
Sales and other revenues	$3,084,595	$—	$928	$(396)	$3,085,127
Depreciation, depletion and amortization	$27,046	$—	$1,141	$—	$28,187
Income (loss) from operations	$338,670	$—	$(45,380)	$—	$293,290
Income (loss) from continuing operations before income taxes	$347,295	$—	$(39,606)	$—	$307,689

Nine Months Ended September 30, 2005
Sales and other revenues	$2,216,526	$36,034	$1,034	$(19,699)	$2,233,895
Depreciation, depletion and amortization	$24,778	$6,212	$906	$—	$31,896
Income (loss) from operations	$223,182	$16,019	$(33,702)	$—	$205,499
Income (loss) from continuing operations before income taxes	$225,829	$12,367	$(30,739)	$(6,319)	$201,138

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
OVERVIEW
We are principally an independent petroleum refiner operating two refineries in Artesia and Lovington, New Mexico (operated as one refinery) and Woods Cross, Utah. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At September 30, 2006, we also owned a 45% interest in HEP, which owns and operates pipeline and terminalling assets and owns a 70% interest in Rio Grande.
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the southwestern and western United States. Additionally, starting April 1, 2006, we began recording direct sales of crude oil as revenues with the related acquisition costs included in cost of products, as required by recent accounting guidance (see” New Accounting Pronouncements” under “Critical Account Policies” below for additional discussion on this new accounting guidance). Prior to April 1, 2006, sales and cost of sales attributable to such crude oil direct sales were netted and presented in cost of products sold. During the nine months ended September 30, 2006, we recorded crude oil sales under this new guidance of $274.4 million with a corresponding cost of $273.9 million, resulting in a gain on these transactions of $0.5 million. Our total sales and other revenues for the nine months ended September 30, 2006 were $3,085.1 million and our net income for the nine months ended September 30, 2006 was $218.9 million. Our sales and other revenues and net income for the nine months ended September 30, 2005 were $2,233.9 million and $127.8 million, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the nine months ended September 30, 2006 were $2,791.8 million, an increase from $2,028.4 million for the nine months ended September 30, 2005.
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
On March 31, 2006 we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). The net cash proceeds we received on the sale of the Montana Refinery amounted to $48.9 million, net of transaction fees and expenses. Additionally we received 1,000,000 shares of Connacher common stock valued at approximately $4.3 million at March 31, 2006. We have presented in discontinued operations the results of the Montana Refinery operations and a gain of $13.8 million on the sale.
On November 7, 2005, we announced that our Board of Directors had authorized the repurchase of up to $200.0 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the nine months ended September 30, 2006, we repurchased under this repurchase initiative 3,743,188 shares at a cost of approximately $140.0 million (of which $3.0 million of the cash settlement was after September 30, 2006) or an average of $37.40 per share. Since inception of this repurchase initiative through September 30, 2006, we have repurchased 4,730,788 shares at a cost of approximately $169.9 million or an average of $35.92 per share.
On October 30, 2006, we announced that our Board of Directors had authorized a $100 million increase in the $200 million common stock repurchase program. The increase raises the authorized repurchase limit under the common stock repurchase program from $200 million to $300 million.

HOLLY CORPORATION
RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	September 30,		Change from 2005
	2006	2005 (1)	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$1,172,693	$880,520	$292,173	33.2%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	979,309	725,286	254,023	35.0
Operating expenses (exclusive of depreciation, depletion and amortization)	54,146	42,287	11,859	28.0
General and administrative expenses (exclusive of depreciation, depletion and amortization)	12,566	12,619	(53)	(0.4)
Depreciation, depletion and amortization	9,480	8,549	931	10.9
Exploration expenses, including dry holes	102	69	33	47.8

Total operating costs and expenses	1,055,603	788,810	266,793	33.8

Income from operations	117,090	91,710	25,380	27.7
Other income (expense):
Equity in earnings of HEP	3,596	3,296	300	9.1
Interest income	2,747	1,202	1,545	128.5
Interest expense	(268)	(501)	233	(46.5)

	6,075	3,997	2,078	52.0

Income from continuing operations before income taxes	123,165	95,707	27,458	28.7
Income tax provision	43,964	35,690	8,274	23.2

Income from continuing operations before cumulative change in accounting principle	79,201	60,017	19,184	32.0
Cumulative effect of accounting change (net of tax expense of $426)	—	669	(669)	(100.0)

Income from continuing operations	79,201	60,686	18,515	30.5
Income (loss) from discontinued operations, net of taxes	(199)	1,033	(1,232)	(119.3)

Net income	$79,002	$61,719	$17,283	28.0%

Basic earnings per share:
Continuing operations	$1.40	$0.99	$0.41	41.4%
Discontinued operations	—	0.02	(0.02)	(100.0)

Net income	$1.40	$1.01	$0.39	38.6%

Diluted earnings per share:
Continuing operations	$1.37	$0.97	$0.40	41.2%
Discontinued operations	—	0.01	(0.01)	(100.0)

Net income	$1.37	$0.98	$0.39	39.8%

Cash dividends declared per common share	$0.08	$0.05	$0.03	60.0%

Average number of common shares outstanding:
Basic	56,555	61,236	(4,681)	(7.6)%
Diluted	57,783	62,772	(4,989)	(7.9)%

(1)	Due to the sale of the Montana Refinery, we have reclassified certain amounts previously reported and now report such amounts as from discontinued operations.

HOLLY CORPORATION

	Nine Months Ended
	September 30,		Change from 2005
	2006	2005 (1)	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$3,085,127	$2,233,895	$851,232	38.1%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	2,562,803	1,828,632	734,171	40.1
Operating expenses (exclusive of depreciation, depletion and amortization)	155,705	132,031	23,674	17.9
General and administrative expenses (exclusive of depreciation, depletion and amortization)	44,813	35,527	9,286	26.1
Depreciation, depletion and amortization	28,187	31,896	(3,709)	(11.6)
Exploration expenses, including dry holes	329	310	19	6.1

Total operating costs and expenses	2,791,837	2,028,396	763,441	37.6

Income from operations	293,290	205,499	87,791	42.7
Other income (expense):
Equity in loss of joint ventures	—	(685)	685	(100.0)
Equity in earnings of HEP	8,324	3,296	5,028	152.5
Minority interests in income of partnerships	—	(6,721)	6,721	(100.0)
Interest income	6,890	4,455	2,435	54.7
Interest expense	(815)	(4,706)	3,891	(82.7)

	14,399	(4,361)	18,760	(430.2)

Income from continuing operations before income taxes	307,689	201,138	106,551	53.0
Income tax provision	109,599	75,602	33,997	45.0

Income from continuing operations before cumulative change in accounting principle	198,090	125,536	72,554	57.8
Cumulative effect of accounting change (net of tax expense of $426)	—	669	(669)	(100.0)

Income from continuing operations	198,090	126,205	71,885	57.0
Income from discontinued operations, net of taxes	20,817	1,572	19,245	1,224.2

Net income	$218,907	$127,777	$91,130	71.3%

Basic earnings per share:
Continuing operations	$3.45	$2.02	$1.43	70.8%
Discontinued operations	0.36	0.02	0.34	1,700.0

Net income	$3.81	$2.04	$1.77	86.8%

Diluted earnings per share:
Continuing operations	$3.38	$1.97	$1.41	71.6%
Discontinued operations	0.35	0.03	0.32	1,066.7

Net income	$3.73	$2.00	$1.73	86.5%

Cash dividends declared per common share	$0.21	$0.14	$0.07	50.0%

Average number of common shares outstanding:
Basic	57,393	62,506	(5,113)	(8.2)%
Diluted	58,643	63,960	(5,317)	(8.3)%

(1)	Due to the sale of the Montana Refinery, we have reclassified certain amounts previously reported and now report such amounts as from discontinued operations.

HOLLY CORPORATION
Balance Sheet Data (Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$290,457	$254,842
Working capital	$253,961	$210,103
Total assets	$1,228,792	$1,142,900
Stockholders’ equity	$462,738	$377,351
Other Financial Data (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Net cash provided by operating activities	$128,476	$90,396	$208,271	$162,876
Net cash provided by (used for) investing activities	$(2,786)	$(113,043)	$73,342	$(263,466)
Net cash provided by (used for) financing activities	$(48,918)	$(12,645)	$(136,049)	$109,439
Capital expenditures	$21,688	$29,417	$89,182	$58,062
EBITDA from continuing operations (1)	$130,166	$104,224	$329,801	$233,954

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA from continuing operations. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

HOLLY CORPORATION
Our sole reportable business segment is Refining after the deconsolidation of HEP effective July 1, 2005. From the closing of the initial public offering of HEP on July 13, 2004 through June 30, 2005, our segments reflected two business divisions, Refining and HEP. The HEP segment did not have any activity subsequent to the deconsolidation effective July 1, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Sales and other revenues (1)
Refining	$1,172,409	$880,228	$3,084,595	$2,216,526
HEP	—	—	—	36,034
Corporate and other	404	417	928	1,034
Consolidations and eliminations	(120)	(125)	(396)	(19,699)

Consolidated	$1,172,693	$880,520	$3,085,127	$2,233,895

Income from operations (1)
Refining	$129,775	$104,262	$338,670	$223,182
HEP	—	—	—	16,019
Corporate and other	(12,685)	(12,552)	(45,380)	(33,702)

Consolidated	$117,090	$91,710	$293,290	$205,499

(1)	The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. Although we previously included the Montana Refinery in the Refining segment, the results from the Montana Refinery are now reported in discontinued operations and are not included in the above tables. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil pipelines that we own and operate in conjunction with our refining operations as part of the supply networks of the refineries. The Refining segment also includes the equity in earnings from our 49% interest in NK Asphalt partners prior to February 2005. In February 2005, we acquired the other 51% interest in the joint venture from our other partner; subsequent to the purchase, we include the operations of NK Asphalt Partners in our consolidated financial statements. NK Asphalt Partners, doing business as Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and California. The cost of pipeline transportation and terminal services provided by HEP is included in the Refining segment. The HEP segment involved all of the operations of HEP, including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain states. The HEP segment also included a 70% interest in Rio Grande which provides petroleum products transportation. Revenues from the HEP segment were earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from its interest in Rio Grande. Our operations not included in the reportable segment or segments are included in corporate and other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program. The consolidations and eliminations amount includes the elimination of the revenue associated with pipeline transportation services between us and HEP prior to July 1, 2005.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Navajo Refinery
Crude charge (BPD) (1)	75,610	73,030	69,520	73,080
Refinery production (BPD) (2)	82,190	79,660	76,310	80,470
Sales of produced refined products (BPD)	80,950	80,280	75,680	80,160
Sales of refined products (BPD) (3)	96,688	87,830	90,495	89,130

Refinery utilization (4)	92.2%	97.4%	89.9%	97.4%

Average per produced barrel (5)
Net sales	$84.49	$79.18	$83.21	$67.46
Cost of products (6)	68.40	63.07	66.16	54.11

Refinery gross margin	16.09	16.11	17.05	13.35
Refinery operating expenses (7)	4.89	3.65	5.00	3.48

Net operating margin	$11.20	$12.46	$12.05	$9.87

Feedstocks:
Sour crude oil	79%	87%	81%	88%
Sweet crude oil	10%	2%	8%	1%
Other feedstocks and blends	11%	11%	11%	11%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	58%	57%	59%	58%
Diesel fuels	31%	29%	28%	28%
Jet fuels	3%	4%	4%	4%
Asphalt	3%	5%	3%	6%
LPG and other	5%	5%	6%	4%

Total	100%	100%	100%	100%

Woods Cross Refinery
Crude charge (BPD) (1)	24,360	24,350	24,130	23,970
Refinery production (BPD) (2)	25,790	26,190	25,620	25,760
Sales of produced refined products (BPD)	25,160	27,240	25,320	26,710
Sales of refined products (BPD) (3)	25,860	28,840	26,360	27,960

Refinery utilization (4)	93.7%	93.7%	92.8%	92.2%

Average per produced barrel (5)
Net sales	$94.88	$81.72	$85.33	$68.23
Cost of products (6)	71.82	68.65	67.56	59.26

Refinery gross margin	23.06	13.07	17.77	8.97
Refinery operating expenses (7)	5.18	4.11	5.01	4.18

Net operating margin	$17.88	$8.96	$12.76	$4.79

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Woods Cross Refinery
Feedstocks:
Sour crude oil	0%	7%	3%	8%
Sweet crude oil	92%	81%	89%	81%
Other feedstocks and blends	8%	12%	8%	11%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	65%	63%	64%	61%
Diesel fuels	29%	30%	28%	29%
Jet fuels	2%	2%	2%	2%
Fuel oil	4%	4%	5%	6%
LPG and other	0%	1%	1%	2%

Total	100%	100%	100%	100%

Consolidated(8)
Crude charge (BPD) (1)	99,970	97,380	93,650	97,050
Refinery production (BPD) (2)	107,980	105,850	101,930	106,230
Sales of produced refined products (BPD)	106,110	107,520	101,000	106,870
Sales of refined products (BPD) (3)	122,548	116,670	116,855	117,090

Refinery utilization (4)	92.6%	96.4%	90.6%	96.1%

Average per produced barrel (5)
Net sales	$86.96	$79.82	$83.74	$67.65
Cost of products (6)	69.21	64.48	66.51	55.40

Refinery gross margin	17.75	15.34	17.23	12.25
Refinery operating expenses (7)	4.96	3.77	5.00	3.66

Net operating margin	$12.79	$11.57	$12.23	$8.59

Feedstocks:
Sour crude oil	60%	67%	61%	69%
Sweet crude oil	30%	22%	28%	20%
Other feedstocks and blends	10%	11%	11%	11%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	60%	59%	60%	59%
Diesel fuels	30%	29%	28%	28%
Jet fuels	2%	3%	4%	3%
Asphalt	3%	4%	2%	5%
LPG and other	5%	5%	6%	5%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD).

(5)	Represents average per barrel amounts for produced refined products sold, which are non-GAAP. Reconciliations to amounts reported under GAAP are located under “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Transportation costs billed by HEP are included in cost of products.

(7)	Represents operating expenses of our refineries, exclusive of depreciation, depletion and amortization.

(8)	The Montana Refinery was sold on March 31, 2006. Amounts reported are for the Navajo and Woods Cross Refineries.

HOLLY CORPORATION
Results of Operations — Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Summary
Net income for the three months ended September 30, 2006 was $79.0 million ($1.37 per diluted share) compared to net income of $61.7 million ($0.98 per diluted share) for the three months ended September 30, 2005. Earnings for the third quarter of 2006 as compared to the third quarter of 2005 increased by $17.3 million principally due to improved refined product margins experienced in the current year. Additionally, the start-up of our new ROSE unit (the ROSE unit converts a significant portion of lower value asphalt into high value transportation fuels) in December 2005 contributed to higher refinery yields in the current quarter. Overall refinery production levels from continuing operations showed an increase of 2% in the 2006 third quarter as compared to the same period in 2005 due to an increase in production levels from our recent 75,000 BPSD to 82,000 BPSD capacity expansion at our Navajo Refinery. Refinery gross margins from continuing operations were $17.75 per produced barrel for the third quarter of 2006 compared to margins of $15.34 per produced barrel for the third quarter of 2005.
Sales and Other Revenues
Sales and other revenues increased 33% from $880.5 million for the three months ended September 30, 2005 to $1,172.7 million for the three months ended September 30, 2006, due principally to higher refined product sales prices, combined with the recording of direct sales of crude oil as revenues which began April 1, 2006, and an increase in volumes of refined product sold. The average sales price we received per produced barrel sold increased 9% from $79.82 in the third quarter of 2005 to $86.96 in the third quarter of 2006. The total volume of refined products we sold increased 5% in the third quarter of 2006 as compared to the third quarter of 2005 due to the recent 75,000 BPSD to 82,000 BPSD capacity expansion at our Navajo Refinery in which production levels were gradually increased to full capacity in September and an increase in sales of purchased finished products. The 2006 third quarter increase also includes $143.1 million of revenues attributable to certain excess crude oil sales that were previously netted against the corresponding costs and presented in cost of products sold prior to our adoption of new accounting guidance effective April 1, 2006.
Cost of Products Sold
Cost of products sold increased 35% from $725.3 million in the third quarter of 2005 to $979.3 million in the third quarter of 2006 due principally to higher costs of crude oil, combined with the recording of related costs associated with the direct sales of crude oil which began April 1, 2006, and a 5% increase in refined product volumes sold. The average price we paid per barrel of crude oil and feedstocks purchased and the per barrel transportation costs of moving the finished products to the market place increased 7% from $64.48 for the third quarter of 2005 to $69.21 for the third quarter of 2006. Also, cost of products sold for the 2006 third quarter increased by $142.9 million due to the inclusion of costs attributable to certain excess crude oil sales that were previously netted against the corresponding revenues and included in cost of products sold prior to our adoption of new accounting guidance effective April 1, 2006.
Gross Refinery Margins
Gross refining margin per produced barrel increased 16% from $15.34 for the third quarter of 2005 to $17.75 for the third quarter of 2006. Gross refinery margin does not include the effects of depreciation, depletion or amortization. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statements of prices of refined products sold and costs of products purchased.
Operating Expenses
Operating expenses increased 28% from $42.3 million for the third quarter of 2005 to $54.1 million for the third quarter of 2006 due principally to refinery maintenance projects and increased utility costs.
General and Administrative Expenses
General and administrative expenses were $12.6 million for the third quarter of 2006 and the third quarter of 2005.

HOLLY CORPORATION
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization increased 11% from $8.5 million for the third quarter of 2005 to $9.5 million for the third quarter of 2006 due primarily to increased depreciation arising from capitalized refinery improvement projects.
Equity in Earnings of HEP and Minority Interests
As part of the deconsolidation of HEP on July 1, 2005, we show equity in earnings for our ownership percentage of HEP, currently 45%, including any incentive distributions paid with respect to our general partner interest. Our equity in earnings of HEP was $3.6 million and $3.3 million for the three months ended September 30, 2006 and 2005, respectively.
Equity in Earnings of Joint Ventures
There was no equity in earnings of joint ventures for the three months ended September 30, 2006 and 2005 as all previously owned interests in joint ventures have been consolidated in our financials or have been sold.
Interest Income
Interest income for the third quarter of 2006 was $2.7 million compared to $1.2 million for the third quarter of 2005. The increase in interest income was principally due to a higher interest rate environment.
Interest Expense
Interest expense was $0.3 million for the third quarter of 2006 as compared to $0.5 million for the third quarter of 2005.
Income Taxes
Income taxes increased 23% from $35.7 million for the third quarter of 2005 to $44.0 million for the third quarter of 2006 due to significantly higher pre-tax earnings during the 2006 third quarter as compared to the 2005 third quarter, partially offset by a lower effective tax rate. The effective tax rate for the third quarter of 2006 was 35.7%, as compared to 37.3% for the third quarter of 2005. The reduction in the effective tax rate was primarily due to income tax credits available to small business refiners. See below under “Planned Capital Expenditures” for a discussion of tax benefits available to refiners.
Discontinued Operations
We realized a loss of $0.2 million from discontinued operations for the third quarter of 2006 as compared to income of $1.0 million for the third quarter of 2005. The decrease in earnings from discontinued operations was due largely to the wind down of operations resulting from the sale of the Montana Refinery on March 31, 2006.
Results of Operations — Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Summary
Net income for the nine months ended September 30, 2006 was $218.9 million ($3.73 per diluted share) compared to net income of $127.8 million ($2.00 per diluted share) for the nine months ended September 30, 2005. Earnings for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 increased by $91.1 million principally due to improved refined product margins experienced in the current year, the gain on the sale of the Montana Refinery assets, and the sale of sulfur credits under environmental laws, partially offset by reduced production volumes and higher refinery operating and general and administrative expenses. Additionally, the start-up of our new ROSE unit in December 2005 contributed to higher refinery yields in the current year. Overall refinery production levels from continuing operations showed a decrease of 4% for the nine months ended September 30, 2006 as compared to the same period in 2005. During the nine months ended September 30, 2006, production was reduced due to a power outage at the Navajo Refinery in February 2006 and production downtime arising from planned capital and refinery maintenance projects at the Navajo and Woods Cross Refineries during the second quarter of 2006. Refinery gross margins from continuing operations were $17.23 per produced barrel for the nine months ended September 30, 2006 compared to margins of $12.25 per produced barrel for the nine months ended September 30, 2005.

HOLLY CORPORATION
Sales and Other Revenues
Sales and other revenues increased 38% from $2,233.9 million for the nine months ended September 30, 2005 to $3,085.1 million for the nine months ended September 30, 2006, due principally to higher refined product sales prices, combined with the recording of direct sales of crude oil as revenues beginning April 1, 2006, partially offset by a small decrease in volumes of refined products sold. The average sales price we received per produced barrel sold increased 24% from $67.65 for the nine months ended September 30, 2005 to $83.74 for the nine months ended September 30 2006. The total volume of refined products we sold for the nine months ended September 30, 2006 was comparable to volumes sold for the same period in 2005. Overall refinery production levels from continuing operations showed a decrease of 4% in the nine months ended September 30, 2006 as compared to the same period in 2005 which was largely offset by an increase in sales of purchased refined products. Refinery production levels were down in the second quarter of 2006 due to downtime arising from planned capital and maintenance projects at both of our refineries. The increase in sales and other revenues for the nine months ended September 30, 2006 also includes $274.4 million of revenues attributable to certain excess crude oil sales that were previously netted against the corresponding costs and presented in cost of products sold prior to our adoption of new accounting guidance on April 1, 2006. Additionally, revenues increased by the sales of $12.0 million of sulfur credits generated because our Navajo Refinery is making gasoline that is substantially lower in sulfur than required by EPA regulations. Revenues were reduced due to the exclusion of the operations of HEP in 2006 after the deconsolidation of HEP effective July 1, 2005, which reduction was partially offset by revenues from the NK Asphalt Partners joint venture (doing business as Holly Asphalt Company) which we included for only part of the nine months ended September 30, 2005, following our February 2005 acquisition of the other partner’s interest.
Cost of Products Sold
Cost of products sold increased 40% from $1,828.6 million for the nine months ended September 30, 2005 to $2,562.8 million for the nine months ended September 30, 2006, due principally to higher costs of crude oil, combined with the recording of related costs associated with the direct sales of crude oil beginning April 1, 2006. The average price we paid per barrel of crude oil and feedstocks purchased and the transportation costs of moving the finished products to the market place increased 20% from $55.40 for the first nine months of 2005 to $66.51 for the first nine months of 2006. Also, cost of products sold for the nine months ended September 30, 2006 increased by $273.9 million due to the inclusion of costs attributable to certain excess crude oil sales that were previously netted against the corresponding revenues and included in cost of products sold prior to our adoption of new accounting guidance effective April 1, 2006. Additionally, cost of products sold was reduced due to the exclusion of the operations of HEP in 2006 due to the deconsolidation of HEP effective July 1, 2005, which reduction was partially offset by increases in the current year due to the inclusion of NK Asphalt Partners for the entire nine months ended September 30, 2006 versus only part of the nine months ended September 30, 2005, following our February 2005 acquisition of the other partner’s interest.
Gross Refinery Margins
Gross refining margin per produced barrel increased 41% from $12.25 for the first nine months of 2005 to $17.23 for the first nine months of 2006. Gross refinery margin does not include the effects of depreciation, depletion or amortization. See “Reconciliations to Amounts Reported under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statements of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses increased 18% from $132.0 million for the first nine months of 2005 to $155.7 million for the first nine months of 2006 due principally to refinery maintenance projects, increased utility costs and environmental remediation expenses, partially offset by the exclusion of HEP’s operating costs in 2006 due to the deconsolidation of HEP effective July 1, 2005.
General and Administrative Expenses
General and administrative expenses increased 26% from $35.5 million for the first nine months of 2005 to $44.8 million for the first nine months of 2006 due primarily to increased equity-based incentive compensation.

HOLLY CORPORATION
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization decreased 12% from $31.9 million in the first nine months of 2005 to $28.2 million in the first nine months of 2006 due primarily to the exclusion of HEP’s depreciation resulting from the deconsolidation of HEP, partially offset by an increase in depreciation arising from capitalized refinery improvement projects.
Equity in Earnings of HEP and Minority Interests
As part of the deconsolidation of HEP effective July 1, 2005, we show equity in earnings for our ownership percentage of HEP, currently 45%, including any incentive distributions paid with respect to our general partner interest. Our equity in earnings of HEP was $8.3 million and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively. Prior to July 1, 2005, HEP was a consolidated subsidiary, with the then minority interest partners’ share of HEP’s earnings reported as minority interest. Minority interests in income of HEP for the first nine months of 2005 reduced income by $6.7 million.
Equity in Earnings of Joint Ventures
There was no equity in earnings of joint ventures for the nine months ended September 30, 2006 as all previously owned interests in joint ventures have been consolidated in our financials or have been sold. Equity in earnings of joint ventures for the nine months ended September 30, 2005 reduced income by $0.7 million, reflecting our interest in the NK Asphalt joint venture prior to our acquisition of the other partner’s interest.
Interest Income
Interest income for the first nine months of 2006 was $6.9 million compared to $4.5 million for the first nine months of 2005. The increase in interest income was principally due to a higher interest rate environment.
Interest Expense
Interest expense was $0.8 million for the nine months ended September 30, 2006 as compared to $4.7 million for the nine months ended September 30, 2005. The decrease for this nine month period as compared to the same period in 2005 was principally due to the exclusion of HEP’s interest expense for 2006 due to the deconsolidation of HEP effective July 1, 2005.
Income Taxes
Income taxes increased 45% from $75.6 million for the nine months ended September 30, 2005 to $109.6 million for the nine months ended September 30, 2006 due to significantly higher pre-tax earnings for the first nine months of 2006 as compared to the same period in 2005, partially offset by a lower effective tax rate. The effective tax rate for the nine months ended September 30, 2006 was 35.6%, as compared to 37.6% for the nine months ended September 30, 2005. The reduction in the effective tax rate was primarily due to income tax credits available to small business refiners.
Discontinued Operations
Income from discontinued operations was $20.8 million for the nine months ended September 30, 2006 as compared to $1.6 million for the nine months ended September 30, 2005. Included in income for the nine months ended September 30, 2006 was the gain on the sale of the Montana Refinery of $13.8 million, net of $8.2 million in income taxes. The operations of the Montana Refinery generated $7.0 million of earnings for the first nine months of 2006 and $1.6 million for the same period in 2005. The increase in earnings from discontinued operations was also due in part to the liquidation in 2006 of retained finished product inventories relating to the Montana Refinery that had been carried at lower costs as compared to current values.
LIQUIDITY AND CAPITAL RESOURCES
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are primarily conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings.

HOLLY CORPORATION
We also invest available cash in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. These securities include variable rate demand notes (“VRDN”) and auction rate securities (“ARS”). Although VRDN and ARS may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. Rates on ARS are reset through a Dutch auction process at intervals between 35 and 90 days, depending on the terms of the security. VRDN and ARS may be liquidated at par on the rate reset date. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income or loss.
As of September 30, 2006, we had cash and cash equivalents of $194.6 million, marketable securities with maturities under one year of $88.6 million, marketable securities with maturities greater than one year, but less than two years, of $4.1 million, and one million shares of Connacher stock valued at $3.2 million.
Cash and cash equivalents increased by $145.6 million during the nine months ended September 30, 2006. The cash flow provided by operating activities of $208.3 million and investing activities of $73.3 million, exceeded the cash used for financing activities of $136.0 million. Working capital increased during the nine months ended September 30, 2006 by $43.9 million.
We have a $175 million secured revolving credit facility with Bank of America as administrative agent and a lender, with a term of four years through 2008 and an option to increase the facility to $225 million subject to certain conditions. The credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2006, we had letters of credit outstanding under our revolving credit facility of $2.3 million and had no borrowings outstanding. We were in compliance with all covenants at September 30, 2006.
On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the nine months ended September 30, 2006, we repurchased under this repurchase initiative 3,743,188 shares at a cost of approximately $140.0 million (of which $3.0 million of the cash settlement was after September 30, 2006) or an average of $37.40 per share. Since inception of this repurchase initiative through September 30, 2006, we have repurchased 4,730,788 shares at a cost of approximately $169.9 million or an average of $35.92 per share.
On October 30, 2006, we announced that our Board of Directors had authorized a $100 million increase in the $200 million common stock repurchase program. The increase raises the authorized repurchase limit under the common stock repurchase program from $200 million to $300 million.
We believe our current cash, cash equivalents and marketable securities, along with future internally generated cash flow and funds available under our credit facility provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future as well as allow us to continue payment of quarterly dividends and the repurchase of our common stock under our current repurchase program. In addition, components of our growth strategy may include selective acquisition of complementary assets for our refining operations that would be intended to increase earnings and cash flow. Our ability to acquire complementary assets will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets, and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control.
Cash Flows — Operating Activities
Net cash flows provided by operating activities amounted to $208.3 million for the nine months ended September 30, 2006, compared to net cash flows provided by operating activities of $162.9 million for the nine months ended

HOLLY CORPORATION
September 30, 2005, a change of $45.4 million. Net income for the nine months ended September 30, 2006 was $218.9 million, an increase of $91.1 million from net income of $127.8 million for the nine months ended September 30, 2005. Additionally, the non-cash items included in the computation of net income — depreciation and amortization, deferred taxes, minority interests, equity-based compensation and gain on an asset sale — resulted in an increase in cash flows of $16.0 million during the nine months ended September 30, 2006 as compared to an increase in cash flows of $42.8 million for the same period in 2005. Distributions in excess of equity in earnings of Holly Energy Partners and joint ventures increased by $5.0 million for the nine months ended September 30, 2006 as compared to the same period in 2005. Working capital items decreased cash flows by $19.6 million during the nine months ended September 30, 2006, as compared to $5.1 million for the nine months ended September 30, 2005. Inventories increased by $8.4 million in the first nine months of 2006 as compared to $1.3 million for the first nine months of 2005. Additionally, for the first nine months of 2006, there were decreases in both accounts receivable of $13.5 million and accounts payable of $17.3 million, principally due to the sale of the Montana Refinery on March 31, 2006. For the first nine months of 2005, there were increases in both accounts receivable of $199.0 million and accounts payable of $166.6 million, principally due to increases in prices for refined products and crude oil.
Cash Flows — Investing Activities and Capital Projects
Net cash flows provided by investing activities were $73.3 million for the nine months ended September 30, 2006, as compared to net cash flows used for investing activities of $263.5 million for the nine months ended September 30, 2005, a net change of $336.8 million. On March 31, 2006 we sold our Montana Refinery to Connacher. The net cash proceeds we received on the sale of the Montana Refinery amounted to $48.9 million, net of transaction fees and expenses. Cash expenditures for property, plant and equipment for the first nine months of 2006 totaled $89.2 million as compared to $58.1 million for the same period of 2005. In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by the other partner. The total purchase consideration for the 51% interest, including expenses, was $21.9 million, less cash of $3.4 million which was recorded due to the consolidation of NK Asphalt Partners at the time of our acquisition of the remaining 51% interest. Also in February 2005, HEP closed on its Alon transaction which required $120.0 million in cash plus transaction costs of $1.8 million through September 30, 2005. We also invested $172.3 million in marketable securities and received proceeds of $285.9 million from the sale or maturity of marketable securities during the nine months ended September 30, 2006. For the nine months ended September 30, 2005, we invested $254.8 million in marketable securities and received proceeds of $209.4 million from the sale or maturity of marketable securities.
Planned Capital Expenditures
Each year our Board of Directors approves the capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures for capital projects approved in capital budgets for prior years. Our total capital budget for 2006 is approximately $62.2 million, not including the capital projects approved in prior years, mainly our ULSD projects at the Navajo and Woods Cross refineries, as described below. The 2006 capital budget is comprised of $46.9 million for improvement projects for the Navajo Refinery, $4.7 million for projects at the Woods Cross Refinery, $5.1 million for transportation projects, $0.4 million for marketing related projects, $0.7 million for asphalt plant projects and $4.4 million for information technology and other miscellaneous projects. See below for discussion of significant additional planned capital projects at both the Navajo and Woods Cross facilities, which have not yet been approved by our Board of Directors as of the date of this report.
In 2006 we expect to expend approximately $111.0 million on capital projects, which amount primarily consists of certain current year capital budget items and carryovers of capital projects from previous years, less carryovers to 2007 of certain of the currently approved capital projects, combined with certain authorized preliminary expenditures on major capital projects that have not yet been approved.

HOLLY CORPORATION
We have completed our ULSD project and the first phase of an expansion at the Navajo Refinery. These projects included the expansion / conversion of the distillate hydrotreater to gas oil service, the conversion of the gas oil hydrotreater to ULSD service, the expansion of the continuous catalytic reformer, the conversion / expansion of the kerosene hydrotreater to naphtha service, the installation of additional sulfur recovery capacity, and the installation of a 10 million standard cubic feet per day hydrogen plant. The completion of these projects has allowed us to produce all of our diesel fuel as ULSD and has expanded our crude oil processing capabilities from 75,000 BPSD to 82,000 BPSD. The total cost of these projects was approximately $75 million, which was approved in prior years’ capital budgets. We plan in the second phase to further increase crude capacity to 85,000 BPSD in the fourth quarter of 2007 by relocating some heat exchangers and replacing some pumps in the Artesia crude unit at an estimated cost of $1 million. An additional 100 ton per day sulfur recovery unit included in the 2006 capital budget will be built at an estimated cost of $26.0 million. This new sulfur recovery unit will permit Navajo to process 100% sour crude and is planned for start-up in the second quarter of 2008. It is anticipated that these projects will also enable the Navajo Refinery, without significant additional investment, to comply with LSG specifications required by the end of 2010.
We have completed a clean fuels project at the Woods Cross Refinery. The project included the construction of a diesel hydrotreater unit, at an approximate cost of $35.0 million, which was approved in prior years, and entering into a long term hydrogen contract that has enabled the Woods Cross Refinery to produce ULSD. This project will also create the infrastructure required for the additional Woods Cross project discussed below.
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
In October 2004, the American Jobs Creation Act of 2004 (“2004 Act”) was signed into law. Among other things, the 2004 Act creates tax incentives for small business refiners incurring costs to produce ULSD. The 2004 Act provides an immediate deduction of 75% of certain costs paid or incurred to comply with the ULSD standards, and a tax credit based on ULSD production of up to 25% of those costs. We estimate the tax savings that we would derive

HOLLY CORPORATION
from planned capital expenditures associated with the 2004 Act would result in a reduction in our income tax expense of approximately $10.0 million in both 2006 and 2007, representing the difference between the value of allowed credits under the 2004 Act as compared to the value of depreciating the investments. In August 2005, the Energy Policy Act of 2005 (“2005 Act”) was signed into law. Among other things, the 2005 Act creates tax incentives for refiners by providing for an immediate deduction of 50% of certain refinery capacity expansion costs when the expansion assets are placed in service. We believe the capacity expansions under the proposed new Navajo and Woods Cross capital projects would qualify for this deduction.
Cash Flows — Financing Activities
Net cash flows used for financing activities were $136.0 million for the nine months ended September 30, 2006, as compared to cash flows provided by financing activities of $109.4 million for the nine months ended September 30, 2005, a net change of $245.5 million. Under our stock repurchase program announced November 7, 2005, we purchased treasury stock of $137.0 million during the nine months ended September 30, 2006. Under our stock repurchase program announced May 19, 2005, we purchased treasury stock of $80.1 million during the nine months ended September 30, 2005. Also, during the nine months ended September 30, 2006 and 2005, we repurchased at current market price from certain executives common stock at a cost of approximately $1.4 million and $0.8 million, respectively; these purchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means. During the nine months ended September 30, 2006, we paid $10.5 million in dividends, received $2.4 million for common stock issued upon exercise of stock options, and recognized $10.4 million in excess tax benefits on our equity based compensation. In connection with HEP’s Alon asset acquisition in early 2005, HEP received proceeds of $147.4 million from the issuance of senior notes and paid down borrowings under its credit facility netting to $25.0 million. In connection with HEP’s purchase of our intermediate lines in July 2005, HEP received proceeds of $34.6 million from additional issuance of HEP Senior Notes and raised $43.8 million, net of offering costs, from the private sale of 1.1 million of its common units to a limited number of institutional investors which closed simultaneously with the acquisition. Additionally, during the first nine months of 2005, we paid $8.2 million in dividends, received $2.7 million for common stock issued upon exercise of stock options, made distributions of $9.5 million to the minority interest partners of HEP, incurred $0.9 million of debt issuance costs related to HEP’s senior debt and recognized $5.5 million in excess tax benefits on our equity based compensation.
Contractual Obligations and Commitments
We have entered into a long-term supply agreement to secure a hydrogen supply source for our Woods Cross hydrotreater unit. The contract commits us to purchase a minimum of 5 million standard cubic feet of hydrogen per day at market prices over a fifteen year period commencing on a date at our discretion prior to December 31, 2009. The contract also requires the payment of a base facility charge for use of the supplier’s facility over the supply term. We expect to initiate the supply term start date at the end of 2008. Under this agreement, we expect minimum annual facility charge payments to be approximately $2.0 million for each of the years beginning in 2009 through 2023.
HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on HEP’s refined product pipelines or throughput in HEP’s terminals a volume of refined products that will result in a minimum level of revenue to HEP of $36.7 million annually. During the nine months ended September 30, 2006, the HEP PTA was amended to reflect certain rate changes, most significantly a re-negotiation of the tariffs on our refined products shipped on the pipelines that serve our Navajo Refinery, but such amendment did not affect our obligations under the minimum revenue commitment. Under the HEP IPA, we agreed to transport volumes of intermediate products on the intermediate pipelines that will result in a minimum level of revenues to HEP of approximately $11.8 million annually. Minimum revenues for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing

HOLLY CORPORATION
prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15.0 million relates solely to the intermediate pipelines.
As part of our sale of the Montana Refinery, we are subject to potential liabilities, including certain environmental liabilities, relating to the Montana Refinery that may arise due to events and conditions up to the date of sale, subject to a limit of $41 million.
During the nine months ended September 30, 2006, there were no other significant changes in our contractual obligations and commitments.
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

HOLLY CORPORATION
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
EITF No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”
The Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” and the FASB ratified it in September 2005. This standard addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this standard is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. We adopted this standard effective April 1, 2006 and no longer account for certain crude oil transactions on a net basis.
With respect to supplying crude oil to our refineries, crude oil is often purchased in locations distant from our refineries and exchanged for crude oil that is transportable to our refineries. These buy/sell exchanges are done in contemplation of one another and allow us to receive the optimal crude blend and quantities at our refineries. All of the crude oil buy/sell transactions done in supplying crude oil to our refineries are recorded as exchanges with the net differential reflected in costs of sales. We also purchase crude oil from producers and other petroleum companies in excess of the needs of our refineries for resale to other purchasers or users of crude oil. With respect to these resales that are in the form of buy/sell exchanges with the same counterparty, the net differential of the exchanges is reflected in costs of products sold. Additionally, certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under the new accounting guidance, these direct sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included in cost of products sold. Prior to our adoption of EITF 04-13, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold. During the quarter and nine months ended September 30, 2006, these crude oil sales amounted to $143.1 million and $274.4 million with corresponding costs of $142.9 million and $273.9 million, respectively, resulting in gains on these transactions of $0.2 million and $0.5 million, respectively.
Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of this interpretation will have on our financial condition, results of operations and cash flows.
SFAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value

HOLLY CORPORATION
measurements. This standard is effective for fiscal years beginning after November 15, 2007. We believe the adoption of this standard will not have a material effect on our financial condition, results of operations and cash flows.
SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements no. 87, 88, 106 and 132(R). This amendment requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard also requires an employer to measure the funded status of a plan as of the date of its year-end financial statements. This standard is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.
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
We periodically utilize petroleum commodity futures contracts to reduce our exposure to price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. Additionally, in 2005 we entered into certain transactions relating to forecasted sales of diesel fuel from our refineries, where our principal objective was to take advantage of the high margins (or crack spreads, being the difference between the price of diesel fuel and the cost of crude oil) on a portion of our diesel fuel sales. To effect these hedges, we sold heating oil futures (which most closely match diesel fuel pricing) and bought crude oil futures (or entered into commodity swap transactions with terms that mirror the futures market). Our objective has been to either liquidate the positions as the crack spreads return to more normalized levels or to hold these positions until the forecasted diesel fuel sales are made, effectively locking in the diesel fuel crack spreads (or margins) at the high levels. Our strategy has been to enter into these transactions only when the margins are at historically very high levels, and to have no more than 25% of our diesel fuel production hedged at any given time. During 2005, we entered into hedges totaling 1,505,000 barrels covering forecasted diesel fuel sales from November 2005 to February 2006. The positions were fully liquidated during August to November 2005 resulting in a realized gain of $3.2 million, which was recorded as a decrease in cost of products sold in 2005. We have not had any open positions since November 2005.
We regularly utilize contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts may meet the definition of a derivative instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We believe these

HOLLY CORPORATION
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
At September 30, 2006, we had no outstanding debt. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk on any bank borrowings would be very low. At times, we have used borrowings under our credit facility to finance our working capital needs. There were no borrowings under the credit facilities at September 30, 2006. We invest a substantial part of available cash in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments was low. We also invest the remainder of available cash in portfolios of highly rated marketable debt securities, primarily issued by government entities, that have an average remaining duration (including any cash equivalents invested) of not greater than one year and hence the interest rate market risk implicit in these investments is also low. A hypothetical 10% change in the market interest rate over the next year would not materially impact our earnings, cash flow or financial condition since any borrowings under the credit facilities and our investments are at market rates and interest on borrowings and cash investments has historically not been significant as compared to our total operations.
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
Set forth below is our calculation of EBITDA from continuing operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Income from continuing operations	$79,201	$60,686	$198,090	$126,205
Add provision for income tax	43,964	35,690	109,599	75,602
Add interest expense	268	501	815	4,706
Subtract interest income	(2,747)	(1,202)	(6,890)	(4,455)
Add depreciation, depletion and amortization	9,480	8,549	28,187	31,896

EBITDA from continuing operations	$130,166	$104,224	$329,801	$233,954

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average per produced barrel:

Navajo Refinery
Net sales	$84.49	$79.18	$83.21	$67.46
Less cost of products	68.40	63.07	66.16	54.11

Refinery gross margin	$16.09	$16.11	$17.05	$13.35

Woods Cross Refinery
Net sales	$94.88	$81.72	$85.33	$68.23
Less cost of products	71.82	68.65	67.56	59.26

Refinery gross margin	$23.06	$13.07	$17.77	$8.97

Consolidated
Net sales	$86.96	$79.82	$83.74	$67.65
Less cost of products	69.21	64.48	66.51	55.40

Refinery gross margin	$17.75	$15.34	$17.23	$12.25

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for both of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$16.09	$16.11	$17.05	$13.35
Less refinery operating expenses	4.89	3.65	5.00	3.48

Net operating margin	$11.20	$12.46	$12.05	$9.87

Woods Cross Refinery
Refinery gross margin	$23.06	$13.07	$17.77	$8.97
Less refinery operating expenses	5.18	4.11	5.01	4.18

Net operating margin	$17.88	$8.96	$12.76	$4.79

Consolidated
Refinery gross margin	$17.75	$15.34	$17.23	$12.25
Less refinery operating expenses	4.96	3.77	5.00	3.66

Net operating margin	$12.79	$11.57	$12.23	$8.59

HOLLY CORPORATION
Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Navajo Refinery
Average sales price per produced barrel sold	$84.49	$79.18	$83.21	$67.46
Times sales of produced refined products sold (BPD)	80,950	80,280	75,680	80,160
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$629,231	$584,804	$1,719,172	$1,476,273

Woods Cross Refinery
Average sales price per produced barrel sold	$94.88	$81.72	$85.33	$68.23
Times sales of produced refined products sold (BPD)	25,160	27,240	25,320	26,710
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$219,621	$204,797	$589,832	$497,522

Sum of refined products sales from produced products sold from our two refineries (4)	$848,852	$789,601	$2,309,004	$1,973,795
Add refined product sales from purchased products and rounding (1)	143,421	67,315	395,664	192,097

Total refined products sales	992,273	856,916	2,704,668	2,165,892
Add direct sales of excess crude oil(2)	143,103	—	274,378	—
Add other refining segment revenue(3)	37,033	23,312	105,549	50,634

Total refining segment revenue	1,172,409	880,228	3,084,595	2,216,526
Add HEP sales and other revenue	—	—	—	36,034
Add corporate and other revenues	404	417	928	1,034
Subtract consolidations and eliminations	(120)	(125)	(396)	(19,699)

Sales and other revenues	$1,172,693	$880,520	$3,085,127	$2,233,895

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment revenue includes the incremental revenues associated with NK Asphalt Partners subsequent to its consolidation in February 2005 and revenue derived from sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average sales price per produced barrel sold	$86.96	$79.82	$83.74	$67.65
Times sales of produced refined products sold (BPD)	106,110	107,520	101,000	106,870
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$848,852	$789,601	$2,309,004	$1,973,795

HOLLY CORPORATION
Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Navajo Refinery
Average cost of products per produced barrel sold	$68.40	$63.07	$66.16	$54.11
Times sales of produced refined products sold (BPD)	80,950	80,280	75,680	80,160
Times number of days in period	92	92	273	273

Cost of products for produced products sold	$509,402	$465,820	$1,366,908	$1,184,126

Woods Cross Refinery
Average cost of products per produced barrel sold	$71.82	$68.65	$67.56	$59.26
Times sales of produced refined products sold (BPD)	25,160	27,240	25,320	26,710
Times number of days in period	92	92	273	273

Cost of products for produced products sold	$166,243	$172,042	$466,999	$432,114

Sum of cost of products for produced products sold from our two refineries (4)	$675,645	$637,862	$1,833,907	$1,616,240
Add refined product costs from purchased products sold and rounding (1)	136,241	70,839	394,131	198,150

Total refined cost of products sold	811,886	708,701	2,228,038	1,814,390
Add crude oil cost of direct sales of excess crude oil(2)	142,863	—	273,924	—
Add other refining segment costs of products sold(3)	24,680	16,710	61,237	33,941

Total refining segment cost of products sold	979,429	725,411	2,563,199	1,848,331
Add corporate and other costs	—	—	—	—
Subtract consolidations and eliminations	(120)	(125)	(396)	(19,699)

Costs of products sold (exclusive of depreciation, depletion and amortization)	$979,309	$725,286	$2,562,803	$1,828,632

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment costs of products sold includes the incremental costs of products for NK Asphalt Partners subsequent to its consolidation in February 2005 and costs attributable to sulfur credit sales.

(4)	The above calculations of costs of products from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average cost of products per produced barrel sold	$69.21	$64.48	$66.51	$55.40
Times sales of produced refined products sold (BPD)	106,110	107,520	101,000	106,870
Times number of days in period	92	92	273	273

Cost of products for produced products sold	$675,645	$637,862	$1,833,907	$1,616,240

HOLLY CORPORATION
Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.89	$3.65	$5.00	$3.48
Times sales of produced refined products sold (BPD)	80,950	80,280	75,680	80,160
Times number of days in period	92	92	273	273

Refinery operating expenses for produced products sold	$36,418	$26,958	$103,303	$76,155

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$5.18	$4.11	$5.01	$4.18
Times sales of produced refined products sold (BPD)	25,160	27,240	25,320	26,710
Times number of days in period	92	92	273	273

Refinery operating expenses for produced products sold	$11,990	$10,300	$34,631	$30,480

Sum of refinery operating expenses per produced products sold from our two refineries (2)	$48,408	$37,258	$137,934	$106,635
Add other refining segment operating expenses and rounding (1)	5,714	5,029	17,731	13,560

Total refining segment operating expenses	54,122	42,287	155,665	120,195
Add HEP operating expenses	—	—	—	11,836
Add corporate and other costs	24	—	40	—

Operating expenses (exclusive of depreciation, depletion and amortization)	$54,146	$42,287	$155,705	$132,031

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the incremental operating expenses of NK Asphalt Partners subsequent to its consolidation in February 2005.

(2)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average refinery operating expenses per produced barrel sold	$4.96	$3.77	$5.00	$3.66
Times sales of produced refined products sold (BPD)	106,110	107,520	101,000	106,870
Times number of days in period	92	92	273	273

Refinery operating expenses for produced products sold	$48,408	$37,258	$137,934	$106,635

HOLLY CORPORATION
Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Navajo Refinery
Net operating margin per barrel	$11.20	$12.46	$12.05	$9.87
Add average refinery operating expenses per produced barrel	4.89	3.65	5.00	3.48

Refinery gross margin per barrel	16.09	16.11	17.05	13.35
Add average cost of products per produced barrel sold	68.40	63.07	66.16	54.11

Average sales price per produced barrel sold	$84.49	$79.18	$83.21	$67.46
Times sales of produced refined products sold (BPD)	80,950	80,280	75,680	80,160
Times number of days in period	92	92	273	273

Refined products sales from produced products sold	$629,231	$584,804	$1,719,172	$1,476,273

Woods Cross Refinery
Net operating margin per barrel	$17.88	$8.96	$12.76	$4.79
Add average refinery operating expenses per produced barrel	5.18	4.11	5.01	4.18

Refinery gross margin per barrel	23.06	13.07	17.77	8.97
Add average cost of products per produced barrel sold	71.82	68.65	67.56	59.26

Average sales price per produced barrel sold	$94.88	$81.72	$85.33	$68.23
Times sales of produced refined products sold (BPD)	25,160	27,240	25,320	26,710
Times number of days in period	92	92	273	273

Refined products sales from produced products sold	$219,621	$204,797	$589,832	$497,522

Sum of refined products sales from produced products sold from our two refineries (4)	$848,852	$789,601	$2,309,004	$1,973,795
Add refined product sales from purchased products and rounding (1)	143,421	67,315	395,664	192,097

Total refined products sales	992,273	856,916	2,704,668	2,165,892
Add direct sales of excess crude oil(2)	143,103	—	274,378	—
Add other refining segment revenue (3)	37,033	23,312	105,549	50,634

Total refining segment revenue	1,172,409	880,228	3,084,595	2,216,526
Add HEP sales and other revenue	—	—	—	36,034
Add corporate and other revenues	404	417	928	1,034
Subtract consolidations and eliminations	(120)	(125)	(396)	(19,699)

Sales and other revenues	$1,172,693	$880,520	$3,085,127	$2,233,895

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment revenue includes the incremental revenues associated with NK Asphalt Partners subsequent to its consolidation in February 2005 and revenue derived from sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

HOLLY CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net operating margin per barrel	$12.79	$11.57	$12.23	$8.59
Add average refinery operating expenses per produced barrel	4.96	3.77	5.00	3.66

Refinery gross margin per barrel	17.75	15.34	17.23	12.25
Add average cost of products per produced barrel sold	69.21	64.48	66.51	55.40

Average sales price per produced barrel sold	$86.96	$79.82	$83.74	$67.65
Times sales of produced refined products sold (BPD)	106,110	107,520	101,000	106,870
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$848,852	$789,601	$2,309,004	$1,973,795

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
We have pending in the United States Court of Federal Claims a lawsuit against the Department of Defense relating to claims totaling approximately $299 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999. Our claims are similar to claims in a number of other cases that have also been pending in the United States Court of Federal Claims brought by other refining companies concerning military fuel sales. In response to our request, the judge in our case issued in February 2006 an order continuing the stay of our case originally ordered in March 2004. While the stay of our case is in effect we expect that further judicial proceedings in one or more other cases brought by other refining companies may clarify the legal standards that will apply to our case. In August and September 2006, three judges of the United States Court of Federal Claims issued rulings adverse to three other refining companies on issues that are also involved in our case. The refining companies that received these adverse rulings either have already filed or are expected to file appeals of the adverse rulings to the United States Court of Appeals for the Federal Circuit. At the date of this report, it is not possible to predict the outcome of further proceedings with respect to our case.
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

HOLLY CORPORATION
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
Our Navajo Refining Company subsidiary is named as a defendant, along with approximately 40 other companies involved in oil refining and marketing and related businesses, in a lawsuit originally filed in May 2006 by the State of New Mexico in the U.S. District Court for the District of New Mexico. The lawsuit, as amended in late October through the filing of a second amended complaint in the U.S. District Court for the Southern District of New York under multidistrict procedures, alleges that the defendants are liable for contaminating the waters of New Mexico through producing and/or supplying methyl tertiary butyl ether (“MTBE”) or gasoline or other products containing MTBE. The claims made are for defective design or product, failure to warn, negligence, public nuisance, statutory public nuisance, private nuisance, trespass, and civil conspiracy. The second amended complaint also contains a claim, which is asserted in the complaint only against certain other defendants but which appears to be similar to a claim that has been threatened in a mailing to Navajo by law firms representing the plaintiff in this case, alleging violations of certain provisions of the Toxic Substances Control Act. The lawsuit seeks compensatory damages unspecified in amount, injunctive relief, exemplary and punitive damages, costs, attorney’s fees allowed by law, and interest allowed by law. As of the close of business on the day prior to the date of this report, Navajo has not been served in this case. At the date of this report, it is not possible to predict the likely course or outcome of this litigation.
The Montana Department of Environmental Quality (“MDEQ”) has notified us that the MDEQ proposes to seek enforcement of a proposed penalty of $106,000 against us based on alleged violations by the Montana Refinery in late 2004 and early 2005 of certain limitations on sulfur dioxide in the refinery’s air emissions permit. The MDEQ has also indicated that it intends to propose additional penalties for alleged violations by the Montana Refinery of the limitations on sulfur dioxide in air emissions in the last two quarters of 2005 and the first quarter of 2006, as well as in the second and third quarters of 2006 when we no longer owned the Montana Refinery as a consequence of our sale of the Montana Refinery to an unrelated purchaser on March 31, 2006. While we do not believe that the air permit for the Montana Refinery should be interpreted as asserted by the MDEQ with respect to most of the alleged violations, we have recently entered into negotiations with the MDEQ to attempt to settle the issues raised on a compromise basis. At the date of this report, we are not able to predict the outcome of this matter.
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.

HOLLY CORPORATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Common Stock Repurchases Made in the Quarter
On November 7, 2005, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. Repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes the repurchases made during the quarter ended September 30, 2006. The number of shares repurchased prior to our two-for-one stock split effective June 1, 2006 and the per share amounts have been adjusted to reflect the split on a retrospective basis.

				Maximum Dollar
			Total Number of	Value of Shares Yet
			Shares Purchased as	to be Purchased as
	Total Number of	Average Price Paid	Part of $200 Million	Part of the $200
Period	Shares Purchased	Per Share	Program	Million Program (1)
July 2006	224,504	$49.04	224,504	$68,087,735
August 2006	361,133	$49.88	361,133	$50,075,963
September 2006	481,898	$41.54	481,898	$30,057,538

Total	1,067,535	$45.94	1,067,535

(1)	Prior to $100 million increase in common stock repurchase program announced October 30, 2006.
The total shares purchased during the third quarter of 2006 reflected herein include 69,742 shares at a total cost of $3.0 million that were not settled until October 2006, and therefore are not included on our cash flow statement for the nine months ended September 30, 2006.

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

HOLLY CORPORATION (Registrant)

Date: November 6, 2006	/s/ P. Dean Ridenour
P. Dean Ridenour
Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Stephen J. McDonnell
Stephen J. McDonnell
Vice President and Chief Financial Officer (Principal Financial Officer)