Form 10-Q
period 2007-03-31
HOLLY CORP
filed 2007-05-10
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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
Yes ☐  No ☑
55,048,142 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2007.

HOLLY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. This summary discussion should be read in conjunction with the discussion of risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,179	$154,117
Marketable securities	119,497	96,168

Accounts receivable:
Product and transportation	180,492	199,083
Crude oil resales	178,910	196,842
Related party receivable	3,390	2,198

	362,792	398,123

Inventories:
Crude oil and refined products	130,267	115,100
Materials and supplies	15,166	14,575

	145,433	129,675

Income taxes receivable	—	9,055
Prepayments and other	10,751	12,081
Assets of discontinued operations	—	355

Total current assets	789,652	799,574

Properties, plants and equipment, at cost	669,490	642,740
Less accumulated depreciation, depletion and amortization	(246,355)	(237,270)

	423,135	405,470

Marketable securities (long-term)	9,721	5,668

Other assets:
Turnaround costs (long-term)	10,307	12,061
Intangibles and other	14,227	15,096

	24,534	27,157

Total assets	$1,247,042	$1,237,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$481,023	$507,566
Accrued liabilities	35,237	51,173
Income taxes payable	16,109	—
Liabilities of discontinued operations	—	654

Total current liabilities	532,369	559,393

Deferred income taxes	19,755	20,776
Other long-term liabilities	29,195	27,201
Commitments and contingencies	—	—
Distributions in excess of investment in Holly Energy Partners	166,494	164,405

Stockholders’ equity:
Preferred stock, $1.00 par value — 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value — 100,000,000 shares authorized; 72,169,371 and 71,825,960 shares issued as of March 31, 2007 and December 31, 2006, respectively	719	718
Additional capital	72,580	66,500
Retained earnings	807,969	745,994
Accumulated other comprehensive loss	(12,844)	(11,358)
Common stock held in treasury, at cost — 17,135,488 and 16,509,345 shares as of March 31, 2007 and December 31, 2006, respectively	(369,195)	(335,760)

Total stockholders’ equity	499,229	466,094

Total liabilities and stockholders’ equity	$1,247,042	$1,237,869

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Sales and other revenues	$925,867	$791,594

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	751,714	675,485
Operating expenses (exclusive of depreciation, depletion, and amortization)	50,129	52,467
General and administrative expenses (exclusive of depreciation, depletion, and amortization)	15,847	13,516
Depreciation, depletion and amortization	11,451	8,024
Exploration expenses, including dry holes	152	127

Total operating costs and expenses	829,293	749,619

Income from operations	96,574	41,975

Other income (expense):
Equity in earnings of Holly Energy Partners	3,346	3,212
Interest income	2,560	1,735
Interest expense	(252)	(275)

	5,654	4,672

Income from continuing operations before income taxes	102,228	46,647

Income tax provision:
Current	34,758	14,806
Deferred	(72)	681

	34,686	15,487

Income from continuing operations	67,542	31,160

Discontinued operations
Income from discontinued operations	—	1,387
Gain on sale of discontinued operations	—	14,257

Income from discontinued operations, net of taxes	—	15,644

Net income	$67,542	$46,804

Basic earnings per share:
Continuing operations	$1.22	$0.53
Discontinued operations	—	0.27

Net income	$1.22	$0.80

Diluted earnings per share:
Continuing operations	$1.20	$0.52
Discontinued operations	—	0.26

Net income	$1.20	$0.78

Cash dividends declared per common share	$0.10	$0.05

Average number of common shares outstanding:
Basic	55,189	58,458
Diluted	56,318	60,028
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$67,542	$46,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization (includes discontinued operations)	11,451	8,574
Deferred income taxes (includes discontinued operations)	(72)	(1,761)
Equity based compensation expense	1,231	780
Distributions in excess of equity in earnings in HEP and joint ventures	2,089	1,601
Gain on sale of assets, before income taxes	—	(22,638)
(Increase) decrease in current assets:
Accounts receivable	35,682	30,569
Inventories	(15,758)	(53,423)
Income taxes receivable	9,055	—
Prepayments and other	1,330	787
Increase (decrease) in current liabilities:
Accounts payable	(25,478)	(35,712)
Accrued liabilities	(16,552)	(2,808)
Income taxes payable	16,109	11,962
Turnaround expenditures	(198)	(4,080)
Other, net	(130)	1,005

Net cash provided by (used for) operating activities	86,301	(18,340)

Cash flows from investing activities:
Additions to properties, plants and equipment	(26,750)	(32,235)
Net cash proceeds from sale of Montana Refinery	—	48,872
Purchases of marketable securities	(89,165)	(51,442)
Sales and maturities of marketable securities	62,140	154,693

Net cash provided by (used for) investing activities	(53,775)	119,888

Cash flows from financing activities:
Issuance of common stock upon exercise of options	263	1,401
Purchase of treasury stock	(35,837)	(59,271)
Cash dividends	(4,477)	(2,957)
Excess tax benefit from equity based compensation	4,587	4,826

Net cash used for financing activities	(35,464)	(56,001)

Cash and cash equivalents:

Increase (decrease) for the period	(2,938)	45,547
Beginning of period	154,117	49,064

End of period	$151,179	$94,611

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$14	$176
Income taxes	$5,006	$9,812
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income	$67,542	$46,804
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain on available for sale securities	378	229
Reclassification adjustment to net income on sale of equity securities	(21)	(20)

Total unrealized gain on available for sale securities	357	209
Retirement medical obligation adjustment	(2,792)	—

Other comprehensive income (loss) before income taxes	(2,435)	209
Income tax expense (benefit)	(949)	81

Other comprehensive income (loss)	(1,486)	128

Total comprehensive income	$66,056	$46,932

See accompanying notes.

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
     As of the close of business on March 31, 2007, we:
•	owned and operated two refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), and a refinery in Woods Cross, Utah (“Woods Cross Refinery”);

•	owned approximately 800 miles of crude oil pipelines located principally in west Texas and New Mexico;

•	owned 100% of NK Asphalt Partners which manufactures and markets asphalt products from various terminals in Arizona and New Mexico and does business under the name of “Holly Asphalt Company;” and

•	owned a 45.0% interest in Holly Energy Partners, L.P. (“HEP”) which includes our 2% general partner interest, which has logistic assets including approximately 1,700 miles of petroleum product pipelines located in Texas, New Mexico and Oklahoma (including 340 miles of leased pipeline); eleven refined product terminals; two refinery truck rack facilities, a refined products tank farm facility, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”).
On March 31, 2006 we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). Accordingly, the results of operations of the Montana Refinery and a net gain of $14.3 million on the sale are shown in discontinued operations (see Note 2).
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2007, the consolidated results of operations and comprehensive income for the three months ended March 31, 2007 and 2006 and consolidated cash flows for the three months ended March 31, 2007 and 2006 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.
We use the last-in, first-out (“LIFO”) method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.
Our results of operations for the first three months of 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which we determined to be immaterial, have been made to prior reported amounts to conform to current classifications.

New Accounting Pronouncements
SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No 115. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at a company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period as a component of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. While we are currently evaluating the provisions of SFAS No. 159, we do not expect the adoption of this statement to have a material impact on our financial condition, results of operations and cash flows.
Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007. As a result of the implementation of this standard, we recognized no material adjustment in the liability for unrecognized income tax benefits.
We are subject to U.S. federal income tax and to the income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal, state and local income tax matters for fiscal years through July 31, 2002. In 2006, the Internal Revenue Service commenced examinations of our U.S. federal income tax returns for the tax years ended July 31, 2003 and December 31, 2003. To date, we do not anticipate that the resolution of this audit will result in a material change to our financial condition, results of operations or cash flows.
Our policy is to recognize potential interest and penalties related to income tax matters in income tax expense. We believe we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
SFAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of this interpretation will have a material impact on our financial condition, results of operations and cash flows.
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
The following tables provide summarized income statement information related to discontinued operations:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Sales and other revenues from discontinued operations	$—	$33,183

Income from discontinued operations before income tax expense	$—	$2,202
Income tax expense	—	(815)

Income from discontinued operations, net	—	1,387

Gain on sale of discontinued operations before income taxes	—	22,638
Income tax expense	—	(8,381)

Gain on sale of discontinued operations, net	—	14,257

Income from discontinued operations, net	$—	$15,644

In accordance with the Montana Refinery sale agreement, we retained certain financial liabilities, including certain environmental liabilities related to required remediation and corrective action for environmental conditions that existed at the time of sale and for financial penalties for infractions that occurred prior to the sale. Based on our estimates, we had accruals of $1.3 million as of March 31, 2007 and December 31, 2006 related to such environmental liabilities which is included in our environmental liability accrual as discussed in Note 7.
NOTE 3: Investment in Holly Energy Partners
HEP is a publicly held master limited partnership that commenced operations July 13, 2004 upon the completion of its initial public offering. We currently have a 45% ownership interest in HEP, including our 2% general partner interest.
HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on their refined product pipelines or throughput in their terminals, volumes of refined products that will result in minimum annual payments to HEP, currently $38.5 million. Under the HEP IPA, we agreed to transport minimum volumes of intermediate products on the intermediate pipelines that will result in minimum annual payments to HEP, currently $12.4 million. Minimum payments for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15.0 million relates solely to the intermediate pipelines.
HEP is a variable interest entity (“VIE”) as defined under FIN 46, and following HEP’s acquisition of the intermediate feedstock pipelines in 2005, we have determined that our beneficial variable interest in HEP was less than 50%. We report our share of the earnings of HEP, including any incentive distributions paid through our general partner interest, using the equity method of accounting. HEP has risk associated with its operations. HEP has three major customers, of which we are one. If any of the customers fails to meet the desired shipping levels or terminates its contracts, HEP could suffer substantial losses unless a new customer is found. If HEP does suffer losses, we would recognize our percentage of those losses based on our ownership percentage in HEP at that time.

We hold 7,000,000 subordinated units and 70,000 common units of HEP as of March 31, 2007. Our rights as holder of subordinated units to receive distributions of cash from HEP are subordinated to the rights of the common unitholders to receive such distributions.
The following table sets forth the changes during the three months ended March 31, 2007 in our investment account balance with HEP:

Investment in HEP balance at December 31, 2006	$(164,405)
Equity in the earnings of HEP	3,346
Regular quarterly distributions from HEP	(5,435)

Investment in HEP balance at March 31, 2007	$(166,494)

The following tables provide summary financial results for HEP.

	March 31,	December 31,
	2007	2006
	(In thousands)
Current assets	$19,358	$23,624
Properties and equipment, net	158,324	160,484
Transportation agreements and other	58,271	59,465

Total assets	$235,953	$243,573

Current liabilities	$10,735	$14,174
Long-term liabilities	182,312	182,210
Minority interest	11,390	10,963
Partners’ equity	31,516	36,226

Total liabilities and partners’ equity	$235,953	$243,573

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Revenues	$23,872	$22,438
Operating costs and expenses	13,135	12,126

Operating income	10,737	10,312
Other expenses, net	(3,303)	(3,177)

Net income	$7,434	$7,135

We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs, and administrative costs under the Holly PTA, Holly IPA and an Omnibus Agreement.
•	Pipeline and terminal expenses paid to HEP were $13.8 million and $12.5 million for the three months ended March 31, 2007 and 2006, respectively.

•	We charged HEP $0.5 million for three months ended March 31, 2007 and 2006 for general and administrative services under the Omnibus Agreement which we recorded as a reduction in expenses.

•	HEP reimbursed us for costs of employees supporting their operations of $2.3 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively, which we recorded as a reduction in expenses.

•	We reimbursed HEP $0.1 million for the three months ended March 31, 2007 and 2006 for certain costs paid on our behalf.

•	We received as regular distributions on our subordinated units, common units and general partner interest, $5.4 million and $4.8 million for the three months ended March 31, 2007 and 2006, respectively. Our distributions for the three months ended March 31, 2007 and 2006 included $0.4 million and $0.2 million, respectively, in incentive distributions with respect to our general partner interest.

•	We had a related party receivable from HEP of $3.4 million and $2.2 million at March 31, 2007 and December 31, 2006, respectively.

•	We had accounts payable to HEP of $5.3 million and $5.7 million at March 31, 2007 and December 31, 2006, respectively.

•	“Prepayments and other” includes $0.8 million and $0.2 million at March 31, 2007 and December 31, 2006, respectively, related to minimum payments under the HEP IPA which may be applied as credits against future billings from HEP if our shipments exceed the minimum volume commitments on the intermediate pipelines.
NOTE 4: Earnings Per Share
Basic earnings per share from continuing operations is calculated as income from continuing operations divided by the average number of shares of common stock outstanding. Diluted earnings per share from continuing operations assumes, when dilutive, the issuance of the net incremental shares from stock options, variable restricted shares and performance share units. The average number of shares of common stock outstanding and per share amounts have been adjusted to reflect the two-for-one stock split effective June 1, 2006. The following is a reconciliation of the denominators of the basic and diluted per share computations for income from continuing operations:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)
Income from continuing operations	$67,542	$31,160

Average number of shares of common stock outstanding	55,189	58,458
Effect of dilutive stock options, variable restricted shares and performance share units	1,129	1,570

Average number of shares of common stock outstanding assuming dilution	56,318	60,028

Basic earnings per share from continuing operations	$1.22	$0.53

Diluted earnings per share from continuing operations	$1.20	$0.52

NOTE 5: Stock-Based Compensation
On March 31, 2007 we had three principal share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $4.4 million and $3.7 million for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.5 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. It is currently our practice to issue new shares for settlement of option exercises, restricted stock grants or performance share units settled in stock. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods, which results in a higher expense in the earlier periods of the grants. At March 31, 2007, 2,508,409 shares of common stock were reserved for future grants under the current long-term incentive compensation plan, which reservation allows for awards of options, restricted stock, or other performance awards.
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
A summary of option activity as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value ($000)
Outstanding at January 1, 2007	1,576,800	$2.25
Exercised	(72,600)	3.62
Forfeited or expired	—	—

Outstanding at March 31, 2007	1,504,200	$2.18	2.9	$85,914

Exercisable at March 31, 2007	1,504,200	$2.18	2.9	$85,914

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, was $3.6 million and $12.6 million, respectively.
At March 31, 2007 and December 31, 2006, all stock options granted were fully vested. The total fair value of shares vested during the three months ended March 31, 2006 was $0.3 million.
Cash received from option exercises under the stock option plans for the three months ended March 31, 2007 and 2006, was $0.3 million and $1.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $1.4 million and $4.9 million for the three months ended March 31, 2007 and 2006, respectively.
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
A summary of restricted stock grant activity and changes during the three months ended March 31, 2007 is presented below:

		Weighted-Average
		Grant-Date Fair	Aggregate Intrinsic
Restricted Stock	Grants	Value	Value ($000)
Outstanding at January 1, 2007 (nonvested)	494,922	$15.07
Vesting and transfer of ownership to recipients	(108,079)	13.96
Granted	53,145	55.47
Forfeited	(2,150)	16.94

Outstanding at March 31, 2007 (nonvested)	437,838	$20.23	$25,964

The total intrinsic value of restricted stock vested and transferred to recipients during the three months ended March 31, 2007 and 2006 was $6.4 million and $5.5 million, respectively. As of March 31, 2007, there was $4.9 million of total unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $1.5 million and $1.0 million, respectively.
Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in either cash or stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years. Under the terms of our performance share unit grants, awards are subject to either a “financial performance” or a “market performance” criteria.
During the 2007 first quarter, we granted 42,813 performance share units with a fair value based on our grant date closing stock price of $55.47. These units are payable in stock and are subject to certain financial performance criteria.
The fair value of each performance share unit award subject to the financial performance criteria and payable in stock is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of March 31, 2007, estimated share payouts for outstanding nonvested performance share unit awards ranged from 100% to 200%.
The fair value of each performance share unit award based on market performance criteria and payable in stock is computed based on an expected-cash-flow approach. The analysis utilizes the grant date closing stock price, dividend yield, historical total returns, expected total returns based on a capital asset pricing model methodology, standard deviation of historical returns and comparison of expected total returns with the peer group. The expected total return and historical standard deviation are applied to a lognormal expected return distribution in a Monte Carlo simulation model to identify the expected range of potential returns and probabilities of expected returns.
The fair value of each performance share unit award payable in cash is computed quarterly using an expected-cash-flow approach. The analysis utilizes the current stock price, dividend yield, historical total returns as of the measurement date, expected total returns based on a capital asset pricing model methodology, standard deviation of historical returns and comparison of expected total returns with the peer group. The expected total return and historical standard deviation are applied to a lognormal expected return distribution in a Monte Carlo simulation model to identify the expected range of potential returns and probabilities of expected returns.
At March 31, 2007, the price of our stock was $59.30, the latest quarterly dividend was $0.10, and the risk-free rate was 4.88%. The inputs affecting the expected total return for us and the peer group are based on a capital asset pricing model utilizing information available at the measurement date. The monthly standard deviation of returns is based on the standard deviation of historical return information. The expected return and standard deviation are presented below:

		Standard
Company	Expected Return on Equity	Deviation (Monthly)
Holly	12.1%	7.6%
Peer group	10.6% to 13.6%	6.5% to 11.0%
A summary of performance share units’ activity and changes during the three months ended March 31, 2007 is presented below:

			Financial
	Market Performance		Performance
	Payable in	Stock	Stock	Total
	Cash	Settled	Settled	Performance
Performance Share Units	Grants	Grants	Grants	Share Units
Outstanding at January 1, 2007 (nonvested)	227,350	125,774	74,928	428,052
Vesting and payment of benefit to recipients	(145,900)	(75,500)	—	(221,400)
Granted	—	—	42,813	42,813
Forfeited	—	(900)	(528)	(1,428)

Outstanding at March 31, 2007 (nonvested)	81,450	49,374	117,213	248,037

For the three months ended March 31, 2007 we paid $15.5 million and issued 75,500 shares of our common stock having a fair value of $3.6 million related to vested performance share units. As of March 31, 2007, the cash liability associated with nonvested performance share units was $7.1 million and is recorded in “Accrued liabilities” in our consolidated balance sheets. Based on the weighted average fair value at March 31, 2007 of $63.45, there was $8.3 million of total unrecognized compensation cost related to nonvested performance share units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
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

The following is a summary of our available-for-sale securities at March 31, 2007:

	Available-for-Sale Securities
			Estimated
		Gross	Fair Value
		Unrealized	(Net Carrying
	Amortized Cost	Losses	Amount)
	(In thousands)
States and political subdivisions	$125,937	$(69)	$125,868
Equity securities	4,328	(978)	3,350

Total marketable securities	$130,265	$(1,047)	$129,218

Interest income on our marketable debt securities for the three months ended March 31, 2007 and 2006 included $1.4 million and $2.0 million, respectively, of interest earned, $21,000 and $20,000, respectively, in realized losses and amortization of $0.3 million and $0.8 million, respectively, in net premiums paid related to our marketable debt securities. We had 53 and 115 sales and maturities during the three months ended March 31, 2007 and 2006, respectively, in which we received a total of $62.1 million and $154.7 million, respectively. The realized losses represent the difference between the purchase price, as amortized, and the market value on the maturity or sales date.
NOTE 7: Environmental
Consistent with our accounting policy for environmental remediation costs, we expensed $0.1 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively, for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheets was $7.5 million and $7.6 million at March 31, 2007 and December 31, 2006, respectively, of which $5.7 million and $6.1 million, respectively, were classified as other long-term liabilities. Costs of future expenditures for environmental remediation are not discounted to their present value.
NOTE 8: Debt
Credit Facility
We have a $175.0 million secured revolving credit facility with Bank of America as administrative agent and lender, with a term of four years and an option to increase the facility to $225.0 million subject to certain conditions. This credit facility expires in 2008 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at March 31, 2007. At March 31, 2007, we had outstanding letters of credit totaling $2.3 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $172.7 million at March 31, 2007.
We made cash interest payments of $14,000 and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.
NOTE 9: Income Taxes
The effective tax rate for continuing operations for the first quarter of 2007 was 33.9%, as compared to 33.2% for the first quarter of 2006.

NOTE 10: Stockholders’ Equity
Two-For-One Stock Split: On May 11, 2006, we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The stock dividend was paid on June 1, 2006 to all holders of record of common stock at the close of business on May 22, 2006.
All references to the number of shares of common stock and per share amounts for all periods presented have been adjusted to reflect the split on a retrospective basis.
Common Stock Repurchases: Under our $300.0 million common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2007, we repurchased 545,439 shares at a cost of approximately $29.2 million (of which $0.6 million of the cash settlement was after March 31, 2007) or an average of $53.56 per share under this repurchase initiative. Since inception of this repurchase initiative in November 2005 through March 31, 2007, we have repurchased 5,991,646 shares at a cost of approximately $236.2 million or an average of $39.42 per share.
During the three months ended March 31, 2007, we repurchased at current market price from certain officers and key employees 80,704 shares of our common stock at a cost of approximately $4.2 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.
NOTE 11: Other Comprehensive Income
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the three months ended March 31, 2007
Retirement medical obligation adjustment	$(2,792)	$(1,086)	$(1,706)
Unrealized gain on available-for-sale securities	357	137	220

Other comprehensive loss	$(2,435)	$(949)	$(1,486)

For the three months ended March 31, 2006
Unrealized gain on available-for-sale securities	$209	$81	$128

Other comprehensive income	$209	$81	$128

The temporary unrealized gain on securities available for sale is due to changes in market prices of securities.
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets include:

	March 31,	December 31,
	2007	2006
	(In thousands)
Pension obligation adjustment	$(1,115)	$(1,115)
Unrealized loss on available-for-sale securities	(636)	(856)
Adjustment to initially apply adoption of SFAS No. 158, net of income tax effect of $7,063	(11,093)	(9,387)

Accumulated other comprehensive loss	$(12,844)	$(11,358)

NOTE 12: Retirement Plan
We have a non-contributory defined benefit retirement plan that covers most of our employees who were hired prior to January 1, 2007. Our policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.
The net periodic pension expense consisted of the following components:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Service cost	$1,589	$1,048
Interest cost	1,404	1,014
Expected return on assets	(1,566)	(856)
Amortization of prior service cost	63	65
Amortization of net loss	284	320

Net periodic benefit cost	$1,774	$1,591

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2007 and 2006 net periodic benefit cost. We expect to contribute between zero and $10.0 million to the retirement plan during 2007. No contributions were made during the three months ended March 31, 2007.
NOTE 13: Contingencies
We have pending proceedings in the United States Court of Appeals for the District of Columbia Circuit with respect to rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC relating principally to the period from 1993 through July 2000 resulted in reparations payments from SFPP to us in 2003 totaling approximately $15.3 million. In 2004 the appeals court issued its opinion relating principally to the period from 1993 through July 2000, ruling in favor of our positions on most of the disputed issues that concern us, and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. In May 2005, the FERC issued a general policy statement on an issue concerning the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships. The FERC in a later order applied this general policy statement to SFPP and such application is contrary to our position in this case. We and certain other refining companies have pending before the court of appeals petitions challenging the FERC policy on income taxes, decisions by the FERC in 2005 and early 2006 on certain of the remanded issues, and rulings by the FERC on some issues relating to periods after July 2000. In March 2006, SFPP submitted computations asserted to be based on the most recent determinations of the FERC in the case. In April 2006, we filed a protest and comments concerning a number of elements of these computations. One element of the computations, which is based on the FERC’s disputed 2005 policy on treatment of income taxes, would, if ultimately sustained, result in a requirement for us to repay to SFPP approximately $3.0 million of the $15.3 million reparations amount received by us from SFPP in 2003. Because proceedings in the FERC on remand have not been completed and our petitions for review to the court of appeals with respect to the FERC’s orders are pending, it is not possible to determine whether the amount of reparations actually due to us for the period from 1993 through July 2000 will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings are not likely to result in an obligation for us to repay more than the amount now asserted in SFPP’s most recent computations (approximately $3.0 million) and that the more likely final result would be either a smaller repayment by us than is now asserted by SFPP or a payment to us of additional reparations. The ultimate amount of reparations payable to us will be determined only after further proceedings in the FERC on issues that have not been finally determined by the FERC, further proceedings in the appeals court with respect to determinations by the FERC, and possibly future petitions by one or more of the parties seeking United States Supreme Court review of issues in the case.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we”, “our” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person.
OVERVIEW
We are principally an independent petroleum refiner operating two refineries in Artesia and Lovington, New Mexico (operated as one refinery and collectively known as the “Navajo Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”). Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At March 31, 2007, we also owned a 45% interest in Holly Energy Partners, L.P. (“HEP”), which owns and operates pipeline and terminalling assets and owns a 70% interest in Rio Grande Pipeline Company (“Rio Grande”).
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the southwestern and western United States. Our sales and other revenues for the three months ended March 31, 2007 were $925.9 million and our net income for the three months ended March 31, 2007 was $67.5 million. Our sales and other revenues and net income for the three months ended March 31, 2006 were $791.6 million and $46.8 million, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the three months ended March 31, 2007 were $829.3 million, an increase from $749.6 million for the three months ended March 31, 2006.
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
Under our $300.0 million common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2007, we repurchased 545,439 shares at a cost of approximately $29.2 million (of which $0.6 million of the cash settlement was after March 31, 2007) or an average of $53.56 per share under this repurchase initiative. Since inception of this repurchase initiative in November 2005 through March 31, 2007, we have repurchased 5,991,646 shares at a cost of approximately $236.2 million or an average of $39.42 per share.

RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	March 31,		Change from 2006
	2007	2006	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$925,867	$791,594	$134,273	17.0%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	751,714	675,485	76,229	11.3
Operating expenses (exclusive of depreciation, depletion and amortization)	50,129	52,467	(2,338)	(4.5)
General and administrative expenses (exclusive of depreciation, depletion and amortization)	15,847	13,516	2,331	17.2
Depreciation, depletion and amortization	11,451	8,024	3,427	42.7
Exploration expenses, including dry holes	152	127	25	19.7

Total operating costs and expenses	829,293	749,619	79,674	10.6

Income from operations	96,574	41,975	54,599	130.1
Other income (expense):
Equity in earnings of HEP	3,346	3,212	134	4.2
Interest income	2,560	1,735	825	47.6
Interest expense	(252)	(275)	23	(8.4)

	5,654	4,672	982	21.0

Income from continuing operations before income taxes	102,228	46,647	55,581	119.2
Income tax provision	34,686	15,487	19,199	124.0

Income from continuing operations	67,542	31,160	36,382	116.8
Income from discontinued operations, net of taxes	—	15,644	(15,644)	(100.0)

Net income	$67,542	$46,804	$20,738	44.3%

Basic earnings per share:
Continuing operations	$1.22	$0.53	$0.69	130.2%
Discontinued operations	—	0.27	(0.27)	(100.0)

Net income	$1.22	$0.80	$0.42	52.5%

Diluted earnings per share:
Continuing operations	$1.20	$0.52	$0.68	130.8%
Discontinued operations	—	0.26	(0.26)	(100.0)

Net income	$1.20	$0.78	$0.42	53.8%

Cash dividends declared per common share	$0.10	$0.05	$0.05	100.0%

Average number of common shares outstanding:
Basic	55,189	58,458	(3,269)	(5.6)%
Diluted	56,318	60,028	(3,710)	(6.2)%

Balance Sheet Data (Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$280,397	$255,953
Working capital	$257,283	$240,181
Total assets	$1,247,042	$1,237,869
Stockholders’ equity	$499,229	$466,094
Other Financial Data (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net cash provided by (used for) operating activities	$86,301	$(18,340)
Net cash provided by (used for) investing activities	$(53,775)	$119,888
Net cash used for financing activities	$(35,464)	$(56,001)
Capital expenditures	$26,750	$32,235
EBITDA from continuing operations (1)	$111,371	$53,211

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA from continuing operations. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

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

	Three Months Ended
	March 31,
	2007	2006
Navajo Refinery
Crude charge (BPD)(1)	76,820	72,520
Refinery production (BPD)(2)	86,100	81,110
Sales of produced refined products (BPD)	85,390	79,760
Sales of refined products (BPD)(3)	96,360	90,780

Refinery utilization (4)	92.6%	96.7%

Average per produced barrel (5)
Net sales	$75.58	$75.54
Cost of products (6)	59.04	62.85

Refinery gross margin	16.54	12.69
Refinery operating expenses (7)	4.18	4.39

Net operating margin	$12.36	$8.30

Feedstocks:
Sour crude oil	75%	82%
Sweet crude oil	10%	5%
Other feedstocks and blends	15%	13%

Total	100%	100%

Sales of produced refined products:
Gasolines	61%	62%
Diesel fuels	27%	26%
Jet fuels	3%	5%
Fuel oil	3%	—%
Asphalt	3%	1%
LPG and other	3%	6%

Total	100%	100%

	Three Months Ended
	March 31,
	2007	2006
Woods Cross Refinery
Crude charge (BPD)(1)	24,650	22,730
Refinery production (BPD)(2)	26,570	24,010
Sales of produced refined products (BPD)	28,120	23,290
Sales of refined products (BPD)(3)	28,550	24,490

Refinery utilization (4)	94.8%	87.4%

Average per produced barrel (5)
Net sales	$71.61	$69.64
Cost of products (6)	56.87	60.19

Refinery gross margin	14.74	9.45
Refinery operating expenses (7)	4.76	5.73

Net operating margin	$9.98	$3.72

Feedstocks:
Sour crude oil	—%	6%
Sweet crude oil	91%	86%
Other feedstocks and blends	9%	8%

Total	100%	100%

Sales of produced refined products:
Gasolines	63%	61%
Diesel fuels	25%	26%
Jet fuels	2%	3%
Fuel oil	6%	6%
LPG and other	4%	4%

Total	100%	100%

Consolidated
Crude charge (BPD)(1)	101,470	95,250
Refinery production (BPD)(2)	112,670	105,120
Sales of produced refined products (BPD)	113,510	103,050
Sales of refined products (BPD)(3)	124,910	115,270

Refinery utilization (4)	93.1%	94.3%

Average per produced barrel (5)
Net sales	$74.59	$74.21
Cost of products (6)	58.50	62.25

Refinery gross margin	16.09	11.96
Refinery operating expenses (7)	4.32	4.70

Net operating margin	$11.77	$7.26

Feedstocks:
Sour crude oil	58%	64%
Sweet crude oil	28%	24%
Other feedstocks and blends	14%	12%

Total	100%	100%

Sales of produced refined products:
Gasolines	61%	62%
Diesel fuels	27%	26%
Jet fuels	3%	4%
Fuel oil	4%	2%
Asphalt	2%	1%
LPG and other	3%	5%

Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD).

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are located under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Transportation costs billed from HEP are included in cost of products.

(7)	Represents operating expenses of our refinery, exclusive of depreciation, depletion and amortization, and excludes refining segment expenses of product pipelines and terminals.
Results of Operations — Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Summary
Income from continuing operations was $67.5 million ($1.22 per basic and $1.20 per diluted share) for the three months ended March 31, 2007, compared to income from continuing operations of $31.2 million ($.53 per basic and $.52 per diluted share) for the three months ended March 31, 2006. Income from continuing operations increased $36.4 million for the first quarter of 2007, an increase of 117%, as compared to the first quarter of 2006 principally due to improved refined product margins experienced in the current year’s first quarter and an increase in volume of produced refined products sold. These favorable factors were partially offset by the effects of higher depreciation, depletion and amortization costs and general and administrative expenses incurred in the first quarter of 2007, partially offset by a decrease in operating expenses. Overall refinery production levels from continuing operations increased by 7% for the first quarter of 2007 as compared to the same period in 2006 primarily due to increased production following the completion of our Navajo Refinery’s 8,000 BPSD capacity expansion in the latter half of 2006, partially offset by the effects of unplanned downtime of certain units at our Navajo Refinery in the first quarter of 2007. Overall refinery gross margins from continuing operations were $16.09 per produced barrel for the first quarter of 2007 compared to refinery gross margins from continuing operations of $11.96 per produced barrel for the first quarter of 2006.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 17% from $791.6 million for the three months ended March 31, 2006 to $925.9 million for the three months ended March 31, 2007 due principally to an increase in volumes of produced refined products sold. The total volume of refined products sold increased 8% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Additionally, the first quarter of 2007 included $61.7 million of revenues attributable to certain direct crude oil sales that were previously netted against the corresponding purchases and presented in cost of products sold prior to our adoption of new accounting guidance effective April 1, 2006.
Cost of Products Sold
Cost of products sold increased 11% from $675.5 million in the first quarter of 2006 to $751.7 million in the first quarter of 2007 due principally to an increase in volumes of produced refined products sold and the inclusion of $61.9 million of costs attributable to direct crude oil sales, partially offset by a per unit decrease in cost of produced refined products sold. The total volume of refined products sold increased 8% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The average price we paid per barrel of crude oil and feedstocks purchased and the transportation costs of moving the finished products to the market place decreased 6% from $62.25 in the first quarter of 2006 to $58.50 in the first quarter of 2007.
Gross Refinery Margins
Gross refining margin per produced barrel increased 35% from $11.96 in the first quarter of 2006 to $16.09 in the first quarter of 2007. Gross refinery margin does not include the effects of depreciation, depletion and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation, depletion and amortization, decreased 5% from $52.5 million in the first quarter of 2006 to $50.1 million in the first quarter of 2007 due principally to lower utility and environmental costs, partially offset by higher refinery maintenance costs.
General and Administrative Expenses
General and administrative expenses increased 17% from $13.5 million in the first quarter of 2006 to $15.8 million in the first quarter of 2007 due primarily to increased equity-based incentive compensation expense which is affected by increases in our stock price.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization increased 43% from $8.0 million in the first quarter of 2006 to $11.5 million in the first quarter of 2007 due to capitalized refinery improvement projects in 2006.
Equity in Earnings of HEP
Our equity in earnings of HEP was $3.3 million for the three months ended March 31, 2007 as compared to $3.2 million for the three months ended March 31, 2006.
Interest Income
Interest income for the first quarter of 2007 was $2.6 million compared to $1.7 million for the first quarter of 2006. The increase in interest income was principally due to a higher interest rate environment.
Interest Expense
Interest expense was $0.3 million for the first quarter of 2007 and 2006.
Income Taxes
Income taxes increased 124% from $15.5 million for the first quarter of 2006 to $34.7 million for the first quarter of 2007 due to significantly higher pre-tax earnings during the 2007 first quarter as compared to the 2006 first quarter. The effective tax rate for the first quarter of 2007 was 33.9%, as compared to 33.2% for the first quarter of 2006. The slight increase in our effective tax rate was principally due to an increase in our pre-tax income for the first quarter of 2007 as compared to the first quarter of 2006.
Discontinued Operations
We had no income from discontinued operations for the first quarter of 2007 as our Montana Refinery operations have ceased. Income from discontinued operations was $15.6 million for the first quarter of 2006 which included the gain on the sale of the Montana Refinery of $14.3 million, net of $8.4 million in income taxes. The Montana Refinery generated operating income of $1.3 million for the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. We also invest available cash in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. These securities include investments in variable rate demand notes (“VRDN”) and auction rate securities (“ARS”). Although VRDN and ARS may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. Rates on ARS are reset through a Dutch auction process at intervals between 35 and 90 days, depending on the terms of the security. VRDN and ARS may be liquidated at par on the rate reset date. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income or loss. As of March 31, 2007, we had cash and cash equivalents of $151.2 million, marketable securities with maturities under one year of $119.5 million and marketable securities with maturities greater than one year, but less than two years, of $9.7 million.
Cash and cash equivalents decreased by $2.9 million during the three months ended March 31, 2007. The combined cash used for investing activities of $53.8 million and for financing activities of $35.4 million exceeded cash provided by operating activities of $86.3 million. Working capital increased during the three months ended March 31, 2007 by $17.1 million.
We have a $175.0 million secured revolving credit facility with Bank of America as administrative agent and a lender, with a term of four years through 2008 and an option to increase the facility to $225.0 million subject to certain conditions. The credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2007, we had letters of credit outstanding under our revolving credit facility of $2.3 million and had no borrowings outstanding. We were in compliance with all covenants at March 31, 2007.
Under our $300.0 million common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2007, we repurchased under this repurchase initiative 545,439 shares at a cost of approximately $29.2 million (of which $0.6 million of the cash settlement was after March 31, 2007) or an average of $53.56 per share. Since inception of this repurchase initiative in November 2005 through March 31, 2007, we have repurchased 5,991,646 shares at a cost of approximately $236.2 million or an average of $39.42 per share.
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

Cash Flows — Operating Activities
Net cash flows provided by operating activities were $86.3 million for the three months ended March 31, 2007 compared to cash used of $18.3 million for the three months ended March 31, 2006, an increase of $104.6 million. Net income for the three months ended March 31, 2007 was $67.5 million, an increase of $20.7 million from net income of $46.8 million for the three months ended March 31, 2006. Additionally, the non-cash adjustments to net income of depreciation and amortization, deferred taxes, equity-based compensation and gain on an asset sale resulted in an increase of cash flows of $27.7 million for the 2007 first quarter over the 2006 first quarter. Distributions in excess of equity in earnings of HEP increased by $0.5 million for the three months ended March 31, 2007 from the three months ended March 31, 2006. Changes in working capital items increased cash flows by $4.4 million during the three months ended March 31, 2007, as compared to a decrease of $48.6 million for the three months ended March 31, 2006, resulting mainly from an increase in inventories during the first quarter of 2006. For the first three months of 2007, inventories increased by only $15.8 million, as compared to an increase of $53.4 million for the first three months of 2006. Also impacting the working capital items was a $23.7 decrease in net assets of discontinued operations during the first quarter of 2006, due to the sale of the Montana Refinery assets on March 31, 2006. Additionally, in the first three months of 2007, turnaround expenditures amounted to $0.2 million, as opposed to $4.0 million in the first three months of 2006.
Cash Flows — Investing Activities and Capital Projects
Net cash flows used for investing activities were $53.8 million for the three months ended March 31, 2007, as compared to net cash flows provided by investing activities of $119.9 million for the three months ended March 31, 2006, a net change of $173.7 million. Cash expenditures for property, plant and equipment for the first three months of 2007 totaled $26.8 million as compared to $32.2 million for the same period of 2006. On March 31, 2006 we sold our Montana Refinery to Connacher. The net cash proceeds we received on the sale of the Montana Refinery were $48.9 million, net of transaction fees and expenses. We also invested $89.2 million in marketable securities and received proceeds of $62.1 million from the sale or maturity of marketable securities during the three months ended March 31, 2007. For the three months ended March 31, 2006, we invested $51.4 million in marketable securities and received proceeds of $154.7 million from the sale or maturity of marketable securities.
Planned Capital Expenditures
Each year our Board of Directors approves in our annual capital budget capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total capital budget for 2007 is approximately $42.1 million, not including the capital projects approved in prior years, and our expansion and feedstock flexibility projects at the Navajo and Woods Cross refineries, as described below. The 2007 capital budget is comprised of $24.7 million for refining improvement projects for the Navajo Refinery, $9.7 million for projects at the Woods Cross Refinery, $3.2 million for transportation projects, $0.5 million for marketing-related projects, $2.8 million for asphalt plant projects and $1.2 million for information technology and other miscellaneous projects.
As announced in December 2006, we will be installing at the Navajo Refinery a new 15,000 BPD hydrocracker and a new 28 mmscf hydrogen plant at a budgeted cost of approximately $125.0 million. The addition of these units is expected to increase liquid volume recovery, increase the refinery’s capacity to process outside feedstocks, and increase yields of high-valued products, as well as enabling the refinery to meet the EPA’s new low sulfur gasoline specifications. The hydrocracker and hydrogen plant projects will provide improved heavy crude oil processing flexibility.
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
It is anticipated that these projects will also enable the Navajo Refinery to comply with LSG specifications required by the end of 2010.
Also as announced in December 2006, we will be adding at the Woods Cross Refinery a new 15,000 BPD hydrocracker along with sulfur recovery and desalting equipment. The budgeted cost of these additions is approximately $100.0 million. These additions will expand the Woods Cross Refinery’s crude processing capabilities from 26,000 BPD to 31,000 BPD while enabling the refinery to process up to 10,000 BPD of high-value low-priced black wax crude oil and up to 5,000 BPD of low-priced heavy Canadian crude oils. The Woods Cross Refinery expansion project as approved involves a higher capital investment than had originally been estimated, principally because of the substitution of a complex hydrocracker in place of certain desulfurization and expanded bottoms-processing modifications that had been included in preliminary planning. The substitution of the complex hydrocracker is expected to provide increased capabilities to process significantly more black wax crude oils, which have recently been priced at substantial discounts to West Texas Intermediate crude oil, while yielding substantially higher value products than the discounted heavy Canadian crudes that were a more significant part of the original plan. These additions would also increase the refinery’s capacity to process low-cost feedstocks and provide the necessary infrastructure for future expansions of crude oil refining capacity at the Woods Cross Refinery. The approved projects for the Woods Cross Refinery are expected to be completed during the fourth quarter of 2008.
In 2007 we expect to expend a total of approximately $179.0 million on currently approved capital projects, which amount consists of certain carryovers of capital projects from previous years, less carryovers to subsequent years of certain of the currently approved capital projects.
To fully take advantage of the economics on the Woods Cross expansion project, additional crude pipeline capacity will be required to move Canadian crude to the Woods Cross Refinery. In February 2007, HEP entered into a letter of intent with Plains All American Pipeline, L.P. (“Plains”) under which HEP will own a 25% interest in a new 95 mile intrastate pipeline system, now being constructed by Plains, capable of shipping up to 120,000 BPD of crude oil into the Salt Lake City area.
Additionally, we are also working with HEP to evaluate construction of a refined products pipeline from Salt Lake City to Las Vegas. The current estimated cost of this pipeline is expected to be approximately $235.0 million, and the total cost of the project including terminals is expected to be approximately $300.0 million.
In October 2004, the American Jobs Creation Act of 2004 (“2004 Act”) was signed into law. Among other things, the 2004 Act creates tax incentives for small business refiners incurring costs to produce ULSD. The 2004 Act provides an immediate deduction of 75% of certain costs paid or incurred to comply with the ULSD standards, and a tax credit based on ULSD production of up to 25% of those costs. We estimate the tax savings that we derive from planned capital expenditures associated with the 2004 Act will result in a reduction in our income tax expense of approximately $15.0 million in 2007, representing the difference between the value of allowed credits under the 2004 Act as compared to the value of depreciating the investments. In August 2005, the Energy Policy Act of 2005

(“2005 Act”) was signed into law. Among other things, the 2005 Act creates tax incentives for refiners by providing for an immediate deduction of 50% of certain refinery capacity expansion costs when the expansion assets are placed in service. We believe the capacity expansions under the new Navajo and Woods Cross capital projects will qualify for this deduction.
The above mentioned regulatory compliance items, including the ULSD and LSG requirements, or other presently existing or future environmental regulations could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements.
Cash Flows — Financing Activities
Net cash flows used for financing activities were $35.5 million for the three months ended March 31, 2007, as compared to $56.0 million for the three months ended March 31, 2006, a decrease of $20.5 million. Under our common stock repurchase program, we purchased treasury stock of $35.8 million during the three months ended March 31, 2007 and $59.3 million during the three months ended March 31, 2006. Our treasury stock purchases for the three months ended March 31, 2007 and 2006, include $4.2 million and $1.4 million, respectively, in common stock purchased from certain executives, at market prices, made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means. During the three months ended March 31, 2007, we paid $4.5 million in dividends, received $0.3 million for common stock issued upon exercise of stock options, and recognized $4.6 million in excess tax benefits on our equity based compensation. During the three months ended March 31, 2006, we paid $3.0 million in dividends, received $1.4 million for common stock issued upon exercise of stock options and recognized $4.8 million in excess tax benefits on our equity based compensation.
Contractual Obligations and Commitments
During the three months ended March 31, 2007, there were no significant changes to our contractual obligations for our agreements with HEP and operating leases, other than the regular payments made under the existing pipelines and terminals agreements with HEP and operating leases.
HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on HEP’s refined product pipelines or throughput in HEP’s terminals a volume of refined products that will result in a minimum level of revenue to HEP of $38.5 million. Under the HEP IPA, we agreed to transport volumes of intermediate products on the intermediate pipelines that will result in a minimum level of revenues to HEP of approximately $12.4 million annually. Minimum revenues for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15.0 million relates solely to the intermediate pipelines.
HEP financed the Alon transaction through a private offering of $150.0 million principal amount of HEP Senior Notes. HEP increased these notes to $185.0 million as part of the purchase of our intermediate pipelines. The $185.0 million HEP Senior Notes are not recorded on our accompanying consolidated balance sheets at March 31, 2007 or December 31, 2006. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s general partner to the extent it makes any payment in satisfaction of $35.0 million of the principal amount of the HEP Senior Notes.
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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2007.
We use the last-in, first-out (“LIFO”) method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.
New Accounting Pronouncements
SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No 115. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at a company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period as a component of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. While we are currently evaluating the provisions of SFAS No. 159, we do not expect the adoption of this statement to have a material impact on our financial condition, results of operations and cash flows.
Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007. As a result of the implementation of this standard, we recognized no material adjustment in the liability for unrecognized income tax benefits.
We are subject to U.S. federal income tax and to the income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal, state and local income tax matters for fiscal years through July 31, 2002. In 2006, the Internal Revenue Service commenced examinations of our U.S. federal income tax returns for the tax years ended July 31, 2003 and December 31, 2003. To date, we do not anticipate that the resolution of this audit will result in a material change to our financial condition, results of operations or cash flows.
Our policy is to recognize potential interest and penalties related to income tax matters in income tax expense. We believe we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
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
We periodically utilize petroleum commodity futures contracts to reduce our exposure to price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. We have not had any open positions since 2005.
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
At March 31, 2007, we had no outstanding debt. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk on any bank borrowings would be very low. At times, we have used borrowings under our credit facility to finance our working capital needs. There were no borrowings under the credit facilities at March 31, 2007. We invest a substantial portion of available cash in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. We also invest the remainder of available cash in portfolios of highly rated marketable debt securities, primarily issued by government entities, that have an average remaining duration (including any cash equivalents invested) of not greater than one year and hence the interest rate market risk implicit in these investments is also low. A hypothetical 10% change in the market interest rate over the next year would not materially impact our earnings, cash flow or financial condition since any borrowings under the credit facilities and our investments are at market rates and interest on borrowings and cash investments has historically not been significant as compared to our total operations.
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
Set forth below is our calculation of EBITDA from continuing operations.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Income from continuing operations	$67,542	$31,160
Add provision for income tax	34,686	15,487
Add interest expense	252	275
Subtract interest income	(2,560)	(1,735)
Add depreciation, depletion and amortization	11,451	8,024

EBITDA from continuing operations	$111,371	$53,211

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

	Three Months Ended
	March 31,
	2007	2006
Average per produced barrel:

Navajo Refinery
Net sales	$75.58	$75.54
Less cost of products	59.04	62.85

Refinery gross margin	$16.54	$12.69

Woods Cross Refinery
Net sales	$71.61	$69.64
Less cost of products	56.87	60.19

Refinery gross margin	$14.74	$9.45

Consolidated
Net sales	$74.59	$74.21
Less cost of products	58.50	62.25

Refinery gross margin	$16.09	$11.96

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended
	March 31,
	2007	2006
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$16.54	$12.69
Less refinery operating expenses	4.18	4.39

Net operating margin	$12.36	$8.30

Woods Cross Refinery
Refinery gross margin	$14.74	$9.45
Less refinery operating expenses	4.76	5.73

Net operating margin	$9.98	$3.72

Consolidated
Refinery gross margin	$16.09	$11.96
Less refinery operating expenses	4.32	4.70

Net operating margin	$11.77	$7.26

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliations of refined product sales from produced products sold to total sales and other revenue

	Three Months Ended
	March 31,
	2007	2006
Navajo Refinery
Average sales price per produced barrel sold	$75.58	$75.54
Times sales of produced refined products sold (BPD)	85,390	79,760
Times number of days in period	90	90

Refined product sales from produced products sold	$580,840	$542,256

Woods Cross Refinery
Average sales price per produced barrel sold	$71.61	$69.64
Times sales of produced refined products sold (BPD)	28,120	23,290
Times number of days in period	90	90

Refined product sales from produced products sold	$181,231	$145,972

Sum of refined products sales from produced products sold from our two refineries (4)	$762,071	$688,228
Add refined product sales from purchased products and rounding (1)	79,225	84,542

Total refined products sales	841,296	772,770
Add direct sales of excess crude oil(2)	61,680	—
Add other refining segment revenue(3)	22,606	18,578

Total refining segment revenue	925,582	791,348
Add corporate and other revenues	391	381
Subtract consolidations and eliminations	(106)	(135)

Sales and other revenues	$925,867	$791,594

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold

(3)	Other refining segment revenue includes the revenues associated with NK Asphalt Partners and revenue derived from sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2007	2006
Average sales price per produced barrel sold	$74.59	$74.21
Times sales of produced refined products sold (BPD)	113,510	103,050
Times number of days in period	90	90

Refined product sales from produced products sold	$762,071	$688,228

Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Three Months Ended
	March 31,
	2007	2006
Navajo Refinery
Average cost of products per produced barrel sold	$59.04	$62.85
Times sales of produced refined products sold (BPD)	85,390	79,760
Times number of days in period	90	90

Cost of products for produced products sold	$453,728	$451,162

	Three Months Ended
	March 31,
	2007	2006
Woods Cross Refinery
Average cost of products per produced barrel sold	$56.87	$60.19
Times sales of produced refined products sold (BPD)	28,120	23,290
Times number of days in period	90	90

Cost of products for produced products sold	$143,927	$126,164

Sum of cost of products for produced products sold from our two refineries (4)	$597,655	$577,326
Add refined product costs from purchased products sold and rounding (1)	82,044	85,582

Total refined cost of products sold	679,699	662,908
Add crude oil cost of direct sales of excess crude oil(2)	61,852	—
Add other refining segment cost of products sold(3)	10,269	12,712

Total refining segment cost of products sold	751,820	675,620
Subtract consolidations and eliminations	(106)	(135)

Costs of products sold (exclusive of depreciation, depletion and amortization)	$751,714	$675,485

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment cost of products sold includes the cost of products for NK Asphalt Partners and costs attributable to sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2007	2006
Average cost of products per produced barrel sold	$58.50	$62.25
Times sales of produced refined products sold (BPD)	113,510	103,050
Times number of days in period	90	90

Cost of products for produced products sold	$597,655	$577,326

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended
	March 31,
	2007	2006
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.18	$4.39
Times sales of produced refined products sold (BPD)	85,390	79,760
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$32,124	$31,513

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$4.76	$5.73
Times sales of produced refined products sold (BPD)	28,120	23,290
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$12,047	$12,011

Sum of refinery operating expenses per produced products sold from our two refineries (2)	$44,171	$43,524
Add other refining segment operating expenses and rounding (1)	5,947	8,909

Total refining segment operating expenses	50,118	52,433
Add corporate and other costs	11	34

Operating expenses (exclusive of depreciation, depletion and amortization)	$50,129	$52,467

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of NK Asphalt Partners.

(2)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2007	2006
Average refinery operating expenses per produced barrel sold	$4.32	$4.70
Times sales of produced refined products sold (BPD)	113,510	103,050
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$44,171	$43,524

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended
	March 31,
	2007	2006
Navajo Refinery
Net operating margin per barrel	$12.36	$8.30
Add average refinery operating expenses per produced barrel	4.18	4.39

Refinery gross margin per barrel	16.54	12.69
Add average cost of products per produced barrel sold	59.04	62.85

Average sales price per produced barrel sold	$75.58	$75.54
Times sales of produced refined products sold (BPD)	85,390	79,760
Times number of days in period	90	90

Refined products sales from produced products sold	$580,840	$542,256

Woods Cross Refinery
Net operating margin per barrel	$9.98	$3.72
Add average refinery operating expenses per produced barrel	4.76	5.73

Refinery gross margin per barrel	14.74	9.45
Add average cost of products per produced barrel sold	56.87	60.19

Average sales price per produced barrel sold	$71.61	$69.64
Times sales of produced refined products sold (BPD)	28,120	23,290
Times number of days in period	90	90

Refined products sales from produced products sold	$181,231	$145,972

Sum of refined products sales from produced products sold from our two refineries (4)	$762,071	$688,228
Add refined product sales from purchased products and rounding (1)	79,225	84,542

Total refined products sales	841,296	772,770
Add direct sales of excess crude oil (2)	61,680	—
Add other refining segment revenue (3)	22,606	18,578

Total refining segment revenue	925,582	791,348
Add corporate and other revenues	391	381
Subtract consolidations and eliminations	(106)	(135)

Sales and other revenues	$925,867	$791,594

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment revenue includes the revenues associated with NK Asphalt Partners and revenue derived from sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2007	2006
Net operating margin per barrel	$11.77	$7.26
Add average refinery operating expenses per produced barrel	4.32	4.70

Refinery gross margin per barrel	16.09	11.96
Add average cost of products per produced barrel sold	58.50	62.25

Average sales price per produced barrel sold	$74.59	$74.21
Times sales of produced refined products sold (BPD)	113,510	103,050
Times number of days in period	90	90

Refined product sales from produced products sold	$762,071	$688,228

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have pending proceedings in the United States Court of Appeals for the District of Columbia Circuit with respect to rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. Rulings by the FERC relating principally to the period from 1993 through July 2000 resulted in reparations payments from SFPP to us in 2003 totaling approximately $15.3 million. In 2004 the appeals court issued its opinion relating principally to the period from 1993 through July 2000, ruling in favor of our positions on most of the disputed issues that concern us, and remanded the case to the FERC for additional consideration of several issues, some of which are involved in our claims. In May 2005, the FERC issued a general policy statement on an issue concerning the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships. The FERC in a later order applied this general policy statement to SFPP and such application is contrary to our position in this case. We and certain other refining companies have pending before the court of appeals petitions challenging the FERC policy on income taxes, decisions by the FERC in 2005 and early 2006 on certain of the remanded issues, and rulings by the FERC on some issues relating to periods after July 2000. In March 2006, SFPP submitted computations asserted to be based on the most recent determinations of the FERC in the case. In April 2006, we filed a protest and comments concerning a number of elements of these computations. One element of the computations, which is based on the FERC’s disputed 2005 policy on treatment of income taxes, would, if ultimately sustained, result in a requirement for us to repay to SFPP approximately $3.0 million of the $15.3 million reparations amount received by us from SFPP in 2003. Because proceedings in the FERC on remand have not been completed and our petitions for review to the court of appeals with respect to the FERC’s orders are pending, it is not possible to determine whether the amount of reparations actually due to us for the period from 1993 through July 2000 will be found to be less than or more than the $15.3 million we received in 2003. Although it is not possible at the date of this report to predict the final outcome of these proceedings, we believe that future proceedings are not likely to result in an obligation for us to repay more than the amount now asserted in SFPP’s most recent computations (approximately $3.0 million) and that the more likely final result would be either a smaller repayment by us than is now asserted by SFPP or a payment to us of additional reparations. The ultimate amount of reparations payable to us will be determined only after further proceedings in the FERC on issues that have not been finally determined by the FERC, further proceedings in the appeals court with respect to determinations by the FERC, and possibly future petitions by one or more of the parties seeking United States Supreme Court review of issues in the case.
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
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Common Stock Repurchases Made in the Quarter
Under our $300 million common stock repurchase program (announced in November 2005 and increased from $200 million to $300 million in October 2006), repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under this program during the first quarter of 2007.

				Maximum Dollar
			Total Number of	Value of Shares Yet
			Shares Purchased as	to be Purchased as
	Total Number of	Average price Paid	Part of $300 Million	Part of the $300
Period	Shares Purchased	Per Share	Program	Million Program
January 2007	260,507	$49.94	260,507	$80,021,206
February 2007	—	$—	—	$80,021,206
March 2007	284,932	$56.87	284,932	$63,818,189

Total for January to March 2007	545,439	$53.56	545,439

The total shares purchased during the first quarter of 2007 reflected herein include 10,075 shares at a total cost of $0.6 million that were not settled until April 2007, and therefore are not included on our cash flow statement for the three months ended March 31, 2007.
Additionally, during the three months ended March 31, 2007, we repurchased at current market price from certain executives 80,704 shares of our common stock at a cost of approximately $4.2 million. These repurchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means.

Item 6. Exhibits
     (a) Exhibits

10.1*+	Agreement Concerning Payment of Benefits Under Holly Corporation Retirement Restoration Plan, effective April 1, 2007, between Jack P. Reid and Holly Corporation

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes management contracts or compensatory plans or arrangements.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION

(Registrant)

Date: May 8, 2007	/s/ P. Dean Ridenour

P. Dean Ridenour Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell Vice President and Chief Financial Officer (Principal Financial Officer)