Form 10-Q
period 2007-06-30
HOLLY CORP
filed 2007-08-09
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-3876
HOLLY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1056913

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crescent Court, Suite 1600 Dallas, Texas	75201-6915

(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) (214) 871-3555

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
Large accelerated filer ☑                    Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
54,984,932 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2007.

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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,137	$154,117
Marketable securities	249,540	96,168

Accounts receivable: Product and transportation	208,640	199,083
Crude oil resales	193,595	196,842
Related party receivable	2,101	2,198

	404,336	398,123

Inventories: Crude oil and refined products	128,464	115,100
Materials and supplies	15,233	14,575

	143,697	129,675

Income taxes receivable	—	9,055
Prepayments and other	15,387	12,081
Assets of discontinued operations	—	355

Total current assets	920,097	799,574

Properties, plants and equipment, at cost	714,773	642,740
Less accumulated depreciation, depletion and amortization	(254,924)	(237,270)

	459,849	405,470

Marketable securities (long-term)	54,609	5,668

Other assets: Turnaround costs	9,150	12,061
Intangibles and other	13,772	15,096

	22,922	27,157

Total assets	$1,457,477	$1,237,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$516,071	$507,566
Accrued liabilities	48,000	51,173
Income taxes payable	34,767	—
Liabilities of discontinued operations	—	654

Total current liabilities	598,838	559,393

Deferred income taxes	20,730	20,776
Other long-term liabilities	30,748	27,201
Commitments and contingencies	—	—
Distributions in excess of investment in Holly Energy Partners	167,161	164,405

Stockholders’ equity:
Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 160,000,000 and 100,000,000 shares authorized; 72,358,817 and 71,825,960 shares issued as of June 30, 2007 and December 31, 2006, respectively	724	718
Additional capital	75,947	66,500
Retained earnings	959,990	745,994
Accumulated other comprehensive loss	(12,806)	(11,358)
Common stock held in treasury, at cost – 17,385,283 and 16,509,345 shares as of June 30, 2007 and December 31, 2006, respectively	(383,855)	(335,760)

Total stockholders’ equity	640,000	466,094

Total liabilities and stockholders’ equity	$1,457,477	$1,237,869

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales and other revenues	$1,216,997	$1,120,840	$2,142,864	$1,912,434

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	897,237	908,009	1,648,951	1,583,494
Operating expenses (exclusive of depreciation, depletion, and amortization)	51,116	49,092	101,245	101,559
General and administrative expenses (exclusive of depreciation, depletion, and amortization)	21,348	18,731	37,195	32,247
Depreciation, depletion and amortization	10,641	10,683	22,092	18,707
Exploration expenses, including dry holes	105	100	257	227

Total operating costs and expenses	980,447	986,615	1,809,740	1,736,234

Income from operations	236,550	134,225	333,124	176,200

Other income (expense):
Equity in earnings of Holly Energy Partners	4,954	1,516	8,300	4,728
Interest income	3,550	2,408	6,110	4,143
Interest expense	(291)	(272)	(543)	(547)

	8,213	3,652	13,867	8,324

Income from continuing operations before income taxes	244,763	137,877	346,991	184,524

Income tax provision:
Current	85,189	49,038	119,947	63,844
Deferred	947	1,110	875	1,791

	86,136	50,148	120,822	65,635

Income from continuing operations	158,627	87,729	226,169	118,889

Discontinued operations
Income from discontinued operations	—	5,604	—	6,991
Gain on sale of discontinued operations	—	(232)	—	14,025

Income from discontinued operations, net of taxes	—	5,372	—	21,016

Net income	$158,627	$93,101	$226,169	$139,905

Basic earnings per share:
Continuing operations	$2.89	$1.53	$4.11	$2.06
Discontinued operations	—	0.09	—	0.36

Net income	$2.89	$1.62	$4.11	$2.42

Diluted earnings per share:
Continuing operations	$2.84	$1.51	$4.03	$2.01
Discontinued operations	—	0.09	—	0.36

Net income	$2.84	$1.60	$4.03	$2.37

Cash dividends declared per common share	$0.12	$0.08	$0.22	$0.13

Average number of common shares outstanding:
Basic	54,959	57,186	55,073	57,819
Diluted	55,953	58,363	56,079	59,072
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$226,169	$139,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization (includes discontinued operations)	22,092	19,257
Deferred income taxes (includes discontinued operations)	875	(651)
Equity based compensation expense	1,446	2,442
Distributions in excess of equity in earnings in HEP	2,756	5,085
Gain on sale of assets, before income taxes	—	(22,358)
(Increase) decrease in current assets:
Accounts receivable	(5,862)	(55,553)
Inventories	(14,022)	(49,946)
Income taxes receivable	9,055	—
Prepayments and other	(3,306)	(6,201)
Increase (decrease) in current liabilities:
Accounts payable	9,136	33,284
Accrued liabilities	(3,789)	8,360
Income taxes payable	34,767	10,879
Turnaround expenditures	(202)	(5,680)
Other, net	1,469	972

Net cash provided by operating activities	280,584	79,795
Cash flows from investing activities:
Additions to properties, plants and equipment	(72,531)	(67,494)
Net cash proceeds from sale of Montana Refinery	—	48,872
Purchases of marketable securities	(360,040)	(103,283)
Sales and maturities of marketable securities	158,150	198,033

Net cash provided by (used for) investing activities	(274,421)	76,128
Cash flows from financing activities:
Issuance of common stock upon exercise of options	547	2,181
Purchase of treasury stock	(51,097)	(92,333)
Cash dividends	(10,050)	(5,866)
Excess tax benefit from equity based compensation	7,457	8,887

Net cash used for financing activities	(53,143)	(87,131)
Cash and cash equivalents: Increase (decrease) for the period	(46,980)	68,792
Beginning of period	154,117	49,064

End of period	$107,137	$117,856

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$313	$349
Income taxes	$68,668	$59,007
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$158,627	$93,101	$226,169	$139,905
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain (loss) on available for sale securities	50	(428)	428	(199)
Reclassification adjustment to net income on sale of equity securities	16	10	(5)	(10)

Total unrealized gain (loss) on available for sale securities	66	(418)	423	(209)
Retirement medical obligation adjustment	—	—	(2,792)	—

Other comprehensive income (loss) before income taxes	66	(418)	(2,369)	(209)
Income tax expense (benefit)	28	(162)	(921)	(81)

Other comprehensive income (loss)	38	(256)	(1,448)	(128)

Total comprehensive income	$158,665	$92,845	$224,721	$139,777

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
     As of the close of business on June 30, 2007, we:
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
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2007, the consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2007 and 2006 and consolidated cash flows for the six months ended June 30, 2007 and 2006 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.
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
Our results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which we determined to be immaterial, have been made to prior reported amounts to conform to current classifications.
New Accounting Pronouncements
EITF No.06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. While we are currently evaluating the impact of EITF No. 06-11, we do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at a company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period as a component of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations and cash flows.
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
The following tables provide summarized income statement information related to discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Sales and other revenues from discontinued operations	$—	$20,678	$—	$53,861

Income from discontinued operations before income taxes	$—	$8,943	$—	$11,145
Income tax expense	—	(3,339)	—	(4,154)

Income from discontinued operations, net	—	5,604	—	6,991

Gain (loss) on sale of discontinued operations before income taxes	—	(280)	—	22,358
Income tax (expense) benefit	—	48	—	(8,333)

Gain (loss) on sale of discontinued operations, net	—	(232)	—	14,025

Income from discontinued operations, net	$—	$5,372	$—	$21,016

In accordance with the Montana Refinery sale agreement, we retained certain financial liabilities, including certain environmental liabilities related to required remediation and corrective action for environmental conditions that existed at the time of sale and for financial penalties for infractions that occurred prior to the sale. Based on our estimates, we had accruals of $1.3 million as of June 30, 2007 and December 31, 2006 related to such environmental liabilities which is included in our environmental liability accrual as discussed in Note 7.
NOTE 3: Investment in Holly Energy Partners
HEP is a publicly held master limited partnership that commenced operations July 13, 2004 upon the completion of its initial public offering. We currently have a 45% ownership interest in HEP, including our 2% general partner interest.
HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on their refined product pipelines or throughput in their terminals, volumes of refined products that will result in minimum annual payments to HEP. Following the July 1, 2007 producer price index (“PPI”) rate adjustment, minimum payments under the HEP PTA will be $39.6 million for the twelve months ending June 30, 2008. Under the HEP IPA, we agreed to transport minimum volumes of intermediate products on the intermediate pipelines that will result in minimum annual payments to HEP. Following the July 1, 2007 PPI rate adjustment, minimum payments under the HEP IPA will be $12.8 million for the twelve months ending June 30, 2008. Minimum payments for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15.0 million relates solely to the intermediate pipelines.
HEP is a variable interest entity (“VIE”) as defined under FIN 46, and following HEP’s acquisition of the intermediate feedstock pipelines in 2005, we determined that our beneficial variable interest in HEP was less than 50%. We report our share of the earnings of HEP, including any incentive distributions paid through our general partner interest, using the equity method of accounting. HEP has risk associated with its operations. HEP has three major customers, of which we are one. If any of the customers fails to meet the desired shipping levels or terminates its contracts, HEP could suffer substantial losses unless a new customer is found. If HEP does suffer losses, we would recognize our percentage of those losses based on our ownership percentage in HEP at that time.
We hold 7,000,000 subordinated units and 70,000 common units of HEP as of June 30, 2007. Our rights as holder of subordinated units to receive distributions of cash from HEP are subordinated to the rights of the common unitholders to receive such distributions.
The following table sets forth the changes in our investment account balance with HEP for the six months ended June 30, 2007 (In thousands):

Investment in HEP balance at December 31, 2006	$(164,405)
Equity in the earnings of HEP	8,300
Regular quarterly distributions from HEP	(11,056)

Investment in HEP balance at June 30, 2007	$(167,161)

The following tables provide summary financial results for HEP.

	June 30,	December 31,
	2007	2006
	(In thousands)
Current assets	$20,967	$23,624
Properties and equipment, net	156,671	160,484
Transportation agreements and other	57,551	59,465

Total assets	$235,189	$243,573

Current liabilities	$10,634	$14,174
Long-term liabilities	182,413	182,210
Minority interest	11,003	10,963
Partners’ equity	31,139	36,226

Total liabilities and partners’ equity	$235,189	$243,573

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Revenues	$27,131	$18,527	$51,003	$40,965
Operating costs and expenses	12,746	12,499	25,881	24,625

Operating income	14,385	6,028	25,122	16,340
Other expenses, net	(3,379)	(3,030)	(6,682)	(6,207)

Net income	$11,006	$2,998	$18,440	$10,133

We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs, and administrative costs under the Holly PTA, Holly IPA and an Omnibus Agreement.
•	Pipeline and terminal expenses paid to HEP were $16.4 million and $10.6 million for the three months ended June 30, 2007 and 2006, respectively, and $30.1 million and $23.1 million for the six months ended June 30, 2007 and 2006, respectively.

•	We charged HEP $0.5 million for three months ended June 30, 2007 and 2006 and $1.0 million for the six months ended June 30, 2007 and 2006 for general and administrative services under the Omnibus Agreement which we recorded as a reduction in expenses.

•	HEP reimbursed us for costs of employees supporting their operations of $2.3 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively, and $4.6 million and $3.7 million for the six months ended June 30, 2007 and 2006, respectively, which we recorded as a reduction in expenses.

•	We reimbursed HEP $24,000 and $40,000 for the three months ended June 30, 2007 and 2006, respectively, and $98,000 and $96,000 for the six months ended June 30, 2007 and 2006, respectively, for certain costs paid on our behalf.

•	We received as regular distributions on our subordinated units, common units and general partner interest, $5.6 million and $5.0 million for the three months ended June 30, 2007 and 2006, respectively, and $11.1 million and $9.8 million for the six months ended June 30, 2007 and 2006, respectively. Our distributions for the three months ended June 30, 2007 and 2006 included $0.5 million and $0.3 million, respectively, in incentive distributions with respect to our general partner interest. General partner incentive distributions of $1.0 million and $0.5 million were included in our distributions for the six months ended June 30, 2007 and 2006, respectively.

•	We had a related party receivable from HEP of $2.1 million and $2.2 million at June 30, 2007 and December 31, 2006, respectively.

•	We had accounts payable to HEP of $6.0 million and $5.7 million at June 30, 2007 and December 31, 2006, respectively.

•	“Prepayments and other” includes $0.7 million and $0.2 million at June 30, 2007 and December 31, 2006, respectively, related to minimum payments under the HEP IPA which may be applied as credits against future billings from HEP if our shipments exceed the minimum volume commitments on the intermediate pipelines.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Income from continuing operations	$158,627	$87,729	$226,169	$118,889
Average number of shares of common stock outstanding	54,959	57,186	55,073	57,819
Effect of dilutive stock options, variable restricted shares and performance share units	994	1,177	1,006	1,253

Average number of shares of common stock outstanding assuming dilution	55,953	58,363	56,079	59,072

Basic earnings per share from continuing operations	$2.89	$1.53	$4.11	$2.06

Diluted earnings per share from continuing operations	$2.84	$1.51	$4.03	$2.01

NOTE 5: Stock-Based Compensation
On June 30, 2007 we had three principal share-based compensation plans, which are described below. The compensation cost recognized under these plans was $4.7 million and $7.1 million for the three months ended June 30, 2007 and 2006, respectively, and $9.1 million and $10.8 million for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in our consolidated statements of income for share-based compensation arrangements was $1.8 million and $2.8 million for the three months ended June 30, 2007 and 2006, respectively, and $3.2 million and $4.2 million for the six months ended June 30, 2007 and 2006, respectively. It is currently our practice to issue new shares for settlement of option exercises, restricted stock grants or performance share units settled in stock. Our current accounting policy for the recognition of compensation expense on awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods, which results in a higher expense in the earlier periods of the grants. At June 30, 2007, 2,550,411 shares of common stock were reserved for future grants under the current long-term incentive compensation plan, which reservation allows for awards of options, restricted stock, or other performance awards.
Previously awarded stock options and all other compensation arrangements based on the market value of our common stock have been adjusted to reflect the two-for-one stock split effective June 1, 2006.
Stock Options
Under our Long-Term Incentive Compensation Plan and a previous stock option plan, we have granted stock options to certain officers and other key employees. All the options have been granted at prices equal to the market value of the shares at the time of the grant and normally expire on the tenth anniversary of the grant date. These awards generally vest 20% at the end of each of the five years following the grant date. There have been no options granted since December 2001. The fair value on the date of grant of each option awarded was estimated using the Black-Scholes option pricing model.
A summary of option activity as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented below:

			Weighted–
		Weighted–	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at January 1, 2007	1,576,800	$2.25
Exercised	(177,600)	3.07
Forfeited or expired	—	—

Outstanding at June 30, 2007	1,399,200	$2.15	2.6	$100,805

Exercisable at June 30, 2007	1,399,200	$2.15	2.6	$100,805

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, was $11.1 million and $23.2 million, respectively.
At June 30, 2007 and December 31, 2006, all stock options granted were fully vested. The total fair value of shares vested during the six months ended June 30, 2006 was $0.3 million.
Cash received from option exercises under the stock option plans for the six months ended June 30, 2007 and 2006, was $0.5 million and $2.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $4.3 million and $8.9 million for the six months ended June 30, 2007 and 2006, respectively.
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

A summary of restricted stock grant activity and changes during the six months ended June 30, 2007 is presented below:

		Weighted–
		Average
		Grant-Date	Aggregate Intrinsic
Restricted Stock	Grants	Fair Value	Value ($000)
Outstanding at January 1, 2007 (nonvested)	494,922	$15.07
Vesting and transfer of ownership to recipients	(253,802)	13.35
Granted	65,304	58.01
Forfeited	(21,085)	25.58

Outstanding at June 30, 2007 (nonvested)	285,339	$25.64	$16,921

The total intrinsic value of restricted stock vested and transferred to recipients during the six months ended June 30, 2007 and 2006 was $15.1 million and $5.5 million, respectively. As of June 30, 2007, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $3.4 million and $1.0 million, respectively.
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
The fair value of each performance share unit award subject to the financial performance criteria and payable in stock is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of June 30, 2007, estimated share payouts for outstanding nonvested performance share unit awards ranged from 100% to 200%.
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

At June 30, 2007, the price of our stock was $74.19, the latest quarterly dividend was $0.12, and the risk-free rate was 5.21%. The inputs affecting the expected total return for us and the peer group are based on a capital asset pricing model utilizing information available at the measurement date. The monthly standard deviation of returns is based on the standard deviation of historical return information. The expected return and standard deviation are presented below:

		Standard
Company	Expected Return on Equity	Deviation (Monthly)
Holly	12.7%	7.3%
Peer group	11.2% to 13.7%	8.6% to 12.8%
A summary of performance share units’ activity and changes during the six months ended June 30, 2007 is presented below:

			Financial
	Market Performance		Performance
	Payable in	Stock	Stock	Total
	Cash	Settled	Settled	Performance
Performance Share Units	Grants	Grants	Grants	Share Units
Outstanding at January 1, 2007 (nonvested)	227,350	125,774	74,928	428,052
Vesting and payment of benefit to recipients	(145,900)	(75,500)	—	(221,400)
Granted	—	—	42,813	42,813
Forfeited	—	(7,550)	(10,063)	(17,613)

Outstanding at June 30, 2007 (nonvested)	81,450	42,724	107,678	231,852

For the six months ended June 30, 2007 we paid $15.5 million in cash and issued 75,500 shares of our common stock having a fair value of $3.7 million related to vested performance share units. As of June 30, 2007, the cash liability associated with nonvested performance share units was $9.9 million and is recorded in “Accrued liabilities” in our consolidated balance sheets. At June 30, 2007, there was a total of $6.6 million of unrecognized compensation cost related to nonvested performance share units. This total consists of unrecognized compensation costs of $4.5 million related to stock-settled performance units having a weighted average grant date fair value of $36.68 and $2.1 million related to cash-settled performance units having a weighted average fair value of $74.19. These costs are expected to be recognized over a weighted-average period of 1.3 years.
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

The following is a summary of our available-for-sale securities at June 30, 2007:

	Available-for-Sale Securities
			Estimated
		Gross	Fair Value
		Unrealized	(Net Carrying
	Amortized Cost	Losses	Amount)
	(In thousands)
States and political subdivisions	$300,799	$(120)	$300,679
Equity securities	4,328	(858)	3,470

Total marketable securities	$305,127	$(978)	$304,149

Interest income on our marketable debt securities for the six months ended June 30, 2007 and 2006 included $3.5 million and $3.3 million, respectively, of interest earned, $5,000 and $10,000, respectively, in realized gains and amortization of $0.4 million and $1.1 million, respectively, in net premiums paid related to our marketable debt securities. We had 85 and 152 sales and maturities during the six months ended June 30, 2007 and 2006, respectively, in which we received a total of $158.2 million and $198.0 million, respectively. The realized gains represent the difference between the purchase price, as amortized, and the market value on the maturity or sales date.
NOTE 7: Environmental
Consistent with our accounting policy for environmental remediation costs, we expensed $2.2 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million and $3.1 million for the six months ended June 30, 2007 and 2006, respectively, for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheets was $9.5 million and $7.6 million at June 30, 2007 and December 31, 2006, respectively, of which $7.3 million and $6.1 million, respectively, were classified as other long-term liabilities. Costs of future expenditures for environmental remediation are not discounted to their present value.
NOTE 8: Debt
Credit Facility
We have a $175.0 million secured revolving credit facility with Bank of America as administrative agent and lender, with a term of four years and an option to increase the facility to $225.0 million subject to certain conditions. This credit facility expires in 2008 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at June 30, 2007. At June 30, 2007, we had outstanding letters of credit totaling $2.3 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $172.7 million at June 30, 2007.
We made cash interest payments of $0.3 million for the six months ended June 30, 2007 and 2006.
NOTE 9: Income Taxes
The effective tax rate for continuing operations was 34.8% and 35.6% for the six months ending June 30, 2007 and 2006, respectively. The decrease in our effective tax rate was principally due to a statutory increase in the federal tax deduction for domestic manufacturing activities.

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
Common Stock Repurchases: Under our $300.0 million common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the six months ended June 30, 2007, we repurchased 754,518 shares at a cost of $43.0 million or an average of $57.02 per share under this repurchase initiative. Since inception of this repurchase initiative in November 2005 through June 30, 2007, we have repurchased 6,200,725 shares at a cost of $250.0 million or an average of $40.32 per share.
During the six months ended June 30, 2007, we repurchased at current market price from certain officers and other key employees 121,420 shares of our common stock at a cost of $6.7 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.
On August 9, 2007, we announced that our Board of Directors had authorized a $100.0 million increase to our current common stock repurchase program. Before this increase, we had $50.0 million remaining under the repurchase program announced in November 2005 and subsequently increased to $300.0 million in October 2006. Repurchases under the expanded program will be made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors.
NOTE 11: Other Comprehensive Income
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the three months ended June 30, 2007
Unrealized gain on available-for-sale securities	$66	$28	$38

Other comprehensive loss	$66	$28	$38

For the three months ended June 30, 2006
Unrealized loss on available-for-sale securities	$(418)	$(162)	$(256)

Other comprehensive loss	$(418)	$(162)	$(256)

For the six months ended June 30, 2007
Retirement medical obligation adjustment	$(2,792)	$(1,086)	$(1,706)
Unrealized gain on available-for-sale securities	423	165	258

Other comprehensive loss	$(2,369)	$(921)	$(1,448)

For the six months ended June 30, 2006
Unrealized loss on available-for-sale securities	$(209)	$(81)	$(128)

Other comprehensive loss	$(209)	$(81)	$(128)

Unrealized gains and losses are due to changes in market values of our available-for-sale securities and are temporary in nature.

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	June 30,	December 31,
	2007	2006
	(In thousands)
Pension obligation adjustment	$(1,115)	$(1,115)
Unrealized loss on available-for-sale securities	(598)	(856)
Adjustment to apply adoption of SFAS No. 158, net of income tax effect of $8,149 and $7,063, respectively	(11,093)	(9,387)

Accumulated other comprehensive loss	$(12,806)	$(11,358)

NOTE 12: Retirement Plan
We have a non-contributory defined benefit retirement plan that covers most of our employees who were hired prior to January 1, 2007. Our policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.
The net periodic pension expense consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Service cost	$465	$1,179	$2,055	$2,226
Interest cost	633	1,083	2,037	2,097
Expected return on assets	(473)	(892)	(2,039)	(1,748)
Amortization of prior service cost	132	67	195	133
Amortization of net loss	171	288	454	608
One time cost incurred with sale of Montana Refinery	—	300	—	300

Net periodic benefit cost	$928	$2,025	$2,702	$3,616

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2007 and 2006 net periodic benefit cost. We will contribute $10.0 million to the retirement plan in 2007. No contributions were made during the six months ended June 30, 2007.
NOTE 13: Contingencies
On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The court of appeals in its May 29, 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. We currently estimate that, as a result of this decision and prior rulings by the court of appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the years 1992 through 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1993 through July 2000. Because proceedings in the FERC following the court of appeals decision have not been completed and because the decision of the court of appeals could be the subject of petitions by one or more parties seeking United States Supreme Court review of issues addressed, it is not possible at this time to determine what will be the net amount payable to us at the conclusion of these proceedings.
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
OVERVIEW
We are principally an independent petroleum refiner operating two refineries in Artesia and Lovington, New Mexico (operated as one refinery and collectively known as the “Navajo Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”). Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At June 30, 2007, we also owned a 45% interest in Holly Energy Partners, L.P. (“HEP”), which owns and operates pipeline and terminalling assets and owns a 70% interest in Rio Grande Pipeline Company (“Rio Grande”).
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the southwestern and western United States. Our sales and other revenues for the six months ended June 30, 2007 were $2,142.9 million and our net income for the six months ended June 30, 2007 was $226.2 million. Our sales and other revenues and net income for the six months ended June 30, 2006 were $1,912.4 million and $139.9 million, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the six months ended June 30, 2007 were $1,809.7 million, as compared to $1,736.2 for the six months ended June 30, 2006.
On March 31, 2006 we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). The net cash proceeds we received on the sale of the Montana Refinery amounted to $48.9 million, net of transaction fees and expenses. Additionally we received 1,000,000 shares of Connacher common stock valued at approximately $4.3 million at March 31, 2006. We have presented in discontinued operations the results of operations and a net gain of $14.0 million on the sale.
Under our $300.0 million common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the six months ended June 30, 2007, we repurchased under this repurchase initiative 754,518 shares at a cost of $43.0 million or an average of $57.02 per share. Since inception of this repurchase initiative in November 2005 through June 30, 2007, we have repurchased 6,200,725 shares at a cost of $250.0 million or an average of $40.32 per share.
On August 9, 2007, we announced that our Board of Directors had authorized a $100.0 million increase to our current common stock repurchase program. Before this increase, we had $50.0 million remaining under the repurchase program initiated in November 2005 and subsequently increased to $300.0 million in October 2006. Repurchases under the expanded program will be made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors.

RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	June 30,		Change from 2006
	2007	2006	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$1,216,997	$1,120,840	$96,157	8.6%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	897,237	908,009	(10,772)	(1.2)
Operating expenses (exclusive of depreciation, depletion and amortization)	51,116	49,092	2,024	4.1
General and administrative expenses (exclusive of depreciation, depletion and amortization)	21,348	18,731	2,617	14.0
Depreciation, depletion and amortization	10,641	10,683	(42)	(0.4)
Exploration expenses, including dry holes	105	100	5	5.0

Total operating costs and expenses	980,447	986,615	(6,168)	(0.6)

Income from operations	236,550	134,225	102,325	76.2
Other income (expense):
Equity in earnings of HEP	4,954	1,516	3,438	226.8
Interest income	3,550	2,408	1,142	47.4
Interest expense	(291)	(272)	(19)	7.0

	8,213	3,652	4,561	124.9

Income from continuing operations before income taxes	244,763	137,877	106,886	77.5
Income tax provision	86,136	50,148	35,988	71.8

Income from continuing operations	158,627	87,729	70,898	80.8
Income from discontinued operations, net of taxes	—	5,372	(5,372)	(100.0)

Net income	$158,627	$93,101	$65,526	70.4%

Basic earnings per share:
Continuing operations	$2.89	$1.53	$1.36	88.9%
Discontinued operations	—	0.09	(0.09)	(100.0)

Net income	$2.89	$1.62	$1.27	78.4%

Diluted earnings per share:
Continuing operations	$2.84	$1.51	$1.33	88.1%
Discontinued operations	—	0.09	(0.09)	(100.0)

Net income	$2.84	$1.60	$1.24	77.5%

Cash dividends declared per common share	$0.12	$0.08	$0.04	50.0%

Average number of common shares outstanding:
Basic	54,959	57,186	(2,227)	(3.9)%
Diluted	55,953	58,363	(2,410)	(4.1)%

	Six Months Ended
	June 30,		Change from 2006
	2007	2006	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$2,142,864	$1,912,434	$230,430	12.0%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	1,648,951	1,583,494	65,457	4.1
Operating expenses (exclusive of depreciation, depletion and amortization)	101,245	101,559	(314)	(0.3)
General and administrative expenses (exclusive of depreciation, depletion and amortization)	37,195	32,247	4,948	15.3
Depreciation, depletion and amortization	22,092	18,707	3,385	18.1
Exploration expenses, including dry holes	257	227	30	13.2

Total operating costs and expenses	1,809,740	1,736,234	73,506	4.2

Income from operations	333,124	176,200	156,924	89.1
Other income (expense):
Equity in earnings of HEP	8,300	4,728	3,572	75.6
Interest income	6,110	4,143	1,967	47.5
Interest expense	(543)	(547)	4	(0.7)

	13,867	8,324	5,543	66.6

Income from continuing operations before income taxes	346,991	184,524	162,467	88.0
Income tax provision	120,822	65,635	55,187	84.1

Income from continuing operations	226,169	118,889	107,280	90.2
Income from discontinued operations, net of taxes	—	21,016	(21,016)	(100.0)

Net income	$226,169	$139,905	$86,264	61.7%

Basic earnings per share:
Continuing operations	$4.11	$2.06	$2.05	99.5%
Discontinued operations	—	0.36	(0.36)	(100.0)

Net income	$4.11	$2.42	$1.69	69.8%

Diluted earnings per share:
Continuing operations	$4.03	$2.01	$2.02	100.5%
Discontinued operations	—	0.36	(0.36)	(100.0)

Net income	$4.03	$2.37	$1.66	70.0%

Cash dividends declared per common share	$0.22	$0.13	$0.09	69.2%

Average number of common shares outstanding:
Basic	55,073	57,819	(2,746)	(4.7)%
Diluted	56,079	59,072	(2,993)	(5.1)%
Balance Sheet Data (Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$411,286	$255,953
Working capital	$321,259	$240,181
Total assets	$1,457,477	$1,237,869
Stockholders’ equity	$640,000	$466,094

Other Financial Data (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net cash provided by operating activities	$194,283	$98,135	$280,584	$79,795
Net cash provided by (used for) investing activities	$(220,646)	$(43,760)	$(274,421)	$76,128
Net cash used for financing activities	$(17,679)	$(31,130)	$(53,143)	$(87,131)
Capital expenditures	$45,781	$35,259	$72,531	$67,494
EBITDA from continuing operations (1)	$252,145	$146,424	$363,516	$199,635

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA from continuing operations. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Navajo Refinery
Crude charge (BPD) (1)	82,730	60,380	79,790	66,420
Refinery production (BPD) (2)	90,940	65,600	88,540	73,320
Sales of produced refined products (BPD)	90,660	66,320	88,040	73,000
Sales of refined products (BPD) (3)	100,840	83,940	98,610	87,340

Refinery utilization (4)	99.7%	80.5%	96.1%	88.6%

Average per produced barrel (5)
Net sales	$93.17	$90.76	$84.69	$82.49
Cost of products (6)	65.63	67.34	62.45	64.90

Refinery gross margin	27.54	23.42	22.24	17.59
Refinery operating expenses (7)	4.26	5.37	4.22	5.07

Net operating margin	$23.28	$18.05	$18.02	$12.52

Feedstocks:
Sour crude oil	78%	80%	76%	81%
Sweet crude oil	10%	9%	10%	7%
Other feedstocks and blends	12%	11%	14%	12%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	58%	57%	59%	60%
Diesel fuels	30%	27%	29%	26%
Jet fuels	3%	5%	3%	5%
Fuel oil	3%	—%	3%	—%
Asphalt	3%	4%	3%	3%
LPG and other	3%	7%	3%	6%

Total	100%	100%	100%	100%

Woods Cross Refinery
Crude charge (BPD) (1)	25,800	25,270	25,230	24,010
Refinery production (BPD) (2)	27,280	27,030	26,920	25,530
Sales of produced refined products (BPD)	26,130	27,500	27,120	25,410
Sales of refined products (BPD) (3)	26,230	28,800	27,390	26,640

Refinery utilization (4)	99.2%	97.2%	97.0%	92.3%

Average per produced barrel (5)
Net sales	$96.51	$89.63	$83.67	$80.52
Cost of products (6)	65.29	69.80	60.95	65.42

Refinery gross margin	31.22	19.83	22.72	15.10
Refinery operating expenses (7)	4.22	4.36	4.50	4.99

Net operating margin	$27.00	$15.47	$18.22	$10.11

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Woods Cross Refinery
Feedstocks:
Sour crude oil	2%	3%	1%	4%
Sweet crude oil	90%	89%	90%	87%
Other feedstocks and blends	8%	8%	9%	9%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	58%	64%	61%	63%
Diesel fuels	31%	30%	28%	28%
Jet fuels	3%	1%	2%	2%
Fuel oil	7%	4%	7%	5%
LPG and other	1%	1%	2%	2%

Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	108,530	85,650	105,020	90,430
Refinery production (BPD) (2)	118,220	92,630	115,460	98,850
Sales of produced refined products (BPD)	116,790	93,820	115,160	98,410
Sales of refined products (BPD) (3)	127,070	112,740	126,000	113,980

Refinery utilization (4)	99.6%	84.8%	96.3%	89.5%

Average per produced barrel (5)
Net sales	$93.92	$90.43	$84.45	$81.98
Cost of products (6)	65.56	68.06	62.10	65.03

Refinery gross margin	28.36	22.37	22.35	16.95
Refinery operating expenses (7)	4.25	5.08	4.29	5.05

Net operating margin	$24.11	$17.29	$18.06	$11.90

Feedstocks:
Sour crude oil	60%	58%	59%	61%
Sweet crude oil	28%	32%	29%	28%
Other feedstocks and blends	12%	10%	12%	11%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	58%	59%	59%	61%
Diesel fuels	30%	27%	29%	27%
Jet fuels	3%	4%	3%	4%
Fuel oil	4%	1%	4%	1%
Asphalt	2%	3%	2%	2%
LPG and other	3%	6%	3%	5%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD).

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are located under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Transportation costs billed from HEP are included in cost of products.

(7)	Represents operating expenses of our refinery, exclusive of depreciation, depletion and amortization, and excludes refining segment expenses of product pipelines and terminals.

Results of Operations — Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Summary
Income from continuing operations was $158.6 million ($2.89 per basic and $2.84 per diluted share) in the second quarter of 2007, compared to income from continuing operations of $87.7 million ($1.53 per basic and $1.51 per diluted share) in the second quarter of 2006. Income from continuing operations increased $70.9 million for the second quarter of 2007, an increase of 81%, as compared to the second quarter of 2006, principally due to improved refined product margins experienced in the current year’s second quarter and an increase in volume of produced refined products sold. These favorable factors were partially offset by the effects of higher operating and general and administrative expenses incurred in the second quarter of 2007. Overall sales of produced refined products from continuing operations increased by 25% for the second quarter of 2007 as compared to the same period in 2006. Overall refinery gross margins from continuing operations were $28.36 per produced barrel for the second quarter of 2007 compared to refinery gross margins from continuing operations of $22.37 per produced barrel for the second quarter of 2006.
The large increase in volume of produced refined products sold is attributable to increased production levels for the three months ended June 30, 2007 as compared to the same period in 2006. Our production levels were lower for the three months ended June 30, 2006 due to planned downtime at our Navajo and Woods Cross Refineries during the second quarter of 2006. Diesel fuel produced at both of our refineries was required to meet certain nationwide ultra low sulfur diesel fuel (“ULSD”) requirements as of June 30, 2006. To meet this requirement, we completed certain ULSD projects at both refineries during the second quarter of 2006. In conjunction with these ULSD projects, we timed other refinery maintenance projects and an expansion of our Navajo Refinery. Downtime incurred from these capital projects was the principal factor in our reduced production levels during the second quarter 2006. Also contributing to our production increase for the three months ended June 30, 2007 is an increase in production levels following our 8,000 BPSD Navajo Refinery expansion in mid-year 2006.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 9% from $1,120.8 million in the second quarter of 2006 to $1,217.0 million in the second quarter of 2007, due principally to higher refined product sales prices and an increase in volumes of produced refined products sold. The average sales price we received per produced barrel sold increased 4% from $90.43 in the second quarter of 2006 to $93.92 in the second quarter of 2007. The total volume of produced refined products sold increased 25% in the second quarter of 2007 as compared to the second quarter of 2006.
Cost of Products Sold
Cost of products sold decreased 1% from $908.0 million in the second quarter of 2006 to $897.2 million in the second quarter of 2007, due principally to a per unit decrease in the cost of produced refined products sold, partially offset by an increase in volumes of produced refined products sold. The total volume of produced refined products sold increased 25% in the second quarter of 2007 as compared to the second quarter of 2006. The average price we paid per barrel of crude oil and feedstocks purchased and the transportation costs of moving the finished products to the market place decreased 4% from $68.06 in the second quarter of 2006 to $65.56 in the second quarter of 2007.
Gross Refinery Margins
Gross refining margin per produced barrel increased 27% from $22.37 in the second quarter of 2006 to $28.36 in the second quarter of 2007 due to the combined effects of an increase in the average sales price we received per produced barrel sold and a decrease in the average price we paid per barrel of crude oil and feedstocks purchased. Gross refinery margin does not include the effects of depreciation, depletion and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation, depletion and amortization, increased 4% from $49.1 million in the second quarter of 2006 to $51.1 million in the second quarter of 2007, due principally to higher utility costs.

General and Administrative Expenses
General and administrative expenses increased 14% from $18.7 million in the second quarter of 2006 to $21.3 million in the second quarter of 2007, due primarily to increased equity-based incentive compensation expense and software implementation costs. The increase in our equity-based compensation expense is due to an increase in our stock price.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization of $10.7 million in the second quarter of 2007 was comparable to the second quarter of 2006.
Equity in Earnings of HEP
Our equity in earnings of HEP was $5.0 million in the second quarter of 2007 as compared to $1.5 million in the second quarter of 2006. The increase in our equity in earnings of HEP was principally due to an increase in HEP’s earnings in the second quarter of 2007 as compared to the second quarter of 2006.
Interest Income
Interest income in the second quarter of 2007 was $3.6 million compared to $2.4 million in the second quarter of 2006. The increase in interest income was principally due to the effects of a higher interest rate environment combined with increased investments in marketable debt securities.
Interest Expense
Interest expense was $0.3 million for the second quarter of 2007 and 2006.
Income Taxes
Income taxes increased 72% from $50.1 million in the second quarter of 2006 to $86.1 million in the second quarter of 2007, due to significantly higher pre-tax earnings during the 2007 second quarter as compared to the 2006 second quarter. The effective tax rate for the second quarter of 2007 was 35.2%, as compared to 36.4% for the second quarter of 2006. The decrease in our effective tax rate was principally due to a statutory increase in the federal tax deduction for domestic manufacturing activities.
Discontinued Operations
We had no income from discontinued operations in the second quarter of 2007 as our Montana Refinery operations have ceased. Income from discontinued operations was $5.4 million in the second quarter of 2006, which was largely due to the liquidation of certain retained quantities of inventories not included in the sale of our Montana Refinery at March 31, 2006.
Results of Operations — Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Summary
Income from continuing operations was $226.2 million ($4.11 per basic and $4.03 per diluted share) for the six months ended June 30, 2007, compared to income from continuing operations of $118.9 million ($2.06 per basic and $2.01 per diluted share) for the six months ended June 30, 2006. Income from continuing operations increased $107.3 million for the six months ended June 30, 2007, an increase of 90%, as compared to the six months ended June 30, 2006, principally due to improved refined product margins experienced in the current year and an increase in volume of produced refined products sold. These favorable factors were partially offset by the effects of higher depreciation, depletion and amortization costs and general and administrative expenses incurred in the current year. Overall sales of produced refined products from continuing operations increased by 17% for the six months ended June 30, 2007 as compared to the same period in 2006. Overall refinery gross margins from continuing operations were $22.35 per produced barrel for the six months ended June 30, 2007 compared to refinery gross margins from continuing operations of $16.95 per produced barrel for the six months ended June 30, 2006.
The large increase in volume of produced refined products sold is attributable to increased production levels for the six months ended June 30, 2007 as compared to the same period in 2006. Our production levels were lower for the six months ended June 30, 2006 due to planned downtime at our Navajo and Woods Cross Refineries during the second quarter of 2006.

Diesel fuel produced at both of our refineries was required to meet certain nationwide ultra low sulfur diesel fuel (“ULSD”) requirements as of June 30, 2006. To meet this requirement, we completed certain ULSD projects at both refineries during the second quarter of 2006. In conjunction with these ULSD projects, we timed other refinery maintenance projects and an expansion of our Navajo Refinery. Downtime incurred from these capital projects was the principal factor in our reduced production levels during the six months ended June 30, 2006. Also contributing to our production increase for the six months ended June 30, 2007, is an increase in production levels following our 8,000 BPSD Navajo Refinery expansion in mid-year 2006.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 12% from $1,912.4 million for the six months ended June 30, 2006 to $2,142.9 million for the six months ended June 30, 2007, due principally to higher refined product sales prices and an increase in volumes of produced refined products sold. The average sales price we received per produced barrel sold increased 3% from $81.98 for the six months ended June 30, 2006 to $84.45 for the six months ended June 30, 2007. The total volume of produced refined products sold increased by 17% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
Cost of Products Sold
Cost of products sold increased 4% from $1,583.5 million in the six months ended June 30, 2006 to $1,649.0 million in the six months ended June 30, 2007, due principally to an increase in volumes of produced refined products sold, partially offset by a per unit decrease in the cost of produced refined products sold. The total volume of produced refined products sold increased 17% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The average price we paid per barrel of crude oil and feedstocks purchased and the transportation costs of moving the finished products to the market place decreased 5% from $65.03 in the six months ended June 30, 2006 to $62.10 in the six months ended June 30, 2007.
Gross Refinery Margins
Gross refining margin per produced barrel increased 32% from $16.95 in the six months ended June 30, 2006 to $22.35 in the six months ended June 30, 2007 due to the combined effects of an increase in the average sales price we received per produced barrel sold and a decrease in the average price we paid per barrel of crude oil and feedstocks purchased. Gross refinery margin does not include the effects of depreciation, depletion and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation, depletion and amortization of $101.2 million in the six months ended June 30, 2007 were comparable to $101.6 million in the six months ended June 30, 2006.
General and Administrative Expenses
General and administrative expenses increased 15% from $32.2 million in the six months ended June 30, 2006 to $37.2 million in the six months ended June 30, 2007, due primarily to increased equity-based incentive compensation expense and software implementation costs. The increase in our equity-based compensation expense is due to an increase in our stock price.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization increased 18% from $18.7 million in the six months ended June 30, 2006 to $22.1 million in the six months ended June 30, 2007 due to capitalized refinery improvement projects in 2006.
Equity in Earnings of HEP
Our equity in earnings of HEP was $8.3 million for the six months ended June 30, 2007 as compared to $4.7 million for the six months ended June 30, 2006. The increase in our equity in earnings of HEP was principally due to an increase in HEP’s earnings for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Interest Income
Interest income for the six months ended June 30, 2007 was $6.1 million compared to $4.1 million for the six months ended June 30, 2006. The increase in interest income was principally due to the effects of a higher interest rate environment combined with increased investments in marketable debt securities.
Interest Expense
Interest expense was $0.5 million for the six months ended June 30, 2007 and 2006.
Income Taxes
Income taxes increased 84% from $65.6 million for the six months ended June 30, 2006 to $120.8 million for the six months ended June 30, 2007 due to significantly higher pre-tax earnings during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was 34.8%, as compared to 35.6% for the six months ended June 30, 2006. The decrease in our effective tax rate was principally due to a statutory increase in the federal tax deduction for domestic manufacturing activities.
Discontinued Operations
We had no income from discontinued operations for the six months ended June 30, 2007 as our Montana Refinery operations have ceased. Income from discontinued operations was $21.0 million for the six months ended June 30, 2006 which consisted of a $14.0 million gain on the sale of the Montana Refinery, net of $8.3 million in income taxes, and $7.0 million of earnings which was largely due to the liquidation of certain retained quantities of inventories that were not included in the sale of our Montana Refinery at March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. We also invest available cash in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. These securities include investments in variable rate demand notes (“VRDN”) and auction rate securities (“ARS”). Although VRDN and ARS may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. Rates on ARS are reset through a Dutch auction process at intervals between 35 and 90 days, depending on the terms of the security. VRDN and ARS may be liquidated at par on the rate reset date. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income or loss. As of June 30, 2007, we had cash and cash equivalents of $107.1 million, marketable securities with maturities under one year of $249.5 million and marketable securities with maturities greater than one year, but less than two years, of $54.6 million.
Cash and cash equivalents decreased by $47.0 million during the six months ended June 30, 2007. The combined cash used for investing activities of $274.4 million and for financing activities of $53.1 million exceeded cash provided by operating activities of $280.6 million. Working capital increased during the six months ended June 30, 2007 by $76.3 million.
We have a $175.0 million secured revolving credit facility with Bank of America as administrative agent and a lender, with a term of four years through 2008 and an option to increase the facility to $225.0 million subject to certain conditions. The credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2007, we had letters of credit outstanding under our revolving credit facility of $2.3 million and had no borrowings outstanding. We were in compliance with all covenants at June 30, 2007.

Under our $300.0 million common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the six months ended June 30, 2007, we repurchased under this repurchase initiative 754,518 shares at a cost of approximately $43.0 million or an average of $57.02 per share. Since inception of this repurchase initiative in November 2005 through June 30, 2007, we have repurchased 6,200,725 shares at a cost of $250.0 million or an average of $40.32 per share.
On August 9, 2007, we announced that our Board of Directors had authorized a $100.0 million increase to our current common stock repurchase program. Before this increase, we had $50.0 million remaining under the repurchase program initiated in November 2005 and subsequently increased to $300.0 million in October 2006. Repurchases under the expanded program will be made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors.
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
Cash Flows — Operating Activities
Net cash flows provided by operating activities were $280.6 million for the six months ended June 30, 2007 compared to $79.8 million for the six months ended June 30, 2006, an increase of $200.8 million. Net income for the six months ended June 30, 2007 was $226.2 million, an increase of $86.3 million from net income of $139.9 million for the six months ended June 30, 2006. Additionally, the non-cash adjustments to net income of depreciation and amortization, deferred taxes, equity-based compensation and gain on sale of assets resulted in an increase to operating cash flows of $24.4 million for the six months ended June 30, 2007 as compared to a decrease of $1.3 million for the six months ended June 30, 2006. Distributions in excess of equity in earnings of HEP for the six months ended June 30, 2007 decreased to $2.8 million as compared to $5.1 million for the six months ended June 30, 2006. Changes in working capital items increased cash flows by $26.0 million for the six months ended June 30, 2007, as compared to a decrease of $59.2 million for the six months ended June 30, 2006, resulting mainly from an increase in inventories during the first six months of 2006. For the first six months of 2007, inventories increased by only $14.0 million, as compared to an increase of $49.9 million for the first six months of 2006. Also impacting the working capital items was a $22.6 decrease in net assets of discontinued operations during the six months ended June 30, 2006, due to the sale of the Montana Refinery assets on March 31, 2006. Additionally, for the first six months of 2007, turnaround expenditures amounted to $0.2 million, as opposed to $5.7 million for the first six months of 2006.
Cash Flows — Investing Activities and Capital Projects
Net cash flows used for investing activities were $274.4 million for the six months ended June 30, 2007, as compared to net cash flows provided by investing activities of $76.1 million for the six months ended June 30, 2006, a net change of $350.5 million. Cash expenditures for property, plant and equipment for the first six months of 2007 totaled $72.5 million as compared to $67.5 million for the same period in 2006. On March 31, 2006 we sold our Montana Refinery to Connacher. The cash proceeds we received on the sale of the Montana Refinery were $48.9 million, net of transaction fees and expenses. We also invested $360.0 million in marketable securities and received proceeds of $158.2 million from the sale or maturity of marketable securities during the six months ended June 30, 2007. For the six months ended June 30, 2006, we invested $103.3 million in marketable securities and received proceeds of $198.0 million from the sale or maturity of marketable securities.

Planned Capital Expenditures
Each year our Board of Directors approves in our annual capital budget capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total capital budget for 2007 is approximately $42.1 million, not including the capital projects approved in prior years, our expansion and feedstock flexibility projects at the Navajo and Woods Cross refineries and pipeline projects as described below. The 2007 capital budget is comprised of $24.7 million for refining improvement projects for the Navajo Refinery, $9.7 million for projects at the Woods Cross Refinery, $3.2 million for transportation projects, $0.5 million for marketing-related projects, $2.8 million for asphalt plant projects and $1.2 million for information technology and other miscellaneous projects.
At the Navajo Refinery, we will be installing an additional 100 ton per day sulfur recovery unit at an estimated cost of $26.0 million that will permit Navajo to process 100% sour crude. The sulfur recovery unit is planned for start-up in the first quarter of 2009. Also, we will be installing a new 15,000 BPSD hydrocracker and a new 28 mmscf hydrogen plant at a budgeted cost of approximately $125.0 million. The addition of these units is expected to increase liquid volume recovery, increase the refinery’s capacity to process outside feedstocks, increase yields of high-valued products and enable the refinery to meet the EPA’s new low sulfur gasoline specifications.
As announced in February 2007, we will be revamping the Lovington crude unit at the Navajo Refinery which will increase crude capacity to approximately 100,000 BPSD. In addition, our Board of Directors has approved a revamp of the Artesia crude unit and the installation of a new 20,000 BPSD ROSE unit which combined with the hydrogen plant and the new hydrocracker and sulfur recovery units will allow the Navajo Refinery to process approximately 40,000 BPSD of heavy Canadian crude oil. The estimated cost of the combined crude expansion and heavy Canadian crude oil processing project is approximately $225.0 million. It is currently anticipated that the expansion portion of the overall project consisting of the initial crude unit revamp, the new hydrocracker and the new hydrogen plant will be completed and operational by the first quarter of 2009. The completion of the heavy crude oil processing portion of the overall project, including the second crude unit revamp and the installation of the new solvent de-asphalter, will be targeted to coincide with development of future pipeline access to the Navajo Refinery for heavy Canadian crude oil and other foreign heavy crude oils transported from the Cushing, Oklahoma area. We plan to explore with HEP the most economical manner to obtain this needed pipeline access.
At the Woods Cross Refinery, we will be adding a new 15,000 BPD hydrocracker along with sulfur recovery and desalting equipment. The budgeted cost of these additions is approximately $100.0 million. These additions will expand the Woods Cross Refinery’s crude processing capabilities from 26,000 BPD to 31,000 BPD while enabling the refinery to process up to 10,000 BPD of high-value low-priced black wax crude oil and up to 5,000 BPD of low-priced heavy Canadian crude oils. The Woods Cross Refinery expansion project as approved involves a higher capital investment than had originally been estimated, principally because of the substitution of a complex hydrocracker in place of certain desulfurization and expanded bottoms-processing modifications that had been included in preliminary planning. The substitution of the complex hydrocracker is expected to provide increased capabilities to process significantly more black wax crude oils, which have recently been priced at substantial discounts to West Texas Intermediate crude oil, while yielding substantially higher value products than the discounted heavy Canadian crudes that were a more significant part of the original plan. These additions would also increase the refinery’s capacity to process low-cost feedstocks and provide the necessary infrastructure for future expansions of crude oil refining capacity at the Woods Cross Refinery while enabling the refinery to meet the EPA’s new low sulfur gasoline specifications. The approved projects for the Woods Cross Refinery are expected to be completed during the fourth quarter of 2008.
In 2007, we expect to expend a total of approximately $179.0 million on currently approved refinery capital projects, which amount consists of certain carryovers of capital projects from previous years, less carryovers to subsequent years of certain of the currently approved capital projects.

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
As previously announced, we have entered into a Memorandum of Understanding with Sinclair Transportation Company (‘Sinclair”) to jointly build a 12-inch pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas (the “UNEV Pipeline”). Subject to the execution of definitive agreements, we will own a 75% interest and Sinclair will own a 25% interest in the project. We have an understanding with HEP that they will be the operator and will have an option to purchase our interest in the project, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to our share of actual costs, plus interest at 7% per annum. The initial capacity of the pipeline will be approximately 62,000 bpd, with the capacity for further expansion to approximately 120,000 bpd. The cost of the pipeline is expected to be approximately $225.0 million, and the total cost of the project including terminals is expected to be approximately $300.0 million. We have already begun certain preliminary work on this project. Construction of this project is currently expected to be completed by the end of 2008.
In October 2004, the American Jobs Creation Act of 2004 (“2004 Act”) was signed into law. Among other things, the 2004 Act creates tax incentives for small business refiners incurring costs to produce ULSD. The 2004 Act provides an immediate deduction of 75% of certain costs paid or incurred to comply with the ULSD standards, and a tax credit based on ULSD production of up to 25% of those costs. We estimate the tax savings that we derive from planned capital expenditures associated with the 2004 Act will result in a reduction in our income tax expense of approximately $8.4 million in 2007, representing the difference between the value of allowed credits under the 2004 Act as compared to the value of depreciating the investments. In August 2005, the Energy Policy Act of 2005 (“2005 Act”) was signed into law. Among other things, the 2005 Act creates tax incentives for refiners by providing for an immediate deduction of 50% of certain refinery capacity expansion costs when the expansion assets are placed in service. We believe the capacity expansion projects at the Navajo and Woods Cross refineries will qualify for this deduction.
The above mentioned regulatory compliance items, including the ULSD and LSG requirements, or other presently existing or future environmental regulations could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements.
Cash Flows — Financing Activities
Net cash flows used for financing activities were $53.1 million for the six months ended June 30, 2007, as compared to $87.1 million for the six months ended June 30, 2006, a decrease of $34.0 million. Under our common stock repurchase program, we purchased treasury stock of $51.1 million during the six months ended June 30, 2007 and $92.3 million during the six months ended June 30, 2006. Our treasury stock purchases for the six months ended June 30, 2007 and 2006, include $6.7 million and $1.4 million, respectively, in common stock purchased from certain officers and other key employees, at market prices, made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means. During the six months ended June 30, 2007, we paid $10.1 million in dividends, received $0.5 million for common stock issued upon exercise of stock options, and recognized $7.5 million in excess tax benefits on our equity based compensation. During the six months ended June 30, 2006, we paid $5.9 million in dividends, received $2.2 million for common stock issued upon exercise of stock options and recognized $8.9 million in excess tax benefits on our equity based compensation.

Contractual Obligations and Commitments
During the six months ended June 30, 2007, there were no significant changes to our contractual obligations for our agreements with HEP and operating leases, other than the regular payments made under the existing pipelines and terminals agreements with HEP and operating leases.
HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on HEP’s refined product pipelines or throughput in HEP’s terminals a volume of refined products that will result in minimum annual payments to HEP. Following the July 1, 2007 producer price index (“PPI”) rate adjustment, minimum payments under the HEP PTA will be $39.6 million for the twelve months ending June 30, 2008. Under the HEP IPA, we agreed to transport volumes of intermediate products on the intermediate pipelines that will result in minimum annual payments to HEP. Following the July 1, 2007 PPI rate adjustment, minimum payments under the HEP IPA will be $12.8 million for the twelve months ending June 30, 2008. Minimum revenues for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15.0 million relates solely to the intermediate pipelines.
HEP financed the Alon transaction through a private offering of $150.0 million principal amount of HEP Senior Notes. HEP increased these notes to $185.0 million as part of the purchase of our intermediate pipelines. The $185.0 million HEP Senior Notes are not recorded on our accompanying consolidated balance sheets at June 30, 2007 or December 31, 2006. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s general partner to the extent it makes any payment in satisfaction of $35.0 million of the principal amount of the HEP Senior Notes.
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

Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2007.
We use the last-in, first-out (“LIFO”) method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.
New Accounting Pronouncements
EITF No.06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. While we are currently evaluating the impact of EITF No. 06-11, we do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at a company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period as a component of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations and cash flows.
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
At June 30, 2007, we had no outstanding debt. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate or the LIBOR rate, interest rate market risk on any bank borrowings would be very low. At times, we have used borrowings under our credit facility to finance our working capital needs. There were no borrowings under the credit facilities at June 30, 2007. We invest a substantial portion of available cash in investment grade, highly liquid investments with maturities of three months or less and hence the interest rate market risk implicit in these cash investments is low. We also invest the remainder of available cash in portfolios of highly rated marketable debt securities, primarily issued by government entities, that have an average remaining duration (including any cash equivalents invested) of not greater than one year and hence the interest rate market risk implicit in these investments is also low. A hypothetical 10% change in the market interest rate over the next year would not materially impact our earnings, cash flow or financial condition since any borrowings under the credit facilities and our investments are at market rates and interest on borrowings and cash investments has historically not been significant as compared to our total operations.
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
Set forth below is our calculation of EBITDA from continuing operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Income from continuing operations	$158,627	$87,729	$226,169	$118,889
Add provision for income tax	86,136	50,148	120,822	65,635
Add interest expense	291	272	543	547
Subtract interest income	(3,550)	(2,408)	(6,110)	(4,143)
Add depreciation, depletion and amortization	10,641	10,683	22,092	18,707

EBITDA from continuing operations	$252,145	$146,424	$363,516	$199,635

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average per produced barrel:

Navajo Refinery
Net sales	$93.17	$90.76	$84.69	$82.49
Less cost of products	65.63	67.34	62.45	64.90

Refinery gross margin	$27.54	$23.42	$22.24	$17.59

Woods Cross Refinery
Net sales	$96.51	$89.63	$83.67	$80.52
Less cost of products	65.29	69.80	60.95	65.42

Refinery gross margin	$31.22	$19.83	$22.72	$15.10

Consolidated
Net sales	$93.92	$90.43	$84.45	$81.98
Less cost of products	65.56	68.06	62.10	65.03

Refinery gross margin	$28.36	$22.37	$22.35	$16.95

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$27.54	$23.42	$22.24	$17.59
Less refinery operating expenses	4.26	5.37	4.22	5.07

Net operating margin	$23.28	$18.05	$18.02	$12.52

Woods Cross Refinery
Refinery gross margin	$31.22	$19.83	$22.72	$15.10
Less refinery operating expenses	4.22	4.36	4.50	4.99

Net operating margin	$27.00	$15.47	$18.22	$10.11

Consolidated
Refinery gross margin	$28.36	$22.37	$22.35	$16.95
Less refinery operating expenses	4.25	5.08	4.29	5.05

Net operating margin	$24.11	$17.29	$18.06	$11.90

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Navajo Refinery
Average sales price per produced barrel sold	$93.17	$90.76	$84.69	$82.49
Times sales of produced refined products sold (BPD)	90,660	66,320	88,040	73,000
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$768,658	$547,747	$1,349,555	$1,089,940

Woods Cross Refinery
Average sales price per produced barrel sold	$96.51	$89.63	$83.67	$80.52
Times sales of produced refined products sold (BPD)	26,130	27,500	27,120	25,410
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$229,484	$224,299	$410,713	$370,328

Sum of refined products sales from produced products sold from our two refineries (4)	$998,142	$772,046	$1,760,268	$1,460,268
Add refined product sales from purchased products and rounding (1)	91,747	168,064	171,093	252,343

Total refined products sales	1,089,889	940,110	1,931,361	1,712,611
Add direct sales of excess crude oil(2)	91,843	131,275	153,523	131,275
Add other refining segment revenue(3)	35,045	49,453	57,475	68,300

Total refining segment revenue	1,216,777	1,120,838	2,142,359	1,912,186
Add corporate and other revenues	114	143	505	524
Add (subtract) consolidations and eliminations	106	(141)	—	(276)

Sales and other revenues	$1,216,997	$1,120,840	$2,142,864	$1,912,434

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment revenue includes the revenues associated with NK Asphalt Partners and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average sales price per produced barrel sold	$93.92	$90.43	$84.45	$81.98
Times sales of produced refined products sold (BPD)	116,790	93,820	115,160	98,410
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$998,142	$772,046	$1,760,268	$1,460,268

Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Navajo Refinery
Average cost of products per produced barrel sold	$65.63	$67.34	$62.45	$64.90
Times sales of produced refined products sold (BPD)	90,660	66,320	88,040	73,000
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$541,451	$406,405	$995,156	$857,524

Woods Cross Refinery
Average cost of products per produced barrel sold	$65.29	$69.80	$60.95	$65.42
Times sales of produced refined products sold (BPD)	26,130	27,500	27,120	25,410
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$155,249	$174,675	$299,186	$300,880

Sum of cost of products for produced products sold from our two refineries (4)	$696,700	$581,080	$1,294,342	$1,158,404
Add refined product costs from purchased products sold and rounding (1)	86,404	172,348	168,556	257,966

Total refined cost of products sold	783,104	753,428	1,462,898	1,416,370
Add crude oil cost of direct sales of excess crude oil(2)	92,054	131,061	153,906	131,061
Add other refining segment cost of products sold(3)	21,973	23,661	32,147	36,339

Total refining segment cost of products sold	897,131	908,150	1,648,951	1,583,770
Add (subtract) consolidations and eliminations	106	(141)	—	(276)

Costs of products sold (exclusive of depreciation, depletion and amortization)	$897,237	$908,009	$1,648,951	$1,583,494

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment cost of products sold includes the cost of products for NK Asphalt Partners and costs attributable to feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average cost of products per produced barrel sold	$65.56	$68.06	$62.10	$65.03
Times sales of produced refined products sold (BPD)	116,790	93,820	115,160	98,410
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$696,700	$581,080	$1,294,342	$1,158,404

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.26	$5.37	$4.22	$5.07
Times sales of produced refined products sold (BPD)	90,660	66,320	88,040	73,000
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$35,145	$32,409	$67,247	$66,990

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$4.22	$4.36	$4.50	$4.99
Times sales of produced refined products sold (BPD)	26,130	27,500	27,120	25,410
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$10,034	$10,911	$22,089	$22,950

Sum of refinery operating expenses per produced products sold from our two refineries (2)	$45,179	$43,320	$89,336	$89,940
Add other refining segment operating expenses and rounding (1)	5,934	5,790	11,895	11,603

Total refining segment operating expenses	51,113	49,110	101,231	101,543
Add corporate and other costs	3	(18)	14	16

Operating expenses (exclusive of depreciation, depletion and amortization)	$51,116	$49,092	$101,245	$101,559

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of NK Asphalt Partners.

(2)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average refinery operating expenses per produced barrel sold	$4.25	$5.08	$4.29	$5.05
Times sales of produced refined products sold (BPD)	116,790	93,820	115,160	98,410
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$45,179	$43,320	$89,336	$89,940

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Navajo Refinery
Net operating margin per barrel	$23.28	$18.05	$18.02	$12.52
Add average refinery operating expenses per produced barrel	4.26	5.37	4.22	5.07

Refinery gross margin per barrel	27.54	23.42	22.24	17.59
Add average cost of products per produced barrel sold	65.63	67.34	62.45	64.90

Average sales price per produced barrel sold	$93.17	$90.76	$84.69	$82.49
Times sales of produced refined products sold (BPD)	90,660	66,320	88,040	73,000
Times number of days in period	91	91	181	181

Refined products sales from produced products sold	$768,658	$547,747	$1,349,555	$1,089,940

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Woods Cross Refinery
Net operating margin per barrel	$27.00	$15.47	$18.22	$10.11
Add average refinery operating expenses per produced barrel	4.22	4.36	4.50	4.99

Refinery gross margin per barrel	31.22	19.83	22.72	15.10
Add average cost of products per produced barrel sold	65.29	69.80	60.95	65.42

Average sales price per produced barrel sold	$96.51	$89.63	$83.67	$80.52
Times sales of produced refined products sold (BPD)	26,130	27,500	27,120	25,410
Times number of days in period	91	91	181	181

Refined products sales from produced products sold	$229,484	$224,299	$410,713	$370,328

Sum of refined products sales from produced products sold from our two refineries (4)	$998,142	$772,046	$1,760,268	$1,460,268
Add refined product sales from purchased products and rounding (1)	91,747	168,064	171,093	252,343

Total refined products sales	1,089,889	940,110	1,931,361	1,712,611
Add direct sales of excess crude oil (2)	91,843	131,275	153,523	131,275
Add other refining segment revenue (3)	35,045	49,453	57,475	68,300

Total refining segment revenue	1,216,777	1,120,838	2,142,359	1,912,186
Add corporate and other revenues	114	143	505	524
Add (subtract) consolidations and eliminations	106	(141)	—	(276)

Sales and other revenues	$1,216,997	$1,120,840	$2,142,864	$1,912,434

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment revenue includes the revenues associated with NK Asphalt Partners and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net operating margin per barrel	$24.11	$17.29	$18.06	$11.90
Add average refinery operating expenses per produced barrel	4.25	5.08	4.29	5.05

Refinery gross margin per barrel	28.36	22.37	22.35	16.95
Add average cost of products per produced barrel sold	65.56	68.06	62.10	65.03

Average sales price per produced barrel sold	$93.92	$90.43	$84.45	$81.98
Times sales of produced refined products sold (BPD)	116,790	93,820	115,160	98,410
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$998,142	$772,046	$1,760,268	$1,460,268

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
Changes in internal control over financial reporting. During the quarter ended June 30, 2007, we implemented a new accounting software system, which required modifications to our existing system of internal control over financial reporting due to technical changes in the accounting software system. We have reviewed our modified internal controls and believe that they are appropriate and are functioning effectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize an SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The court of appeals in its May 29, 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. We currently estimate that, as a result of this decision and prior rulings by the court of appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the years 1992 through 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1993 through July 2000. Because proceedings in the FERC following the court of appeals decision have not been completed and because the decision of the court of appeals could be the subject of petitions by one or more parties seeking United States Supreme Court review of issues addressed, it is not possible at this time to determine what will be the net amount payable to us at the conclusion of these proceedings.
We have pending in the United States Court of Federal Claims a lawsuit against the Department of Defense relating to claims totaling approximately $299.0 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999. Our claims are similar to claims in a number of other cases that have also been pending in the United States Court of Federal Claims brought by other refining companies concerning military fuel sales. In response to our request, the judge in our case issued in February 2006 an order continuing the stay of our case originally ordered in March 2004. While the stay of our case is in effect we expect that further judicial proceedings in one or more other cases brought by other refining companies may clarify the legal standards that will apply to our case. In August and September 2006, three judges of the United States Court of Federal Claims issued rulings adverse to three other refining companies on issues that are also involved in our case. The refining companies that received these adverse rulings filed appeals of the adverse rulings to the United States Court of Appeals for the Federal Circuit in the fall of 2006, and in June 2007 the court of appeals heard oral arguments on the issues presented. At the date of this report, it is not possible to predict the outcome of further proceedings with respect to our case.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Common Stock Repurchases Made in the Quarter
Under our $300 million common stock repurchase program (announced in November 2005 and increased from $200 million to $300 million in October 2006), repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under this program during the second quarter of 2007.

				Maximum Dollar
				Value of Shares
			Total Number of	Yet to be
			Shares Purchased as	Purchased as Part
	Total Number of	Average price	Part of $300 Million	of the $300 Million
Period	Shares Purchased	Paid Per Share	Program	Program(1)
April 2007	96,592	$62.16	96,592	$57,813,809
May 2007	65,757	$68.48	65,757	$53,310,586
June 2007	46,730	$70.67	46,730	$50,008,332

Total for April to June 2007	209,079	$66.05	209,079

(1)	Prior to $100 million increase in common stock repurchase program announced August 9, 2007.
Additionally, during the three months ended June 30, 2007, we repurchased at current market price from certain officers and other key employees 40,716 shares of our common stock at a cost of approximately $2.5 million. These repurchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on May 24, 2007, all nine of the nominees for directors as listed in the proxy statement were elected.
Election of Directors

	Total Votes	Total Votes
	“For”	“Withheld”
Buford P. Berry	46,794,144	3,114,028
Matthew P. Clifton	47,144,516	2,763,656
W. John Glancy	45,309,616	4,598,556
William J. Gray	44,997,437	4,910,735
Marcus R. Hickerson	16,391,391	33,516,781
Thomas K. Matthews, II	46,412,712	3,495,460
Robert G. McKenzie	38,417,718	11,490,454
Jack P. Reid	45,324,046	4,584,126
Paul T. Stoffel	46,708,292	3,199,880

Our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 160,000,000.

Total Votes	Total Votes		Broker
“For”	“Withheld”	Abstentions	Non-Votes
43,758,490	6,123,576	26,106	—
Our stockholders re-approved the performance standards and eligibility provisions of our Long-Term Incentive Compensation Plan and approved an amendment to provide for the use of “net profit margin” as a business criterion for annual incentive awards.

Total Votes	Total Votes		Broker
“For”	“Withheld”	Abstentions	Non-Votes
48,225,668	1,638,285	44,219	—

Item 6. Exhibits
     (a) Exhibits

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION

(Registrant)

Date: August 9, 2007	/s/ P. Dean Ridenour P. Dean Ridenour Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Stephen J. McDonnell Stephen J. McDonnell Vice President and Chief Financial Officer (Principal Financial Officer)