Form 10-K
period 2007-12-31
HOLLY CORP
filed 2008-02-29
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-3876
HOLLY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1056913
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

100 Crescent Court, Suite 1600, Dallas, Texas	75201-6915
(Address of principle executive offices)	(Zip Code)
Registrant’s telephone number, including area code (214) 871-3555
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value registered on the New York Stock Exchange.
Securities registered pursuant to 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2007 the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $3,020,000. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
50,983,492 shares of Common Stock, par value $.01 per share, were outstanding on February 7, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 8, 2008, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference in Part III.

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
     “Catalytic reforming” means a refinery process which uses a precious metal (such as platinum) based catalyst to convert low octane naphtha to high octane gasoline blendstock and hydrogen. The hydrogen produced from the reforming process is used to desulfurize other refinery oils and is the primary source of hydrogen for the refinery.
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

INDEX TO DEFINED TERMS AND NAMES
The following other terms and names that appear in this form 10-K are defined on the following pages:

Page
Reference

CAA	19
CERCLA	20
Connacher	8
Consent Agreement	19
CWA	20
DESC	13
EBITDA	32
EPA	13
Exchange Act	86
FASB	7
FERC	26
FIN 46	7
HEP	7
HEP IPA	17
HEP PTA	17
HEP Senior Notes	38
Leased Pipeline	7
LIFO	34
MDEQ	27
Montana Refinery	8
MRC	27
Navajo Refinery	7
NPDES	20
PEMEX	9
Plains	11
Rio Grande	7
SEC	7
SDWA	20
SFAS	44
SFPP	11
VIE	44
VRDN	37
Woods Cross Refinery	7
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
We are principally an independent petroleum refiner which produces high value light products such as gasoline, diesel fuel and jet fuel. We were incorporated in Delaware in 1947 and maintain our principal corporate offices at 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6915. Our telephone number is 214-871-3555 and our internet website address is www.hollycorp.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our filings at the SEC web site is available on our website on the Investors page. Also available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating / Corporate Governance Committee Charter and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. On April 26, 2004, our stock began trading on the New York Stock Exchange under the trading symbol “HOC”. Our stock formerly traded on the American Stock Exchange.
In July 2004, we completed the initial public offering of limited partnership interests in Holly Energy Partners, L.P. (“HEP”), a Delaware limited partnership that also trades on the New York Stock Exchange under the trading symbol “HEP”. HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support our refining and marketing operations in west Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). We initially consolidated the results of HEP and showed the interest we did not own as a minority interest in ownership and earnings. On July 8, 2005, we closed on a transaction for HEP to acquire our two 65-mile parallel intermediate feedstock pipelines which connect our Lovington and Artesia, New Mexico facilities, which reduced our ownership interest in HEP to 45.0%. Under the provision of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” (“FIN 46”) we deconsolidated HEP effective July 1, 2005. The deconsolidation has been presented from July 1, 2005 forward, and our share of the earnings of HEP from July 1, 2005 is reported using the equity method of accounting.
As of December 31, 2007, we:
•	owned and operated two refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), and a refinery in Woods Cross, Utah (“Woods Cross Refinery”);

•	owned approximately 900 miles of crude oil pipelines located principally in west Texas and New Mexico;

•	owned and operated Holly Asphalt Company (formerly, NK Asphalt Partners) which manufactures and markets asphalt products from various terminals in Arizona and New Mexico; and

•	owned a 45% interest in HEP (which includes our 2% general partnership interest), which has logistics assets including approximately 1,700 miles of petroleum product pipelines located in Texas, New Mexico and Oklahoma (including 340 miles of leased pipeline); ten refined product terminals; two refinery truck rack facilities; a refined products tank farm facility; and a 70% interest in Rio Grande.
On February 26, 2008, we announced an agreement for the sale of certain pipeline and tankage assets to HEP for $180.0 million. The agreement provides for consideration to us of $171.0 million in cash and HEP common units valued at approximately $9.0 million. The assets include 136 miles of crude oil trunk lines that deliver crude to our Navajo Refinery in southeast New Mexico, approximately 725 miles of gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage having a combined 600,000 barrels of storage capacity located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline and terminal (terminal leased through September 2011) between Artesia and Roswell, New Mexico, and 10 miles of crude oil and product pipelines that support our Woods Cross Refinery. In connection with the closing of this transaction, we will enter into a 15-year pipelines and tankage agreement with HEP that will contain a minimum annual revenue commitment to HEP from us. This transaction is expected to close on February 29, 2008. We expect the consummation of this proposed transaction to result in our owning a beneficial variable interest in HEP in excess of 50%. In accordance with provisions under FIN 46, we expect to reconsolidate HEP effective March 1, 2008.
Navajo Refining Company, L.L.C., one of our wholly-owned subsidiaries, owns the Navajo Refinery. The Navajo Refinery has a crude capacity of 85,000 BPSD of sour and sweet crude oils, can process up to approximately 90% sour crude oils, and serves markets in the southwestern United States and northern Mexico. Our Woods Cross Refinery, located just north of Salt Lake City, Utah has a crude capacity of 26,000 BPSD and is operated by Holly Refining & Marketing Company — Woods Cross, one of our wholly-owned subsidiaries. This facility is a high conversion refinery that processes regional sweet and Canadian sour crude oils. In conjunction with the refining operations, we own approximately 900 miles of crude oil pipelines that serve primarily as the supply network for our New Mexico refinery operations that we have agreed to sell to HEP as discussed above.
On March 31, 2006 we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). Accordingly, the results of operations of the Montana Refinery and a net gain of $14.0 million on the sale are shown in discontinued operations.
Our operations are currently organized into one business segment, Refining. The Refining business segment includes the Navajo Refinery, Woods Cross Refinery and Holly Asphalt Company. Prior to our deconsolidation of HEP on July 1, 2005 our operations were organized into two business segments, which were Refining and HEP. Our operations that are not included in either the Refining or HEP (prior to its deconsolidation) business segments include the operations of Holly Corporation, the parent company, a small-scale oil and gas exploration and production program, and prior to the deconsolidation of HEP, the elimination of the revenue and costs associated with HEP’s pipeline transportation services for us as well as the recognition of the minority interests’ income of HEP.
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

	Years Ended December 31,
	2007	2006	2005
Consolidated (7)
Crude charge (BPD) (1)	103,490	96,570	95,950
Refinery production (BPD) (2)	113,270	105,730	106,040
Sales of produced refined products (BPD)	115,050	105,090	106,500
Sales of refined products (BPD) (3)	126,800	119,870	117,110

Refinery utilization (4)	94.1%	92.4%	95.0%

Average per produced barrel (5)
Net sales	$89.77	$80.21	$69.12
Cost of products	73.03	64.43	56.50

Refinery gross margin	16.74	15.78	12.62
Refinery operating expenses (6)	4.43	4.83	4.11

Net operating margin	$12.31	$10.95	$8.51

	Years Ended December 31,
	2007	2006	2005
Feedstocks:
Sour crude oil	62%	61%	67%
Sweet crude oil	26%	28%	21%
Other feedstocks and blends	12%	11%	12%

Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased from 101,000 BPSD to 109,000 BPSD during 2006 and by an additional 2,000 BPSD in mid-year 2007, increasing our consolidated crude capacity to 111,000 BPSD.

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(6)	Represents operating expenses of our refineries, exclusive of depreciation, depletion and amortization.

(7)	The Montana Refinery was sold on March 31, 2006. Amounts reported are for the Navajo and Woods Cross Refineries.
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
Set forth below is information regarding our principal products.

	Years Ended December 31,
	2007	2006	2005
Consolidated
Sales of produced refined products:
Gasolines	60%	61%	59%
Diesel fuels	29%	28%	27%
Jet fuels	2%	3%	4%
Fuel oil	4%	3%	2%
Asphalt	2%	2%	4%
LPG and other	3%	3%	4%

Total	100%	100%	100%

We have several significant customers, none of which accounts for more than 10% of our business. Our principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of Petróleos Mexicanos (“PEMEX”), the government-owned energy company of Mexico, and retailers. Diesel fuel is sold to other refiners, truck stop chains, wholesalers and railroads. Jet fuel is sold for military and domestic airline use. Asphalt is sold to governmental entities or contractors. LPG’s are sold to LPG wholesalers and LPG retailers and carbon black oil is sold for further processing or blended into fuel oil. Loss of, or reduction in amounts purchased by, our major customers that purchase for their retail operations could have an adverse effect on us to the extent that, because of market limitations or transportation constraints, we are not able to correspondingly increase sales to other purchasers.
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
Navajo Refinery
Facilities
The Navajo Refinery has a crude oil capacity of 85,000 BPSD and has the ability to process sour crude oils into high value light products (such as gasoline, diesel fuel and jet fuel). The Navajo Refinery converts approximately 92% of its raw materials throughput into high value light products. For 2007, gasoline, diesel fuel and jet fuel (excluding volumes purchased for resale) represented 59%, 30% and 3%, respectively, of the Navajo Refinery’s sales volumes.
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

	Years Ended December 31,
	2007	2006	2005
Navajo Refinery
Crude Charge (BPD) (1)	79,460	72,930	71,850
Refinery production (BPD) (2)	87,930	80,540	80,190
Sales of produced refined products (BPD)	88,920	79,940	80,110
Sales of refined products (BPD) (3)	100,460	93,660	89,400

Refinery utilization (4)	94.6%	92.9%	95.8%

Average per produced barrel (5)
Net sales	$89.68	$79.62	$69.11
Cost of products	74.10	64.25	55.50

Refinery gross margin	15.58	15.37	13.61
Refinery operating expenses (6)	4.30	4.74	3.94

Net operating margin	$11.28	$10.63	$9.67

Feedstocks:
Sour crude oil	82%	80%	85%
Sweet crude oil	9%	8%	2%
Other feedstocks and blends	9%	12%	13%

Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refinery.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at the refinery.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD). The crude capacity was increased from 75,000 BPSD to 83,000 BPSD during 2006 and by an additional 2,000 BPSD in mid-year 2007, increasing crude capacity to 85,000 BPSD.

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(6)	Represents operating expenses of the refinery, exclusive of depreciation, depletion and amortization.
The Navajo Refinery’s Artesia, New Mexico facility is located on a 561 acre site and is a fully integrated refinery with crude distillation, vacuum distillation, FCC, ROSE (solvent deasphalter), HF alkylation, catalytic reforming, hydrodesulfurization, isomerization, sulfur recovery and product blending units. Other supporting infrastructure includes approximately 2.0 million barrels of feedstock and product tankage at the site, maintenance shops, warehouses and office buildings. The operating units at the Artesia facility include newly constructed units, older units that have been relocated from other facilities and upgraded and re-erected in Artesia, and units that have been operating as part of the Artesia facility (with periodic major maintenance) for many years, in some very limited cases since before 1970. The Artesia facility is operated in conjunction with an integrated refining facility located in

Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at the Lovington facility consists of a crude distillation and associated vacuum distillation units which were originally constructed after 1970. The facility also has an additional 1.1 million barrels of feedstock and product tankage. The Lovington facility processes crude oil into intermediate products, which are transported to Artesia by means of two intermediate pipelines owned by HEP and which are then upgraded into finished products at the Artesia facility. The combined crude oil capacity of the two facilities is 85,000 BPSD and typically processes or blends an additional 10,000 BPSD of natural gasoline, butane, gas oil and naphtha.
We have approximately 900 miles of crude gathering pipelines transporting crude oil to the Artesia and Lovington facilities from various points in southeastern New Mexico and west Texas, 67 crude oil trucks and 67 trailers in addition to over 600,000 barrels of related tankage.
We distribute refined products from the Navajo Refinery to markets in Arizona, New Mexico and west Texas primarily through two of HEP’s owned pipelines that extend from Artesia, New Mexico to El Paso, Texas. In addition, we use pipelines owned and leased by HEP to transport petroleum products to markets in central and northwest New Mexico. We have refined product storage through our pipelines and terminals agreement with HEP at terminals in El Paso, Texas; Tucson, Arizona; and Artesia, Moriarty and Bloomfield, New Mexico.
We manufacture and market commodity and modified asphalt products in Arizona, New Mexico, Texas and northern Mexico under Holly Asphalt Company (“Holly Asphalt”). We have three manufacturing facilities located in Glendale, Arizona, Albuquerque, New Mexico and Artesia, New Mexico. Our Albuquerque and Artesia facilities manufacture modified hot asphalt products and commodity emulsions from base asphalt materials provided by our Navajo refinery and third party suppliers. Our Glendale facility manufactures modified hot asphalt products from base asphalt materials provided by our Navajo and Woods Cross Refineries and third party suppliers. Our products are shipped via third party trucking companies to commercial customers that provide asphalt based materials for commercial and government projects.
Markets and Competition
The Navajo Refinery primarily serves the growing southwestern United States market, including El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and the northern Mexico market. Our products are shipped through HEP’s pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Plains All American Pipeline, L.P. (“Plains”) and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan’s SFPP, L.P. (“SFPP”). In addition, the Navajo Refinery transports petroleum products to markets in northwest New Mexico and to Moriarty, New Mexico, near Albuquerque, via HEP’s pipelines running from Artesia to San Juan County, New Mexico.
El Paso Market
The El Paso market for refined products is currently supplied by a number of area refiners, gulf coast refiners and pipelines. Area refiners include Navajo, ConocoPhillips, Valero, Alon, and Western Refining. Pipelines serving this market include Longhorn, Magellan, NuStar and HEP pipelines. Refined products from the gulf coast are transported via the Longhorn and Magellan Pipelines. We currently supply approximately 11,000 BPD to the El Paso market, which accounts for approximately 18% of the refined products consumed in that market.
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
We use Kinder Morgan’s SFPP pipeline to serve the Arizona market. In December 2007, Kinder Morgan completed an expansion of its El Paso, Texas to Tucson and Phoenix, Arizona pipeline, increasing its capacity to approximately 200,000 BPD. Although we expect that we and other refiners will ship additional volumes of refined product via this pipeline, we cannot presently predict the ultimate effects on us.

New Mexico Markets
The Artesia, Albuquerque, Moriarty and Bloomfield markets are supplied by a number of refiners via pipelines and trucks. Refiners include Navajo, Valero, Western, Alon and ConocoPhillips. We currently supply approximately 21,000 BPD of refined products to the New Mexico market, which accounts for approximately 20% of the refined products consumed in that market.
The common carrier pipeline we use to serve the Albuquerque market out of El Paso currently operates at near capacity. In addition, HEP leases from Mid-America Pipeline Company, L.L.C., a pipeline between White Lakes, New Mexico and the Albuquerque vicinity and Bloomfield, New Mexico (the “Leased Pipeline”). The lease agreement currently runs through 2017, and HEP has options to renew for two ten-year periods. HEP owns and operates a 12-inch pipeline from the Navajo Refinery to the Leased Pipeline as well as terminalling facilities in Bloomfield, New Mexico, which is located in the northwest corner of New Mexico, and in Moriarty, which is 40 miles east of Albuquerque. These facilities permit us to provide a total of up to 45,000 BPD of light products to the growing Albuquerque and Santa Fe, New Mexico areas. If needed, additional pump stations could further increase the Leased Pipeline’s capabilities.
The Longhorn Pipeline is a 72,000 BPD common carrier pipeline that delivers refined products utilizing a direct route from the Texas Gulf Coast to El Paso and, through interconnections with third-party common carrier pipelines, into the Arizona market. Deliveries of refined products shipped on the Longhorn Pipeline increased significantly during 2007, and we believe the Longhorn Pipeline is currently operating at near full capacity. Longhorn Partners Pipeline, L.P., owner of the Longhorn Pipeline, has also announced a planned expansion of its pipeline throughput capacity from 72,000 BPD to 125,000 BPD.
An additional factor that could affect some of our markets is the presence of pipeline capacity from El Paso and the West Coast into our Arizona markets. Additional increases in shipments of refined products from El Paso and the West Coast into our Arizona markets could result in additional downward pressure on refined product prices in these markets.
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
We also purchase isobutane, natural gasoline, and other feedstocks to supply the Navajo Refinery. In 2007, approximately 4,500 BPD of isobutane and 4,100 BPD of natural gasoline used in the Navajo Refinery’s operations were purchased from a newly operational fractionation facility in Hobbs, New Mexico, that is owned by Enterprise Products, L.P. as well as volumes purchased from the mid-continent area and delivered to our region on a common carrier pipeline owned by Enterprise Products, L.P. Ultimately all volumes of these products are shipped to the Artesia refining facilities on HEP’s two parallel 65-mile pipelines running from Lovington to Artesia. From time to time, we also purchase gas oil, naphtha and light cycle oil from other oil companies for use as feedstock.
Principal Products and Customers
Set forth below is information regarding the principal products produced at the Navajo Refinery:

	Years Ended December 31,
	2007	2006	2005
Navajo Refinery
Sales of produced refined products:
Gasolines	59%	60%	59%
Diesel fuels	30%	28%	27%
Jet fuels	3%	4%	4%
Fuel oil	3%	2%	—%
Asphalt	2%	3%	6%
LPG and other	3%	3%	4%

Total	100%	100%	100%

Light products are shipped by product pipelines or are made available at various points by exchanges with others. Light products are also made available to customers through truck loading facilities at the refinery and at terminals.
Our principal customers for gasoline include other refiners, convenience store chains, independent marketers, an affiliate of PEMEX and retailers. Our gasoline produced at the Navajo Refinery is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, Bloomfield, and Tucson, and in portions of northern Mexico. The composition of gasoline differs, because of local regulatory requirements, depending on the area in which gasoline is to be sold. Diesel fuel is sold to other refiners, truck stop chains, wholesalers, and railroads. Jet fuel is sold for military use. All asphalt produced at the Navajo Refinery and third-party purchased asphalt is marketed through Holly Asphalt to governmental entities or contractors. LPG’s are sold to LPG wholesalers and LPG retailers and carbon black oil is sold for further processing.
Military jet fuel is sold to the Defense Energy Support Center, a part of the United States Department of Defense (the “DESC”), under a series of one-year contracts that can vary significantly from year to year. We sold approximately 800 BPD of jet fuel to the DESC in 2007. We have had a military jet fuel supply contract with the United States Government for each of the last 38 years. Our size in terms of employees and refining capacity allows us to bid for military jet fuel sales contracts under a small business set-aside program. In September 2007, the DESC awarded us contracts for sales of military jet fuel for the period from October 1, 2007 through September 30, 2008. Our total contract award, which is subject to adjustment based on actual needs of the DESC for military jet fuel, is approximately 22 million gallons as compared to the total award for the 2006-2007 contract year of approximately 52 million gallons. The loss of or further reduction of quantities of jet fuel provided under our military jet fuel contract with the United States Government could have an adverse effect on our results of operations if alternate commercial jet fuel or additional diesel fuel sales could not be secured.
Capital Improvement Projects
We have invested significant amounts in capital expenditures in recent years to expand and enhance the Navajo Refinery and expand our supply and distribution network.
Our Board of Directors approved a capital budget for 2008 of $21.0 million for refining improvement projects for the Navajo Refinery, not including the capital projects approved in prior years or our expansion and feedstock flexibility projects described below.
As announced in December 2006 we will be installing a new 15,000 BPD hydrocracker and a new 28 MMSCFD hydrogen plant at a budgeted cost of approximately $125.0 million. The addition of these units is expected to increase liquid volume recovery, increase the refinery’s capacity to process outside feedstocks, and increase yields of high valued products, as well as enabling the refinery to meet new low sulfur gasoline specifications required by the Environmental Protection Agency (“EPA”). The hydrocracker and hydrogen plant projects will provide improved heavy crude oil processing flexibility.
As announced in February 2007, we are revamping an existing crude unit which will increase the crude capacity at the Navajo Refinery to approximately 100,000 BPD. Additionally, our Board of Directors has approved a revamp of its second crude unit and a new solvent de-asphalter unit. The approved components, combined with the above described components approved in 2006, bring the total budgeted amount for this expansion and heavy crude oil processing project to $245.0 million. It is currently anticipated that the expansion portion of the overall project consisting of the initial crude unit revamp, the new hydrocracker and the new hydrogen plant will be completed and operational by the first quarter of 2009. The completion of the heavy crude oil processing portion of the overall project, including the second crude unit revamp and the installation of the new solvent de-asphalter, will be targeted to coincide with the development of future pipeline access to the Navajo Refinery for heavy Canadian crude oil and other foreign heavy crude oils transported from the Cushing, Oklahoma area. We plan to explore with HEP the most economical manner to obtain this needed pipeline access.
Also at the Navajo Refinery, a project to install an additional 100 ton per day sulfur recovery unit included in the 2006 capital budget is currently underway at an estimated cost of $26.0 million, of which we have spent approximately $10.0 million to date. This new sulfur recovery unit will permit our Navajo Refinery to process 100% sour crude and is planned for start-up in the third quarter of 2008. It is anticipated that the projects that will be completed by the fourth quarter of 2008 will also enable the Navajo Refinery, without significant additional investment, to comply with LSG specifications required by the end of 2010.
Woods Cross Refinery
Facilities
The Woods Cross Refinery has a crude oil capacity of 26,000 BPSD and is operated by Holly Refining & Marketing Company — Woods Cross, one of our wholly owned subsidiaries. The Woods Cross Refinery is located in Woods Cross, Utah and processes regional sweet and black wax crude as well as Canadian sour crude oils into high value light products. For 2007, gasoline, diesel and jet fuel (excluding volumes purchased for resale) represented 63%, 27% and 2%, respectively, of the Woods Cross Refinery’s sales volumes.
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

	Years Ended December 31,
	2007	2006	2005
Woods Cross Refinery
Crude Charge (BPD) (1)	24,030	23,640	24,100
Refinery production (BPD) (2)	25,340	25,190	25,850
Sales of produced refined products (BPD)	26,130	25,150	26,390
Sales of refined products (BPD) (3)	26,340	26,210	27,710

Refinery utilization (4)	92.4%	90.9%	92.7%

Average per produced barrel (5)
Net sales	$90.09	$82.09	$69.13
Cost of products	69.40	64.99	59.51

Refinery gross margin	20.69	17.10	9.62
Refinery operating expenses (6)	4.86	5.13	4.61

Net operating margin	$15.83	$11.97	$5.01

Feedstocks:
Sour crude oil	3%	2%	8%
Sweet crude oil	89%	89%	82%
Other feedstocks and blends	8%	9%	10%

Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refinery.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other feedstocks through the crude units and other conversion units at the refinery.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD).

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(6)	Represents operating expenses of the refinery, exclusive of depreciation, depletion and amortization.
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
We operate 14 miles of crude, refined products and hydrogen pipelines that allow us to connect our Woods Cross Refinery to common carrier pipeline systems and to a hydrogen plant located at Chevron’s Salt Lake City Refinery.
Markets and Competition
The Woods Cross Refinery is one of five refineries located in Utah. We estimate that the four refineries that compete with our Woods Cross Refinery have a combined capacity to process approximately 146,000 BPD of crude oil. The five Utah refineries collectively supply an estimated 70% of the gasoline and distillate products consumed in the states of Utah and Idaho, with the remainder imported from refineries in Wyoming and Montana via the Pioneer Pipeline owned jointly by Sinclair and ConocoPhillips (the Pioneer Pipeline”). The Woods Cross Refinery’s primary markets include Utah, Idaho, Nevada and Wyoming. Approximately 60% of the gasoline and diesel fuel produced by our Woods Cross Refinery is sold through a network of Phillip 66 branded marketers under a long-term supply agreement.
Utah Market
The Utah market for refined products is currently supplied primarily by a number of local refiners and the Pioneer Pipeline. Local area refiners include Woods Cross, Chevron, Tesoro, Big West and Silver Eagle. Other refiners that ship via the Pioneer Pipeline include Sinclair, ExxonMobil and ConocoPhillips. We currently supply approximately 18,000 BPD of refined products into the Utah market, which represents approximately 15% of the refined products consumed in that market, to branded and unbranded customers.
Idaho, Wyoming, Eastern Washington and Nevada Markets
We currently supply approximately 7,500 BPD of refined products into the Idaho, Wyoming, Eastern Washington and Nevada markets, which represents approximately 2% of the refined products consumed in those markets. Woods Cross ships refined products over Chevron’s common carrier pipeline system to numerous terminals, including HEP’s terminals at Boise and Burley, Idaho and Spokane, Washington and to terminals at Pocatello and Boise, Idaho and Pasco, Washington which are owned by Northwest Terminalling Pipeline Company. We sell to branded and unbranded customers in these markets. We also truck refined products to Las Vegas, Nevada.
The Idaho market for refined products is primarily supplied via Chevron’s common carrier pipeline system from refiners located in the Salt Lake City area and products supplied from the Pioneer Pipeline system. Refiners that could potentially supply the Chevron and Pioneer pipeline systems include Woods Cross, Chevron, Tesoro, Big West, Silver Eagle, Sinclair, ConocoPhillips and ExxonMobil.
We market refined products in the Wyoming market on a limited basis. Refiners that supply Wyoming include Sinclair, ConocoPhillips, ExxonMobil and Frontier.
The Eastern Washington market is supplied by two common carrier pipelines, Chevron and Yellowstone. Product is also shipped into the area via rail from various points in the United States and Canada. Refined products shipped on Chevron’s pipeline system are supplied by refiners and other pipelines located in the Salt Lake City area and from refiners located in the Pacific Northwest. Pacific Northwest refiners include BP, Tesoro, Shell, ConocoPhillips and US Oil. Products supplied from the sources located in the Pacific Northwest area are generally shipped over the Columbia River via barge at Pasco, Washington.
The majority of the Las Vegas, Nevada market for refined products is supplied by various West Coast refiners and suppliers via Kinder Morgan’s CalNev common carrier pipeline system.

Principal Products and Customers
Set forth below is information regarding the principal products produced at the Woods Cross Refinery:

	Years Ended December 31,
	2007	2006	2005
Woods Cross Refinery
Sales of produced refined products:
Gasolines	63%	63%	60%
Diesel fuels	27%	28%	29%
Jet fuels	2%	2%	2%
Fuel oil	5%	5%	7%
Asphalt	1%	—%	—%
LPG and other	2%	2%	2%

Total	100%	100%	100%

Light products are shipped by product pipelines or are made available at various points by exchanges with others. Light products are also made available to customers through truck loading facilities at the refinery and at terminals.
Our principal customers for gasoline include other refiners, convenience store chains, independent marketers and retailers. The composition of gasoline differs, due to local regulatory requirements, depending on the area in which gasoline is to be sold. Diesel fuel is sold to other refiners, truck stop chains, and wholesalers. Jet fuel is sold for military and domestic airline use. All asphalt produced is blended to fuel oil and sold locally, railed to the gulf coast, railed directly to our customers or marketed through Holly Asphalt Company to governmental entities or contractors. LPG’s are sold to LPG wholesalers and LPG retailers.
Military jet fuel is sold to the DESC under a series of one-year contracts that can vary significantly from year to year. We sold approximately 100 BPD of jet fuel to the DESC in 2007. Our size in terms of employees and refining capacity allows us to bid for military jet fuel sales contracts under a small business set-aside program. We did not obtain a contract with the DESC for the October 1, 2007 through September 30, 2008 period. Our total contract award for the 2006-2007 contract year was approximately 8 million gallons.
Crude Oil and Feedstock Supplies
The Woods Cross Refinery currently obtains its supply of crude oil primarily from suppliers in Canada, Wyoming, Utah and Colorado via common carrier pipelines, which originate in Canada, Wyoming and Colorado. Supplies of black wax crude oil are shipped via truck.
Capital Improvement Projects
Our approved capital budget for 2008 capital projects at the Woods Cross Refinery is $7.7 million not including the major projects described below or other capital projects approved in prior years. As announced in December 2006, we will be adding a new 15,000 BPD hydrocracker along with sulfur recovery and desalting equipment at our Woods Cross Refinery. The budgeted cost of these additions is approximately $105.0 million. These additions will expand the Woods Cross Refinery’s crude processing capabilities from 26,000 BPD to 31,000 BPD while enabling the refinery to process up to 10,000 BPD of high-value low-priced black wax crude oil and up to 5,000 BPD of low-priced heavy Canadian crude oils. This expansion project as approved involves a higher capital investment than had originally been estimated, principally because of the substitution of a complex hydrocracker in place of certain desulfurization and expanded bottoms-processing modifications that had been included in preliminary planning. The substitution of the complex hydrocracker is expected to provide increased capabilities to process significantly more black wax crude oils, which have recently been priced at substantial discounts to West Texas Intermediate crude oil while yielding substantially higher value products than the discounted heavy Canadian crudes that were a more significant part of the original plan. These additions would also increase the refinery’s capacity to process low-cost feedstocks and provide the necessary infrastructure for future expansions of crude oil refining capacity at the Woods Cross Refinery. The approved projects for the Woods Cross refinery are expected to be completed during the fourth quarter of 2008.
To fully take advantage of the economics on the Woods Cross expansion project, additional crude pipeline capacity will be required to move Canadian crude to the Woods Cross Refinery. In November 2007, HEP entered into an agreement with Plains All American Pipeline, L.P. (“Plains”) to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains, for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area (the “SLC Pipeline”). The SLC Pipeline will allow various refiners in the Salt Lake City area, including our Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah, which is currently flowing on Plains’ Rocky Mountain Pipeline. The project is currently expected to be fully operational by the second quarter of 2008.
In December 2007, we entered into a definitive agreement with Sinclair Transportation Company (“Sinclair”) to jointly build a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas (the “UNEV Pipeline”). Under the agreement, we own a 75% interest in the joint venture pipeline and Sinclair will own the remaining 25% interest. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300.0 million. Holly’s share of this cost is $225.0 million. Construction of this project is currently expected to be completed and operational in mid 2009. In connection with this project, we have entered into a 10-year commitment to ship an annual average of 15,000 barrels per day of refined products on the UNEV Pipeline at an agreed tariff. Our commitment for each year is subject to reduction by up to 5,000 barrels per day in specified circumstances relating to shipments by other shippers.
On January 31, 2008, we entered into an option agreement with HEP, granting them an option to purchase our equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum.
HOLLY ENERGY PARTNERS, L.P.
In July 2004, we completed the initial public offering of limited partnership interests in HEP, a Delaware limited partnership that also trades on the New York Stock Exchange under the trading symbol “HEP”. HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support our refining and marketing operations in west Texas, New Mexico, Utah, Idaho and Arizona and a 70% interest in Rio Grande. On February 28, 2005, HEP closed on a contribution agreement with Alon and several of its wholly-owned subsidiaries that provided for HEP’s acquisition of four refined products pipelines, an associated tank farm and two refined products terminals located primarily in Texas. On July 8, 2005, we closed on a transaction for HEP to acquire our two 65-mile parallel intermediate feedstock pipelines which connect our Lovington and Artesia, New Mexico facilities, a transaction which diluted our ownership interest in HEP to 45.0%. We initially consolidated the results of HEP and showed the interest we did not own as a minority interest in ownership and earnings. Under the provisions of FIN 46, we have deconsolidated HEP effective July 1, 2005. From July 1, 2005 forward, our share of the earnings of HEP is reported using the equity method of accounting. For additional information about the formation of HEP and the subsequent Alon and intermediate pipelines transactions, see Note 3 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”
HEP operates a system of petroleum pipelines and distribution terminals in Texas, New Mexico, Utah, Arizona, Idaho, Washington and Oklahoma. HEP generates revenues by charging tariffs for transporting petroleum products through its pipelines, by leasing certain pipeline capacity to Alon, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP does not take ownership of products that it transports or terminals except for terminal overages prior to October 1, 2007; therefore, it is not directly exposed to changes in commodity prices. HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring 2019 and the 15-year intermediate pipelines agreement expiring 2020 (“HEP IPA”). The agreements provide that we transport or terminal volumes on certain of HEP’s facilities that will result in minimum annual payments to HEP, currently $39.6 million under the HEP PTA and $12.8 million under the HEP IPA. In addition, we have agreed to indemnify HEP, subject to certain limits, for any historical environmental noncompliance and remediation liabilities. The substantial majority of HEP’s business is devoted to providing transportation and terminalling services to us.
In October 2007, we entered into an agreement that amends the HEP PTA under which HEP has agreed to expand their pipeline system between Artesia, New Mexico and El Paso, Texas (“South System”). The expansion of the South System will include replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at their El Paso terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. Currently, this project is expected to be completed by January 2009. The agreement also provides for a tariff increase, expected to be effective May 1, 2008, on our shipments on HEP’s refined product pipelines.
As of December 31, 2007, HEP’s assets include:
     Pipelines:
•	approximately 780 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel, and jet fuel principally from our Navajo Refinery in New Mexico to our customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;

•	approximately 510 miles of refined product pipelines that transport refined products from Alon’s Big Spring refinery in Texas to its customers in Texas and Oklahoma;

•	two parallel 65-mile pipelines that transport intermediate feedstocks and crude oil from our Lovington, New Mexico refinery facilities to our Artesia, New Mexico refining facilities; and

•	a 70% interest in Rio Grande, a joint venture that owns a 249-mile refined product pipeline that transports liquid petroleum gases, or LPG’s, from west Texas to the Texas/Mexico border near El Paso for further transport into northern Mexico.
     Refined Product Terminals:
•	four refined product terminals (one of which is 50% owned), located in El Paso, Texas; Moriarty and Bloomfield, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1.1 million barrels, that are integrated with HEP’s refined product pipeline system that serves our Navajo Refinery;

•	three refined product terminals (two of which are 50% owned), located in Burley and Boise, Idaho and Spokane, Washington, with an aggregate capacity of approximately 500,000 barrels, that serve third-party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base;

•	two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with aggregate capacity of 480,000 barrels, that are integrated with HEP’s refined product pipelines that serve Alon’s Big Spring, Texas refinery; and

•	two refined product truck loading racks, one located within our Navajo Refinery that is permitted to load over 40,000 BPD of light refined products, and one located within our Woods Cross Refinery near Salt Lake City, Utah, that is permitted to load over 25,000 BPD of light refined products.
On February 26, 2008, we announced an agreement for the sale of certain pipeline and tankage assets to HEP for $180.0 million. The agreement provides for consideration to us of $171.0 million in cash and HEP common units valued at approximately $9.0 million. The assets include 136 miles of crude oil trunk lines that deliver crude to our Navajo Refinery in southeast New Mexico, approximately 725 miles of gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage having a combined 600,000 barrels of storage capacity located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline and terminal (terminal leased through September 2011) between Artesia and Roswell, New Mexico, and 10 miles of crude oil and product pipelines that support our Woods Cross Refinery. In connection with the closing of this transaction, we will enter into a 15-year pipelines and tankage agreement with HEP that will contain a minimum annual revenue commitment to HEP from us. This transaction is expected to close on February 29, 2008. We expect the consummation of this proposed transaction to result in our owning a beneficial variable interest in HEP in excess of 50%. In accordance with provisions under FIN 46, we expect to reconsolidate HEP effective March 1, 2008.
ADDITIONAL OPERATIONS AND OTHER INFORMATION
Corporate Offices
We lease our principal corporate offices in Dallas, Texas. The lease for our principal corporate offices expires June 30, 2011, requires lease payments of approximately $109,000 per month plus certain operating expenses and provides for one five-year renewal period. Functions performed in the Dallas office include overall corporate management, refinery and HEP management, planning and strategy, corporate finance, crude acquisition, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
Exploration and Production
We conduct a small-scale oil and gas exploration and production program. We have not budgeted any significant amounts for these activities in 2008.
Employees and Labor Relations
As of December 31, 2007, we had 909 employees, of which 282 are covered by collective bargaining agreements that expire during 2009 and 2010. We consider our employee relations to be good.
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
In December 2001, we entered into an agreement for a Consent Decree (“Consent Agreement”) with the EPA and the New Mexico Environment Department of Environmental Quality with respect to a global settlement of issues concerning the application of air quality requirements to past and future operations of our Navajo Refinery. The Consent Agreement requires us to make investments at our Navajo Refinery for the installation of certain state of the art pollution control equipment expected to total approximately $14.0 million. With the investments made to date, our outstanding required investment is no longer significant.
In discussions beginning in the last half of 2005, the EPA and the State of Utah have asserted that we have Federal CAA liabilities relating to our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement for a Consent Decree. The proposed agreement, which has not yet been signed by the parties and lodged with the federal district court in Utah, includes obligations for us to make specified additional capital investments currently estimated to total approximately $17 million over several years and to make changes in operating procedures at the refinery. The proposed agreement also requires expenditures by us totaling $250,000 for penalties and a supplemental environmental project of benefit of the community in which the Woods Cross Refinery is located. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the anticipated settlement.
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
We are currently reviewing new EPA regulations on gasoline that would impose further reductions in the benzene content of our produced gasoline and would mandate the blending of prescribed, substantial percentages of renewable fuels (e.g. ethanol) into our produced gasoline. Both of these initiatives contain mitigating provisions for small refiners such as us. These new requirements, other requirements of the CAA, and other presently existing or future environmental regulations may cause us to make substantial capital expenditures to enable our refineries to produce products that meet applicable requirements.
Our operations are also subject to the Federal Clean Water Act (“CWA”), the Federal Safe Drinking Water Act (“SDWA”) and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in strict conformance with permits, such as pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal, state and local governmental agencies. NPDES permits and analogous water discharge permits are valid for a maximum of five years and must be renewed.
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
In addition, we currently process volumes of lower cost crude oils, such as regional sour, heavy Canadian and Black Wax. As part of our current capital initiatives, we plan on providing additional flexibility to both our Navajo and Woods Cross Refineries that will allow us to process a greater degree of these lower cost crude oils. In recent years, the spread or differential between these lower cost heavy/sour crude oils and higher priced light/sweet crude oils has widened. A substantial or prolonged decrease in these crude oil differentials could negatively impact our earnings and cash flows.
We may not be able to successfully execute our business strategies to grow our business.
One of the ways we may grow our business is through the construction of new refinery processing units (or the purchase and refurbishment of used units from another refinery) and the expansion of existing ones. Projects are generally initiated to increase the yields of higher-value products, increase the amount of lower cost crude oils that can be processed, increase refinery production capacity, meet new governmental requirements, or maintain the operations of our existing assets. The construction process involves numerous regulatory, environmental, political, and legal uncertainties, most of which are not fully within our control. These projects may not be completed on schedule or at all or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new refinery processing unit, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in demand for refined products in a region in which such growth does not materialize. As a result, new capital investments may not achieve our expected investment return, which could adversely affect our results of operations and financial condition.
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
In order to maintain or increase production levels at our refineries, we must continually contract for new crude oil supplies. A material decrease in crude oil production from the fields that supply our refineries, as a result of depressed commodity prices, lack of drilling activity, natural production declines or otherwise, could result in a decline in the volume of crude oil available to our refineries. In addition, any prolonged disruption of a significant pipeline that is used in supplying crude oil to our refineries could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and therefore a corresponding reduction in our cash flow. In addition, the future growth of our operations will depend in part upon whether we can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in our currently connected supplies.
The potential operation of new refined product transportation pipelines or disruption or proration of existing pipelines could impact the supply of refined products to our existing markets, including El Paso, Albuquerque and Phoenix.
The Longhorn Pipeline is an approximately 72,000 BPD common carrier pipeline that delivers refined products utilizing a direct route from the Texas Gulf Coast to El Paso and, through interconnections with third-party common carrier pipelines, into the Arizona market. Deliveries of refined products shipped on the Longhorn Pipeline increased significantly during 2007, and we believe the Longhorn Pipeline is currently operating near full capacity. Longhorn Partners Pipeline, L.P., owner of the Longhorn Pipeline, has also announced a planned expansion of its pipeline throughput capacity from 72,000 BPD to 125,000 BPD. Also in 2007, Kinder Morgan completed an expansion of its El Paso, Texas to Tucson and Phoenix, Arizona pipeline, increasing its capacity to approximately 200,000 BPD. Increased supplies of refined product delivered by the Longhorn Pipeline and Kinder Morgan’s El Paso to Phoenix pipeline could result in additional downward pressure on wholesale refined product prices and refined product margins in El Paso, Arizona and related markets.
An additional factor that could affect some of our markets is the presence of pipeline capacity from the West Coast into our Arizona markets. Additional increases in shipments of refined products from the West Coast into the Arizona markets could result in additional downward pressure on refined product prices in these markets.
In addition to the projects described above, other projects have been explored from time to time by refiners and other entities which if completed, could result in further increases in the supply of products to our markets.
In the case of the Albuquerque market, the common carrier pipeline we use to serve this market out of El Paso currently operates at near capacity. However, through our relationship with HEP, our Navajo Refinery has pipeline access to the Albuquerque vicinity and to Bloomfield, New Mexico, that will permit us to deliver a total of up to 45,000 BPD of light products to these locations, thereby eliminating the risk of future pipeline constraints on shipments to Albuquerque. If needed, additional pump stations could further increase HEP’s pipeline capabilities. Any future pipeline constraints or disruptions affecting our ability to transport refined products to Arizona or Albuquerque could, if sustained, adversely affect our results of operations and financial condition.
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
We currently own a 45% interest in HEP, including the 2% general partner interest. HEP operates a system of refined product pipelines and distribution terminals in Texas, New Mexico, Utah, Arizona, Idaho, Washington and Oklahoma. HEP generates revenues by charging tariffs for transporting refined products through its pipelines, by leasing certain pipeline capacity to Alon, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves our refineries in New Mexico and Utah under two 15-year pipelines and terminals agreements expiring in 2019 and 2020. The agreements provide that we transport or terminal volumes on certain of HEP’s facilities that result in revenues to HEP at least equal to specified minimum revenue amounts annually. Furthermore, through our 45% ownership of HEP, we record our share of HEP’s earnings and receive distributions from HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:
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
Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in our operations. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.
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
Terrorist attacks, and the threat of terrorist attacks or domestic vandalism, have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our results of operations.
The long-term impacts of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on the energy transportation industry in general, and on us in particular, are not known at this time. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.
Changes in the insurance markets attributable to terrorist attacks could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage.
Item 1B. Unresolved Staff Comments
We do not have any unresolved staff comments.
Item 3. Legal Proceedings
On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Court of Appeals in its May 29, 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. We currently estimate that, as a result of this decision and prior rulings by the Court of Appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the period January 1992 through May 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1992 through July 2000. Because proceedings in the FERC following the Court of Appeals decision have not been completed and final action by the FERC could be subject to further court proceedings, it is not possible at this time to determine what will be the net amount payable to us at the conclusion of these proceedings. We and other shippers have been engaged in settlement discussions with SFPP on remaining issues in the FERC proceedings. These discussions resulted in a partial settlement, which became final in February 2008, providing for a payment to us of approximately $1.3 million with respect to our shipments from El Paso to Tucson and Phoenix for the period from June 1, 2006 through November 30, 2007. The partial settlement leaves for resolution in pending proceedings all remaining issues for other periods.
In January 2008, we settled with a mutual release our lawsuit that had been pending in the United States Court of Federal Claims against the Department of Defense relating to claims totaling approximately $299.0 million with respect to jet fuel sales by two subsidiaries in the years 1982 through 1999. Under the terms of the settlement no amount will be paid to us or by us with respect to this lawsuit.

In discussions beginning in the last half of 2005, the EPA and the State of Utah have asserted that we have Federal CAA liabilities relating to our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement for a Consent Decree. The proposed agreement, which has not yet been signed by the parties and lodged with the federal district court in Utah, includes obligations for us to make specified additional capital investments currently estimated to total approximately $17 million over several years and to make changes in operating procedures at the refinery. The proposed agreement also requires expenditures by us totaling $250,000 for penalties and a supplemental environmental project of benefit of the community in which the Woods Cross Refinery is located. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the anticipated settlement.
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
In December 2006, the Montana Department of Environmental Quality (“MDEQ”) filed in state district court in Great Falls, Montana a Complaint and Application for Preliminary Injunction (the “Complaint”) naming as defendants Montana Refining Company (“MRC”), our subsidiary that owned the Great Falls, Montana refinery until it was sold to an unrelated purchaser in March 2006, and the unrelated company that purchased the refinery from MRC. The MDEQ asserts in the Complaint that the Great Falls refinery exceeded limitations on sulfur dioxide in the refinery’s air emission permit on certain dates in 2004 and 2005 and in 2006 both before and after the sale of the refinery, erroneously certified compliance with limitations on sulfur dioxide emissions, failed to promptly report emissions limit deviations, exceeded limits on sulfur in fuel gas on specified dates in 2005, failed in 2005 to conduct timely testing for certain emissions, submitted late a report required to be submitted in early 2006, failed to achieve a specified limitation on certain emissions in the first three quarters of 2006, and failed to timely submit a report on a 2005 emissions test. The Complaint sought penalties under applicable law of up to $10,000 per violation and an order enjoining MRC and the current owner of the refinery from further violations. While we do not agree with a number of the violations asserted in the Complaint, we and the current owner of the Great Falls refinery have negotiated with the MDEQ both before and after the filing of the Complaint to attempt to settle the issues raised on a compromise basis. At the date of this report, we have negotiated a tentative settlement agreement, which has not yet been put into a signed agreement, under which we would make payments totaling approximately $100,000.
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not have materially adverse impact on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends declared per share and the trading volume of common stock (adjusted for the two-for-one stock split effective June 1, 2006) for the periods indicated:

				Trading
Years ended December 31,	High	Low	Dividends	Volume
2007
First Quarter	$61.80	$48.28	$0.10	44,985,000
Second Quarter	$77.53	$57.83	$0.12	45,298,000
Third Quarter	$80.55	$51.61	$0.12	54,029,000
Fourth Quarter	$67.39	$45.00	$0.12	62,577,000

2006
First Quarter	$37.92	$27.93	$0.05	47,232,600
Second Quarter	$48.20	$36.23	$0.08	68,210,900
Third Quarter	$55.96	$38.04	$0.08	77,970,800
Fourth Quarter	$56.44	$39.38	$0.08	52,161,800
As of February 7, 2008, we had approximately 39,800 stockholders, including beneficial owners holding shares in street name.
We intend to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors. Our Credit Agreement limits the payment of dividends. See Note 11 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”
During 2007, our Board of Directors authorized a total increase of $300.0 million to our common stock repurchase program. Common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under this program during the fourth quarter of 2007.

				Maximum Dollar
			Total Number of	Value of Shares Yet
			Shares Purchased	to be Purchased
			Under Approved	Under Approved
	Total Number of	Average Price Paid	Stock Repurchase	Stock Repurchase
Period	Shares Purchased	Per Share	Program	Program(1)
October 1 — October 31	—	$—	—	$114,005,966
November 1 — November 30	464,511	$47.40	464,511	$91,986,552
December 1 — December 31	2,230,684	$49.35	2,230,684	$181,901,475

Total	2,695,195	$49.01	2,695,195

(1)	As a result of board authorization on December 19, 2007, the stock repurchase plan was increased by $200,000,000, raising the maximum dollar value available for stock repurchases, immediately after the increase from $13,926,657 to $213,926,657.
On February 25, 2008 our Board of Directors declared a regular quarterly cash dividend of $0.15 per share, payable April 2, 2008 to holders of record on March 19, 2008.

Item 6. Selected Financial Data
The following table shows our selected financial information as of the dates or for the periods indicated. This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007(1)	2006(1)(3)	2005(1)(2)(3)	2004(2)(3)	2003(2)(3)
	(In thousands, except per share data)
FINANCIAL DATA
For the period
Sales and other revenues	$4,791,742	$4,023,217	$3,046,313	$2,116,245	$1,302,699
Income from continuing operations before income taxes	499,444	383,501	263,652	136,929	74,211
Income tax provision	165,316	136,603	99,626	53,985	28,250

Income from continuing operations	334,128	246,898	164,026	82,944	45,961
Income from discontinued operations, net of taxes	—	19,668	2,963	935	92

Net income before cumulative effect of change in accounting principle	334,128	266,566	166,989	83,879	46,053
Cumulative effect of accounting change (net of income tax expense of $426)	—	—	669	—	—

Net income	$334,128	$266,566	$167,658	$83,879	$46,053

Net income per common share — basic	$6.09	$4.68	$2.72	$1.34	$0.74

Net income per common share — diluted	$5.98	$4.58	$2.65	$1.30	$0.72

Cash dividends declared per common share	$0.46	$0.29	$0.19	$0.145	$0.11

Average number of common shares outstanding:
Basic	54,852	56,976	61,728	62,780	62,020
Diluted	55,850	58,210	63,244	64,340	64,064

Net cash provided by operating activities	$422,737	$245,183	$251,234	$164,604	$75,440
Net cash provided by (used for) investing activities	$(293,057)	$35,805	$(320,135)	$(194,003)	$(122,714)
Net cash provided by (used for) financing activities	$(189,428)	$(175,935)	$50,505	$85,169	$34,698

At end of period
Cash, cash equivalents and investments in marketable securities	$329,784	$255,953	$254,842	$219,265	$11,690
Working capital	$216,541	$240,181	$210,103	$159,839	$(14,223)
Total assets	$1,663,945	$1,237,869	$1,142,900	$982,713	$706,558
Total debt, including current maturities and borrowings under credit agreements	$—	$—	$—	$33,572	$67,142
Stockholders’ equity	$593,794	$466,094	$377,351	$339,916	$286,609

(1)	We deconsolidated HEP effective July 1, 2005. The deconsolidation has been presented from July 1, 2005 forward, and our share of the earnings of HEP from July 1, 2005 is reported using the equity method of accounting.

(2)	The average number of shares of common stock and per share amounts have been adjusted to reflect the two-for-one stock split effective June 1, 2006.

(3)	On March 31, 2006, we sold our Montana Refinery. Results of operations of the Montana Refinery that were previously reported in operations are now reported in discontinued operations.

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
OVERVIEW
We are principally an independent petroleum refiner operating two refineries in Artesia and Lovington, New Mexico (operated as one refinery) and Woods Cross, Utah. As of December 31, 2007, our refineries had a combined crude capacity of 111,000 BPSD. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At December 31, 2007, we also owned a 45% interest in HEP, which owns and operates pipeline and terminalling assets and owns a 70% interest in Rio Grande.
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the southwestern and western United States. Our sales and other revenues and net income for the year ended December 31, 2007 were $4,791.7 million and $334.1 million, respectively. Our sales and other revenues and net income for the year ended December 31, 2006 were $4,023.2 million and $266.6 million, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the year ended December 31, 2007 were $4,325.4 million, an increase from $3,661.3 million for the year ended December 31, 2006.
On March 31, 2006 we sold our Montana Refinery to Connacher. The net cash proceeds we received on the sale of amounted to $48.9 million, net of transaction fees and expenses. Additionally we received 1,000,000 shares of Connacher common stock valued at $4.3 million at March 31, 2006. We have presented the results of operations of the Montana Refinery and a net gain of $14.0 million on the sale in discontinued operations.
During 2007, our Board of Directors authorized a total increase of $300.0 million to our common stock repurchase program. Common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the year ended December 31, 2007, we repurchased 4,022,285 shares at a cost of $211.1 million (of which $12.0 million of the cash settlement was after December 31, 2007) or an average of $52.49 per share. Since inception of our common stock repurchase initiatives beginning in May 2005 through December 31, 2007, we have repurchased 13,530,906 shares at a cost of $518.1 million or an average of $38.29 per share. At December 31, 2007, we had $181.9 million of authorized repurchases remaining under our program.

RESULTS OF OPERATIONS
Financial Data

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Sales and other revenues	$4,791,742	$4,023,217	$3,046,313
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	4,003,488	3,349,404	2,498,810
Operating expenses (exclusive of depreciation, depletion and amortization)	209,281	208,460	192,051
General and administrative expenses (exclusive of depreciation, depletion and amortization)	68,773	63,255	51,683
Depreciation, depletion and amortization	43,456	39,721	40,547
Exploration expenses, including dry holes	412	486	481

Total operating costs and expenses	4,325,410	3,661,326	2,783,572

Income from operations	466,332	361,891	262,741
Other income (expense):
Equity in loss of joint ventures	—	—	(685)
Equity in earnings of HEP	19,109	12,929	6,517
Minority interests in income of partnerships	—	—	(6,721)
Interest income	15,089	9,757	6,901
Interest expense	(1,086)	(1,076)	(5,101)

	33,112	21,610	911

Income from continuing operations before income taxes	499,444	383,501	263,652
Income tax provision	165,316	136,603	99,626

Income from continuing operations	334,128	246,898	164,026
Income from discontinued operations, net of taxes	—	19,668	2,963

Net income before cumulative effect of change in accounting principle	334,128	266,566	166,989
Cumulative effect of accounting change (net of income tax expense of $426)	—	—	669

Net income	$334,128	$266,566	$167,658

Basic earnings per share:
Continuing operations	$6.09	$4.33	$2.66
Discontinued operations	—	0.35	0.05
Cumulative effect of accounting change	—	—	0.01

Net income	$6.09	$4.68	$2.72

Diluted earnings per share:
Continuing operations	$5.98	$4.24	$2.59
Discontinued operations	—	0.34	0.05
Cumulative effect of accounting change	—	—	0.01

Net income	$5.98	$4.58	$2.65

Cash dividends declared per common share	$0.46	$0.29	$0.19

Average number of common shares outstanding:
Basic	54,852	56,976	61,728
Diluted	55,850	58,210	63,244

Balance Sheet Data

	Years Ended December 31,
	2007	2006
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$329,784	$255,953
Working capital	$216,541	$240,181
Total assets	$1,663,945	$1,237,869
Stockholders’ equity	$593,794	$466,094
Other Financial Data

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$422,737	$245,183	$251,234
Net cash provided by (used for) investing activities	$(293,057)	$35,805	$(320,135)
Net cash provided by (used for) financing activities	$(189,428)	$(175,935)	$50,505
Capital expenditures	$161,258	$120,429	$106,262
EBITDA from continuing operations (1)	$528,897	$414,541	$302,399

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as (“EBITDA”), is calculated as net income plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA from continuing operations. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.
Our sole reportable business segment is Refining after the deconsolidation of HEP effective July 1, 2005. From the closing of the initial public offering of HEP on July 13, 2004 until this deconsolidation, our segments reflected two business segments, Refining and HEP. The HEP segment did not have any activity subsequent to the deconsolidation effective July 1, 2005.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Sales and other revenues (1)
Refining	$4,790,164	$4,021,974	$3,028,335
HEP	—	—	36,034
Corporate and other	1,578	1,752	1,772
Consolidations and eliminations	—	(509)	(19,828)

Consolidated	$4,791,742	$4,023,217	$3,046,313

Income from operations (1)
Refining	$537,118	$425,474	$296,508
HEP	—	—	16,019
Corporate and other	(70,786)	(63,583)	(49,786)

Consolidated	$466,332	$361,891	$262,741

(1)	The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. Although we previously included the Montana Refinery in the Refining segment, the results from the Montana

Refinery are now reported in discontinued operations and are not included in the above tables. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Montana, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil pipelines that we own and operate in conjunction with our refining operations as part of the supply networks of the refineries. The Refining segment also includes the equity in earnings from our 49% interest in NK Asphalt Partners prior to February 2005. In February 2005, we acquired the remaining 51% interest in our asphalt joint venture from the other partner; subsequent to the purchase, we include the operations of NK Asphalt Partners in our consolidated financial statements. NK Asphalt Partners, doing business as Holly Asphalt Company, manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico. The cost of pipeline transportation and terminal services provided by HEP is included in the Refining segment. The HEP segment involved all of the operations of HEP, including approximately 1,300 miles (780 miles prior to the Alon asset acquisition) of pipeline assets principally in Texas, New Mexico and Oklahoma and refined product terminals in several Southwest and Rocky Mountain states. The HEP segment also included a 70% interest in Rio Grande which provides petroleum products transportation. Revenues from the HEP segment were earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from its interest in Rio Grande. Our operations not included in the reportable segment or segments are included in corporate and other, which includes costs of Holly Corporation, the parent company, consisting primarily of general and administrative expenses and interest charges as well as a small-scale oil and gas exploration and production program. The consolidations and eliminations amount includes the elimination of the revenue associated with pipeline transportation services between us and HEP prior to July 1, 2005.
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

	Years Ended December 31,
	2007	2006	2005
Consolidated (7)
Crude charge (BPD) (1)	103,490	96,570	95,950
Refinery production (BPD) (2)	113,270	105,730	106,040
Sales of produced refined products (BPD)	115,050	105,090	106,500
Sales of refined products (BPD) (3)	126,800	119,870	117,110

Refinery utilization (4)	94.1%	92.4%	95.0%

Average per produced barrel (5)
Net sales	$89.77	$80.21	$69.12
Cost of products	73.03	64.43	56.50

Refinery gross margin	16.74	15.78	12.62
Refinery operating expenses (6)	4.43	4.83	4.11

Net operating margin	$12.31	$10.95	$8.51

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased from 101,000 BPSD to 109,000 BPSD during 2006 and by an additional 2,000 BPSD in mid-year 2007, increasing our consolidated crude capacity to 111,000 BPSD.

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(6)	Represents operating expenses of the refineries, exclusive of depreciation, depletion and amortization.

(7)	The Montana Refinery was sold on March 31, 2006. Amounts reported are for the Navajo and Woods Cross Refineries.

Results of Operations — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Summary
Income from continuing operations for the year ended December 31, 2007 was $334.1 million ($6.09 per basic and $5.98 per diluted share) compared to $246.9 million ($4.33 per basic and $4.24 per diluted share) for the year ended December 31, 2006. Net income from continuing operations increased by 35% or $87.2 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006, principally due to an overall increase in refined product margins during the first half of the current year combined with an increase in volumes of produced refined products sold, partially offset by an increase in total operating costs and expenses and an overall decrease in refined product margins during the second half of the year. Overall sales of produced refined products from continuing operations increased by 9% for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Overall refinery gross margins from continuing operations were $16.74 per produced barrel for the year ended December 31, 2007, as compared to refinery gross margins of $15.78 per produced barrel for the year ended December 31, 2006.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 19% from $4,023.2 million for the year ended December 31, 2006 to $4,791.7 million for the year ended December 31, 2007, due principally to higher refined product sales prices and an increase in volumes of produced refined products sold. The average sales price we received per produced barrel sold increased 12% from $80.21 for the year ended December 31, 2006 to $89.77 for the year ended December 31, 2007. The total volume of produced refined products sold increased by 9% for the year ended December 31, 2007 as compared to the same period in 2006 due principally to an increase in production following a combined 10,000 BPSD capacity expansion at our Navajo Refinery during 2006 and 2007. Additionally, sales and other revenues for the year ended December 31, 2007 include $23.0 million in sulfur credit sales, as compared to $15.9 million for the year ended December 31, 2006.
Cost of Products Sold
Cost of products sold increased 20% from $3,349.4 million in 2006 to $4,003.5 million in 2007 due principally to the higher costs of purchased crude oil and an increase in volumes of produced refined products sold. The average price we paid per barrel of crude oil and feedstocks used in production and the transportation costs of moving the finished products to the market place increased 13% from $64.43 in 2006 to $73.03 in 2007.
We recognized a loss of $0.8 million and a gain of $4.2 million in income in 2007 and 2006, respectively, resulting from the liquidations of certain last-in, first-out (“LIFO”) inventory quantities that were carried at lower costs compared to current costs.
Refinery Gross Margin
Refining gross margin per produced barrel increased 6% from $15.78 in 2006 to $16.74 in 2007. Refinery gross margin does not include the effects of depreciation, depletion or amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statements of prices of refined products sold and costs of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation, depletion and amortization increased less than 1% from $208.5 million in 2006 to $209.3 million in 2007.
General and Administrative Expenses
General and administrative expenses increased 9% from $63.3 million in 2006 to $68.8 million in 2007 due principally to increased equity-based incentive compensation expense and software implementation costs.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization increased 9% from $39.7 million in 2006 to $43.5 million in 2007 due to capitalized refinery improvement projects in 2006 and 2007.

Equity in Earnings of HEP
Our equity in earnings of HEP was $19.1 million for the year ended December 31, 2007, as compared to $12.9 million for the year ended December 31, 2006. The increase in our equity in earnings of HEP was due principally to an increase in HEP’s earnings for the year ended December 31, 2007, as compared to the year ended December 31, 2006.
Interest Income
Interest income for the year ended December 31, 2007 was $15.1 million, as compared to $9.8 million for the year ended December 31, 2006. The increase in interest income was due principally to the effects of a higher interest rate environment combined with increased investments in marketable debt securities.
Interest Expense
Interest expense was $1.1 million for each of the years ended December 31, 2007 and 2006.
Income Taxes
Income taxes increased 21% from $136.6 million in 2006 to $165.3 million in 2007 due to higher pre-tax earnings in 2007 as compared to 2006, partially offset by a lower effective tax rate. The effective tax rate for the year ended December 31, 2007 was 33.1%, as compared to 35.6% for the year ended December 31, 2006. The decrease in our effective tax rate was due principally to a statutory increase from 3% to 6% in the federal tax deduction for domestic manufacturing activities.
Discontinued Operations
We had no income from discontinued operations for the year ended December 31, 2007 as our Montana Refinery operations have ceased. Income from discontinued operations was $19.7 million for the year ended December 31, 2006 which consisted of a $14.0 million gain on the sale of the Montana Refinery, net of $8.3 million in income taxes, and $5.7 million of earnings which was largely due to the liquidation of certain retained quantities of inventories that were not included in the sale of our Montana Refinery on March 31, 2006.
Results of Operations — Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Summary
Income from continuing operations for the year ended December 31, 2006 was $246.9 million ($4.33 per basic and $4.24 per diluted share) compared to $164.0 million ($2.66 per basic and $2.59 per diluted share) for the year ended December 31, 2005. Income from continuing operations for 2006 as compared to 2005 increased 51% or $82.9 million, due principally to the higher refined product margins experienced throughout much of 2006. Our 2006 earnings also benefited from higher valued refinery yields due to the December 2005 start-up of our ROSE unit, which converts a significant portion of lower value asphalt into high value transportation fuels and the production of all our diesel fuel at both refineries as higher priced Ultra Low Sulfur Diesel (“ULSD”) beginning in July 2006, upon completion of our ULSD capital projects. Furthermore, revenues for the year ended December 31, 2006 include sales of sulfur credits which were generated because our Navajo Refinery is producing gasoline with a substantially lower sulfur content than applicable EPA requirements. These favorable factors were partially offset by the effects of higher operating costs and expenses incurred throughout most of 2006. Refinery production levels from continuing operations were relatively flat for the year ended December 31, 2006 as compared to 2005 primarily due to the offset of reduced production levels during the implementation of our ULSD and expansion projects against higher post-expansion production levels during the latter half of the year. Company-wide refinery margins from continuing operations were $15.78 per produced barrel for the year ended December 31, 2006, as compared to refinery margins of $12.62 per produced barrel for the year ended December 31, 2005.
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
Operating Expenses
Operating expenses, exclusive of depreciation, depletion and amortization increased 9% from $192.1 million in 2005 to $208.5 million in 2006 due principally to higher utility costs throughout most of the year and refinery maintenance expense, partially offset by the exclusion of HEP’s operating costs in 2006 due to the deconsolidation of HEP effective July 1, 2005.
General and Administrative Expenses
General and administrative expenses increased 22% from $51.7 million in 2005 to $63.3 million in 2006 due principally to increased equity-based incentive compensation expense.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization decreased 2% from $40.5 million in 2005 to $39.7 million in 2006 due principally to the exclusion of HEP’s depreciation resulting from the deconsolidation of HEP, partially offset by an increase in depreciation arising from capitalized refinery improvement projects in 2006.
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
Equity in Earnings of Joint Ventures
There was no equity in earnings of joint ventures for the year ended December 31, 2006 as all previously owned interests in joint ventures have been consolidated in our financial statements. Equity in earnings of joint ventures for the year ended December 31, 2005 was a loss of $0.7 million, reflecting our interest in the NK Asphalt joint venture prior to our acquisition of the other partner’s interest.

Interest Income
Interest income for the year ended December 31, 2006 was $9.8 million as compared to $6.9 million for the year ended December 31, 2005. The increase in interest income was principally due to the effects of a higher interest rate environment on increased internally generated cash throughout 2006.
Interest Expense
Interest expense was $1.1 million for the year ended December 31, 2006 as compared to $5.1 million for the year ended December 31, 2005. The decrease for 2006 as compared to 2005 was principally due to the exclusion of HEP’s interest expense in 2006 due to the deconsolidation of HEP effective July 1, 2005.
Income Taxes
Income taxes increased 37% from $99.6 million in 2005 to $136.6 million in 2006 due to significantly higher pre-tax earnings in 2006 as compared to 2005, partially offset by a lower effective tax rate. The effective tax rate for 2006 was 35.6%, as compared to 37.8% for 2005. The Company’s effective tax rate decreased in 2006 as compared to 2005 primarily due to the impact of the American Jobs Creation Act of 2004, which provides tax incentives for small business refiners incurring costs to produce ultra low sulfur diesel fuel and a 3% deduction for income derived from domestic manufacturing activities.
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
LIQUIDITY AND CAPITAL RESOURCES
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. We also invest available cash in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. These securities include investments in variable rate demand notes (“VRDN”). Although VRDN may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. VRDN may be liquidated at par on the rate reset date. Currently, we do not invest in auction rate securities. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income or loss. As of December 31, 2007, we had cash and cash equivalents of $94.4 million, marketable securities with maturities under one year of $158.2 million and marketable securities with maturities greater than one year, but less than two years, of $77.2 million.
Cash and cash equivalents decreased by $59.7 million during 2007. The combined cash used for investing and financing activities of $293.1 million and $189.4 million, respectively, exceeded cash provided by operating activities of $422.7 million. Working capital decreased by $23.6 million during 2007.
We have a $175.0 million secured revolving credit facility with Bank of America as administrative agent and a lender, with a term of four years through July 2008 and an option to increase it to $225.0 million subject to certain conditions. We expect to close on an extension to the credit facility in the first quarter of 2008. The credit facility may be used to fund working capital requirements, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2007, we had letters of credit outstanding under our revolving credit facility of $2.5 million and had no borrowings outstanding. We were in compliance with all covenants at December 31, 2007.

During 2007, our Board of Directors authorized a total increase of $300.0 million to our common stock repurchase program. Common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the year ended December 31, 2007, we repurchased 4,022,285 shares at a cost of $211.1 million (of which $12.0 million of the cash settlement was after December 31, 2007) or an average of $52.49 per share. Since inception of our common stock repurchase initiatives beginning in May 2005 through December 31, 2007, we have repurchased 13,530,906 shares at a cost of $518.1 million or an average of $38.29 per share. At December 31, 2007, we had $181.9 million of authorized repurchases remaining under our program.
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
Since HEP is no longer consolidated in our financial statements effective July 1, 2005, we no longer include the accounts of HEP in our consolidated financial statements, and our share of the earnings of HEP is now reported using the equity method of accounting. Accordingly, the HEP Senior Notes are not recorded on our accompanying consolidated balance sheet at December 31, 2007. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s general partner to the extent it makes any payment in satisfaction of $35.0 million of the principal amount of the HEP Senior Notes.
Cash Flows — Operating Activities
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net cash flows provided by operating activities were $422.7 million for 2007, as compared to $245.2 million for 2006, an increase of $177.5 million. Net income in 2007 was $334.1 million, an increase of $67.5 million from net income of $266.6 million for 2006. The non-cash items of depreciation and amortization, deferred taxes, equity-based compensation and gain on sale of assets resulted in an increase to operating cash flows of $76.5 million for the year ended December 31, 2007 as compared to $31.4 million for the year ended December 31, 2006. Distributions in excess of equity in earnings of Holly Energy Partners decreased to $3.7 million for the year ended December 31, 2007 as compared to $7.4 million for the year ended December 31, 2006. Working capital items increased cash flows by $15.0 million in 2007, as compared to a decrease of $40.9 million in 2006. For the year ended December 31, 2007, inventories increased by $11.0 million, as compared to an increase of $33.8 million for the year ended December 31, 2006. Also for 2007, accounts receivable increased by $216.3 million, as compared to a decrease of $12.1 million for 2006 and accounts payable increased by $264.2 million, as compared to a decrease of $26.4 million for 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Net cash flows provided by operating activities were $245.2 million for 2006, as compared to $251.2 million for 2005, a decrease of $6.0 million. Net income in 2006 was $266.6 million, an increase of $98.9 million from net income of $167.7 million for 2005. The non-cash items of depreciation and amortization, deferred taxes, minority interests, equity-based compensation and gain on sale of assets resulted in an increase to operating cash flows of $31.4 million for the year ended December 31, 2006 as compared to $46.9 for the year ended December 31, 2005. Distributions in excess of equity in earnings of Holly Energy Partners and joint ventures increased by $4.3 million for the year ended December 31, 2006 from the year ended December 31, 2005. Working capital items decreased cash flows by $40.9 million in 2006, as compared to an increase of $35.9 million in 2005. For 2006, accounts receivable and accounts payable decreased $12.1 million and $26.4 million, respectively, as compared to 2005 accounts receivable and accounts payable increases of $128.3 million and $143.3 million, respectively.
Cash Flows — Investing Activities and Planned Capital Expenditures
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net cash flows used for investing activities were $293.1 million for 2007 as compared to net cash flows provided by investing activities of $35.8 million for 2006, a decrease of $328.9 million. Cash expenditures for property, plant and equipment for 2007 totaled $161.3 million as compared to $120.4 million for 2006. Also, in 2007 we invested $641.1 million in marketable securities and received proceeds of $509.3 million from the sales and maturities of marketable securities. This compared to investments of $212.0 million in marketable securities and $319.3 million of proceeds received from sales and maturities of marketable securities in 2006. Furthermore in 2006, we received cash proceeds of $48.9 million following the sale of our Montana Refinery on March 31, 2006.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Net cash flows provided by investing activities were $35.8 million for 2006 as compared to net cash flows used for investing activities of $320.1 million for 2005, an increase of $355.9 million. Cash expenditures for property, plant and equipment for 2006 totaled $120.4 million as compared to $106.3 million for 2005. Capital expenditures in 2006 related primarily to the completion of the ULSD / expansion projects at the Navajo Refinery and the ULSD project at the Woods Cross Refinery that were initiated in 2005. We received cash proceeds of $48.9 million following the sale of the Montana Refinery to Connacher on March 31, 2006. We also invested $212.0 million in marketable securities and received proceeds of $319.3 million from sales and maturities of marketable securities during 2006. Most of the 2005 expenditures were for the ULSD / expansion projects at the Navajo Refinery, the ULSD project at the Woods Cross Refinery and an asphalt unit at the Navajo Refinery. On February 28, 2005, HEP closed on its Alon transaction which required $120.0 million in cash plus transaction costs of $1.9 million. Upon the deconsolidation of HEP, we no longer include the cash of HEP in our consolidated financial statements, and therefore the HEP cash balance at June 30, 2005 is shown as a use of cash. In February 2005, we purchased the 51% interest in NK Asphalt Partners owned by the other partner. The total purchase consideration for the 51% interest, including expenses, was $21.8 million, less cash of $3.4 million which was recorded due to the consolidation of NK Asphalt Partners at the time of our acquisition of the remaining 51% interest. We also invested $322.0 million in marketable securities and received proceeds of $268.0 million from sales and maturities of marketable securities during 2005.
Planned Capital Expenditures
Each year our Board of Directors approves in our annual capital budget capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total new capital budget for 2008 is approximately $37.5 million, not including the capital projects approved in prior years, and our expansion and feedstock flexibility projects at the Navajo and Woods Cross refineries, as described below. The 2008 capital budget is comprised of $21.0 million for refining improvement projects for the Navajo Refinery, $7.7 million for projects at the Woods Cross Refinery, $1.6 million for marketing-related projects, $2.0 million for asphalt plant projects and $5.2 million for other miscellaneous projects.
At the Navajo Refinery, we will be installing a new 15,000 BPD hydrocracker and a new 28 MMSCFD hydrogen plant at a budgeted cost of approximately $125.0 million. The addition of these units is expected to increase liquid volume recovery, increase the refinery’s capacity to process outside feedstocks, and increase yields of high valued products, as well as enabling the refinery to meet new low sulfur gasoline specifications required by the Environmental Protection Agency (“EPA”). The hydrocracker and hydrogen plant projects will provide improved heavy crude oil processing flexibility.
As announced in February 2007, we are revamping an existing crude unit which will increase the crude capacity at the Navajo Refinery to approximately 100,000 BPD. Additionally, our Board of Directors has approved a revamp of its second crude unit and a new solvent de-asphalter unit. The approved components, combined with the above described components approved in 2006, bring the total budgeted amount for this expansion and heavy crude oil processing project to $245.0 million. It is currently anticipated that the expansion portion of the overall project consisting of the initial crude unit revamp, the new hydrocracker and the new hydrogen plant will be completed and operational by the first quarter of 2009. The completion of the heavy crude oil processing portion of the overall project, including the second crude unit revamp and the installation of the new solvent de-asphalter, will be targeted to coincide with the development of future pipeline access to the Navajo Refinery for heavy Canadian crude oil and other foreign heavy crude oils transported from the Cushing, Oklahoma area. We plan to explore with HEP the most economical manner to obtain this needed pipeline access.
Also at the Navajo Refinery, a project to install an additional 100 ton per day sulfur recovery unit included in the 2006 capital budget is currently underway at an estimated cost of $26.0 million, of which we have spent approximately $10.0 million to date. This new sulfur recovery unit will permit our Navajo Refinery to process 100% sour crude and is planned for start-up in the third quarter of 2008. It is anticipated that the projects that will be completed by the fourth quarter of 2008 will also enable the Navajo Refinery, without significant additional investment, to comply with LSG specifications required by the end of 2010.
At the Woods Cross Refinery, we will be adding a new 15,000 BPD hydrocracker along with sulfur recovery and desalting equipment at our Woods Cross Refinery. The budgeted cost of these additions is approximately $105.0 million. These additions will expand the Woods Cross Refinery’s crude processing capabilities from 26,000 BPD to 31,000 BPD while enabling the refinery to process up to 10,000 BPD of high-value low-priced black wax crude oil and up to 5,000 BPD of low-priced heavy Canadian crude oils. This expansion project as approved involves a higher capital investment than had originally been estimated, principally because of the substitution of a complex hydrocracker in place of certain desulfurization and expanded bottoms-processing modifications that had been included in preliminary planning. The substitution of the complex hydrocracker is expected to provide increased capabilities to process significantly more black wax crude oils, which have recently been priced at substantial discounts to West Texas Intermediate crude oil while yielding substantially higher value products than the discounted heavy Canadian crudes that were a more significant part of the original plan. These additions would also increase the refinery’s capacity to process low-cost feedstocks and provide the necessary infrastructure for future expansions of crude oil refining capacity at the Woods Cross Refinery. The approved projects for the Woods Cross refinery are expected to be completed during the fourth quarter of 2008.
To fully take advantage of the economics on the Woods Cross expansion project, additional crude pipeline capacity will be required to move Canadian crude to the Woods Cross Refinery. In November 2007, HEP entered into an agreement with Plains All American Pipeline, L.P. to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains, for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area. The SLC Pipeline will allow various refiners in the Salt Lake City area, including our Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah, which is currently flowing on Plains’ Rocky Mountain Pipeline. The project is currently expected to be fully operational by the second quarter of 2008.
In December 2007, we entered into a definitive agreement with Sinclair to jointly build a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline and Sinclair will own the remaining 25% interest. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300.0 million. Holly’s share of this cost is $225.0 million. Construction of this project is currently expected to be completed and operational in mid 2009. In connection with this project, we have entered into a 10-year commitment to ship an annual average of 15,000 barrels per day of refined products on the UNEV Pipeline at an agreed tariff. Our commitment for each year is subject to reduction by up to 5,000 barrels per day in specified circumstances relating to shipments by other shippers.
On January 31, 2008, we entered into an option agreement with HEP, granting them an option to purchase our equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum.
In 2008, we expect to expend approximately $450.0 million on currently approved refinery capital projects, which amount consists of certain carryovers of capital projects from previous years, less carryovers to subsequent years of certain of the currently approved capital projects.
In October 2004, the American Jobs Creation Act of 2004 (“2004 Act”) was signed into law. Among other things, the 2004 Act creates tax incentives for small business refiners incurring costs to produce ULSD. The 2004 Act provides an immediate deduction of 75% of certain costs paid or incurred to comply with the ULSD standards, and a tax credit based on ULSD production of up to 25% of those costs. We estimate the tax savings that we derive from planned capital expenditures associated with the 2004 Act will result in a reduction in our income tax expense of approximately $1.3 million in 2008, representing the difference between the value of allowed credits under the 2004 Act as compared to the value of depreciating the investments. In August 2005, the Energy Policy Act of 2005 (“2005 Act”) was signed into law. Among other things, the 2005 Act creates tax incentives for refiners by providing for an immediate deduction of 50% of certain refinery capacity expansion costs when the expansion assets are placed in service. We believe the capacity expansions under the new Navajo and Woods Cross capital projects will qualify for this deduction.
The above mentioned regulatory compliance items, including the ULSD and LSG requirements, or other presently existing or future environmental regulations could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements.
Cash Flows — Financing Activities
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net cash flows used for financing activities were $189.4 million for 2007, as compared to net cash flows used for financing activities of $175.9 million for 2006, an increase of $13.5 million. Under our common stock repurchase program, we purchased treasury stock of $207.2 million in 2007. We also paid $23.2 million in dividends, received $2.3 million for common stock issued upon exercise of stock options and recognized $30.4 million in excess tax benefits on our equity based compensation during 2007. During 2006, we purchased treasury stock of $175.4 million under our stock repurchase program, paid $15.0 million in dividends, received $2.6 million for common stock issued upon exercise of stock options and recognized $11.8 million in excess tax benefits on our equity based compensation. During 2007, we also received an $8.3 million contribution from our UNEV Pipeline joint venture partner.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Net cash flows used by financing activities were $175.9 million for 2006, as compared to net cash flows provided by financing activities of $50.5 million for 2005, a decrease of $226.4 million. Under our common stock repurchase program, we purchased treasury stock of $175.4 million in 2006. We also paid $15.0 million in dividends, received $2.6 million for common stock issued upon exercise of stock options and recognized $11.8 million in excess tax benefits on our equity based compensation during 2006. Our 2005 financing activities include the activities of HEP prior to our deconsolidation of HEP effective July 1, 2005. In connection with HEP’s Alon asset acquisition on February 28, 2005, HEP received proceeds of $147.4 million from the issuance of HEP Senior Notes. In connection with HEP’s purchase of our intermediate lines, HEP received proceeds of $34.6 million from additional issuance of their HEP Senior Notes, and raised $43.8 million, net of offering costs, from the private sale of 1.1 million of its common units to a limited number of institutional investors, which closed simultaneously with the acquisition.

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
Contractual Obligations and Commitments
The following table presents our long-term contractual obligations as of December 31, 2007 in total and by period due beginning in 2008. The table below does not reflect renewal options on our operating leases that are likely to be exercised.

		Payments Due by Period
		Less than			Over
Contractual Obligations(4)(5)	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Operating leases	$9,103	$2,774	$4,663	$1,493	$173
Minimum revenue agreements with HEP (1)	$615,350	$52,398	$104,796	$104,796	$353,360
Hydrogen supply agreement(2)	$128,105	$—	$17,081	$17,081	$93,943
Other service agreements(3)	$16,335	$2,382	$4,412	$3,858	$5,683

(1)	In connection with the initial public offering of HEP, we entered into a 15-year pipelines and terminals agreement with HEP under which we agreed generally to transport or terminal volumes on certain of HEP’s initial facilities that will result in minimum annual payments to HEP, currently $39.6 million, that will adjust upward each year based on the percentage change in the producer price index. Additionally in connection with HEP’s purchase of our intermediate pipelines in July 2005, we entered into a 15-year pipelines agreement with HEP under which we agreed to transport a minimum annual volume commitment of 72,000 BPD on the pipelines that will result in minimum annual payments to HEP, currently $12.8 million, that will also adjust upward each year based on the percentage change in the producer price index.

(2)	We have entered into a long-term supply agreement to secure a hydrogen supply source for our Woods Cross hydrotreater unit. The contract commits us to purchase a minimum of 5 million standard cubic feet of hydrogen per day at market prices over a fifteen year period commencing on a date at our discretion prior to December 31, 2009. The contract also requires the payment of a base facility charge for use of the supplier’s facility over the supply term. We expect to initiate the supply term start date at the end of 2008. We have estimated the future payments in the table above using current market rates. Therefore, actual amounts expended for this obligation in the future could vary significantly from the amounts presented above.

(3)	Includes: $15.3 million for transportation of natural gas and feedstocks to our refineries under contracts expiring in 2015 and 2016; and various service contracts with expiration dates through 2011.

(4)	Amounts shown do not include obligations under two crude oil transportation agreements providing that we will ship a total of approximately 21,000 barrels per day for initial terms of 10 years. Our obligations under these agreements are subject to certain conditions including completion of construction and expansion projects by the transportation companies, and the tariffs that will apply to these commitments have not been finalized. We expect approximately one-half of the total shipment commitment to begin no earlier than the fourth quarter of 2009 and the other one-half to begin no earlier than the fourth quarter of 2010. In addition, amounts shown do not include our 10-year commitment to ship on the UNEV Pipeline, in which we own a 75% interest, an annual average of 15,000 barrels per day of refined products at an agreed tariff. Our commitment to ship on the UNEV Pipeline will begin with the completion of the pipeline, which is currently expected to occur in mid 2009, and our commitment each year is subject to reduction by up to 5,000 barrels per day in specified circumstances.

(5)	We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $3.5 million as of December 31, 2007, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 12 to the Consolidated Financial Statements.
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
In December 2001, we entered into a Consent Agreement with the EPA and the New Mexico Environment Department of Environmental Quality with respect to a global settlement of issues concerning the application of air quality requirements to past and future operations of our Navajo Refinery. The Consent Agreement requires us to make investments at our Navajo Refinery for the installation of certain state of the art pollution control equipment expected to total approximately $14.0 million. With the investments made to date, our outstanding required investment is no longer significant.
Under the March 31, 2005 Asset Purchase Agreement entered into with Connacher’s subsidiary by our subsidiaries MRC, Black Eagle, Inc. and Navajo Northern, Inc., whose obligations we guaranteed, we retained certain financial liabilities, including certain environmental liabilities related to required remediation and corrective action for environmental conditions that existed at the time of sale and for financial penalties for infractions that occurred prior to the sale. Our agreement provides that environmental claims must be made within 5 years of the sale and provides for a maximum liability of $41.0 million for any matter other than fraud and a deductible of $400,000. In addition, we have continuing obligations with respect to assets that were not transferred in our sale of the refinery. Based on our estimates, we recorded a liability of $2.2 million for such environmental liabilities, of which $0.2 million has been expended to date.
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
Inventory Valuation
Our crude oil and refined product inventories are stated at the lower of cost or market. Cost is determined using the LIFO inventory valuation methodology and market is determined using current estimated selling prices. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years such as 2007 when inventory volumes decline and result in charging cost of sales with LIFO inventory costs generated in prior periods. As of December 31, 2007, our LIFO inventory layers were valued at historical costs that were established in years when price levels were much lower; therefore, our results of operation are less sensitive to current market price reductions. As of December 31, 2007, the excess of current cost over the LIFO inventory value of our crude oil and refined product inventories was $199.4 million. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.
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
Long-lived Assets
We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair values of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2007, 2006 and 2005.
Investment in HEP
FIN 46 (revised December 2003) defines a variable interest entity as a legal entity whose equity owners do not have sufficient equity at risk or a controlling financial interest in the entity, or have voting rights that are not proportionate to their economic interests. This standard requires a company to consolidate a variable interest entity (“VIE”) if it is allocated a majority of the entity’s expected losses or expected residual returns. HEP is a VIE as defined under FIN 46, and following HEP’s acquisition of our intermediate feedstock pipelines in July 2005, we determined that our beneficial variable interest in HEP was less than 50%. As required by FIN 46, we have deconsolidated HEP effective as of July 1, 2005. The deconsolidation is being presented from July 1, 2005 forward, and our share of the earnings of HEP, including any incentive distributions paid through our general partner interest, is now reported using the equity method of accounting. HEP has risk associated with its operations. HEP has three major customers, one being us. If any of the customers fails to meet the desired shipping levels or terminates its contracts, HEP could suffer substantial losses unless a new customer is found. If HEP does suffer losses, we would recognize our percentage of those losses based on our ownership percentage at that time.
On February 26, 2008, we announced an agreement for the sale of certain pipeline and tankage assets to HEP for $180.0 million. The agreement provides for consideration to us of $171.0 million in cash and HEP common units valued at approximately $9.0 million. The assets include 136 miles of crude oil trunk lines that deliver crude to our Navajo Refinery in southeast New Mexico, approximately 725 miles of gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage having a combined 600,000 barrels of storage capacity located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline and terminal (terminal leased through September 2011) between Artesia and Roswell, New Mexico, and 10 miles of crude oil and product pipelines that support our Woods Cross Refinery. In connection with the closing of this transaction, we will enter into a 15-year pipelines and tankage agreement with HEP that will contain a minimum annual revenue commitment to HEP from us. This transaction is expected to close on February 29, 2008. We expect the consummation of this proposed transaction to result in our owning a beneficial variable interest in HEP in excess of 50%. In accordance with provisions under FIN 46, we expect to reconsolidate HEP effective March 1, 2008.
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
New Accounting Pronouncements
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 changes the classification of non-controlling interests, also referred to as minority interests, in the consolidated financial statements. It also establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this standard effective January 1, 2009. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
EITF No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. We will adopt this standard effective for our 2008 fiscal year. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at a company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.   We will adopt this standard effective January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations and cash flows.
SFAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. We will adopt this standard effective for our 2008 fiscal year. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
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

RISK MANAGEMENT
Historically, we have used certain strategies to reduce some commodity price and operational risks. We do not attempt to eliminate all market risk exposures when we believe the exposure relating to such risk would not be significant to our future earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit. Our profitability depends largely on the spread between market prices for refined products and market prices for crude oil. A substantial or prolonged reduction in this spread could have a significant negative effect on our earnings, financial condition and cash flows.
We have utilized petroleum commodity futures contracts to reduce our exposure to price fluctuations associated with crude oil and refined products. Such contracts historically have been used principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. We regularly utilize contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts may meet the definition of a derivative instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We believe these contracts qualify for the normal purchases and normal sales exception under SFAS No. 133, because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, these contracts are designated as normal purchases and normal sales contracts and are not required to be recorded as derivative instruments under SFAS No. 133.
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
At December 31, 2007, we had no outstanding debt. As the interest rates on our bank borrowings are reset frequently based on either the bank’s daily effective prime rate, or the LIBOR rate, interest rate market risk on any bank borrowings would be very low. At times, we have used borrowings under our credit facility to finance our working capital needs. There were no borrowings under the credit facilities at December 31, 2007. We invest certain available cash primarily in investment grade, highly liquid investments with maturities of three months or less and in portfolios of highly rated marketable debt securities, primarily issued by government entities, that have an average remaining duration (including any cash equivalents invested) of not greater than one year and hence the interest rate market risk implicit in these investments is low. A hypothetical 10% change in the market interest rate over the next year would not materially impact our earnings, cash flow or financial condition since any borrowings under the credit facilities and investments are at market rates and such interest has historically not been significant as compared to our total operations.

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
Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA only from continuing operations.
Set forth below is our calculation of EBITDA from continuing operations.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Income from continuing operations	$334,128	$246,898	$164,026
Add provision for income tax	165,316	136,603	99,626
Add interest expense	1,086	1,076	5,101
Subtract interest income	(15,089)	(9,757)	(6,901)
Add depreciation, depletion and amortization	43,456	39,721	40,547

EBITDA from continuing operations	$528,897	$414,541	$302,399

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

	Years Ended December 31,
	2007	2006	2005
Average per produced barrel:

Navajo Refinery
Net sales	$89.68	$79.62	$69.11
Less cost of products	74.10	64.25	55.50

Refinery gross margin	$15.58	$15.37	$13.61

Woods Cross Refinery
Net sales	$90.09	$82.09	$69.13
Less cost of products	69.40	64.99	59.51

Refinery gross margin	$20.69	$17.10	$9.62

Consolidated
Net sales	$89.77	$80.21	$69.12
Less cost of products	73.03	64.43	56.50

Refinery gross margin	$16.74	$15.78	$12.62

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Years Ended December 31,
	2007	2006	2005
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$15.58	$15.37	$13.61
Less refinery operating expenses	4.30	4.74	3.94

Net operating margin	$11.28	$10.63	$9.67

Woods Cross Refinery
Refinery gross margin	$20.69	$17.10	$9.62
Less refinery operating expenses	4.86	5.13	4.61

Net operating margin	$15.83	$11.97	$5.01

Consolidated
Refinery gross margin	$16.74	$15.78	$12.62
Less refinery operating expenses	4.43	4.83	4.11

Net operating margin	$12.31	$10.95	$8.51

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenue

	Years Ended December 31,
	2007	2006	2005
Navajo Refinery
Average sales price per produced barrel sold	$89.68	$79.62	$69.11
Times sales of produced refined products sold (BPD)	88,920	79,940	80,110
Times number of days in period	365	365	365

Refined product sales from produced products sold	$2,910,636	$2,323,160	$2,020,787

Woods Cross Refinery
Average sales price per produced barrel sold	$90.09	$82.09	$69.13
Times sales of produced refined products sold (BPD)	26,130	25,150	26,390
Times number of days in period	365	365	365

Refined product sales from produced products sold	$859,229	$753,566	$665,884

Sum of refined product sales from produced products sold from our two refineries (4)	$3,769,865	$3,076,726	$2,686,671
Add refined product sales from purchased products and rounding (1)	383,396	480,641	273,608

Total refined products sales	4,153,261	3,557,367	2,960,279
Add direct sales of excess crude oil(2)	491,150	323,002	—
Add other refining segment revenue (3)	145,753	141,605	68,056

Total refining segment revenue	4,790,164	4,021,974	3,028,335
Add HEP sales and other revenue	—	—	36,034
Add corporate and other revenues	1,578	1,752	1,772
Subtract consolidations and eliminations	—	(509)	(19,828)

Sales and other revenues	$4,791,742	$4,023,217	$3,046,313

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment revenue includes the incremental revenues associated with Holly Asphalt subsequent to February 2005 and revenue derived from sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Years Ended December 31,
	2007	2006	2005
Average sales prices per produced barrel sold	$89.77	$80.21	$69.12
Times sales of produced refined products sold (BPD)	115,050	105,090	106,500
Times number of days in period	365	365	365

Refined product sales from produced products sold	$3,769,865	$3,076,726	$2,686,671

Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Years Ended December 31,
	2007	2006	2005
Navajo Refinery
Average cost of products per produced barrel sold	$74.10	$64.25	$55.50
Times sales of produced refined products sold (BPD)	88,920	79,940	80,110
Times number of days in period	365	365	365

Cost of products for produced products sold	$2,404,975	$1,874,693	$1,622,828

Woods Cross Refinery
Average cost of products per produced barrel sold	$69.40	$64.99	$59.51
Times sales of produced refined products sold (BPD)	26,130	25,150	26,390
Times number of days in period	365	365	365

Cost of products for produced products sold	$661,899	$596,592	$573,221

Sum of cost of products for produced products sold from our two refineries (4)	$3,066,874	$2,471,285	$2,196,049
Add refined product costs from purchased products sold, certain hedging gains and rounding (1)	374,432	473,903	274,948

Total refined cost of products sold	3,441,306	2,945,188	2,470,997
Add crude oil cost of direct sales of excess crude oil(2)	492,222	323,337	—
Add other refining segment costs of products sold (3)	69,960	81,388	47,641

Total refining segment cost of products sold	4,003,488	3,349,913	2,518,638
Add corporate and other costs	—	—	—
Subtract consolidations and eliminations	—	(509)	(19,828)

Costs of products sold (exclusive of depreciation, depletion and amortization)	$4,003,488	$3,349,404	$2,498,810

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments. Additionally during 2005, we entered into petroleum futures transactions hedging forecasted diesel fuel sales. The positions were fully liquidated during August to November 2005 resulting in gains of $3.2 million for the year ending December 31, 2005, which are recorded as a reduction in cost of products sold.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment costs of products sold includes the incremental costs of products for Holly Asphalt subsequent to February 2005 and costs attributable to sulfur credit sales.

(4)	The above calculations of costs of products from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Years Ended December 31,
	2007	2006	2005
Average cost of products per produced barrel sold	$73.03	$64.43	$56.50
Times sales of produced refined products sold (BPD)	115,050	105,090	106,500
Times number of days in period	365	365	365

Cost of products for produced products sold	$3,066,874	$2,471,285	$2,196,049

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2007	2006	2005
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.30	$4.74	$3.94
Times sales of produced refined products sold (BPD)	88,920	79,940	80,110
Times number of days in period	365	365	365

Refinery operating expenses for produced products sold	$139,560	$138,304	$115,206

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$4.86	$5.13	$4.61
Times sales of produced refined products sold (BPD)	26,130	25,150	26,390
Times number of days in period	365	365	365

Refinery operating expenses for produced products sold	$46,352	$47,092	$44,405

Sum of refinery operating expenses per produced products sold from our two refineries (2)	$185,912	$185,396	$159,611
Add other refining segment operating expenses and rounding (1)	23,357	23,015	20,545

Total refining segment operating expenses	209,269	208,411	180,156
Add HEP operating expenses	—	—	11,836
Add corporate and other costs	12	49	59

Operating expenses (exclusive of depreciation, depletion and amortization)	$209,281	$208,460	$192,051

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the incremental operating expenses of Holly Asphalt subsequent to February 2005.

(2)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Years Ended December 31,
	2007	2006	2005
Average refinery operating expenses per produced barrel sold	$4.43	$4.83	$4.11
Times sales of produced refined products sold (BPD)	115,050	105,090	106,500
Times number of days in period	365	365	365

Refinery operating expenses for produced products sold	$185,912	$185,396	$159,611

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Years Ended December 31,
	2007	2006	2005
Navajo Refinery
Net operating margin per barrel	$11.28	$10.63	$9.67
Add average refinery operating expenses per produced barrel	4.30	4.74	3.94

Refinery gross margin per barrel	15.58	15.37	13.61
Add average cost of products per produced barrel sold	74.10	64.25	55.50

Average sales price per produced barrel sold	$89.68	$79.62	$69.11
Times sales of produced refined products sold (BPD)	88,920	79,940	80,110
Times number of days in period	365	365	365

Refined product sales from produced products sold	$2,910,636	$2,323,160	$2,020,787

	Years Ended December 31,
	2007	2006	2005
Woods Cross Refinery
Net operating margin per barrel	$15.83	$11.97	$5.01
Add average refinery operating expenses per produced barrel	4.86	5.13	4.61

Refinery gross margin per barrel	20.69	17.10	9.62
Add average cost of products per produced barrel sold	69.40	64.99	59.51

Average sales price per produced barrel sold	$90.09	$82.09	$69.13
Times sales of produced refined products sold (BPD)	26,130	25,150	26,390
Times number of days in period	365	365	365

Refined product sales from produced products sold	$859,229	$753,566	$665,884

Sum of refined product sales from produced products sold from our two refineries (4)	$3,769,865	$3,076,726	$2,686,671
Add refined product sales from purchased products and rounding (1)	383,396	480,641	273,608

Total refined product sales	4,153,261	3,557,367	2,960,279
Add direct sales of excess crude oil(2)	491,150	323,002	—
Add other refining segment revenue (3)	145,753	141,605	68,056

Total refining segment revenue	4,790,164	4,021,974	3,028,335
Add HEP sales and other revenues	—	—	36,034
Add corporate and other revenues	1,578	1,752	1,772
Subtract consolidations and eliminations	—	(509)	(19,828)

Sales and other revenues	$4,791,742	$4,023,217	$3,046,313

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. Under new accounting guidance, these sales and related purchases starting April 1, 2006 are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold. Prior to April 1, 2006, sales and cost of sales attributable to such excess crude oil direct sales were netted and presented in cost of products sold.

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt subsequent to February 2005 and revenue derived from sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Years Ended December 31,
	2007	2006	2005
Net operating margin per barrel	$12.31	$10.95	$8.51
Add average refinery operating expenses per produced barrel	4.43	4.83	4.11

Refinery gross margin per barrel	16.74	15.78	12.62
Add average cost of products per produced barrel sold	73.03	64.43	56.50

Average sales price per produced barrel sold	$89.77	$80.21	$69.12
Times sales of produced refined products sold (BPD)	115,050	105,090	106,500
Times number of days in period	365	365	365

Refined product sales from produced products sold	$3,769,865	$3,076,726	$2,686,671

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2007 using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. That report appears on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Holly Corporation
We have audited Holly Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Holly Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Holly Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2007 of Holly Corporation and our report dated February 27, 2008 expressed an unqualified opinion thereon.
/s/ERNST & YOUNG LLP
Dallas, Texas
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Holly Corporation
We have audited the accompanying consolidated balance sheets of Holly Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holly Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 27, 2008

HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$94,369	$154,117
Marketable securities	158,233	96,168

Accounts receivable: Product and transportation	242,392	199,083
Crude oil resales	366,226	196,842
Related party receivable	6,151	2,198

	614,769	398,123

Inventories: Crude oil and refined products	118,308	115,100
Materials and supplies	22,322	14,575

	140,630	129,675
Income taxes receivable	16,356	9,055
Prepayments and other	10,264	12,081
Assets of discontinued operations	—	355

Total current assets	1,034,621	799,574

Properties, plants and equipment, at cost	802,820	642,740
Less accumulated depreciation, depletion and amortization	(271,970)	(237,270)

	530,850	405,470

Marketable securities (long-term)	77,182	5,668

Other assets: Turnaround costs (long-term)	8,705	12,061
Intangibles and other	12,587	15,096

	21,292	27,157

Total assets	$1,663,945	$1,237,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$782,976	$507,566
Accrued liabilities	35,104	51,173
Liabilities of discontinued operations	—	654

Total current liabilities	818,080	559,393

Deferred income taxes	38,933	20,776
Other long-term liabilities	36,712	27,201
Commitments and contingencies
Minority interest in joint venture	8,333	—
Distributions in excess of investment in Holly Energy Partners	168,093	164,405

Stockholders’ equity:
Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 160,000,000 and 100,000,000 shares authorized; 73,269,219 and 71,825,960 shares issued as of December 31, 2007 and 2006, respectively.	733	718
Additional capital	109,125	66,500
Retained earnings	1,054,974	745,994
Accumulated other comprehensive loss	(19,076)	(11,358)
Common stock held in treasury, at cost – 20,653,050 and 16,509,345 shares as of December 31, 2007 and 2006, respectively	(551,962)	(335,760)

Total stockholders’ equity	593,794	466,094

Total liabilities and stockholders’ equity	$1,663,945	$1,237,869

See accompanying notes.

\

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Sales and other revenues	$4,791,742	$4,023,217	$3,046,313

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	4,003,488	3,349,404	2,498,810
Operating expenses (exclusive of depreciation, depletion and amortization)	209,281	208,460	192,051
General and administrative expenses (exclusive of depreciation, depletion and amortization)	68,773	63,255	51,683
Depreciation, depletion and amortization	43,456	39,721	40,547
Exploration expenses, including dry holes	412	486	481

Total operating costs and expenses	4,325,410	3,661,326	2,783,572

Income from operations	466,332	361,891	262,741

Other income (expense):
Equity in loss of joint ventures	—	—	(685)
Equity in earnings of Holly Energy Partners	19,109	12,929	6,517
Minority interests in income of partnerships	—	—	(6,721)
Interest income	15,089	9,757	6,901
Interest expense	(1,086)	(1,076)	(5,101)

	33,112	21,610	911

Income from continuing operations before income taxes	499,444	383,501	263,652

Income tax provision:
Current	142,245	126,181	105,333
Deferred	23,071	10,422	(5,707)

	165,316	136,603	99,626

Income from continuing operations	334,128	246,898	164,026

Discontinued operations
Income from discontinued operations	—	5,660	2,963
Gain on sale of discontinued operations	—	14,008	—

Income from discontinued operations, net of taxes	—	19,668	2,963

Net income before cumulative effect of change in accounting principle	334,128	266,566	166,989
Cumulative effect of accounting change (net of income tax expense of $426)	—	—	669

Net income	$334,128	$266,566	$167,658

Basic earnings per share:
Continuing operations	$6.09	$4.33	$2.66
Discontinued operations	—	0.35	0.05
Cumulative effect of accounting change	—	—	0.01

Net income	$6.09	$4.68	$2.72

Diluted earnings per share:
Continuing operations	$5.98	$4.24	$2.59
Discontinued operations	—	0.34	0.05
Cumulative effect of accounting change	—	—	0.01

Net income	$5.98	$4.58	$2.65

Average number of common shares outstanding:
Basic	54,852	56,976	61,728
Diluted	55,850	58,210	63,244
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$334,128	$266,566	$167,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization (includes discontinued operations)	43,456	40,270	43,817
Deferred income taxes (includes discontinued operations)	23,071	7,980	(5,822)
Minority interests in income of partnerships	—	—	6,721
Distributions in excess of equity in earnings of Holly Energy Partners and joint ventures	3,688	7,379	3,050
Equity based compensation expense	9,993	5,507	2,163
Gain on sale of assets, before income taxes	—	(22,328)	—
(Increase) decrease in current assets:
Accounts receivable	(216,295)	12,059	(128,301)
Inventories	(10,955)	(33,792)	1,797
Income taxes receivable	(7,301)	(9,055)	10,735
Prepayments and other	1,817	5,890	795
Increase (decrease) in current liabilities:
Accounts payable	264,217	(26,370)	143,289
Accrued liabilities	(16,476)	15,665	6,155
Income taxes payable	—	(5,323)	1,388
Turnaround expenditures	(2,669)	(7,672)	(1,077)
Other, net	(3,937)	(11,593)	(1,134)

Net cash provided by operating activities	422,737	245,183	251,234

Cash flows from investing activities:
Additions to properties, plants and equipment	(161,258)	(120,429)	(106,262)
Net cash proceeds from sale of Montana Refinery	—	48,872	—
Acquisition by Holly Energy Partners of pipeline and terminal assets	—	—	(121,853)
Decrease in cash due to deconsolidation of Holly Energy Partners	—	—	(20,447)
Purchase of additional interests in joint venture, net of cash	—	—	(18,360)
Purchases of marketable securities	(641,144)	(211,972)	(322,046)
Sales and maturities of marketable securities	509,345	319,334	268,001
Proceeds from the sale of partial interest in joint venture	—	—	832

Net cash provided by (used for) investing activities	(293,057)	35,805	(320,135)

Cash flows from financing activities:
Proceeds from issuance of Holly Energy Partners’:
Senior notes, net of underwriter discount	—	—	181,955
Common units, net of offering costs	—	—	43,788
Payment of long-term debt	—	—	(8,572)
Net decrease in borrowings under revolving credit agreement of HEP	—	—	(25,000)
Debt issuance costs	—	—	(948)
Issuance of common stock upon exercise of options	2,288	2,645	2,782
Purchase of treasury stock	(207,196)	(175,394)	(130,763)
Sale of treasury stock	—	—	1,957
Cash dividends	(23,208)	(15,002)	(11,243)
Contribution from joint venture partner	8,333	—	—
Cash distributions to minority interests	—	—	(9,486)
Excess tax benefit from equity based compensation	30,355	11,816	6,035

Net cash provided by (used for) financing activities	(189,428)	(175,935)	50,505

Cash and cash equivalents:

Increase (decrease) for the period	(59,748)	105,053	(18,396)
Beginning of period	154,117	49,064	67,460

End of period	$94,369	$154,117	$49,064

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
				Other		Total
	Common	Additional	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2004	$348	$29,281	$339,798	$(1,719)	$(27,792)	$339,916
Net income	—	—	167,658	—	—	167,658
Dividends	—	—	(11,637)	—	—	(11,637)
Other comprehensive loss	—	—	—	(3,083)	—	(3,083)
Issuance of common stock upon exercise of stock options	6	2,776	—	—	—	2,782
Tax benefit from stock options	—	5,815	—	—	—	5,815
Amortization of stock options	—	468	—	—	—	468
Issuance of restricted stock, net of forfeitures	—	2,503	—	—	—	2,503
Tax benefit from restricted stock	—	411	—	—	—	411
Purchase of treasury stock	—	—	—	—	(130,763)	(130,763)
Sale of treasury stock	—	2,090	—	—	1,191	3,281

Balance at December 31, 2005	$354	$43,344	$495,819	$(4,802)	$(157,364)	$377,351
Net income	—	—	266,566	—	—	266,566
Dividends	—	—	(16,391)	—	—	(16,391)
Other comprehensive income	—	—	—	2,831	—	2,831
Issuance of common stock upon exercise of stock options	6	2,638	—	—	—	2,644
Tax benefit from stock options	—	12,031	—	—	—	12,031
Amortization of stock options	—	139	—	—	—	139
Issuance of restricted stock, net of forfeitures	—	5,369	—	—	—	5,369
Other equity based compensation	—	3,337	—	—	—	3,337
Purchase of treasury stock	—	—	—	—	(178,396)	(178,396)
Two-for-one stock split	358	(358)	—	—	—	—
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(9,387)	—	(9,387)

Balance at December 31, 2006	$718	$66,500	$745,994	$(11,358)	$(335,760)	$466,094
Net income	—	—	334,128	—	—	334,128
Dividends	—	—	(25,148)	—	—	(25,148)
Other comprehensive loss	—	—	—	(7,718)	—	(7,718)
Issuance of common stock upon exercise of stock options	11	2,277	—	—	—	2,288
Tax benefit from stock options	—	26,017	—	—	—	26,017
Issuance of restricted stock, net of forfeitures	4	9,993	—	—	—	9,997
Other equity based compensation	—	4,338	—	—	—	4,338
Purchase of treasury stock	—	—	—	—	(216,202)	(216,202)

Balance at December 31, 2007	$733	$109,125	$1,054,974	$(19,076)	$(551,962)	$593,794

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Net income	$334,128	$266,566	$167,658
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) on available-for-sale securities	1,857	(777)	183
Reclassification adjustment to net income on sale of securities	(78)	(131)	(255)

Total unrealized gain (loss) on available-for-sale securities	1,779	(908)	(72)

Unrealized medical obligation adjustment	(5,038)	—	—
Minimum pension liability adjustment	(9,373)	5,542	(4,973)

Other comprehensive income (loss) before income taxes	(12,632)	4,634	(5,045)
Income tax expense (benefit)	(4,914)	1,803	(1,962)

Other comprehensive income (loss)	(7,718)	2,831	(3,083)

Total comprehensive income	$326,410	$269,397	$164,575

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
We are principally an independent petroleum refiner, who produces high value light products such as gasoline, diesel fuel and jet fuel. Navajo Refining Company, L.L.C., one of our wholly-owned subsidiaries, owns a petroleum refinery in Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery can process sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. The Woods Cross refinery (“Woods Cross Refinery”), located just north of Salt Lake City, Utah, is operated by Holly Refining & Marketing Company – Woods Cross, one of our wholly-owned subsidiaries. This facility is a high conversion refinery that primarily processes regional sweet (lower sulfur) and sour Canadian crude oils. In conjunction with the refining and pipeline operations, we own a system of crude oil gathering pipelines.
At December 31, 2007, we had a 45% ownership interest in Holly Energy Partners, L.P. (“HEP”). HEP has logistics assets including petroleum product pipelines located in Texas, New Mexico and Oklahoma; ten refined product terminals; two refinery truck rack facilities, a refined products tank farm facility and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which owns a pipeline that transports liquid petroleum gases, or LPG’s, from west Texas to the Texas/Mexico border near El Paso for further transport into northern Mexico.
On March 31, 2006, we sold our petroleum refinery in Great Falls, Montana (the “Montana Refinery”) to a subsidiary of Connacher Oil and Gas Limited (“Connacher”). Accordingly, the results of operations of the Montana Refinery and a net gain of $14.0 million on the sale are shown in discontinued operations (see Note 2).
In February 2005, we purchased the remaining 51% interest in NK Asphalt Partners from our joint venture partner for $16.9 million plus working capital which increased our ownership interest from 49% to 100%. The partnership now operates under the name, Holly Asphalt Company (“Holly Asphalt”) and manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.
We also conduct a small-scale oil and gas exploration and production program and own a 75% interest in a joint venture pipeline project (see Note 9).
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
Reclassifications: In the December 31, 2006 consolidated balance sheet, we have reclassified $7.3 million in certain deferred maintenance costs from “prepayments and other” under current assets to “turnaround costs (long-term)” under other assets. This reclassification conforms to our December 31, 2007 balance sheet presentation.
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
Long-lived assets: We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. No impairments of long-lived assets were recorded during the years ended December 31, 2007, 2006 and 2005.
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
We have asset retirement obligations with respect to certain assets due to legal obligations to clean and/or dispose of various component parts at the time they are retired. At December 31, 2007, we have an asset retirement obligation of $0.9 million, which is included in “Other long-term liabilities” in our consolidated balance sheets.
Intangibles and Goodwill: Intangible assets are assets (other than financial assets) that lack physical substance. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized on a straight line basis. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. No impairments of intangibles or goodwill were recorded during the years ended December 31, 2007, 2006 and 2005.

Investment in HEP: Prior to July 1, 2005, our financial statements included the consolidated results of HEP, with the interest we did not own reported as a minority interest in the ownership and earnings. Under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised) (“FIN 46”), “Consolidation of Variable Interest Entities,” we deconsolidated HEP effective July 1, 2005 and report our share of the earnings of HEP using the equity method of accounting (see Note 3).
Investments in Joint Ventures: We have accounted for investments in and earnings from joint ventures where we have ownership of 50% or less using the equity method of accounting.
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
Depreciation: Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 12 to 16 years for refining facilities, 10 to 30 years for pipeline and terminal facilities, 3 to 5 years for transportation vehicles, 10 to 40 years for buildings and improvements and 7 to 30 years for other fixed assets.
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
Environmental Costs: Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. See Note 3 for indemnity arrangement with HEP.
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
New Accounting Pronouncements:
EITF No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. We will adopt this standard effective for our 2008 fiscal year. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 changes the classification of non-controlling interests, also referred to as minority interests, in the consolidated financial statements. It also establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this standard effective January 1, 2009. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at a company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  We will adopt this standard effective January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations and cash flows.
SFAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. We will adopt this standard effective for our 2008 fiscal year. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007. As a result of the implementation of this standard, we recognized no material adjustment in the liability for unrecognized income tax benefits. Disclosures required by this standard are provided in Note 12.
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
The following tables provide summarized income statement information related to discontinued operations:

	Years Ended
	December 31,
	2006	2005
	(In thousands)
Sales and other revenues from discontinued operations	$53,913	$166,432

Income from discontinued operations before income taxes	$9,021	$4,761
Income tax expense	(3,361)	(1,798)

Income from discontinued operations, net	5,660	2,963

Gain on sale of discontinued operations before income taxes	22,328	—
Income tax expense	(8,320)	—

Gain on sale of discontinued operations, net	14,008	—

Income from discontinued operations, net	$19,668	$2,963

In accordance with the Montana Refinery sale agreement, we retained certain financial liabilities, including certain environmental liabilities related to required remediation and corrective action for environmental conditions that existed at the time of sale and for financial penalties for infractions that occurred prior to the sale. Based on our estimates, we have accrued $1.9 million as of December 31, 2007 related to such environmental liabilities which is included in our environmental liability accrual as discussed in Note 10.
NOTE 3: Investment in Holly Energy Partners
HEP is a publicly held master limited partnership that commenced operations July 13, 2004 upon the completion of its initial public offering. We currently have a 45% ownership interest in HEP, including our 2% general partner interest.

HEP serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (“HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (“HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on their refined product pipelines or throughput in their terminals volumes of refined products that will result in minimum annual payments to HEP, currently $39.6 million. Under the HEP IPA, we agreed to transport minimum volumes of intermediate products on the intermediate pipelines that will result in minimum annual payments to HEP, currently $12.8 million. Minimum payments for both agreements will adjust upward based on increases in the producer price index over the term of the agreements. Additionally, we agreed to indemnify HEP up to an aggregate amount of $17.5 million for any environmental noncompliance and remediation liabilities associated with the assets transferred to HEP and occurring or existing prior to the date of the transfers of ownership to HEP. Of this total, indemnification in excess of $15.0 million relates solely to the intermediate pipelines.
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
On July 8, 2005, we closed on the transaction in which HEP acquired our two parallel intermediate feedstock pipelines which connect our Lovington and Artesia, New Mexico facilities (our revenue commitments on the intermediate pipelines are discussed above under the HEP IPA). The total consideration was $81.5 million, which consisted of approximately $77.7 million in cash, 70,000 common units of HEP and a capital account credit to maintain our existing general partner interest in HEP. HEP financed the $77.7 million cash portion of the consideration for the intermediate pipelines with the proceeds raised from the private sale, which closed simultaneously with the acquisition, of 1.1 million of its common units for $45.1 million to a limited number of institutional investors and the offering, completed in June 2005, of an additional $35.0 million in principal amount of HEP Senior Notes. Navajo Pipeline Co., L.P., one of our subsidiaries, agreed to indemnify HEP’s general partner to the extent it makes any payment in satisfaction of the $35.0 million of the principal amount of the HEP Senior Notes. As a result of this transaction, our ownership interest in HEP was reduced to the current 45%, including the 2% general partner interest.
HEP is a variable interest entity (“VIE”) as defined under FIN 46, and following HEP’s acquisition of the intermediate feedstock pipelines in 2005, we have determined that our beneficial variable interest in HEP was less than 50%; therefore, as required by FIN 46, we deconsolidated HEP effective as of July 1, 2005. The deconsolidation is presented from July 1, 2005 forward, and our share of the earnings of HEP, including any incentive distributions paid through our general partner interest, is now reported using the equity method of accounting. HEP has risk associated with its operations. HEP has three major customers, of which we are one. If any of the customers fails to meet the desired shipping levels or terminates its contracts, HEP could suffer substantial losses unless a new customer is found. If HEP does suffer losses, we would recognize our percentage of those losses based on our ownership percentage in HEP at that time.
We hold 7,000,000 subordinated units and 70,000 common units of HEP as of December 31, 2007. Our rights as holder of subordinated units to receive distributions of cash from HEP are subordinated to the rights of the common unitholders to receive such distributions.

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
In October 2007, we entered into an agreement that amends the HEP PTA under which HEP has agreed to expand their pipeline system between Artesia, New Mexico and El Paso, Texas (“South System”). The expansion of the South System will include replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at their El Paso terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. Currently, this project is expected to be completed by January 2009. The agreement also provides for a tariff increase, expected to be effective May 1, 2008, on our shipments on HEP’s refined product pipelines.
On February 26, 2008, we announced an agreement for the sale of certain pipeline and tankage assets to HEP for $180.0 million. The agreement provides for consideration to us of $171.0 million in cash and HEP common units valued at approximately $9.0 million. The assets include 136 miles of crude oil trunk lines that deliver crude to our Navajo Refinery in southeast New Mexico, approximately 725 miles of gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage having a combined 600,000 barrels of storage capacity located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline and terminal (terminal leased through September 2011) between Artesia and Roswell, New Mexico, and 10 miles of crude oil and product pipelines that support our Woods Cross Refinery. In connection with the closing of this transaction, we will enter into a 15-year pipelines and tankage agreement with HEP that will contain a minimum annual revenue commitment to HEP from us. We expect this transaction to close in the first quarter of 2008. The consummation of this transaction will constitute a reconsideration event according to the provisions of FIN 46 and, as a result, we will be required to reassess whether or not we are the VIE's primary beneficiary. Should the reassessment indicate that we are the primary beneficiary, we would be required to reconsolidate HEP as of the date the transaction closes.
The following table sets forth the changes in our investment account balance with HEP for the years ended December 31, 2007 and 2006 (In thousands):

Distributions in excess of investment in HEP at December 31, 2005	$(157,026)
Equity in the earnings of HEP	12,929
Regular quarterly distributions from HEP	(20,308)

Distributions in excess of investment in HEP at December 31, 2006	$(164,405)

Equity in the earnings of HEP	19,109
Regular quarterly distributions from HEP	(22,797)

Distributions in excess of investment in HEP at December 31, 2007	$(168,093)

The following tables provide summary financial results for HEP.

	December 31,	December 31,
	2007	2006
	(In thousands)
Current assets	$23,178	$23,624
Properties and equipment, net	158,600	160,484
Transportation agreements and other	57,126	59,465

Total assets	$238,904	$243,573

Current liabilities	$17,732	$14,174
Long-term liabilities	182,616	182,210
Minority interest	10,740	10,963
Partners’ equity	27,816	36,226

Total liabilities and partners’ equity	$238,904	$243,573

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues	$105,407	$89,194	$80,120
Operating costs and expenses	52,336	48,814	43,580

Operating income	53,071	40,380	36,540
Other expenses, net	(13,800)	(12,837)	(9,724)

Net income	$39,271	$27,543	$26,816

We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs and administrative costs under the HEP PTA, HEP IPA and an Omnibus Agreement.
•	Pipeline and terminal expenses paid to HEP were $61.0 million, $52.9 million and $44.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

•	We charged HEP $2.0 million for each of the years ended December 31, 2007, 2006 and 2005 for general and administrative services under the Omnibus Agreement expiring in 2019, which we recorded as a reduction in expenses.

•	HEP reimbursed us for costs of employees supporting their operations of $8.5 million, $7.7 million and $6.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which we recorded as a reduction in expenses.

•	We reimbursed HEP $0.3 million for the year ended December 31, 2007 and $0.2 million for each of the years ended December 31, 2006 and 2005 for certain costs paid on our behalf.

•	We received as regular distributions on our subordinated units, common units and general partner interest, $22.8 million, $20.3 million and $16.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our distributions for the three years ended December 31, 2007, 2006 and 2005 included $2.2 million, $1.2 million and $0.2 million, respectively, in incentive distributions with respect to our general partner interest.

•	We had a related party receivable from HEP of $6.0 million and $2.2 million at December 31, 2007 and 2006, respectively.

•	We had accounts payable to HEP of $5.7 million at December 31, 2007 and 2006.

•	“Prepayments and other” includes zero and $0.2 million at December 31, 2007 and 2006, respectively, related to minimum payments under the HEP IPA which may be applied as credits against future billings from HEP if our shipments exceed the minimum volume commitments on the intermediate pipelines. In 2007 and 2006, we expensed $2.4 million and $1.0 million, respectively, related to shortfall payments that we were not able to recover as credits against future billings.

•	In consideration for assistance provided to HEP in obtaining a joint venture opportunity in a new 95-mile intrastate pipeline system (the “SLC Pipeline”) now under construction by Plains All American Pipeline, L.P. (“Plains”), HEP will pay us a $2.5 million finder’s fee upon the closing of their investment in the joint venture with Plains.
NOTE 4: Earnings Per Share
Basic earnings per share from continuing operations is calculated as income from continuing operations divided by the average number of shares of common stock outstanding. Diluted earnings per share from continuing operations assumes, when dilutive, the issuance of the net incremental shares from stock options and variable performance shares. The average number of shares of common stock outstanding and per share amounts has been adjusted to reflect the two-for-one stock split effective June 1, 2006. The following is a reconciliation of the denominators of the basic and diluted per share computations for income from continuing operations:

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Income from continuing operations	$334,128	$246,898	$164,026

Average number of shares of common stock outstanding	54,852	56,976	61,728
Effect of dilutive stock options and variable restricted shares	998	1,234	1,516

Average number of shares of common stock outstanding assuming dilution	55,850	58,210	63,244

Basic earnings per share from continuing operations	$6.09	$4.33	$2.66

Diluted earnings per share from continuing operations	$5.98	$4.24	$2.59
NOTE 5: Stock-Based Compensation
On December 31, 2007, we had three principal share-based compensation plans, which are described below. The compensation cost that has been charged against income for these plans was $10.8 million, $21.2 million and $7.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.2 million, $7.6 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. It is currently our practice to issue new shares for settlement of option exercises, restricted stock grants or performance share units settled in stock. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods. At December 31, 2007, 2,550,881 shares of common stock were reserved for future grants under the current long-term incentive compensation plan, which reservation allows for awards of options, restricted stock, or other performance awards.
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
A summary of option activity and changes during the year ended December 31, 2007 is presented below:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at January 1, 2007	1,576,800	$2.25
Exercised	(1,085,600)	$2.11

Outstanding at December 31, 2007	491,200	$2.56	2.5	$23,740

Exercisable at December 31, 2007	491,200	$2.56	2.5	$23,740

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $68.0 million, $30.9 million and $14.9 million, respectively.
All outstanding stock options granted became fully vested during 2006. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005, was zero, $0.4 million and $0.5 million, respectively.

Cash received from option exercises under the stock option plans for the years ended December 31, 2007, 2006 and 2005, was $2.3 million, $2.6 million and $2.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $26.0 million, $12.0 million and $5.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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
A summary of restricted stock activity and changes during the year ended December 31, 2007 is presented below:

		Weighted-
		Average
		Grant-Date	Aggregate Intrinsic
Restricted Stock	Grants	Fair Value	Value ($000)
Outstanding at January 1, 2007 (not vested)	494,922	$15.07
Vesting and transfer of ownership to recipients	(254,033)	$13.36
Granted	80,982	$57.93
Forfeited	(23,306)	$26.98

Outstanding at December 31, 2007 (not vested)	298,565	$27.22	$15,194

The total intrinsic value of restricted stock vested and transferred to recipients during the years ended December 31, 2007, 2006 and 2005 were $12.9 million, $5.5 million and $2.5 million, respectively. As of December 31, 2007, there was $2.7 million of total unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of shares vested during the year ended December 31, 2007 was $3.4 million.
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
During the first quarter of 2007, we granted 42,813 performance share units with a fair value based on our grant date closing stock price of $55.47. In the third quarter of 2007, we granted an additional 2,450 performance share units having a grant date closing stock price of $74.19. These units are payable in stock and are subject to certain financial performance criteria.
The fair value of each performance share unit award subject to the financial performance criteria and payable in stock is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of December 31, 2007, estimated share payouts for outstanding nonvested performance share unit awards ranged from 150% to 200%.

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
The performance share unit awards payable in cash vested on January 1, 2008. At December 31, 2007, the fair value and cash liability of these awards was based on our closing stock price of $50.89 and a 200% payout factor.
A summary of performance share unit activity and changes during the year ended December 31, 2007 is presented below:

			Financial
	Market Performance		Performance
	Payable in	Stock	Stock	Total
	Cash	Settled	Settled	Performance
Performance Share Units	Grants	Grants	Grants	Share Units
Outstanding at January 1, 2007 (nonvested)	227,350	125,774	74,928	428,052
Vesting and payment of benefit to recipients	(145,900)	(75,500)	—	(221,400)
Granted	—	—	52,727	52,727
Forfeited	—	(7,800)	(11,499)	(19,299)

Outstanding at December 31, 2007 (nonvested)	81,450	42,474	116,156	240,080

We paid $15.5 million, zero and $6.3 million related to vested performance share units for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the cash liability associated with these awards was $8.3 million and is recorded in “Accrued liabilities” in our consolidated balance sheets. At December 31, 2007, there was a total of $4.0 million of unrecognized compensation cost related to nonvested performance share units related to stock-settled performance units having a weighted average grant date fair value of $37.82. These costs are expected to be recognized over a weighted-average period of 1.1 years. At December 31, 2007, there was no unrecognized compensation cost related to our nonvested cash-settled performance units as all of these units vest January 1, 2008.
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
NOTE 6: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consists of cash, cash equivalents, and investments in debt securities primarily issued by government entities. In addition, as part of the sale of the Montana Refinery in 2006, we received 1,000,000 shares of Connacher common stock.
We invest in highly-rated marketable debt securities, primarily issued by government entities that have maturities at the date of purchase of greater than three months. These securities include investments in variable rate demand notes (“VRDN”). Although VRDN may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. VRDN may be liquidated at par on the rate reset date. Currently, we do not invest in auction rate securities. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Interest income is recorded as earned. Unrealized gains and losses, net of related income taxes, are temporary and reported as a component of accumulated other comprehensive income. Upon sale, realized gains and losses on the sale of marketable securities are computed based on the specific identification of the underlying cost of the securities sold and the unrealized gains and losses previously reported in other comprehensive income are reclassified to current earnings.
The following is a summary of our available-for-sale securities at December 31, 2007:

	Available-for-Sale Securities
			Estimated
			Fair Value
		Gross	(Net
		Unrealized	Carrying
	Amortized Cost	Gains(Losses)	Amount)
	(In thousands)
States and political subdivisions	$230,709	$866	$231,575
Equity securities	4,328	(488)	3,840

Total marketable securities	$235,037	$378	$235,415

Interest income on our marketable debt securities for the year ended December 31, 2007 included $10.1 million of interest earned, $0.1 million in realized losses and amortization of $1.4 million in net premiums paid related to our marketable debt securities. During 2007, we received a total of $509.3 million related to sales and maturities of marketable debt securities. Realized losses represent the difference between the purchase price, as amortized, and the market value on the maturity or sales date.
The following is a summary of our available-for-sale securities at December 31, 2006:

	Available-for-Sale Securities
			Estimated
		Gross	Fair Value
	Amortized	Unrealized	(Net Carrying
	Cost	Losses	Amount)
	(In thousands)
States and political subdivisions	$98,910	$(64)	$98,846
Equity securities	4,328	(1,338)	2,990

Total marketable securities	$103,238	$(1,402)	$101,836

Interest income on our marketable debt securities for the year ended December 31, 2006 included $5.6 million of interest earned, $0.1 million in realized losses and amortization of $1.5 million in net premiums paid related to our marketable debt securities. During 2006, we received a total of $319.3 million related to sales and maturities of marketable debt securities. Realized losses represent the difference between the purchase price, as amortized, and market value on the maturity or sales date.
NOTE 7: Inventories

	December 31,
	2007	2006
	(In thousands)
Crude oil	$25,364	$25,644
Other raw materials and unfinished products (1)	7,226	14,905
Finished products (2)	85,718	73,596
Process chemicals (3)	4,312	6,053
Repairs and maintenance supplies and other	18,010	9,477

	$140,630	$129,675

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude. The inventory carrying value includes the cost of the raw materials and transportation.

(2)	Finished products include gasolines, jet fuels, diesels, asphalts, LPG’s and residual fuels. The inventory carrying value includes the cost of raw materials including transportation and direct production costs.

(3)	Process chemicals include catalysts, additives and other chemicals. The inventory carrying value includes the cost of the purchased chemicals and related freight.

The excess of current cost over the LIFO value of inventory was $199.4 million and $136.6 million at December 31, 2007 and 2006, respectively. We recognized a loss of $0.8 million and a gain of $4.2 million in income from continuing operations in the years ended December 31, 2007 and 2006, respectively, resulting from liquidations of certain LIFO inventory quantities that were carried at lower costs as compared to current costs.
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
NOTE 8: Properties, Plants and Equipment

	December 31,
	2007	2006
	(In thousands)
Land, buildings and improvements	$24,340	$22,931
Refining facilities	478,445	467,923
Pipelines and terminals	68,709	63,183
Transportation vehicles	13,564	21,491
Oil and gas exploration and development	2,917	3,633
Other fixed assets	43,534	17,107
Construction in progress	171,311	46,472

	802,820	642,740
Accumulated depreciation, depletion and amortization	(271,970)	(237,270)

	$530,850	$405,470

We did not capitalize any interest for the years ended December 31, 2007 and 2006.
Depreciation expense was $35.8 million, $30.9 million and $28.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE 9: Joint Venture
In December 2007, we entered into a definitive agreement with Sinclair Transportation Company (“Sinclair”) to jointly build a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas (the “UNEV Pipeline”). Under the agreement, we own a 75% interest in the joint venture pipeline and Sinclair will own the remaining 25% interest. The total cost of the pipeline project including terminals is expected to be $300.0 million. Holly’s share of this cost would be $225.0 million. Construction of this project is currently expected to be completed and operational in mid 2009. In connection with this project, we have entered into a 10-year commitment to ship an annual average of 15,000 barrels per day of refined products on the UNEV Pipeline at an agreed tariff. Our commitment for each year is subject to reduction by up to 5,000 barrels per day in specified circumstances relating to shipments by other shippers.
NOTE 10: Environmental Costs
Consistent with our accounting policy for environmental remediation costs, we expensed $2.3 million, $5.6 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheet was $8.6 million and $7.6 million at December 31, 2007 and 2006, respectively, of which $5.3 million and $6.1 million, respectively, was classified as other long-term liabilities. Costs of future expenditures for environmental remediation are not discounted to their present value.

NOTE 11: Debt
Credit Facility
We have a $175.0 million secured revolving credit facility with Bank of America as administrative agent and lender, with a term of four years and an option to increase the facility to $225.0 million subject to certain conditions. We expect to close on an extension to the credit facility in the first quarter of 2008. This credit facility expires in 2008 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. Interest on the borrowings is based upon, at our option, (i) the Eurodollar rate plus an applicable rate ranging from 1.25% to 2.50% per annum for each Eurodollar loan and (ii) the base rate plus an applicable rate ranging from 0.00% to 1.25% per annum for each base rate loan. A fee ranging from 1.25% to 2.50% per annum is payable on the outstanding balance of all letters of credit and a commitment fee ranging from 0.30% to 0.50% per annum is payable on the unused portion of the facility. Such interest rate margins and fees are determined based on a quarterly calculation of the ratio of our debt to EBITDA. The borrowing base, which secures the facility, consists of accounts receivable and inventory, and at our option, pledged cash and cash equivalents. The credit facility imposes usual and customary requirements for this type of credit facility, including: (i) maintenance of certain levels of consolidated tangible net worth, interest coverage and leverage ratios; (ii) limitations on liens, investments, indebtedness and dividends; and (iii) a prohibition on changes in control. We were in compliance with all covenants at December 31, 2007. At December 31, 2007, we had outstanding letters of credit totaling $2.5 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our current credit facility was $172.5 million at December 31, 2007.
We made cash interest payments of $0.8 million, $0.5 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE 12: Income Taxes
The provision for income taxes from continuing operations is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Current
Federal	$113,999	$105,469	$89,685
State	28,246	20,712	15,648
Deferred
Federal	21,867	9,490	(4,224)
State	1,204	932	(1,483)

	$165,316	$136,603	$99,626

The statutory federal income tax rate applied to pre-tax book income from continuing operations reconciles to income tax expense as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Tax computed at statutory rate	$174,805	$134,225	$92,279
State income taxes, net of federal tax benefit	19,478	14,957	10,282
Federal tax credits	(16,078)	(10,776)	—
Domestic production activities deduction	(8,670)	—	—
Tax exempt interest	(4,200)	—	—
Other	(19)	(1,803)	(2,935)

	$165,316	$136,603	$99,626

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities for continuing operations as of December 31, 2007 and 2006 are as follows:

	December 31, 2007
	Assets	Liabilities	Total
	(In thousands)
Deferred taxes
Accrued employee benefits	$9,703	$(29)	$9,674
Accrued postretirement benefits	1,913	—	1,913
Accrued environmental costs	1,282	—	1,282
Inventory differences	247	(6,644)	(6,397)
Prepayments and other	2,901	(6,480)	(3,579)

Total current	16,046	(13,153)	2,893
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	—	(108,445)	(108,445)
Accrued postretirement benefits	11,479	—	11,479
Accrued environmental costs	2,056	—	2,056
Deferred turnaround costs	—	(1,278)	(1,278)
Investments in HEP	43,218	—	43,218
Other	14,037	—	14,037

Total noncurrent	70,790	(109,723)	(38,933)

Total	$86,836	$(122,876)	$(36,040)

	December 31, 2006
	Assets	Liabilities	Total
	(In thousands)
Deferred taxes
Accrued employee benefits	$13,499	$(29)	$13,470
Accrued postretirement benefits	196	(1,947)	(1,751)
Accrued environmental costs	731	—	731
Inventory differences	247	(4,858)	(4,611)
Deferred turnaround costs	—	(848)	(848)
Prepayments and other	1,343	(5,441)	(4,098)

Total current	16,016	(13,123)	2,893
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	—	(71,181)	(71,181)
Accrued postretirement benefits	5,375	(838)	4,537
Accrued environmental costs	2,244	—	2,244
Deferred turnaround costs	—	(3,022)	(3,022)
Investments in HEP	41,724	—	41,724
Other	6,259	(1,337)	4,922

Total noncurrent	55,602	(76,378)	(20,776)

Total	$71,618	$(89,501)	$(17,883)

We made income tax payments of $139.4 million in 2007, $142.9 million in 2006 and $87.8 million in 2005.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” on January 1, 2007. As a result of the implementation, we recognized no material adjustment in the liability for unrecognized income tax benefits. The total amount of unrecognized tax benefits as of December 31, 2007, was $3.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for
Unrecognized
Tax Benefits
(In thousands)
Balance at adoption on January 1, 2007	$1,200
Additions based on tax positions related to the current year	1,595
Additions for tax positions of prior years	1,230
Reductions for tax positions of prior years	(486)

Balance at December 31, 2007	$3,539

Included in the unrecognized tax benefits of $3.5 million at December 31, 2007 are $2.5 of tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.
We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. During the year ended December 31, 2007, we recognized $1.1 million in interest (net of related tax benefits) as a component of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties. We do not expect that unrecognized tax benefits for tax positions taken with respect to 2007 and prior years will significantly change over the next twelve months.
We are subject to U.S. federal income tax and to the income tax of multiple state jurisdictions. We have substantially concluded all U.S. federal, state and local income tax matters for fiscal years through July 31, 2002. In 2006, the Internal Revenue Service commenced examinations of our U.S. federal income tax returns for the tax years ended July 31, 2003 and December 31, 2003. On February 11, 2008, the Internal Revenue Service informed us that it had completed the examination of these returns, and that the Joint Committee Review Staff was reviewing our case and preparing a report for the Joint Committee on Taxation. To date, we do not anticipate that the resolution of this audit will result in a material change to our financial condition, results of operations or cash flows.
NOTE 13: Stockholders’ Equity
The following table shows our common shares outstanding and the activity during the year:

	Years Ended December 31,
	2007	2006	2005
Common shares outstanding at beginning of year	55,316,615	58,752,942	62,589,520
Issuance of common stock upon exercise of stock options	1,085,600	902,700	981,300
Issuance of restricted stock, excluding restricted stock with performance feature	230,196	51,952	58,100
Vesting of restricted stock with performance feature	151,000	119,000	119,000
Forfeitures of restricted stock	(23,537)	(4,984)	(10,700)
Purchase of treasury stock(1)	(4,143,705)	(4,504,995)	(5,099,594)
Sale of treasury stock	—	—	115,316

Common shares outstanding at end of year	52,616,169	55,316,615	58,752,942

(1)	Includes shares purchased under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock.

The common shares outstanding in the table above, reflects the June 1, 2006 two-for-one stock split as discussed below.
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
Common Stock Repurchases: During 2007, our Board of Directors authorized a total increase of $300.0 million to our common stock repurchase program. Common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the year ended December 31, 2007, we repurchased 4,022,285 shares at a cost of $211.1 million (of which $12.0 million of the cash settlement was after December 31, 2007) or an average of $52.49 per share. Since inception of our common stock repurchase initiatives beginning in May 2005 through December 31, 2007, we have repurchased 13,530,906 shares at a cost of $518.1 million or an average of $38.29 per share. At December 31, 2007, we had $181.9 million of authorized repurchases remaining under our program.
During the year ended December 31, 2007, we repurchased at market price from certain executives 121,420 shares of our common stock at a cost of $5.1 million; these purchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means.
NOTE 14: Other Comprehensive Income (Loss)
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the year ended December 31, 2007
Minimum pension liability adjustment	$(9,373)	$(3,647)	$(5,726)
Retirement medical obligation adjustment	(5,038)	(1,960)	(3,078)
Unrealized gain on available-for-sale securities	1,779	693	1,086

Other comprehensive loss	$(12,632)	$(4,914)	$(7,718)

For the year ended December 31, 2006
Minimum pension liability adjustment	$5,542	$2,156	$3,386
Unrealized loss on available-for-sale securities	(908)	(353)	(555)

Other comprehensive income	$4,634	$1,803	$2,831

For the year ended December 31, 2005
Minimum pension liability adjustment	$(4,973)	$(1,934)	$(3,039)
Unrealized loss on available-for-sale securities	(72)	(28)	(44)

Other comprehensive loss	$(5,045)	$(1,962)	$(3,083)

The temporary unrealized loss on securities available-for-sale is due to changes in the market prices of securities.

Accumulated other comprehensive loss in the equity section of the balance sheet includes:

	December 31,
	2007	2006
	(In thousands)
Pension obligation adjustment	$(16,228)	$(1,115)
Retiree medical obligation adjustment	(3,078)	—
Unrealized loss on securities available-for-sale	230	(856)
Adjustment to initially apply adoption of SFAS No. 158, net of income tax effect of $5,977.	—	(9,387)

Accumulated other comprehensive loss	$(19,076)	$(11,358)

NOTE 15: Retirement Plans
Retirement Plan: We have a non-contributory defined benefit retirement plan that covers substantially all employees. Our policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.
Effective January 1, 2007, the retirement plan was frozen to new employees not covered by collective bargaining agreements with labor unions. To the extent an employee was hired prior to January 1, 2007, and elected to participate in automatic contributions features under our defined contribution plan, their participation in future benefits of the retirement plan was frozen.
We adopted SFAS No. 158, effective as of December 31, 2006, which required us to recognize the under-funded status of our defined benefit retirement plan as a liability in our consolidated balance sheets, with the change in our funded status recorded as a component of other comprehensive income.
The following table sets forth the changes in the benefit obligation and plan assets of our retirement plan for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
	(In thousands)
Change in plan’s benefit obligation
Pension plan’s benefit obligation — beginning of year.	$62,107	$68,776
Service cost	4,110	4,270
Interest cost	4,075	4,133
Benefits paid	(5,806)	(10,190)
Actuarial (gain) loss	8,356	(4,150)
Divestitures	—	(732)

Pension plan’s benefit obligation — end of year	72,842	62,107

Change in pension plan assets
Fair value of plan assets — beginning of year	50,414	42,642
Actual return on plan assets	1,846	4,962
Benefits paid	(5,806)	(10,190)
Employer contributions	10,000	13,000

Fair value of plan assets — end of year	56,454	50,414

Funded status
Under-funded balance	$(16,388)	$(11,693)

Amounts recognized in consolidated balance sheets
Accrued pension liability	$(16,388)	$(11,693)

Amounts recognized in accumulated other comprehensive loss
Actuarial loss	$(21,063)	$(11,383)
Prior service cost	(3,591)	(3,981)

Total	$(24,654)	$(15,364)

The accumulated benefit obligation was $55.4 million and $46.8 million at December 31, 2007 and 2006, respectively. The measurement dates used for our retirement plan were December 31, 2007 and 2006.

The weighted average assumptions used to determine end of period benefit obligations:

	December 31,
	2007	2006
Discount rate	6.40%	6.00%
Rate of future compensation increases	4.00%	4.00%
Net periodic pension expense consisted of the following components:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Service cost — benefit earned during the year	$4,110	$4,270	$3,630
Interest cost on projected benefit obligations	4,075	4,133	3,790
Expected return on plan assets	(4,078)	(3,473)	(3,163)
Amortization of prior service cost	390	258	279
Amortization of net loss	908	1,042	956
Curtailment loss	—	663	—
Settlement loss	—	1,589	—

Net periodic pension expense	$5,405	$8,482	$5,492

The weighted average assumptions used to determine net periodic benefit expense:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Discount rate	6.00%	6.05%	6.00%
Rate of future compensation increases	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit expense in 2008 are as follows:

(In thousands)
Actuarial loss	$1,404
Prior service cost	390

Total	$1,794

At year end, our retirement plan assets were allocated as follows:

		Percentage of Plan Assets at
	Target	Year End
	Allocation	December 31,	December 31,
Asset Category	2008	2007	2006
Equity securities	70%	68%	71%
Debt Securities	30%	32%	29%

Total	100%	100%	100%

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
The most important component of the investment strategy is the asset allocation between the various classes of securities available to the Plan for investment purposes. The current target asset allocation is 70% equity investments and 30% fixed income investments. Equity investments include a blend of domestic growth and value stocks of various sizes of capitalization and international stocks.

The overall expected long-term rate of return on Plan assets is 8.5% and is estimated using a financial simulation model of asset returns. Model assumptions are derived using historical data given the assumption that capital markets are informationally efficient.
We expect to contribute between zero to $10.0 million to the retirement plan in 2008. Benefit payments, which reflect expected future service, are expected to be paid as follows: $5.4 million in 2008; $4.8 million in 2009; $5.7 million in 2010; $6.6 million in 2011, $7.5 million in 2012 and $49.5 million in 2013-2017.
Retirement Restoration Plan: We adopted an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.8 million, $0.8 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $6.6 million and $5.8 million at December 31, 2007 and 2006, respectively. As of December 31, 2007, the projected benefit obligation under this plan was $6.6 million. Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.7 million in 2008; $0.5 million in 2009; $0.5 million in 2010; $1.9 million in 2011; $0.3 million in 2012 and $2.8 million in 2013-2017.
Defined Contribution Plans: We have defined contribution (“401(k)”) plans that cover substantially all employees. Our contributions are based on employee’s compensation and partially match employee contributions. We expensed $0.6 million, $1.9 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, in connection with these plans.
Postretirement Medical Plans: We adopted an unfunded postretirement medical plan as part of the voluntary early retirement program offered to eligible employees in fiscal 2000. As part of the early retirement program, we agreed to allow retiring employees to continue coverage at a reduced cost under our group medical plans until normal retirement age. The accrued liability reflected in the consolidated balance sheets was $7.5 million and $2.1 million at December 31, 2007 and 2006, respectively, related to this plan.
Additionally, we maintain an unfunded postretirement medical plan whereby certain retirees between the ages of 62 and 65 can receive benefits paid by us. Periodic costs under this plan have historically been insignificant.
As of December 31, 2007, the total accumulated postretirement benefit obligation under our postretirement medical plans was $7.5 million.
NOTE 16: Derivative Instruments and Hedging Activities
Historically, we have utilized petroleum commodity futures contracts principally to help manage the price risk inherent in purchasing crude oil in advance of the delivery date and as a hedge for fixed-price sales contracts of refined products. We have also utilized commodity price swaps and collar options to help manage the exposure to price volatility relating to forecasted purchases of natural gas. We regularly utilize contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts may meet the definition of a derivative instrument in accordance with SFAS No. 133, as amended. We believe these contracts qualify for the normal purchases and normal sales exception under SFAS No. 133, as amended, because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, these contracts are designated as normal purchases and normal sales contracts and are not required to be recorded as derivative instruments under SFAS No. 133, as amended.
During 2005, we entered into two different types of hedging transactions, neither of which involved arrangements designated as hedging instruments per the requirements of SFAS No. 133, and therefore all gains and losses were recorded as incurred. The first transaction was entered into in July 2005 and related to our forecasted August 2005 liquidation of 100,000 barrels of crude oil at our Woods Cross Refinery, where our objective was to fix the price of crude oil associated with the liquidation. To affect the hedge, we sold crude oil futures contracts in July 2005 and liquidated the positions in August 2005 matching when the crude oil inventory was slated for production. We recognized a loss of $535,000 on this transaction and recorded it as an increase in cost of products sold. The other type of transaction we have entered into from time to time beginning in July 2005 relates to forecasted sales of diesel fuel from our refineries, where our principal objective is to take advantage of the high margins (or crack spreads, being the difference between the price of diesel fuel and the cost of crude oil) on a portion of our diesel fuel sales. To effect these hedges, we sold heating oil futures (which most closely match diesel fuel pricing) and bought crude oil futures. We have also entered into commodity swap transactions (the terms of which mirror the futures contracts entered into) to effect the same strategy on a portion of these hedges. Our objective is either to liquidate the positions as the crack spreads return to more normalized levels or to hold these positions until the forecasted diesel fuel sales are made, effectively locking in the diesel fuel crack spreads (or margins) at the high levels. Our strategy is to enter into these transactions only when the margins are at historically very high levels and to have no more than 25% of our diesel fuel production hedged at any given time. During 2005, we entered into hedges totaling 1,505,000 barrels covering forecasted diesel fuel sales from November 2005 to February 2006. The positions were fully liquidated during August to November 2005 resulting in a realized gain of $3.2 million, which was recorded as a decrease in cost of products sold. Since November 2005, no such transactions have transpired.
NOTE 17: Lease Commitments
We lease certain facilities and equipment under operating leases, most of which contain renewal options. At December 31, 2007, the minimum future rental commitments under operating leases having noncancellable lease terms in excess of one year are as follows (in thousands):

2008	$2,774
2009	2,467
2010	2,196
2011	1,359
2012	134
Thereafter	173

Total	$9,103

Rental expense charged to operations was $3.2 million, $2.3 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE 18: Contingencies and Contractual Obligations
Contingencies
On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Court of Appeals in its May 29, 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. We currently estimate that, as a result of this decision and prior rulings by the Court of Appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the period January 1992 through May 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1992 through July 2000. Because proceedings in the FERC following the Court of Appeals decision have not been completed and final action by the FERC could be subject to further court proceedings, it is not possible at this time to determine what will be the net amount payable to us at the conclusion of these proceedings. We and other shippers have been engaged in settlement discussions with SFPP on remaining issues in the FERC proceedings. These discussions resulted in a partial settlement, which became final in February 2008, providing for a payment to us of approximately $1.3 million with respect to our shipments from El Paso to Tucson and Phoenix for the period from June 1, 2006 through November 30, 2007. The partial settlement leaves for resolution in pending proceedings all remaining issues for other periods.

In discussions beginning in the last half of 2005, the EPA and the State of Utah have asserted that we have Federal CAA liabilities relating to our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have agreed with the EPA and the State of Utah to settle the issues presented by means of an agreement for a Consent Decree. The proposed agreement, which has not yet been signed by the parties and lodged with the federal district court in Utah, includes obligations for us to make specified additional capital investments currently estimated to total approximately $17 million over several years and to make changes in operating procedures at the refinery. The proposed agreement also requires expenditures by us totaling $250,000 for penalties and a supplemental environmental project of benefit of the community in which the Woods Cross Refinery is located. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the anticipated settlement.
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
In December 2006, the Montana Department of Environmental Quality (“MDEQ”) filed in state district court in Great Falls, Montana a Complaint and Application for Preliminary Injunction (the “Complaint”) naming as defendants Montana Refining Company (“MRC”), our subsidiary that owned the Great Falls, Montana refinery until it was sold to an unrelated purchaser in March 2006, and the unrelated company that purchased the refinery from MRC. The MDEQ asserts in the Complaint that the Great Falls refinery exceeded limitations on sulfur dioxide in the refinery’s air emission permit on certain dates in 2004 and 2005 and in 2006 both before and after the sale of the refinery, erroneously certified compliance with limitations on sulfur dioxide emissions, failed to promptly report emissions limit deviations, exceeded limits on sulfur in fuel gas on specified dates in 2005, failed in 2005 to conduct timely testing for certain emissions, submitted late a report required to be submitted in early 2006, failed to achieve a specified limitation on certain emissions in the first three quarters of 2006, and failed to timely submit a report on a 2005 emissions test. The Complaint sought penalties under applicable law of up to $10,000 per violation and an order enjoining MRC and the current owner of the refinery from further violations. While we do not agree with a number of the violations asserted in the Complaint, we and the current owner of the Great Falls refinery have negotiated with the MDEQ both before and after the filing of the Complaint to attempt to settle the issues raised on a compromise basis. At the date of this report, we have negotiated a tentative settlement agreement, which has not yet been put into a signed agreement, under which we would make payments totaling approximately $100,000.
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not have a materially adverse impact on our financial condition, results of operations or cash flows.
Contractual Obligations
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
We also have two crude oil transportation agreements that obligate us to ship a total of approximately 21,000 barrels per day for initial terms of 10 years. Our obligations under these agreements are subject to certain conditions including completion of construction and expansion projects by the transportation companies, and the tariffs that will apply to these commitments have not been finalized. We expect approximately one-half of the total shipment commitment to begin no earlier than the fourth quarter of 2009 and the other one-half to begin no earlier than the fourth quarter of 2010.
Other contractual obligations relate to the transportation of natural gas and feedstocks to our refineries under contracts expiring in 2015 and 2016 and various service contracts with expiration dates through 2011.
NOTE 19: Segment Information
Our operations are currently organized into one reportable segment, Refining. The Refining segment includes the Navajo Refinery, Woods Cross Refinery and Holly Asphalt. Our operations that are not included in the

Refining segment include the operations of Holly Corporation, the parent company, and a small-scale oil and gas exploration and production program.
The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Idaho, Washington and northern Mexico. The Refining segment also includes certain crude oil pipelines that we own and operate in conjunction with our refining operations as part of the supply networks of the refineries. The Refining segment also includes Holly Asphalt Company which manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Maxico.
Prior to our deconsolidation of HEP effective July 1, 2005, our operations were organized into two segments, which were Refining and HEP. Our operations that were not included in either the Refining or HEP segments included the operations of Holly Corporation, the parent company, consisting primarily of general and administrative expenses as well as a small-scale oil and gas exploration and production program. The consolidations and eliminations column included the elimination of the revenue and costs associated with HEP’s pipeline transportation services for us.
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

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP	and Other	Eliminations	Total
			(In thousands)
Year Ended December 31, 2007
Sales and other revenues	$4,790,164	$—	$1,578	$—	$4,791,742
Depreciation and amortization	$40,325	$—	$3,131	$—	$43,456
Income (loss) from operations	$537,118	$—	$(70,786)	$—	$466,332
Total assets	$1,271,163	$—	$392,782	$—	$1,663,945

Year Ended December 31, 2006
Sales and other revenues	$4,021,974	$—	$1,752	$(509)	$4,023,217
Depreciation and amortization	$38,156	$—	$1,565	$—	$39,721
Income (loss) from operations	$425,474	$—	$(63,583)	$—	$361,891
Total assets	$940,400	$—	$297,469	$—	$1,237,869

Year Ended December 31, 2005
Sales and other revenues	$3,028,335	$36,034	$1,772	$(19,828)	$3,046,313
Depreciation and amortization	$32,993	$6,212	$1,342	$—	$40,547
Income (loss) from operations	$296,508	$16,019	$(49,786)	$—	$262,741
Total assets	$836,724	$—	$306,176	$—	$1,142,900
NOTE 20: Significant Customers
All revenues were domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico by the Refining segment. The export sales were to an affiliate of PEMEX and accounted for approximately $200.0 million (5%) of our revenues in 2007, $144.4 million (4%) of our revenues in 2006 and $82.0 million (3%) of revenues in 2005. In 2007, 2006 and 2005, we had several significant customers, none of which accounted for more than 10% of our revenues.

NOTE 21: Quarterly Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
		(In thousands except share data)
Year Ended December 31, 2007
Sales and other revenues	$925,867	$1,216,997	$1,208,671	$1,440,207	$4,791,742
Operating costs and expenses	$829,293	$980,447	$1,141,039	$1,374,631	$4,325,410
Income from operations	$96,574	$236,550	$67,632	$65,576	$466,332
Income from continuing operations before income taxes	$102,228	$244,763	$77,267	$75,186	$499,444
Net income	$67,542	$158,627	$58,126	$49,833	$334,128
Net income per common share — basic	$1.22	$2.89	$1.06	$0.92	$6.09
Net income per common share — diluted	$1.20	$2.84	$1.04	$0.90	$5.98
Dividends per common share	$0.10	$0.12	$0.12	$0.12	$0.46
Average number of shares of common stock outstanding
Basic	55,189	54,959	54,819	54,451	54,852
Diluted	56,318	55,953	55,853	55,098	55,850

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter	Year
		(In thousands except share data)
Year Ended December 31, 2006
Sales and other revenues	$791,594	$1,120,840	$1,172,693	$938,090	$4,023,217
Operating costs and expenses	$749,619	$986,615	$1,055,603	$869,489	$3,661,326
Income from operations	$41,975	$134,225	$117,090	$68,601	$361,891
Income from continuing operations before income taxes	$46,647	$137,877	$123,165	$75,812	$383,501
Income (loss) from discontinued operations, net of taxes before income taxes	$15,644	$5,372	$(199)	$(1,149)	$19,668
Net income	$46,804	$93,101	$79,002	$47,659	$266,566
Net income per common share — basic	$0.80	$1.62	$1.40	$0.86	$4.68
Net income per common share — diluted	$0.78	$1.60	$1.37	$0.84	$4.58
Dividends per common share	$0.05	$0.08	$0.08	$0.08	$0.29
Average number of shares of common stock outstanding
Basic	58,458	57,186	56,555	55,741	56,976
Diluted	60,028	58,363	57,783	56,965	58,210

(1)	The average number of shares of common stock and per share amounts have been adjusted to reflect the two-for-one stock split effective June 1, 2006.

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
See Item 8 for “Management’s Report on its Assessment of the Company’s Internal Control Over Financial Reporting” and “Report of the Registered Public Accounting Firm.”
Item 9B. Other Information
There have been no events that occurred in the fourth quarter of 2007 that would need to be reported on Form 8-K that have not previously been reported.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405 and 406 of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2008 and is incorporated herein by reference.
New York Stock Exchange Certification
In 2007, Matthew P. Clifton, as our Chief Executive Officer, provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2008 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2008 and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 404 of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2008 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2008 and is incorporated herein by reference.

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
     (3) Exhibits
See Index to Exhibits on pages 91 to 94.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY CORPORATION
(Registrant)

/s/Matthew P. Clifton

Matthew P. Clifton
Chief Executive Officer
Date: February 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Matthew P. Clifton	Chief Executive Officer and	February 28, 2008

Matthew P. Clifton	Chairman of the Board

/s/ Bruce R. Shaw	Senior Vice President and Chief	February 28, 2008

Bruce R. Shaw	Financial Officer
(Principal Financial Officer) and
(Principal Accounting Officer)

/s/ W. John Glancy	Senior Vice President, General	February 28, 2008

W. John Glancy	Counsel and Director

/s/ Buford P. Berry	Director	February 28, 2008

Buford P. Berry

/s/ William J. Gray	Director	February 28, 2008

William J. Gray

/s/ Marcus R. Hickerson	Director	February 28, 2008

Marcus R. Hickerson

/s/ Robert G. McKenzie	Director	February 28, 2008

Robert G. McKenzie

/s/ Thomas K. Matthews, II	Director	February 28, 2008

Thomas K. Matthews, II

Signature	Capacity	Date

/s/ Jack P. Reid	Director	February 28, 2008

Jack P. Reid

/s/ Paul T. Stoffel	Director	February 28, 2008

Paul T. Stoffel

HOLLY CORPORATION
INDEX TO EXHIBITS
Exhibits are numbered to correspond to the exhibit table
in Item 601 of Regulation S-K

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(a), of Amendment No. 1 dated December 13, 1988 to Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 1988, File No. 1-3876).

3.2	By-Laws of Holly Corporation as amended and restated December 22, 2005 (incorporated by reference to Exhibit 3.2.2 of Registrant’s Current Report on Form 8-K filed December 22, 2005, File No. 1-3876).

4.1	Indenture, dated February 28, 2005, among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 4, 2005, File No. 1-32225).

4.2	Form of 6.25% Senior Note Due 2015 (included as Exhibit A to the Indenture included as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 4, 2005, File No. 1-32225).

4.3	Form of Notation of Guarantee (included as Exhibit E to the Indenture included as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 4, 2005, File No. 1-32225).

4.4	First Supplemental Indenture, dated March 10, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors identified therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 1-32225).

4.5	Second Supplemental Indenture, dated April 27, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors identified herein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 1-32225).

10.1*	Holly Corporation Stock Option Plan — As adopted at the Annual Meeting of Stockholders of Holly Corporation on December 13, 1990 (incorporated by reference to Exhibit 4(i) of Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 1991, File No. 1-3876).

10.2*	Holly Corporation Long-Term Incentive Compensation Plan as amended and restated (Formerly Designated the Holly Corporation 2000 Stock Option Plan) — As approved at the Annual Meeting of Stockholders of Holly Corporation on December 12, 2002 (incorporated by reference to Exhibit 10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended October 31, 2002, File No. 1-3876).

10.3*	Holly Corporation – Supplemental Payment Agreement for 2001 Service as Director (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-3876).

10.4*	Holly Corporation – Supplemental Payment Agreement for 2002 Service as Director (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-3876).

Exhibit
Number	Description

10.5*	Holly Corporation – Supplemental Payment Agreement for 2003 Service as Director (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003, File No. 1-3876).

10.6*	First Amendment to the Holly Corporation Long-Term Incentive Compensation Plan, as amended and restated (formerly designated the Holly Corporation 2000 Stock Option Plan) (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, File No. 1-3876).

10.7*	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 4, 2004, File No. 1-3876).

10.8*	Form of Executive Restricted Stock Agreement [two-year term vesting form] (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed November 4, 2004, File No. 1-3876).

10.9*	Form of Executive Restricted Stock Agreement [two-year term and performance vesting form] (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed November 4, 2004, File No. 1-3876).

10.10*	Form of Executive Restricted Stock Agreement [five-year term vesting form] (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed November 4, 2004, File No. 1-3876).

10.11*	Form of Executive Restricted Stock Agreement [five-year term and performance vesting form] (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed November 4, 2004, File No. 1-3876).

10.12*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed January 12, 2007, File No. 1-3876).

10.13	Asset Purchase and Sale Agreement between Phillips Petroleum Company as seller and Holly Corporation as buyer dated December 20, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003, File No. 1-3876).

10.14	Contribution Agreement, dated January 25, 2005, among Holly Energy Partners, L.P., Holly Energy Partners – Operating, L.P., T&R Assets, Inc., Alon USA Refining, Inc., Alon Pipeline Assets, LLC, Alon Pipeline Logistics, LLC, Alon USA, Inc. and Alon USA, LP (incorporated by reference to Exhibit 2.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed January 31, 2005, File No. 1-32225).

10.15	Purchase and Sale Agreement, dated July 6, 2005 by and among Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.P., Holly Energy Partners, L.P., Holly Energy Partners – Operating, L.P. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 2.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed July 12, 2005, File No. 1-32225).

10.16	Credit Agreement, dated July 1, 2004, among Holly Corporation, as borrower, Bank of America, N.A. as administrative agent and L/C Issuer, Guaranty Bank and PNC Bank, National Association as co-documentation agents, Union Bank of California, N.A. as syndication agent, The Other lenders Party hereto, and Banc of America Securities LLC, as lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-3876).

Exhibit
Number	Description

10.17	The First Amendment and Waiver dated January 25, 2005 and entered into by and between Holly Corporation, each of the lenders, and Bank of America, N.A., in its capacity as the administrative agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 99.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, File No. 1-3876).

10.18	The Second Amendment dated May 17, 2005 and entered into by and between Holly Corporation, each of the lenders, and Bank of America, N.A., in its capacity as the administrative agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 99.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, File No. 1-3876).

10.19	The Third Amendment dated December 23, 2005 and entered into by and between Holly Corporation, each of the lenders, and Bank of America, N.A., in its capacity as the administrative agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on form 10-K for its fiscal year ended December 31, 2005, File No. 1-3876).

10.20	Guarantee and Collateral Agreement, dated July 1, 2004, among Holly Corporation and certain of its Subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-3876).

10.21	Credit Agreement, dated July 7, 2004, among HEP Operating Company, L.P., as borrower, the financial institutions party to this agreement, as banks, Union Bank of California, N.A., as administrative agent and sole lead arranger, Bank of America, National Association, as syndication agent, and Guaranty Bank, as documentation agent (incorporated by reference to Exhibit 10.1 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.22	Amended and Restated Credit Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger, Bank of America, N.A., as syndication agent, Guaranty Bank, as documentation agent and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 31, 2007, File No. 1-32225).

Exhibit
Number	Description

10.23*	Form of Indemnification Agreement entered into with directors and officers of Holly Corporation (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 13, 2006, File No. 1-3876).

21.1+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Constitutes management contracts or compensatory plans or arrangements.