Form 10-Q
period 2008-03-31
HOLLY CORP
filed 2008-05-12
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
50,106,730 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2008.

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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. This summary discussion should be read in conjunction with the discussion of risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,551	$94,369
Marketable securities	205,974	158,233

Accounts receivable: Product and transportation	238,730	242,392
Crude oil resales	431,229	366,226
Related party receivable	—	6,151

	669,959	614,769

Inventories: Crude oil and refined products	118,850	118,308
Materials and supplies	16,265	22,322

	135,115	140,630

Income taxes receivable	13,451	16,356
Prepayments and other	8,707	10,264

Total current assets	1,213,757	1,034,621

Properties, plants and equipment, at cost	1,200,294	802,820
Less accumulated depreciation, depletion and amortization	(266,072)	(271,970)

	934,222	530,850

Marketable securities (long-term)	51,246	77,182

Other assets: Turnaround costs (long-term)	8,735	8,705
Intangibles and other	68,762	12,587

	77,497	21,292

Total assets	$2,276,722	$1,663,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$914,322	$782,976
Accrued liabilities	34,176	35,104
Short-term debt — Holly Energy Partners	10,000	—

Total current liabilities	958,498	818,080

Long-term debt — Holly Corporation	—	—
Long-term debt — Holly Energy Partners	341,416	—
Deferred income taxes	36,425	38,933
Other long-term liabilities	42,334	36,712
Distributions in excess of investment in Holly Energy Partners	—	168,093
Minority interest	398,016	8,333

Stockholders’ equity:
Preferred stock, $1.00 par value — 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value — 160,000,000 shares authorized; 73,527,953 and 73,269,219 shares issued as of March 31, 2008 and December 31, 2007, respectively	735	733
Additional capital	112,781	109,125
Retained earnings	1,055,989	1,054,974
Accumulated other comprehensive loss	(20,662)	(19,076)
Common stock held in treasury, at cost — 22,818,361 and 20,653,050 shares as of March 31, 2008 and December 31, 2007, respectively	(648,810)	(551,962)

Total stockholders’ equity	500,033	593,794

Total liabilities and stockholders’ equity	$2,276,722	$1,663,945

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Sales and other revenues	$1,479,984	$925,867

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	1,383,437	751,714
Operating expenses (exclusive of depreciation, depletion, and amortization)	60,708	50,129
General and administrative expenses (exclusive of depreciation, depletion, and amortization)	12,832	15,847
Depreciation, depletion and amortization	13,309	11,451
Exploration expenses, including dry holes	105	152

Total operating costs and expenses	1,470,391	829,293

Income from operations	9,593	96,574

Other income (expense):
Equity in earnings of Holly Energy Partners	2,990	3,346
Minority interest in earnings of Holly Energy Partners	(802)	—
Interest income	3,555	2,560
Interest expense	(1,992)	(252)

	3,751	5,654

Income from operations before income taxes	13,344	102,228

Income tax provision:
Current	6,318	34,758
Deferred	(1,623)	(72)

	4,695	34,686

Net income	$8,649	$67,542

Net income per share — basic	$0.17	$1.22

Net income per share — diluted	$0.17	$1.20

Cash dividends declared per common share	$0.15	$0.10

Average number of common shares outstanding:
Basic	51,165	55,189
Diluted	51,515	56,318
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,649	$67,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,309	11,451
Deferred income taxes	(1,623)	(72)
Minority interest in earnings of Holly Energy Partners	802	—
Equity based compensation expense	178	1,231
Distributions in excess of equity in earnings in Holly Energy Partners	3,067	2,089
(Increase) decrease in current assets:
Accounts receivable	(49,717)	35,682
Inventories	5,626	(15,758)
Income taxes receivable	2,905	9,055
Prepayments and other	1,855	1,330
Increase (decrease) in current liabilities:
Accounts payable	125,125	(25,478)
Accrued liabilities	(9,989)	(16,552)
Income taxes payable	—	16,109
Turnaround expenditures	(1,398)	(198)
Other, net	61	(130)

Net cash provided by operating activities	98,850	86,301
Cash flows from investing activities:
Additions to properties, plants and equipment	(72,761)	(26,750)
Purchases of marketable securities	(207,557)	(89,165)
Investment in Holly Energy Partners	(290)	—
Sales and maturities of marketable securities	185,772	62,140
Proceeds form sale of crude pipeline and tankage assets	171,000	—
Increase in cash due to consolidation of Holly Energy Partners	7,295	—

Net cash provided by (used for) investing activities	83,459	(53,775)
Cash flows from financing activities:
Borrowings under credit agreement — Holly Energy Partners	10,000	—
Deferred financing costs	(365)	—
Purchase of treasury stock	(102,850)	(35,837)
Cash dividends	(6,410)	(4,477)
Contribution from joint venture partner	19	—
Issuance of common stock upon exercise of options	254	263
Excess tax benefit from equity based compensation	3,225	4,587

Net cash used for financing activities	(96,127)	(35,464)
Cash and cash equivalents:
Increase (decrease) for the period	86,182	(2,938)
Beginning of period	94,369	154,117

End of period	$180,551	$151,179

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$5,080	$14
Income taxes	$298	$5,006
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$8,649	$67,542
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain on available for sale securities	826	378
Reclassification adjustment to net income on sale of marketable securities	(1,307)	(21)

Total unrealized gain (loss) on available for sale securities	(481)	357

Retirement medical obligation adjustment	—	(2,792)

Other comprehensive loss of Holly Energy Partners
Change in fair value of cash flow hedge	(4,349)	—
Less minority interest in other comprehensive loss	2,359	—

Other comprehensive loss of Holly Energy Partners, net of minority interest	(1,990)	—

Other comprehensive loss before income taxes	(2,471)	(2,435)
Income tax benefit	(885)	(949)

Other comprehensive loss	(1,586)	(1,486)

Total comprehensive income	$7,063	$66,056

See accompanying notes.

HOLLY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: Description of Business and Presentation of Financial Statements
References herein to Holly Corporation include Holly Corporation and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we”, “our”, “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person. For periods after the reconsolidation of HEP effective March 1, 2008, the words “we”, “our”, “ours”, and “us” normally include HEP and its subsidiaries as consolidated subsidiaries of Holly Corporation, except that such words generally do not include HEP and its subsidiaries when used in descriptions of agreements or transactions between HEP and its subsidiaries on the one hand and Holly Corporation and its other subsidiaries on the other hand.
     As of the close of business on March 31, 2008, we:
•	owned and operated two refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), and a refinery in Woods Cross, Utah (“Woods Cross Refinery”);

•	owned and operated Holly Asphalt Company (formerly, NK Asphalt Partners) which manufactures and markets asphalt products from various terminals in Arizona and New Mexico; and

•	owned a 46% interest in Holly Energy Partners, L.P. (“HEP”) which includes our 2% general partner interest, which has logistic assets including approximately 2,500 miles of petroleum product pipelines located in Texas, New Mexico, Oklahoma and Utah (including 340 miles of leased pipeline); ten refined product terminals; two refinery truck rack facilities, a refined products tank farm facility, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). On February 29, 2008, HEP acquired certain crude pipelines and tankage assets that also service our Navajo and Woods Cross Refineries.
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2008, the consolidated results of operations and comprehensive income for the three months ended March 31, 2008 and 2007 and consolidated cash flows for the three months ended March 31, 2008 and 2007 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
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
Our results of operations for the first three months of 2008 are not necessarily indicative of the results to be expected for the full year.
On February 29, 2008, we closed on the sale of certain crude pipelines and tankage assets (the “Crude Pipelines and Tankage Assets”) to HEP for $180.0 million. See Note 2 for a description of this transaction.
HEP is a variable interest entity (“VIE”) as defined under FIN No. 46. Under the provisions of FIN No. 46, HEP’s purchase of the Crude Pipelines and Tankage Assets qualifies as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following this transaction, we determined that our beneficial interest in HEP exceeds 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting.

New Accounting Pronouncements
Statement of Financial Accounting Standard (“SFAS’) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) No. 51”
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 changes the classification of non-controlling interests, also referred to as minority interests, in the consolidated financial statements. It also establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this standard effective January 1, 2009. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
Emerging Issues Task Force (“EITF”) No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
In June 2007, the FASB ratified EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No 115. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at a company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period as a component of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
SFAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. It also establishes a fair value hierarchy that categorizes inputs used in fair value measurements into three broad levels. Under this hierarchy, quoted prices in active markets for identical assets or liabilities are considered the most reliable evidence of fair value and are given the highest priority level (level 1). Unobservable inputs are considered the least reliable and are given the lowest priority level (level 3). We adopted this standard effective January 1, 2008.
HEP has interest rate swaps that are measured at fair value on a recurring basis using level 2 inputs. See Note 7 for additional information on these swaps.
NOTE 2: Holly Energy Partners
HEP is a publicly held master limited partnership that commenced operations July 13, 2004 upon the completion of its initial public offering. At March 31, 2008, we held 7,000,000 subordinated units and 290,000 common units of HEP, representing a 46% ownership interest in HEP, including our 2% general partner interest.
On February 29, 2008, we closed on the sale of the Crude Pipelines and Tankage Assets to HEP for $180.0 million. The assets consisted of crude oil trunk lines that deliver crude oil to our Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline and leased terminal between Artesia and

Roswell, New Mexico, and crude oil and product pipelines that support our Woods Cross Refinery. Consideration received consisted of $171.0 million in cash and 217,497 HEP common units having a value of $9.0 million.
In connection with this transaction, we entered into a 15-year crude pipelines and tankage agreement with HEP (the “HEP CPTA”). Under the HEP CPTA, we agreed to transport and store volumes of crude oil on HEP’s crude pipelines and tankage facilities that, at the agreed rates, will initially result in minimum annual payments to HEP of $25.3 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the producer price index (“PPI”), but will not decrease as a result of a decrease in the PPI. Additionally, we amended our omnibus agreement (the “Omnibus Agreement”) to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our sale to HEP for a period of up to fifteen years.
HEP also serves our refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement (the “HEP PTA”) expiring in 2019 and a 15-year intermediate pipeline agreement expiring in 2020 (the “HEP IPA”). Under the HEP PTA, we pay HEP fees to transport on their refined product pipelines or throughput in their terminals, volumes of refined products that will result in minimum annual payments to HEP. Under the HEP IPA, we agreed to transport minimum volumes of intermediate products on the intermediate pipelines that will also result in minimum annual payments to HEP. Minimum payments for both agreements are adjusted annually on July 1 based on increases in the PPI. Following the July 1, 2007 PPI rate adjustment, minimum payments under the HEP PTA and the HEP IPA are $39.6 million and $12.8 million, respectively, for the twelve months ended June 30, 2008.
HEP is a variable interest entity as defined under FIN No. 46. Under the provisions of FIN No. 46, this transaction qualifies as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following HEP’s acquisition of our crude pipelines and tankage assets, we determined that our beneficial interest in HEP exceeds 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting.
The following table sets forth the changes in our investment account in HEP for the period from January 1, 2008 through February 29, 2008, prior to our reconsolidation effective March 1, 2008:

(In thousands)
Investment in HEP balance at December 31, 2007	$(168,093)
Equity in the earnings of HEP	2,990
Regular quarterly distributions from HEP	(6,057)
Consideration received in excess of basis in Crude Pipeline and Tankage Assets	(153,355)
HEP common units received	9,000
Purchase of additional HEP common units	104
Contribution made to maintain 2% general partner interest	186

Investment in HEP balance at February 29, 2008	$(315,225)

As of March 1, 2008, the impact of the reconsolidation of HEP was an increase in cash of $7.3 million, an increase in other current assets of $5.9 million, an increase in property, plant and equipment of $368.2 million, an increase in intangibles and other assets of $56.4 million, an increase in current liabilities of $19.6 million, an increase in long-term debt of $341.4 million, an increase in other long-term liabilities of $0.3 million, an increase in minority interest of $391.7 million and a decrease in distribution in excess of investment in HEP of $315.2 million. These amounts are based on management’s preliminary fair value estimates.

The following tables provide summary financial results for HEP through February 29, 2008, prior to our reconsolidation effective March 1, 2008.

	February 29,	December 31,
	2008	2007
	(In thousands)
Current assets	$13,177	$23,178
Properties and equipment, net	272,370	158,600
Transportation agreements and other	129,022	57,126

Total assets	$414,569	$238,904

Current liabilities	$19,561	$17,732
Long-term liabilities	353,684	182,616
Minority interest	11,055	10,740
Partners’ equity	30,269	27,816

Total liabilities and partners’ equity	$414,569	$238,904

	Period From
	January 1, 2008	Three Months
	Through	Ended
	February 29, 2008	March 31, 2007
	(In thousands)
Revenues	$17,334	$23,872
Operating costs and expenses	(9,172)	(13,135)

Operating income	8,162	10,737
Other expenses, net	(2,344)	(3,303)

Net income	$5,818	$7,434

We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs and administrative costs under the HEP PTA, HEP IPA and an Omnibus Agreement. Related party transactions prior to our reconsolidation of HEP effective March 1, 2008 are as follows:
•	Pipeline and terminal expenses paid to HEP were $10.6 million for the period from January 1, 2008 through February 29, 2008 and $13.8 million for the three months ended March 31, 2007.

•	We charged HEP $0.4 million for the period from January 1, 2008 through February 29, 2008 and $0.5 million for the three months ended March 31, 2007 for general and administrative services under the Omnibus Agreement which we recorded as a reduction in expenses.

•	HEP reimbursed us for costs of employees supporting their operations of $2.1 million for the period from January 1, 2008 through February 29, 2008 and $2.3 million for the three months ended March 31, 2007, which we recorded as a reduction in expenses.

•	We reimbursed HEP zero for the period from January 1, 2008 through February 29, 2008 and $0.1 million for the three months ended March 31, 2007 for certain costs paid on our behalf.

•	We received as regular distributions on our subordinated units, common units and general partner interest, $6.1 million for the period from January 1, 2008 through February 29, 2008 and $5.4 million for the three months ended March 31, 2007. Our distributions for the period from January 1, 2008 through February 29, 2008 and for the three months ended March 31, 2007 included $0.7 million and $0.4 million, respectively, in incentive distributions with respect to our general partner interest.

•	We had a related party receivable from HEP of $6.0 million at February 29, 2008 and December 31, 2007, respectively.

•	We had accounts payable to HEP of zero and $5.7 million at February 29, 2008 and December 31, 2007, respectively.

NOTE 3: Earnings Per Share
Basic earnings per share is calculated as income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from stock options, variable restricted shares and performance share units. The following is a reconciliation of the denominators of the basic and diluted per share computations:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)
Net Income	$8,649	$67,542
Average number of shares of common stock outstanding	51,165	55,189
Effect of dilutive stock options, variable restricted shares and performance share units	350	1,129

Average number of shares of common stock outstanding assuming dilution	51,515	56,318

Net income per share — basic	$0.17	$1.22

Net income per share — diluted	$0.17	$1.20

NOTE 4: Stock-Based Compensation
Holly Corporation
On March 31, 2008 Holly had three principal share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $1.9 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.7 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. It is currently our practice to issue new shares for settlement of option exercises, restricted stock grants or performance share units settled in stock. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods, which results in a higher expense in the earlier periods of the grants. At March 31, 2008, 2,422,269 shares of common stock were reserved for future grants under the current long-term incentive compensation plan, which reservation allows for awards of options, restricted stock, or other performance awards.
Stock Options
Under our Long-Term Incentive Compensation Plan and a previous stock option plan, we have granted stock options to certain officers and other key employees. All the options have been granted at prices equal to the market value of the shares at the time of the grant and normally expire on the tenth anniversary of the grant date. These awards generally vest 20% at the end of each of the five years after the grant date. There have been no options granted since December 2001. The fair value of each option awarded was estimated using the Black-Scholes option pricing model.
A summary of option activity and changes during the three months ended March 31, 2008 is presented below:

			Weighted-
		Weighted–	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at January 1, 2008	491,200	$2.56
Exercised	(76,000)	3.34
Outstanding at March 31, 2008	415,200	$2.42	2.7	$16,896

Exercisable at March 31, 2008	415,200	$2.42	2.7	$16,896

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, was $3.1 million and $3.6 million, respectively.
Cash received from option exercises under the stock option plans was $0.3 million for each of the three months ended March 31, 2008 and 2007. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $1.2 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.
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
A summary of restricted stock grant activity and changes during the three months ended March 31, 2008 is presented below:

		Weighted–
		Average
		Grant-Date	Aggregate Intrinsic
Restricted Stock	Grants	Fair Value	Value ($000)
Outstanding at January 1, 2008 (non-vested)	298,565	$27.22
Vesting and transfer of ownership to recipients	(113,196)	23.53
Granted	68,710	47.19
Forfeited	(279)	47.75

Outstanding at March 31, 2008 (non-vested)	253,800	$34.25	$11,017

The total intrinsic value of restricted stock vested and transferred to recipients during the three months ended March 31, 2008 and 2007 was $4.9 million and $6.4 million, respectively. As of March 31, 2008, there was $4.8 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $2.7 million and $1.5 million, respectively.
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
During the 2008 first quarter, we granted 60,510 performance share units with a fair value based on our grant date closing stock price of $47.47. These units are payable in stock and are subject to certain financial performance criteria.
The fair value of each performance share unit award subject to the financial performance criteria and payable in stock is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of March 31, 2008, estimated share payouts for outstanding non-vested performance share unit awards ranged from 150% to 200%.
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
All outstanding performance share unit awards that were payable in cash vested in January 2008.
A summary of performance share unit activity and changes during the three months ended March 31, 2008 is presented below:

			Financial
	Market Performance		Performance
	Payable in	Stock	Stock	Total
	Cash	Settled	Settled	Performance
Performance Share Units	Grants	Grants	Grants	Share Units
Outstanding at January 1, 2008 (non-vested)	81,450	42,474	116,156	240,080
Vesting and payment of benefit to recipients	(81,450)	(42,474)	—	(123,924)
Granted	—	—	60,510	60,510

Outstanding at March 31, 2008 (non-vested)	—	—	176,666	176,666

For the three months ended March 31, 2008 we paid $6.0 million and issued 84,948 shares of our common stock (representing a 200% share payout) having a fair value of $1.3 million related to vested performance share units. Based on the weighted average fair value at March 31, 2008 of $42.64, there was $0.8 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
HEP
On March 31, 2008, HEP had two types of equity-based compensation. The compensation cost charged against HEP’s income for these plans was $0.1 million for the period from March 1, 2008 through March 31, 2008.
Restricted Units
A summary of restricted unit activity and changes during the three months ended March 31, 2008, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2008 (not vested)	44,711	$44.77
Granted	15,902	40.54
Forfeited	(303)	44.62
Vesting and transfer of full ownership to recipients	(11,486)	43.53

Outstanding at March 31, 2008 (not vested)	48,824	$43.69	1.5	$1,874

There were 11,486 restricted units having an intrinsic value of $0.4 million and a fair value of $0.5 million that were vested and transferred to recipients during the three months ended March 31, 2008. As of March 31, 2008, there was $1.1 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Performance Units
A summary of performance units activity and changes during the three months ended March 31, 2008 is presented below:

Payable
Performance Units	In Units
Outstanding at January 1, 2008 (not vested)	24,148
Granted	14,337
Forfeited	—
Vesting and transfer of full ownership to recipients	(1,514)

Outstanding at March 31, 2008 (not vested)	36,971

There were 1,514 performance units having an intrinsic value of $0.1 million and a fair value of $0.1 million that were vested and transferred to recipients during the three months ended March 31, 2008. Based on the weighted average fair value at March 31, 2008 of $42.10 there was $1.3 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
NOTE 5: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consists of cash, cash equivalents, and investments in debt securities primarily issued by government entities. In addition, we own 1,000,000 shares of Connacher Oil and Gas Limited common stock.
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

The following is a summary of our available-for-sale securities at March 31, 2008:

	Available-for-Sale Securities
			Estimated
		Gross	Fair Value
		Unrealized	(Net Carrying
	Amortized Cost	Gain (Loss)	Amount)
	(In thousands)
States and political subdivisions	$252,994	$1,236	$254,230
Equity securities	4,328	(1,338)	2,990

Total marketable securities	$257,322	$(102)	$257,220

Interest income on our marketable debt securities for the three months ended March 31, 2008 and 2007 included $1.9 million and $1.4 million, respectively, of interest earned, $1.3 million in realized gains and $21,000 in realized losses, respectively, and amortization of $0.9 million and $0.3 million, respectively, in net premiums paid related to our marketable debt securities. For the three months ended March 31, 2008 and 2007 we received a total of $185.8 million and $62.1 million, respectively, related to sales and maturities of our marketable debt securities. Realized gains and losses represent the difference between the purchase price, as amortized, and the market value on the maturity or sales date.
NOTE 6: Environmental Costs
Consistent with our accounting policy for environmental remediation costs, we expensed zero and $0.1 million for the three months ended March 31, 2008 and 2007, respectively, for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheets was $8.1 million and $8.6 million at March 31, 2008 and December 31, 2007, respectively, of which $4.6 million and $5.3 million, respectively, was classified as other long-term liabilities. Costs of future expenditures for environmental remediation are not discounted to their present value.
NOTE 7: Debt
Credit Facilities
In March 2008, we entered into an amended and restated $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) that amends and restates our previous credit agreement in its entirety with Bank of America as administrative agent and lender. The Credit Agreement has a term of five years and an option to increase the facility to $300.0 million subject to certain conditions. This credit facility expires in 2013 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at March 31, 2008. At March 31, 2008, we had outstanding letters of credit totaling $2.5 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $172.5 million at March 31, 2008.
HEP has a $300.0 million senior secured revolving credit agreement (the “HEP Credit Agreement”) with Union Bank of California, N.A. as one of the lenders and as administrative agent and an option to increase the facility to $370.0 million subject to certain conditions. The HEP Credit Facility expires in August 2011 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general partnership purposes.
HEP Senior Notes Due 2015
The HEP senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (“HEP Senior Notes”). The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP's controlling partner to the extent it makes any payment in satisfaction of $35.0 million of the principal amount of the HEP Senior Notes.
At March 31, 2008, the carrying amount of HEP’s long-term debt was as follows:

(In thousands)
HEP Credit Agreement	$181,000

HEP Senior Notes
Principal	185,000
Unamortized discount	(17,543)
Fair value hedge – interest rate swap	2,959

170,416

Total debt
Less short-term borrowings under HEP Credit Agreement	10,000

Total long-term debt	$341,416

Interest Rate Risk Management
As of March 31, 2008, HEP had two interest rate swap contracts.
HEP entered into an interest rate swap to hedge their exposure to the cash flow risk caused by the effects of LIBOR changes on their $171.0 million credit agreement advance that was used to finance their purchase of the Crude Pipelines and Tankage Assets. This interest rate swap effectively converts their $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.50%, that results in a March 31, 2008 effective interest rate of 5.24%.
Under the provisions of SFAS No. 133, HEP designated this interest rate swap as a cash flow hedge. Based on their assessment of effectiveness using the change in variable cash flows method, they determined that the interest rate swap is effective in offsetting the variability in interest payments on their $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest payments on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of March 31, 2008, HEP had no ineffectiveness on our cash flow hedge.
HEP also has an interest rate swap contract that effectively converts interest expense associated with $60.0 million of their 6.25% senior notes from a fixed to a variable rate. Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 4.23% at March 31, 2008. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge and meets the requirements to assume no ineffectiveness under the provisions of SFAS No. 133. Accordingly, HEP uses the “shortcut” method of accounting as prescribed under SFAS No. 133. Under this method, HEP adjusts the carrying value of the swap to its fair value on a quarterly basis, with an offsetting entry to their senior notes, effectively adjusting the carrying value of $60.0 million of principal on the HEP Senior Notes to its fair value.

Additional information on HEP’s interest rate swaps are as follows:

		Fair Value	Location of Offsetting
Interest Rate Swaps	Balance Sheet Location	(In thousands)	Balance
Cash flow hedge - $171 million LIBOR based debt	Other long-term liabilities	$4,349	Accumulated other comprehensive loss

Fair value hedge – $60 million of 6.25% Senior Notes	Other assets	$2,959	Long-term debt
NOTE 8: Income Taxes
Our effective tax rates for the first quarter of 2008 and 2007 were 35.2% and 33.9%, respectively. We realized a lower effective tax rate during the first quarter of 2007 due principally to the utilization of low sulfur diesel fuel production tax credits.
NOTE 9: Stockholders’ Equity
Common Stock Repurchases: Under our common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2008, we repurchased 2,125,627 shares at a cost of $94.9 million (of which $6.0 million of the cash settlement was after March 31, 2008) or an average of $44.64 per share. Since inception of our common stock repurchase initiative beginning in May 2005 through March 31, 2008, we have repurchased 15,656,533 shares at a cost of approximately $613.0 million or an average of $39.15 per share.
During the three months ended March 31, 2008, we repurchased at current market price from certain officers and key employees 39,684 shares of our common stock at a cost of approximately $2.0 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.
NOTE 10: Other Comprehensive Income
The components and allocated tax effects of other comprehensive loss are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the three months ended March 31, 2008
Unrealized loss on available-for-sale securities	$(481)	$(187)	$(294)
Unrealized loss on HEP cash flow hedge, net of minority interest	(1,990)	(698)	(1,292)

Other comprehensive loss	$(2,471)	$(885)	$(1,586)

For the three months ended March 31, 2007
Retirement medical obligation adjustment	$(2,792)	$(1,086)	$(1,706)
Unrealized gain on available-for-sale securities	357	137	220

Other comprehensive loss	$(2,435)	$(949)	$(1,486)

The temporary unrealized gain (loss) on securities available for sale is due to changes in market prices of securities.

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	March 31,	December 31,
	2008	2007
	(In thousands)
Pension obligation adjustment	$(16,228)	$(16,228)
Retiree medical obligation adjustment	(3,078)	(3,078)
Unrealized gain (loss) on available-for-sale securities	(64)	230
Unrealized loss on HEP cash flow hedge, net of minority interest	(1,292)	—

Accumulated other comprehensive loss	$(20,662)	$(19,076)

NOTE 11: Retirement Plan
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
The net periodic pension expense consisted of the following components:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Service cost	$1,090	$1,589
Interest cost	1,193	1,404
Expected return on assets	(1,144)	(1,566)
Amortization of prior service cost	98	63
Amortization of net loss	351	284

Net periodic benefit cost	$1,588	$1,774

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2008 and 2007 net periodic benefit cost. We expect to contribute between zero and $10.0 million to the retirement plan during 2008. No contributions were made during the three months ended March 31, 2008.
NOTE 12: Contingencies
On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Court of Appeals in its May 29, 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. We currently estimate that, as a result of this decision and prior rulings by the Court of Appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the period January 1992 through May 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1992 through July 2000. Because proceedings in the FERC following the Court of Appeals decision have not been completed and final action by the FERC could be subject to further court proceedings, it is not possible at this time to determine what will be the net amount payable to us at the conclusion of these proceedings. We and other shippers have been engaged in settlement discussions with SFPP on remaining issues in the FERC proceedings. These discussions resulted in a partial settlement, which became final in February 2008, providing for a payment to us of approximately $1.3 million with respect to our shipments from El Paso to Tucson and Phoenix for the period from June 1, 2006 through November 30, 2007. This amount was recorded in revenue for the quarter ended March 31, 2008 and was received in early April 2008. The partial settlement leaves for resolution in pending proceedings all remaining issues for other periods.
In discussions beginning in the last half of 2005, the EPA and the State of Utah have asserted that we have Federal CAA liabilities relating to our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have entered into an agreement, in the form of a Consent Decree, to settle this matter with the EPA and the State of Utah. The agreement, which has been signed by the parties and lodged with the federal district court in Utah, but which has not yet been entered by the court, includes obligations for us to make specified additional capital investments currently estimated to total approximately $17.0 million over several years and to make changes in operating procedures at the refinery. The agreement also requires expenditures by us totaling $250,000 for penalties and a supplemental environmental project of benefit of the community in which the Woods Cross Refinery is located. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the Consent Decree settlement.
In December 2006, the Montana Department of Environmental Quality (“MDEQ”) filed in state district court in Great Falls, Montana a Complaint and Application for Preliminary Injunction (the “Complaint”) naming as defendants Montana Refining Company (“MRC”), our subsidiary that owned the Great Falls, Montana refinery until it was sold to an unrelated purchaser in March 2006, and the unrelated company that purchased the refinery from MRC. The MDEQ asserts in the Complaint that the Great Falls refinery exceeded limitations on sulfur dioxide in the refinery’s air emission permit on certain dates in 2004 and 2005 and in 2006 both before and after the sale of the refinery, erroneously certified compliance with limitations on sulfur dioxide emissions, failed to promptly report emissions limit deviations, exceeded limits on sulfur in fuel gas on specified dates in 2005, failed in 2005 to conduct timely testing for certain emissions, submitted late a report required to be submitted in early 2006, failed to achieve a specified limitation on certain emissions in the first three quarters of 2006, and failed to timely submit a report on a 2005 emissions test. The Complaint sought penalties under applicable law of up to $10,000 per violation and an order enjoining MRC and the current owner of the refinery from further violations. We and the current owner of the Great Falls refinery have negotiated with MDEQ a settlement and an administrative order on consent (AOC) is being circulated for signatures. The agreement requires certain actions to be taken by the refinery and payment of a $105,000 penalty. MDEQ has agreed to dismiss the lawsuit within 10 days of execution of the AOC. We expect to pay to the current owner our appropriate share, which has not yet been finally agreed, of penalty and related amounts with respect to this matter.
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.
NOTE 13: Segment Information
Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segments are included in Corporate and Other and includes the operations of Holly Corporation, our parent company, and a small-scale oil and gas exploration and production program.

The Refining segment includes the operations of our Navajo Refinery, Woods Cross Refinery and Holly Asphalt Company. The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Idaho, Washington and northern Mexico. The Refining segment also includes Holly Asphalt Company which manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.
HEP is a variable interest entity (“VIE”) as defined under FIN No. 46. Under the provisions of FIN No. 46, HEP’s purchase of the Crude Pipelines and Tankage Assets qualifies as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following this transaction, we determined that our beneficial interest in HEP exceeds 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting.
The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation). HEP owns and operates a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico and Utah. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through their pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at their storage tanks and terminals. The HEP segment also included a 70% interest in Rio Grande which provides petroleum products transportation services. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest in Rio Grande. Our preliminary revaluation of HEP’s assets and liabilities at March 31, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.
The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008.

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP	and Other	Eliminations	Total
	(In thousands)
Three Months Ended March 31, 2008
Sales and other revenues	$1,477,376	$9,942	$401	$(7,735)	$1,479,984
Operating expenses	$57,216	$3,676	$—	$(184)	$60,708
General and administrative expenses	$7	$522	$12,303	$—	$12,832
Depreciation and amortization	$10,281	$2,010	$1,018	$—	$13,309
Income (loss) from operations	$18,884	$3,734	$(13,025)	$—	$9,593
Cash, cash equivalents and investments in marketable securities	$—	$8,237	$429,534	$—	$437,771
Total assets	$1,375,843	$447,472	$467,845	$(14,438)	$2,276,722
Total debt	$—	$351,416	$—	$—	$351,416

Three Months Ended March 31, 2007
Sales and other revenues	$925,582	$—	$391	$(106)	$925,867
Operating expenses	$50,118	$—	$11	$—	$50,129
General and administrative expenses	$3	$—	$15,844	$—	$15,847
Depreciation and amortization	$11,026	$—	$425	$—	$11,451
Income (loss) from operations	$112,615	$—	$(16,041)	$—	$96,574
Cash, cash equivalents and investments in marketable securities	$—	$—	$280,397	$—	$280,397
Total assets	$922,003	$—	$325,039	$—	$1,247,042
Total debt	$—	$—	$—	$—	$—

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
OVERVIEW
We are principally an independent petroleum refiner operating two refineries in Artesia and Lovington, New Mexico (operated as one refinery and collectively known as the “Navajo Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”). Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At March 31, 2008, we also owned a 46% interest in Holly Energy Partners, L.P. (“HEP”), which owns and operates pipeline and terminalling assets and owns a 70% interest in Rio Grande Pipeline Company (“Rio Grande”).
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the southwestern and western United States. Our sales and other revenues for the three months ended March 31, 2008 were $1,480.0 million and our net income for the three months ended March 31, 2008 was $8.6 million. Our sales and other revenues and net income for the three months ended March 31, 2007 were $925.9 million and $67.5 million, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the three months ended March 31, 2008 were $1,470.4 million, an increase from $829.3 million for the three months ended March 31, 2007.
On February 29, 2008, we closed on the sale of certain crude pipelines and tankage assets (the “Crude Pipelines and Tankage Assets”) to HEP for $180.0 million. The assets consisted of crude oil trunk lines that deliver crude oil to our Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline and leased terminal between Artesia and Roswell, New Mexico, and crude oil and product pipelines that support our Woods Cross Refinery. Consideration received consisted of $171.0 million in cash and 217,497 HEP common units having a value of $9.0 million.
In connection with this transaction, we entered into a 15-year crude pipelines and tankage agreement with HEP (the “HEP CPTA”). Under the HEP CPTA, we agreed to transport and store volumes of crude oil on HEP’s crude pipelines and tankage facilities that, at the agreed rates, will initially result in minimum annual payments to HEP of $25.3 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the producer price index (“PPI”), but will not decrease as a result of a decrease in the PPI. Additionally, we amended our omnibus agreement (the “Omnibus Agreement”) to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our sale to HEP for a period of up to fifteen years.
HEP is a variable interest entity (“VIE”) as defined under FIN No. 46. Under the provisions of FIN No. 46, HEP’s purchase of the Crude Pipelines and Tankage Assets qualifies as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following this transaction, we determined that our beneficial interest in HEP exceeds 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting.
Under our common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2008, we repurchased 2,125,627 shares at a cost of $94.9 million (of which $6.0 million of the cash settlement was after March 31, 2008) or an average of $44.64 per share. Since inception of our common stock repurchase initiative beginning in May 2005 through March 31, 2008, we have repurchased 15,656,533 shares at a cost of approximately $613.0 million or an average of $39.15 per share.

RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	March 31,		Change from 2007
	2008	2007	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$1,479,984	$925,867	$554,117	59.8%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	1,383,437	751,714	631,723	84.0
Operating expenses (exclusive of depreciation, depletion and amortization)	60,708	50,129	10,579	21.1
General and administrative expenses (exclusive of depreciation, depletion and amortization)	12,832	15,847	(3,015)	(19.0)
Depreciation, depletion and amortization	13,309	11,451	1,858	16.2
Exploration expenses, including dry holes	105	152	(47)	(30.9)

Total operating costs and expenses	1,470,391	829,293	641,098	77.3

Income from operations	9,593	96,574	(86,981)	(90.1)
Other income (expense):
Equity in earnings of HEP	2,990	3,346	(356)	(10.6)
Minority interest in earnings of HEP	(802)	—	(802)	(100.0)
Interest income	3,555	2,560	995	38.9
Interest expense	(1,992)	(252)	(1,740)	(690.5)

	3,751	5,654	(1,903)	(33.7)

Income from operations before income taxes	13,344	102,228	(88,884)	(86.9)
Income tax provision	4,695	34,686	(29,991)	(86.5)

Net income	$8,649	$67,542	$(58,893)	(87.2)

Net income per share — basic	$0.17	$1.22	$(1.05)	(86.1)%

Net income per share — diluted	$0.17	$1.20	$(1.03)	(85.8)%

Cash dividends declared per common share	$0.15	$0.10	$0.05	50.0%

Average number of common shares outstanding:
Basic	51,165	55,189	(4,024)	(7.3)%
Diluted	51,515	56,318	(4,803)	(8.5)%
Balance Sheet Data (Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$437,771	$329,784
Working capital	$255,259	$216,541
Total assets	$2,276,722	$1,663,945
Long-term debt — HEP	$341,416	$—
Stockholders’ equity	$500,033	$593,794

Other Financial Data (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$98,850	$86,301
Net cash used for investing activities	$83,459	$(53,775)
Net cash used for financing activities	$(96,127)	$(35,464)
Capital expenditures	$72,761	$26,750
EBITDA (1)	$25,090	$111,371

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segment are included in Corporate and Other and includes the operations of Holly Corporation, our parent company, and a small-scale oil and gas exploration and production program.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Sales and other revenues
Refining(1)	$1,477,376	$925,582
HEP(2)	9,942	—
Corporate and Other	401	391
Consolidations and Eliminations	(7,735)	(106)

Consolidated	$1,479,984	$925,867

Operating Income (loss)
Refining(1)	$18,884	$112,615
HEP(2)	3,788	—
Corporate and Other	(13,025)	(16,041)
Consolidations and Eliminations	(54)	—

Consolidated	$9,593	$96,574

(1)	The Refining segment includes the operations of our Navajo Refinery, Woods Cross Refinery and Holly Asphalt Company. The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Idaho, Washington and northern Mexico. The Refining segment also includes Holly Asphalt Company which manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.

(2)	The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation). HEP owns and operates a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico and Utah. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through their pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at their storage tanks and terminals. The HEP segment also included a 70% interest in Rio Grande which provides petroleum products transportation services. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest in Rio Grande.
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

	Three Months Ended
	March 31,
	2008	2007
Navajo Refinery
Crude charge (BPD) (1)	83,200	76,820
Refinery production (BPD) (2)	94,640	86,100
Sales of produced refined products (BPD)	94,050	85,390
Sales of refined products (BPD) (3)	105,410	96,360

Refinery utilization (4)	97.9%	92.6%

Average per produced barrel (5)
Net sales	$103.26	$75.58
Cost of products(6)	96.83	59.04

Refinery gross margin	6.43	16.54
Refinery operating expenses (7)	4.39	4.18

Net operating margin	$2.04	$12.36

Feedstocks:
Sour crude oil	80%	75%
Sweet crude oil	8%	10%
Other feedstocks and blends	12%	15%

Total	100%	100%

Sales of produced refined products:
Gasolines	58%	61%
Diesel fuels	32%	27%
Jet fuels	1%	3%
Fuel oil	3%	3%
Asphalt	3%	3%
LPG and other	3%	3%

Total	100%	100%

	Three Months Ended
	March 31,
	2008	2007
Woods Cross Refinery
Crude charge (BPD) (1)	24,960	24,650
Refinery production (BPD) (2)	25,440	26,570
Sales of produced refined products (BPD)	25,300	28,120
Sales of refined products (BPD) (3)	27,530	28,550

Refinery utilization (4)	96.0%	94.8%

Average per produced barrel (5)
Net sales	$102.96	$71.61
Cost of products(6)	90.42	56.87

Refinery gross margin	12.54	14.74
Refinery operating expenses (7)	6.26	4.76

Net operating margin	$6.28	$9.98

Feedstocks:
Sour crude oil	3%	—%
Sweet crude oil	92%	91%
Other feedstocks and blends	5%	9%

Total	100%	100%

Sales of produced refined products:
Gasolines	68%	63%
Diesel fuels	23%	25%
Jet fuels	—%	2%
Fuel oil	5%	6%
LPG and other	4%	4%

Total	100%	100%

Consolidated
Crude charge (BPD) (1)	108,160	101,470
Refinery production (BPD) (2)	120,080	112,670
Sales of produced refined products (BPD)	119,350	113,510
Sales of refined products (BPD) (3)	132,940	124,910

Refinery utilization (4)	97.4%	93.1%

Average per produced barrel (5)
Net sales	$103.20	$74.59
Cost of products(6)	95.48	58.50

Refinery gross margin	7.72	16.09
Refinery operating expenses (7)	4.78	4.32

Net operating margin	$2.94	$11.77

Feedstocks:
Sour crude oil	64%	58%
Sweet crude oil	26%	28%
Other feedstocks and blends	10%	14%

Total	100%	100%

	Three Months Ended
	March 31,
	2008	2007
Sales of produced refined products:
Gasolines	60%	61%
Diesel fuels	30%	27%
Jet fuels	1%	3%
Fuel oil	3%	4%
Asphalt	3%	2%
LPG and other	3%	3%

Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased from 109,000 BPSD to 111,000 BPSD in mid-year 2007.

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Transportation costs billed from HEP are included in cost of products.

(7)	Represents operating expenses of our refineries, exclusive of depreciation, depletion and amortization.
Results of Operations — Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Summary
Net income was $8.6 million ($0.17 per basic and diluted share) for the three months ended March 31, 2008, compared to net income of $67.5 million ($1.22 per basic and $1.20 per diluted share) for the three months ended March 31, 2007. Net income decreased $58.9 million for the first quarter of 2008, a decrease of 87% as compared to the first quarter of 2007, due principally to a decline in refined product margins during the current year’s first quarter and an increase in operating expenses. These factors were partially offset by the effects of an increase in volumes of produced refined products sold. Overall refinery gross margins were $7.72 per produced barrel for the three months ended March 31, 2008 as compared to refinery gross margins of $16.09 per produced barrel for the three months ended March 31, 2007. The total volume of refined products sold increased 6% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.
Overall refinery production levels increased 7% for the three months ended March 31, 2008 as compared to the same period in 2007 due primarily to the combined effects of our 2,000 BPSD Navajo Refinery capacity expansion in mid-year 2007 and unplanned downtime of certain units at our Navajo Refinery in the first quarter of 2007.
Sales and Other Revenues
Sales and other revenues increased 60% from $925.9 million for the three months ended March 31, 2007 to $1,480.0 million for the three months ended March 31, 2008, due principally to higher refined product sales prices and an increase in volumes of refined products sold. The average sales price we received per produced barrel sold increased 38% from $74.59 for the three months ended March 31, 2007 to $103.20 for the three months ended March 31, 2008. Also contributing to the increase in revenues was an increase in sales of excess crude oil. Additionally, sales and other revenues for the three months ended March 31, 2008, includes $2.2 million in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties due to our reconsolidation of HEP effective March 1, 2008.
Cost of Products Sold
Cost of products sold increased 84% from $751.7 million for the three months ended March 31, 2007 to $1,383.4 million the three months ended March 31, 2008, due principally to significantly higher crude oil costs combined with an increase in volumes of refined products sold. The average price we paid per barrel of crude oil and feedstocks purchased and the transportation costs of moving the finished products to the market place increased 63% from $58.50 for the three months ended March 31, 2007 to $95.48 for the three months ended March 31, 2008. The total volume of refined products sold increased 6% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Also contributing to the increase in cost of products sold was an increase in sales of excess crude oil.
Gross Refinery Margins
Gross refining margin per produced barrel decreased 52% from $16.09 for the three months ended March 31, 2007 to $7.72 for the three months ended March 31, 2008 due to the effects of an increase in the average price we paid per barrel of crude oil and feedstocks, partially offset by the effects of an increase in the average sales price we received per produced barrel sold. Gross refinery margin does not include the effects of depreciation, depletion and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation, depletion and amortization, increased 21% from $50.1 million for the three months ended March 31, 2007 to $60.7 million for the three months ended March 31, 2008, due principally to higher utility and refinery maintenance costs, and the inclusion of $3.5 million in operating costs attributable to HEP as a result of our reconsolidation effective March 1, 2008.
General and Administrative Expenses
General and administrative expenses decreased 19% from $15.8 million for the three months ended March 31, 2007 to $12.8 million for the three months ended March 31, 2008, due principally to a decrease in equity-based compensation expense which is affected by our stock price. Additionally, general and administrative expenses for the three months ended March 31, 2008, includes $0.5 million in expenses related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization increased 16% from $11.5 million for the three months ended March 31, 2007 to $13.3 million for the three months ended March 31, 2008, due principally to the inclusion of $2.0 million in depreciation and amortization related to HEP operations following our reconsolidation of HEP effective March 1, 2008 combined with increased depreciation attributable to capitalized refinery improvement projects in 2007.
Equity in Earnings of HEP
Our equity in earnings of HEP was $3.0 million for the three months ended March 31, 2008 as compared to $3.3 million for the three months ended March 31, 2007. Our equity in earnings of HEP for three months ended March 31, 2008 includes our interest in HEP’s earnings through February 29, 2008. Effective March 1, 2008, we reconsolidated HEP and no longer account for our investment in HEP under the equity method of accounting.
Minority Interests
Minority interests in income for the three months ended March 31, 2008 reduced our income by $0.8 million and represents the noncontrolling interest in HEP’s earnings for the month of March.
Interest Income
Interest income was $3.6 million for the three months ended March 31, 2008 as compared to $2.6 million for the three months ended March 31, 2007. The increase in interest income was due principally to increased investments in marketable debt securities.
Interest Expense
Interest expense was $1.9 million for the three months ended March 31, 2008 as compared to $0.3 million for the three months ended March 31, 2007. The increase in interest expense was due to the inclusion of $1.7 million in interest expense related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Income Taxes
Income taxes decreased 86% from $34.7 million for the three months ended March 31, 2007 to $4.7 million for the three months ended March 31, 2008 due to lower pre-tax earnings during the three months ended March 31, 2008 as

'

compared to the three months ended March 31, 2007. Our effective tax rate for the three months ended March 31, 2008 was 35.2% as compared to 33.9% for the three months ended March 31, 2007. We realized a lower effective tax rate during the first quarter of 2007 due principally to the utilization of low sulfur diesel fuel production tax credits.
LIQUIDITY AND CAPITAL RESOURCES
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. We also invest available cash in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. These securities include investments in variable rate demand notes (“VRDN”). Although VRDN may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly. VRDN may be liquidated at par on the rate reset date. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income or loss. As of March 31, 2008, we had cash and cash equivalents of $180.6 million, marketable securities with maturities under one year of $206.0 million and marketable securities with maturities greater than one year, but less than two years, of $51.2 million.
Cash and cash equivalents increased by $86.2 million during the three months ended March 31, 2008. The combined cash provided by operating and investing activities of $98.9 million and $83.4 million, respectively, exceeded cash used for financing activities of $96.1 million. Working capital increased by $38.8 million during the three months ended March 31, 2008.
In March 2008, we entered into an amended and restated $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) that amends and restates our previous credit agreement in its entirety with Bank of America as administrative agent and lender. The Credit Agreement has a term of five years and an option to increase the facility to $300.0 million subject to certain conditions. This credit facility expires in 2013 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at March 31, 2008. At March 31, 2008, we had outstanding letters of credit totaling $2.5 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $172.5 million at March 31, 2008.
HEP has a $300.0 million senior secured revolving credit agreement (the “HEP Credit Agreement”) with Union Bank of California, N.A. as one of the lenders and as administrative agent and an option to increase the facility to $370.0 million subject to certain conditions. The HEP Credit Facility expires in August 2011 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general partnership purposes.
The HEP senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (“HEP Senior Notes”). The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP's controlling partner to the extent it makes any payment in satisfaction of $35.0 million of the principal amount of the HEP Senior Notes.

At March 31, 2008, the carrying amount of HEP’s long-term debt was as follows:

(In thousands)
HEP Credit Agreement	$181,000

HEP Senior Notes
Principal	185,000
Unamortized discount	(17,543)
Fair value hedge — interest rate swap	2,959

170,416

Total debt	351,416
Less short-term borrowings under HEP Credit Agreement	10,000

Total long-term debt	$341,416

See “Risk Management” for a discussion of HEP’s interest rate swaps.
Under our common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2008, we repurchased 2,125,627 shares at a cost of $94.9 million (of which $6.0 million of the cash settlement was after March 31, 2008) or an average of $44.64 per share. Since inception of our common stock repurchase initiative beginning in May 2005 through March 31, 2008, we have repurchased 15,656,533 shares at a cost of approximately $613.0 million or an average of $39.15 per share. At March 31, 2008, we had $87.0 million of authorized repurchases remaining under our program.
We believe our current cash, cash equivalents and marketable securities, along with future internally generated cash flow and funds available under our credit facilities provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future as well as allow us to continue payment of quarterly dividends, the repurchase of additional common stock under our common stock repurchase program and distributions by HEP to its minority interest partners. In addition, components of our growth strategy may include construction of new refinery processing units and the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. Our ability to acquire complementary assets will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control.
Cash Flows — Operating Activities
Net cash flows provided by operating activities were $98.9 million for the three months ended March 31, 2008 compared to $86.3 million for the three months ended March 31, 2007, an increase of $12.6 million. Net income for the three months ended March 31, 2008 was $8.6 million, a decrease of $58.9 million from net income of $67.5 million for the three months ended March 31, 2007. Additionally, the non-cash adjustments to net income of depreciation and amortization, deferred taxes, minority interest in earnings of HEP and equity-based compensation resulted in an increase to operating cash flows of $12.7 million for the three months ended March 31, 2008 as compared to $12.6 million for the three months ended March 31, 2007. Distributions in excess of equity in earnings of HEP for the three months ended March 31, 2008 increased to $3.1 million as compared to $2.1 million for the three months ended March 31, 2007. Changes in working capital items increased cash flows by $75.8 million during the three months ended March 31, 2008 as compared to $4.4 million for the three months ended March 31, 2007, resulting mainly from an increase in accounts payable that was partially offset by an increase in accounts receivable. For the three months ended March 31, 2008, accounts receivable increased by $49.7 million as compared to a decrease of $35.7 million for the three months ended March 31, 2007 and accounts payable increased by $125.1 million as compared to a decrease of $25.5 million for the three months ended March 31, 2007. Also for the three months ended march 31, 2008, inventories decreased by $5.6 million as compared to an increase of $15.8 million for the three months ended March 31, 2007. Additionally, for the three months ended March 31, 2008, turnaround expenditures amounted to $1.4 million as compared to $0.2 million for the three months ended March 31, 2007.

Cash Flows — Investing Activities and Capital Projects
Net cash flows provided by investing activities were $83.5 million for the three months ended March 31, 2008 as compared to net cash flows used of $53.8 million for the three months ended March 31, 2007, a net change of $137.3 million. Cash expenditures for property, plant and equipment for the three months ended March 31, 2008 totaled $72.8 million as compared to $26.8 million for the same period in 2007. Of these cash expenditures for the three months ended March 31, 2008, $3.3 million relates to HEP capital expenditures. We also invested $207.6 million in marketable securities and received proceeds of $185.8 million from the sale or maturity of marketable securities during the three months ended March 31, 2008. Additionally for the three months ended March 31, 2008, we received $171.0 million in proceeds from our sale of the Crude Pipelines and Tankage Assets to HEP on February 29, 2008. We are also presenting HEP’s March 1, 2008 cash balance as an inflow as a result of our reconsolidation of HEP effective March 1, 2008. For the three months ended March 31, 2007, we invested $89.2 million in marketable securities and received proceeds of $62.1 million from the sale or maturity of marketable securities.
Planned Capital Expenditures
Holly Corporation
Each year our Board of Directors approves in our annual capital budget capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total new capital budget for 2008 is approximately $37.5 million, not including the capital projects approved in prior years, and our expansion and feedstock flexibility projects at the Navajo and Woods Cross refineries as described below. The 2008 capital budget is comprised of $21.0 million for refining improvement projects for the Navajo Refinery, $7.7 million for projects at the Woods Cross Refinery, $1.6 million for marketing-related projects, $2.0 million for asphalt plant projects and $5.2 million for other miscellaneous projects.
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
Also at the Navajo Refinery, a project to install an additional 100 ton per day sulfur recovery unit included in the 2006 capital budget is currently underway at an estimated cost of $26.0 million. This new sulfur recovery unit will permit our Navajo Refinery to process 100% sour crude and is planned for start-up in the first quarter of 2009.

At the Woods Cross Refinery, we will be adding a new 15,000 BPD hydrocracker along with sulfur recovery and desalting equipment at our Woods Cross Refinery. The budgeted cost of these additions is approximately $105.0 million. These additions will expand the Woods Cross Refinery’s crude processing capabilities from 26,000 BPD to 31,000 BPD while enabling the refinery to process up to 10,000 BPD of high-value low-priced black wax crude oil and up to 5,000 BPD of low-priced heavy Canadian crude oils. This expansion project as approved involves a higher capital investment than had originally been estimated, principally because of the substitution of a complex hydrocracker in place of certain desulfurization and expanded bottoms-processing modifications that had been included in preliminary planning. The substitution of the complex hydrocracker is expected to provide increased capabilities to process significantly more black wax crude oils, which have recently been priced at substantial discounts to West Texas Intermediate crude oil while yielding substantially higher value products than the discounted heavy Canadian crudes that were a more significant part of the original plan. These additions will also increase the refinery’s capacity to process low-cost feedstocks and provide the necessary infrastructure for future expansions of crude oil refining capacity at the Woods Cross Refinery. The approved projects for the Woods Cross refinery are expected to be completed during the third quarter of 2008.
To fully take advantage of the economics on the Woods Cross expansion project, additional crude pipeline capacity will be required to move Canadian crude to the Woods Cross Refinery. HEP’s joint venture pipeline with Plains All American Pipeline, L.P. (“Plains”) will allow our Woods Cross Refinery to ship crude oil into the Salt Lake City area. HEP’s joint venture project with Plains is further described under the HEP section of this discussion of planned capital expenditures.
In December 2007, we entered into a definitive agreement with Sinclair to jointly build a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline and Sinclair will own the remaining 25% interest. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300.0 million. Holly’s share of this cost is $225.0 million. Construction of this project is currently expected to be completed and operational in late 2009. In connection with this project, we have entered into a 10-year commitment to ship an annual average of 15,000 barrels per day of refined products on the UNEV Pipeline at an agreed tariff. Our commitment for each year is subject to reduction by up to 5,000 barrels per day in specified circumstances relating to shipments by other shippers. On January 31, 2008, we entered into an option agreement with HEP granting them an option to purchase all of our equity interests in this joint venture pipeline effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to our investment in this joint venture pipeline plus interest at 7% per annum.
In 2008, we expect to expend approximately $450.0 million on currently approved capital projects, including sustaining capital and turnaround costs. This amount consists of certain carryovers of capital projects from previous years, less carryovers to subsequent years of certain of the currently approved capital projects.
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

HEP
Each year the Holly Logistic Services, L.L.C. (“HLS”) board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in their current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. HEP’s total capital budget for 2008 is $53.7 million. This consists of budgeted costs for their south system expansion discussed below and other capital expansion and maintenance projects.
In October 2007, we entered into an agreement with HEP that amends the 15-year pipelines and terminals agreement (“HEP PTA”) under which HEP has agreed to expand their South System between Artesia, New Mexico and El Paso, Texas. The expansion of the South System will include replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $48.3 million. Currently, HEP is expecting to complete this project by January 2009. The agreement also provides for a tariff increase, expected to be effective May 1, 2008, on our shipments on HEP’s refined product pipelines.
In November 2007, HEP executed a definitive agreement with Plains to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains, for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area (the “SLC Pipeline”). Under the agreement, the SLC Pipeline will be owned by a joint venture company which will be owned 75% by Plains and 25% by HEP. Subject to the actual cost of the SLC Pipeline, HEP will purchase their 25% interest in the joint venture in the third quarter of 2008, when the SLC Pipeline is expected to become fully operational. The SLC Pipeline will allow various refiners in the Salt Lake City area, including our Woods Cross refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah, which is currently flowing on Plains’ Rocky Mountain Pipeline. The total cost of HEP’s investment in the SLC Pipeline is expected to be $28.0 million, including a $2.5 million finder’s fee that is payable to us upon the closing of their investment in the SLC Pipeline.
HEP is also studying several other projects, which are in various stages of analysis.
Cash Flows — Financing Activities
Net cash flows used for financing activities were $96.1 million for the three months ended March 31, 2008 as compared $35.5 million for the three months ended March 31, 2007, an increase of $60.6 million. For the period from March 1, 2008 through March 31, 2008, HEP borrowed $10.0 million under the HEP Credit Agreement and paid $0.4 million in deferred financing costs. Under our common stock repurchase program, we purchased treasury stock of $102.9 million during the three months ended March 31, 2008 and $35.8 million during the three months ended March 31, 2007. Our treasury stock purchases for the three months ended March 31, 2008 and 2007, include $2.0 million and $4.2 million, respectively, in common stock purchased from certain executives, at market prices, made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means. During the three months ended March 31, 2008, we paid $6.4 million in dividends, received $0.3 million for common stock issued upon exercise of stock options, and recognized $3.2 million in excess tax benefits on our equity based compensation. During the three months ended March 31, 2007, we paid $4.5 million in dividends, received $0.3 million for common stock issued upon exercise of stock options and recognized $4.6 million in excess tax benefits on our equity based compensation.

Contractual Obligations and Commitments
Holly Corporation
In connection with HEP’s purchase of the Crude Pipelines and Tankage Assets, we entered into a 15-year crude pipelines and tankage agreement with HEP. Under the HEP CPTA, we agreed to transport and store volumes of crude oil on HEP’s crude pipelines and tankage facilities that, at the agreed rates, will initially result in minimum annual payments to HEP of $25.3 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the PPI, but will not decrease as a result of a decrease in the PPI. Additionally, we amended the Omnibus Agreement to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our sale to HEP for a period of up to fifteen years.
Other than the HEP CPTA discussed above, there were no other significant changes to our contractual obligations and commitments during the three months ended March 31, 2008.
HEP
As a result of our reconsolidation of HEP effective March 1, 2008, we have presented HEP’s contractual obligations as of March 31, 2008. HEP’s long-term contractual obligations consist of the following:

		Payment Due by Period
		Less than			Over 5
	Total	1 Year	2-3 Years	4-5 Years	Years
	(In thousands)
HEP Senior Notes — principal	$185,000	$—	$—	$—	$185,000
HEP Credit Agreement —principal	181,000	10,000	—	171,000	—
Interest on debt	112,299	20,523	41,046	27,605	23,125
Pipeline operating lease	54,161	5,855	11,711	11,711	24,884
Right of way leases	1,522	402	144	296	680
Other	23,102	5,066	4,806	4,305	8,925

Total	$557,084	$41,846	$57,707	$214,917	$242,614

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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2008.
We use the last-in, first-out (“LIFO”) method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

New Accounting Pronouncements
Statement of Financial Accounting Standard (“SFAS’) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) No. 51”
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 changes the classification of non-controlling interests, also referred to as minority interests, in the consolidated financial statements. It also establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this standard effective January 1, 2009. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
Emerging Issues Task Force (“EITF”) No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
In June 2007, the FASB ratified EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No 115. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at a company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period as a component of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
SFAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value, prescribes expanded disclosures about fair value measurements. It also establishes a fair value hierarchy that categorizes inputs used in fair value measurements into three broad levels. Under this hierarchy, quoted prices in active markets for identical assets or liabilities are considered the most reliable evidence of air value and are given the highest priority level (level 1). Unobservable inputs are considered the least reliable and are given the lowest priority level (level 3). We adopted this standard effective January 1, 2008.
HEP has interest rate swaps that are measured at fair value on a recurring basis using level 2 inputs. See Risk Management below for additional information on these swaps.
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

As of March 31, 2008, HEP had two interest rate swap contracts.
HEP entered into an interest rate swap to hedge their exposure to the cash flow risk caused by the effects of LIBOR changes on their $171.0 million credit agreement advance that was used to finance their purchase of the Crude Pipelines and Tankage Assets. This interest rate swap effectively converts their $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.50%, that results in a March 31, 2008 effective interest rate of 5.24%.
Under the provisions of SFAS No. 133, HEP designated this interest rate swap as a cash flow hedge. Based on their assessment of effectiveness using the change in variable cash flows method, they determined that the interest rate swap is effective in offsetting the variability in interest payments on their $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest payments on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of March 31, 2008, HEP had no ineffectiveness on our cash flow hedge.
HEP also has an interest rate swap contract that effectively converts interest expense associated with $60.0 million of their 6.25% senior notes from a fixed to a variable rate. Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 4.23% at March 31, 2008. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge and meets the requirements to assume no ineffectiveness under the provisions of SFAS No. 133. Accordingly, HEP uses the “shortcut” method of accounting as prescribed under SFAS No. 133. Under this method, HEP adjusts the carrying value of the swap to its fair value on a quarterly basis, with an offsetting entry to their senior notes, effectively adjusting the carrying value of $60.0 million of principal on the HEP Senior Notes to its fair value.
Additional information on HEP’s interest rate swaps are as follows:

		Fair Value	Location of Offsetting
Interest Rate Swaps	Balance Sheet Location	(In thousands)	Balance
Cash flow hedge - $171 million LIBOR based debt	Other long-term liabilities	$4,349	Accumulated other comprehensive loss

Fair value hedge – $60 million of 6.25% Senior Notes	Other assets	$2,959	Long-term debt
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

We have formed a risk management oversight committee that is made up of members from our senior management. This committee monitors our risk environment and provides direction for activities to mitigate, to an acceptable level, identified risks that may adversely affect the achievement of our goals.
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
Set forth below is our calculation of EBITDA.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Income	$8,649	$67,542
Add provision for income tax	4,695	34,686
Add interest expense	1,992	252
Subtract interest income	(3,555)	(2,560)
Add depreciation, depletion and amortization	13,309	11,451

EBITDA	$25,090	$111,371

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

	Three Months Ended
	March 31,
	2008	2007
Average per produced barrel:

Navajo Refinery
Net sales	$103.26	$75.58
Less cost of products	96.83	59.04

Refinery gross margin	$6.43	$16.54

Woods Cross Refinery
Net sales	$102.96	$71.61
Less cost of products	90.42	56.87

Refinery gross margin	$12.54	$14.74

Consolidated
Net sales	$103.20	$74.59
Less cost of products	95.48	58.50

Refinery gross margin	$7.72	$16.09

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended
	March 31,
	2008	2007
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$6.43	$16.54
Less refinery operating expenses	4.39	4.18

Net operating margin	$2.04	$12.36

Woods Cross Refinery
Refinery gross margin	$12.54	$14.74
Less refinery operating expenses	6.26	4.76

Net operating margin	$6.28	$9.98

Consolidated
Refinery gross margin	$7.72	$16.09
Less refinery operating expenses	4.78	4.32

Net operating margin	$2.94	$11.77

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliations of refined product sales from produced products sold to total sales and other revenue

	Three Months Ended
	March 31,
	2008	2007
Navajo Refinery
Average sales price per produced barrel sold	$103.26	$75.58
Times sales of produced refined products sold (BPD)	94,050	85,390
Times number of days in period	91	90

Refined product sales from produced products sold	$883,756	$580,840

Woods Cross Refinery
Average sales price per produced barrel sold	$102.96	$71.61
Times sales of produced refined products sold (BPD)	25,300	28,120
Times number of days in period	91	90

Refined product sales from produced products sold	$237,045	$181,231

Sum of refined products sales from produced products sold from our two refineries (4)	$1,120,801	$762,071
Add refined product sales from purchased products and rounding (1)	135,209	79,225

Total refined products sales	1,256,010	841,296
Add direct sales of excess crude oil(2)	202,951	61,680
Add other refining segment revenue(3)	18,415	22,606

Total refining segment revenue	1,477,376	925,582
Add HEP segment sales and other revenues	9,942	—
Add corporate and other revenues	401	391
Subtract consolidations and eliminations	(7,735)	(106)

Sales and other revenues	$1,479,984	$925,867

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. These sales and related purchases are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold.

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt Company and revenue derived from sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2008	2007
Average sales price per produced barrel sold	$103.20	$74.59
Times sales of produced refined products sold (BPD)	119,350	113,510
Times number of days in period	91	90

Refined product sales from produced products sold	$1,120,801	$762,071

Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Three Months Ended
	March 31,
	2008	2007
Navajo Refinery
Average cost of products per produced barrel sold	$96.83	$59.04
Times sales of produced refined products sold (BPD)	94,050	85,390
Times number of days in period	91	90

Cost of products for produced products sold	$828,724	$453,728

	Three Months Ended
	March 31,
	2008	2007
Woods Cross Refinery
Average cost of products per produced barrel sold	$90.42	$56.87
Times sales of produced refined products sold (BPD)	25,300	28,120
Times number of days in period	91	90

Cost of products for produced products sold	$208,174	$143,927

Sum of cost of products for produced products sold from our two refineries (4)	$1,036,898	$597,655
Add refined product costs from purchased products sold and rounding (1)	135,164	82,044

Total refined cost of products sold	1,172,062	679,699
Add crude oil cost of direct sales of excess crude oil(2)	202,213	61,852
Add other refining segment cost of products sold(3)	16,713	10,269

Total refining segment cost of products sold	1,390,988	751,820
Subtract consolidations and eliminations	(7,551)	(106)

Costs of products sold (exclusive of depreciation, depletion and amortization)	$1,383,437	$751,714

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. These sales and related purchases are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold.

(3)	Other refining segment cost of products sold includes the cost of products for Holly Asphalt Company and costs attributable to sulfur credit sales.

(4)	The above calculations of costs of products for produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2008	2007
Average cost of products per produced barrel sold	$95.48	$58.50
Times sales of produced refined products sold (BPD)	119,350	113,510
Times number of days in period	91	90

Cost of products for produced products sold	$1,036,898	$597,655

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended
	March 31,
	2008	2007
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.39	$4.18
Times sales of produced refined products sold (BPD)	94,050	85,390
Times number of days in period	91	90

Refinery operating expenses for produced products sold	$37,572	$32,124

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$6.26	$4.76
Times sales of produced refined products sold (BPD)	25,300	28,120
Times number of days in period	91	90

Refinery operating expenses for produced products sold	$14,412	$12,047

	Three Months Ended
	March 31,
	2008	2007
Sum of refinery operating expenses per produced products sold from our two refineries (2)	$51,984	$44,171
Add other refining segment operating expenses and rounding (1)	5,232	5,947

Total refining segment operating expenses	57,216	50,118
Add HEP segment operating expenses	3,676	—
Add corporate and other costs	(184)	11

Operating expenses (exclusive of depreciation, depletion and amortization)	$60,708	$50,129

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of Holly Asphalt Company.

(2)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2008	2007
Average refinery operating expenses per produced barrel sold	$4.78	$4.32
Times sales of produced refined products sold (BPD)	119,350	113,510
Times number of days in period	91	90

Refinery operating expenses for produced products sold	$51,984	$44,171

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended
	March 31,
	2008	2007
Navajo Refinery
Net operating margin per barrel	$2.04	$12.36
Add average refinery operating expenses per produced barrel	4.39	4.18

Refinery gross margin per barrel	6.43	16.54
Add average cost of products per produced barrel sold	96.83	59.04

Average net sales per produced barrel sold	$103.26	$75.58
Times sales of produced refined products sold (BPD)	94,050	85,390
Times number of days in period	91	90

Refined products sales from produced products sold	$883,756	$580,840

Woods Cross Refinery
Net operating margin per barrel	$6.28	$9.98
Add average refinery operating expenses per produced barrel	6.26	4.76

Refinery gross margin per barrel	12.54	14.74
Add average cost of products per produced barrel sold	90.42	56.87

Average net sales per produced barrel sold	$102.96	$71.61
Times sales of produced refined products sold (BPD)	25,300	28,120
Times number of days in period	91	90

Refined products sales from produced products sold	$237,045	$181,231

Sum of refined products sales from produced products sold from our two refineries (4)	$1,120,801	$762,071
Add refined product sales from purchased products and rounding (1)	135,209	79,225

Total refined products sales	1,256,010	841,296
Add direct sales of excess crude oil (2)	202,951	61,680
Add other refining segment revenue (3)	18,415	22,606

Total refining segment revenue	1,477,376	925,582
Add HEP segment sales and other revenues	9,942	—
Add corporate and other revenues	401	391
Subtract consolidations and eliminations	(7,735)	(106)

Sales and other revenues	$1,479,984	$925,867

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(2)	We purchase crude oil and enter into buy/sell exchanges in excess of the needs to supply our refineries. Certain direct sales of this excess crude oil are made to purchasers or users of crude oil. These sales and related purchases are being measured at fair value and accounted for as revenues with the related acquisition costs included as cost of products sold.

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt Company and revenue derived from sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2008	2007
Net operating margin per barrel	$2.94	$11.77
Add average refinery operating expenses per produced barrel	4.78	4.32

Refinery gross margin per barrel	7.72	16.09
Add average cost of products per produced barrel sold	95.48	58.50

Average sales price per produced barrel sold	$103.20	$74.59
Times sales of produced refined products sold (BPD)	119,350	113,510
Times number of days in period	91	90

Refined product sales from produced products sold	$1,120,801	$762,071

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On May 29, 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Court of Appeals in its May 29, 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. We currently estimate that, as a result of this decision and prior rulings by the Court of Appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the period January 1992 through May 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1992 through July 2000. Because proceedings in the FERC following the Court of Appeals decision have not been completed and final action by the FERC could be subject to further court proceedings, it is not possible at this time to determine what will be the net amount payable to us at the conclusion of these proceedings. We and other shippers have been engaged in settlement discussions with SFPP on remaining issues in the FERC proceedings. These discussions resulted in a partial settlement, which became final in February 2008, providing for a payment to us of approximately $1.3 million with respect to our shipments from El Paso to Tucson and Phoenix for the period from June 1, 2006 through November 30, 2007. This payment was received in early April, 2008. The partial settlement leaves for resolution in pending proceedings all remaining issues for other periods.
In discussions beginning in the last half of 2005, the EPA and the State of Utah have asserted that we have Federal CAA liabilities relating to our Woods Cross Refinery because of actions taken or not taken by prior owners of the Woods Cross Refinery, which we purchased from ConocoPhillips in June 2003. We have entered into an agreement, in the form of a Consent Decree, to settle this matter with the EPA and the State of Utah. The agreement, which has been signed by the parties and lodged with the federal district court in Utah, but which has not yet been entered by the court, includes obligations for us to make specified additional capital investments currently estimated to total approximately $17 million over several years and to make changes in operating procedures at the refinery. The agreement also requires expenditures by us totaling $250,000 for penalties and a supplemental environmental project of benefit of the community in which the Woods Cross Refinery is located. The agreements for the purchase of the Woods Cross Refinery provide that ConocoPhillips will indemnify us, subject to specified limitations, for environmental claims arising from circumstances prior to our purchase of the refinery. We believe that, in the present circumstances, the amount due to us from ConocoPhillips under the agreements for the purchase of the Woods Cross Refinery would be approximately $1.4 million with respect to the Consent Decree settlement.
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

In December 2006, the Montana Department of Environmental Quality (“MDEQ”) filed in state district court in Great Falls, Montana a Complaint and Application for Preliminary Injunction (the “Complaint”) naming as defendants Montana Refining Company (“MRC”), our subsidiary that owned the Great Falls, Montana refinery until it was sold to an unrelated purchaser in March 2006, and the unrelated company that purchased the refinery from MRC. The MDEQ asserts in the Complaint that the Great Falls refinery exceeded limitations on sulfur dioxide in the refinery’s air emission permit on certain dates in 2004 and 2005 and in 2006 both before and after the sale of the refinery, erroneously certified compliance with limitations on sulfur dioxide emissions, failed to promptly report emissions limit deviations, exceeded limits on sulfur in fuel gas on specified dates in 2005, failed in 2005 to conduct timely testing for certain emissions, submitted late a report required to be submitted in early 2006, failed to achieve a specified limitation on certain emissions in the first three quarters of 2006, and failed to timely submit a report on a 2005 emissions test. The Complaint sought penalties under applicable law of up to $10,000 per violation and an order enjoining MRC and the current owner of the refinery from further violations. We and the current owner of the Great Falls refinery have negotiated with MDEQ a settlement and an administrative order on consent (AOC) is being circulated for signatures. The agreement requires certain actions to be taken by the refinery and payment of a $105,000 penalty. MDEQ has agreed to dismiss the lawsuit within 10 days of execution of the AOC. We expect to pay to the current owner our appropriate share, which has not yet been finally agreed, of penalty and related amounts with respect to this matter.
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Common Stock Repurchases Made in the Quarter
Under our common stock repurchase program, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under this program during the first quarter of 2008.

				Maximum Dollar
			Total Number of	Value of Shares Yet
			Shares Purchased	to be Purchased
			under Approved	under Approved
	Total Number of	Average price	Stock Repurchase	Stock Repurchase
Period	Shares Purchased	Paid Per Share	Program	Program
January 2008	1,833,307	$44.66	1,833,307	$100,027,488
February 2008	—	$—	—	$100,027,488
March 2008	292,320	$44.51	292,320	$87,015,156

Total for January to March 2008	2,125,627	$44.64	2,125,627

The total shares purchased during the first quarter of 2008 reflected herein include 142,494 shares at a total cost of $6.0 million that were not settled until April 2008, and therefore are not included on our cash flow statement for the three months ended March 31, 2008.
Additionally, during the three months ended March 31, 2008, we repurchased at current market price from certain executives 39,684 shares of our common stock at a cost of approximately $2.0 million. These repurchases were made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means and do not represent purchases made under our common stock repurchase program. These common stock repurchases are not included in the table above.

Item 6. Exhibits
(a)	Exhibits
2.1	Purchase and Sale Agreement, dated February 25, 2008 between Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C., Woods Cross Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., HEP Pipeline, L.L.C., and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated February 27, 2008, File No. 1-03876).

10.1	Option Agreement, dated January 31, 2008, by and among Holly Corporation, Holly UNEV Pipeline Company, Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C., HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and Holly Energy Partners — Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 5, 2008, File No. 1-03876).

10.2	Amended and Restated Credit Agreement dated March 14, 2008, between Holly Corporation, Bank of America, N.A., as administrative agent and L/C issuer, PNC Bank, National Association and Guaranty Bank, as co-documentation agents, Union Bank of California, N.A. and Compass Bank, as co-syndication agents, and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 20, 2008, File No. 1-03876).

10.3	Pipelines and Tankage Agreement, dated February 29, 2008, between Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C., Woods Cross Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., HEP Pipeline, L.L.C., and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-03876).

10.4	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement, dated February 25, 2008, between Holly Energy Partners — Operating, L.P., Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger and certain other lenders (incorporated by reference to Exhibit 10.1 of Holly Energy Partners’ Form 8-K Current Report dated February 27, 2008, File No. 1-32225).

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION (Registrant)
Date: May 12, 2008	/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)