Form 10-Q
period 2008-09-30
HOLLY CORP
filed 2008-11-07
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
49,686,819 shares of Common Stock, par value $.01 per share, were outstanding on October 31, 2008.

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
     “Black wax crude oil” is a low sulfur, low gravity crude oil produced in the Uintah Basin in Eastern Utah that has certain characteristics that require specific facilities to transport, store and refine into transportation fuels.
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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,008	$94,369
Marketable securities	78,373	158,233

Accounts receivable: Product and transportation	233,270	242,392
Crude oil resales	395,926	366,226
Related party receivable	—	6,151

	629,196	614,769

Inventories: Crude oil and refined products	123,977	118,308
Materials and supplies	16,855	22,322

	140,832	140,630

Income taxes receivable	1,809	16,356
Prepayments and other	13,756	10,264

Total current assets	999,974	1,034,621

Properties, plants and equipment, at cost	1,418,373	802,820
Less accumulated depreciation, depletion and amortization	(293,777)	(271,970)

	1,124,596	530,850

Marketable securities (long-term)	16,211	77,182

Other assets: Turnaround costs	33,844	8,705
Intangibles and other	65,798	12,587

	99,642	21,292

Total assets	$2,240,423	$1,663,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$848,216	$782,976
Accrued liabilities	41,838	35,104
Short-term debt – Holly Energy Partners	24,000	—

Total current liabilities	914,054	818,080

Long-term debt – Holly Corporation	—	—
Long-term debt – Holly Energy Partners	340,851	—
Deferred income taxes	40,068	38,933
Other long-term liabilities	31,182	36,712
Distributions in excess of investment in Holly Energy Partners	—	168,093
Minority interest	404,351	8,333

Stockholders’ equity:
Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 160,000,000 shares authorized; 73,543,873 and 73,269,219 shares issued as of September 30, 2008 and December 31, 2007, respectively	736	733
Additional capital	117,846	109,125
Retained earnings	1,102,337	1,054,974
Accumulated other comprehensive loss	(20,051)	(19,076)
Common stock held in treasury, at cost – 23,857,054 and 20,653,050 shares as of September 30, 2008 and December 31, 2007, respectively	(690,951)	(551,962)

Total stockholders’ equity	509,917	593,794

Total liabilities and stockholders’ equity	$2,240,423	$1,663,945

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales and other revenues	$1,719,920	$1,208,671	$4,943,726	$3,351,535

Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion, and amortization)	1,534,776	1,059,471	4,538,763	2,708,422
Operating expenses (exclusive of depreciation, depletion, and amortization)	71,130	52,185	206,013	153,430
General and administrative expenses (exclusive of depreciation, depletion, and amortization)	14,169	18,798	39,833	55,993
Depreciation, depletion and amortization	16,740	10,531	45,978	32,623
Exploration expenses, including dry holes	129	54	344	311

Total operating costs and expenses	1,636,944	1,141,039	4,830,931	2,950,779

Income from operations	82,976	67,632	112,795	400,756

Other income (expense):
Equity in earnings of Holly Energy Partners	—	5,564	2,990	13,864
Minority interest in earnings of Holly Energy Partners	(1,847)	—	(3,142)	—
Interest income	1,896	4,368	9,277	10,478
Interest expense	(7,376)	(297)	(15,619)	(840)

	(7,327)	9,635	(6,494)	23,502

Income from operations before income taxes	75,649	77,267	106,301	424,258

Income tax provision:
Current	29,081	8,577	34,522	128,524
Deferred	(3,331)	10,564	1,779	11,439

	25,750	19,141	36,301	139,963

Net income	$49,899	$58,126	$70,000	$284,295

Net income per share-basic	$1.00	$1.06	$1.39	$5.17

Net income per share-diluted	$1.00	$1.04	$1.38	$5.08

Cash dividends declared per common share	$0.15	$0.12	$0.45	$0.34

Average number of common shares outstanding:
Basic	49,717	54,819	50,339	54,988
Diluted	50,032	55,853	50,717	56,017
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$70,000	$284,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,978	32,623
Deferred income taxes	1,779	11,439
Minority interest in earnings of Holly Energy Partners	3,142	—
Equity based compensation expense	5,300	8,328
Distributions in excess of equity in earnings in Holly Energy Partners	3,067	3,001
(Increase) decrease in current assets:
Accounts receivable	(8,954)	(184,944)
Inventories	(91)	(50,129)
Income taxes receivable	14,547	(3,251)
Prepayments and other	(3,194)	(1,923)
Increase (decrease) in current liabilities:
Accounts payable	65,697	171,752
Accrued liabilities	(2,327)	(128)
Turnaround expenditures	(29,355)	—
Other, net	(4,895)	(14,363)

Net cash provided by operating activities	160,694	256,700

Cash flows from investing activities:
Additions to properties, plants and equipment – Holly Corporation	(270,396)	(113,215)
Additions to properties, plants and equipment – Holly Energy Partners	(21,037)	—
Investment in Holly Energy Partners	(290)	—
Purchases of marketable securities	(377,226)	(561,767)
Sales and maturities of marketable securities	516,062	394,403
Proceeds from sale of crude pipeline and tankage assets	171,000	—
Increase in cash due to consolidation of Holly Energy Partners	7,295	—

Net cash provided by (used for) investing activities	25,408	(280,579)

Cash flows from financing activities:
Net borrowings under credit agreement – Holly Energy Partners	24,000	—
Deferred financing costs – Holly Energy Partners	(101)	—
Purchase of treasury stock	(151,106)	(84,100)
Cash dividends	(21,585)	(16,651)
Cash distributions to minority interests	(14,645)	—
Contribution from joint venture partner	15,000	—
Issuance of common stock upon exercise of options	494	607
Excess tax benefit from equity based compensation	4,275	8,940
Purchase of units for restricted grants – Holly Energy Partners	(795)	—

Net cash used for financing activities	(144,463)	(91,204)

Cash and cash equivalents:

Increase (decrease) for the period	41,639	(115,083)
Beginning of period	94,369	154,117

End of period	$136,008	$39,034

Supplemental disclosure of cash flow information:
Cash paid during the period for Interest	$13,201	$673
Income taxes	$21,018	$122,835
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$49,899	$58,126	$70,000	$284,295
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain (loss) on available-for-sale securities	(1,972)	1,114	(645)	1,542
Reclassification adjustment to net income on sale of marketable securities	(12)	(41)	(1,351)	(46)

Total unrealized gain (loss) on available-for-sale securities	(1,984)	1,073	(1,996)	1,496

Retirement medical obligation adjustment	—	—	—	(2,792)

Other comprehensive income (loss) of Holly Energy Partners:
Change in fair value of cash flow hedge	(1,622)	—	826	—
Less minority interest in other comprehensive income	880	—	(448)	—

Other comprehensive income (loss) of Holly Energy Partners, net of minority interest	(742)	—	378	—

Other comprehensive income (loss) before income taxes	(2,726)	1,073	(1,618)	(1,296)
Income tax benefit	(1,031)	(18)	(643)	(939)

Other comprehensive income (loss)	(1,695)	1,091	(975)	(357)

Total comprehensive income	$48,204	$59,217	$69,025	$283,938

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
     As of the close of business on September 30, 2008, we:
•	owned and operated two refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), and a refinery in Woods Cross, Utah (“Woods Cross Refinery”);

•	owned and operated Holly Asphalt Company (formerly “NK Asphalt Partners”) which manufactures and markets asphalt products from various terminals in Arizona and New Mexico; and

•	owned a 46% interest in Holly Energy Partners, L.P. (“HEP”) which includes our 2% general partner interest, which has logistic assets including petroleum product pipelines located in Texas, New Mexico, Oklahoma and Utah; ten refined product terminals; two refinery truck rack facilities, a refined products tank farm facility, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). On February 29, 2008, HEP acquired certain crude pipelines and tankage assets from us that also service our Navajo and Woods Cross Refineries.
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2008, the consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2008 and 2007 and consolidated cash flows for the nine months ended September 30, 2008 and 2007 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
Our results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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

Our accounts receivable consist of amounts due from customers which are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Credit losses are charged to income when accounts are deemed uncollectible and historically have been minimal. At September 30, 2008 our allowance for doubtful accounts reserve was $2.5 million.
We use the last-in, first-out (“LIFO”) method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation.
New Accounting Pronouncements
Statement of Financial Accounting Standard (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) No. 51”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 changes the classification of non-controlling interests, also referred to as minority interests, in the consolidated financial statements. It also establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt this standard effective January 1, 2009. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
Emerging Issues Task Force (“EITF”) No.06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”
In June 2007, the FASB ratified EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material effect on our financial condition, results of operations and cash flows.
SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at a company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows.
SFAS No. 157 “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. It also establishes a fair value hierarchy that categorizes inputs used in fair value measurements into three broad levels. Under this hierarchy, quoted prices in active markets for identical assets or liabilities are considered the most reliable evidence of fair value and are given the highest priority level (level 1). Unobservable inputs are considered the least reliable and are given the lowest priority level (level 3). We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material effect on our financial condition, results of operations and cash flows. We have investments in marketable debt and equity securities that are valued on a recurring basis using level 1 inputs (See Note 5). Additionally, HEP has interest rate swaps that are measured at fair value on a recurring basis using level 2 inputs (See Note 8).

NOTE 2: Holly Energy Partners
HEP is a publicly held master limited partnership that commenced operations July 13, 2004 upon the completion of its initial public offering. At September 30, 2008, we held 7,000,000 subordinated units and 290,000 common units of HEP, representing a 46% ownership interest in HEP, including our 2% general partner interest.
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
In connection with this transaction, we entered into a 15-year crude pipelines and tankage agreement with HEP (the “HEP CPTA”). Under the HEP CPTA, we agreed to transport and store volumes of crude oil on HEP’s crude pipelines and tankage facilities that, at the agreed rates, result in minimum annual payments to HEP of $26.7 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the producer price index (“PPI”), but will not decrease as a result of a decrease in the PPI. Additionally, we amended our omnibus agreement (the “Omnibus Agreement”) to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our sale to HEP for a period of up to fifteen years.
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

At of March 1, 2008, the impact of the reconsolidation of HEP was an increase in cash of $7.3 million, an increase in other current assets of $5.9 million, an increase in property, plant and equipment of $368.7 million, an increase in intangibles and other assets of $56.3 million, an increase in current liabilities of $19.6 million, an increase in long-term debt of $341.4 million, an increase in other long-term liabilities of $0.3 million, an increase in minority interest of $391.7 million and a decrease in distributions in excess of investment in HEP of $315.2 million. These amounts are based on management’s preliminary fair value estimates.

The following tables provide summary financial results for HEP through February 29, 2008, prior to our reconsolidation effective March 1, 2008.

	February 29,	December 31,
	2008	2007
	(In thousands)
Current assets	$13,177	$23,178
Properties and equipment, net	272,370	158,600
Transportation agreements and other	129,022	57,126

Total assets	$414,569	$238,904

Current liabilities	$19,561	$17,732
Long-term liabilities	353,684	182,616
Minority interest	11,055	10,740
Partners’ equity	30,269	27,816

Total liabilities and partners’ equity	$414,569	$238,904

	Period From
	January 1, 2008	Three Months	Nine Months
	Through	Ended	Ended
	February 29, 2008	September 30, 2007	September 30, 2007
		(In thousands)
Revenues	$17,334	$27,213	$78,216
Operating costs and expenses	(9,172)	(13,008)	(38,889)

Operating income	8,162	14,205	39,327
Other expenses, net	(2,344)	(3,515)	(10,197)

Net income	$5,818	$10,690	$29,130

We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs and administrative costs under the HEP PTA, HEP IPA, HEP CPTA and an Omnibus Agreement. Related party transactions prior to our reconsolidation of HEP effective March 1, 2008 are as follows:
•	Pipeline and terminal expenses paid to HEP were $10.6 million for the period from January 1, 2008 through February 29, 2008 and $14.8 million and $44.9 million for the three and nine months ended September 30, 2007, respectively.

•	We charged HEP $0.4 million for the period from January 1, 2008 through February 29, 2008 and $0.6 million and $1.6 million for the three and nine months ended September 30, 2007, respectively, for general and administrative services under the Omnibus Agreement which we recorded as a reduction in expenses.

•	HEP reimbursed us for costs of employees supporting their operations $2.1 million for the period from January 1, 2008 through February 29, 2008 and $2.0 million and $6.6 million for the three and nine months ended September 30 2007, respectively, which we recorded as a reduction in expenses.

•	We reimbursed HEP $80,000 and $179,000 for the three and nine months ended September 30, 2007, respectively, for certain costs paid on our behalf.

•	We received as regular distributions on our subordinated units, common units and general partner interest $6.1 million for the period from January 1, 2008 through February 29, 2008 and $5.8 million and $16.9 million for the three and nine months ended September 30, 2007, respectively. Our distributions included $0.7 million for the period from January 1, 2008 through February 29, 2008 and $0.6 million and $1.5 million for the three and nine months ending September 30, 2007, respectively, in incentive distributions with respect to our general partner interest.

•	We had a related party receivable from HEP of $6.0 million at February 29, 2008 and December 31, 2007, respectively.

•	We had accounts payable to HEP of zero and $5.7 million at February 29, 2008 and December 31, 2007, respectively.

NOTE 3: Earnings Per Share
Basic earnings per share is calculated as income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from stock options, variable restricted shares and performance share units. The following is a reconciliation of the denominators of the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net Income	$49,899	$58,126	$70,000	$284,295

Average number of shares of common stock outstanding	49,717	54,819	50,339	54,988
Effect of dilutive stock options, variable restricted shares and performance share units	315	1,034	378	1,029

Average number of shares of common stock outstanding assuming dilution	50,032	55,853	50,717	56,017

Net income per share-basic	$1.00	$1.06	$1.39	$5.17

Net income per share-diluted	$1.00	$1.04	$1.38	$5.08

NOTE 4: Stock-Based Compensation
Holly Corporation
On September 30, 2008 Holly had three principal share-based compensation plans, which are described below. The compensation cost that has been charged against income for these plans was $2.0 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $5.8 million and $9.7 million for the nine months ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.8 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $2.2 million and $3.8 million for the nine months ended September 30, 2008 and 2007, respectively. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods, which results in a higher expense in the earlier periods of the grants. At September 30, 2008, 2,406,918 shares of common stock were reserved for future grants under the current long-term incentive compensation plan, which reservation allows for awards of options, restricted stock, or other performance awards.
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

A summary of option activity and changes during the nine months ended September 30, 2008 is presented below:

			Weighted-
		Weighted–	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at January 1, 2008	491,200	$2.56
Exercised	(156,000)	3.15
Outstanding at September 30, 2008	335,200	$2.28	2.2	$8,929

Exercisable at September 30, 2008	335,200	$2.28	2.2	$8,929

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, was $5.2 million and $12.0 million, respectively.
Cash received from option exercises under the stock option plans was $0.5 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $2.0 million and $4.7 million for the nine months ended September 30, 2008 and 2007, respectively.
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
A summary of restricted stock grant activity and changes during the nine months ended September 30, 2008 is presented below:

		Weighted–
		Average
		Grant-Date	Aggregate Intrinsic
Restricted Stock	Grants	Fair Value	Value ($000)
Outstanding at January 1, 2008 (nonvested)	298,565	$27.22
Vesting and transfer of ownership to recipients	(131,993)	23.81
Granted	86,409	45.91
Forfeited	(2,058)	39.83

Outstanding at September 30, 2008 (nonvested)	250,923	$35.34	$7,257

The total intrinsic value of restricted stock vested and transferred to recipients during the nine months ended September 30, 2008 and 2007 was $3.8 million and $15.2 million, respectively. As of September 30, 2008, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $3.1 million and $3.4 million, respectively.
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

During the nine months ended September 30, 2008, we granted 60,605 performance share units with a fair value based on our grant date closing stock price of $47.47. These units are payable in stock and are subject to certain financial performance criteria.
The fair value of each performance share unit award subject to the financial performance criteria and payable in stock is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of September 30, 2008, estimated share payouts for outstanding nonvested performance share unit awards ranged from 50% to 160%.
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
All outstanding performance share unit awards that were payable in cash vested in January 2008.
A summary of performance share unit activity and changes during the nine months ended September 30, 2008 is presented below:

			Financial
	Market Performance		Performance
	Payable in	Stock	Stock	Total
	Cash	Settled	Settled	Performance
Performance Share Units	Grants	Grants	Grants	Share Units
Outstanding at January 1, 2008 (non-vested)	81,450	42,474	116,156	240,080
Vesting and payment of benefit to recipients	(81,450)	(42,474)	—	(123,924)
Granted	—	—	60,605	60,605
Forfeited	—	—	(1,768)	(1,768)

Outstanding at September 30, 2008 (non-vested)	—	—	174,993	174,993

For the nine months ended September 30, 2008 we paid $6.0 million and issued 84,948 shares of our common stock (representing a 200% share payout) having a fair value of $1.3 million related to vested performance share units. Based on the weighted average grant date fair value of $42.64, there was $3.2 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.1 years.
HEP
On September 30, 2008, HEP had two types of equity-based compensation. The compensation cost charged against HEP’s income for these plans was $1.1 million for the period from March 1, 2008 through September 30, 2008.
Restricted Units
HEP grants restricted units to selected employees and directors, with vesting generally over a period of one to five years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The vesting for certain key executives is contingent upon certain earnings per unit targets being realized. The fair value of each unit of restricted unit awards is measured at the market price as of the date of grant and is amortized over the vesting period, including the units issued to the key executives, as HEP expects those units to fully vest.

     A summary of restricted unit activity and changes during the nine months ended September 30, 2008, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant-Date	Contractual	Intrinsic
Restricted Units	Grants	Fair Value	Term	Value ($000)
Outstanding January 1, 2008 (not vested)	44,711	$44.77
Granted	27,088	38.43
Forfeited	(303)	44.62
Vesting and transfer of full ownership to recipients	(18,025)	45.60

Outstanding at September 30, 2008 (not vested)	53,471	$41.28	1.0	$1,606

There were 18,025 restricted units having an intrinsic value of $0.5 million and a fair value of $0.8 million that were vested and transferred to recipients during the nine months ended September 30, 2008. As of September 30, 2008, there was $0.9 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1 year.
Performance Units
HEP grants performance units to selected executives and employees. These performance units are payable upon meeting the performance criteria over a service period, and generally vest over a period of three years. The amount payable under all performance unit grants is generally based upon the growth in distributions per limited partner unit during the requisite period.
HEP granted 14,337 performance units to certain officers in March 2008. These units will vest over a three-year performance period ending December 31, 2010 and are payable in HEP common units. The number of units actually earned will be based on the growth of distributions to limited partners over the performance period, and can range from 50% to 150% of the number of performance units issued. The fair value of these performance units is based on the grant date closing unit price of $40.54 and will apply to the number of units ultimately awarded.
A summary of performance units activity and changes during the nine months ended September 30, 2008 is presented below:

Payable
Performance Units	In Units
Outstanding at January 1, 2008 (not vested)	24,148
Granted	14,337
Forfeited	—
Vesting and transfer of full ownership to recipients	(1,514)

Outstanding at September 30, 2008 (not vested)	36,971

There were 1,514 performance units having an intrinsic value of $0.1 million and a fair value of $0.1 million that were vested and transferred to recipients during the nine months ended September 30, 2008. Based on the weighted average fair value at September 30, 2008 of $42.10 there was $0.8 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.3 years.
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
The following is a summary of our available-for-sale securities at September 30, 2008:

	Available-for-Sale Securities
		Gross	Estimated
		Unrealized	Fair Value
	Amortized	Gain	(Net Carrying
	Cost	(Loss)	Amount)
	(In thousands)
States and political subdivisions	$91,873	$111	$91,984
Equity securities	4,328	(1,728)	2,600

Total marketable securities	$96,201	$(1,617)	$94,584

For the nine months ended September 30, 2008 and 2007 we received a total of $516.1 million and $394.4 million, respectively, related to sales and maturities of our marketable debt securities. For the nine months ended September 30, 2008 and 2007, we realized $1.4 million and $46,000, respectively, in gains on these sales and maturities that were recorded as interest income. Realized gains and losses represent the difference between the purchase price, as amortized, and the market value on the maturity or sales date.
NOTE 6: Inventories

	September 30,	December 31,
	2008	2007
	(In thousands)
Crude oil	$38,102	$25,364
Other raw materials and unfinished products (1)	15,661	7,226
Finished products (2)	70,214	85,718
Process chemicals (3)	3,715	4,312
Repairs and maintenance supplies and other	13,140	18,010

	$140,832	$140,630

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude. The inventory carrying value includes the cost of the raw materials and transportation.

(2)	Finished products include gasolines, jet fuels, diesels, asphalts, LPG’s and residual fuels. The inventory carrying value includes the cost of raw materials including transportation and direct production costs.

(3)	Process chemicals include catalysts, additives and other chemicals. The inventory carrying value includes the cost of the purchased chemicals and related freight.

During the three and nine months ended September 30, 2008, we recognized $4.2 million and $8.2 million, respectively, in reductions to cost of products sold resulting from the liquidation of certain LIFO quantities of inventory that were carried at lower costs as compared to current.
NOTE 7: Environmental
Consistent with our accounting policy for environmental remediation costs, we expensed $0.3 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively, for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheets was $7.5 million and $8.6 million at September 30, 2008 and December 31, 2007, respectively, of which $4.6 million and $5.3 million, respectively, was classified as other long-term liabilities. Costs of future expenditures for environmental remediation are not discounted to their present value.
NOTE 8: Debt
Credit Facility
In March 2008, we entered into an amended and restated $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) that amends and restates our previous credit agreement in its entirety with Bank of America as administrative agent and lender. The Credit Agreement has a term of five years and an option to increase the facility to $300.0 million subject to certain conditions. This credit facility expires in 2013 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at September 30, 2008. At September 30, 2008, we had outstanding letters of credit totaling $2.5 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $172.5 million at September 30, 2008.
HEP has a $300.0 million senior secured revolving credit agreement (the “HEP Credit Agreement”) with Union Bank of California, N.A. as one of the lenders and as administrative agent and an option to increase the facility to $370.0 million subject to certain conditions. The HEP Credit Facility expires in August 2011 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general partnership purposes. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets. HEP assets that are included in our Consolidated Balance Sheets at September 30, 2008 consist of $2.1 million in cash and cash equivalents, $16.6 million in trade accounts receivable and other current assets, $376.7 million in property, plant and equipment, net and $53.7 million in intangible and other assets. Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., their general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than their investment in HEP, are not significant. Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C. and Woods Cross Refining Company, L.L.C., three of our subsidiaries, have agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171.0 million aggregate principal amount of borrowings under the HEP Credit Agreement.
HEP Senior Notes Due 2015
The HEP senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (“HEP Senior Notes”). The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes. Indebtedness under the HEP Senior Notes is recourse to HEP Logistics Holdings, L.P., their general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than their investment in HEP, are not significant. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service on up to $35.0 million of the principal amount of the HEP Senior Notes.

     At September 30, 2008, the carrying amount of HEP’s long-term debt was as follows:

(In thousands)
HEP Credit Agreement	$195,000
HEP Senior Notes
Principal	185,000
Unamortized discount	(16,110)
Fair value hedge – interest rate swap	961

169,851

Total debt	364,851
Less short-term borrowings under HEP Credit Agreement	24,000

Total long-term debt	$340,851

Interest Rate Risk Management
As of September 30, 2008, HEP had two interest rate swap contracts.
HEP entered into an interest rate swap to hedge their exposure to the cash flow risk caused by the effects of LIBOR changes on their $171.0 million credit agreement advance that was used to finance their purchase of the Crude Pipelines and Tankage Assets. This interest rate swap effectively converts their $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 2.0%, that results in a September 30, 2008 effective interest rate of 5.74%. The maturity of this swap contract is February 28, 2013. HEP intends to renew the Credit Agreement prior to its expiration in August 2011 and continue to finance the $171.0 million balance until the swap matures.
HEP has designated this interest rate swap as a cash flow hedge. Based on their assessment of effectiveness using the change in variable cash flows method, they determined that the interest rate swap is effective in offsetting the variability in interest payments on their $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest payments on the variable leg of their swap against the expected future interest payments on their $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of September 30, 2008, HEP had no ineffectiveness on their cash flow hedge.
HEP also has an interest rate swap contract that effectively converts interest expense associated with $60.0 million of their 6.25% senior notes from a fixed to a variable rate. Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 3.97% at September 30, 2008. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge and meets the requirements to assume no ineffectiveness. Accordingly, HEP uses the “shortcut” method of accounting. Under this method, HEP adjusts the carrying value of the swap to its fair value on a quarterly basis, with an offsetting entry to their senior notes, effectively adjusting the carrying value of $60.0 million of principal on the HEP Senior Notes to its fair value.

Additional information on HEP’s interest rate swaps are as follows:

		Fair Value	Location of Offsetting
Interest Rate Swaps	Balance Sheet Location	(In thousands)	Balance
Cash flow hedge - $171 million LIBOR based debt	Other assets	$825	Accumulated other comprehensive loss

Fair value hedge – $60 million of 6.25% Senior Notes	Other assets	$961	Long-term debt
NOTE 9: Income Taxes
Our effective tax rate for the first nine months of 2008 and 2007 was 34.2% and 33.0%, respectively. We realized a lower effective tax rate during the first nine months of 2007 due principally to a higher utilization of ULSD tax credits in 2007 that were exhausted in 2008.
NOTE 10: Stockholders’ Equity
Common Stock Repurchases: Under our common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the nine months ended September 30, 2008, we repurchased 3,228,489 shares at a cost of $137.1 million or an average of $42.48 per share. Since inception of our common stock repurchase initiative beginning in May 2005 through September 30, 2008, we have repurchased 16,759,395 shares at a cost of approximately $655.2 million or an average of $39.10 per share.
During the nine months ended September 30, 2008, we repurchased at current market price from certain officers and key employees 55,515 shares of our common stock at a cost of approximately $2.0 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.
NOTE 11: Other Comprehensive Income
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the three months ended September 30, 2008
Unrealized loss on available-for-sale securities	$(1,984)	$(771)	$(1,213)
Unrealized loss on HEP cash flow hedge, net of minority interest	(742)	(260)	(482)

Other comprehensive loss	$(2,726)	$(1,031)	$(1,695)

For the three months ended September 30, 2007
Unrealized gain on available-for-sale securities	$1,073	$(18)	$1,091

Other comprehensive income	$1,073	$(18)	$1,091

For the nine months ended September 30, 2008
Unrealized loss on available-for-sale securities	$(1,996)	$(776)	$(1,220)
Unrealized gain on HEP cash flow hedge, net of minority interest	378	133	245

Other comprehensive loss	$(1,618)	$(643)	$(975)

For the nine months ended September 30, 2007
Retirement medical obligation adjustment	$(2,792)	$(1,086)	$(1,706)
Unrealized gain on available-for-sale securities	1,496	147	1,349

Other comprehensive loss	$(1,296)	$(939)	$(357)

The temporary unrealized gain (loss) on securities available for sale is due to changes in market prices of securities.
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	September 30,	December 31,
	2008	2007
	(In thousands)
Pension obligation adjustment	$(16,228)	$(16,228)
Retiree medical obligation adjustment	(3,078)	(3,078)
Unrealized gain on available-for-sale securities	(990)	230
Unrealized gain on HEP cash flow hedge, net of minority interest	245	—

Accumulated other comprehensive loss	$(20,051)	$(19,076)

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
The net periodic pension expense consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$992	$1,027	$3,172	$3,082
Interest cost	1,132	1,019	3,518	3,056
Expected return on assets	(1,307)	(1,020)	(3,595)	(3,059)
Amortization of prior service cost	98	98	293	293
Amortization of net loss	212	227	914	681

Net periodic benefit cost	$1,127	$1,351	$4,302	$4,053

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2008 and 2007 net periodic benefit cost. We contributed $10.0 million to the retirement plan during the nine months ended September 30, 2008 and expect to contribute an additional $5.0 million by December 31, 2008.
NOTE 13: Contingencies
In May 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to

Tucson and Phoenix, Arizona. The Court of Appeals in its May 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. The income tax issue and the other remaining issues relating to SFPP’s obligations to shippers are being handled by the FERC in a single compliance proceeding covering the period from 1992 through May 2006. We currently estimate that, as a result of the May 2007 Court of Appeals decision and prior rulings by the Court of Appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the period January 1992 through May 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1992 through July 2000. Because proceedings in the FERC following the Court of Appeals decision have not been completed and final action by the FERC could be subject to further court proceedings, it is not possible at this time to determine what will be the net amount payable to us at the conclusion of these proceedings. We and other shippers have been engaged in settlement discussions with SFPP on remaining issues in the FERC proceedings. A partial settlement covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of approximately $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at FERC with SFPP a settlement covering the period from December 2008 through November 2010. If approved, the settlement will reduce SFPP’s current rates and require SFPP to make additional payments to us.
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
In May 2008, Montana Refining Company (“MRC”), our subsidiary that owned the Great Falls, Montana refinery until it was sold to an unrelated purchaser in March 2006, and the unrelated company that purchased the refinery from MRC, entered into a Notice Of Violation And Administrative Order On Consent (“AOC”) with the Montana Department of Environmental Quality (“MDEQ”). The AOC relates to assertions by the MDEQ that the Great Falls refinery exceeded limitations on sulfur dioxide in the refinery’s air emission permit on certain dates in 2004 and 2005 and in 2006 both before and after the sale of the refinery, erroneously certified compliance with limitations on sulfur dioxide emissions, failed to promptly report emissions limit deviations, exceeded limits on sulfur in fuel gas on specified dates in 2005, failed in 2005 to conduct timely testing for certain emissions, submitted late a report required to be submitted in early 2006, failed to achieve a specified limitation on certain emissions in the first three quarters of 2006, and failed to timely submit a report on a 2005 emissions test. The AOC  requires certain actions to be taken by the refinery and payment of a penalty. Pursuant to the terms of the AOC, a lawsuit on this matter brought by the MDEQ in Montana state court was dismissed with prejudice in late May 2008. We paid the current owner of the Great Falls refinery $127,000 which represents our appropriate share of penalty and related amounts with respect to this matter.
In October 2008, the New Mexico Environment Department (“NMED”) issued an Amended Notice of Violation and Proposed Penalties (“Amended NOV”) to Navajo Refining Company, amending an NOV issued in February 2007. The NOV is a preliminary enforcement document issued by NMED and usually is the predicate to formal administrative or judicial enforcement. The February 2007 NOV was issued following two hazardous waste compliance evaluation inspections at the Artesia, New Mexico refinery that were conducted in April and November 2006 and alleged violations of the New Mexico Hazardous Waste Management Regulations and Navajo’s Hazardous Waste Permit. NMED proposed a civil penalty of approximately $64,000 for the February 2007 NOV. The Amended NOV includes additional alleged violations concerning post-closure care of a hazardous waste land treatment unit and the construction of a tank on the land treatment area. The Amended NOV also proposes an additional civil penalty of $350,000. We believe that we have meritorious defenses to many of the alleged violations and are entering negotiations with the NMED to resolve these matters expeditiously.
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

			Corporate		Consolidated
	Refining	HEP(1)	and Other	Eliminations	Total
	(In thousands)
Three Months Ended September 30, 2008
Sales and other revenues	$1,711,445	$30,518	$570	$(22,613)	$1,719,920
Operating expenses	$60,084	$11,033	$13	$—	$71,130
General and administrative expenses	$4	$1,596	$12,569	$—	$14,169
Depreciation and amortization	$9,666	$6,044	$1,030	$—	$16,740
Income (loss) from operations	$84,302	$11,845	$(13,171)	$—	$82,976
Capital expenditures	$83,154	$8,835	$660	$—	$92,649

Three Months Ended September 30, 2007
Sales and other revenues	$1,208,245	$—	$426	$—	$1,208,671
Operating expenses	$52,188	$—	$(3)	$—	$52,185
General and administrative expenses	$—	$—	$18,798	$—	$18,798
Depreciation and amortization	$9,574	$—	$957	$—	$10,531
Income (loss) from operations	$87,012	$—	$(19,380)	$—	$67,632
Capital expenditures	$38,829	$—	$1,855	$—	$40,684

Nine Months Ended September 30, 2008
Sales and other revenues	$4,925,022	$67,234	$1,857	$(50,387)	$4,943,726
Operating expenses	$181,483	$24,694	$20	$(184)	$206,013
General and administrative expenses	$5	$3,477	$36,351	$—	$39,833
Depreciation and amortization	$28,646	$14,274	$3,058	$—	$45,978
Income (loss) from operations	$125,922	$24,789	$(37,916)	$—	$112,795
Capital expenditures	$268,479	$21,037	$1,917	$—	$291,433

Nine Months Ended September 30, 2007
Sales and other revenues	$3,350,604	$—	$931	$—	$3,351,535
Operating expenses	$153,419	$—	$11	$—	$153,430
General and administrative expenses	$—	$—	$55,993	$—	$55,993
Depreciation and amortization	$30,504	$—	$2,119	$—	$32,623
Income (loss) from operations	$458,259	$—	$(57,503)	$—	$400,756
Capital expenditures	$103,798	$—	$9,417	$—	$113,215

(1)	HEP segment revenues from external customers were $7.9 million and $16.8 million for the three and nine months ended September 30, 2008, respectively.

			Corporate		Consolidated
	Refining	HEP	and Other	Eliminations	Total
	(In thousands)
September 30, 2008
Cash, cash equivalents and investments in marketable securities	$—	$2,118	$228,474	$—	$230,592
Total assets	$1,546,877	$449,934	$256,855	$(13,243)	$2,240,423
Total debt	$—	$364,851	$—	$—	$364,851

December 31, 2007
Cash, cash equivalents and investments in marketable securities	$—	$—	$329,784	$—	$329,784
Total assets	$1,271,163	$—	$392,782	$—	$1,663,945

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we”, “our” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person. For periods after our reconsolidation of Holly Energy Partners, L.P. (“HEP”) effective March 1, 2008, the words “we”, “our”, “ours” and “us” generally include HEP and its subsidiaries as consolidated subsidiaries of Holly Corporation with certain exceptions. This Quarterly Report on Form 10-Q contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of Holly Corporation. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.
OVERVIEW
We are principally an independent petroleum refiner operating two refineries in Artesia and Lovington, New Mexico (operated as one refinery and collectively known as the “Navajo Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”). Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At September 30, 2008, we also owned a 46% interest in Holly Energy Partners, L.P. (“HEP”), which owns and operates pipeline and terminalling assets and owns a 70% interest in Rio Grande Pipeline Company (“Rio Grande”).
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel and jet fuel in markets in the southwestern and western United States. Our sales and other revenues and net income for the nine months ended September 30, 2008 were $4,943.7 million and $70.0 million, respectively. Our sales and other revenues and net income for the nine months ended September 30, 2007 were $3,351.5 million and $284.3 million, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the nine months ended September 30, 2008 were $4,830.9 million, an increase from $2,950.8 million for the nine months ended September 30, 2007.
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
In connection with this transaction, we entered into a 15-year crude pipelines and tankage agreement with HEP (the “HEP CPTA”). Under the HEP CPTA, we agreed to transport and store volumes of crude oil on HEP’s crude pipelines and tankage facilities that, at the agreed rates, result in minimum annual payments to HEP of $26.7 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the producer price index (“PPI”), but will not decrease as a result of a decrease in the PPI. Additionally, we amended our omnibus agreement (the “Omnibus Agreement”) to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our sale to HEP for a period of up to fifteen years.
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
Under our common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the nine months ended September 30, 2008, we repurchased 3,228,489 shares at a cost of $137.1 million or an average of $42.48 per share. Since inception of our common stock repurchase initiative beginning in May 2005 through September 30, 2008, we have repurchased 16,759,395 shares at a cost of approximately $655.2 million or an average of $39.10 per share.
RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	September 30,		Change from 2007
	2008	2007	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$1,719,920	$1,208,671	$511,249	42.3%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	1,534,776	1,059,471	475,305	44.9
Operating expenses (exclusive of depreciation, depletion and amortization)	71,130	52,185	18,945	36.3
General and administrative expenses (exclusive of depreciation, depletion and amortization)	14,169	18,798	(4,629)	(24.6)
Depreciation, depletion and amortization	16,740	10,531	6,209	59.0
Exploration expenses, including dry holes	129	54	75	138.9

Total operating costs and expenses	1,636,944	1,141,039	495,905	43.5

Income from operations	82,976	67,632	15,344	22.7
Other income (expense):
Equity in earnings of HEP	—	5,564	(5,564)	(100.0)
Minority interest in earnings of HEP	(1,847)	—	(1,847)	—
Interest income	1,896	4,368	(2,472)	(56.6)
Interest expense	(7,376)	(297)	(7,079)	2,383.5

	(7,327)	9,635	(16,962)	(176.0)

Income from operations before income taxes	75,649	77,267	(1,618)	(2.1)
Income tax provision	25,750	19,141	6,609	34.5

Net income	$49,899	$58,126	$(8,227)	(14.2)%

Net income per share — basic	$1.00	$1.06	$(0.06)	(5.7)%

Net income per share — diluted	$1.00	$1.04	$(0.04)	(3.8)%

Cash dividends declared per common share	$0.15	$0.12	$0.03	25.0%

Average number of common shares outstanding:
Basic	49,717	54,819	(5,102)	(9.3)%
Diluted	50,032	55,853	(5,821)	(10.4)%

	Nine Months Ended
	September 30,		Change from 2007
	2008	2007	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,943,726	$3,351,535	$1,592,191	47.5%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation, depletion and amortization)	4,538,763	2,708,422	1,830,341	67.6
Operating expenses (exclusive of depreciation, depletion and amortization)	206,013	153,430	52,583	34.3
General and administrative expenses (exclusive of depreciation, depletion and amortization)	39,833	55,993	(16,160)	(28.9)
Depreciation, depletion and amortization	45,978	32,623	13,355	40.9
Exploration expenses, including dry holes	344	311	33	10.6

Total operating costs and expenses	4,830,931	2,950,779	1,880,152	63.7

Income from operations	112,795	400,756	(287,961)	(71.9)
Other income (expense):
Equity in earnings of HEP	2,990	13,864	(10,874)	(78.4)
Minority interest in earnings of HEP	(3,142)	—	(3,142)	—
Interest income	9,277	10,478	(1,201)	(11.5)
Interest expense	(15,619)	(840)	(14,779)	1,759.4

	(6,494)	23,502	(29,996)	(127.6)

Income from operations before income taxes	106,301	424,258	(317,957)	(74.9)
Income tax provision	36,301	139,963	(103,662)	(74.1)

Net income	$70,000	$284,295	$(214,295)	(75.4)%

Net income per share — basic	$1.39	$5.17	$(3.78)	(73.1)%

Net income per share — diluted	$1.38	$5.08	$(3.70)	(72.8)%

Cash dividends declared per common share	$0.45	$0.34	$0.11	32.4%

Average number of common shares outstanding:
Basic	50,339	54,988	(4,649)	(8.5)%
Diluted	50,717	56,017	(5,300)	(9.5)%
Balance Sheet Data (Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$230,592	$329,784
Working capital	$85,920	$216,541
Total assets	$2,240,423	$1,663,945
Long-term debt — HEP	$340,851	$—
Stockholders’ equity	$509,917	$593,794

Other Financial Data (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net cash provided by (used for) operating activities	$46,081	$(23,884)	$160,694	$256,700
Net cash provided by (used for) investing activities	$(46,076)	$(6,158)	$25,408	$(280,579)
Net cash used for financing activities	$(18,768)	$(38,061)	$(144,463)	$(91,204)
Capital expenditures	$92,649	$40,684	$291,433	$113,215
EBITDA (1)	$97,869	$83,727	$158,621	$447,243

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. We are reporting EBITDA from continuing operations. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segment are included in Corporate and Other and includes the operations of Holly Corporation, our parent company, and a small-scale oil and gas exploration and production program.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Sales and other revenues
Refining(1)	$1,711,445	$1,208,245	$4,925,022	$3,350,604
HEP(2)	30,518	—	67,234	—
Corporate and Other	570	426	1,857	931
Eliminations	(22,613)	—	(50,387)	—

Consolidated	$1,719,920	$1,208,671	$4,943,726	$3,351,535

Operating income (loss)
Refining(1)	$84,302	$87,012	$125,922	$458,259
HEP(2)	11,845	—	24,789	—
Corporate and Other	(13,171)	(19,380)	(37,916)	(57,503)
Eliminations	—	—	—	—

Consolidated	$82,976	$67,632	$112,795	$400,756

(1)	The Refining segment includes the operations of our Navajo Refinery, Woods Cross Refinery and Holly Asphalt Company. The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel, and includes our Navajo Refinery and Woods Cross Refinery. The petroleum products produced by the Refining segment are marketed in Texas, New Mexico, Arizona, Utah, Wyoming, Idaho, Washington and northern Mexico. The Refining segment also includes Holly Asphalt Company which manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.

(2)	The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation). HEP owns and operates a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico and Utah. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through their pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at their storage tanks and terminals. The HEP segment also includes a 70% interest in Rio Grande which provides petroleum products transportation services. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest in Rio Grande.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Navajo Refinery
Crude charge (BPD) (1)	78,610	76,100	78,200	78,550
Refinery production (BPD) (2)	88,710	81,110	86,780	86,030
Sales of produced refined products (BPD)	88,920	80,500	87,630	85,500
Sales of refined products (BPD) (3)	94,760	99,000	96,290	98,740

Refinery utilization (4)	92.5%	89.5%	92.0%	93.9%

Average per produced barrel (5)
Net sales	$133.44	$88.46	$122.82	$85.88
Cost of products (6)	120.75	77.80	113.76	67.32

Refinery gross margin	12.69	10.66	9.06	18.56
Refinery operating expenses (7)	4.92	4.69	4.96	4.37

Net operating margin	$7.77	$5.97	$4.10	$14.19

Feedstocks:
Sour crude oil	75%	84%	79%	79%
Sweet crude oil	13%	8%	10%	9%
Other feedstocks and blends	12%	8%	11%	12%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	56%	57%	57%	58%
Diesel fuels	34%	31%	33%	30%
Jet fuels	1%	3%	1%	3%
Fuel oil	3%	3%	3%	3%
Asphalt	3%	3%	3%	3%
LPG and other	3%	3%	3%	3%

Total	100%	100%	100%	100%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Woods Cross Refinery(8)
Crude charge (BPD) (1)	14,400	22,130	21,090	24,180
Refinery production (BPD) (2)	15,080	22,580	21,330	25,460
Sales of produced refined products (BPD)	17,250	25,250	22,090	26,490
Sales of refined products (BPD) (3)	18,450	25,550	23,470	26,760

Refinery utilization (4)	55.4%	85.1%	81.1%	93.0%

Average per produced barrel (5)
Net sales	$145.86	$93.06	$124.98	$86.69
Cost of products (6)	117.82	73.27	108.40	64.91

Refinery gross margin	28.04	19.79	16.58	21.78
Refinery operating expenses (7)	8.78	5.01	7.59	4.66

Net operating margin	$19.26	$14.78	$8.99	$17.12

Feedstocks:
Sour crude oil	—%	1%	1%	1%
Sweet crude oil	68%	77%	74%	76%
Black wax crude oil	23%	15%	20%	14%
Other feedstocks and blends	9%	7%	5%	9%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	59%	59%	63%	60%
Diesel fuels	35%	30%	28%	29%
Jet fuels	1%	3%	1%	2%
Fuel oil	3%	6%	5%	6%
Asphalt	1%	1%	1%	1%
LPG and other	1%	1%	2%	2%

Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	93,010	98,230	99,290	102,730
Refinery production (BPD) (2)	103,790	103,690	108,110	111,490
Sales of produced refined products (BPD)	106,170	105,750	109,720	111,990
Sales of refined products (BPD) (3)	113,210	124,550	119,760	125,500

Refinery utilization (4)	83.8%	88.5%	89.5%	93.7%

Average per produced barrel (5)
Net sales	$135.45	$89.56	$123.25	$86.07
Cost of products (6)	120.28	76.72	112.68	66.75

Refinery gross margin	15.17	12.84	10.57	19.32
Refinery operating expenses (7)	5.55	4.77	5.49	4.44

Net operating margin	$9.62	$8.07	$5.08	$14.88

Feedstocks:
Sour crude oil	64%	66%	63%	61%
Sweet crude oil	21%	23%	23%	25%
Black wax crude oil	3%	3%	4%	3%
Other feedstocks and blends	12%	8%	10%	11%

Total	100%	100%	100%	100%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales of produced refined products:
Gasolines	57%	57%	58%	59%
Diesel fuels	34%	31%	32%	29%
Jet fuels	1%	3%	1%	3%
Fuel oil	3%	4%	3%	4%
Asphalt	3%	3%	3%	2%
LPG and other	2%	2%	3%	3%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at the crude units at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased from 109,000 BPSD to 111,000 BPSD in mid-year 2007.

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are located under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Transportation costs billed from HEP are included in cost of products.

(7)	Represents operating expenses of our refinery, exclusive of depreciation, depletion and amortization.

(8)	There was a major maintenance turnaround at the Woods Cross Refinery during the 2008 third quarter.
Results of Operations — Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net income for the three months ended September 30, 2008 was $49.9 million ($1.00 per basic and diluted share) compared to net income of $58.1 million ($1.06 per basic and $1.04 per diluted share) for the three months ended September 30, 2007. Net income decreased $8.2 million for the third quarter of 2008 compared to the third quarter of 2007 due principally to higher income taxes, higher operating costs and reduced third quarter production at our Woods Cross Refinery resulting from a scheduled major maintenance turnaround. These factors were partially offset by the effects of an overall increase in refined product margins, increased production at our Navajo Refinery and decrease in general and administrative expense. Overall refinery gross margins for the three months ended September 30, 2008 were $15.17 per produced barrel compared to $12.84 for the three months ended September 30, 2007.
Overall production levels for the three months ended September 30, 2008 were relatively flat compared to the same period of 2007. Current year third quarter production gains at our Navajo Refinery were offset by a decline in production at our Woods Cross Refinery resulting from a scheduled major maintenance turnaround in the third quarter.
Sales and Other Revenues
Sales and other revenues increased 42% from $1,208.7 million for the three months ended September 30, 2007 to $1,719.9 million for the three months ended September 30, 2008, due principally to higher refined product sales prices, partially offset by a decrease in volumes of refined products sold. Also contributing to increased revenues, was a $116.4 million increase in direct sales of excess crude oil. The average sales price we received per produced barrel sold increased 51% from $89.56 for the third quarter of 2007 to $135.45 for the third quarter of 2008. The total volume of refined products sold for the three months ended September 30, 2008 decreased 9% compared to the third quarter of 2007 due to a decrease in sales volumes of produced refined products purchased for resale. Additionally, sales and other revenues for the three months ended September 30, 2008, includes $7.9 million in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties due to our reconsolidation of HEP effective March 1, 2008.

Cost of Products Sold
Cost of products sold increased 45% from $1,059.5 million for the three months ended September 30, 2007 to $1,534.8 million for the three months ended September 30, 2008, due principally to significantly higher crude oil costs. The average price we paid per produced barrel sold for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 57% from $76.72 for the third quarter of 2007 to $120.28 for the third quarter of 2008. This increase was partially offset by the effects of a 9% decrease in third quarter year-over-year volumes of refined products sold. Also during the three months ended September 30, 2008, we recognized a $4.2 million reduction in cost of products sold resulting from the liquidation of certain LIFO quantities of inventory that were carried at lower costs as compared to current.
Gross Refinery Margins
Gross refining margin per produced barrel increased 18% from $12.84 for the three months ended September 30, 2007 to $15.17 for the three months ended September 30, 2008 due to an increase in the average sales price we received per produced barrel sold, partially offset by the effects of an increase in the average price we paid per barrel of crude oil and feedstocks. Gross refinery margin does not include the effects of depreciation, depletion and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation, depletion and amortization, increased 36% from $52.2 million for the three months ended September 30, 2007 to $71.1 million for the three months ended September 30, 2008, due principally to the inclusion of $11.0 million in operating costs attributable to HEP as a result of our reconsolidation effective March 1, 2008 and higher refinery utility and payroll costs.
General and Administrative Expenses
General and administrative expenses decreased 25% from $18.8 million for the three months ended September 30, 2007 to $14.2 million for the three months ended September 30, 2008, due principally to a decrease in equity-based compensation expense and the exclusion of certain information system implementation expenses that were incurred in 2007. Equity based compensation is to some extent affected by our stock price. Additionally, general and administrative expenses for the third quarter of 2008, includes $1.6 million in expenses related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization increased 59% from $10.5 million for the three months ended September 30, 2007 to $16.7 million for the three months ended September 30, 2008 due to principally to the inclusion of $6.0 million in depreciation and amortization related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Equity in Earnings of HEP
Effective March 1, 2008, we reconsolidated HEP and no longer account for our investment in HEP under the equity method of accounting. Our equity in earnings of HEP for the three months ended September 30, 2007 was $5.6 million.
Minority Interests
Minority interests in income for the three months ended September 30, 2008 reduced our income by $1.8 million and represents the noncontrolling interest in HEP’s earnings.
Interest Income
Interest income for the three months ended September 30, 2008 was $1.9 million compared to $4.4 million for the three months ended September 30, 2007 due to the combined effects of a decrease in cash available for investments in marketable securities and a lower interest rate environment.

Interest Expense
Interest expense was $7.4 million for the three months ended September 30, 2008 compared to $0.3 million for the three months ended September 30, 2007. The increase in interest expense was due principally to the inclusion of $5.6 million in interest expense related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Income Taxes
Income taxes increased 35% from $19.1 million for the three months ended September 30, 2007 to $25.8 million for the three months ended September 30, 2008. Our effective tax rate for the third quarter of 2008 was 34.0% compared to 24.8% for the third quarter of 2007. Our effective tax rate for the three months ended September 30, 2007 was unusually low due to the utilization of low sulfur diesel fuel production tax credits in 2007 and the effects of a higher estimated effective tax rate during the first half of 2007 as compared to the nine months ended September 30, 2007.
Results of Operations — Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Summary
Net income for the nine months ended September 30, 2008 was $70.0 million ($1.39 per basic and $1.38 per diluted share) compared to net income of $284.3 million ($5.17 per basic and $5.08 per diluted share) for the nine months ended September 30, 2007. Net income for the first nine months of 2008 decreased $214.3 million compared to the first nine months of 2007 due principally to the effects of significantly reduced refined product gross margins during the first half of 2008 and increased operating expenses. Overall refinery gross margins for the nine months ended September 30, 2008 were $10.57 per produced barrel compared to $19.32 for the nine months ended September 30, 2007.
Overall production levels for the nine months ended September 30, 2008 decreased 3% compared to the same period of 2007 due principally to unplanned downtime and power outages at our refineries during the current year’s second quarter and a scheduled major maintenance turnaround at our Woods Cross Refinery during the third quarter of 2008.
Sales and Other Revenues
Sales and other revenues increased 48% from $3,351.5 million for the nine months ended September 30, 2007 to $4,943.7 million for the nine months ended September 30, 2008, due principally to higher refined product sales prices, partially offset by a 5% decrease in volumes of refined products sold. Also contributing to increased revenues, was a $480.4 million increase in direct sales of excess crude oil. The average sales price we received per produced barrel sold increased 43% from $86.07 for the nine months ended September 30, 2007 to $123.25 for the nine months ended September 30, 2008. The decrease in volumes of refined products sold was principally due to the effects of production downtime discussed above and a decrease in sales volumes of produced refined products purchased for resale. Additionally, sales and other revenues for the nine months ended September 30, 2008, includes $16.8 million in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties due to our reconsolidation of HEP effective March 1, 2008.
Cost of Products Sold
Cost of products sold increased 68% from $2,708.4 million for the nine months ended September 30, 2007 to $4,538.8 million for the nine months ended September 30, 2008, due principally to significantly higher crude oil costs. The average price we paid per barrel of crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 69% from $66.75 for the nine months ended September 30, 2007 to $112.68 for the nine months ended September 30, 2008. This increase was partially offset by the effects of a 5% decrease in year-over-year volumes of refined product sold. Also during the nine months ended September 30, 2008, we recognized a $8.2 million reduction in cost of products sold resulting from the liquidation of certain LIFO quantities of inventory that were carried at lower costs as compared to current.
Gross Refinery Margins
Gross refining margin per produced barrel decreased 45% from $19.32 for the nine months ended September 30, 2007 to $10.57 for the nine months ended September 30, 2008 due to an increase in the average price we paid per produced barrel of crude oil and feedstocks, partially offset by the effects of an increase in the average sales price we received per produced barrel sold. Gross refinery margin does not include the effects of depreciation, depletion and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation, depletion and amortization increased 34% from $153.4 million for the nine months ended September 30, 2007 to $206.0 million for the nine months ended September 30, 2008, due principally to the inclusion of $24.7 million in operating costs attributable to HEP as a result of our reconsolidation of HEP effective March 1, 2008. Additionally, higher refinery utility and payroll costs along with increased maintenance costs associated with unplanned downtime contributed to this increase.
General and Administrative Expenses
General and administrative expenses decreased 29% from $56.0 million for the nine months ended September 30, 2007 to $39.8 million for the nine months ended September 30, 2008, due principally to a decrease in equity-based compensation expense which is to some extent affected by our stock price. Additionally, general and administrative expenses for the nine months ended September 30, 2008, includes $3.5 million in expenses related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Depreciation, Depletion and Amortization Expenses
Depreciation, depletion and amortization increased 41% from $32.6 million for the nine months ended September 30, 2007 to $46.0 million for the nine months ended September 30, 2008, due principally to the inclusion of $14.3 million in depreciation and amortization related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Equity in Earnings of HEP
Our equity in earnings of HEP was $3.0 million for the nine months ended September 30, 2008 compared to $13.9 million for the nine months ended September 30, 2007. Our equity in earnings of HEP for the nine months ended September 30, 2008 represents our interest in HEP’s earnings through February 29, 2008. Effective March 1, 2008, we reconsolidated HEP and no longer account for our investment in HEP under the equity method of accounting.
Minority Interests
Minority interests in income for the nine months ended September 30, 2008 reduced our income by $3.1 million and represents the noncontrolling interest in HEP’s earnings for the period from March 1, 2008 through September 30, 2008.
Interest Income
Interest income for the nine months ended September 30, 2008 was $9.3 million compared to $10.5 million for the nine months ended September 30, 2007.
Interest Expense
Interest expense was $15.6 million for the nine months ended September 30, 2008 compared to $0.8 million for the nine months ended September 30, 2007. The increase in interest expense was due principally to the inclusion of $13.3 million in interest expense related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Income Taxes
Income taxes decreased 74% from $140.0 million for the nine months ended September 30, 2007 to $36.3 million for the nine months ended September 30, 2008 due to lower pre-tax earnings during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our effective tax rate for the nine months ended September 30, 2008 was 34.2% compared to 33.0% for the nine months ended September 30, 2007. We realized a lower effective tax rate during the first nine months of 2007 due principally to a higher utilization of ULSD tax credits in 2007 that were exhausted in 2008.

LIQUIDITY AND CAPITAL RESOURCES
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. We also invest available cash in highly-rated marketable debt securities primarily issued by government entities that have maturities greater than three months. These securities include investments in variable rate demand notes (“VRDN”). Although VRDN may have long-term stated maturities, generally 15 to 30 years, we have designated these securities as available-for-sale and have classified them as current because we view them as available to support our current operations. Rates on VRDN are typically reset either daily or weekly and may be liquidated at par on the rate reset date. We also invest in other marketable debt securities with the maximum maturity of any individual issue not greater than two years from the date of purchase. All of these instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income or loss. As of September 30, 2008, we had cash and cash equivalents of $136.0 million, marketable securities with maturities under one year of $78.4 million and marketable securities with maturities greater than one year, but less than two years, of $16.2 million.
Cash and cash equivalents increased by $41.6 million during the nine months ended September 30, 2008. The combined cash provided by operating activities of $160.7 million and investing activities of $25.4 million exceeded cash used for financing activities of $144.5 million. Working capital decreased by $130.6 million during the nine months ended September 30, 2008. This decrease was due principally to the effects of a $72.0 million increase in accounts payable and accrued liabilities, $24.0 million in HEP net short-term borrowings and miscellaneous year-over-year changes in collections and payments.
In March 2008, we entered into an amended and restated $175.0 million senior secured revolving credit agreement (the “Credit Agreement”) that amends and restates our previous credit agreement in its entirety with Bank of America as administrative agent and lender. The Credit Agreement has a term of five years and an option to increase the facility to $300.0 million subject to certain conditions. This credit facility expires in 2013 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general corporate purposes. We were in compliance with all covenants at September 30, 2008. At September 30, 2008, we had outstanding letters of credit totaling $2.5 million, and no outstanding borrowings under our credit facility. At that level of usage, the unused commitment under our credit facility was $172.5 million at September 30, 2008.
There are currently a total of nine lenders under our $175.0 million Credit Agreement with individual commitments ranging from $15.0 million to $27.5 million. If any particular lender could not honor its commitment, we believe the unused capacity under our credit agreement, which is $172.5 million as of September 30, 2008, would be available to meet our borrowing needs. Additionally, we have reviewed publicly available information on our lenders in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the credit agreement. We have not experienced, nor do we expect to experience, any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, we believe there would be alternative lenders or options available.
HEP has a $300.0 million senior secured revolving credit agreement (the “HEP Credit Agreement”) with Union Bank of California, N.A. as one of the lenders and as administrative agent and an option to increase the facility to $370.0 million subject to certain conditions. The HEP Credit Facility expires in August 2011 and may be used to fund working capital requirements, capital expenditures, acquisitions or other general partnership purposes. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets. HEP assets that are included in our Consolidated Balance Sheets at September 30, 2008 consist of $2.1 million in cash and cash equivalents, $16.6 million in trade accounts receivable and other current assets, $376.7 million in property, plant and equipment, net and $53.7 million in intangible and other assets. Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., their general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than their investment in HEP, are not significant. Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C. and Woods Cross Refining Company, L.L.C., three of our subsidiaries, have agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to $171.0 million aggregate principal amount outstanding under the HEP Credit Agreement.
There are currently a total of thirteen lenders under the HEP Credit Agreement with individual commitments ranging from $15.0 million to $40.0 million. If any particular lender could not honor its commitment, HEP has unused capacity available under their credit agreement, which is $105.0 million as of September 30, 2008, to meet their borrowing needs. Additionally, publicly available information on these lenders is reviewed in order to monitor their financial stability and assess their ongoing ability to honor their commitments under the credit agreement. HEP has not experienced, nor do they expect to experience, any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, HEP believes there would be alternative lenders or options available.
The HEP senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (“HEP Senior Notes”). The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes. Indebtedness under the HEP Senior Notes is recourse to HEP Logistics Holdings, L.P., their general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than their investment in HEP, are not significant. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service on up to $35.0 million of the principal amount of the HEP Senior Notes.
At September 30, 2008, the carrying amount of HEP’s long-term debt was as follows:

(In thousands)
HEP Credit Agreement	$195,000
HEP Senior Notes
Principal	185,000
Unamortized discount	(16,110)
Fair value hedge – interest rate swap	961

169,851

Total debt	364,851
Less short-term borrowings under HEP Credit Agreement	24,000

Total long-term debt	$340,851

See “Risk Management” for a discussion of HEP’s interest rate swaps.
Under our common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. Under our common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the nine months ended September 30, 2008, we repurchased 3,228,489 shares at a cost of $137.1 million or an average of $42.48 per share. Since inception of our common stock repurchase initiative beginning in May 2005 through September 30, 2008, we have repurchased 16,759,395 shares at a cost of approximately $655.2 million or an average of $39.10 per share. At September 30, 2008, we had $44.8 million of authorized repurchases remaining under our program.
We believe our current cash, cash equivalents and marketable securities, along with future internally generated cash flow and funds available under our credit facilities provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future as well as allow us to continue payment of quarterly dividends and distributions by HEP to its minority interest holders. In addition, components of our growth strategy may include construction of new refinery processing units and the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. Our ability to acquire complementary assets will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control.
Cash Flows — Operating Activities
Net cash flows provided by operating activities were $160.7 million for the nine months ended September 30, 2008 compared to $256.7 million for the nine months ended September 30, 2007, a decrease of $96.0 million. Net income for the nine months ended September 30, 2008 was $70.0 million, a decrease of $214.3 million from net income of $284.3 million for the nine months ended September 30, 2007. Additionally, the non-cash adjustments to net income of depreciation and amortization, deferred taxes, minority interest in earnings of HEP and equity-based compensation resulted in an increase to operating cash flows of $56.2 million for the nine months ended September 30, 2008 compared to $52.4 million for the nine months ended September 30, 2007. Distributions in excess of equity in earnings of HEP for the nine months ended September 30, 2008 increased to $3.1 million compared to $3.0 million for the nine months ended September 30, 2007. Changes in working capital items increased cash flows by $65.7 million for the nine months ended September 30, 2008, compared to a decrease of $68.6 million for the nine months ended September 30, 2007. For the first nine months of 2008, inventories increased by $0.1 million, compared to an increase of $50.1 million for the first nine months of 2007. Also for the first nine months of 2008, accounts receivable increased by $9.0 million, compared to an increase of $184.9 million for the first nine months of 2007 and accounts payable increased by $65.7 million, compared to a increase of $171.8 million for the first nine months of 2007. Additionally, for the first nine months of 2008, turnaround expenditures were $29.4 million compared to zero for the first nine months of 2007.
Cash Flows — Investing Activities and Capital Projects
Net cash flows provided by investing activities were $25.4 million for the nine months ended September 30, 2008 compared to net cash flows used for investing activities of $280.6 million for the nine months ended September 30, 2007, a net change of $306.0 million. Cash expenditures for property, plant and equipment for the first nine months of 2008 totaled $291.4 million compared to $113.2 million for the same period in 2007. Capital expenditures for the nine months ended September 30, 2008 include $21.0 million attributable to HEP. We also invested $377.2 million in marketable securities and received proceeds of $516.1 million from the sale and maturity of marketable securities during the nine months ended September 30, 2008. Additionally for the nine months ended September 30, 2008, we received $171.0 million in proceeds from our sale of the Crude Pipelines and Tankage Assets to HEP on February 29, 2008. We are also presenting HEP’s March 1, 2008 cash balance as an inflow as a result of our reconsolidation of HEP effective March 1, 2008. For the nine months ended September 30, 2007, we invested $561.8 million in marketable securities and received proceeds of $394.4 million from the sale or maturity of marketable securities.
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
At the Navajo Refinery, we are expanding refinery capacity to 100,000 BPSD in Phase I and then in Phase II, developing the capability to run up to 40,000 BPSD of heavy Canadian type crudes. Phase I requires the installation of a new 15,000 BPSD mild hydrocracker, 28 MMSCFSD hydrogen plant, and the expansion of our Lovington crude and vacuum units. Phase I is expected to be mechanically complete in the first quarter of 2009 and was originally estimated to cost $163.0 million. The total cost of Phase I is now expected to be approximately $173.0 million. The added costs were associated with permit timing delays, scope changes due to permit required pollution control equipment that was not anticipated, material escalation, and increased labor rates.
Phase II involves the installation of a new 18,000 BPSD solvent deasphalter and the revamp of our Artesia crude and vacuum units. Phase II is expected to be mechanically complete in the fourth quarter of 2009 and was originally estimated to cost $84.0 million. The total cost of Phase II is now expected to be approximately $91.0 million. The added costs were associated with better scope definition on the Artesia crude and vacuum unit revamp portion of the overall project and material escalation.
We are also proceeding with a project to add asphalt tankage at the Navajo Refinery and at the Holly Asphalt facility in Artesia, New Mexico to enhance asphalt economics by storing asphalt during the lower priced winter months. These asphalt tank additions and an approved upgrade of our rail loading facilities at the Artesia refinery are estimated to cost approximately $15.0 million and are expected to be completed at the same time as the Phase II project.
The Navajo Refinery is also installing a new 100 ton per day sulfur recovery unit which is scheduled for mechanical completion early in the first quarter of 2009. The project was originally estimated to cost $26.0 million and is now projected to cost $29.0 million. The added costs were associated permit delays, material escalation, and increased labor rates.
Once the Navajo projects discussed above are complete, the Navajo system will be able to process 100,000 BPSD of crude with up to 40% of that crude being price disadvantaged heavy Canadian. The projects will also increase the yield of diesel, supply Holly Asphalt with all their performance grade asphalt requirements, increase refinery liquid volume yield, increase the refinery’s capacity to process outside feedstocks, and enable the refinery to meet new low sulfur gasoline specifications required by the EPA.
At the Woods Cross Refinery, we are increasing the refinery’s capacity from 26,000 BPSD to 31,000 BPSD while increasing its ability to process price disadvantaged crude. The project involves installing a new 15,000 BPSD mild hydrocracker, sulfur recovery facilities, black wax desalting equipment and black wax unloading systems. Total cost of this project is now expected to be approximately $120.0 million versus our original $105.0 million estimate. Increased costs resulted from offsite scope additions, material escalation, and increased labor rates. The projects are expected to be mechanically complete in the fourth quarter of 2008, and we have started the commissioning processes on selected pieces of the project. The projects will also provide the necessary infrastructure for future expansions of crude capacity and enable the refinery to meet new low sulfur gasoline specifications as required by the EPA.
To fully take advantage of the economics on the Woods Cross expansion project, additional crude pipeline capacity will be required to move Canadian crude to the Woods Cross Refinery. HEP’s joint venture pipeline with Plains All American Pipeline, L.P. (“Plains”) will allow our Woods Cross Refinery to ship additional crude oil into the Salt Lake City area. HEP’s joint venture project with Plains is further described under the HEP section of this discussion of planned capital expenditures.
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
In July 2008, we announced an agreement by one of our subsidiaries to transport crude oil on Centurion Pipeline L.P.’s pipeline from Cushing, Oklahoma to Slaughter, Texas. Our Board of Directors has approved capital expenditures of up to $90.0 million to build the necessary infrastructure including a 70-mile pipeline from Slaughter, Texas to Lovington, New Mexico, and a 65-mile pipeline from Lovington to Artesia, New Mexico. We plan to grant HEP the option to purchase these transportation assets upon our completion of the project. We expect to complete this project in the third quarter of 2009.
In 2008, we expect to spend approximately $380.0 million on currently approved capital projects, including sustaining capital and turnaround costs. This amount consists of certain carryovers of capital projects from previous years, less carryovers to subsequent years of certain of the currently approved capital projects.
In October 2004, the American Jobs Creation Act of 2004 (“2004 Act”) was signed into law. Among other things, the 2004 Act creates tax incentives for small business refiners incurring costs to produce ULSD. The 2004 Act provided an immediate deduction of 75% of certain costs paid or incurred to comply with the ULSD standards, and a tax credit based on ULSD production of up to 25% of those costs. We estimate the tax savings that we derive from planned capital expenditures associated with the 2004 Act will result in a reduction in our income tax expense of approximately $1.7 million in 2008, representing the difference between the value of allowed credits under the 2004 Act as compared to the value of depreciating the investments. In August 2005, the Energy Policy Act of 2005 (“2005 Act”) was signed into law. Among other things, the 2005 Act created tax incentives for refiners by providing for an immediate deduction of 50% of certain refinery capacity expansion costs when the expansion assets are placed in service. We believe the capacity expansion projects at the Navajo and Woods Cross Refineries will qualify for this deduction.
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
In October 2007, we entered into an agreement with HEP that amends the 15-year pipelines and terminals agreement (“HEP PTA”) under which HEP has agreed to expand their South System between Artesia, New Mexico and El Paso, Texas. The expansion of the South System will include replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $48.3 million. Currently, HEP is expecting to complete the majority of this project in early 2009.
In November 2007, HEP executed a definitive agreement with Plains to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains, for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area (the “SLC Pipeline”). Under the agreement, the SLC Pipeline will be owned by a joint venture company which will be owned 75% by Plains and 25% by HEP. Subject to the actual cost of the SLC Pipeline, HEP will purchase their 25% interest in the joint venture in early 2009, when the SLC Pipeline is expected to become fully operational. The SLC Pipeline will allow various refiners in the Salt Lake City area, including our Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah, which is currently flowing on Plains’ Rocky Mountain Pipeline. The total cost of HEP’s investment in the SLC Pipeline is expected to be $28.0 million, including a $2.5 million finder’s fee that is payable to us upon the closing of their investment in the SLC Pipeline.
HEP is also studying several other projects, which are in various stages of analysis.
Cash Flows — Financing Activities
Net cash flows used for financing activities were $144.5 million for the nine months ended September 30, 2008 compared to $91.2 million for the nine months ended September 30, 2007, an increase of $53.3 million. For the period from March 1, 2008 through September 30, 2008, HEP had net short-term borrowing of $24.0 million under the HEP Credit Agreement, paid $0.1 million in deferred financing costs and purchased $0.8 million in HEP common units in the open market for restricted unit grants. Under our common stock repurchase program, we purchased treasury stock of $151.1 million during the nine months ended September 30, 2008 and $84.1 million during the nine months ended September 30, 2007. Our treasury stock purchases for the nine months ended September 30, 2008 and 2007, include $2.0 million and $5.1 million, respectively, in common stock purchased from certain officers and other key employees, at market prices, made under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of executives who did not elect to satisfy such taxes by other means. During the nine months ended September 30, 2008, we paid $21.6 million in dividends, received a $15.0 million contribution from our UNEV Pipeline joint venture partner, received $0.5 million for common stock issued upon exercise of stock options, and recognized $4.3 million in excess tax benefits on our equity based compensation. Also during this period, HEP paid $14.6 million in distributions to its minority interest holders. During the nine months ended September 30, 2007, we paid $16.7 million in dividends, received $0.6 million for common stock issued upon exercise of stock options and recognized $8.9 million in excess tax benefits on our equity based compensation.
Contractual Obligations and Commitments
Holly Corporation
In connection with HEP’s purchase of the Crude Pipelines and Tankage Assets, we entered into a 15-year crude pipelines and tankage agreement with HEP. Under the HEP CPTA, we agreed to transport and store volumes of crude oil on HEP’s crude pipelines and tankage facilities that, at the agreed rates, result in minimum annual payments to HEP of $26.7 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the PPI, but will not decrease as a result of a decrease in the PPI. Additionally, we amended the Omnibus Agreement to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our sale to HEP for a period of up to fifteen years.
Other than the HEP CPTA discussed above, there were no other significant changes to our contractual obligations and commitments during the nine months ended September 30, 2008.
HEP
For the three months ended September 30, 2008, HEP had net borrowings of $4.0 million resulting in total borrowings under the HEP Credit Agreement of $195.0 million at September 30, 2008, of which $24.0 million was classified as current obligations.
There were no significant changes to HEP’s other contractual obligations since our reconsolidation of HEP in March 2008. The following shows HEP’s long-term contractual obligations, excluding the HEP Credit Agreement, as of March 31, 2008:

		Payments Due by Period
		Less than			Over 5
	Total	1 Year	2-3 Years	4-5 Years	Years
	(In thousands)
HEP Senior Notes – principal	$185,000	$—	$—	$—	$185,000
Interest on debt	112,299	20,523	41,046	27,605	23,125
Pipeline operating lease	54,161	5,855	11,711	11,711	24,884
Right of way leases	1,522	402	144	296	680
Other	23,102	5,066	4,806	4,305	8,925

Total	$376,084	$31,846	$57,707	$43,917	$242,614

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
During the three and nine months ended September 30, 2008 we recognized reductions of $4.2 million and $8.2 million, respectively, in reductions to cost of products sold resulting from the liquidation of certain LIFO quantities of asphalt inventory that were carried at lower costs as compared to current.
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
As of September 30, 2008, HEP had two interest rate swap contracts.
HEP entered into an interest rate swap to hedge their exposure to the cash flow risk caused by the effects of LIBOR changes on their $171.0 million credit agreement advance that was used to finance their purchase of the Crude Pipelines and Tankage Assets. This interest rate swap effectively converts their $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 2.0%, that results in a September 30, 2008 effective interest rate of 5.74%. The maturity of this swap contract is February 28, 2013. HEP intends to renew the Credit Agreement prior to its expiration in August 2011 and continue to finance the $171.0 million balance until the swap matures.
HEP has designated this interest rate swap as a cash flow hedge. Based on their assessment of effectiveness using the change in variable cash flows method, they determined that the interest rate swap is effective in offsetting the variability in interest payments on their $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest payments on the variable leg of their swap against the expected future interest payments on their $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of September 30, 2008, HEP had no ineffectiveness on our cash flow hedge.
HEP also has an interest rate swap contract that effectively converts interest expense associated with $60.0 million of their 6.25% senior notes from a fixed to a variable rate. Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 3.97% at September 30, 2008. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge and meets the requirements to assume no ineffectiveness. Accordingly, HEP uses the “shortcut” method of accounting. Under this method, HEP adjusts the carrying value of the swap to its fair value on a quarterly basis, with an offsetting entry to their senior notes, effectively adjusting the carrying value of $60.0 million of principal on the HEP Senior Notes to its fair value.
Additional information on HEP’s interest rate swaps are as follows:

		Fair Value	Location of Offsetting
Interest Rate Swaps	Balance Sheet Location	(In thousands)	Balance
Cash flow hedge — $171 million LIBOR based debt	Other assets	$825	Accumulated other comprehensive loss

Fair value hedge — $60 million of 6.25% Senior Notes	Other assets	$961	Long-term debt
In October HEP entered into an additional interest rate swap contract to effectively convert their existing swap on $60.0 million of the HEP Senior Notes as discussed above from variable rate debt back to fixed rate debt.
We have reviewed publicly available information on our counterparties in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the interest rate swap contracts. We have not, nor do we expect to experience any difficulty in the counterparties honoring their respective commitments.
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
Set forth below is our calculation of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Income	$49,899	$58,126	$70,000	$284,295
Add provision for income tax	25,750	19,141	36,301	139,963
Add interest expense	7,376	297	15,619	840
Subtract interest income	(1,896)	(4,368)	(9,277)	(10,478)
Add depreciation, depletion and amortization	16,740	10,531	45,978	32,623

EBITDA	$97,869	$83,727	$158,621	$447,243

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average per produced barrel:

Navajo Refinery
Net sales	$133.44	$88.46	$122.82	$85.88
Less cost of products	120.75	77.80	113.76	67.32

Refinery gross margin	$12.69	$10.66	$9.06	$18.56

Woods Cross Refinery
Net sales	$145.86	$93.06	$124.98	$86.69
Less cost of products	117.82	73.27	108.40	64.91

Refinery gross margin	$28.04	$19.79	$16.58	$21.78

Consolidated
Net sales	$135.45	$89.56	$123.25	$86.07
Less cost of products	120.28	76.72	112.68	66.75

Refinery gross margin	$15.17	$12.84	$10.57	$19.32

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$12.69	$10.66	$9.06	$18.56
Less refinery operating expenses	4.92	4.69	4.96	4.37

Net operating margin	$7.77	$5.97	$4.10	$14.19

Woods Cross Refinery
Refinery gross margin	$28.04	$19.79	$16.58	$21.78
Less refinery operating expenses	8.78	5.01	7.59	4.66

Net operating margin	$19.26	$14.78	$8.99	$17.12

Consolidated
Refinery gross margin	$15.17	$12.84	$10.57	$19.32
Less refinery operating expenses	5.55	4.77	5.49	4.44

Net operating margin	$9.62	$8.07	$5.08	$14.88

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Navajo Refinery
Average sales price per produced barrel sold	$133.44	$88.46	$122.82	$85.88
Times sales of produced refined products sold (BPD)	88,920	80,500	87,630	85,500
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$1,091,625	$655,135	$2,948,984	$2,004,568

Woods Cross Refinery
Average sales price per produced barrel sold	$145.86	$93.06	$124.98	$86.69
Times sales of produced refined products sold (BPD)	17,250	25,250	22,090	26,490
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$231,480	$216,178	$756,461	$626,922

Sum of refined product sales from produced products sold from our two refineries (4)	$1,323,105	$871,313	$3,705,445	$2,631,490
Add refined product sales from purchased products and rounding (1)	83,435	150,574	338,933	321,443

Total refined product sales	1,406,540	1,021,887	4,044,378	2,952,933
Add direct sales of excess crude oil(2)	259,725	143,277	777,162	296,800
Add other refining segment revenue(3)	45,180	43,081	103,482	100,871

Total refining segment revenue	1,711,445	1,208,245	4,925,022	3,350,604
Add HEP segment sales and other revenues	30,518	—	67,234	—
Add corporate and other revenues	570	426	1,857	931
Subtract consolidations and eliminations	(22,613)	—	(50,387)	—

Sales and other revenues	$1,719,920	$1,208,671	$4,943,726	$3,351,535

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt Company and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average sales price per produced barrel sold	$135.45	$89.56	$123.25	$86.07
Times sales of produced refined products sold (BPD)	106,170	105,750	109,720	111,990
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$1,323,105	$871,313	$3,705,445	$2,631,490

Reconciliation of average cost of products per produced barrel sold to total costs of products sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Navajo Refinery
Average cost of products per produced barrel sold	$120.75	$77.80	$113.76	$67.32
Times sales of produced refined products sold (BPD)	88,920	80,500	87,630	85,500
Times number of days in period	92	92	274	273

Cost of products for produced products sold	$987,812	$576,187	$2,731,448	$1,571,350

Woods Cross Refinery
Average cost of products per produced barrel sold	$117.82	$73.27	$108.40	$64.91
Times sales of produced refined products sold (BPD)	17,250	25,250	22,090	26,490
Times number of days in period	92	92	274	273

Cost of products for produced products sold	$186,980	$170,206	$656,108	$469,414

Sum of cost of products for produced products sold from our two refineries (4)	$1,174,792	$746,393	$3,387,556	$2,040,764
Add refined product costs from purchased products sold and rounding (1)	85,188	149,569	343,712	317,905

Total refined cost of products sold	1,259,980	895,962	3,731,268	2,358,669
Add crude oil cost of direct sales of excess crude oil(2)	257,033	143,383	771,209	297,289
Add other refining segment cost of products sold(3)	40,376	20,126	86,489	52,464

Total refining segment cost of products sold	1,557,389	1,059,471	4,588,966	2,708,422
Subtract consolidations and eliminations	(22,613)	—	(50,203)	—

Cost of products sold (exclusive of depreciation, depletion and amortization)	$1,534,776	$1,059,471	$4,538,763	$2,708,422

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(3)	Other refining segment cost of products sold includes the cost of products for Holly Asphalt Company and costs attributable to feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average cost of products per produced barrel sold	$120.28	$76.72	$112.68	$66.75
Times sales of produced refined products sold (BPD)	106,170	105,750	109,720	111,990
Times number of days in period	92	92	274	273

Cost of products for produced products sold	$1,174,792	$746,393	$3,387,556	$2,040,764

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.92	$4.69	$4.96	$4.37
Times sales of produced refined products sold (BPD)	88,920	80,500	87,630	85,500
Times number of days in period	92	92	274	273

Refinery operating expenses for produced products sold	$40,249	$34,734	$119,093	$102,002

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$8.78	$5.01	$7.59	$4.66
Times sales of produced refined products sold (BPD)	17,250	25,250	22,090	26,490
Times number of days in period	92	92	274	273

Refinery operating expenses for produced products sold	$13,934	$11,638	$45,940	$33,700

Sum of refinery operating expenses per produced products sold from our two refineries (2)	$54,183	$46,372	$165,033	$135,702
Add other refining segment operating expenses and rounding (1)	5,901	5,816	16,450	17,717

Total refining segment operating expenses	60,084	52,188	181,483	153,419
Add HEP segment operating expenses	11,033	—	24,694	—
Add corporate and other costs	13	(3)	(164)	11

Operating expenses (exclusive of depreciation, depletion and amortization)	$71,130	$52,185	$206,013	$153,430

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of Holly Asphalt Company.

(2)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average refinery operating expenses per produced barrel sold	$5.55	$4.77	$5.49	$4.44
Times sales of produced refined products sold (BPD)	106,170	105,750	109,720	111,990
Times number of days in period	92	92	274	273

Refinery operating expenses for produced products sold	$54,183	$46,372	$165,033	$135,702

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Navajo Refinery
Net operating margin per barrel	$7.77	$5.97	$4.10	$14.19
Add average refinery operating expenses per produced barrel	4.92	4.69	4.96	4.37

Refinery gross margin per barrel	12.69	10.66	9.06	18.56
Add average cost of products per produced barrel sold	120.75	77.80	113.76	67.32

Average sales price per produced barrel sold	$133.44	$88.46	$122.82	$85.88
Times sales of produced refined products sold (BPD)	88,920	80,500	87,630	85,500
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$1,091,625	$655,135	$2,948,984	$2,004,568

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Woods Cross Refinery
Net operating margin per barrel	$19.26	$14.78	$8.99	$17.12
Add average refinery operating expenses per produced barrel	8.78	5.01	7.59	4.66

Refinery gross margin per barrel	28.04	19.79	16.58	21.78
Add average cost of products per produced barrel sold	117.82	73.27	108.40	64.91

Average sales price per produced barrel sold	$145.86	$93.06	$124.98	$86.69
Times sales of produced refined products sold (BPD)	17,250	25,250	22,090	26,490
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$231,480	$216,178	$756,461	$626,922

Sum of refined products sales from produced products sold from our two refineries (4)	$1,323,105	$871,313	$3,705,445	$2,631,490
Add refined product sales from purchased products and rounding (1)	83,435	150,574	338,933	321,443

Total refined product sales	1,406,540	1,021,887	4,044,378	2,952,933
Add direct sales of excess crude oil (2)	259,725	143,277	777,162	296,800
Add other refining segment revenue (3)	45,180	43,081	103,482	100,871

Total refining segment revenue	1,711,445	1,208,245	4,925,022	3,350,604
Add HEP segment sales and other revenues	30,518	—	67,234	—
Add corporate and other revenues	570	426	1,857	931
Subtract consolidations and eliminations	(22,613)	—	(50,387)	—

Sales and other revenues	$1,719,920	$1,208,671	$4,943,726	$3,351,535

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(2)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt Company and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net operating margin per barrel	$9.62	$8.07	$5.08	$14.88
Add average refinery operating expenses per produced barrel	5.55	4.77	5.49	4.44

Refinery gross margin per barrel	15.17	12.84	10.57	19.32
Add average cost of products per produced barrel sold	120.28	76.72	112.68	66.75

Average sales price per produced barrel sold	$135.45	$89.56	$123.25	$86.07
Times sales of produced refined products sold (BPD)	106,170	105,750	109,720	111,990
Times number of days in period	92	92	274	273

Refined product sales from produced products sold	$1,323,105	$871,313	$3,705,445	$2,631,490

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In May 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona. The Court of Appeals in its May 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. The income tax issue and the other remaining issues relating to SFPP’s obligations to shippers are being handled by the FERC in a single compliance proceeding covering the period from 1992 through May 2006. We currently estimate that, as a result of the May 2007 Court of Appeals decision and prior rulings by the Court of Appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the period January 1992 through May 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1992 through July 2000. Because proceedings in the FERC following the Court of Appeals decision have not been completed and final action by the FERC could be subject to further court proceedings, it is not possible at this time to determine what will be the net amount payable to us at the conclusion of these proceedings. We and other shippers have been engaged in settlement discussions with SFPP on remaining issues in the FERC proceedings. A partial settlement covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of approximately $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at FERC with SFPP a settlement covering the period from December 2008 through November 2010. If approved, the settlement will reduce SFPP’s current rates and require SFPP to make additional payments to us.
Our Navajo Refining Company subsidiary was named as a defendant, along with approximately 40 other companies involved in oil refining and marketing and related businesses, in a lawsuit originally filed in May 2006 by the State of New Mexico in the U.S. District Court for the District of New Mexico and subsequently transferred to the U.S. District Court for the Southern District of New York under multidistrict procedures along with approximately 100 similar cases, in which Navajo is not named, brought by other governmental entities and private parties in other states. The lawsuit in which Navajo is named, as amended in October 2006 through the filing of a second amended complaint, alleges that the defendants are liable for contaminating the waters of New Mexico through producing and/or supplying MTBE or gasoline or other products containing MTBE. The lawsuit asserts claims for defective design or product, failure to warn, negligence, public nuisance, statutory public nuisance, private nuisance, trespass, and civil conspiracy, and seeks compensatory damages unspecified in amount, injunctive relief, exemplary and punitive damages, costs, attorney’s fees allowed by law, and interest allowed by law. The second amended complaint also contains a claim, asserted against certain other defendants but not against Navajo, alleging violations of certain provisions of the Toxic Substances Control Act, which appears to be similar to a claim previously threatened in a mailing to Navajo and other defendants by law firms representing the plaintiffs. Most other defendants have been dismissed from this lawsuit as a result of settlements. As of the close of business on the day prior to the date of this report, Navajo has not been served in this lawsuit. At the date of this report, it is not possible to predict the likely course or outcome of this litigation.
In May 2008, Montana Refining Company (“MRC”), our subsidiary that owned the Great Falls, Montana refinery until it was sold to an unrelated purchaser in March 2006, and the unrelated company that purchased the refinery from MRC, entered into a Notice Of Violation And Administrative Order On Consent (“AOC”) with the Montana Department of Environmental Quality (“MDEQ”). The AOC relates to assertions by the MDEQ that the Great Falls refinery exceeded limitations on sulfur dioxide in the refinery’s air emission permit on certain dates in 2004 and 2005 and in 2006 both before and after the sale of the refinery, erroneously certified compliance with limitations on sulfur dioxide emissions, failed to promptly report emissions limit deviations, exceeded limits on sulfur in fuel gas on specified dates in 2005, failed in 2005 to conduct timely testing for certain emissions, submitted late a report required to be submitted in early 2006, failed to achieve a specified limitation on certain emissions in the first three quarters of 2006, and failed to timely submit a report on a 2005 emissions test. The AOC requires certain actions to be taken by the refinery and payment of a $105,000 penalty. Pursuant to the terms of the AOC, a lawsuit on this matter brought by the MDEQ in Montana state court was dismissed with prejudice in late May 2008. We paid the current owner of the Great Falls refinery $126,704.47 which represents our appropriate share of penalty and related amounts with respect to this matter.
In October 2008, the New Mexico Environment Department (“NMED”) issued an Amended Notice of Violation and Proposed Penalties (“Amended NOV”) to Navajo Refining Company, amending an NOV issued in February 2007. The NOV is a preliminary enforcement document issued by NMED and usually is the predicate to formal administrative or judicial enforcement. The February 2007 NOV was issued following two hazardous waste compliance evaluation inspections at the Artesia, New Mexico refinery that were conducted in April and November 2006 and alleged violations of the New Mexico Hazardous Waste Management Regulations and Navajo’s Hazardous Waste Permit. NMED proposed a civil penalty of approximately $64,000 for the February 2007 NOV. The Amended NOV includes additional alleged violations concerning post-closure care of a hazardous waste land treatment unit and the construction of a tank on the land treatment area. The Amended NOV also proposes an additional civil penalty of $349,906. We believe that we have meritorious defenses to many of the alleged violations and are entering negotiations with the NMED to resolve these matters expeditiously.
We are a party to various other litigation and proceedings not mentioned in this report which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Common Stock Repurchases Made in the Quarter
Under our common stock repurchase program repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under this program during the third quarter of 2008.

				Maximum Dollar
				Value of Shares
			Total Number of	Yet to be
			Shares Purchased	Purchased under
			under Approved	Approved Stock
	Total Number of	Average price	Stock Repurchase	Repurchase
Period	Shares Purchased	Paid Per Share	Program	Program
July 2008	500,000	$28.46	500,000	$44,765,099
August 2008	—	$—	—	$44,765,099
September 2008	—	$—	—	$44,765,099

Total for July to September 2008	500,000	$28.46	500,000

Item 6. Exhibits
(a) Exhibits

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION (Registrant)

Date: November 7, 2008	/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)