Form 10-Q
period 2009-09-30
HOLLY CORP
filed 2009-11-06
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
50,244,495 shares of Common Stock, par value $.01 per share, were outstanding on October 30, 2009.

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
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I and those in Item 1 “Legal Proceedings” in Part II, are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products;

•	the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines;

•	effects of governmental and environmental regulations and policies;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out construction projects;

•	our ability to acquire refined product operations or pipeline and terminal operations on acceptable terms and to integrate any future acquired operations;

•	our ability to successfully complete the pending acquisition of the Sinclair refinery and to integrate the operations of the Tulsa refinery and the Sinclair refinery into a single facility and into our business;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,527	$40,805
Marketable securities	1,026	49,194

Accounts receivable: Product and transportation	263,287	128,337
Crude oil resales	352,545	161,427

	615,832	289,764

Inventories: Crude oil and refined products	271,405	107,811
Materials and supplies	26,877	17,924

	298,282	125,735

Income taxes receivable	5,384	6,350
Prepayments and other	26,762	18,775

Total current assets	1,045,813	530,623

Properties, plants and equipment, at cost	1,826,584	1,509,701
Less accumulated depreciation	(357,560)	(304,379)

	1,469,024	1,205,322

Marketable securities (long-term)	—	6,009

Other assets: Turnaround costs	57,526	34,309
Goodwill	27,542	27,542
Intangibles and other	98,193	70,420

	183,261	132,271

Total assets	$2,698,098	$1,874,225

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$820,635	$391,142
Accrued liabilities	47,331	42,016
Short-term debt — Holly Energy Partners	—	29,000

Total current liabilities	867,966	462,158

Long-term debt — Holly Corporation	188,204	—
Long-term debt — Holly Energy Partners	417,628	341,914
Deferred income taxes	95,644	69,491
Other long-term liabilities	81,300	64,330

Equity:
Holly Corporation stockholders’ equity:
Preferred stock, $1.00 par value — 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value — 160,000,000 shares authorized; 73,569,851 and 73,543,873 shares issued as of September 30, 2009 and December 31, 2008, respectively	737	735
Additional capital	123,891	121,298
Retained earnings	1,182,831	1,145,388
Accumulated other comprehensive loss	(34,200)	(35,081)
Common stock held in treasury, at cost — 23,325,356 and 23,600,653 shares as of September 30, 2009 and December 31, 2008, respectively	(685,931)	(690,800)

Total Holly Corporation stockholders’ equity	587,328	541,540

Noncontrolling interest	460,028	394,792

Total equity	1,047,356	936,332

Total liabilities and equity	$2,698,098	$1,874,225

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales and other revenues	$1,490,429	$1,719,920	$3,179,633	$4,943,726

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,295,438	1,534,776	2,687,018	4,538,763
Operating expenses (exclusive of depreciation and amortization)	97,063	71,130	242,773	206,013
General and administrative expenses (exclusive of depreciation and amortization)	16,728	14,298	43,583	40,177
Depreciation and amortization	24,267	16,740	70,088	45,978

Total operating costs and expenses	1,433,496	1,636,944	3,043,462	4,830,931

Income from operations	56,933	82,976	136,171	112,795

Other income (expense):
Equity in earnings of SLC Pipeline	646	—	1,309	—
Interest income	231	1,896	2,561	9,277
Interest expense	(12,405)	(7,376)	(25,849)	(15,619)
Acquisition costs — Tulsa refineries	(378)	—	(1,988)	—
Equity in earnings of Holly Energy Partners	—	—	—	2,990

	(11,906)	(5,480)	(23,967)	(3,352)

Income before income taxes	45,027	77,496	112,204	109,443

Income tax provision:
Current	6,268	29,081	9,793	34,522
Deferred	7,412	(3,331)	25,593	1,779

	13,680	25,750	35,386	36,301

Net income	31,347	51,746	76,818	73,142

Less net income attributable to noncontrolling interest	7,863	1,847	16,784	3,142

Net income attributable to Holly Corporation stockholders	$23,484	$49,899	$60,034	$70,000

Net income per share attributable to Holly Corporation stockholders — basic	$0.47	$1.00	$1.20	$1.39

Net income per share attributable to Holly Corporation stockholders — diluted	$0.47	$1.00	$1.19	$1.38

Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45

Average number of common shares outstanding:
Basic	50,244	49,717	50,153	50,339
Diluted	50,327	50,032	50,272	50,717
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$76,818	$73,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,088	45,978
Equity in earnings of SLC Pipeline	(1,309)	—
Change in fair value — interest rate swaps	300	—
Deferred income taxes	25,593	1,779
Equity based compensation expense	6,579	5,300
Distributions in excess of equity in earnings of Holly Energy Partners	—	3,067
(Increase) decrease in current assets:
Accounts receivable	(327,568)	(8,954)
Inventories	(73,813)	(91)
Income taxes receivable	966	14,547
Prepayments and other	(7,987)	(3,194)
Increase (decrease) in current liabilities:
Accounts payable	429,465	65,697
Accrued liabilities	1,225	(2,327)
Turnaround expenditures	(33,112)	(29,355)
Other, net	12,407	(4,895)

Net cash provided by operating activities	179,652	160,694

Cash flows from investing activities:
Additions to properties, plants and equipment — Holly Corporation	(218,543)	(270,396)
Additions to properties, plants and equipment — Holly Energy Partners	(27,478)	(21,037)
Acquisition of Tulsa Refinery — Holly Corporation	(157,814)	—
Investment in SLC Pipeline — Holly Energy Partners	(25,500)	—
Purchases of marketable securities	(165,892)	(377,226)
Sales and maturities of marketable securities	220,281	516,062
Proceeds from sale of crude pipeline and tankage assets	—	171,000
Increase in cash due to consolidation of Holly Energy Partners	—	7,295
Investment in Holly Energy Partners	—	(290)

Net cash provided by (used for) investing activities	(374,946)	25,408

Cash flows from financing activities:
Proceeds from issuance of senior notes — Holly Corporation	187,925	—
Proceeds from issuance of common units — Holly Energy Partners	58,355	—
Borrowings under credit agreement — Holly Corporation	94,000	—
Repayments under credit agreement — Holly Corporation	(94,000)	—
Borrowings under credit agreement — Holly Energy Partners	197,000	50,000
Repayments under credit agreement — Holly Energy Partners	(152,000)	(26,000)
Dividends	(22,569)	(21,585)
Distributions to noncontrolling interest	(23,359)	(14,645)
Purchase of treasury stock	(1,214)	(151,106)
Contribution from joint venture partner	13,650	15,000
Excess tax benefit from equity based compensation	2,140	4,275
Deferred financing costs	(6,356)	(101)
Other	(556)	(301)

Net cash provided by (used for) financing activities	253,016	(144,463)

Cash and cash equivalents:
Increase for the period	57,722	41,639
Beginning of period	40,805	94,369

End of period	$98,527	$136,008

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$20,555	$13,201
Income taxes	$18,219	$21,018
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$31,347	$51,746	$76,818	$73,142
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain (loss) on available-for-sale securities	234	(1,972)	(24)	(645)
Reclassification adjustment to net income on sale of marketable securities	—	(12)	236	(1,351)

Total unrealized gain (loss) on available-for-sale securities	234	(1,984)	212	(1,996)
Other comprehensive income of Holly Energy Partners:
Change in fair value of cash flow hedge	(1,482)	(1,622)	2,685	826

Other comprehensive income (loss) before income taxes	(1,248)	(3,606)	2,897	(1,170)
Income tax expense (benefit)	(173)	(1,031)	560	(643)

Other comprehensive income (loss)	(1,075)	(2,575)	2,337	(527)

Total comprehensive income	30,272	49,171	79,155	72,615
Less comprehensive income attributable to noncontrolling interest	7,059	967	18,240	3,590

Comprehensive income attributable to Holly Corporation stockholders	$23,213	$48,204	$60,915	$69,025

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
     As of the close of business on September 30, 2009, we:
•	owned and operated three refineries consisting of our petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively known as the “Navajo Refinery”), our refinery in Woods Cross, Utah (“Woods Cross Refinery”) and our refinery located in Tulsa, Oklahoma (“Tulsa Refinery”). See Note 2 for information on our Tulsa Refinery acquired on June 1, 2009;

•	owned and operated Holly Asphalt Company which manufactures and markets asphalt products from various terminals in Arizona and New Mexico; and

•	owned a 41% interest in HEP which includes our 2% general partner interest, which has logistic assets including approximately 2,700 miles of petroleum product and crude oil pipelines located principally in west Texas and New Mexico; ten refined product terminals; a jet fuel terminal; loading rack facilities at each of our three refineries; a refined products tank farm facility; on-site crude oil tankage at both our Navajo and Woods Cross Refineries and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). Additionally, HEP owns a 25% interest in SLC Pipeline LLC (“SLC Pipeline”).
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2009, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2009 and 2008 and consolidated cash flows for the nine months ended September 30, 2009 and 2008 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our consolidated financial statements under Exhibit 99.6 of our Form 8-K dated June 2, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.
These consolidated financial statements reflect management’s evaluation of subsequent events through the time of our filing of this Quarterly Report on Form 10-Q with the SEC on November 6, 2009.
Our results of operations for the first nine months of 2009 are not necessarily indicative of the results to be expected for the full year.
Our accounts receivable consist of amounts due from customers which are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. Credit losses are charged to income when accounts are deemed uncollectible and historically have been minimal. At September 30, 2009 our allowance for doubtful accounts reserve was $2.5 million.

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
Debt consists of outstanding principle under the credit agreements and long-term senior notes. The carrying amounts of outstanding debt under the credit agreements approximate fair value as interest rates are reset frequently using current interest rates. The estimated fair values of the senior notes are based on market quotes provided from a third-party bank. See Note 9 for additional information on the senior notes, including fair value estimates.
Fair value measurements are derived using inputs, assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP categorizes inputs used in fair value measurements into three broad levels as follows:
•	(Level 1) Quoted prices in active markets for identical assets or liabilities.

•	(Level 2) Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for similar assets and liabilities in markets that are not active or inputs that can be corroborated by observable market data.

•	(Level 3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes valuation techniques that involve significant unobservable inputs.
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
New Accounting Pronouncements
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its Accounting Standards Codification (“ASC”), codifying all previous sources of accounting principles into a single source of authoritative nongovernmental GAAP. Although the ASC supersedes all previous levels of authoritative accounting standards, it did not affect accounting principles under GAAP. We adopted the codification effective September 30, 2009.
Subsequent Events
In May 2009, the FASB issued accounting standards under ASC Topic “Subsequent Events” (previously Statement of Financial Accounting Standard (“SFAS”) No. 165) which establish general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted these standards effective June 30, 2009. Although these standards require disclosure of the date through which we have evaluated subsequent events, it did not affect our accounting and disclosure policies with respect to subsequent events.
Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued accounting standards under ASC Topic “Financial Instruments” (previously FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. We adopted these standards effective June 30, 2009.
Noncontrolling Interests in Consolidated Financial Statements
Accounting standards under ASC Topic “Noncontrolling Interest in a Subsidiary” (previously SFAS No. 160) became effective January 1, 2009, which change the classification of noncontrolling interests, also referred to as minority interests, in the consolidated financial statements. As a result, all previous references to “minority interest” within this document have been replaced with “noncontrolling interest.” Additionally, net income attributable to the noncontrolling interest in our HEP subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Corporation stockholders” in our Consolidated Statements of Income. Prior to our adoption of these standards, this amount was presented as “Minority interests in earnings of Holly Energy Partners,” a non-operating expense item before “Income before income taxes.” Additionally, equity attributable to noncontrolling interests is now presented as a separate component of total equity in our consolidated financial statements. We have applied these standards on a retrospective basis. While this presentation differs from previous GAAP requirements, it did not affect our net income and equity attributable to Holly Corporation stockholders.
Disclosures about Derivative Instruments and Hedging Activities
Standards under ASC Topic “Derivatives and Hedging” (previously SFAS No. 161) became effective January 1, 2009, which amend and expand disclosure requirements to include disclosure of the objectives and strategies related to an entity’s use of derivative instruments, disclosure of how an entity accounts for its derivative instruments and disclosure of the financial impact, including the effect on cash flows associated with derivative activity. See Note 9 for disclosure of HEP’s derivative instruments and hedging activity.
Variable Interest Entities
In June 2009, the FASB issued standards under ASC Topic “Variable Interest Entities” (previously SFAS No. 167) which replace the previous quantitative-based risk and rewards calculation provided under GAAP with a qualitative approach in determining whether an entity is the primary beneficiary of a variable interest entity (“VIE”). Additionally, these standards require an entity to assess on an ongoing basis whether it is the primary beneficiary of a VIE and enhances disclosure requirements with respect to an entity’s involvement in a VIE. These standards are effective as of the beginning of an entity’s fiscal year beginning after November 15, 2009 including interim periods within that year. While we are currently evaluating the impact of these standards, we do not believe that it will have a material impact on our financial condition, results of operations and cash flows.
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
In accounting for this purchase, we recorded $5.9 million in materials and supplies, $92.8 million in crude oil and refined products inventory, $75.9 million in property, plants and equipment, $4.1 million in accrued liabilities and $12.7 million in other long-term liabilities. The acquired liabilities primarily relate to environmental and asset retirement obligations. These amounts are based on management’s preliminary fair value estimates and are subject to change. Additionally, we have incurred $2 million in costs related to the Tulsa refineries that were expensed as acquisition costs.

For the period from June 1, 2009 (date of acquisition) through September 30, 2009, our Tulsa Refinery generated revenues of $545.7 million and net income of $5.2 million. We have not provided disclosure of pro forma revenues and earnings as if the Tulsa Refinery had been operating as a part of our refining business during all periods presented in these financial statements. Pro forma financial information specific to the Tulsa Refinery operations for periods prior to our acquisition is not available in GAAP form. The compilation of such financial information would entail an extremely manual process of “unwinding” significant volumes of intra-company transactions and obtaining a comprehensive understanding of accounting policies as well as estimates employed by Sunoco with respect to items including, but not limited to, inventory and depreciation. We would then need to recast historical financial information to reflect our own estimates and accounting policies. Therefore, we do not believe that it would be practical to produce this information, nor do we believe it would be representative or comparable with respect to our future operating results.
NOTE 3: Holly Energy Partners
HEP is a publicly held master limited partnership that commenced operations July 13, 2004 upon the completion of its initial public offering. At September 30, 2009, we held 7,290,000 common units of HEP, representing a 41% ownership interest in HEP, including our 2% general partner interest. In August 2009, all of the conditions necessary to end the subordination period of our HEP subordinated units were met and the units were converted into 7,000,000 HEP common units.
HEP is a variable interest entity as defined under ASC Topic “Variable Interest Entities” (previously FASB Interpretation 46(R)). Under the provisions of this topic, HEP’s acquisition of the Crude Pipelines and Tankage Assets (discussed below) qualified as a reconsideration event whereby we reassessed whether HEP continued to qualify as a VIE. Following this transfer, we determined that HEP continued to qualify as a VIE, and furthermore, we determined that our beneficial interest in HEP exceeded 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting. As a result, our consolidated financial statements include the results of HEP. Additionally, HEP’s 2009 asset acquisitions and its May 2009 equity offering (discussed below) qualified as reconsideration events whereby we determined that HEP continues to qualify as a VIE and we remain HEP’s primary beneficiary.
On August 1, 2009, HEP acquired certain of our truck and rail loading facilities located at our Tulsa Refinery for $17.5 million. In connection with this transaction, we entered into a 15-year equipment and throughput agreement with HEP for usage of the facilities to load or unload products via tanker truck and / or rail car that expires in 2024 (the “HEP ETA”).
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
Since HEP is a consolidated subsidiary, these transactions including fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.
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
On February 29, 2008, we closed on the sale of certain crude pipelines and tankage assets (the “Crude Pipelines and Tankage Assets”) to HEP for $180 million. The assets consisted of crude oil trunk lines that deliver crude oil to our Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline between Artesia and Roswell, New Mexico, a leased jet fuel terminal in Roswell, New Mexico and crude oil and product pipelines that support our Woods Cross Refinery. Consideration received consisted of $171 million in cash and 217,497 HEP common units having a value of $9 million.

HEP currently serves our refineries in New Mexico, Utah and Oklahoma under multiple long-term pipeline and terminal, tankage and throughput agreements. The majority of HEP’s business is devoted to providing transportation, storage and terminalling services to us. In addition to the HEP ETA as discussed above, we have an agreement that relates to the pipelines and terminals contributed to HEP by us at the time of their initial public offering in 2004 and expires in 2019 (the “HEP PTA”). We also have an agreement that relates to the intermediate pipelines sold to HEP in 2005 and in June 2009 and expires in 2024 (the “HEP IPA”) and an agreement that relates to the Crude Pipelines and Tankage Assets sold to HEP also discussed above that expires in February 2023 (the “HEP CPTA”).
Under these agreements, we agreed to transport and store volumes of refined product and crude oil on HEP’s pipelines and terminal and tankage facilities that result in minimum annual payments to HEP. These minimum annual payments are adjusted each year at a percentage change based upon the change in the producer price index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or the Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the Holly IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically.
The balance sheet impact of our reconsolidation of HEP on March 1, 2008 was an increase in cash of $7.3 million, an increase in other current assets of $5.9 million, an increase in properties, plants and equipment of $336.9 million, an increase in goodwill, intangibles and other assets of $81.5 million, an increase in current liabilities of $19.6 million, an increase in long-term debt of $338.5 million, a decrease in other long-term liabilities of $0.5 million, an increase in noncontrolling interest of $389.1 million and a decrease in distributions in excess of investment in HEP of $315.1 million.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net Income attributable to Holly Corporation stockholders	$23,484	$49,899	$60,034	$70,000

Average number of shares of common stock outstanding	50,244	49,717	50,153	50,339
Effect of dilutive stock options, variable restricted shares and performance share units	83	315	119	378

Average number of shares of common stock outstanding assuming dilution	50,327	50,032	50,272	50,717

Net income per share attributable to Holly Corporation stockholders — basic	$0.47	$1.00	$1.20	$1.39

Net income per share attributable to Holly Corporation stockholders — diluted	$0.47	$1.00	$1.19	$1.38

NOTE 5: Stock-Based Compensation
Holly Corporation
On September 30, 2009, we had three principal share-based compensation plans which are described below (collectively, the “Long-Term Incentive Compensation Plan”). The compensation cost that has been charged against income for these plans was $2 million for each of the three months ended September 30, 2009 and 2008, and $5.5 million and $5.8 million of the nine months ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.8 million for each of the three months ended September 30, 2009 and 2008, and $2.1 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods. At September 30, 2009, 1,934,897 shares of common stock were reserved for future grants under the current Long-Term Incentive Compensation Plan, which reservation allows for awards of options, restricted stock, or other performance awards.
Additionally, HEP maintains share-based compensation plans for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plans for the three months ended September 30, 2009 and 2008 was $0.2 million and $0.6 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $1.1 million and $1.4 million, respectively.
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
A summary of option activity and changes during the nine months ended September 30, 2009 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)

Outstanding at January 1, 2009	85,200	$2.98
Exercised	(20,000)	2.98

Outstanding and exercisable at September 30, 2009	65,200	$2.98	1.4	$1,476

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, was $0.4 million and $5.2 million, respectively.
Cash received from option exercises under the stock option plans was $0.1 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $0.2 million and $2 million for the nine months ended September 30, 2009 and 2008, respectively.
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

A summary of restricted stock grant activity and changes during the nine months ended September 30, 2009 is presented below:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic Value
Restricted Stock	Grants	Fair Value	($000)

Outstanding at January 1, 2009 (nonvested)	235,310	$35.86
Vesting and transfer of ownership to recipients	(139,312)	27.77
Granted	184,182	23.08
Forfeited	(4,045)	40.06

Outstanding at September 30, 2009 (nonvested)	276,135	$31.36	$7,075

The total fair value of restricted stock vested and transferred to recipients during the nine months ended September 30, 2009 and 2008 was $3.9 million and $3.1 million, respectively. As of September 30, 2009, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 0.8 years.
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
During the nine months ended September 30, 2009, we granted 122,555 performance share units with a fair value based on our grant date closing stock price of $22.94. These units are payable in stock and are subject to certain financial performance criteria.
The fair value of each performance share unit award is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of September 30, 2009, estimated share payouts for outstanding nonvested performance share unit awards ranged from 125% to 175%.
A summary of performance share unit activity and changes during the nine months ended September 30, 2009 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2009 (non-vested)	169,669
Vesting and transfer of ownership to recipients	(72,059)
Granted	122,555
Forfeited	(4,995)

Outstanding at September 30, 2009 (non-vested)	215,170

For the nine months ended September 30, 2009, we issued 110,971 shares of our common stock having a fair value of $2.2 million related to vested performance share units, representing a 154% payout. Based on the weighted average grant date fair value of $35.07, there was $4.6 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.1 years.
NOTE 6: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consists of cash and cash equivalents at September 30, 2009. In addition, we own 1,000,000 shares of Connacher Oil and Gas Limited common stock that was received as partial consideration upon the sale of our Montana Refinery in 2006.

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
The following is a summary of our available-for-sale securities at September 30, 2009:

Available-for-Sale Securities
Estimated
		Gross	Fair Value
	Amortized	Unrealized	(Net Carrying
	Cost	Gain	Amount)
(In thousands)

Equity securities	$604	$422	$1,026

The following is a summary of our available-for-sale securities at December 31, 2008:

	Available-for-Sale Securities
				Estimated
		Gross	Recognized	Fair Value
	Amortized	Unrealized	Impairment	(Net Carrying
	Cost	Gain	Loss	Amount)
	(In thousands)

States and political subdivisions	$54,389	$210	$—	$54,599
Equity securities	4,328	—	(3,724)	604

Total marketable securities	$58,717	$210	$(3,724)	$55,203

For the nine months ended September 30, 2009 and 2008 we received a total of $220.3 million and $516.1 million, respectively, related to sales and maturities of our investments in marketable debt securities.
NOTE 7: Inventories
Inventory consists of the following components:

	September 30,	December 31,
	2009	2008
	(In thousands)

Crude oil	$52,730	$22,897
Other raw materials and unfinished products (1)	35,135	12,286
Finished products (2)	183,540	72,628
Process chemicals (3)	8,778	3,800
Repairs and maintenance supplies and other	18,099	14,124

	$298,282	$125,735

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include catalysts, additives and other chemicals.

During the second quarter of 2009, we recognized a $1 million charge to cost of products sold resulting from the liquidation of certain LIFO quantities of inventory that were carried at higher costs as compared to current costs.
NOTE 8: Environmental
Consistent with our accounting policy for environmental remediation costs, we expensed $4.2 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively, for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheets was $18.9 million and $7.3 million at September 30, 2009 and December 31, 2008, respectively, of which $13.9 million and $4.2 million, respectively, were classified as other long-term liabilities. These liabilities include $10 million of environmental obligations that we assumed in connection with our Tulsa Refinery acquisition on June 1, 2009. Costs of future expenditures for environmental remediation are discounted to their present value.
NOTE 9: Debt
Credit Facilities
In April 2009, we entered into a second amended and restated $300 million senior secured revolving credit agreement (the “Holly Credit Agreement”) that amends and restates our previous credit agreement in its entirety with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. The credit agreement expires in March 2013 and may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at September 30, 2009. At September 30, 2009, we had no outstanding borrowings and letters of credit totaling $46.8 million under the Holly Credit Agreement. At that level of usage, the unused commitment under the Holly Credit Agreement was $253.2 million at September 30, 2009.
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions and working capital and for other general partnership purposes. At September 30, 2009, HEP had outstanding borrowings totaling $245 million under the HEP Credit Agreement, with unused borrowing capacity of $55 million. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets. HEP assets that are included in our Consolidated Balance Sheets at September 30, 2009 consist of $4.1 million in cash and cash equivalents, $6 million in trade accounts receivable and other current assets, $398.8 million in properties, plants and equipment, net and $106.9 million in intangible and other assets. Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C. and Woods Cross Refining Company, L.L.C., three of our subsidiaries, have agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement.
Holly Senior Notes Due 2017
On June 10, 2009, we issued $200 million in aggregate principal amount of 9.875% senior notes due 2017 (the “Holly Senior Notes”). A portion of the $188 million in net proceeds received was used for post-closing payments for inventories of crude oil and refined products acquired from Sunoco following the closing of the Tulsa Refinery purchase on June 1, 2009. The remaining proceeds are available for general business purposes, including capital expenditures.
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

HEP Senior Notes Due 2015
The HEP senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (the “HEP Senior Notes”). The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes. Indebtedness under the HEP Senior Notes is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service on up to $35 million of the principal amount of the HEP Senior Notes.
The carrying amount of Holly’s long-term debt is as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)

Holly Senior Notes
Principal	$200,000	$—
Unamortized discount	(11,796)	—

Total long-term debt	$188,204	$—

The carrying amounts of HEP’s long-term debt are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)

HEP Credit Agreement	$245,000	$200,000

HEP Senior Notes
Principal	185,000	185,000
Unamortized discount	(14,249)	(16,223)
Unamortized premium — dedesignated fair value hedge	1,877	2,137

	172,628	170,914

Total debt	417,628	370,914
Less short-term borrowings under HEP Credit Agreement(1)	—	29,000

Total long-term debt(1)	$417,628	$341,914

(1)	HEP is currently classifying all borrowings under the HEP Credit Agreement as long-term debt. At December 31, 2008, certain borrowings under the HEP Credit Agreement were classified as short-term debt.
At September 30, 2009, the estimated fair values of the Holly Senior Notes and the HEP Senior Notes were $204 million and $169.3 million, respectively.
Interest Rate Risk Management
HEP uses interest rate derivatives to manage its exposure to interest rate risk. As of September 30, 2009, HEP had three interest rate swap contracts.
HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on its $171 million credit agreement advance that was used to finance its purchase of the Crude Pipelines and Tankage Assets in February 2008. This interest rate swap effectively converts its $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of September 30, 2009. The maturity of this swap contract is February 28, 2013.

HEP has designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that the interest rate swap is effective in offsetting the variability in interest payments on the $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of their swap against the expected future interest payments on the $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of September 30, 2009, HEP had no ineffectiveness on its cash flow hedge.
HEP also has an interest rate swap contract that effectively converts interest expense associated with $60 million of the 6.25% HEP Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). Under this swap contract, interest on the $60 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 1.52% as of September 30, 2009. The maturity of the swap contract is March 1, 2015, matching the maturity of the HEP Senior Notes.
In October 2008, HEP entered into an additional interest rate swap contract, effective December 1, 2008, that effectively unwinds the effects of the Variable Rate Swap discussed above, converting $60 million of the hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”). Under the Fixed Rate Swap, interest on a notional amount of $60 million is computed at a fixed rate of 3.59% versus three-month LIBOR which when added to the 1.1575% spread on the Variable Rate Swap results in an effective fixed interest rate of 4.75%. The maturity date of this swap contract is December 1, 2013.
Prior to the execution of HEP’s Fixed Rate Swap, the Variable Rate Swap was designated as a fair value hedge of $60 million in outstanding principal under the HEP Senior Notes. HEP dedesignated this hedge in October 2008. At this time, the carrying balance of the HEP Senior Notes included a $2.2 million premium due to the application of hedge accounting until the dedesignation date. This premium is being amortized as a reduction to interest expense over the remaining term of the Variable Rate Swap.
HEP’s interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in the Consolidated Balance Sheets with the offsetting fair value adjustment to interest expense. For the three and nine months ended September 30, 2009, HEP recognized an increase of $0.9 million and $0.3 million, respectively, in interest expense as a result of fair value adjustments to its interest rate swaps.
HEP records interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction to interest expense.
Additional information on HEP’s interest rate swaps at September 30, 2009 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swaps	Location	Fair Value	Balance	Amount
	(In thousands)
Asset
Fixed-to-variable interest rate swap —	Other assets	$2,658	Long-term debt — HEP	$(1,877)
$60 million of 6.25% HEP Senior Notes			Equity	(1,942	)(1)
			Interest expense	1,161	(2)

		$2,658		$(2,658)

Liability
Cash flow hedge — $171 million LIBOR	Other long-term		Accumulated other
based debt	liabilities	$(10,182)	comprehensive loss	$10,182
Variable-to-fixed interest rate swap —	Other long-term		Equity	4,166	(1)
$60 million	liabilities	(3,044)	Interest expense	(1,122)

		$(13,226)		$13,226

(1)	Represents prior year charges to interest expense.

(2)	Net of amortization of premium attributable to dedesignated hedge.

NOTE 10: Equity
Changes to equity during the nine months ended September 30, 2009 are presented below:

	Holly
	Corporation
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity
Balance at December 31, 2008	$541,540	$394,792	$936,332

Net income	60,034	16,784	76,818
Other comprehensive income	881	1,456	2,337
Dividends	(22,591)	—	(22,591)
Distributions to noncontrolling interest	—	(23,359)	(23,359)
Issuance of common stock upon exercise of stock options	60	—	60
Equity based compensation expense, net of forfeitures	5,948	631	6,579
Tax benefit from equity based compensation	2,140	—	2,140
Issuance of HEP common units, net of issuing costs	—	58,355	58,355
Contribution from joint venture partner	—	12,150	12,150
Purchase of treasury stock	(1,214)	—	(1,214)
Other	530	(781)	(251)

Balance at September 30, 2009	$587,328	$460,028	$1,047,356

During the nine months ended September 30, 2009, we repurchased at current market prices 59,934 shares of our common stock at a cost of approximately $1.2 million from certain officers and key employees. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.
NOTE 11: Other Comprehensive Income
The components and allocated tax effects of other comprehensive income are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2009
Unrealized gain on available-for-sale securities	$234	$91	$143
Unrealized loss on HEP cash flow hedge	(1,482)	(264)	(1,218)

Other comprehensive loss	(1,248)	(173)	(1,075)
Less other comprehensive loss attributable to noncontrolling interest	(804)	—	(804)

Other comprehensive loss attributable to Holly Corporation stockholders	$(444)	$(173)	$(271)

Three Months Ended September 30, 2008
Unrealized loss on available-for-sale securities	$(1,984)	$(771)	$(1,213)
Unrealized loss on HEP cash flow hedge	(1,622)	(260)	(1,362)

Other comprehensive loss	(3,606)	(1,031)	(2,575)
Less other comprehensive loss attributable to noncontrolling interest	(880)	—	(880)

Other comprehensive loss attributable to Holly Corporation stockholders	$(2,726)	$(1,031)	$(1,695)

Nine Months Ended September 30, 2009
Unrealized gain on available-for-sale securities	$212	$82	$130
Unrealized gain on HEP cash flow hedge	2,685	478	2,207

Other comprehensive income	2,897	560	2,337
Less other comprehensive income attributable to noncontrolling interest	1,456	—	1,456

Other comprehensive income attributable to Holly Corporation stockholders	$1,441	$560	$881

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
Nine Months Ended September 30, 2008
Unrealized loss on available-for-sale securities	$(1,996)	$(776)	$(1,220)
Unrealized gain on HEP cash flow hedge	826	133	693

Other comprehensive loss	(1,170)	(643)	(527)
Less other comprehensive income attributable to noncontrolling interest	448	—	448

Other comprehensive loss attributable to Holly Corporation stockholders	$(1,618)	$(643)	$(975)

The temporary unrealized gain (loss) on available-for-sale securities is due to changes in market prices of securities.
Accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets includes:

	September 30,	December 31,
	2009	2008
	(In thousands)
Pension obligation adjustment	$(29,409)	$(29,409)
Retiree medical obligation adjustment	(2,202)	(2,202)
Unrealized gain on available-for-sale securities	258	128
Unrealized loss on HEP cash flow hedge	(2,847)	(3,598)

Accumulated other comprehensive loss	$(34,200)	$(35,081)

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
The net periodic pension expense consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$1,158	$992	$3,236	$3,172
Interest cost	1,287	1,132	3,707	3,518
Expected return on assets	(959)	(1,307)	(2,883)	(3,595)
Amortization of prior service cost	98	98	293	293
Amortization of net loss	1,024	212	2,861	914

Net periodic benefit cost	$2,608	$1,127	$7,214	$4,302

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2009 and 2008 net periodic benefit cost. We contributed $1 million to the retirement plan during the nine months ended September 30, 2009.
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
We and other shippers have been engaged in settlement discussions with SFPP on remaining issues relating to East Line service in the FERC proceedings. A partial settlement covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of approximately $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at the FERC with SFPP a settlement covering the period from December 2008 through November 2010. The FERC approved the settlement on January 29, 2009. The settlement reduced SFPP’s current rates and required SFPP to make additional payments to us of approximately $2.9 million, which was received on May 18, 2009.
On June 2, 2009, SFPP notified us that it would terminate the October 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC challenging the rate increase and asking the FERC to suspend the effectiveness of the increased rates. On August 31, 2009, FERC issued an order suspending the effective date of the rate increase until January 1, 2010 and setting the rate increase for a full evidentiary hearing to be held in 2010. We are not in a position to predict the ultimate outcome of the rate proceeding.
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
HEP is a variable interest entity. Therefore, HEP’s purchase of the Crude Pipelines and Tankage Assets in 2008 qualified as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following this transaction, we determined that our beneficial interest in HEP exceeded 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting.

The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation). HEP owns and operates a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico and Utah. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon USA, Inc., by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its storage tanks and terminals. The HEP segment also includes a 70% interest in Rio Grande which provides petroleum products transportation services. Additionally, HEP owns a 25% interest in SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest in Rio Grande. Our revaluation of HEP’s assets and liabilities at March 1, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.
The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008.

				Consolidations
			Corporate	and	Consolidated
	Refining(1)	HEP(2)	and Other	Eliminations	Total
	(In thousands)

Three Months Ended September 30, 2009
Sales and other revenues	$1,476,304	$42,743	$229	$(28,847)	$1,490,429
Depreciation and amortization	$16,527	$6,215	$1,525	$—	$24,267
Income (loss) from operations	$50,584	$23,231	$(16,183)	$(699)	$56,933
Capital expenditures	$54,946	$17,452	$2,030	$(11,800)	$62,628

Three Months Ended September 30, 2008
Sales and other revenues	$1,711,445	$30,518	$570	$(22,613)	$1,719,920
Depreciation and amortization	$9,666	$6,044	$1,030	$—	$16,740
Income (loss) from operations	$84,302	$11,845	$(13,171)	$—	$82,976
Capital expenditures	$83,154	$8,835	$660	$—	$92,649

Nine Months Ended September 30, 2009
Sales and other revenues	$3,133,133	$115,470	$3,307	$(72,277)	$3,179,633
Depreciation and amortization	$46,310	$18,515	$5,263	$—	$70,088
Income (loss) from operations	$118,819	$58,634	$(40,583)	$(699)	$136,171
Capital expenditures	$181,413	$73,478	$2,930	$(11,800)	$246,021

Nine Months Ended September 30, 2008
Sales and other revenues	$4,925,022	$67,234	$1,857	$(50,387)	$4,943,726
Depreciation and amortization	$28,646	$14,274	$3,058	$—	$45,978
Income (loss) from operations	$125,922	$24,789	$(37,916)	$—	$112,795
Capital expenditures	$268,479	$21,037	$1,917	$—	$291,433

(1)	The Refining segment reflects the operations of our Tulsa Refinery beginning June 1, 2009, our date of acquisition.

(2)	HEP segment revenues from external customers were $14.5 million and $7.9 million for the three months ended September 30, 2009 and 2008, respectively and $44 million and $16.8 million for the nine months ended September 30, 2009 and 2008, respectively.

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP	and Other	Eliminations	Total
	(In thousands)
September 30, 2009
Cash, cash equivalents and investments in marketable securities	$—	$4,050	$95,503	$—	$99,553
Total assets	$1,879,753	$538,538	$307,237	$(27,430)	$2,698,098

December 31, 2008
Cash, cash equivalents and investments in marketable securities	$—	$5,269	$90,739	$—	$96,008
Total assets	$1,288,211	$458,049	$141,768	$(13,803)	$1,874,225
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

Condensed Consolidating Balance Sheet

						Non
			Non-		Holly Corp.	-Guarantor
		Guarantor	Guarantor		before	Non-Restricted
		Restricted	Restricted		consolidation	Subsidiaries
September 30, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$85,880	$(1,063)	9,660	$—	$94,477	$4,050	$—	$98,527
Marketable securities	—	1,026	—	—	1,026	—	—	1,026
Accounts receivable	1,037	611,795	—	—	612,832	16,141	(13,141)	615,832
Intercompany accounts receivable (payable)	(1,241,395)	927,128	314,267	—	—	—	—	—
Inventories	—	298,117	—	—	298,117	165	—	298,282
Income taxes receivable	5,384	—	—	—	5,384	—	—	5,384
Prepayments and other assets	18,977	10,211	—	—	29,188	905	(3,331)	26,762

Total current assets	(1,130,117)	1,847,214	323,927	—	1,041,024	21,261	(16,472)	1,045,813

Properties and equipment, net	22,998	900,247	147,510	—	1,070,755	410,371	(12,102)	1,469,024
Investment in subsidiaries	2,053,074	(1,486,648)	(324,740)	(241,686)	—	26,809	—	26,809
Intangibles and other assets	6,756	68,455	—	—	75,211	80,097	1,144	156,452

Total assets	$952,711	$1,329,268	$146,697	$(241,686)	$2,186,990	$538,538	$(27,430)	$2,698,098

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,509	$817,676	$2,844	$—	$829,029	$4,747	$(13,141)	$820,635
Accrued liabilities	26,466	12,541	303	—	39,310	11,352	(3,331)	47,331

Total current liabilities	34,975	830,217	3,147	—	868,339	16,099	(16,472)	867,966

Long-term debt	188,204	—	—	—	188,204	417,628	—	605,832
Deferred income taxes	95,399	152	93	—	95,644	—	—	95,644
Other long-term liabilities	47,572	37,407	—	—	84,979	13,759	(17,438)	81,300
Distributions in excess of inv in HEP	—	324,737	—	—	324,737	—	(324,737)	—
Equity — Holly Corporation	586,561	136,755	143,457	(280,212)	586,561	78,887	(78,120)	587,328
Equity — Noncontrolling interest	—	—	—	38,526	38,526	12,165	409,337	460,028

Total liabilities and equity	$952,711	$1,329,268	$146,697	$(241,686)	$2,186,990	$538,538	$(27,430)	$2,698,098

Condensed Consolidating Balance Sheet

						Non-
			Non-		Holly Corp.	Guarantor
		Guarantor	Guarantor		before	Non-Restricted
		Restricted	Restricted		consolidation	Subsidiaries
December 31, 2008	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,316	$(1,182)	$3,402	$—	$35,536	$5,269	$—	$40,805
Marketable securities	48,590	604	—	—	49,194	—	—	49,194
Accounts receivable	1,734	283,480	1,524	—	286,738	14,477	(11,451)	289,764
Intercompany accounts receivable (payable)	(1,419,212)	1,134,118	285,094	—	—	—	—	—
Inventories	—	125,613	—	—	125,613	122	—	125,735
Income taxes receivable	6,350	—	—	—	6,350	—	—	6,350
Prepayments and other assets	13,814	6,842	—	—	20,656	471	(2,352)	18,775

Total current assets	(1,315,408)	1,549,475	290,020	—	524,087	20,339	(13,803)	530,623

Properties and equipment, net	22,997	718,575	109,660	—	851,232	354,090	—	1,205,322
Marketable securities (long-term)	6,009	—	—	—	6,009	—	—	6,009
Investment in subsidiaries	1,911,613	371,964	(321,003)	(1,962,574)	—	—	—	—
Intangibles and other assets	—	48,651	—	—	48,651	83,620	—	132,271

Total assets	$625,211	$2,688,665	$78,677	$(1,962,574)	$1,429,979	$458,049	$(13,803)	$1,874,225

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,269	$384,285	$1,021	$—	$394,575	$8,018	$(11,451)	$391,142
Accrued liabilities	15,086	8,118	11	—	23,215	21,153	(2,352)	42,016
Other liabilities	(8,130)	8,130	—	—	—	—	—	—
Short-term debt	—	—	—	—	—	29,000	—	29,000

Total current liabilities	16,225	400,533	1,032	—	417,790	58,171	(13,803)	462,158

Long-term debt	—	—	—	—	—	341,914	—	341,914
Non-current liabilities	41,693	5,033	—	—	46,726	17,604	—	64,330
Deferred income taxes	24,894	44,597	—	—	69,491	—	—	69,491
Distributions in excess of inv in HEP	—	326,889	—	—	326,889	—	(326,889)	—
Equity — Holly Corporation	542,399	1,911,613	77,645	(1,989,258)	542,399	30,142	(31,001)	541,540
Equity — Noncontrolling interest	—	—	—	26,684	26,684	10,218	357,890	394,792

Total liabilities and equity	$625,211	$2,688,665	$78,677	$(1,962,574)	$1,429,979	$458,049	$(13,803)	$1,874,225

Condensed Consolidating Statement of Income

						Non-
			Non-		Holly Corp.	Guarantor
		Guarantor	Guarantor		before	Non-Restricted
Three months ended		Restricted	Restricted		consolidation	Subsidiaries
September 30, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP segment)	Eliminations	Consolidated
	(In thousands)

Sales and other revenues	$3,033	$1,473,500	$—	$—	$1,476,533	$42,743	$(28,847)	$1,490,429

Operating costs and expenses:
Cost of products sold	—	1,323,329	129	—	1,323,458	—	(28,020)	1,295,438
Operating expenses	—	85,742	—	—	85,742	11,449	(128)	97,063
General and administrative expenses	15,056	(241)	65	—	14,880	1,848	—	16,728
Depreciation and amortization	987	16,748	317	—	18,052	6,215	—	24,267

Total operating costs and expenses	16,043	1,425,578	511	—	1,442,132	19,512	(28,148)	1,433,496

Income (loss) from operations	(13,010)	47,922	(511)	—	34,401	23,231	(699)	56,933

Other income (expense):
Equity in earnings of subsidiaries	56,769	7,691	8,118	(64,460)	8,118	711	(8,183)	646
Interest income (expense)	(5,802)	175	11	—	(5,616)	(6,979)	421	(12,174)
Acquisition costs	(1,701)	1,323	—	—	(378)	1,144	(1,144)	(378)

	49,266	9,189	8,129	(64,460)	2,124	(5,124)	(8,906)	(11,906)

Income (loss) before income taxes	36,256	57,111	7,618	(64,460)	36,525	18,107	(9,605)	45,027

Income tax provision	13,566	—	—	—	13,566	114	—	13,680

Net income	22,690	57,111	7,618	(64,460)	22,959	17,993	(9,605)	31,347

Less net income attributable to noncontrolling interest	—	—	—	(126)	(126)	269	7,720	7,863

Net income attributable to Holly Corporation stockholders	$22,690	$57,111	$7,618	$(64,334)	$23,085	$17,724	$(17,325)	$23,484

Condensed Consolidating Statement of Income

						Non-
			Non-		Holly Corp.	Guarantor
		Guarantor	Guarantor		before	Non-Restricted
Three months ended		Restricted	Restricted		consolidation	Subsidiaries
September 30, 2008	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP segment)	Eliminations	Consolidated
	(In thousands)

Sales and other revenues	$59	$1,711,941	$15	$—	$1,712,015	$30,518	$(22,613)	$1,719,920

Operating costs and expenses:
Cost of products sold	—	1,557,309	80	—	1,557,389	—	(22,613)	1,534,776
Operating expenses	—	60,097	—	—	60,097	11,033	—	71,130
General and administrative expenses	13,744	(1,042)	—	—	12,702	1,596	—	14,298
Depreciation and amortization	807	9,437	452	—	10,696	6,044	—	16,740

Total operating costs and expenses	14,551	1,625,801	532	—	1,640,884	18,673	(22,613)	1,636,944

Income (loss) from operations	(14,492)	86,140	(517)	—	71,131	11,845	—	82,976

Other income (expense):
Equity in earnings of subsidiaries	98,497	3,952	4,372	(102,449)	4,372	—	(4,372)	—
Interest income (expense)	(8,312)	8,405	97	—	190	(5,670)	—	(5,480)
Other Income	—	—	—	—	—	—	—	—

	90,185	12,357	4,469	(102,449)	4,562	(5,670)	(4,372)	(5,480)

Income (loss) before income taxes	75,693	98,497	3,952	(102,449)	75,693	6,175	(4,372)	77,496

Income tax provision	25,667	—	—	—	25,667	83	—	25,750

Net income	50,026	98,497	3,952	(102,449)	50,026	6,092	(4,372)	51,746

Less net income attributable to noncontrolling interest	—	—	—	(117)	(117)	164	1,800	1,847

Net income attributable to Holly Corporation stockholders	$50,026	$98,497	$3,952	$(102,332)	$50,143	$5,928	$(6,172)	$49,899

Condensed Consolidating Statement of Income

						Non-
			Non-		Holly Corp.	Guarantor
		Guarantor	Guarantor		before	Non-Restricted
Nine months ended		Restricted	Restricted		consolidation	Subsidiaries
September 30, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP segment)	Eliminations	Consolidated
		(In thousands)

Sales and other revenues	$3,228	$3,133,154	$58	$—	$3,136,440	$115,470	$(72,277)	$3,179,633

Operating costs and expenses:
Cost of products sold	—	2,757,831	383	—	2,758,214	—	(71,196)	2,687,018
Operating expenses	—	209,824	—	—	209,824	33,331	(382)	242,773
General and administrative expenses	37,655	873	65	—	38,593	4,990	—	43,583
Depreciation and amortization	2,924	47,698	951	—	51,573	18,515	—	70,088

Total operating costs and expenses	40,579	3,016,226	1,399	—	3,058,204	56,836	(71,578)	3,043,462

Income (loss) from operations	(37,351)	116,928	(1,341)	—	78,236	58,634	(699)	136,171

Other income (expense):
Equity in earnings of subsidiaries	136,125	19,210	21,367	(155,335)	21,367	1,374	(21,432)	1,309
Interest income (expense)	(8,154)	2,317	33	—	(5,804)	(17,903)	419	(23,288)
Acquisition costs	—	(1,988)	—	—	(1,988)	(1,356)	1,356	(1,988)

	127,971	19,539	21,400	(155,335)	13,575	(17,885)	(19,657)	(23,967)

Income (loss) before income taxes	90,620	136,467	20,059	(155,335)	91,811	40,749	(20,356)	112,204

Income tax provision	35,069	—	—	—	35,069	317	—	35,386

Net income	55,551	136,467	20,059	(155,335)	56,742	40,432	(20,356)	76,818

Less net income attributable to noncontrolling interest	—	—	—	(308)	(308)	1,191	15,901	16,784

Net income attributable to Holly Corporation stockholders	$55,551	$136,467	$20,059	$(155,027)	$57,050	$39,241	$(36,257)	$60,034

Condensed Consolidating Statement of Income

						Non-
			Non-		Holly Corp.	Guarantor
		Guarantor	Guarantor		before	Non-Restricted
Nine months ended		Restricted	Restricted		consolidation	Subsidiaries
September 30, 2008	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP segment)	Eliminations	Consolidated
	(In thousands)

Sales and other revenues	$1,831	$4,925,033	$15	$—	$4,926,879	$67,234	$(50,387)	$4,943,726

Operating costs and expenses:
Cost of products sold	—	4,588,539	427	—	4,588,966	—	(50,203)	4,538,763
Operating expenses	—	181,450	53	—	181,503	24,694	(184)	206,013
General and administrative expenses	35,998	702	—	—	36,700	3,477	—	40,177
Depreciation and amortization	2,391	28,861	452	—	31,704	14,274	—	45,978

Total operating costs and expenses	38,389	4,799,552	932	—	4,838,873	42,445	(50,387)	4,830,931

Income (loss) from operations	(36,558)	125,481	(917)	—	88,006	24,789	—	112,795

Other income (expense):
Equity in earnings of subsidiaries	171,079	11,154	11,651	(182,233)	11,651	—	(8,661)	2,990
Interest income (expense)	(27,927)	34,444	420	—	6,937	(13,279)	—	(6,342)

	143,152	45,598	12,071	(182,233)	18,588	(13,279)	(8,661)	(3,352)

Income (loss) before income taxes	106,594	171,079	11,154	(182,233)	106,594	11,510	(8,661)	109,443

Income tax provision	36,111	—	—	—	36,111	190	—	36,301

Net income	70,483	171,079	11,154	(182,233)	70,483	11,320	(8,661)	73,142

Less net income attributable to noncontrolling interest	—	—	—	(86)	(86)	519	2,709	3,142

Net income attributable to Holly Corporation stockholders	$70,483	$171,079	$11,154	$(182,147)	$70,569	$10,801	$(11,370)	$70,000

Condensed Consolidating Statement of Cash Flows

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		before	Non-Restricted
Nine months ended		Restricted	Restricted		consolidation	Subsidiaries
September 30, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP segment)	Eliminations	Consolidated
				(In thousands)

Cash flows from operating activities	$(158,881)	$314,740	$967	$—	$156,826	$44,788	$(21,962)	$179,652

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(2,930)	(138,104)	(43,309)	—	(184,343)	—	(34,200)	(218,543)
Additions to properties, plants and equipment — HEP	—	—	—	—	—	(73,478)	46,000	(27,478)
Acquisition of Tulsa Refinery Holly Corporation	—	(157,814)	—	—	(157,814)	—	—	(157,814)
Investment in SLC Pipeline — Holly Energy Partners	—	—	—	—	—	(25,500)	—	(25,500)
Purchases of marketable securities	(165,892)	—	—	—	(165,892)	—	—	(165,892)
Sales and maturities of marketable securities	220,281	—	—	—	220,281	—	—	220,281

Net cash provided by (used for) investing activities	51,459	(295,918)	(43,309)	—	(287,768)	(98,978)	11,800	(374,946)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discounts — Holly Corporation	187,925	—	—	—	187,925	—	—	187,925
Proceeds from issuance of common units — Holly Energy Partners	—	—	—	—	—	58,355	—	58,355
Net borrowings under credit agreement — Holly Energy Partners	—	—	—	—	—	45,000	—	45,000
Dividends	(22,569)	—	—	—	(22,569)	—	—	(22,569)
Distributions to noncontrolling interest	—	—	—	—	—	(44,993)	21,634	(23,359)
Purchase of treasury stock	(1,214)	—	—	—	(1,214)	—	—	(1,214)
Contribution from joint venture partner	—	(34,950)	48,600	—	13,650	—	—	13,650
Excess tax benefit from equity based compensation	2,140	—	—	—	2,140	—	—	2,140
Deferred financing costs	(6,356)	—	—	—	(6,356)	—	—	(6,356)
Other	60	16,247	—	—	16,307	(5,391)	(11,472)	(556)

Net cash provided by (used for) financing activities	159,986	(18,703)	48,600	—	189,883	52,971	10,162	253,016

Cash and cash equivalents
Increase (decrease) for the period	52,564	119	6,258	—	58,941	(1,219)	—	57,722
Beginning of period	33,316	(1,182)	3,402	—	35,536	5,269	—	40,805

End of period	$85,880	$(1,063)	$9,660	$—	$94,477	$4,050	$—	$98,527

Condensed Consolidating Statement of Cash Flows

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		before	Non-Restricted
Nine months ended		Restricted	Restricted		consolidation	Subsidiaries
September 30, 2008	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP segment)	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities	$50,985	$84,522	$17,786	$—	$153,293	$20,758	$(13,357)	$160,694

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(1,660)	(193,988)	(74,748)	—	(270,396)	—	—	(270,396)
Additions to properties, plants and equipment — HEP	—	—	—	—	—	(21,190)	153	(21,037)
Purchases of marketable securities	(377,226)	—	—	—	(377,226)	—	—	(377,226)
Sales and maturities of marketable securities	516,062	—	—	—	516,062	—	—	516,062
Proceeds from sale of crude pipeline and tankage assets	—	171,000	—	—	171,000	—	—	171,000
Increase in cash due to consolidation of HEP	—	—	—	—	—	—	7,295	7,295
Investment in HEP	—	(290)	—	—	(290)	—	—	(290)

Net cash provided by (used for) investing activities	137,176	(23,278)	(74,748)	—	39,150	(21,190)	7,448	25,408

Cash flows from financing activities
Net borrowings under credit agreements	—	—	—	—	—	24,000	—	24,000
Dividends	(21,585)	—	—	—	(21,585)	—	—	(21,585)
Distributions to noncontrolling interest	—	—	—	—	—	(27,485)	12,840	(14,645)
Purchase of treasury stock	(151,106)	—	—	—	(151,106)	—	—	(151,106)
Contribution from joint venture partner	—	(45,000)	60,000	—	15,000	—	—	15,000
Excess tax benefit from equity based compensation	4,275	—	—	—	4,275	—	—	4,275
Deferred financing costs	—	—	—	—	—	(466)	365	(101)
Other	494	—	—	—	494	(505)	(290)	(301)

Net cash provided by (used for) financing activities	(167,922)	(45,000)	60,000	—	(152,922)	(4,456)	12,915	(144,463)

Cash and cash equivalents
Increase (decrease) for the period	20,239	16,244	3,038	—	39,521	(4,888)	7,006	41,639
Beginning of period	97,953	(17,912)	14,328	—	94,369	7,006	(7,006)	94,369

End of period	$118,192	$(1,668)	$17,366	$—	$133,890	$2,118	$—	$136,008

(1)	Includes Holly Corporation’s investment in HEP under the equity method of accounting.
Note 16: Subsequent Events
Holly Corporation
On October 20, 2009, we announced a definitive agreement with Sinclair Oil Corporation (“Sinclair”) to purchase its 75,000 BPD refinery located in Tulsa, Oklahoma for $128.5 million. The purchase price will consist of $54.5 million in cash and $74 million in our common stock. Additionally, we have agreed to purchase approximately 500,000 barrels of inventory at the closing of this transaction at market value. We expect to close on this transaction in December 2009 and to fund the cash portion of this transaction and the related inventory purchase with cash on hand and proceeds from our recent $100 million private debt offering discussed below. We plan to integrate the operations of this facility and our existing 85,000 BPD Tulsa Refinery into a single refinery having an integrated crude processing rate of 125,000 BPD.
In conjunction with this transaction, we expect to enter into a long-term agreement with HEP for certain storage, loading, delivery and receiving services associated with HEP’s new logistics and storage assets discussed below.
On October 20, 2009, we also announced the sale to Plains All American Pipeline, LP (“Plains”) of a portion of our crude oil storage tanks having an approximate storage capacity of 400,000 barrels and certain crude oil pipeline receiving facilities at our Tulsa Refinery for $40 million in cash. In connection with this transaction, we have entered into a 15-year lease agreement with Plains for use of these assets.

On October 26, 2009 we issued $100 million aggregate principal amount of our senior notes as an add-on offering to the $200 million Holly Senior Notes issued in June 2009.
Additionally, on November 3, 2009 we upsized the Holly Credit Agreement to $350 under the accordion, to fund potential increases in our working capital needs as a result of the pending Sinclair acquisition.
HEP
On October 19, 2009, BP Plc, HEP’s Rio Grande joint venture partner, consented to an agreement between HEP Navajo Southern, L.P. (one of HEP’s wholly-owned subsidiaries) and Enterprise Products Operating LLC (“Enterprise”) under which HEP has agreed to sell HEP Navajo Southern, L.P.’s 70% ownership interest in Rio Grande to Enterprise for $35 million. This transaction is expected to close in December 2009.
On October 20, 2009, HEP, also a party to the agreement with Sinclair as discussed above, announced an agreement to purchase certain logistics and storage assets from Sinclair consisting of storage tanks having approximately 1.4 million barrels of storage capacity, loading racks and a refined product delivery pipeline at the Sinclair refinery. HEP’s $75 million purchase price will consist of $21.5 million in cash and $53.5 million in HEP common units.
On November 6, 2009, HEP closed on a public offering of 2,185,000 of its common units priced at $35.78 per unit, including 285,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Aggregate net proceeds of $76.5 million, including our $1.5 million capital contribution to HEP in order to maintain our 2% general partner interest, will be used to fund the cash portion of HEP’s pending asset acquisition from Sinclair, for other potential acquisitions including our current pipeline projects, to repay outstanding debt under the HEP Credit Agreement and / or for general partnership purposes.

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
OVERVIEW
We are principally an independent petroleum refiner operating three refineries in Artesia and Lovington, New Mexico (operated as one refinery and collectively known as the “Navajo Refinery”), Woods Cross, Utah (the “Woods Cross Refinery”) and Tulsa, Oklahoma (the “Tulsa Refinery”). As of September 30, 2009, our refineries had a combined crude capacity of 216,000 BPSD. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At September 30, 2009, we also owned a 41% interest in HEP, which owns and operates pipeline and terminalling assets, and owns a 70% interest in Rio Grande Pipeline Company (“Rio Grande”) and a 25% interest in SLC Pipeline LLC (“SLC Pipeline”).
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel, jet fuel and specialty lubricant products in markets in the southwest, rocky mountain and mid-continent regions of the United States and in northern Mexico. For the nine months ended September 30, 2009, sales and other revenues were $3,179.6 million and net income attributable to Holly Corporation stockholders was $60 million. For the nine months ended September 30, 2008, sales and other revenues were $4,943.7 million and net income attributable to Holly Corporation stockholders was $70 million. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the nine months ended September 30, 2009 were $3,043.5 million compared to $4,830.9 million for the nine months ended September 30, 2008.
On June 1, 2009, we acquired the Tulsa Refinery from Sunoco, Inc. (“Sunoco”) for $157.8 million, including crude oil, refined product and other inventories totaling $92.8 million. The Tulsa Refinery is located on an approximate 750-acre site in Tulsa, Oklahoma and has a total crude oil throughput capacity of 85,000 BPSD. The refinery produces fuel products including gasoline, diesel fuel and jet fuel and serves markets in the mid-continent region of the United States and also produces specialty lubricant products that are marketed throughout North America and are distributed in Central and South America.
On June 10, 2009, we issued $200 million in aggregate principal amount of 9.875% senior notes due 2017 (the “Holly Senior Notes”). A portion of the $188 million in net proceeds received was used for post-closing payments for inventories of crude oil and refined products from Sunoco following the closing of the Tulsa Refinery purchase on June 1, 2009. On October 26, 2009 we issued $100 million aggregate principal amount of our senior notes as an add-on offering to the Holly Senior Notes that we intend to use to fund the cash portion of our pending acquisition of Sinclair Oil Company’s (“Sinclair”) 75,000 BPD refinery located in Tulsa, Oklahoma (see discussion under “planned capital expenditures”).
HEP is a variable interest entity (“VIE”) as defined under Accounting Standards Codification (“ASC”) Topic “Variable Interest Entities” (previously Financial Accounting Standards Board (“FASB”) Interpretation 46(R)). Under the provisions of this topic, HEP’s purchase of our crude pipelines and tankage assets in 2008 (the “Crude Pipelines and Tankage Assets”) qualified as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following this transaction, we determined that our beneficial interest in HEP exceeded 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting.

RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	September 30,		Change from 2008
	2009	2008	Change	Percent
	(In thousands, except per share data)

Sales and other revenues	$1,490,429	$1,719,920	$(229,491)	(13.3)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,295,438	1,534,776	(239,338)	(15.6)
Operating expenses (exclusive of depreciation and amortization)	97,063	71,130	25,933	36.5
General and administrative expenses (exclusive of depreciation and amortization)	16,728	14,298	2,430	17.0
Depreciation and amortization	24,267	16,740	7,527	45.0

Total operating costs and expenses	1,433,496	1,636,944	(203,448)	(12.4)

Income from operations	56,933	82,976	(26,043)	(31.4)
Other income (expense):
Equity in earnings of SLC Pipeline	646	—	646	—
Interest income	231	1,896	(1,665)	(87.8)
Interest expense	(12,405)	(7,376)	(5,029)	68.2
Acquisition costs — Tulsa refineries	(378)	—	(378)	—

	(11,906)	(5,480)	(6,426)	117.3

Income before income taxes	45,027	77,496	(32,469)	(41.9)
Income tax provision	13,680	25,750	(12,070)	(46.9)

Net income(1)	31,347	51,746	(20,399)	(39.4)
Less noncontrolling interest in net income(1)	7,863	1,847	6,016	325.7

Net income attributable to Holly Corporation stockholders(1)	$23,484	$49,899	$(26,415)	(52.9)%

Net income per share attributable to Holly Corporation stockholders — basic	$0.47	$1.00	$(0.53)	(53.0)%

Net income per share attributable to Holly Corporation stockholders — diluted	$0.47	$1.00	$(0.53)	(53.0)%

Cash dividends declared per common share	$0.15	$0.15	$—	—%

Average number of common shares outstanding:
Basic	50,244	49,717	527	1.1%
Diluted	50,327	50,032	295	0.6%

	Nine Months Ended
	September 30,		Change from 2008
	2009	2008	Change	Percent
	(In thousands, except per share data)

Sales and other revenues	$3,179,633	$4,943,726	$(1,764,093)	(35.7)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,687,018	4,538,763	(1,851,745)	(40.8)
Operating expenses (exclusive of depreciation and amortization)	242,773	206,013	36,760	17.8
General and administrative expenses (exclusive of depreciation and amortization)	43,583	40,177	3,406	8.5
Depreciation and amortization	70,088	45,978	24,110	52.4

Total operating costs and expenses	3,043,462	4,830,931	(1,787,469)	(37.0)

Income from operations	136,171	112,795	23,376	20.7
Other income (expense):
Equity in earnings of SLC Pipeline	1,309	—	1,309	—
Interest income	2,561	9,277	(6,716)	(72.4)
Interest expense	(25,849)	(15,619)	(10,230)	65.5
Acquisition costs — Tulsa refineries	(1,988)	—	(1,988)	—
Equity in earnings of HEP	—	2,990	(2,990)	(100.0)

	(23,967)	(3,352)	(20,615)	615.0

Income before income taxes	112,204	109,443	2,761	2.5
Income tax provision	35,386	36,301	(915)	(2.5)

Net income(1)	76,818	73,142	3,676	5.0
Less noncontrolling interest in net income(1)	16,784	3,142	13,642	434.2

Net income attributable to Holly Corporation stockholders(1)	$60,034	$70,000	$(9,966)	(14.2)%

Net income per share attributable to Holly Corporation stockholders — basic	$1.20	$1.39	$(0.19)	(13.7)%

Net income per share attributable to Holly Corporation stockholders — diluted	$1.19	$1.38	$(0.19)	(13.8)%

Cash dividends declared per common share	$0.45	$0.45	$—	—%

Average number of common shares outstanding:
Basic	50,153	50,339	(186)	(0.4)%
Diluted	50,272	50,717	(445)	(0.9)%
Balance Sheet Data (Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$99,553	$96,008
Working capital	$177,847	$68,465
Total assets	$2,698,098	$1,874,225
Long-term debt — Holly Corporation	$188,204	$—
Long-term debt — Holly Energy Partners	$417,628	$341,914
Total equity(1)	$1,047,356	$936,332

(1)	During the first quarter of 2009, we adopted accounting standards under ASC Topic “Noncontrolling Interest in a Subsidiary” (previously Statement of Financial Accounting Standard (“SFAS”) No. 160). As a result, net income attributable to the noncontrolling interest in our HEP subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Corporation stockholders” in our Consolidated Statements of Income. Prior to our adoption of these standards, this amount was presented as “Minority interest in earnings of HEP,” a non-operating expense item before “Income before income taxes.” Additionally, equity attributable to noncontrolling interests is now presented as a separate component of total equity in our consolidated financial statements. We have adopted these standards on a retrospective basis. While this presentation differs from previous requirements under generally accepted accounting principles in the United States (“GAAP”), it did not affect our net income and equity attributable to Holly Corporation stockholders.

Other Financial Data (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net cash provided by operating activities	$38,102	$46,081	$179,652	$160,694
Net cash provided by (used for) investing activities	$(62,628)	$(46,076)	$(374,946)	$25,408
Net cash provided by (used for) financing activities	$14,365	$(18,768)	$253,016	$(144,463)
Capital expenditures	$62,628	$92,649	$246,021	$291,433
EBITDA (1)	$73,605	$97,869	$188,796	$158,621

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as (“EBITDA”), is calculated as net income attributable to Holly Corporation stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segment are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Consolidations and Eliminations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Sales and other revenues
Refining(1)	$1,476,304	$1,711,445	$3,133,133	$4,925,022
HEP(2)	42,743	30,518	115,470	67,234
Corporate and Other	229	570	3,307	1,857
Consolidations and Eliminations	(28,847)	(22,613)	(72,277)	(50,387)

Consolidated	$1,490,429	$1,719,920	$3,179,633	$4,943,726

Operating income (loss)
Refining(1)	$50,584	$84,302	$118,819	$125,922
HEP(2)	23,231	11,845	58,634	24,789
Corporate and Other	(16,183)	(13,171)	(40,583)	(37,916)
Consolidations and Eliminations	(699)	—	(699)	—

Consolidated	$56,933	$82,976	$136,171	$112,795

(1)	The Refining segment includes the operations of our Navajo, Woods Cross and Tulsa Refineries and Holly Asphalt Company. The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel, jet fuel and specialty lubricant products. The petroleum products produced by the Refining segment are primarily marketed in the southwest, rocky mountain and mid-continent regions of the United States and northern Mexico. Additionally, the Refining segment includes specialty lubricant products produced at our Tulsa Refinery that are marketed throughout North America and are distributed in Central and South America. Holly Asphalt Company manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.

(2)	The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation). HEP owns and operates a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico and Utah. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at their storage tanks and terminals. The HEP segment also includes a 70% interest in Rio Grande which provides petroleum products transportation services. Additionally, HEP owns a 25% interest in the SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest in Rio Grande and SLC Pipeline.
Refining Operating Data (Unaudited)
Our refinery operations include the Navajo, Woods Cross and Tulsa Refineries. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The cost of products and refinery gross margin do not include the effect of depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Navajo Refinery
Crude charge (BPD) (1)	86,250	78,610	76,670	78,200
Refinery production (BPD) (2)	93,620	88,710	84,560	86,780
Sales of produced refined products (BPD)	94,000	88,920	84,100	87,630
Sales of refined products (BPD) (3)	96,580	94,760	88,110	96,290

Refinery utilization (4)	86.2%	92.5%	80.7%	92.0%

Average per produced barrel (5)
Net sales	$78.15	$133.44	$69.21	$122.82
Cost of products (6)	70.88	120.75	60.25	113.76

Refinery gross margin	7.27	12.69	8.96	9.06
Refinery operating expenses (7)	4.37	4.92	4.88	4.96

Net operating margin	$2.90	$7.77	$4.08	$4.10

Feedstocks:
Sour crude oil	86%	75%	84%	79%
Sweet crude oil	6%	13%	6%	10%
Other feedstocks and blends	8%	12%	10%	11%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	56%	56%	57%	57%
Diesel fuels	33%	34%	33%	33%
Jet fuels	3%	1%	2%	1%
Fuel oil	4%	3%	3%	3%
Asphalt	2%	3%	3%	3%
LPG and other	2%	3%	2%	3%

Total	100%	100%	100%	100%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Woods Cross Refinery(8)
Crude charge (BPD) (1)	26,860	14,400	25,670	21,090
Refinery production (BPD) (2)	27,630	15,080	26,220	21,330
Sales of produced refined products (BPD)	27,100	17,250	27,060	22,090
Sales of refined products (BPD) (3)	27,150	18,450	27,520	23,470

Refinery utilization (4)	86.7%	55.4%	81.9%	81.1%

Average per produced barrel (5)
Net sales	$80.87	$145.86	$66.87	$124.98
Cost of products (6)	65.68	117.82	55.22	108.40

Refinery gross margin	15.19	28.04	11.65	16.58
Refinery operating expenses (7)	6.44	8.78	6.45	7.59

Net operating margin	$8.75	$19.26	$5.20	$8.99

Feedstocks:
Sour crude oil	6%	—%	4%	1%
Sweet crude oil	61%	68%	63%	74%
Black wax crude oil	27%	23%	28%	20%
Other feedstocks and blends	6%	9%	5%	5%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	59%	59%	65%	63%
Diesel fuels	32%	35%	28%	28%
Jet fuels	3%	1%	1%	1%
Fuel oil	3%	3%	3%	5%
Asphalt	2%	1%	1%	1%
LPG and other	1%	1%	2%	2%

Total	100%	100%	100%	100%

Tulsa Refinery(9)
Crude charge (BPD) (1)	66,230	—	28,300	—
Refinery production (BPD) (2)	64,230	—	27,400	—
Sales of produced refined products (BPD)	60,600	—	26,080	—
Sales of refined products (BPD)(3)	60,850	—	26,250	—

Refinery utilization (4)	77.9%	—%	74.5%	—%

Average per produced barrel (5)
Net sales	$76.80	$—	$76.65	$—
Cost of products (6)	70.10	—	70.80	—

Refinery gross margin	6.70	—	5.85	—
Refinery operating expenses (7)	4.64	—	4.76	—

Net operating margin	$2.06	$—	$1.09	$—

Feedstocks:
Sour crude oil	—%	—%	—%	—%
Sweet crude oil	100%	—%	100%	—%
Other feedstocks and blends	—%	—%	—%	—%

Total	100%	—%	100%	—%

Sales of produced refined products:
Gasolines	23%	—%	23%	—%
Diesel fuels	30%	—%	30%	—%
Jet fuels	11%	—%	11%	—%
Lubricants	18%	—%	18%	—%
Gas oil / intermediates	16%	—%	16%	—%
LPG and other	2%	—%	2%	—%

Total	100%	—%	100%	—%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Consolidated
Crude charge (BPD) (1)	179,350	93,010	130,640	99,290
Refinery production (BPD) (2)	185,480	103,790	138,190	108,110
Sales of produced refined products (BPD)	181,690	106,170	137,240	109,720
Sales of refined products (BPD) (3)	184,570	113,210	141,890	119,760

Refinery utilization (4)	83.0%	83.8%	80.5%	89.5%

Average per produced barrel (5)
Net sales	$78.11	$135.45	$70.16	$123.25
Cost of products (6)	69.84	120.28	61.26	112.68

Refinery gross margin	8.27	15.17	8.90	10.57
Refinery operating expenses (7)	4.77	5.55	5.17	5.49

Net operating margin	$3.50	$9.62	$3.73	$5.08

Feedstocks:
Sour crude oil	44%	64%	52%	63%
Sweet crude oil	47%	21%	36%	23%
Black wax crude oil	4%	3%	5%	4%
Other feedstocks and blends	5%	12%	7%	10%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	45%	57%	52%	58%
Diesel fuels	32%	34%	31%	32%
Jet fuels	6%	1%	3%	1%
Fuel oil	2%	3%	3%	3%
Asphalt	2%	3%	2%	3%
Lubricants	6%	—%	4%	—%
Gas oil / intermediates	5%	—%	3%	—%
LPG and other	2%	2%	2%	3%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased by 5,000 BPSD effective January 1, 2009 (our Woods Cross Refinery expansion), 15,000 BPSD effective April 1, 2009 (our Navajo Refinery expansion) and 85,000 BPSD effective June 1, 2009 (our Tulsa Refinery acquisition), increasing our consolidated crude capacity to 216,000 BPSD.

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Transportation costs billed from HEP are included in cost of products.

(7)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

(8)	There was a scheduled major maintenance turnaround at the Woods Cross refinery during the 2008 third quarter.

(9)	The amounts reported for the Tulsa Refinery for the nine months ended September 30, 2009 include crude oil processed and products yielded from the refinery for the period from June 1, 2009 through September 30, 2009 only, and averaged over the 273 days for the nine months ended. Operating data for the period from June 1, 2009 through September 30, 2009 is as follows:

Tulsa Refinery
Crude charge (BPD)	63,330
Refinery production (BPD)	61,310
Sales of produced refined products (BPD)	58,360
Sales of refined products (BPD)	58,740

Results of Operations — Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Summary
Net income attributable to Holly Corporation stockholders for the three months ended September 30, 2009 was $23.5 million ($0.47 per basic and diluted share), a $26.4 million decrease compared to $49.9 million ($1.00 per basic and diluted share) for the three months ended September 30, 2008. Net income decreased due to an overall decrease in refinery gross margins, partially offset by the effects of increased refining production. Overall refinery gross margins for the three months ended September 30, 2009 were $8.27 per produced barrel compared to $15.17 for the three months ended September 30, 2008.
Overall production levels for the three months ended September 30, 2009 increased by 79% over the same period of 2008 due to production attributable to the operations of our newly acquired Tulsa Refinery and production gains resulting from our recent Navajo and Woods Cross Refinery capacity expansions. Also impacting this production increase was the effects of scheduled downtime for the major maintenance turnaround at our Woods Cross Refinery during the third quarter of 2008.
Sales and Other Revenues
Sales and other revenues decreased 13% from $1,719.9 million for the three months ended September 30, 2008 to $1,490.4 million for the three months ended September 30, 2009, due principally to the effects of an overall decline in year-over-year third quarter sales prices of produced refined products sold, partially offset by a 63% increase in volumes of refined products sold. The average sales price we received per produced barrel sold decreased 42% from $135.45 for the three months ended September 30, 2008 to $78.11 for the three months ended September 30, 2009. Additionally, direct sales of excess crude oil also decreased in the current year. Sales and other revenues for the three months ended September 30, 2009 and 2008, includes $14.5 million and $7.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold decreased 16% from $1,534.8 million for the three months ended September 30, 2008 to $1,295.4 million for the three months ended September 30, 2009, due principally to significantly lower crude oil costs, partially offset by a 63% increase in volumes of refined products sold. The average price we paid per produced barrel sold for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 42% from $120.28 for the three months ended September 30, 2008 to $69.84 for the three months ended September 30, 2009.
Gross Refinery Margins
Gross refining margin per produced barrel decreased 45% from $15.17 for the three months ended September 30, 2008 to $8.27 for the three months ended September 30, 2009 due to the effects of a decrease in the average sales price we received per produced barrel sold, partially offset a decrease in the average price we paid per barrel of crude oil and feedstocks. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 37% from $71.1 million for the three months ended September 30, 2008 to $97.1 million for the three months ended September 30, 2009, due principally to the inclusion of costs attributable to the operations of our Tulsa Refinery commencing June 1, 2009, partially offset by lower utility costs.
General and Administrative Expenses
General and administrative expenses increased 17% from $14.3 million for the three months ended September 30, 2008 to $16.7 million for the three months ended September 30, 2009, due principally to costs associated with the support and integration of our Tulsa Refinery, increased payroll costs and increased professional fees and services.

Depreciation and Amortization Expenses
Depreciation and amortization increased 45% from $16.7 million for the three months ended September 30, 2008 to $24.3 million for the three months ended September 30, 2009. The increase was due principally to depreciation and amortization attributable to our Tulsa Refinery and capitalized refinery improvement projects in 2008 and early 2009.
Interest Expense
Interest expense was $12.4 million for the three months ended September 30, 2009 compared to $7.4 million for the three months ended September 30, 2008. The increase was due principally to interest attributable to increased long-term debt, including the Holly Senior Notes. For the three months ended September 30, 2009 and 2008, interest expense included $6.6 million and $5.6 million, respectively, in costs attributable to HEP operations. Additionally, fair value adjustments to HEP’s interest rate swaps resulted in a $0.9 million non-cash increase in interest expense for the three months ended September 30, 2009.
Income Taxes
Income taxes for the three months ended September 30, 2009 were $13.7 million compared to $25.8 million for the three months ended September 30, 2008. Our effective tax rate, before consideration of earnings attributable to noncontrolling interest, was 30.4% and 33.2% for the three months ended September 30, 2009 and 2008, respectively.
Results of Operations — Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Summary
Net income attributable to Holly Corporation stockholders for the nine months ended September 30, 2009 was $60 million ($1.20 per basic and $1.19 per diluted share), a $10 million decrease compared to $70 million ($1.39 per basic and $1.38 per diluted share) for the nine months ended September 30, 2008. Net income decreased due principally to lower year-over-year refined product margins, partially offset by the effects of an increase in year-to-date production levels. Overall refinery gross margins for the nine months ended September 30, 2009 were $8.90 per produced barrel compared to $10.57 for the nine months ended September 30, 2008.
Overall production levels for the nine months ended September 30, 2009 increased by 28% due principally to the effects of production attributable to our Tulsa Refinery operations and production gains resulting from our recent Navajo and Woods Cross Refinery capacity expansions. Also impacting production levels was scheduled downtime for major maintenance turnarounds at the Navajo Refinery in the first quarter of 2009 and the Woods Cross Refinery in the third quarter of 2008. During the first quarter of 2009, we timed our Navajo Refinery turnaround to coincide with the completion of its 15,000 BPSD capacity expansion, increasing refining capacity to 100,000 BPSD.
Sales and Other Revenues
Sales and other revenues decreased 36% from $4,943.7 million for the nine months ended September 30, 2008 to $3,179.6 million for the nine months ended September 30, 2009, due principally to significantly lower refined product sales prices, partially offset by the effects of an 18% increase in volumes of refined products sold. The average sales price we received per produced barrel sold decreased 43% from $123.25 for the nine months ended September 30, 2008 to $70.16 for the nine months ended September 30, 2009. Additionally, direct sales of excess crude oil also decreased in the current year. Sales and other revenues for the nine months ended September 30, 2009 and 2008, includes $44 million and $16.8 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold decreased 41% from $4,538.8 million for the nine months ended September 30, 2008 to $2,687 million for the nine months ended September 30, 2009, due principally to the effects of significantly lower crude oil costs, partially offset by the effects of an 18% increase in volumes of refined products sold. The average price we paid per produced barrel sold for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 46% from $112.68 for the nine months ended September 30, 2008 to $61.26 for the nine months ended September 30, 2009. Also during the nine months ended September 30, 2009, we recognized a $1 million charge to cost of products sold resulting from the liquidation of certain LIFO quantities of inventory that were carried at higher costs as compared to current costs.
Gross Refinery Margins
Gross refining margin per produced barrel decreased 16% from $10.57 for the nine months ended September 30, 2008 to $8.90 for the nine months ended September 30, 2009 due to a decrease in the average sales price we received per produced barrel sold, partially offset by the effects of a decrease in the average price we paid per barrel of crude oil and feedstocks. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 18% from $206 million for the nine months ended September 30, 2008 to $242.8 million for the nine months ended September 30, 2009, due principally to costs attributable to the operations of our Tulsa Refinery commencing June 1, 2009 and the inclusion of HEP operating expense for a full nine month period during the nine months ended September 30, 2009 compared to seven months in 2008 due to our reconsolidation of HEP effective March 1, 2008. These factors were partially offset by lower utility costs. For the nine months ended September 30, 2009 and 2008, operating expenses included $32.9 million and $24.7 million, respectively, in costs attributable to HEP operations.
General and Administrative Expenses
General and administrative expenses increased 9% from $40.2 million for the nine months ended September 30, 2008 to $43.6 million for the nine months ended September 30, 2009, due principally to costs associated with the support and integration of our Tulsa Refinery, increased payroll costs and increased professional fees and services. For the nine months ended September 30, 2009 and 2008, general and administrative expenses included $3.3 million and $2.3 million, respectively, in costs attributable to HEP operations.
Depreciation and Amortization Expenses
Depreciation and amortization increased 52% from $46 million for the nine months ended September 30, 2008 to $70.1 million for the nine months ended September 30, 2009. The increase was due principally to depreciation and amortization attributable to our Tulsa Refinery and capitalized refinery improvement projects in 2008 and early 2009, and the inclusion of HEP depreciation expense for a full nine month period during the nine months ended September 30, 2009 compared to seven months in 2008. For the nine months ended September 30, 2009 and 2008, depreciation and amortization expenses included $18.7 million and $14.3 million, respectively, in costs attributable to HEP operations.
Equity in Earnings of HEP
Effective March 1, 2008, we reconsolidated HEP and no longer account for our investment in HEP under the equity method of accounting. Equity in earnings of HEP for the nine months ended September 30, 2008 was $3 million, representing our pro-rata share of earnings in HEP from January 1 through February 29, 2008.
Interest Expense
Interest expense was $25.8 million for the nine months ended September 30, 2009 compared to $15.6 million for the nine months ended September 30, 2008. The increase was due principally to interest attributable to increased long-term debt, including the Holly Senior Notes, and the inclusion of HEP interest expense for a full nine month period during the nine months ended September 30, 2009 compared to seven months in 2008. For the nine months ended September 30, 2009 and 2008, interest expense included $17.5 million and $13.3 million, respectively, in costs attributable to HEP operations. Additionally, fair value adjustments to HEP’s interest rate swaps resulted in a $0.3 million non-cash increase in interest expense for the nine months ended September 30, 2009.
Income Taxes
Income taxes for the nine months ended September 30, 2009 were $35.4 million compared to $36.3 million for the nine months ended September 30, 2008. Our effective tax rate, before consideration of earnings attributable to noncontrolling interest, was 31.5% and 33.2% for the nine months ended September 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of September 30, 2009, we had cash and cash equivalents of $98.5 million.
Cash and cash equivalents increased by $57.7 million during the nine months ended September 30, 2009. Net cash provided by operating activities and financing activities of $179.7 million and $253 million, respectively, exceeded cash used for investing activities of $374.9 million. Working capital increased by $107.7 million during the nine months ended September 30, 2009.
In April 2009, we entered into a second amended and restated $300 million senior secured revolving credit agreement (the “Holly Credit Agreement”) that amends and restates our previous credit agreement in its entirety with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. The credit agreement expires in March 2013 and may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at September 30, 2009. At September 30, 2009, we had no outstanding borrowings and letters of credit totaling $46.8 million under the Holly Credit Agreement. At that level of usage, the unused commitment under the Holly Credit Agreement was $253.2 million at September 30, 2009.
On November 3, 2009 we upsized the Holly Credit Agreement to $350 million under the accordion, to fund potential increases in our working capital needs as a result of the pending Sinclair acquisition. See “planned capital expenditures” for discussion of this pending transaction.
There are currently a total of twelve lenders under the Holly Credit Agreement with individual commitments ranging from $15 million to $46 million. If any particular lender could not honor its commitment, we believe the unused capacity that would be available from the remaining lenders would be sufficient to meet our borrowing needs. Additionally, we have reviewed publicly available information on our lenders in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the Credit Agreement. We have not experienced, nor do we expect to experience, any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, we believe there would be alternative lenders or options available.
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions and working capital and / or other general partnership purposes. At September 30, 2009, HEP had outstanding borrowings totaling $245 million under the HEP Credit Agreement, with unused borrowing capacity of $55 million. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets. HEP assets that are included in our Consolidated Balance Sheets at September 30, 2009 consist of $4.1 million in cash and cash equivalents, $6 million in trade accounts receivable and other current assets, $398.8 million in properties, plants and equipment, net and $106.9 million in intangible and other assets. Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C. and Woods Cross Refining Company, L.L.C., three of our subsidiaries, have agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement.
There are currently a total of thirteen lenders under the HEP Credit Agreement with individual commitments ranging from $15 million to $40 million. If any particular lender could not honor its commitment, HEP believes the unused capacity that would be available from the remaining lenders would be sufficient to meet its borrowing needs. Additionally, publicly available information on these lenders is reviewed in order to monitor their financial stability and assess their ongoing ability to honor their commitments under the HEP Credit Agreement. HEP has not experienced, nor do they expect to experience, any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, HEP believes there would be alternative lenders or options available.

On June 10, 2009, we issued $200 million in aggregate principal amount of Holly Senior Notes. A portion of the $188 million in net proceeds received was used for post-closing payments for inventories of crude oil and refined products acquired from Sunoco following the closing of the Tulsa Refinery purchase on June 1, 2009. On October 26, 2009 we issued $100 million aggregate principal amount of our senior notes as an add-on offering to the Holly Senior Notes that we intend to use to fund the cash portion of our pending acquisition of Sinclair’s 75,000 BPD refinery located in Tulsa, Oklahoma.
The $300 million aggregate principal amount of Holly Senior Notes mature on June 15, 2017 and bear interest at 9.875%. The Holly Senior Notes are unsecured and impose certain restrictive covenants, including limitations on Holly’s ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the Holly Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Holly Senior Notes.
The HEP senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (the “HEP Senior Notes”). The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes. Indebtedness under the HEP Senior Notes is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Navajo Pipeline Co., L.P., one of our subsidiaries, has agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service on up to $35 million of the principal amount of the HEP Senior Notes.
See “Risk Management” for a discussion of HEP’s interest rate swap contracts.
In May 2009, HEP closed a public offering of 2,192,400 of its common units priced at $27.80 per unit including 192,400 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds of $58.4 million were used to repay bank debt and for general partnership purposes.
On November 6, 2009, HEP closed on a public offering of an additional 2,185,000 of its common units priced at $35.78 per unit, including 285,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Aggregate net proceeds of $74.9 million will be used to fund the cash portion of HEP’s pending asset acquisition from Sinclair, for other potential acquisitions including our current pipeline projects, to repay outstanding debt under the HEP Credit Agreement and / or for general partnership purposes.
On October 19, 2009, BP Plc, HEP’s Rio Grande joint venture partner, consented to an agreement between HEP Navajo Southern, L.P. (one of HEP’s wholly-owned subsidiaries) and Enterprise Products Operating LLC (“Enterprise”) under which HEP has agreed to sell HEP Navajo Southern, L.P.’s 70% ownership interest in Rio Grande to Enterprise for $35 million. This transaction is expected to close in December 2009.
Additionally, on October 20, 2009 we announced the sale to Plains All American Pipeline, LP (“Plains”) of a portion of our crude oil storage tanks having an approximate storage capacity of 400,000 barrels and certain crude oil pipeline receiving facilities at our Tulsa Refinery for $40 million in cash.
We believe our current cash and cash equivalents, along with future internally generated cash flow, funds available under our credit facilities, proceeds received from HEP’s equity offerings and proceeds received from HEP’s planned sale of Rio Grande and from our recent sale of certain crude oil storage tanks to Plains will provide sufficient resources to fund currently planned capital projects, including our planned acquisition of Sinclair’s Tulsa refinery and HEP’s planned acquisition of certain related logistics and storage assets (see discussion under “planned capital expenditures”) and our planned integration of the Tulsa refineries, and our liquidity needs for the foreseeable future. In addition, components of our growth strategy may include construction of new refinery processing units and the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. Our ability to acquire complementary assets will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control.
Cash Flows — Operating Activities
Net cash flows provided by operating activities were $179.7 million for the nine months ended September 30, 2009 compared to $160.7 million for the nine months ended September 30, 2008, an increase of $19 million. Net income for the nine months ended September 30, 2009 was $76.8 million, an increase of $3.7 million compared to the nine months ended September 30, 2008. Non-cash adjustments consisting of depreciation and amortization, equity in earnings of SLC Pipeline, interest rate swap adjustments, deferred income taxes and equity-based compensation expense resulted in an increase to operating cash flows of $101.3 million for the nine months ended September 30, 2009 compared to $56.2 million for the same period in 2008. Additionally, distributions in excess of equity in earnings of HEP increased 2008 operating cash flows by $3.1 million. Changes in working capital items increased cash flows by $22.3 million for the nine months ended September 30, 2009 compared to $65.7 million for the nine months ended September 30, 2008. Additionally, for the nine months ended September 30, 2009, turnaround expenditures increased to $33.1 million from $29.4 million in 2008 due to the planned major maintenance turnaround at our Navajo Refinery in the first quarter of 2009.
Cash Flows — Investing Activities and Planned Capital Expenditures
Net cash flows used for investing activities were $374.9 million for the nine months ended September 30, 2009 compared to net cash flows provided by investing activities of $25.4 million for the nine months ended September 30, 2008, a change of $400.4 million. Cash expenditures for properties, plants and equipment for the first nine months of 2009 decreased to $246 million from $291.4 million for the same period in 2008. These include HEP capital expenditures of $27.5 million and $21 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, we acquired the Tulsa Refinery for $157.8 million and HEP purchased a 25% joint venture interest in the SLC Pipeline for $25.5 million. Additionally we invested $165.9 million in marketable securities and received proceeds of $220.3 million from the sale or maturity of marketable securities. For the nine months ended September 30, 2008, we received $171 million in proceeds from our sale of the Crude Pipelines and Tankage Assets to HEP. Also, as a result of our reconsolidation of HEP effective March 1, 2008, our investing activities reflect HEP’s March 1, 2008 cash balance of $7.3 million as a cash inflow. Additionally for the nine months ended September 30, 2008, we invested $377.2 million in marketable securities and received proceeds of $516.1 million from the sale or maturity of marketable securities.
Planned Capital Expenditures
Holly Corporation
On October 20, 2009, we announced a definitive agreement with Sinclair to purchase its 75,000 BPD refinery located in Tulsa, Oklahoma for $128.5 million. The purchase price will consist of $54.5 million in cash and $74 million in our common stock. Additionally, we have agreed to purchase approximately 500,000 barrels of inventory at the closing of this transaction at market value. We expect to close on this transaction in December 2009.
In conjunction with this transaction, we expect to enter into a long-term agreement with HEP for certain storage, loading, delivery and receiving services associated with HEP’s new logistics and storage assets discussed below.
Once this transaction is closed, we plan to integrate and optimize the operations of this facility with our 85,000 BPSD Tulsa Refinery that was acquired from Sunoco on June 1, 2009 for $65 million. This will result in a single refinery having an integrated crude processing rate of 125,000 BPD. We intend to expand the diesel hydrotreater unit at the Sinclair refinery complex to permit the processing of all the high sulfur diesel produced at the combined facilities, eliminating the need to construct a new diesel hydrotreater as previously planned. Using the reactor acquired in the acquisition from Sunoco, we estimate that the expansion of the diesel hydrotreater unit will cost approximately $10 million. Additionally, we plan to invest an additional $40 million to install sulfur recovery facilities and meet our consent decree requirements at our existing Tulsa complex.

Each year our Board of Directors approves in our annual capital budget capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total capital budget for 2009 is $25.4 million, not including the capital projects approved in prior years, our expansion / feedstock flexibility projects at the Navajo and Woods Cross Refineries or the planned capital projects at the Tulsa refineries. The 2009 capital budget is comprised of $11.4 million for refining improvement projects for the Navajo Refinery, $5.3 million for projects at the Woods Cross Refinery, $5.6 million for projects at the Tulsa Refinery, $0.4 million for marketing-related projects, $1.4 million for asphalt plant projects and $1.3 million for other miscellaneous projects.
At the Navajo Refinery, phase I of our major capital projects was mechanically completed in March 2009 increasing refinery capacity to 100,000 BPSD effective April 1, 2009. Phase I required the installation of a new 15,000 BPSD mild hydrocracker, 28 MMSCFSD hydrogen plant and the expansion of our Lovington crude and vacuum units at a cost of approximately $190 million.
We are nearing completion of phase II of the major capital projects at the Navajo Refinery. These improvements will provide the capability to run up to 40,000 BPSD of heavy type crudes. Phase II involves the installation of a new 18,000 BPSD solvent deasphalter and the revamp of our Artesia crude and vacuum units. The rose unit is expected to be mechanically complete and in operation in the fourth quarter of 2009 and the crude / vacuum unit is expected to be to be completed in the first quarter of 2010. We expect the phase II project to cost approximately $100 million.
We are also proceeding with a project to add asphalt tankage at the Navajo Refinery and at the Holly Asphalt facility in Artesia, New Mexico to enhance asphalt economics by storing asphalt during the winter months when asphalt demand and prices are generally lower. These asphalt tank additions and an approved upgrade of our rail loading facilities at the Artesia refinery are estimated to cost approximately $21 million and are expected to be completed at the same time as the phase II project.
During the first quarter of 2009, the Navajo Refinery also completed the installation of a new 100 ton per day sulfur recovery unit at a cost of approximately $31 million.
In July 2008, we announced an agreement by one of our subsidiaries to transport crude oil on Centurion Pipeline L.P.’s pipeline from Cushing, Oklahoma to its Slaughter Station in west Texas. Our Board of Directors has approved capital expenditures of up to $97 million to build the necessary infrastructure including a 70-mile pipeline from Centurion’s Slaughter Station to Lovington, New Mexico, and a 65-mile pipeline from Lovington to Artesia, New Mexico. It also includes our recently completed 37-mile pipeline project that connects HEP’s Artesia gathering system to our Lovington facility. This permits the segregation of heavy crude oil for our crude / vacuum unit in Artesia and provide Artesia area crude oil producers additional access to markets. We sold the 65-mile Lovington to Artesia, New Mexico pipeline to HEP on June 1, 2009 for $34.2 million. Under the provisions of the Omnibus Agreement with HEP, HEP will have an option to purchase the remaining transportation assets described above upon our completion of these projects. We expect the final 70-mile pipeline project discussed above to be completed and fully operational in November 2009.
The Navajo Refinery and pipeline projects discussed above will enable the Navajo Refinery to process 100,000 BPSD of crude with up to 40% of that crude being lower cost heavy crude oil and the remaining 60% being sour crude oil. The projects will also increase the yield of diesel, supply Holly Asphalt with all of its performance grade asphalt requirements, increase refinery liquid volume yield, increase the refinery’s capacity to process outside feedstocks, and enable the refinery to meet new low sulfur gasoline specifications required by the U.S. Environmental Protection Agency (“EPA”).
At the Woods Cross Refinery, we have increased the refinery’s capacity from 26,000 BPSD to 31,000 BPSD while increasing its ability to process lower cost crude. The project involved installing a new 15,000 BPSD mild hydrocracker, sulfur recovery facilities, black wax desalting equipment and black wax unloading systems. The total cost of this project was approximately $122 million. The projects were mechanically complete in the fourth quarter of 2008. These improvements will also provide the necessary infrastructure for future expansions of crude capacity and enable the refinery to meet new low sulfur gasoline specifications as required by the EPA.
In December 2007, we entered into a definitive agreement with Sinclair Transportation Company to jointly build a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline and Sinclair will own the remaining 25% interest. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300 million, with our share of this cost totaling $225 million. In connection with this project, we have entered into a 10-year commitment to ship an annual average of 15,000 barrels per day of refined products on the UNEV Pipeline at an agreed tariff. Our commitment for each year is subject to reduction by up to 5,000 barrels per day in specified circumstances relating to shipments by other shippers. We have an option agreement with HEP granting them an option to purchase all of our equity interests in this joint venture pipeline effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to our investment in this joint venture pipeline plus interest at 7% per annum. We expect the project will be ready to commence operations in the fall of 2010.
In 2011, our refineries will have to comply with new Control of Hazardous Air Pollutants From Mobile Sources (“MSAT2”) regulations issued by the EPA in order to meet new benzene reduction requirements. We are currently evaluating our compliance strategy and believe that we will need to invest an additional $40 million in capital spending on our refineries in order to comply with new requirements.
In 2009, we expect to spend approximately $285 million on approved capital projects, including sustaining capital and turnaround costs. This amount consists of certain carryovers of capital projects from previous years, less carryovers to subsequent years of certain of our approved capital projects.
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
HEP
On October 20, 2009, HEP, also a party to the agreement with Sinclair as discussed above, announced an agreement to purchase certain logistics and storage assets from Sinclair consisting of storage tanks having approximately 1.4 million barrels of storage capacity, loading racks and a refined product delivery pipeline at the Sinclair refinery. HEP’s $75 million purchase price will consist of $21.5 million in cash and $53.5 million in HEP common units.
Each year the Holly Logistic Services, L.L.C. (“HLS”) board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2009 HEP capital budget is comprised of $3.7 million for maintenance capital expenditures and $2.2 million for expansion capital expenditures. Additionally, capital expenditures planned in 2009 include approximately $43 million for capital projects approved in prior years, most of which relate to the expansion of HEP’s pipeline between Artesia, New Mexico and El Paso, Texas (the “South System”) and the Plains joint venture discussed below.
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
On August 1, 2009, HEP acquired certain of our truck and rail loading facilities located at our Tulsa Refinery for $17.5 million. In connection with this transaction, we entered into a 15-year equipment and throughput agreement with HEP that expires in 2024 for usage of the facilities to load or unload products via tanker truck and / or rail car.
Since HEP is a consolidated subsidiary, these transactions including fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.
In March 2009, HEP acquired a 25% joint venture interest in a new 95-mile intrastate pipeline system, the SLC Pipeline, jointly owned by Plains All American Pipeline, L.P. (“Plains”) and HEP. The SLC Pipeline allows various refineries in the Salt Lake City area, including our Woods Cross Refinery, to ship up to 120,000 bpd of crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil flowing from Wyoming and Utah via Plains’ Rocky Mountain Pipeline. The total cost of HEP’s investment in the SLC Pipeline was $25.5 million.
In October 2007, we amended the HEP PTA under which HEP has agreed to expand the South System. The expansion of the South System includes replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at HEP’ El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $52 million. Construction of the South System pipe replacement and storage tankage is complete and improvements to Kinder Morgan’s El Paso pump station are expected to be completed by December 2009.
HEP is currently working on a capital improvement project that will provide increased flexibility and capacity to its intermediate pipelines enabling it to accommodate increased volumes as a result of our recent capacity expansion at the Navajo Refinery. This project is expected to be completed in November 2009 at an estimated cost of $7 million.
Cash Flows — Financing Activities
Net cash flows provided by financing activities were $253 million for the nine months ended September 30, 2009 compared to net cash used for financing activities of $144.5 million for the nine months ended September 30, 2008, a change of $397.5 million. During the nine months ended September 30, 2009, we received $188 million in proceeds upon the issuance of the Holly Senior Notes, received and repaid $94 million in advances under the Holly Credit Agreement, paid $22.6 million in dividends, purchased $1.2 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, received a $13.7 million contribution from our UNEV Pipeline joint venture partner and recognized $2.1 million in excess tax benefits on our equity based compensation. Also during this period, HEP received proceeds of $58.4 million upon the issuance of additional common units, received $197 million and repaid $152 million in advances under the HEP Credit Agreement and paid distributions of $23.4 million to noncontrolling interest holders. Additionally, we paid $6.4 million in deferred financing costs during the nine months ended September 30, 2009 that relate to the Holly Senior Notes issued in June 2009. For the nine months ended September 30, 2008, we purchased $151.1 million in treasury stock, paid $21.6 million in dividends, received a $15 million contribution from our UNEV Pipeline joint venture partner and recognized $4.3 million in excess tax benefits on our equity based compensation. For this same period, HEP received $50 million and repaid $26 million in advances under the HEP Credit Agreement and paid $14.6 million in distributions to noncontrolling interest holders. Additionally, HEP incurred $0.1 million in deferred financing costs during the nine months ended September 30, 2008.

Contractual Obligations and Commitments
Holly Corporation
On October 26, 2009 we issued $100 million aggregate principal amount of our senior notes as an add-on offering to the $200 million Holly Senior Notes issued in June 2009, increasing the aggregate principal amount of the Holly Senior Notes to $300 million. The Holly Senior Notes mature on June 15, 2017 and bear interest at 9.875%.
On October 20, 2009, we announced a definitive agreement with Sinclair to purchase its 75,000 BPD refinery located in Tulsa, Oklahoma for $128.5 million. The purchase price will consist of $54.5 million in cash and $74 million in our common stock. Additionally, we have agreed to purchase approximately 500,000 barrels of inventory at the closing of this transaction at market value. We expect to close on this transaction in December 2009.
With respect to the Tulsa Refinery acquired in June 2009, we have assumed a Resource Conservation and Recovery Act (“RCRA”) Post Closure and Corrective Permit that requires the remediation of contaminated areas at our Tulsa location. Under this permit, we expect to expend approximately $10 million (present value) through 2038 for remediation projects. In accounting for the Tulsa acquisition, we recorded this obligation as an environmental liability.
Capital expenditure obligations that pertain to the Tulsa refineries, including those under a modified consent decree, are discussed under “Planned Capital Expenditures” above.
HEP
Separately on October 20, 2009, HEP, also a party to the agreement with Sinclair as discussed above, announced an agreement to purchase certain logistics and storage assets from Sinclair consisting of storage tanks having approximately 1.4 million barrels of storage capacity, loading racks and a refined product delivery pipeline at the Sinclair refinery. HEP’s $75 million purchase price will consist of $21.5 million in cash and $53.5 million in HEP common units.
During the nine months ended September 30, 2009, HEP received net advances of $45 million resulting in $245 million of outstanding principal under the HEP Credit Agreement at September 30, 2009.
There were no other significant changes to our contractual obligations during the nine months ended September 30, 2009.
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
New Accounting Pronouncements
Accounting Standards Codification
In June 2009, the FASB issued its Accounting Standards Codification, codifying all previous sources of accounting principles into a single source of authoritative nongovernmental GAAP. Although the ASC supersedes all previous levels of authoritative accounting standards, it did not affect accounting principles under GAAP. We adopted the codification effective September 30, 2009.
Subsequent Events
In May 2009, the FASB issued accounting standards under ASC Topic “Subsequent Events” (previously SFAS No. 165) which establish general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted these standards effective June 30, 2009. Although these standards require disclosure of the date through which we have evaluated subsequent events, it did not affect our accounting and disclosure policies with respect to subsequent events.
Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued accounting standards under ASC Topic “Financial Instruments” (previously FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. We adopted these standards effective June 30, 2009.
Noncontrolling Interests in Consolidated Financial Statements
Accounting standards under ASC Topic “Noncontrolling Interest in a Subsidiary” (previously SFAS No. 160) became effective January 1, 2009, which change the classification of noncontrolling interests, also referred to as minority interests, in the consolidated financial statements. As a result, all previous references to “minority interest” within this document have been replaced with “noncontrolling interest.” Additionally, net income attributable to the noncontrolling interest in our HEP subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Corporation stockholders” in our Consolidated Statements of Income. Prior to our adoption of these standards, this amount was presented as “Minority interests in earnings of Holly Energy Partners,” a non-operating expense item before “Income before income taxes.” Additionally, equity attributable to noncontrolling interests is now presented as a separate component of total equity in our consolidated financial statements. We have applied these standards on a retrospective basis. While this presentation differs from previous GAAP requirements, it did not affect our net income and equity attributable to Holly Corporation stockholders.
Disclosures about Derivative Instruments and Hedging Activities
Standards under ASC Topic “Derivatives and Hedging” (previously SFAS No. 161) became effective January 1, 2009, which amend and expand disclosure requirements to include disclosure of the objectives and strategies related to an entity’s use of derivative instruments, disclosure of how an entity accounts for its derivative instruments and disclosure of the financial impact, including the effect on cash flows associated with derivative activity. See Note 9 for disclosure of HEP’s derivative instruments and hedging activity.
Variable Interest Entities
In June 2009, the FASB issued standards under ASC Topic “Variable Interest Entities” (previously SFAS No. 167) which replace the previous quantitative-based risk and rewards calculation provided under GAAP with a qualitative approach in determining whether an entity is the primary beneficiary of a VIE. Additionally, these standards require an entity to assess on an ongoing basis whether it is the primary beneficiary of a VIE and enhances disclosure requirements with respect to an entity’s involvement in a VIE. These standards are effective as of the beginning of an entity’s fiscal year beginning after November 15, 2009 including interim periods within that year. While we are currently evaluating the impact of these standards, we do not believe that it will have a material impact on our financial condition, results of operations and cash flows.

RISK MANAGEMENT
We use certain strategies to reduce some commodity price and operational risks. We do not attempt to eliminate all market risk exposures when we believe that the exposure relating to such risk would not be significant to our future earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit.
HEP uses interest rate derivatives to manage its exposure to interest rate risk. As of September 30, 2009, HEP had three interest rate swap contracts.
HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of changes in the London Interbank Offered Rate (“LIBOR”) on its $171 million credit agreement advance that was used to finance its purchase of the Crude Pipelines and Tankage Assets in February 2008. This interest rate swap effectively converts its $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of September 30, 2009. The maturity of this swap contract is February 28, 2013.
HEP has designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that the interest rate swap is effective in offsetting the variability in interest payments on the $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of their swap against the expected future interest payments on the $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of September 30, 2009, HEP had no ineffectiveness on its cash flow hedge.
HEP also has an interest rate swap contract that effectively converts interest expense associated with $60 million of the HEP 6.25% Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). Under this swap contract, interest on the $60 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 1.52% as of September 30, 2009. The maturity of the swap contract is March 1, 2015, matching the maturity of the HEP Senior Notes.
In October 2008, HEP entered into an additional interest rate swap contract, effective December 1, 2008, that effectively unwinds the effects of the Variable Rate Swap discussed above, converting $60 million of the hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”). Under the Fixed Rate Swap, interest on a notional amount of $60 million is computed at a fixed rate of 3.59% versus three-month LIBOR which when added to the 1.1575% spread on the Variable Rate Swap results in an effective fixed interest rate of 4.75%. The maturity date of this swap contract is December 1, 2013.
Prior to the execution of HEP’s Fixed Rate Swap, the Variable Rate Swap was designated as a fair value hedge of $60 million in outstanding principal under the HEP Senior Notes. HEP dedesignated this hedge in October 2008. At this time, the carrying balance of the HEP Senior Notes included a $2.2 million premium due to the application of hedge accounting until the de-designation date. This premium is being amortized as a reduction to interest expense over the remaining term of the Variable Rate Swap.
HEP’s interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in the consolidated balance sheets with the offsetting fair value adjustment to interest expense. For the three and nine months ended September 30, 2009, HEP recognized an increase of $0.9 million and $0.3 million, respectively, in interest expense as a result of fair value adjustments to its interest rate swaps.
HEP records interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction to interest expense.

Additional information on HEP’s interest rate swaps at September 30, 2009 is as follows:

	Balance Sheet		Location of	Offsetting
Interest Rate Swaps	Location	Fair Value	Offsetting Balance	Amount
	(In thousands)
Asset
Fixed-to-variable interest rate swap —	Other assets	$2,658	Long-term debt — HEP	$(1,877)
$60 million of 6.25% HEP Senior Notes			Equity	(1,942	)(1)
			Interest expense	1,161	(2)

		$2,658		$(2,658)

Liability
Cash flow hedge — $171 million LIBOR	Other long-term		Accumulated other
based debt	liabilities	$(10,182)	comprehensive loss	$10,182
Variable-to-fixed interest rate swap —	Other long-term		Equity	4,166	(1)
$60 million	liabilities	(3,044)	Interest expense	(1,122)

		$(13,226)		$13,226

(1)	Represents prior year charges to interest expense.

(2)	Net of amortization of premium attributable to dedesignated hedge.
HEP has reviewed publicly available information on its counterparties in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the interest rate swap contracts. HEP has not experienced, nor do they expect to experience, any difficulty in the counterparties honoring their respective commitments.
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
For the fixed rate Holly and HEP Senior Notes, changes in interest rates would generally affect fair value of the debt, but not our earnings or cash flows. At September 30, 2009, the estimated fair value of the Holly Senior Notes and the HEP Senior Notes were $204 million and $169.3 million, respectively. We estimate that a hypothetical 10% change in the yield-to-maturity rates applicable to the senior notes would result in an approximate fair value change of $10.2 million to the Holly Senior Notes and a $6.2 million change to the HEP Senior Notes.
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
Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income attributable to Holly Corporation stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under accounting principles generally accepted in the United States; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.
Set forth below is our calculation of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Net income attributable to Holly Corporation stockholders	$23,484	$49,899	$60,034	$70,000
Add provision for income tax	13,680	25,750	35,386	36,301
Add interest expense	12,405	7,376	25,849	15,619
Subtract interest income	(231)	(1,896)	(2,561)	(9,277)
Add depreciation and amortization	24,267	16,740	70,088	45,978

EBITDA	$73,605	$97,869	$188,796	$158,621

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average per produced barrel:

Navajo Refinery
Net sales	$78.15	$133.44	$69.21	$122.82
Less cost of products	70.88	120.75	60.25	113.76

Refinery gross margin	$7.27	$12.69	$8.96	$9.06

Woods Cross Refinery
Net sales	$80.87	$145.86	$66.87	$124.98
Less cost of products	65.68	117.82	55.22	108.40

Refinery gross margin	$15.19	$28.04	$11.65	$16.58

Tulsa Refinery
Net sales	$76.80	$—	$76.65	$—
Less cost of products	70.10	—	70.80	—

Refinery gross margin	$6.70	$—	$5.85	$—

Consolidated
Net sales	$78.11	$135.45	$70.16	$123.25
Less cost of products	69.84	120.28	61.26	112.68

Refinery gross margin	$8.27	$15.17	$8.90	$10.57

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for all of our refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$7.27	$12.69	$8.96	$9.06
Less refinery operating expenses	4.37	4.92	4.88	4.96

Net operating margin	$2.90	$7.77	$4.08	$4.10

Woods Cross Refinery
Refinery gross margin	$15.19	$28.04	$11.65	$16.58
Less refinery operating expenses	6.44	8.78	6.45	7.59

Net operating margin	$8.75	$19.26	$5.20	$8.99

Tulsa Refinery
Refinery gross margin	$6.70	$—	$5.85	$—
Less refinery operating expenses	4.64	—	4.76	—

Net operating margin	$2.06	$—	$1.09	$—

Consolidated
Refinery gross margin	$8.27	$15.17	$8.90	$10.57
Less refinery operating expenses	4.77	5.55	5.17	5.49

Net operating margin	$3.50	$9.62	$3.73	$5.08

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Navajo Refinery
Average sales price per produced barrel sold	$78.15	$133.44	$69.21	$122.82
Times sales of produced refined products sold (BPD)	93,996	88,920	84,102	87,630
Times number of days in period	92	92	273	274

Refined product sales from produced products sold	$675,812	$1,091,625	$1,589,051	$2,948,984

Woods Cross Refinery
Average sales price per produced barrel sold	$80.87	$145.86	$66.87	$124.98
Times sales of produced refined products sold (BPD)	27,098	17,250	27,061	22,090
Times number of days in period	92	92	273	274

Refined product sales from produced products sold	$201,610	$231,480	$494,012	$756,461

Tulsa Refinery
Average sales price per produced barrel sold	$76.80	$—	$76.65	$—
Times sales of produced refined products sold (BPD)	60,596	—	26,077	—
Times number of days in period	92	—	273	—

Refined product sales from produced products sold	$428,147	$—	$545,673	$—

Sum of refined products sales from produced products sold from our three refineries (4)	$1,305,569	$1,323,105	$2,628,736	$3,705,445
Add refined product sales from purchased products and rounding (1)	21,539	83,435	83,579	338,933

Total refined products sales	1,327,108	1,406,540	2,712,315	4,044,378
Add direct sales of excess crude oil(2)	98,540	259,725	320,416	777,162
Add other refining segment revenue(3)	50,656	45,180	100,402	103,482

Total refining segment revenue	1,476,304	1,711,445	3,133,133	4,925,022
Add HEP segment sales and other revenues	42,743	30,518	115,470	67,234
Add corporate and other revenues	229	570	3,307	1,857
Subtract consolidations and eliminations	(28,847)	(22,613)	(72,277)	(50,387)

Sales and other revenues	$1,490,429	$1,719,920	$3,179,633	$4,943,726

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt Company and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average sales price per produced barrel sold	$78.11	$135.45	$70.16	$123.25
Times sales of produced refined products sold (BPD)	181,690	106,170	137,240	109,720
Times number of days in period	92	92	273	274

Refined product sales from produced products sold	$1,305,569	$1,323,105	$2,628,736	$3,705,445

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Navajo Refinery
Average cost of products per produced barrel sold	$70.88	$120.75	$60.25	$113.76
Times sales of produced refined products sold (BPD)	93,996	88,920	84,102	87,630
Times number of days in period	92	92	273	274

Cost of products for produced products sold	$612,944	$987,812	$1,383,331	$2,731,448

Woods Cross Refinery
Average cost of products per produced barrel sold	$65.68	$117.82	$55.22	$108.40
Times sales of produced refined products sold (BPD)	27,098	17,250	27,061	22,090
Times number of days in period	92	92	273	274

Cost of products for produced products sold	$163,741	$186,980	$407,946	$656,108

Tulsa Refinery
Average cost of products per produced barrel sold	$70.10	$—	$70.80	$—
Times sales of produced refined products sold (BPD)	60,596	—	26,077	—
Times number of days in period	92	—	273	—

Cost of products for produced products sold	$390,796	$—	$504,027	$—

Sum of cost of products for produced products sold from our three refineries (4)	$1,167,481	$1,174,792	$2,295,304	$3,387,556
Add refined product costs from purchased products sold and rounding (1)	22,295	85,188	88,271	343,712

Total refined cost of products sold	1,189,776	1,259,980	2,383,575	3,731,268
Add crude oil cost of direct sales of excess crude oil(2)	97,400	257,033	317,954	771,209
Add other refining segment cost of products sold(3)	36,282	40,376	56,685	86,489

Total refining segment cost of products sold	1,323,458	1,557,389	2,758,214	4,588,966
Subtract consolidations and eliminations	(28,020)	(22,613)	(71,196)	(50,203)

Costs of products sold (exclusive of depreciation and amortization)	$1,295,438	$1,534,776	$2,687,018	$4,538,763

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(3)	Other refining segment cost of products sold includes the cost of products for Holly Asphalt Company and costs attributable to feedstock and sulfur credit sales.

(4)	The above calculations of cost of products for produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average cost of products per produced barrel sold	$69.84	$120.28	$61.26	$112.68
Times sales of produced refined products sold (BPD)	181,690	106,170	137,240	109,720
Times number of days in period	92	92	273	274

Cost of products for produced products sold	$1,167,481	$1,174,792	$2,295,304	$3,387,556

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.37	$4.92	$4.88	$4.96
Times sales of produced refined products sold (BPD)	93,996	88,920	84,102	87,630
Times number of days in period	92	92	273	274

Refinery operating expenses for produced products sold	$37,790	$40,249	$112,044	$119,093

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$6.44	$8.78	$6.45	$7.59
Times sales of produced refined products sold (BPD)	27,098	17,250	27,061	22,090
Times number of days in period	92	92	273	274

Refinery operating expenses for produced products sold	$16,055	$13,934	$47,650	$45,940

Tulsa Refinery
Average refinery operating expenses per produced barrel sold	$4.64	$—	$4.76	$—
Times sales of produced refined products sold (BPD)	60,596	—	26,077	—
Times number of days in period	92	—	273	—

Refinery operating expenses for produced products sold	$25,867	$—	$33,887	$—

Sum of refinery operating expenses per produced products sold from our three refineries (2)	$79,712	$54,183	$193,581	$165,033
Add other refining segment operating expenses and rounding (1)	6,023	5,901	16,209	16,450

Total refining segment operating expenses	85,735	60,084	209,790	181,483
Add HEP segment operating expenses	11,449	11,033	33,331	24,694
Add corporate and other costs	7	13	34	20
Subtract consolidations and eliminations	(128)	—	(382)	(184)

Operating expenses (exclusive of depreciation and amortization)	$97,063	$71,130	$242,773	$206,013

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of Holly Asphalt Company.

(2)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average refinery operating expenses per produced barrel sold	$4.77	$5.55	$5.17	$5.49
Times sales of produced refined products sold (BPD)	181,690	106,170	137,240	109,720
Times number of days in period	92	92	273	274

Refinery operating expenses for produced products sold	$79,712	$54,183	$193,581	$165,033

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Navajo Refinery
Net operating margin per barrel	$2.90	$7.77	$4.08	$4.10
Add average refinery operating expenses per produced barrel	4.37	4.92	4.88	4.96

Refinery gross margin per barrel	7.27	12.69	8.96	9.06
Add average cost of products per produced barrel sold	70.88	120.75	60.25	113.76

Average sales price per produced barrel sold	$78.15	$133.44	$69.21	$122.82
Times sales of produced refined products sold (BPD)	93,996	88,920	84,102	87,630
Times number of days in period	92	92	273	274

Refined products sales from produced products sold	$675,812	$1,091,625	$1,589,051	$2,948,984

Woods Cross Refinery
Net operating margin per barrel	$8.75	$19.26	$5.20	$8.99
Add average refinery operating expenses per produced barrel	6.44	8.78	6.45	7.59

Refinery gross margin per barrel	15.19	28.04	11.65	16.58
Add average cost of products per produced barrel sold	65.68	117.82	55.22	108.40

Average sales price per produced barrel sold	$80.87	$145.86	$66.87	$124.98
Times sales of produced refined products sold (BPD)	27,098	17,250	27,061	22,090
Times number of days in period	92	92	273	274

Refined products sales from produced products sold	$201,610	$231,480	$494,012	$756,461

Tulsa Refinery
Net operating margin per barrel	$2.06	$—	$1.09	$—
Add average refinery operating expenses per produced barrel	4.64	—	4.76	—

Refinery gross margin per barrel	6.70	—	5.85	—
Add average cost of products per produced barrel sold	70.10	—	70.80	—

Average sales price per produced barrel sold	$76.80	$—	$76.65	$—
Times sales of produced refined products sold (BPD)	60,596	—	26,077	—
Times number of days in period	92	—	273	—

Refined products sales from produced products sold	$428,147	$—	$545,673	$—

Sum of refined products sales from produced products sold from our three refineries (4)	$1,305,569	$1,323,105	$2,628,736	$3,705,445
Add refined product sales from purchased products and rounding (1)	21,539	83,435	83,579	338,933

Total refined products sales	1,327,108	1,406,540	2,712,315	4,044,378
Add direct sales of excess crude oil (2)	98,540	259,725	320,416	777,162
Add other refining segment revenue (3)	50,656	45,180	100,402	103,482

Total refining segment revenue	1,476,304	1,711,445	3,133,133	4,925,022
Add HEP segment sales and other revenues	42,743	30,518	115,470	67,234
Add corporate and other revenues	229	570	3,307	1,857
Subtract consolidations and eliminations	(28,847)	(22,613)	(72,277)	(50,387)

Sales and other revenues	$1,490,429	$1,719,920	$3,179,633	$4,943,726

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(2)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt Company and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net operating margin per barrel	$3.50	$9.62	$3.73	$5.08
Add average refinery operating expenses per produced barrel	4.77	5.55	5.17	5.49

Refinery gross margin per barrel	8.27	15.17	8.90	10.57
Add average cost of products per produced barrel sold	69.84	120.28	61.26	112.68

Average sales price per produced barrel sold	$78.11	$135.45	$70.16	$123.25
Times sales of produced refined products sold (BPD)	181,690	106,170	137,240	109,720
Times number of days in period	92	92	273	274

Refined product sales from produced products sold	$1,305,569	$1,323,105	$2,628,736	$3,705,445

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.
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
b. Settlements
We and other shippers have been engaged in settlement discussions with SFPP on remaining issues relating to East Line service in the FERC proceedings. A partial settlement covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of approximately $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at the FERC with SFPP a settlement covering the period from December 2008 through November 2010. The FERC approved the settlement on January 29, 2009. The settlement reduced SFPP’s current rates and required SFPP to make additional payments to us of approximately $2.9 million, which was received on May 18, 2009.
c. The Latest Rate Proceeding
On June 2, 2009, SFPP notified us that it would terminate the October 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC challenging the rate increase and asking FERC to suspend the effectiveness of the increased rates. On August 31, 2009, FERC issued an order suspending the effective date of the rate increase until January 1, 2010 and setting the rate increase for a full evidentiary hearing to be held in 2010. We are not in a position to predict the ultimate outcome of the rate proceeding.
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
Woods Cross Construction Dispute 1
Our Holly Refining & Marketing Company — Woods Cross and Woods Cross Refining Company, LLC subsidiaries are named, along with other parties, as defendants in a lawsuit filed in December 2008 by Brahma Group, Inc. in state district court in Davis County, Utah involving a construction dispute regarding the installation of improvements known as a crude desalter, crude unloader, and west tank farm at our Woods Cross, Utah refinery. This matter has been resolved through mutual agreement of the parties. All liens have been released and a stipulated motion to dismiss all claims in the action with prejudice has been filed with the court.
Woods Cross Construction Dispute 2
Our Holly Refining & Marketing Company — Woods Cross and Woods Cross Refining Company, LLC subsidiaries are named, along with other parties, as defendants in a lawsuit filed on April 22, 2009 by Brahma Group, Inc. in state district court in Davis County, Utah involving a construction dispute over the installation of an oil gas hydrocracker at the Woods Cross, Utah refinery. The lawsuit alleges that the defendants caused delays, additional work and increased costs in the installation of the oil gas hydrocracker for which the plaintiff was not paid. The claims made against our subsidiaries are for lien foreclosure, failure to obtain a payment bond, and implied contract. The lawsuit seeks compensatory damages in the approximate amount of $12 million, costs, attorney’s fees allowed by law, and interest allowed by law. A lien has also been filed in the county records against the refinery property in that amount. Our subsidiaries have tendered defense of the complaint to the general contractor, Benham Constructors. Our subsidiaries have answered the complaint and denied any liability. The plaintiff and the general contractor have agreed to arbitrate their dispute, and the claims against our subsidiaries have been stayed pending the outcome of that arbitration. At the date of this report, it is not possible to predict the likely course or outcome of this litigation.
Cut Bank Hill Environmental Claims
Prior to the sale by Holly Corporation of the Montana Refining Company (“MRC”) assets in 2006, MRC, along with other companies was the subject of several environmental claims at the Cut Bank Hill site in Montana. These claims include: (1) a U.S. Environmental Protection Agency administrative order requiring MRC and other companies to undertake cleanup actions; (2) a U.S. Coast Guard claim against MRC and other companies for response costs of

$298,500 in connection with its cleanup efforts at the Cut Bank Hill site; and (3) a unilateral order by the Montana Department of Environmental Quality (“MDEQ”) directing MRC and other companies to complete a remedial investigation and a request by the MDEQ that MRC and other companies pay approximately $150,000 to reimburse the State’s costs for remedial actions. MRC has denied responsibility for the requested EPA and the MDEQ cleanup actions and the MDEQ and Coast Guard response costs.
OSHA Inspection
In June 2007, the Federal Occupational Safety and Health Administration (“OSHA”) announced a national emphasis program (“NEP”) for inspecting approximately 80 refineries within its jurisdiction. As a part of the NEP, OSHA encouraged the State Plan States such as Utah to initiate their own version of the NEP. Beginning on May 1, 2008, the Utah Labor Commission, Occupational Safety and Health Division (“UOSH”) began an inspection of the refinery which is operated by Holly Refining and Marketing Company — Woods Cross and is located in Woods Cross, Utah. The inspection ended on September 18 and on October 23, 2008, UOSH issued one citation alleging 33 violations of various safety standards including the Process Safety Management Standard and proposing a penalty of $91,750. We filed a notice of contest with the Adjudicative Division, Utah Labor Commission, in Salt Lake City, Utah. On February 18, 2009, the initial status conference for this matter was held and a scheduling order was issued. Our answer was filed and served on March 4th and discovery will continue until January 6, 2010. No hearing date has been set. We intend to vigorously defend this citation and believe that we have strong defenses on the merits.
Unclaimed Property Audit
A multi-state audit of our unclaimed property compliance and reporting is being conducted by Kelmar Associates, LLC on behalf of eleven states. We are still reviewing records in order to determine whether there are any errors in reporting and expect for this process to take several years to be resolved due to the lengthy period covered by the audit (1981 — 2004). It is not yet possible to accurately estimate the amount, if any, which is owed to each of the states since only preliminary investigation has occurred to date.
Other
We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Item 6. Exhibits
      (a) Exhibits

10.1	Second Amended and Restated Omnibus Agreement, dated as of August 1, 2009, by and among Holly Corporation, Holly Energy Partners, L.P., and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Holly Energy Partners L.P.’s Form 8-K Current Report dated August 6, 2009, File No. 1 32225).

10.2	Tulsa Equipment and Throughput Agreement, dated as of August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Holly Energy Partners L.P.’s Form 8-K Current Report dated August 6, 2009, File No. 1 32225).

10.3	Tulsa Purchase Option agreement, dated as of August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Holly Energy Partners L.P.’s Form 8-K Current Report dated August 6, 2009, File No. 1 32225).

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION (Registrant)
Date: November 6, 2009	/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)