Form 10-K
period 2009-12-31
HOLLY CORP
filed 2010-02-26
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2009 the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $746 million. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
53,103,336 shares of Common Stock, par value $.01 per share, were outstanding on February 8, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 5, 2010, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference in Part III.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under “Business and Properties” in Items 1 and 2, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:
•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;
•	the demand for and supply of crude oil and refined products;
•	the spread between market prices for refined products and market prices for crude oil;
•	the possibility of constraints on the transportation of refined products;
•	the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines;
•	effects of governmental and environmental regulations and policies;
•	the availability and cost of our financing;
•	the effectiveness of our capital investments and marketing strategies;
•	our efficiency in carrying out construction projects;
•	our ability to acquire refined product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;
•	the possibility of terrorist attacks and the consequences of any such attacks;
•	general economic conditions; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including without limitation the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K under “Risk Factors” in Item 1A and in conjunction with the discussion in this Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DEFINITIONS
Within this report, the following terms have these specific meanings:
“Alkylation” means the reaction of propylene or butylene (olefins) with isobutane to form an iso-paraffinic gasoline (inverse of cracking).
“Aromatic oil” is long chain oil that is highly aromatic in nature that is used to manufacture tires and in the production of asphalt.
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
“Delayed coker unit” is a refinery unit that removes carbon from the bottom cuts of crude oil to produce unfinished light transportation fuels and petroleum coke.
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
“Lube extraction unit” is a unit used in the lube process that separates aromatic oils from paraffinic oils using furfural as a solvent.
“Lubricant” or “lube” means a solvent neutral paraffinic product used in passenger and commercial vehicle engine oils, specialty products for metal working or heat transfer applications and other industrial applications.
“MEK” means a lube process that separates waxy oil from non-waxy oils using methyl ethyl ketone as a solvent.
“MMSCFD” means one million standard cubic feet per day.
“MTBE” means methyl tertiary butyl ether, a high octane gasoline blend stock that is used to make various grades of gasoline.
“Natural gasoline” means a low octane gasoline blend stock that is purchased and used to blend with other high octane stocks produced to make various grades of gasoline.
“PPM” means parts-per-million.
“Parafinnic oil” is a high paraffinic, high gravity oil produced by extracting aromatic oil and waxes from gas oil and is used in producing high-grade lubricating oils.
“Refinery gross margin” means the difference between average net sales price and average costs of products per barrel of produced refined products. This does not include the associated depreciation and amortization costs.
“Reforming” means the process of converting gasoline type molecules into aromatic, higher octane gasoline blend stocks while producing hydrogen in the process.
“Roofing flux” is produced from the bottom cut of crude oil and is the base oil used to make roofing shingles for the housing industry.
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
“Scanfiner” is a refinery unit that removes sulfur from gasoline to produce low sulfur gasoline blendstock.
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

INDEX TO DEFINED TERMS AND NAMES
The following other terms and names that appear in this form 10-K are defined on the following pages:

Page
Reference

2005 ACT	58
ACESA	31
Agreement	42
Alon PTA	23
Amended NOV	41
Beeson Pipeline	22
CAA	25
CERCLA	26
CWA	26
Centurion Pipeline	22
Court of Appeals	40
Crude Pipelines and Tankage Assets	8
EBITDA	47
EPA	14
Exchange Act	115
FERC	23
Fixed Rate Swap	63
GAAP	8
Guarantor Restricted Subsidiaries	106
HEP	8
HEP CPTA	23
HEP ETA	22
HEP IPA	22
HEP PTA	23
HEP PTTA	22
HEP RPA	22
HEP Credit Agreement	53
HEP Pipeline Operating Agreement	23
HEP Senior Notes	54
Holly Asphalt	9
Holly Credit Agreement	53
HPI	50
HRM-Tulsa	42
LIBOR	62
LIFO	37
MDEQ	41
MRC	41
MSAT2	14
Magellan	12
NEP	41
NMED	41
NPDES	26
Navajo Refinery	9
Non-Guarantor Non-Restricted Subsidiaries	106
Non-Guarantor Restricted Subsidiaries	106
ODEQ	42
OSHA	41
Plains	8
Plan	103
PPI	23
PSM	42
RCRA	26
Restricted Subsidiaries	106
Rio Grande	22
Roadrunner Pipeline	22
SEC	8
SDWA	26
SFPP	12
SLC Pipeline	9
Sinclair	8
Sinclair Tulsa	42
Sunoco	8

Page
Reference

Tulsa Refinery	8
Tulsa Refinery east facility	8
Tulsa Refinery west facility	8
UNEV Pipeline	9
UOSH	41
Variable Rate Swap	62
VIE	8
Woods Cross Refinery	9
WRB	12
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
We are principally an independent petroleum refiner that produces high value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We were incorporated in Delaware in 1947 and maintain our principal corporate offices at 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6915. Our telephone number is 214-871-3555 and our internet website address is www.hollycorp.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our filings at the SEC website is available on our website on the Investors page. Also available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating / Corporate Governance Committee Charter and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our common stock is traded on the New York Stock Exchange under the trading symbol “HOC.”
On June 1, 2009, we acquired an 85,000 BPSD refinery located in Tulsa, Oklahoma (the “Tulsa Refinery west facility”) from an affiliate Sunoco, Inc. (“Sunoco”) for $157.8 million in cash, including crude oil, refined product and other inventories valued at $92.8 million. The refinery produces fuel products including gasoline, diesel fuel and jet fuel and serves markets in the Mid-Continent region of the United States and also produces specialty lubricant products that are marketed throughout North America and are distributed in Central and South America. On October 20, 2009, we sold to an affiliate of Plains All American Pipeline, L.P. (“Plains”) a portion of the crude oil petroleum storage tanks and certain refining-related crude oil receiving pipeline facilities, that were acquired as part of the refinery assets for $40 million.
On December 1, 2009, we acquired a 75,000 BPSD refinery from an affiliate of Sinclair Oil Company (“Sinclair”) also located in Tulsa, Oklahoma (the “Tulsa Refinery east facility”) for $183.3 million, including crude oil, refined product and other inventories valued at $46.4 million. The total purchase price consisted of $109.3 million in cash and 2,789,155 shares of our common stock having a value of $74 million. Additionally, we will reimburse Sinclair approximately $8 million upon their satisfactory completion of certain environmental projects at the refinery. The refinery also produces gasoline, diesel fuel and jet fuel products and also serves markets in the Mid-Continent region of the United States. We are in the process of integrating the operations of both Tulsa Refinery facilities (collectively, the “Tulsa Refinery”). Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD.
On February 29, 2008, we sold certain crude pipelines and tankage assets (the “Crude Pipelines and Tankage Assets”) to HEP for $180 million. The assets consisted of crude oil trunk lines that deliver crude oil to our refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within both of our refinery complexes, a jet fuel products pipeline and leased terminal between Artesia and Roswell, New Mexico and crude oil and product pipelines that support our refinery in Woods Cross, Utah. HEP is a variable interest entity (“VIE”) as defined under U.S. generally accepted accounting principles (“GAAP”). Under GAAP, HEP’s purchase of the Crude Pipelines and Tankage Assets qualified as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following this transaction, we determined that our beneficial interest in HEP exceeded 50%. Accordingly, we reconsolidated HEP effective March 1, 2008. Therefore, intercompany transactions with HEP are eliminated in our consolidated financial statements.
HEP had a number of acquisitions in 2009. Information on these acquisitions can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”
As of December 31, 2009, we:
•
owned and operated three refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), a refinery in Woods Cross, Utah (the “Woods Cross Refinery”) and the Tulsa Refinery;

•	owned and operated Holly Asphalt Company (formerly, NK Asphalt Partners) which manufactures and markets asphalt products from various terminals in Arizona, New Mexico and Texas;
•
owned a 75% interest in a 12-inch refined products pipeline project from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”); and

•
owned a 34% interest in HEP (which includes our 2% general partnership interest), which owns and operates logistics assets including approximately 2,500 miles of petroleum product and crude oil pipelines located principally in west Texas and New Mexico; ten refined product terminals; a jet fuel terminal; four refinery loading rack facilities; a refined products tank farm facility; on-site crude oil tankage at our Navajo, Woods Cross and Tulsa Refineries, on-site refined product tankage at our Tulsa Refinery and a 25% interest in a 95-mile, crude oil pipeline joint venture (the “SLC Pipeline”).

Navajo Refining Company, L.L.C., one of our wholly-owned subsidiaries, owns the Navajo Refinery. The Navajo Refinery has a crude capacity of 100,000 BPSD, can process up to 100% sour crude oil and serves markets in the southwestern United States and northern Mexico. Our Woods Cross Refinery, located just north of Salt Lake City, Utah has a crude capacity of 31,000 BPSD and is operated by Holly Refining & Marketing Company — Woods Cross, one of our wholly-owned subsidiaries. The Woods Cross Refinery is a high conversion refinery that processes regional sweet and Canadian sour crude oils and serves markets in Utah, Idaho, Nevada, Wyoming, Wyoming and eastern Washington. Our Tulsa Refinery located in Tulsa, Oklahoma has a crude capacity of 125,000 BPSD and is owned and operated by Holly Refining & Marketing Company — Tulsa LLC, one of our wholly-owned subsidiaries. The Tulsa Refinery primarily processes sweet crude oils, however has the capability to process sour crude oils when economics dictate, and serves the Mid-Continent region of the United States.
Our operations are currently organized into two reportable segments, Refining and HEP. The Refining segment includes the operations of our Navajo, Woods Cross and Tulsa Refineries and Holly Asphalt Company (“Holly Asphalt”). Information regarding Holly Asphalt can be found under our discussion of the Navajo Refinery provided under the “Refinery Operations” section provided below. The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation).
REFINERY OPERATIONS
Our refinery operations include the operations of our three refineries. The following table sets forth information, including performance measures about our refinery operations that are not calculations based upon GAAP. The cost of products and refinery gross margin do not include the effect of depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

	Years Ended December 31,
	2009	2008	2007
Consolidated
Crude charge (BPD) (1)	142,430	100,680	103,490
Refinery production (BPD) (2)	151,420	110,850	113,270
Sales of produced refined products (BPD)	151,580	111,950	115,050
Sales of refined products (BPD) (3)	155,820	120,750	126,800

Refinery utilization (4)	78.9%	89.7%	94.1%

	Years Ended December 31,
	2009	2008	2007
Average per produced barrel (5)
Net sales	$74.06	$108.83	$89.77
Cost of products (6)	66.85	97.87	73.03

Refinery gross margin	7.21	10.96	16.74
Refinery operating expenses (7)	5.24	5.14	4.43

Net operating margin	$1.97	$5.82	$12.31

Feedstocks:
Sour crude oil	49%	63%	62%
Sweet crude oil	40%	23%	23%
Black wax crude oil	5%	4%	3%
Other feedstocks and blends	6%	10%	12%

Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)
Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased from 109,000 BPSD to 111,000 BPSD in mid-year 2007 (our 2007 Navajo Refinery expansion) and by an additional 5,000 BPSD in the fourth quarter of 2008 (our 2008 Woods Cross Refinery expansion). During 2009, we increased our consolidated crude capacity by 15,000 BPSD in the first quarter of 2009 (our 2009 Navajo Refinery expansion), by 85,000 BPSD in second quarter of 2009 (our June 2009 Tulsa Refinery west facility acquisition) and by 40,000 BPSD in the fourth quarter of 2009 (our December 2009 Tulsa Refinery east facility acquisition), increasing our consolidated crude capacity to 256,000 BPSD.

(5)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(6)	Transportation costs billed from HEP are included in cost of products.

(7)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.
Set forth below is information regarding our principal products.

	Years Ended December 31,
	2009	2008	2007
Consolidated
Sales of produced refined products:
Gasolines	51%	58%	60%
Diesel fuels	31%	32%	29%
Jet fuels	4%	1%	2%
Fuel oil	2%	3%	4%
Asphalt	2%	3%	2%
Lubricants	4%	—%	—%
Gas oil / intermediates	4%	—%	—%
LPG and other	2%	3%	3%

Total	100%	100%	100%

We have several significant customers, none of which accounted for more than 10% of our business in 2009. However, in conjunction with our refinery acquisition from Sinclair we have entered into a refined products purchase agreement, or offtake agreement, with an affiliate of Sinclair. Information on this offtake agreement can be found under our discussion of the Tulsa Refinery provided later in this section of “Refinery Operations.” Our principal customers for gasoline include other refiners, convenience store chains, independent marketers, and retailers. Diesel fuel is sold to other refiners, truck stop chains, wholesalers and railroads. Jet fuel is sold for military and commercial airline use. Specialty lubricant products are sold in both commercial and specialty markets. Asphalt is sold to governmental entities or contractors. LPG’s are sold to LPG wholesalers and LPG retailers and carbon black oil is sold for further processing or blended into fuel oil.

Navajo Refinery
Facilities
The Navajo Refinery has a crude oil capacity of 100,000 BPSD and has the ability to process sour crude oils into high value light products such as gasoline, diesel fuel and jet fuel. The Navajo Refinery converts approximately 92% of its raw materials throughput into high value light products. For 2009, gasoline, diesel fuel and jet fuel (excluding volumes purchased for resale) represented 58%, 32% and 2%, respectively, of the Navajo Refinery’s sales volumes.
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

	Years Ended December 31,
	2009	2008	2007
Navajo Refinery
Crude charge (BPD) (1)	78,160	79,020	79,460
Refinery production (BPD) (2)	86,760	88,680	87,930
Sales of produced refined products (BPD)	87,140	89,580	88,920
Sales of refined products (BPD) (3)	90,870	97,320	100,460

Refinery utilization (4)	81.2%	93.0%	94.6%

Average per produced barrel (5)
Net sales	$73.15	$108.52	$89.68
Cost of products (6)	65.95	98.97	74.10

Refinery gross margin	7.20	9.55	15.58
Refinery operating expenses (7)	4.81	4.58	4.30

Net operating margin	$2.39	$4.97	$11.28

Feedstocks:
Sour crude oil	85%	79%	82%
Sweet crude oil	6%	10%	9%
Other feedstocks and blends	9%	11%	9%

Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refinery.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refinery.

(3)	Includes refined products purchased for resale.

(4)
Represents crude charge divided by total crude capacity (BPSD). The crude capacity was increased from 83,000 BPSD to 85,000 BPSD in mid-year 2007 (our 2007 Navajo Refinery expansion) and by an additional 15,000 BPSD in the first quarter of 2009 (our 2009 Navajo Refinery expansion), increasing crude capacity to 100,000 BPSD.

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
The Navajo Refinery’s Artesia, New Mexico facility is located on a 561-acre site and is a fully integrated refinery with crude distillation, vacuum distillation, FCC, ROSE (solvent deasphalter), HF alkylation, catalytic reforming, hydrodesulfurization, isomerization, sulfur recovery and product blending units. Other supporting infrastructure includes approximately 2 million barrels of feedstock and product tankage at the site of which 0.2 million barrels of tankage are owned by HEP, maintenance shops, warehouses and office buildings. The operating units at the Artesia facility include newly constructed units, older units that have been relocated from other facilities and upgraded and re-erected in Artesia, and units that have been operating as part of the Artesia facility (with periodic major maintenance) for many years, in some very limited cases since before 1970. The Artesia facility is operated in conjunction with a refining facility located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at the Lovington facility consists of a crude distillation unit and associated vacuum distillation units that were constructed after 1970. The facility also has an additional 1.1 million barrels of feedstock and product tankage of which 0.2 million barrels of tankage are owned by HEP. The Lovington facility processes crude oil into intermediate products that are transported to Artesia by means of three intermediate pipelines owned by HEP. These products are then upgraded into finished products at the Artesia facility. The combined crude oil capacity of the Navajo Refinery facilities is 100,000 BPSD and it typically processes or blends an additional 10,000 BPSD of natural gasoline, butane, gas oil and naphtha. The Navajo Refinery completed a major maintenance turnaround in February 2009.

We distribute refined products from the Navajo Refinery to markets in Arizona, New Mexico, west Texas and northern Mexico primarily through two of HEP’s pipelines that extend from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Plains and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan’s subsidiary, SFPP, L.P. (“SFPP”). In addition, we use pipelines owned and leased by HEP to transport petroleum products to markets in central and northwest New Mexico. We have refined product storage through our pipelines and terminals agreement with HEP at terminals in El Paso, Texas; Tucson, Arizona; and Artesia, Moriarty and Bloomfield, New Mexico.
Holly Asphalt Company
We manufacture and market commodity and modified asphalt products in Arizona, New Mexico, Texas and northern Mexico under Holly Asphalt. We have four manufacturing facilities located in Glendale, Arizona, Albuquerque, New Mexico, Artesia, New Mexico and Lubbock, Texas. Our Albuquerque, Artesia and Lubbock facilities manufacture modified hot asphalt products and commodity emulsions from base asphalt materials provided by our Navajo Refinery and third-party suppliers. Our Lubbock facility is leased under a lease agreement expiring in 2011. Our Glendale facility manufactures modified hot asphalt products from base asphalt materials provided by our Navajo and Woods Cross Refineries and third-party suppliers. Our products are shipped via third-party trucking companies to commercial customers that provide asphalt based materials for commercial and government projects.
Markets and Competition
The Navajo Refinery primarily serves the southwestern United States market, which has historically experienced a high growth rate, including El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and the northern Mexico market. Our products are shipped through HEP’s pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Plains and from El Paso to Tucson and Phoenix via a products pipeline system owned by SFPP. In addition, the Navajo Refinery transports petroleum products to markets in northwest New Mexico and to Moriarty, New Mexico, near Albuquerque, via HEP’s pipelines running from Artesia to San Juan County, New Mexico.
El Paso Market
The El Paso market for refined products is currently supplied by a number of area and gulf coast refiners and pipelines. Area refiners include Navajo, WRB Refining, LLC (“WRB”) (a joint venture between ConocoPhillips and EnCana Corp.), Valero, Alon, and Western Refining. Pipelines serving this market are owned by Magellan Midstream Partners, L.P. (“Magellan”), NuStar Energy L.P. and HEP. Refined products from the Gulf Coast are transported via Magellan pipelines, including Magellan’s Longhorn Pipeline acquired in 2009. We supply approximately 17% — 20% of the refined products consumed in the El Paso market.
Arizona Market
The Arizona market for refined products is currently supplied by a number of refiners via pipelines and trucks. Refiners include companies located in west Texas, eastern New Mexico, northern New Mexico, the Gulf Coast and the West Coast. We supply approximately 17% — 20% of the refined products consumed in the Arizona market, comprised primarily of Phoenix and Tucson, via the SFPP Pipeline.
New Mexico Markets
The Artesia, Albuquerque, Moriarty and Bloomfield markets are supplied by a number of refiners via pipelines and trucks. Refiners include Navajo, Valero, Western Refining, Alon and WRB. We supply approximately 18% — 20% of the refined products consumed in the New Mexico market.

The common carrier pipeline we use to serve the Albuquerque market out of El Paso currently operates at near capacity. In addition, HEP leases from Mid-America Pipeline Company, L.L.C., a pipeline between White Lakes, New Mexico and the Albuquerque vicinity and Bloomfield, New Mexico. The lease agreement currently runs through 2017, and HEP has options to renew for two ten-year periods. HEP owns and operates a 12-inch pipeline from the Navajo Refinery to the leased pipeline as well as terminalling facilities in Bloomfield, New Mexico, which is located in the northwest corner of New Mexico, and in Moriarty, which is 40 miles east of Albuquerque. These facilities permit us to ship light products to the Albuquerque and Santa Fe, New Mexico areas, which have historically experienced high growth rates. If needed, additional pump stations could further increase the pipeline’s capabilities.
Magellan’s Longhorn Pipeline is a 72,000 BPD common carrier pipeline that has the ability to deliver refined products utilizing a direct route from the Texas Gulf Coast to El Paso and, through interconnections with third-party common carrier pipelines, into the Arizona market.
An additional factor that could affect some of our markets is the presence of pipeline capacity from El Paso and the West Coast into our Arizona markets. Additional increases in shipments of refined products from El Paso and the West Coast into our Arizona markets could result in additional downward pressure on refined product prices in these markets.
Crude Oil and Feedstock Supplies
The Navajo Refinery is situated near the Permian Basin in an area that historically has had abundant supplies of crude oil available both for regional users, such as us, and for export to other areas. We purchase crude oil from producers in nearby southeastern New Mexico and west Texas and from major oil companies. Additionally, crude oil is gathered through HEP’s pipelines, our tank trucks and through third-party crude oil pipeline systems. Crude oil acquired in locations distant from the refinery is exchanged for crude oil that is transportable to the refinery.
Additionally, the Navajo Refinery has access to a wide variety of crude oils available at Cushing, Oklahoma via HEP’s Roadrunner Pipeline that connects to Centurion Pipeline L.P.’s pipeline running from west Texas to Cushing Oklahoma. Cushing Oklahoma is a significant crude oil pipeline crossroad and storage hub that has access to regional crude production as well as many United States onshore, Gulf of Mexico, Canadian and other foreign crudes.
We also purchase volumes of isobutane, natural gasoline and other feedstocks to supply the Navajo Refinery from sources in southeastern New Mexico and the Mid-Continent area that are delivered to our region on a common carrier pipeline owned by Enterprise Products, L.P. Ultimately all volumes of these products are shipped to the Artesia refining facilities on HEP’s intermediate pipelines running from Lovington to Artesia. From time to time, we also purchase gas oil, naphtha and light cycle oil from other oil companies for use as feedstock.
Principal Products and Customers
Set forth below is information regarding the principal products produced at our Navajo Refinery:

	Years Ended December 31,
	2009	2008	2007
Navajo Refinery
Sales of produced refined products:
Gasolines	58%	57%	59%
Diesel fuels	32%	33%	30%
Jet fuels	2%	1%	3%
Fuel oil	3%	3%	3%
Asphalt	3%	3%	2%
LPG and other	2%	3%	3%

Total	100%	100%	100%

Light products are shipped by product pipelines or are made available at various points by exchanges with others. Light products are also made available to customers through truck loading facilities at the refinery and at terminals.

Our principal customers for gasoline include other refiners, convenience store chains, independent marketers, and retailers. Our gasoline produced at the Navajo Refinery is marketed in the southwestern United States, including the metropolitan areas of El Paso, Phoenix, Albuquerque, Bloomfield, and Tucson, and in portions of northern Mexico. The composition of gasoline differs, because of local regulatory requirements, depending on the area in which gasoline is to be sold. Diesel fuel is sold to other refiners, truck stop chains, wholesalers, and railroads. Jet fuel is sold for military and commercial airline use. All asphalt produced and purchased from third-parties is blended to fuel oil and is either sold locally, or is shipped by rail to the Gulf Coast, shipped by rail directly to our customers or marketed through Holly Asphalt to governmental entities, contractors or manufacturers. LPG’s are sold to LPG wholesalers and LPG retailers and carbon black oil is sold for further processing.
Capital Improvement Projects
Our total approved capital budget for the Navajo Refinery for 2010 is $16.7 million. Additionally, capital costs of $11.5 million have been approved for refinery turnarounds and tank work. We expect to spend approximately $58.5 million in capital costs in 2010, including capital projects approved in prior years. The following summarizes our key capital projects.
Phase I of our Navajo Refinery major capital projects was mechanically completed in March 2009 increasing refinery capacity to 100,000 BPSD effective April 1, 2009. Phase I required the installation of a new 15,000 BPSD mild hydrocracker, 28 MMSCFSD hydrogen plant and the expansion of our Lovington crude and vacuum units at a cost of approximately $190 million.
We are nearing completion of phase II of the major capital projects at the Navajo Refinery. These improvements will provide the capability to process up to 40,000 BPSD of heavy type crudes. Phase II involves the installation of a new 18,000 BPSD solvent deasphalter and the revamp of our Artesia crude and vacuum units. The solvent deasphalter unit was complete in the fourth quarter of 2009 and is in operation. The crude / vacuum unit revamp is expected to be to be completed in the first quarter of 2010. We expect the phase II project to cost approximately $100 million.
We are also proceeding with a project to add asphalt tankage at the Navajo Refinery and at the Holly Asphalt facility in Artesia, New Mexico to enhance asphalt economics by storing asphalt during the winter months when asphalt prices are generally lower. These asphalt tank additions and an approved upgrade of our rail loading facilities at the Artesia refinery are estimated to cost $21 million and are expected to be completed about the same time as the phase II projects.
Once the Navajo projects discussed above are complete, the Navajo Refinery will be able to process up to 40% of lower cost heavy crude oil. The projects will also increase the yield of diesel, supply Holly Asphalt with all its performance grade asphalt requirements, increase refinery liquid volume yield, increase the refinery’s capacity to process outside feedstocks and enable the refinery to meet new LSG specifications required by the U.S. Environmental Protection Agency (“EPA”).
The Navajo Refinery currently plans to comply with new Control of Hazardous Air Pollutants from Mobile Sources (“MSAT2”) regulations issued by the EPA by the fractionation of raw naphtha with existing equipment to achieve benzene in gasoline levels below 1.3%. The Navajo Refinery will purchase credits from the Woods Cross and Tulsa Refineries in order reduce benzene down to the required 0.62%. Due to our acquisition of the Tulsa Refinery facilities from Sunoco and Sinclair, our Navajo Refinery has until the end of 2012 to comply with the MSAT2 regulation because we have lost our small refiner’s exemption and as a large refiner we have 30 months to comply.
Additionally, our total approved capital budget for Holly Asphalt for 2010 is $1.2 million.
Woods Cross Refinery
Facilities
The Woods Cross Refinery has a crude oil capacity of 31,000 BPSD and is located in Woods Cross, Utah. The Woods Cross Refinery processes regional sweet and black wax crude as well as Canadian sour crude oils into high value light products. For 2009, gasoline and diesel fuel (excluding volumes purchased for resale) represented 64% and 28%, respectively, of the Woods Cross Refinery’s sales volumes.

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

	Years Ended December 31,
	2009	2008	2007
Woods Cross Refinery
Crude charge (BPD) (1)	24,900	21,660	24,030
Refinery production (BPD) (2)	25,750	22,170	25,340
Sales of produced refined products (BPD)	26,870	22,370	26,130
Sales of refined products (BPD) (3)	27,250	23,430	26,340

Refinery utilization (4)	80.3%	79.5%	92.4%

Average per produced barrel (5)
Net sales	$70.25	$110.07	$90.09
Cost of products(6)	58.98	93.47	69.40

Refinery gross margin	11.27	16.60	20.69
Refinery operating expenses (7)	6.60	7.42	4.86

Net operating margin	$4.67	$9.18	$15.83

Feedstocks:
Sour crude oil	5%	1%	2%
Sweet crude oil	62%	72%	75%
Black wax crude oil	28%	21%	15%
Other feedstocks and blends	5%	6%	8%

Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refinery.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refinery.

(3)	Includes refined products purchased for resale.

(4)
Represents crude charge divided by total crude capacity (BPSD). The crude capacity was increased by 5,000 BPSD in the fourth quarter of 2008 (our 2008 Woods Cross Refinery expansion), increasing crude capacity to 31,000 BPSD.

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
The Woods Cross Refinery facility is located on a 200-acre site and is a fully integrated refinery with crude distillation, solvent deasphalter, FCC, HF alkylation, catalytic reforming, hydrodesulfurization, isomerization, sulfur recovery and product blending units. Other supporting infrastructure includes approximately 1.5 million barrels of feedstock and product tankage of which 0.2 million barrels of tankage are owned by HEP, maintenance shops, warehouses and office buildings. The operating units at the Woods Cross Refinery include newly constructed units, older units that have been relocated from other facilities, upgraded and re-erected in Woods Cross, and units that have been operating as part of the Woods Cross facility (with periodic major maintenance) for many years, in some very limited cases since before 1950. The crude oil capacity of the Woods Cross Refinery is 31,000 BPSD and the facility typically processes or blends an additional 2,000 BPSD of natural gasoline, butane and gas oil. The Woods Cross Refinery completed a major maintenance turnaround in September 2008.
We own and operate 4 miles of hydrogen pipeline that allows us to connect to a hydrogen plant located at Chevron’s Salt Lake City Refinery. Additionally, HEP owns and operates 12 miles of crude oil and refined products pipelines that allows us to connect our Woods Cross Refinery to common carrier pipeline systems.

Markets and Competition
The Woods Cross Refinery is one of five refineries located in Utah. We estimate that the four refineries that compete with our Woods Cross Refinery have a combined capacity to process approximately 150,000 BPD of crude oil. The five Utah refineries collectively supply an estimated 70% of the gasoline and distillate products consumed in the states of Utah and Idaho, with the remainder imported from refineries in Wyoming and Montana via the Pioneer Pipeline owned jointly by Sinclair and ConocoPhillips. The Woods Cross Refinery’s primary markets include Utah, Idaho, Nevada, Wyoming and eastern Washington. Approximately 50% — 55% of the gasoline and diesel fuel produced by our Woods Cross Refinery is sold through a network of Phillips 66 branded marketers under a long-term supply agreement.
Utah Market
The Utah market for refined products is currently supplied primarily by a number of local refiners and the Pioneer Pipeline. Local area refiners include Woods Cross, Chevron, Tesoro, Big West and Silver Eagle. Other refiners that ship via the Pioneer Pipeline include Sinclair, ExxonMobil and ConocoPhillips. We supply approximately 15% — 20% of the refined products consumed in the Utah market, to branded and unbranded customers.
Idaho, Wyoming, Eastern Washington and Nevada Markets
We supply approximately 2% of the refined products consumed in the combined Idaho, Wyoming, eastern Washington and Nevada markets. Our Woods Cross Refinery ships refined products over Chevron’s common carrier pipeline system to numerous terminals, including HEP’s terminals at Boise and Burley, Idaho and Spokane, Washington and to terminals at Pocatello and Boise, Idaho and Pasco, Washington that are owned by Northwest Terminalling Pipeline Company. We sell to branded and unbranded customers in these markets. We also truck refined products to Las Vegas, Nevada.
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
Principal Products and Customers
Set forth below is information regarding the principal products produced at our Woods Cross Refinery:

	Years Ended December 31,
	2009	2008	2007
Woods Cross Refinery
Sales of produced refined products:
Gasolines	64%	63%	63%
Diesel fuels	28%	29%	27%
Jet fuels	1%	—%	2%
Fuel oil	3%	5%	5%
Asphalt	2%	1%	1%
LPG and other	2%	2%	2%

Total	100%	100%	100%

Light products are shipped by product pipelines or are made available at various points by exchanges with others. Light products are also made available to customers through truck loading facilities at the refinery and at terminals.
Our principal customers for gasoline include other refiners, convenience store chains, independent marketers and retailers. The composition of gasoline differs, due to local regulatory requirements, depending on the area in which gasoline is to be sold. Diesel fuel is sold to other refiners, truck stop chains and wholesalers. Limited quantities of jet fuel are sold for commercial airline use. Asphalt produced is either blended to fuel oil or is sold locally, or shipped by rail to the Gulf Coast, shipped by rail directly to our customers or marketed through Holly Asphalt to governmental entities or contractors. LPG’s are sold to LPG wholesalers and LPG retailers.
Crude Oil and Feedstock Supplies
The Woods Cross Refinery currently obtains its supply of crude oil primarily from suppliers in Canada, Wyoming, Utah and Colorado via common carrier pipelines that originate in Canada, Wyoming and Colorado. In 2009, we also began receiving crude oil via the SLC Pipeline, a joint venture common carrier pipeline in which HEP owns a 25% interest. Supplies of black wax crude oil are shipped via truck.
Capital Improvement Projects
Our total approved capital budget for the Woods Cross Refinery for 2010 is $36.4 million. Additionally, capital costs of $3.3 million have been approved for refinery turnarounds and tank work. We expect to spend approximately $12.6 million in capital costs in 2010, including capital projects approved in prior years. The following summarizes our key capital projects.
At the Woods Cross Refinery, we increased the refinery’s capacity from 26,000 BPSD to 31,000 BPSD while increasing its ability to process lower cost crude. The project involved installing a new 15,000 BPSD mild hydrocracker, sulfur recovery facilities, black wax desalting equipment and black wax unloading systems. The total cost of this project was approximately $122 million. The projects were mechanically complete in the fourth quarter of 2008.
Our Woods Cross Refinery is required to install a wet gas scrubber on its FCC unit by the end of 2012. We estimate the total cost to be $12 million. The MSAT2 solution for Woods Cross involves installing a new reformate splitter and a benzene saturation unit at an estimated cost of $18 million. Like our Navajo Refinery, our Woods Cross Refinery has until the end of 2012 to comply with the MSAT2 regulations.
Tulsa Refinery
Facilities
On June 1, 2009, we acquired the Tulsa Refinery west facility, an 85,000 BPSD refinery in Tulsa, Oklahoma from Sunoco. On December 1, 2009, we acquired the Tulsa Refinery east facility, a 75,000 BSPD refinery that is also located in Tulsa, Oklahoma from Sinclair. We are in the process of integrating the operations of both Tulsa Refinery facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD.
The Tulsa Refinery primarily processes sweet crude oils into high value light products such as gasoline, diesel fuel, jet fuel and lubricants, however has the capability to process sour crude oils when economics dictate. For 2009, gasoline, diesel fuel, jet fuel and lubricants (excluding volumes purchased for resale) represented 26%, 29%, 10% and 16%, respectively, of the Tulsa Refinery’s sales volumes.

The following table sets forth information about the Tulsa Refinery operations, including non-GAAP performance measures about our refinery operations. The cost of products and refinery gross margin do not include the effect of depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

Year Ended
December 31,
2009(8)
Tulsa Refinery
Crude charge (BPD) (1)	39,370
Refinery production (BPD) (2)	38,910
Sales of produced refined products (BPD)	37,570
Sales of refined products (BPD) (3)	37,700

Refinery utilization (4)	74.0%

Average per produced barrel (5)
Net sales	$78.89
Cost of products (6)	74.56

Refinery gross margin	4.33
Refinery operating expenses (7)	5.25

Net operating margin	$(0.92)

Feedstocks:
Sweet crude oil	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refinery.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refinery.

(3)	Includes refined products purchased for resale.

(4)
Represents crude charge divided by total crude capacity (BPSD). The crude capacity of 85,000 BPSD (our June 2009 Tulsa Refinery west facility acquisition) was increased by 40,000 BPSD in the fourth quarter of 2009 (our December 2009 Tulsa Refinery east facility acquisition), increasing crude capacity to 125,000 BPSD.

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

(8)
The amounts reported for the Tulsa Refinery for the year ended December 31, 2009 include crude oil processed and products yielded from the refinery for the period from June 1, 2009 through December 31, 2009 only, and averaged over the 365 days for the year ended. Operating data for the period from June 1, 2009 (date of Tulsa Refinery west facility acquisition) through December 31, 2009 and for the period from December 1, 2009 (date of Tulsa Refinery east facility acquisition) through December 31, 2009 is as follows:

	Period From	Period From
	June 1, 2009	December 1, 2009
	Through	Through
	December 31, 2009	December 31, 2009
Tulsa Refinery
Crude charge (BPD)	67,160	93,810
Refinery production (BPD)	66,360	99,810
Sales of produced refined products (BPD)	64,080	96,170
Sales of refined products (BPD)	64,300	96,170
The Tulsa Refinery west facility is located on a 750-acre site in Tulsa, Oklahoma situated along the Arkansas River. The principal process units at the Tulsa Refinery west facility consist of crude distillation (with light ends recovery), naphtha hydrodesulfurization, catalytic reforming, propane de-asphalting, lube extraction unit, MEK dewaxing, delayed coker and butane splitter units. Most of the operating units at the facility currently in service were built in the late 1950s and early 1960s. The refinery was reconfigured to emphasize specialty lubricant production in the early 1990s. The refinery completed a major maintenance turnaround in July 2007. The refinery’s supporting infrastructure includes approximately 3.2 million barrels of feedstock and product tankage, of which 0.4 million barrels of tankage is owned by Plains, and an additional 1.2 million barrels of tank capacity that are currently out of service and could be made available for future use.

The Tulsa Refinery east facility is located on a 466-acre site also in Tulsa, Oklahoma situated along the Arkansas River. The principal process units at the Tulsa Refinery east facility consist of crude distillation, naphtha hydrodesulfurization, FCC, isomerization, catalytic reforming, alkylation, scanfiner, diesel hydrodesulfurization and sulfur units. Additions and improvements to the facility since late 2004 include a scanfining unit to meet 2006 gasoline sulfur content requirements, a new naphtha hydro desulphurizer unit in 2005, a new sulfur plant, modifications to the distillate hydro desulphurizer unit, a new tail gas unit installed on the new sulfur plant and the conversion of the reformer from a 17,000 BPD semi-regenerative reformer to a 22,000 BPD continuous catalyst regeneration reformer (thereby increasing its capacity, octane capability and yield of gasoline). The refinery completed a partial maintenance turnaround in 2007, including the crude and FCC units. The refinery’s supporting infrastructure includes approximately 3.75 million barrels of tankage capacity on the refinery’s premises, approximately 1.4 million barrels of which is owned by HEP.
We are integrating the Tulsa Refinery west and east facilities that will result in a single, highly complex refinery having an integrated crude processing rate of approximately 125,000 BPSD, primarily by sending intermediate streams from one facility to the other for further processing. Pursuant to this plan, high sulfur diesel and various gas oil streams will be sent from the Tulsa Refinery west facility to be processed in the diesel hydrotreater and FCC units, respectively, at the Tulsa Refinery east facility. Various heavy oil streams will be sent from the Tulsa Refinery east facility to be processed in our coker unit at our Tulsa Refinery west facility. Various other streams such as naphtha, hydrogen and fuel gas will be shared between the two refinery facilities.
The Tulsa Refinery produces fuel products including gasoline, diesel fuel, jet fuel, #1 fuel oil, asphalt, heavy fuels and LPGs and serves markets in the Mid-Continent region of the United States and also produces specialty lubricant products that are marketed throughout North America and are distributed in Central and South America.
Markets and Competition
The Tulsa Refinery primarily serves the Mid-Continent region of the United States. Distillates and gasolines are primarily delivered from the Tulsa Refinery to market via two pipelines owned and operated by Magellan. These pipelines connect the refinery to distribution channels throughout Oklahoma, Kansas, Missouri, Illinois, Iowa, Minnesota, Nebraska and Arkansas. Additionally, the Tulsa Refinery has a proprietary diesel transfer line to the local Burlington Northern Santa Fe Railroad depot, and the refinery’s truck and rail rack capability facilitates access to local refined product markets.
In conjunction with our acquisition of the Tulsa Refinery east facility, we entered a five-year offtake agreement with an affiliate of Sinclair whereby Sinclair has agreed to purchase 45,000 to 50,000 BPD of gasoline and distillate products at market prices from us to supply its branded and unbranded marketing network throughout the Midwest. The offtake agreement can be renewed by Sinclair for an additional five-year term.
Our Tulsa Refinery also produces specialty lubricant products including agricultural oils, base oils, process oils and waxes that are sold throughout the United States and to customers with operations in Central America and South America. Our refinery’s production represents 6% of paraffinic oil capacity and 12% of wax production capacity in the United States market and is one of four refineries of specialty aromatic oils in North America.
The refinery’s asphalt and roofing flux products are sold via truck or railcar directly from the refinery or from a leased terminal in Phillipsburg, Kansas to customers throughout the Mid-Continent region.
Principal Products and Customers
Set forth below is information regarding the principal products produced at our Tulsa Refinery:

Year Ended
December 31,
2009
Tulsa Refinery
Sales of produced refined products:
Gasolines	26%
Diesel fuels	29%
Jet fuels	10%
Lubricants	16%
Gas oil / intermediates	17%
LPG and other	2%

Total	100%

Light products are shipped by product pipelines and are also made available to customers through truck and rail loading facilities. The Tulsa Refinery’s principal customers for conventional gasoline include Sinclair, other refiners, convenience store chains, independent marketers and retailers. The composition of gasoline differs, because of regulatory requirements, depending on the area in which gasoline is to be sold. Sinclair and railroads are the primary diesel customers. Jet fuel is sold primarily for commercial use. LPGs are sold to LPG wholesalers and retailers.
The specialty lubricant products produced at the Tulsa Refinery are high value products that provide a disproportionately high margin contribution to the refinery. Specialty lubricant products are sold in both commercial and specialty markets. Base oil customers include blender-compounders who prepare the various finished lubricant and grease products sold to end users. Agricultural oils, primarily formulated as supplemental carriers for herbicides, are sold to product formulators. Process oil customers include rubber and chemical industry customers. Specialty waxes are sold primarily to packaging customers as coating material for paper and cardboard, and to non-packaging customers in the adhesive or candle-making businesses.
Asphalt and roofing flux are sold primarily to paving contractors and manufacturers of roofing products.
Crude Oil and Feedstock Supplies
The Tulsa Refinery is located approximately 50 miles from Cushing, Oklahoma, a significant crude oil pipeline crossroad and storage hub. Local pipelines provide access to regional crude production as well as many United States onshore, Gulf of Mexico, Canadian and other foreign crudes. The proximity of the refinery to this pipeline and storage hub provides the refinery with the flexibility to optimize its crude slate and maintain lower crude inventories than a typical refinery.
The refinery also purchases other feedstocks on an opportunistic basis. From time to time, the refinery purchases naphtha, gasoline components, transmix, light cycle oil, lube blend stocks or residuals from other refineries. These feedstocks are delivered by truck, rail car or pipeline, depending on product and logistical requirements.
Capital Improvement Projects
Our total approved capital budget for the Tulsa Refinery for 2010 is $101.6 million. Additionally, capital costs of $24 million have been approved for refinery turnarounds and tank work. We expect to spend approximately $63.2 million in capital costs in 2010, including capital projects approved in prior years. The following summarizes our key capital projects.
We are proceeding with the integration project of our Tulsa Refinery west and east facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD. The integration project involves the installation of interconnect pipelines that will permit us to transfer various intermediate streams between the two facilities. We have also signed a 10-year agreement with a third party for the use of an additional line for the transfer of gasoline blend stocks which is currently in service. These interconnect lines will allow us to eliminate the sale of gas oil at a discount to WTI under our 5-year gas oil off take agreement with a third party, optimize gasoline blending, increase our utilization of better process technology, and reduce operating costs. Also, as part of the integration, we are planning to expand the diesel hydrotreater unit at the east facility to permit the processing of all high sulfur diesel produced to ULSD, eliminating the need to construct a new diesel hydrotreater at our west facility as previously planned. This expansion is expected to cost approximately $20 million and will use the reactor that we acquired as part of the Tulsa Refinery west facility acquisition. We are currently planning to complete the integration projects by the end of the 2010.
The combined Tulsa Refinery facilities also will be required to comply with MSAT2 regulations in order to meet new benzene reduction requirements for gasoline. We have elected to largely use existing equipment at the Tulsa Refinery east facility to split reformate from reformers at both west and east facilities and install a new benzene saturation unit to achieve the required benzene reduction at an estimated cost of approximately $15 million. Our Tulsa Refinery is required to meet MSAT2 1.3% benzene levels in gasoline beginning in July 2012 and we expect complete this project well before then. We will be required to buy credits until this project is complete, as required by law, beginning in 2011.

Our consent decree with the EPA requires recovery of sulfur from the refinery fuel gas system at the Tulsa Refinery west facility by the end of 2013. We estimate our investment to comply with the requirements will be approximately $20 million. The consent decree also requires shutdown, replacement, or installation of low NOx burners in three low pressure boilers by the end of 2013. We are still evaluating the best solution to this issue.
We believe that the synergy of the Tulsa Refinery west and east facilities operated as a single integrated facility will result in savings of approximately $110 million of expected capital expenditures related to ULSD compliance. Also as a result of the integrated facility, we expect to be able to reduce capital expenditures for the forthcoming benzene in gasoline requirements from approximately $30 million for the Tulsa Refinery west facility alone to approximately $15 million for the integrated complex. Even if we are able to realize the operating synergies of the integrated facility, our Tulsa Refinery will still require sulfur recovery investment, but we estimate combining the two refineries will reduce our net near-term capital expenditure requirements by approximately $125 million, excluding the cost to construct the pipelines that will integrate the west and east facilities.
UNEV Pipeline
Under a definitive agreement with Sinclair, we are jointly building the UNEV Pipeline, a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline with Sinclair, our joint venture partner, owning the remaining 25% interest. The initial capacity of the pipeline will be 62,000 BPD, with the capacity for further expansion to 120,000 BPD. The total cost of the pipeline is expected to be $275 million, with our share of the cost totaling $206 million. We expect to spend approximately $80 million in capital costs in 2010, with our share of the cost totaling $60 million.
In connection with this project, we have entered into a 10-year commitment to ship an annual average of 15,000 BPD of refined products on the UNEV Pipeline at an agreed tariff. Our commitment for each year is subject to reduction by up to 5,000 BPD in specified circumstances relating to shipments by other shippers. We have an option agreement with HEP granting them an option to purchase all of our equity interests in this joint venture pipeline effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to our investment in this joint venture pipeline plus interest at 7% per annum.
We currently anticipate that all regulatory approvals required to commence the construction of the UNEV Pipeline will be received by the end of the second quarter of 2010. Once such approvals are received, construction of the pipeline will take approximately nine months. Under this schedule, the pipeline would become operational during the first quarter of 2011.
HOLLY ENERGY PARTNERS, L.P.
In July 2004, we completed the initial public offering of limited partnership interests in HEP, a Delaware limited partnership that also trades on the New York Stock Exchange under the trading symbol “HEP.” HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support our refining and marketing operations in west Texas, New Mexico, Utah, Idaho, Arizona and Oklahoma.
HEP owns and operates a system of petroleum product and crude oil pipelines in Texas, New Mexico, Oklahoma and Utah and distribution terminals and refinery tankage in Texas, New Mexico, Arizona, Utah, Oklahoma, Idaho and Washington. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its storage tanks and terminals. HEP does not take ownership of products that it transports or terminals; therefore, it is not directly exposed to changes in commodity prices.

2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, HEP acquired certain logistics and storage assets from an affiliate of Sinclair for $79.2 million consisting of storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at Sinclair’s refinery located in Tulsa, Oklahoma. The purchase price consisted of $25.7 million in cash, including $4.2 million in taxes and 1,373,609 of HEP’s common units having a fair value of $53.5 million. Concurrent with this transaction we entered into a 15-year pipeline, tankage and loading rack throughput agreement with HEP (the “HEP PTTA”), whereby we agreed to transport, throughput and load volumes of product via HEP’s Tulsa logistics and storage assets that will initially result in minimum annual payments to HEP of $13.8 million.
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, HEP acquired our two newly constructed pipelines for $46.5 million, consisting of a 65-mile, 16-inch crude oil pipeline (the “Roadrunner Pipeline”) that connects our Navajo Refinery facility located in Lovington, New Mexico to a terminus of Centurion Pipeline L.P.’s pipeline extending between west Texas and Cushing, Oklahoma (the “Centurion Pipeline”) and a 37-mile, 8-inch crude oil pipeline that connects HEP’s New Mexico crude oil gathering system to our Navajo Refinery Lovington facility (the “Beeson Pipeline”).
The Roadrunner Pipeline provides our Navajo Refinery with direct access to a wide variety of crude oils available at Cushing, Oklahoma. In connection with this transaction, we entered into a 15-year pipeline agreement with HEP, (the “HEP RPA”), whereby we agreed to transport volumes of crude oil on HEP’s Roadrunner Pipeline that will initially result in minimum annual payments to HEP of $9.2 million.
The Beeson Pipeline operates as a component of HEP’s crude pipeline system and provides us with added flexibility to move crude oil from HEP’s crude oil gathering system to our Navajo Refinery Lovington facility for processing.
Tulsa Loading Racks Transaction
On August 1, 2009, HEP acquired from us, certain truck and rail loading/unloading facilities located at our Tulsa Refinery west facility for $17.5 million. The racks load refined products and lube oils produced at the Tulsa Refinery onto rail cars and/or tanker trucks.
In connection with this transaction, we entered into a 15-year equipment and throughput agreement with HEP, (the “HEP ETA”), whereby we agreed to throughput a minimum volume of products via HEP’s Tulsa loading racks that will initially result in minimum annual payments to HEP of $2.7 million.
Lovington-Artesia Pipeline Transaction
On June 1, 2009, HEP acquired our newly constructed, 16-inch intermediate pipeline for $34.2 million. The pipeline runs 65 miles from our Navajo Refinery’s crude oil distillation and vacuum facilities in Lovington, New Mexico to our petroleum refinery located in Artesia, New Mexico. This pipeline was placed in service effective June 1, 2009 and operates as a component of HEP’s intermediate pipeline system that services our Navajo Refinery.
In connection with this transaction, we agreed to amend our intermediate pipeline agreement with HEP (the “HEP IPA”). As a result, the term of the HEP IPA was extended by an additional four years and now expires in June 2024. Additionally, our minimum commitment under the HEP IPA was increased and currently results in minimum annual payments to HEP of $20.7 million.
SLC Pipeline Joint Venture Interest
On March 1, 2009, HEP acquired a 25% joint venture interest in the SLC Pipeline, a new 95-mile intrastate pipeline system jointly owned with Plains. The SLC Pipeline commenced operations effective March 2009 and allows various refineries in the Salt Lake City area, including our Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil flowing from Wyoming and Utah via Plains’ Rocky Mountain Pipeline. HEP’s capitalized joint venture contribution was $25.5 million.
Rio Grande Pipeline Sale
On December 1, 2009, HEP sold its 70% interest in Rio Grande Pipeline Company (“Rio Grande”) to a subsidiary of Enterprise Products Partners LP for $35 million. Accordingly, the results of operations of Rio Grande and gain of $14.5 million on the sale are presented in discontinued operations.

Transportation Agreements
Agreements with HEP
HEP serves our refineries in New Mexico, Utah and Oklahoma under several long-term pipeline and terminal, tankage and throughput agreements.
In connection with our 2009 asset transfers to HEP, as described above, we entered into three new 15-year transportation agreements with HEP, each expiring in 2024.
In addition, we have a transportation agreement with HEP that relates to the pipelines and terminals that we contributed to HEP at the time of its initial public offering in 2004 that expires in 2019 (the “HEP PTA”), the HEP IPA that relates to the intermediate pipelines sold to HEP in 2005 and in June 2009 that expires in 2024 and a transportation agreement that relates to the Crude Pipelines and Tankage Assets sold to HEP in 2008 that expires in 2023 (the “HEP CPTA”).
Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP’s pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. These minimum annual payments are adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in PPI or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the HEP IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following the July 1, 2009 PPI rate adjustments, these agreements, including our new 2009 agreements with HEP, will result in minimum payments to HEP of $118.5 million for the twelve months ending June 30, 2010.
Additionally, in February 2010, we entered into a pipeline systems operating agreement with HEP expiring in 2014 (the “HEP Pipeline Operating Agreement”). Under the HEP Pipeline Operating Agreement, effective December 1, 2009, HEP will operate certain of our tankage, pipelines, asphalt racks and terminal buildings for an annual management fee of $1.3 million.
We reconsolidated HEP effective March 1, 2008. Following our reconsolidation, our transactions with HEP including fees that we pay under our HEP transportation agreements are eliminated and have no impact on our consolidated financial statements since HEP is a consolidated subsidiary.
Agreement with Alon
HEP also has a 15-year pipelines and terminals agreement with Alon expiring in 2020 (the “Alon PTA”), under which Alon has agreed to transport on HEP’s pipelines and throughput through its terminals, volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but will not decrease below the initial $20.2 million annual amount. Following the March 1, 2009 PPI adjustment, Alon’s total minimum commitment for the twelve months ending February 28, 2010 is $21.7 million. Furthermore, for the twelve months ending February 28, 2011, Alon’s minimum commitment will increase to $22.7 million as a result of the upcoming March 1, 2010 PPI adjustment.

As of December 31, 2009, HEP’s contractual minimum revenues under long-term service agreements are as follows:

	Minimum Annualized
Agreement	Commitment (In millions)	Year of Maturity	Contract Type

HEP PTA(1)	$43.7	2019	Minimum revenue commitment
HEP IPA(1)(2)	20.7	2024	Minimum revenue commitment
HEP CPTA(1)(3)	28.4	2023	Minimum revenue commitment
HEP PTTA(1)	13.8	2024	Minimum revenue commitment
HEP RPA(1)	9.2	2024	Minimum revenue commitment
HEP ETA(1)	2.7	2024	Minimum revenue commitment
Alon PTA(4)	21.7	2020	Minimum volume commitment
Alon capacity lease(4)	6.4	Various	Capacity lease

Total	$146.6

(1)	HEP’s revenue under these transportation agreements with us represents intercompany revenue and is eliminated in our consolidated financial statements.

(2)	Reflects amended terms of the Holly IPA effective June 2009.

(3)	Reflects amended terms of the Holly CPTA effective January 2009.

(4)	Minimum annual revenues attributable to long-term service contracts with unaffiliated parties are $28.1 million.
As of December 31, 2009, HEP’s assets include:
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
•
three 65-mile pipelines that transport intermediate feedstocks and crude oil from our Navajo Refinery crude oil distillation and vacuum facilities in Lovington, New Mexico to our petroleum refinery facilities in Artesia, New Mexico;

•	approximately 960 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that deliver crude oil to our Navajo Refinery;
•	approximately 10 miles of crude oil and refined product pipelines that support our Woods Cross Refinery located near Salt Lake City, Utah; and
•	gasoline and diesel connecting pipelines that support our Tulsa Refinery east facility.
Refined Product Terminals and Refinery Tankage
•
four refined product terminals located in El Paso, Texas; Moriarty and Bloomfield, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1,000,000 barrels, that are integrated with HEP’s refined product pipeline system that serves our Navajo Refinery;

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

•
a refined product truck loading rack facility at each of our Navajo and Woods Cross Refineries, refined product and lube oil rail loading racks and a lube oil truck loading rack at our Tulsa Refinery west facility and a refined product, asphalt and LPG truck loading rack at our Tulsa Refinery east facility;

•	a Roswell, New Mexico jet fuel terminal leased through September 2011;
•	on-site crude oil tankage at our Navajo, Woods Cross and Tulsa Refineries having an aggregate storage capacity of approximately 600,000 barrels; and
•	on-site refined product tankage at our Tulsa Refinery having an aggregate storage capacity of approximately 1,400,000 barrels.

HEP also owns a 25% joint venture interest in the SLC Pipeline, a new 95-mile intrastate crude oil pipeline system that serves refineries in the Salt Lake City area.
Capital Improvement Projects
HEP’s capital budget for 2010 is comprised of $4.8 million for maintenance capital expenditures and $6 million for expansion capital expenditures.
ADDITIONAL OPERATIONS AND OTHER INFORMATION
Corporate Offices
We lease our principal corporate offices in Dallas, Texas. The lease for our principal corporate offices, expiring in June 2011, requires lease payments of approximately $115,000 per month plus certain operating expenses and provides for one five-year renewal period. Functions performed in the Dallas office include overall corporate management, refinery and HEP management, planning and strategy, corporate finance, crude acquisition, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
Employees and Labor Relations
As of December 31, 2009, we had 1,632 employees, of which 347 are currently covered by collective bargaining agreements. We consider our employee relations to be good. We are currently negotiating the collective bargaining agreement for certain of our Navajo Refinery Lovington facility employees, which agreement expires in April 2010. We also have a collective bargaining agreement for certain of our Woods Cross Refinery employees that expires in 2012.
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
Under the CAA, the EPA has the authority to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. In June 2004, the EPA issued new regulations limiting emissions from diesel fuel powered engines used in non-road activities such as mining, construction, agriculture, railroad and marine and simultaneously limiting the sulfur content of diesel fuel used in these engines to facilitate compliance with the new emission standards. Our Navajo and Woods Cross Refineries as well as our Tulsa Refinery east facility meet the ultimate 15 PPM standard for both our non-road and highway diesel. Currently, our Tulsa Refinery west facility does not meet these regulations. Under our Tulsa Refinery integration project, we will be expanding our Tulsa Refinery east facility’s diesel hydrotreater unit, enabling it to process all diesel fuel produced at the Tulsa Refinery.

Additionally, we will be required to meet another EPA regulation limiting the average concentration of sulfur in gasoline to 30 PPM by January 1, 2011. Our Tulsa Refinery east facility meets this new LSG standard. Products produced at our Tulsa Refinery west facility will also meet this standard, once the interconnecting lines that connect the two Tulsa facilities are in service. Additionally, we are proceeding with capital projects at our Navajo and Woods Cross Refineries in order to meet this requirement.
We are currently making plans to comply with the EPA’s new MSAT2 regulations on gasoline that will impose further reductions in the benzene content of our produced gasoline beginning January 1, 2011. In addition , the renewable fuel standards will mandate the blending of prescribed percentages of renewable fuels (e.g. ethanol and biofuels) into our produced gasoline. These new requirements, other requirements of the CAA, and other presently existing or future environmental regulations may cause us to make substantial capital expenditures to enable our refineries to produce products that meet applicable requirements.
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
As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of.
We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2009 we had an accrual of $30.4 million related to such environmental liabilities of which $24.2 million was classified as long-term.
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
We cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. However, new environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. There is growing consensus that some form of regulation will be forthcoming at the federal level in the United States with respect to emissions of greenhouse gases, or “GHGs,” (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our products.
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

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the refined products we produce.
On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal CAA. In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of GHGs from motor vehicles and that could also lead to the imposition of GHG emission limitations in CAA permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the refined products that we produce.
Also, on June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” (“ACESA”), also known as the “Waxman-Markey cap-and-trade legislation.” The purpose of ACESA is to control and reduce emissions of GHGs in the United States. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances permitted by ACESA declines each year, the cost or value of allowances would be expected to escalate significantly. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and gas. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law.
It is not possible at this time to predict whether climate change legislation will be enacted, but any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for refined products we produce.
Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations
Insufficient ethanol supplies or disruption in ethanol supply may disrupt our ability to market ethanol blended fuels.
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
We may be unsuccessful in integrating the operations of the assets we have recently acquired or of any future acquisitions with our operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. For example, in 2009, we completed the acquisition of two refineries in Tulsa, Oklahoma. We will face certain challenges as we continue to integrate the operations of the Tulsa facilities into our business. In particular, the acquisition of the Tulsa facilities has significantly expanded our geographic scope, the types of business in which we are engaged, the number of our employees and the number of refineries we operate, thereby presenting us with significant challenges as we work to manage the substantial increases in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulations and laws and/or delays or failure to obtain environmental permits needed for integrating projects, could adversely affect our ability to realize the anticipated benefits from the acquisition of the Tulsa facilities. We can give no assurance that our acquisition of the Tulsa facilities will perform in accordance with our expectations. We can give no assurance that our expectations with regards to integration and synergies will materialize. Our failure to successfully integrate and operate the Tulsa facilities and to realize the anticipated benefits of the acquisition, could adversely affect our operating, performing and financial results.
Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of the acquisitions we recently completed or as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition, including the assets and businesses we acquired in 2009. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
We may not be able to retain existing customers or acquire new customers.
The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors outside our control, including competition from other refiners and the demand for refined products in the markets that we serve. Loss of, or reduction in amounts purchased by our major customers could have an adverse effect on us to the extent that, because of market limitations or transportation constraints, we are not able to correspondingly increase sales to other purchasers.

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
The disruption or proration of the refined product distribution systems we utilize could negatively impact our profitability.
We utilize various common carrier or other third party pipeline systems to deliver our products to market. The key systems utilized by Navajo, Woods Cross, and Tulsa are SFPP and Plains, Chevron, and Magellan, respectively. All three refineries also utilize systems owned by HEP. If these key pipelines or their associated tanks and terminals become inoperative or decrease the capacity available to us, we may not be able to sell our product or we may be required to hold our product in inventory or supply products to our customers through an alternative pipeline or by rail or additional tanker trucks from the refinery all of which could increase our costs and result in a decline in profitability.
The potential operation of new or expanded refined product transportation pipelines could impact the supply of refined products to our existing markets.
Other refined product transportation pipelines currently supply our existing markets or could potentially supply our existing markets in the future.
The refined product transportation pipelines that also supply the markets supplied by the Navajo Refinery include Longhorn, Kinder Morgan, Plains, HEP, and NuStar Energy. The Longhorn Pipeline is a common carrier pipeline that supplies the El Paso market with refined products from refineries as distant as the Texas Gulf Coast. The Longhorn Pipeline is a converted crude oil pipeline with an approximate capacity of 72,000 BPD of refined products. Magellan purchased the Longhorn Pipeline out of bankruptcy in 2009. Flying J formerly owned the Longhorn Pipeline prior to its bankruptcy in 2008. In addition to supplying Arizona markets from El Paso, Kinder Morgan also supplies Arizona markets from the West Coast. The Plains pipeline currently supplies New Mexico markets from El Paso. In addition, NuStar Energy LP and HEP own pipelines into the El Paso and New Mexico markets.
The refined product transportation pipelines that also supply the markets supplied by the Woods Cross Refinery include Chevron, Pioneer, and Yellowstone Pipelines. The Chevron system transports products from Salt Lake City to Idaho and eastern Washington. The Pioneer Pipeline transports products from Wyoming and Montana refineries into Salt Lake City. The Yellowstone Pipeline transports products from Montana refineries into eastern Washington.
The refined product transportation pipelines that also supply the markets supplied by the Tulsa Refinery include Magellan, Explorer, and Kaneb Pipelines. The Explorer Pipeline transports refined products from Gulf Coast refineries to Tulsa where it interconnects with Magellan prior to proceeding to the Chicago area. The Kaneb Pipeline transports refined products from northern Texas, Oklahoma, and Kansas refineries to markets in Kansas, Nebraska, Iowa, North Dakota, and South Dakota. These markets are in close proximity to markets supplied by the Magellan system.

The expansion of any of these pipelines, the conversion of existing pipelines into refined products, or the construction of a new pipeline into our markets could negatively impact the supply of refined products in our markets and our profitability.
We depend upon HEP for a substantial portion of the crude supply and distribution network that serve our refineries and we own a significant equity interest in HEP.
We currently own a 34% interest in HEP, including the 2% general partner interest. HEP operates a system of crude oil and petroleum product pipelines, distribution terminals and refinery tankage in Texas, New Mexico, Utah, Arizona, Idaho, Washington and Oklahoma. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves our refineries in New Mexico, Utah and Oklahoma under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2019 through 2024. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:
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

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities can result in significant costs to both industry companies, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost. In addition, we cannot assure you that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. Further, our underwriters could have credit issues that affect their ability to pay claims. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2009, approximately 21% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. Effective February 1, 2009, a new agreement was reached with the United Steelworkers which applies to approximately 7% of our employees, which agreement will now expire on January 31, 2012. As of December 31, 2009, approximately 14% of our employees were represented by labor unions under a collective bargaining agreement that expires in 2010. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.
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

Changes in the insurance markets attributable to terrorist attacks could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital including our ability to repay or refinance debt.
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
We may be unable to pay future dividends.
We will only be able to pay dividends from our available cash on hand, cash from operations or borrowings under our credit agreement. The declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. We cannot assure you that any dividends will be paid or the frequency of such payments.
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
We generally purchase crude oil for our refineries with cash generated from our operations. If the price of crude oil increases significantly, we may not have sufficient cash flow or borrowing capacity, and may not be able to sufficiently increase borrowing capacity, under our existing credit facilities to purchase enough crude oil to operate our refineries at desired capacity. Our failure to operate our refineries at desired capacity could have a material adverse effect on our business, financial condition and results of operations. We also have significant long-term needs for cash, including those to support our expansion and upgrade plans, as well as for regulatory compliance. If credit markets tighten, it may become more difficult to obtain cash from third party sources. If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with regulatory deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect and we could be subject to regulatory action.
Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity and limit our ability to purchase enough crude oil to operate our refineries at desired capacity.
An unfavorable credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require credit enhancement. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms or credit enhancement requirements on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This in turn could cause us to be unable to operate our refineries at desired capacity. A failure to operate our refineries at desired capacity could adversely affect our profitability and cash flow.
We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
Although the domestic capital markets have shown signs of improvement in recent months, global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, increased unemployment, geopolitical issues and the current weak economic conditions. In addition, the fixed-income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Our leverage may limit our ability to borrow additional funds, comply with the terms of our indebtedness or capitalize on business opportunities.
As of December 31, 2009, the principal amount of our total outstanding debt was $300 million.
Our leverage could have important consequences. We require substantial cash flow to meet our payment obligations with respect to our indebtedness. Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. We believe that we will have sufficient cash flow from operations and available borrowings under our Credit Agreement to service our indebtedness. However, a significant downturn in our business or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness at maturity or otherwise or sell assets on terms that are commercially reasonable.
Our debt agreements contain operating and financial restrictions that might constrain our business and financing activities.
The operating and financial restrictions and covenants in our credit facilities and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our revolving credit facility imposes usual and customary requirements for this type of credit facility, including: (i) maintenance of certain levels of interest coverage and leverage ratios; (ii) limitations on liens, investments, indebtedness and dividends; (iii) a prohibition on changes in control and (iv) restrictions on engaging in mergers, consolidations and sales of assets, entering into certain lease obligations, and making certain investments or capital expenditures. If we fail to satisfy the covenants set forth in the credit facility or another event of default occurs under the facility, the maturity of the loan could be accelerated or we could be prohibited from borrowing for our future working capital needs and issuing letters of credit. We might not have, or be able to obtain, sufficient funds to make these immediate payments. Should we desire to undertake a transaction that is prohibited by the covenants in our credit facilities, we will need to obtain consent under our credit facilities. Such refinancing may not be possible or may not be available on commercially acceptable terms. In addition, our obligations under our credit facilities are secured by inventory, receivables and pledged cash assets. If we are unable to repay our indebtedness under our credit facilities when due, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
We may need to use current cash flow to fund our pension and postretirement health care obligations, which could have a significant adverse effect on our financial position.
We have benefit obligations in connection with our noncontributory defined benefit pension plans that provided retirement benefits for substantially all of our employees. However, effective January 1, 2007, the retirement plan was frozen to new employees not covered by collective bargaining agreements with labor unions. To the extent an employee not covered by a collective bargaining agreement was hired prior to January 1, 2007, and elected to participate in automatic contributions features under our defined contribution plan, their participation in future benefits of the retirement plan was frozen. We expect to contribute between $10 million to $20 million to the retirement plan in 2010. Future adverse changes in the financial markets could result in significant charges to stockholders’ equity and additional significant increases in future pension expense and funding requirements.

We also have benefit obligations in connection with our unfunded postretirement health care plans that provide health care benefits as part of the voluntary early retirement program offered to eligible employees. As part of the early retirement program, we allow qualified retiring employees to continue coverage at a reduced cost under our group medical plans until normal retirement age. Additionally, we maintain an unfunded postretirement medical plan whereby certain retirees between the ages of 62 and 65 can receive benefits paid by us. As of December 31, 2009, the total accumulated postretirement benefit obligation under our postretirement medical plans was $6.7 million. Increased participation in this program and/or increasing medical costs may affect our ability to pay required health care benefits causing us to have to divert funds away from other areas of the business to pay their costs.
The new and revamped equipment in our facilities may not perform according to expectations which may cause unexpected maintenance and downtime and could have a negative effect on our future results of operations and financial condition.
We are completing major capital investment programs at both our Navajo and Woods Cross Refineries. At the Tulsa Refinery we have various projects planned to integrate the two facilities to fully utilize their capabilities. All three refineries also have various environmental compliance related projects.
The installation of new equipment and the revamp of key existing equipment involve significant risks and uncertainties, including the following:
•	Equipment may not perform at expected throughput levels,
•	Actual yields or product quality may differ from design,
•	Actual operating costs may be higher than expected,
•	Equipment may need to be redesigned, revamped, or replaced for the new units to perform as expected

Item 1B.	Unresolved Staff Comments
We do not have any unresolved staff comments.

Item 3.	Legal Proceedings
Commitment and Contingency Reserves
When deemed necessary, we establish reserves for certain legal proceedings. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, future changes in the facts and circumstances could result in the actual liability exceeding the estimated ranges of loss and amounts accrued.
While the outcome and impact on us cannot be predicted with certainty, management believes that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on our consolidated financial position or cash flow. Operating results, however, could be significantly impacted in the reporting periods in which such matters are resolved.

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
c. The Latest Rate Proceeding
On June 2, 2009, SFPP notified us that it would terminate the October 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC challenging the rate increase and asking the FERC to suspend the effectiveness of the increased rates. On August 31, 2009, the FERC issued an order suspending the effective date of the rate increase until January 1, 2010, on which date the rate increase was placed into effect, and setting the rate increase for a full evidentiary hearing to be held in 2010. We are not in a position to predict the ultimate outcome of the rate proceeding.
MTBE Litigation
Our Navajo Refining Company subsidiary was named as a defendant, along with approximately 40 other companies involved in oil refining and marketing and related businesses, in a lawsuit originally filed in May 2006 by the State of New Mexico in the U.S. District Court for the District of New Mexico and subsequently transferred to the U.S. District Court for the Southern District of New York under multidistrict procedures along with approximately 100 similar cases, in which Navajo was not named, brought by other governmental entities and private parties in other states. The lawsuit, in which Navajo is named, as amended in October 2006 through the filing of a second amended complaint, alleges that the defendants are liable for contaminating the waters of New Mexico through producing and/or supplying MTBE or gasoline or other products containing MTBE. The lawsuit asserts claims for defective design or product, failure to warn, negligence, public nuisance, statutory public nuisance, private nuisance, trespass, and civil conspiracy, and seeks compensatory damages unspecified in amount, injunctive relief, exemplary and punitive damages, costs, attorney’s fees allowed by law, and interest allowed by law. The second amended complaint also contains a claim, asserted against certain other defendants but not against Navajo, alleging violations of certain provisions of the Toxic Substances Control Act, which appears to be similar to a claim previously threatened in a mailing to Navajo and other defendants by law firms representing the plaintiffs. Most other defendants have been dismissed from this lawsuit as a result of settlements. Pursuant to an agreement dated December 30, 2009, Navajo has been released with respect to the claims asserted against it in this lawsuit, and the lawsuit against it has been dismissed with prejudice.

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
Woods Cross Construction Dispute 1
Our Holly Refining & Marketing Company — Woods Cross and Woods Cross Refining Company, LLC subsidiaries were named, along with other parties, as defendants in a lawsuit filed in December 2008 by Brahma Group, Inc. in the State District Court in Davis County, Utah, involving a construction dispute regarding the installation of improvements known as a crude desalter, crude unloader, and west tank farm at our Woods Cross, Utah refinery. This matter has been resolved through mutual agreement of the parties. All actions have been settled for an immaterial amount and dismissed with prejudice by the court.
Woods Cross Construction Dispute 2
Our Holly Refining & Marketing Company — Woods Cross and Woods Cross Refining Company, LLC subsidiaries were named, along with other parties, as defendants in a lawsuit filed on April 22, 2009 by Brahma Group, Inc. in the State District Court in Davis County, Utah, involving a construction dispute over the installation of an oil gas hydrocracker at the Woods Cross, Utah refinery. The lawsuit alleges that the defendants caused delays, additional work and increased costs in the installation of the oil gas hydrocracker for which the plaintiff was not paid. The claims made against our subsidiaries are for lien foreclosure, failure to obtain a payment bond, and implied contract. The lawsuit seeks compensatory damages in the approximate amount of $12.0 million, costs, attorney’s fees allowed by law, and interest allowed by law. A lien has also been filed in the county records against the refinery property in that amount. Our subsidiaries have tendered defense of the complaint to the general contractor, Benham Constructors. Our subsidiaries have answered the complaint and denied any liability. The plaintiff and the general contractor have agreed to arbitrate their dispute, and the claims against our subsidiaries have been stayed pending the outcome of that arbitration. At the date of this report, it is not possible to predict the likely course or outcome of this litigation.
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
OSHA Inspection — Woods Cross
In June 2007, the Federal Occupational Safety and Health Administration (“OSHA”) announced a national emphasis program (“NEP”) for inspecting approximately 80 refineries within its jurisdiction. As a part of the NEP, OSHA encouraged the State Plan States such as Utah to initiate their own version of the NEP. Beginning on May 1, 2008, the Utah Labor Commission, Occupational Safety and Health Division (“UOSH”) began an inspection of the refinery which is operated by Holly Refining and Marketing Company — Woods Cross and is located in Woods Cross, Utah. The inspection ended on September 18 and on October 23, 2008, UOSH issued one citation alleging 33 violations of various safety standards including the Process Safety Management Standard and proposing a penalty of $91,750. We filed a notice of contest with the Adjudicative Division, Utah Labor Commission, in Salt Lake City, Utah. On February 18, 2009, the initial status conference for this matter was held and a scheduling order was issued. Our answer was filed and served on March 4, 2009 and discovery ended on January 6, 2010. The hearing date has been set for July 6, 2010. We intend to vigorously defend this citation and believe that we have strong defenses on the merits.

OSHA Inspection — Tulsa Refinery east facility
In June 2007, OSHA announced a NEP for inspecting approximately 80 refineries within its jurisdiction. As part of the NEP, OSHA conducted an inspection of Sinclair Tulsa Refining Company’s (“Sinclair Tulsa”) refinery in Tulsa, Oklahoma (our Tulsa Refinery east facility) from February 4, 2009 through August 3, 2009. On August 4, 2009, OSHA issued two citations to Sinclair Tulsa, alleging 51 serious violations and 1 willful violation of various safety standards including the Process Safety Management Standard (“PSM”) and the General Duty Clause. OSHA proposed penalties totaling $240,750. Sinclair filed a notice of contest, challenging the citations. Because the proposed penalties exceed $100,000, the matter was referred for mandatory settlement before the Occupational Safety and Health Review Commission. The settlement conference is scheduled to take place March 16 — 17, 2010 in Dallas, Texas.
Our subsidiary, Holly Refining & Marketing — Tulsa LLC (“HRM-Tulsa”), entered into an Asset Sale & Purchase Agreement (the “Agreement”) with Sinclair Tulsa dated October 19, 2009 to acquire the Tulsa Refinery east facility, and the sale closed on December 1, 2009. HRM-Tulsa intervened in the case against Sinclair Tulsa pending before the Occupational Safety and Health Review Commission shortly after the sale closed. Under the terms of the Agreement, Sinclair retains responsibility for defending the OSHA citations and paying any penalties, and HRM-Tulsa has the discretion to select the means and methods of improving the PSM program. HRM-Tulsa is in the initial stages of evaluating the feasibility and range of options to make such PSM program improvements at the Tulsa Refinery east facility.
Discharge Permit Appeal — Tulsa Refinery west facility
Our subsidiary, HRM-Tulsa is party to parallel Oklahoma administrative and state district court proceedings involving a challenge, originally filed by Sunoco, Inc. (R&M), to the terms of the Oklahoma Department of Environmental Quality (“ODEQ”) permit that governs the discharge of industrial wastewater from what is now our Tulsa Refinery west facility. After our acquisition of the Tulsa Refinery west facility, we were substituted for Sunoco in both proceedings. On February 1, 2010, we entered into a settlement agreement with the Oklahoma Department of Environmental Quality. The agreement provided, among other things, for the amendment of the permit to require that the Tulsa Refinery west facility make certain modifications in its system for handling storm flows. These modifications are required to be complete within three years of the issuance of the revised permit. Both the administrative and the state district court proceedings have been stayed to permit this settlement agreement to be effectuated. Once the agreed-upon changes become effective, both proceedings will be dismissed. Preliminary engineering is underway to develop a final scope and capital estimate, and any process modification is subject to regulatory review and approval. Accordingly, it is not possible to estimate the costs of compliance with the new permit provision at this time.
Unclaimed Property Audit
A multi-state audit of our unclaimed property compliance and reporting is being conducted by Kelmar Associates, LLC on behalf of twelve states. We expect this audit process to take several years to be resolved due to the lengthy period covered by the audit (1981 — 2004). It is not yet possible to accurately estimate the amount, if any, that is owed to each of the states since only preliminary investigation has occurred to date.
Other
We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders during the fourth quarter of 2009.

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
Our common stock is traded on the New York Stock Exchange under the trading symbol “HOC.” The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends declared per share and the trading volume of common stock for the periods indicated:

				Trading
Years Ended December 31,	High	Low	Dividends	Volume

2009
Fourth quarter	$33.53	$23.57	$0.15	52,039,700
Third quarter	$26.22	$16.71	$0.15	50,535,600
Second quarter	$31.63	$17.23	$0.15	73,542,100
First quarter	$27.42	$18.15	$0.15	85,489,800

2008
Fourth quarter	$28.83	$10.84	$0.15	81,694,000
Third quarter	$37.47	$25.88	$0.15	88,195,700
Second quarter	$49.62	$36.13	$0.15	79,585,500
First quarter	$56.81	$38.84	$0.15	79,892,000
As of February 8, 2010, we had approximately 23,200 stockholders, including beneficial owners holding shares in street name.
We intend to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors. Our credit agreement limits the payment of dividends. See Note 12 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”
Under our common stock repurchase program, repurchases are made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. There were no common stock repurchases during the fourth quarter of 2009.

Item 6.	Selected Financial Data
The following table shows our selected financial information as of the dates or for the periods indicated. This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009(1)(4)	2008(1)(4)	2007(1)(4)	2006(1)(3)(4)	2005(1)(2)(3)(4)
	(In thousands, except per share data)
FINANCIAL DATA
For the period
Sales and other revenues	$4,834,268	$5,860,357	$4,791,742	$4,023,217	$3,046,313
Income from continuing operations before income taxes	43,803	187,746	499,444	383,501	270,373
Income tax provision	7,460	64,028	165,316	136,603	99,626

Income from continuing operations	36,343	123,718	334,128	246,898	170,747
Income from discontinued operations, net of taxes	16,926	2,918	—	19,668	2,963

Net income before cumulative effect of change in accounting principle	53,269	126,636	334,128	266,566	173,710
Cumulative effect of accounting change (net of income tax expense of $426)	—	—	—	—	669

Net income(5)	53,269	126,636	334,128	266,566	174,379
Less net income attributable to noncontrolling interest(5)	33,736	6,078	—	—	6,721

Net income attributable to Holly Corporation Stockholders(5)	$19,533	$120,558	$334,128	$266,566	$167,658

Earnings per share attributable to Holly Corporation stockholders — basic	$0.39	$2.40	$6.09	$4.68	$2.72

Earnings per share attributable to Holly Corporation stockholders — diluted	$0.39	$2.38	$5.98	$4.58	$2.65

Cash dividends declared per common share	$0.60	$0.60	$0.46	$0.29	$0.19

Average number of common shares outstanding:
Basic	50,418	50,202	54,852	56,976	61,728
Diluted	50,595	50,549	55,850	58,210	63,244

Net cash provided by operating activities	$214,058	$155,490 155,490	$422,737	$245,183	$251,234
Net cash provided by (used for) investing activities	$(537,116)	$(57,777)	$(293,057)	$35,805	$(320,135)
Net cash provided by (used for) financing activities	$406,849	$(151,277)	$(189,428)	$(175,935)	$50,505

At end of period
Cash, cash equivalents and investments in marketable securities	$125,819	$94,447	$329,784	$255,953	$254,842
Working capital(6)	$257,899	$68,465	$216,541	$240,181	$210,103
Total assets	$3,145,939	$1,874,225	$1,663,945	$1,237,869	$1,142,900
Total debt, including short-term	$667,649	$370,914	$—	$—	$—
Total equity(5)	$1,207,871	$936,332	$593,794	$466,094	$377,351

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

(2)	The average number of shares of common stock and per share amounts have been adjusted to reflect the two-for-one stock split effective June 1, 2006.

(3)	On March 31, 2006, we sold our Montana refinery. Results of operations of the Montana refinery that were previously reported in operations are presented in discontinued operations.

(4)	On December 1, 2009, HEP sold its 70% interest in Rio Grande. Accordingly, results of operations of Rio Grande that were previously reported in operations are presented in discontinued operations.

(5)
Accounting standards became effective January 1, 2009 that change the classification of noncontrolling interests, also referred to as minority interests, in the Consolidated Financial Statements. As a result, all previous references to “minority interest” within these financial statements have been replaced “noncontrolling interest.” Also, net income attributable to the noncontrolling interest in our HEP subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Corporation stockholders” in our Consolidated Statements of Income. Prior to our adoption of these standards, this amount was presented as “Minority interest in earnings of HEP,” a non-operating expense item before “Income before income taxes.” Additionally, equity attributable to noncontrolling interests is now presented as a separate component of total equity in the Consolidated Financial Statements. We have adopted these standards on a retrospective basis. While this presentation differs from previous requirements under GAAP, it did not affect our net income and equity attributable to Holly Corporation stockholders.

(6)	At December 31, 2008, HEP classified $29 million in credit agreement borrowings as short-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 7 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K. In this document, the words “we,” “our,” “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person with certain exceptions. For periods prior to our reconsolidation of HEP effective March 1, 2008, the words “we,” “our,” “ours” and “us” exclude HEP and its subsidiaries as consolidated subsidiaries of Holly Corporation. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of Holly Corporation. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.
OVERVIEW
We are principally an independent petroleum refiner operating three refineries in Artesia and Lovington, New Mexico (operated as one refinery), Woods Cross, Utah and Tulsa, Oklahoma. As of December 31, 2009, our refineries had a combined crude capacity of 256,000 BPSD. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At December 31, 2009, we also owned a 34% interest in HEP, a consolidated subsidiary, which owns and operates pipeline and terminalling assets.
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt in markets in the Southwestern, Rocky Mountain and Mid-Continent regions of the United States. Our sales and other revenues and net income attributable to Holly Corporation stockholders for the year ended December 31, 2009 were $4,834.3 million and $19.5 million, respectively. Our sales and other revenues and net income attributable to Holly Corporation stockholders for the year ended December 31, 2008 were $5,860.4 million and $120.6 million, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the year ended December 31, 2009 were $4,754 million, a decrease from $5,664.7 million for the year ended December 31, 2008.
On June 1, 2009, we acquired the Tulsa Refinery west facility, an 85,000 BPSD refinery located in Tulsa, Oklahoma from Sunoco for $157.8 million in cash, including crude oil, refined product and other inventories valued at $92.8 million. The refinery produces fuel products including gasoline, diesel fuel and jet fuel and serves markets in the Mid-Continent region of the United States and also produces specialty lubricant products that are marketed throughout North America and are distributed in Central and South America. On October 20, 2009, we sold to Plains a portion of the crude oil petroleum storage tanks and certain refining-related crude oil receiving pipeline facilities, that were acquired as part of the refinery assets for $40 million.
On December 1, 2009, we acquired the Tulsa Refinery east facility, a 75,000 BPSD refinery from Sinclair also located in Tulsa, Oklahoma for $183.3 million, including crude oil, refined product and other inventories valued at $46.4 million. The total purchase price consisted of $109.3 million in cash and 2,789,155 shares of our common stock having a value of $74 million. Additionally, we will reimburse Sinclair approximately $8 million upon their satisfactory completion of certain environmental projects at the refinery. The refinery also produces gasoline, diesel fuel and jet fuel products and also serves markets in the Mid-Continent region of the United States. We are in the process of integrating the operations of both Tulsa Refinery facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD.
Seperately, HEP, also a party to the December 1, 2009 transaction with Sinclair, acquired certain logistics and storage assets located at our Tulsa Refinery east facility. See “Holly Energy Partners, L.P. — 2009 Acquisitions” under Items 1 and 2, “Business and Properties” for additional information on this transaction as well as HEP’s other 2009 asset acquisitions from us.
Also on December 1, 2009, HEP sold its 70% interest in Rio Grande to a subsidiary of Enterprise Products Partners LP for $35 million. Accordingly, the results of operations of Rio Grande and the $14.5 million gain on the sale are presented in discontinued operations.

On February 29, 2008, we sold the Crude Pipelines and Tankage Assets to HEP for $180 million. The assets consisted of crude oil trunk lines that deliver crude oil to our refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within both of our refinery complexes, a jet fuel products pipeline and leased terminal between Artesia and Roswell, New Mexico and crude oil and product pipelines that support our refinery in Woods Cross, Utah. HEP is a VIE as defined under GAAP. Under GAAP, HEP’s purchase of the Crude Pipelines and Tankage Assets qualified as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following this transaction, we determined that our beneficial interest in HEP exceeded 50%. Accordingly, we reconsolidated HEP effective March 1, 2008. Therefore, intercompany transactions with HEP are eliminated in our consolidated financial statements.
RESULTS OF OPERATIONS
Financial Data

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Sales and other revenues	$4,834,268	$5,860,357	$4,791,742
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,238,008	5,280,699	4,003,488
Operating expenses (exclusive of depreciation and amortization)	356,855	265,705	209,281
General and administrative expenses (exclusive of depreciation and amortization)	60,343	55,278	69,185
Depreciation and amortization	98,751	62,995	43,456

Total operating costs and expenses	4,753,957	5,664,677	4,325,410

Income from operations	80,311	195,680	466,332
Other income (expense):
Equity in earnings of SLC Pipeline	1,919	—	—
Interest income	5,045	10,797	15,089
Interest expense	(40,346)	(23,955)	(1,086)
Acquisition costs — Tulsa Refineries	(3,126)	—	—
Impairment of equity securities	—	(3,724)	—
Gain on sale of Holly Petroleum, Inc.	—	5,958	—
Equity in earnings of HEP	—	2,990	19,109

	(36,508)	(7,934)	33,112

Income from continuing operations before income taxes	43,803	187,746	499,444
Income tax provision	7,460	64,028	165,316

Income from continuing operations	36,343	123,718	334,128
Income from discontinued operations, net of taxes(1)	16,926	2,918	—

Net income(2)	53,269	126,636	334,128
Less noncontrolling interest in net income(2)	33,736	6,078	—

Net income attributable to Holly Corporation stockholders(2)	$19,533	$120,558	$334,128

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$15,209	$119,206	$334,128
Income from discontinued operations	4,324	1,352	—

Net income	$19,533	$120,558	$334,128

Earnings per share attributable to Holly Corporation stockholders — basic:
Continuing operations	$0.30	$2.37	$6.09
Discontinued operations	0.09	0.03	—

Net income	$0.39	$2.40	$6.09

Earnings per share attributable to Holly Corporation stockholders — diluted:
Continuing operations	$0.30	$2.36	$5.98
Discontinued operations	0.09	0.02	—

Net income	$0.39	$2.38	$5.98

Cash dividends declared per common share	$0.60	$0.60	$0.46

Average number of common shares outstanding:
Basic	50,418	50,202	54,852
Diluted	50,603	50,549	55,850

Balance Sheet Data

	Years Ended December 31,
	2009	2008
	(In thousands)

Cash, cash equivalents and investments in marketable securities	$125,819	$94,447
Working capital(3)	$257,899	$68,465
Total assets	$3,145,939	$1,874,225
Long-term debt — Holly Corporation	$328,260	$—
Long-term debt — Holly Energy Partners	$379,198	$341,914
Total equity(2)	$1,207,871	$936,332

(1)	On December 1, 2009, HEP sold its 70% interest in Rio Grande. Accordingly, results of operations of Rio Grande are presented in discontinued operations.

(2)
Accounting standards became effective January 1, 2009 that change the classification of noncontrolling interests, also referred to as minority interests, in the Consolidated Financial Statements. As a result, all previous references to “minority interest” within these financial statements have been replaced with “noncontrolling interest.” Also, net income attributable to the noncontrolling interest in our HEP subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Corporation stockholders” in our Consolidated Statements of Income. Prior to our adoption of these standards, this amount was presented as “Minority interest in earnings of HEP,” a non-operating expense item before “Income before income taxes.” Additionally, equity attributable to noncontrolling interests is now presented as a separate component of total equity in the Consolidated Financial Statements. We have adopted these standards on a retrospective basis. While this presentation differs from previous requirements under GAAP, it did not affect our net income and equity attributable to Holly Corporation stockholders.

(3)	At December 31, 2008, HEP classified $29 million in credit agreement borrowings as short-term debt.
Other Financial Data

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$211,545	$155,490	$422,737
Net cash used for investing activities	$(534,603)	$(57,777)	$(293,057)
Net cash provided by (used for) financing activities	$406,849	$(151,277)	$(189,428)
Capital expenditures	$302,551	$418,059	$161,258
EBITDA from continuing operations(1)	$156,721	$259,387	$528,897

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

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Sales and other revenues
Refining(1)	$4,786,937	$5,837,449	$4,790,164
HEP(2)	146,561	94,439	—
Corporate and other	2,248	2,641	1,578
Eliminations	(101,478)	(74,172)	—

Consolidated	$4,834,268	$5,860,357	$4,791,742

Operating income (loss)
Refining(1)	$68,397	$210,252	$537,118
HEP(2)	70,373	37,082	—
Corporate and other	(57,355)	(51,654)	(70,786)
Eliminations	(1,104)	—	—

Consolidated	$80,311	$195,680	$466,332

(1)
The Refining segment includes the operations of our Navajo, Woods Cross and Tulsa Refineries and Holly Asphalt. The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. The petroleum products produced by the Refining segment are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, specialty lubricant products produced at our Tulsa Refinery are marketed throughout North America and are distributed in Central and South America. Holly Asphalt manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.

(2)
The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation). HEP owns and operates a system of petroleum product and crude gathering pipelines and refinery tankage in Texas, New Mexico, Oklahoma and Utah, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, Oklahoma and Washington. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, HEP owns a 25% interest in the SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations and from HEP’s interest the SLC Pipeline.

Refining Operating Data
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

	Years Ended December 31,
	2009	2008	2007
Consolidated
Crude charge (BPD)(1)	142,430	100,680	103,490
Refinery production (BPD)(2)	151,420	110,850	113,270
Sales of produced refined products (BPD)	151,580	111,950	115,050
Sales of refined products (BPD)(3)	155,820	120,750	126,800

Refinery utilization(4)	78.9%	89.7%	94.1%

Average per produced barrel(5)
Net sales	$74.06	$108.83	$89.77
Cost of products(6)	66.85	97.87	73.03

Refinery gross margin	7.21	10.96	16.74
Refinery operating expenses(7)	5.24	5.14	4.43

Net operating margin	$1.97	$5.82	$12.31

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)
Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased from 109,000 BPSD to 111,000 BPSD in mid-year 2007 (our 2007 Navajo Refinery expansion) and by an additional 5,000 BPSD in the fourth quarter of 2008 (our 2008 Woods Cross Refinery expansion). During 2009, we increased our consolidated crude capacity by 15,000 BPSD in the first quarter of 2009 (our 2009 Navajo Refinery expansion), by 85,000 BPSD in the second quarter of 2009 (our June 2009 Tulsa Refinery west facility acquisition) and by 40,000 BPSD in the fourth quarter of 2009 (our December 2009 Tulsa Refinery east facility acquisition), increasing our consolidated crude capacity to 256,000 BPSD.

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
Results of Operations — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Summary
Income from continuing operations attributable to Holly Corporation stockholders for the year ended December 31, 2009 was $15.2 million ($0.30 per basic and diluted share) a $104 million decrease compared to $119.2 million ($2.37 per basic and $2.36 per diluted share) for the year ended December 31, 2008. Income from continuing operations decreased due principally to an overall decrease in refined gross margins in the second half of 2009. Overall refinery gross margins for the year ended December 31, 2009 were $7.21 per produced barrel compared to $10.96 for the year ended December 31, 2008.
Overall production levels for the year ended December 31, 2009 increased by 37% over 2008 due to production attributable to the operations of our recently acquired Tulsa Refinery facilities and production gains resulting from our recent Navajo and Woods Cross Refinery capacity expansions. Also impacting production levels was scheduled downtime for major maintenance turnarounds at the Navajo Refinery in the first quarter of 2009 and the Woods Cross Refinery in the third quarter of 2008. During the first quarter of 2009, we timed our Navajo Refinery turnaround to coincide with the completion of its 15,000 BPSD capacity expansion, increasing refining capacity to 100,000 BPSD.
Sales and Other Revenues
Sales and other revenues from continuing operations decreased 18% from $5,860.4 million for the year ended December 31, 2008 to $4,834.3 million for the year ended December 31, 2009, due principally to significantly lower refined product sales prices, partially offset by the effects of a 29% increase in volumes of refined products sold. The volume increase was primarily due to volumes attributable to our Tulsa Refinery operations. The average sales price we received per produced barrel sold decreased 32% from $108.83 for the year ended December 31, 2008 to $74.06 for the year ended December 31, 2009. Additionally, direct sales of excess crude oil also decreased in the current year. Sales and other revenues for the years ended December 31, 2009 and 2008, include $45.5 million and $19.3 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold decreased 20% from $5,280.7 million in 2008 to $4,238 million in 2009, due principally to the effects of significantly lower crude oil costs, partially offset by the effects of a 29% increase in volumes of refined products sold. The average price we paid per barrel of crude oil and feedstocks used in production and the transportation costs of moving the finished products to the market place decreased 32% from $97.87 in 2008 to $66.85 in 2009.
Gross Refinery Margins
Gross refining margin per produced barrel decreased 34% from $10.96 in 2008 to $7.21 in 2009, due to a decrease in the average sales price we received per produced barrel sold, partially offset by the effects of a decrease in the average price we paid per produced barrel of crude oil and feedstocks. Gross refining margin does not include the effects of depreciation or amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of prices of refined products sold and costs of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization increased 34% from $265.7 million in 2008 to $356.9 million in 2009, due principally to costs attributable to the operations of our Tulsa Refinery commencing June 1, 2009 and the inclusion of HEP operating expense for a full twelve-month period in 2009 compared to ten months in 2008 due to our reconsolidation of HEP effective March 1, 2008. Additionally, there were certain increased costs at our existing facilities following the recently completed expansions, which were partially offset by lower utility costs. For the years ended December 2009 and 2008, operating expenses included $43.5 million and $33.4 million, respectively, in costs attributable to HEP operations.
General and Administrative Expenses
General and administrative expenses increased 9% from $55.3 million in 2008 to $60.3 million in 2009, due principally to costs associated with the support and integration of our Tulsa Refinery, increased payroll costs and increased professional fees and services. Additionally, general and administrative expenses for 2009 and 2008 include $5.3 million and $3.7 million, respectively, in costs attributable to HEP operations.
Depreciation and Amortization Expenses
Depreciation and amortization increased 57% from $63 million in 2008 to $98.8 million in 2009. The increase was due principally to depreciation and amortization attributable to our Tulsa Refinery and capitalized refinery improvement projects in 2008 and 2009, and the inclusion of HEP depreciation expense for a full twelve-month period during 2009 compared to ten months in 2008. For the year ended December 31, 2009 and 2008, depreciation and amortization expenses included $26.5 million and $18.4 million, respectively, in costs attributable to HEP operations.
Equity in Earnings of SLC Pipeline
HEP has a 25% joint venture interest in the SLC Pipeline that commenced pipeline operations effective March 2009. HEP’s equity in earnings of the SLC the SLC Pipeline was $1.9 million for the year ended December 31, 2009.
Interest Income
Interest income for the year ended December 31, 2009 was $5 million compared to $10.8 million for the year ended December 31, 2008, due principally to a decrease in investments in marketable debt securities.
Interest Expense
Interest expense was $40.3 million for the year ended December 31, 2009 compared to $24 million for the year ended December 31, 2008. The increase was due principally to interest attributable to increased long-term debt, including our 9.875% senior notes due 2017 (the “Holly Senior Notes”), and the inclusion of HEP interest expense for a full twelve-month period during 2009 compared to ten months in 2008. For the year ended December 31, 2009 and 2008, interest expense included $23.8 million and $21.5 million, respectively, in costs attributable to HEP operations. Additionally for the years ended December 31, 2009 and 2008, fair value adjustments attributable to HEP’s interest rate swaps resulted in non-cash interest expense of $.2 million and $2.3 million, respectively.
Acquisition Costs — Tulsa Refineries
During the year ended December 31, 2009, we incurred $3.1 million in acquisition costs related to our June 1, 2009 Tulsa Refinery west facility and our December 1, 2009 Tulsa Refinery east facility acquisitions.
Impairment of Equity Securities
For the year ended December 31, 2008, we recorded an impairment loss of $3.7 million that related to our 1,000,000 shares of Connacher common stock that we received in connection with our sale of the Montana refinery in 2006. This loss represents an other-than-temporary decline in the fair value of these equity securities during 2008.
Gain on Sale of HPI
We sold substantially all of the oil and gas properties of Holly Petroleum, Inc. (“HPI”), a subsidiary that previously conducted a small-scale oil and gas exploration and production program, in 2008 for $6 million, resulting in a gain of $6 million.

Equity in Earnings of HEP
Effective March 1, 2008, we reconsolidated HEP and no longer account for our investment in HEP under the equity method of accounting. Our equity in earnings of HEP for the year ended December 31, 2008 was $3 million representing our pro-rata share of earnings in HEP from January 1 through February 29, 2008.
Income Taxes
Income taxes decreased 88% from $64 million in 2008 to $7.5 million in 2009 due to significantly lower pre-tax earnings in 2009 compared to 2008. Our effective tax rate, before consideration of earnings attributable to noncontrolling interests was 17% compared to 34.1% for the year ended December 31, 2008. Our effective tax rate calculation was affected by how the noncontrolling interest is classified on the income statement. Our actual effective tax rate did not decline.
Discontinued Operations
On December 1, 2009, HEP sold its 70% interest in Rio Grande resulting in a $14.5 million gain. Rio Grande operations generated net earnings of $4.4 million for the year ended December 31, 2009 compared to $2.9 million for the year ended December 31, 2008. This is presented before taking effect of HEP’s noncontrolling interest in the discontinued operations.
Noncontrolling Interest in Net Income
Noncontrolling interest holders’ share in earnings of HEP was $33.7 million for the year ended December 31, 2009 compared to $6.1 million in 2008. This increase was due principally to higher HEP earnings in 2009 compared to 2008 including HEP’s gain on the sale of Rio Grande, our decreased ownership in HEP and the inclusion of HEP consolidated results for a full twelve-month period in 2009 compared to ten months in 2008 due to our reconsolidation of HEP effective March 1, 2008.
Results of Operations — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Summary
Income from continuing operations attributable to Holly Corporation stockholders for the year ended December 31, 2008 was $119.2 million ($2.37 per basic and $2.36 per diluted share), a $214.9 decrease compared to $334.1 million ($6.09 per basic and $5.98 per diluted share) for the year ended December 31, 2007. Income from continuing operations decreased due principally to reduced refined product margins during the first half of 2008. Overall refinery gross margins for the year ended December 31, 2008 were $10.96 per produced barrel compared to $16.74 for the year ended December 31, 2007.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 22% from $4,791.7 million for the year ended December 31, 2007 to $5,860.4 million for the year ended December 31, 2008, due principally to higher refined product sales prices, partially offset by a 5% decrease in volumes of refined products sold. The average sales price we received per produced barrel sold increased 21% from $89.77 for the year ended December 31, 2007 to $108.83 for the year ended December 31, 2008. The decrease in volumes of refined products sold was principally due to the effects of downtime at our refineries during the second quarter of 2008 and a scheduled major maintenance turnaround at our Woods Cross Refinery during the third quarter of 2008. Additionally, sales and other revenues for the year ended December 31, 2008 include $19.3 million in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties due to our reconsolidation of HEP effective March 1, 2008. Sales and other revenues for 2007 include $23 million in sulfur credit sales.
Cost of Products Sold
Cost of products sold increased 32% from $4,003.5 million in 2007 to $5,280.7 million in 2008, due principally to significantly higher crude oil costs in the first half of 2008. The average price we paid per barrel of crude oil and feedstocks used in production and the transportation costs of moving the finished products to the market place increased 34% from $73.03 in 2007 to $97.87 in 2008. This increase was partially offset by the effects of a 5% decrease in year-over-year volumes of refined products sold.

Gross Refinery Margins
Gross refining margin per produced barrel decreased 35% from $16.74 in 2007 to $10.96 in 2008 due to an increase in the average price we paid per produced barrel of crude oil and feedstocks, partially offset by the effects of an increase in the average sales price we received per produced barrel sold. Gross refining margin does not include the effects of depreciation or amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statements of prices of refined products sold and costs of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization increased 27% from $209.3 million in 2007 to $265.7 million in 2008, due principally to the inclusion of $33.4 million in operating costs attributable to HEP as a result of our reconsolidation effective March 1, 2008. Additionally, higher refinery utility and payroll costs along with increased maintenance costs associated with unplanned downtime contributed to this increase.
General and Administrative Expenses
General and administrative expenses decreased 20% from $69.2 million in 2007 to $55.3 million in 2008, due principally to a decrease in equity-based compensation expense which is to some extent affected by our stock price. Additionally, general and administrative expenses for 2008 include $3.7 million in expenses related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Depreciation and Amortization Expenses
Depreciation and amortization increased 45% from $43.5 million in 2007 to $63 million in 2008, due principally to the inclusion of $18.4 million in depreciation and amortization related to HEP operations following our reconsolidation of HEP effective March 1, 2008 and depreciation attributable to capitalized refinery improvement projects in 2008 and 2007.
Equity in Earnings of HEP
Effective March 1, 2008, we reconsolidated HEP and no longer account for our investment in HEP under the equity method of accounting. Our equity in earnings of HEP was $3 million and $19.1 million for the years ended December 31, 2008 and 2007, respectively.
Impairment of Equity Securities
For the year ended December 31, 2008, we recorded an impairment loss of $3.7 million that relates to our 1,000,000 shares of Connacher common stock that we received in connection with our sale of the Montana refinery in 2006. This loss represents an other-than-temporary decline in the fair value of these equity securities during 2008.
Gain on Sale of HPI
We sold substantially all of the oil and gas properties of HPI, a subsidiary that previously conducted a small-scale oil and gas exploration and production program, in 2008 for $6 million, resulting in a gain of $6 million.
Interest Income
Interest income for the year ended December 31, 2008 was $10.8 million compared to $15.1 million for the year ended December 31, 2007, due principally to the effects of a lower interest rate environment combined with a decrease in investments in marketable debt securities.
Interest Expense
Interest expense was $24 million for the year ended December 31, 2008 compared to $1.1 million for the year ended December 31, 2007. The increase in interest expense was due principally to the inclusion of $21.5 million in interest expense related to HEP operations following our reconsolidation of HEP effective March 1, 2008.
Income Taxes
Income taxes decreased 61% from $165.3 million in 2007 to $64 million in 2008 due to lower pre-tax earnings in 2008 compared to 2007. Our effective tax rate, before consideration of earnings attributable to noncontrolling interests was 34.1% compared to 33.1% for the years ended December 31, 2008 and 2007, respectively. We realized a lower effective tax rate during 2007, due principally to a higher utilization of ULSD tax credits in 2007 that were fully utilized in 2008.

Discontinued Operations
Rio Grande operations generated net earnings of $2.9 million for the year ended December 31, 2008.
Noncontrolling Interest in Net Income
Noncontrolling interest holders’ share in earnings of HEP was $6.1 million for the year ended December 31, 2008, representing their pro-rata share of HEP earnings for the period from March 1, 2009 (date of HEP reconsolidation) through December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Holly Credit Agreement
We have a $370 million senior secured credit agreement expiring in March 2013. In April 2009, we entered into a second amended and restated $300 million senior secured revolving credit agreement that amended and restated our previous credit agreement in its entirety with Bank of America, N.A. as administrative agent and one of a syndicate of lenders (the “Holly Credit Agreement”). Additionally, we upsized the credit agreement by $50 million in November 2009 and by an additional $20 million in December 2009 pursuant to the accordion feature. The credit agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at December 31, 2009. At December 31, 2009, we had no outstanding borrowings and letters of credit totaling $56.3 million. At that level of usage, the unused commitment under the Holly Credit Agreement was $313.7 million at December 31, 2009.
Refinery gross margins were substantially reduced in the 2009 fourth quarter, which resulted in a fourth quarter loss. We expect to be in compliance with the Holly Credit Agreement covenant requirements as long as refinery margins show marked improvement over 2009 fourth quarter levels to be more in line with historical norms. If a situation were to arise in which margins stayed depressed for a prolonged period of time, we could potentially need to renegotiate certain covenants in the Credit Agreement.
There are currently a total of fourteen lenders under the Holly Credit Agreement with individual commitments ranging from $15 million to $47.5 million. If any particular lender could not honor its commitment, we believe the unused capacity that would be available from the remaining lenders would be sufficient to meet our borrowing needs. Additionally, we have reviewed publicly available information on our lenders in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the Holly Credit Agreement. We have not experienced, nor do we expect to experience, any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, we believe there would be alternative lenders or options available.
HEP Credit Agreement
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions and working capital and / or other general partnership purposes. At December 31, 2009, HEP had outstanding borrowings totaling $206 million under the HEP Credit Agreement, with unused borrowing capacity of $94 million. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets. HEP assets that are included in our Consolidated Balance Sheets at December 31, 2009 consist of $2.5 million in cash and cash equivalents, $6.9 million in trade accounts receivable and other current assets, $458.5 million in properties, plants and equipment, net and $125.2 million in intangible and other assets. Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C. and Woods Cross Refining Company, L.L.C., three of our subsidiaries, have agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement.
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

Holly Senior Notes
In June 2009, we issued $200 million in aggregate principal amount of Holly Senior Notes. A portion of the $188 million in net proceeds received was used for post-closing payments for inventories of crude oil and refined products acquired from Sunoco following the closing of the Tulsa Refinery west facility purchase on June 1, 2009. In October 2009, we issued an additional $100 million aggregate principal amount as an add-on offering to the Holly Senior Notes that was used to fund the cash portion of our acquisition of Sinclair’s 75,000 BPSD refinery also located in Tulsa, Oklahoma.
The $300 million aggregate principal amount of Holly Senior Notes mature on June 15, 2017 and bear interest at 9.875%. The Holly Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the Holly Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Holly Senior Notes.
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
Holly Financing Obligation
On October 20, 2009, we sold approximately 400,000 barrels of crude oil tankage at our Tulsa Refinery west facility as well as certain crude oil pipeline receiving facilities to Plains for $40 million in cash. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits with Plains for crude oil purchased by them and delivered to our Tulsa Refinery west facility for storage. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing obligation. As a result, we retained our assets on our books and established a liability representing the $40 million in proceeds received. Lease payments under the agreement are applied as a reduction to principal with the remaining portion as interest expense.
HEP Equity Offerings
In November 2009, HEP closed on a public offering of 2,185,000 of its common units including 285,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Aggregate net proceeds of $74.9 million were used to fund the cash portion of HEP’s December 1, 2009 asset acquisitions, to repay outstanding borrowings under the HEP Credit Agreement and for general partnership purposes.
Additionally in May 2009, HEP closed a public offering of 2,192,400 of its common units including 192,400 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds of $58.4 million were used to repay outstanding borrowings under the HEP Credit Agreement and for general partnership purposes.

We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities will provide sufficient resources to fund currently planned capital projects and our planned integration of the Tulsa Refinery facilities, and our liquidity needs for the foreseeable future. In addition, components of our growth strategy may include construction of new refinery processing units and the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. Our ability to acquire complementary assets will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control.
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of December 31, 2009, we had cash and cash equivalents of $124.6 million and short-term investments in marketable securities of $1.2 million.
Cash and cash equivalents increased by $83.8 million during 2009. Net cash provided by operating activities and financing activities of $211.5 million and $406.8 million, respectively, exceeded cash used for investing activities of $534.6 million. Working capital increased by $189.4 million during 2009.
Cash Flows — Operating Activities
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net cash flows provided by operating activities were $211.5 million for the year ended December 31, 2009 compared to $155.5 million for the year ended December 31, 2008, an increase of $56 million. Net income for 2009 was $53.3 million, a decrease of $73.3 million from $126.6 million for 2008. Non-cash adjustments consisting of depreciation and amortization, interest rate swap adjustments, deferred income taxes, equity-based compensation, gain on the sale of assets and impairment of equity securities resulted in an increase to operating cash flows of $130.4 million for the year ended December 31, 2009 compared to $104.2 million for the year ended December 31, 2008. Additionally, SLC Pipeline earnings in excess of distributions decreased operating cash flows by $0.4 million in 2009 while distributions in excess of equity in earnings of HEP increased 2008 operating cash flows by $3.1 million. Changes in working capital items increased cash flows by $44 million in 2009 compared to a decrease of $37 million in 2008. For the year ended December 31, 2009, inventories decreased by $17.9 million compared to an increase of $15 million for 2008. Also for 2009, accounts receivable increased by $474.2 million compared to a decrease of $332 million for 2008 and accounts payable increased by $583.6 million compared to a decrease of $393.2 million for 2008. Additionally, for 2009, turnaround expenditures were $33.5 million compared to $34.8 million for 2008.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net cash flows provided by operating activities were $155.5 million for the year ended December 31, 2008 compared to $422.7 million for the year ended December 31, 2007, a decrease of $267.2 million. Net income for 2008 was $126.6 million, a decrease of $207.5 million from $334.1 million for 2007. Additionally, the non-cash items of depreciation and amortization, deferred taxes, equity-based compensation, gain on the sale of HPI and non-cash interest resulting from changes in the fair value of two of HEP’s interest rate swaps, resulted in an increase to operating cash flows of $104.2 million for the year ended December 31, 2008 compared to $76.5 million for the year ended December 31, 2007. Distributions in excess of equity in earnings of HEP decreased to $3.1 million for the year ended December 31, 2008 compared to $3.7 million for the year ended December 31, 2007. Changes in working capital items decreased cash flows by $37 million in 2008 compared to an increase of $15 million in 2007. For the year ended December 31, 2008, inventories decreased by $15 million compared to an increase of $11 million for 2007. Also for 2008, accounts receivable decreased by $332 million compared to an increase of $216.3 million for 2007 and accounts payable decreased by $393.2 million compared to an increase of $264.2 million for 2007. Additionally, for 2008, turnaround expenditures were $34.8 million compared to $2.7 million for 2007.

Cash Flows — Investing Activities and Planned Capital Expenditures
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net cash flows used for investing activities were $534.6 million for 2009 compared to $57.8 million for 2008, an increase of $476.8 million. Cash expenditures for property, plant and equipment for 2009 totaled $302.6 million compared to $418.1 million for 2008. These include HEP capital expenditures of $33 million and $34.3 million for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, we paid cash consideration of $267.1 million in connection with our Tulsa Refinery west and east facility acquisitions. Additionally, HEP paid cash consideration of $25.7 million upon its acquisition of logistics and storage assets from Sinclair and made a $25.5 million joint venture contribution to the SLC Pipeline. In December 2009, HEP sold its 70% interest in Rio Grande for $35 million. The cash proceeds received are presented net of Rio Grande’s December 1, 2009 cash balance of $3.1 million. Also in 2009, we invested $175.9 million in marketable securities and received proceeds of $230.3 million from sales and maturities of marketable securities. For the year ended December 31, 2008, we invested $769.1 million in marketable securities and received proceeds of $945.5 million from sales and maturities of marketable securities. Additionally, we received $171 million in proceeds from our sale of the Crude Pipelines and Tankage Assets to HEP on February 29, 2008 and have presented HEP’s March 1, 2008 cash balance of $7.3 million as an inflow as a result of our reconsolidation of HEP effective March 1, 2008.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net cash flows used for investing activities were $57.8 million for 2008 compared to $293.1 million for 2007, a decrease of $235.3 million. Cash expenditures for property, plant and equipment for 2008 totaled $418.1 million compared to $161.3 million for 2007. Capital expenditures for the year ended December 31, 2008 include $34.3 million attributable to HEP. Also in 2008, we invested $769.1 million in marketable securities and received proceeds of $945.5 million from sales and maturities of marketable securities. Additionally for the year ended December 31, 2008, we received $171 million in proceeds from our sale of the Crude Pipelines and Tankage Assets to HEP on February 29, 2008. We are also presenting HEP’s March 1, 2008 cash balance of $7.3 million as an inflow as a result of our reconsolidation of HEP effective March 1, 2008. For the year ended December 31, 2007, we invested $641.1 million in marketable securities and received proceeds of $509.3 million from sales and maturities of marketable securities.
Planned Capital Expenditures
Holly Corporation
Each year our Board of Directors approves in our annual capital budget projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total approved capital budget for 2010 is $159.6 million. Additionally, capital costs of $38.8 million have been approved for refinery turnarounds and tank work. We expect to spend approximately $200 million in capital costs in 2010, including capital projects approved in prior years. Our capital spending for 2010 is comprised of $58.5 million for projects at the Navajo Refinery, $12.6 million for projects at the Woods Cross Refinery, $63.2 for projects at the Tulsa Refinery, $60 million for our portion of the UNEV pipeline project, $2.1 million for asphalt plant projects and $3.6 million for marketing-related and miscellaneous projects. The following summarizes our key capital projects.

We are proceeding with the integration project of our Tulsa Refinery west and east facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD. The integration project involves the installation of interconnect pipelines that will permit us to transfer various intermediate streams between the two facilities. We have also signed a 10-year agreement with a third party for the use of an additional line for the transfer of gasoline blend stocks which is currently in service. These interconnect lines will allow us to eliminate the sale of gas oil at a discount to WTI under our 5-year gas oil off take agreement with a third party, optimize gasoline blending, increase our utilization of better process technology, and reduce operating costs. Also, as part of the integration, we are planning to expand the diesel hydrotreater unit at the east facility to permit the processing of all high sulfur diesel produced to ULSD, eliminating the need to construct a new diesel hydrotreater at our west facility as previously planned. This expansion is expected to cost approximately $20 million and will use the reactor that we acquired as part of the Tulsa Refinery west facility acquisition. We are currently planning to complete the integration projects by the end of the 2010.
The combined Tulsa Refinery facilities also will be required to comply with MSAT2 regulations in order to meet new benzene reduction requirements for gasoline. We have elected to largely use existing equipment at the Tulsa Refinery east facility to split reformate from reformers at both west and east facilities and install a new benzene saturation unit to achieve the required benzene reduction at an estimated cost of approximately $15 million. Our Tulsa Refinery is required to meet MSAT2 1.3% benzene levels in gasoline beginning in July 2012 and we expect complete this project well before then. We will be required to buy credits until this project is complete, as required by law, beginning in 2011.
Our consent decree with the EPA requires recovery of sulfur from the refinery fuel gas system at the Tulsa Refinery west facility by the end of 2013. We estimate our investment to comply with the requirements will be approximately $20 million. The consent decree also requires shutdown, replacement, or installation of low NOx burners in three low pressure boilers by the end of 2013. We are still evaluating the best solution to this issue.
We believe that the synergy of the Tulsa Refinery west and east facilities operated as a single integrated facility will result in savings of approximately $110 million of expected capital expenditures related to ULSD compliance. Also as a result of the integrated facility, we expect to be able to reduce capital expenditures for the forthcoming benzene in gasoline requirements from approximately $30 million for the Tulsa Refinery west facility alone to approximately $15 million for the integrated complex. Even if we are able to realize the operating synergies of the integrated facility, our Tulsa Refinery will still require sulfur recovery investment, but we estimate combining the two refineries will reduce our net near-term capital expenditure requirements by approximately $125 million, excluding the cost to construct the pipelines that will integrate the west and east facilities.
Phase I of our Navajo Refinery major capital projects was mechanically completed in March 2009 increasing refinery capacity to 100,000 BPSD effective April 1, 2009. Phase I required the installation of a new 15,000 BPSD mild hydrocracker, 28 MMSCFSD hydrogen plant and the expansion of our Lovington crude and vacuum units at a cost of approximately $190 million.
We are nearing completion of phase II of the major capital projects at the Navajo Refinery. These improvements will provide the capability to process up to 40,000 BPSD of heavy type crudes. Phase II involves the installation of a new 18,000 BPSD solvent deasphalter and the revamp of our Artesia crude and vacuum units. The solvent deasphalter unit was complete in the fourth quarter of 2009 and is in operation. The crude / vacuum unit revamp is expected to be to be completed in the first quarter of 2010. We expect the phase II project to cost approximately $100 million.
We are also proceeding with a project to add asphalt tankage at the Navajo Refinery and at the Holly Asphalt facility in Artesia, New Mexico to enhance asphalt economics by storing asphalt during the winter months when asphalt prices are generally lower. These asphalt tank additions and an approved upgrade of our rail loading facilities at the Artesia refinery are estimated to cost $21 million and are expected to be completed about the same time as the phase II projects.
The Navajo Refinery currently plans to comply with the new MSAT2 regulations by the fractionation of raw naphtha with existing equipment to achieve benzene in gasoline levels below 1.3%. The Navajo Refinery will purchase credits from the Woods Cross and Tulsa Refineries in order reduce benzene down to the required 0.62%. Due to our acquisition of the Tulsa Refinery facilities from Sunoco and Sinclair, our Navajo Refinery has until the end of 2012 to comply with the MSAT2 regulation because we have lost our small refiner’s exemption and as a large refiner we have 30 months to comply.

At the Woods Cross Refinery, we increased the refinery’s capacity from 26,000 BPSD to 31,000 BPSD while increasing its ability to process lower cost crude. The project involved installing a new 15,000 BPSD mild hydrocracker, sulfur recovery facilities, black wax desalting equipment and black wax unloading systems. The total cost of this project was approximately $122 million. The projects were mechanically complete in the fourth quarter of 2008.
Our Woods Cross refinery is required to install a wet gas scrubber on its FCC unit by the end of 2012. We estimate the total cost to be $12 million. The MSAT2 solution for Woods Cross involves installing a new reformate splitter and a benzene saturation unit at an estimated cost of $18 million. Like our Navajo Refinery, our Woods Cross Refinery has until the end of 2012 to comply with the MSAT2 regulations.
Under a definitive agreement with Sinclair, we are jointly building the UNEV Pipeline, a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline with Sinclair, our joint venture partner, owning the remaining 25% interest. The initial capacity of the pipeline will be 62,000 BPD, with the capacity for further expansion to 120,000 BPD. The total cost of the pipeline is expected to be $275 million, with our share of the cost totaling $206 million.
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
We currently anticipate that all regulatory approvals required to commence the construction of the UNEV Pipeline will be received by the end of the second quarter of 2010. Once such approvals are received, construction of the pipeline will take approximately nine months. Under this schedule, the pipeline would become operational during the first quarter of 2011.
In August 2005, the Energy Policy Act of 2005 (“2005 Act”) was signed into law. Among other things, the 2005 Act created tax incentives for refiners by providing for an immediate deduction of 50% of certain refinery capacity expansion costs when the expansion assets are placed in service. We believe that our 2009 Navajo Refinery capacity expansion project will qualify for this deduction.
Regulatory compliance items, such as the ULSD and LSG requirements mentioned above, or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements.
HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in their current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2010 HEP capital budget is comprised of $4.8 million for maintenance capital expenditures and $6 million for expansion capital expenditures.

Cash Flows — Financing Activities
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net cash flows provided by financing activities were $406.8 million for 2009 compared to net cash flows used for financing activities of $151.3 million for 2008, an increase of $558.1 million. During 2009, we received $287.9 million in net proceeds upon the issuance of the Holly Senior Notes, received and repaid $94 million in advances under the Holly Credit Agreement, received $40 million under a financing transaction with Plains, paid $30.1 million in dividends, purchased $1.2 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, received a $15.2 million contribution from our UNEV Pipeline joint venture partner and recognized $1.2 million in excess taxes on our equity based compensation. Also during this period, HEP received proceeds of $133 million upon the issuance of additional common units, received $239 million and repaid $233 million in advances under the HEP Credit Agreement and paid distributions of $33.2 million to noncontrolling interest holders. Additionally, we paid $8.8 million in deferred financing costs during the year ended December 31, 2009 that relate to the Holly Senior Notes issued in June 2009. For the period from March 1, 2008 through December 31, 2008, HEP had net short-term borrowings of $29 million under the HEP Credit Agreement and purchased $0.8 million in HEP common units in the open market for restricted unit grants. Additionally in 2008, we paid an aggregate of $0.9 million in deferred financing costs related to the amendment and restatement of the Holly Credit Agreement and the HEP Credit Agreement. Under our common stock repurchase program, we purchased treasury stock of $151.1 million in 2008. We also paid $29.1 million in dividends, received a $17 million contribution from our UNEV Pipeline joint venture partner, received $1 million for common stock issued upon exercise of stock options and recognized $5.7 million in excess tax benefits on our equity based compensation during 2008. Also during this period, HEP paid $22.1 million in distributions to its noncontrolling interest holders.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net cash flows used for financing activities were $151.3 million for 2008 compared to $189.4 million for 2007, a decrease of $38.1 million. For the period from March 1, 2008 through December 31, 2008, HEP had net short-term borrowings of $29 million under the HEP Credit Agreement and purchased $0.8 million in HEP common units in the open market for restricted unit grants. Additionally in 2008, we paid an aggregate of $0.9 million in deferred financing costs related to the amendment and restatement of the Holly Credit Agreement and the HEP Credit Agreement. Under our common stock repurchase program, we purchased treasury stock of $151.1 million in 2008. We also paid $29.1 million in dividends, received a $17 million contribution from our UNEV Pipeline joint venture partner, received $1 million for common stock issued upon exercise of stock options and recognized $5.7 million in excess tax benefits on our equity based compensation during 2008. Also during this period, HEP paid $22.1 million in distributions to its noncontrolling interest holders. During 2007, we purchased treasury stock of $207.2 million under our stock repurchase program, paid $23.2 million in dividends, received $2.3 million for common stock issued upon exercise of stock options and recognized $30.4 million in excess tax benefits on our equity based compensation. During 2007, we also received an $8.3 million contribution from our UNEV Pipeline joint venture partner.

Contractual Obligations and Commitments
The following table presents our long-term contractual obligations as of December 31, 2009 in total and by period due beginning in 2010. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” Also, the table below does not reflect renewal options on our operating leases that are likely to be exercised.

		Payments Due by Period
		Less than			Over
Contractual Obligations and Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Holly Corporation(1)(2)
Long-term debt — principal(3)	$339,809	$1,029	$2,469	$3,143	$333,168
Long-term debt — interest(4)	267,398	34,397	68,381	67,707	96,913
Operating leases	40,116	10,448	14,130	6,827	8,711
Hydrogen supply agreement(5)	82,866	6,138	12,276	12,276	52,176
Other service agreements(6)	131,293	12,672	25,121	25,121	68,379

	861,482	64,684	122,377	115,074	559,347

Holly Energy Partners
Long-term debt — principal(7)	391,000	—	206,000	—	185,000
Long-term debt — interest(8)	71,415	15,643	26,866	23,125	5,781
Pipeline operating and right of way leases	47,646	6,264	12,516	12,451	16,415
Other agreements	7,626	837	1,149	960	4,680

	517,687	22,744	246,531	36,536	211,876

Total	$1,379,169	$87,428	$368,908	$151,610	$771,223

(1)
Amounts shown do not include obligations under a 10-year crude oil transportation agreement. Our obligations under the agreement are subject to certain conditions including completion of construction projects by the transportation company. We expect the shipping commitment to begin in the first quarter of 2011 upon the expected completion date of the projects.

(2)
We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $2 million as of December 31, 2009 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 13 to the Consolidated Financial Statements.

(3)	Our long-term debt consists of the $300 million principal balance on the Holly Senior Notes and a long-term financing obligation having principal balance of $39.8 million at December 31, 2009.

(4)	Interest payments consist of interest on the 9.875% Holly Senior Notes and on our long-term financing obligation.

(5)
We have entered into a long-term supply agreement to secure a hydrogen supply source for our Woods Cross hydrotreater unit. The contract commits us to purchase a minimum of 5 million standard cubic feet of hydrogen per day at market prices through 2023. The contract also requires the payment of a base facility charge for use of the supplier’s facility over the supply term. We have estimated the future payments in the table above using current market rates. Therefore, actual amounts expended for this obligation in the future could vary significantly from the amounts presented above.

(6)
Includes: $131.2 million for transportation of natural gas and feedstocks to our refineries under contracts expiring between 2016 and 2024; and various service contracts with expiration dates through 2011.

(7)	HEP’s long-term debt consists of the $185 million principal balance on the HEP Senior Notes and $206 million of outstanding principal under the HEP Credit Agreement.

(8)
Interest payments consist of interest on the 6.25% HEP Senior Notes and interest on long-term debt under the HEP Credit Agreement. Interest under the credit agreement debt is based on an effective interest rate of 1.98% at December 31, 2009.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows. For additional information, see Note 1 to the Consolidated Financial Statements “Description of Business and Summary of Significant Accounting Policies.”
Inventory Valuation
Our crude oil and refined product inventories are stated at the lower of cost or market. Cost is determined using the LIFO inventory valuation methodology and market is determined using current estimated selling prices. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years when inventory volumes decline and result in charging cost of sales with LIFO inventory costs generated in prior periods. As of December 31, 2009, many of our LIFO inventory layers were valued at historical costs that were established in years when price levels were generally lower; therefore, our results of operation are less sensitive to current market price reductions. As of December 31, 2009, the excess of current cost over the LIFO inventory value of our crude oil and refined product inventories was $207 million. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.
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
Long-lived Assets
We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair values of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2009, 2008 and 2007.
Variable Interest Entity
HEP is a VIE which under GAAP is defined as a legal entity whose equity owners do not have sufficient equity at risk or a controlling interest in the entity, or have voting rights that are not proportionate to their economic interest. Under GAAP, HEP’s acquisition of the Crude Pipelines and Tankage Assets in 2008 qualified as a reconsideration event whereby we reassessed our beneficial interest in HEP and determined that HEP continued to qualify as a VIE, and furthermore, determined that our beneficial interest in HEP exceeded 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting. As a result, our consolidated financial statements include the results of HEP.

Additionally, HEP’s 2009 asset acquisitions and the HEP May and November 2009 equity offerings qualified as reconsideration events. Following each of these transactions, we reassessed our beneficial interest in HEP and determined that HEP continued to qualify as a VIE and that our beneficial interest exceeds 50%.
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
New Accounting Pronouncements
In June 2009, new accounting standards were issued that replace the previous quantitative-based risk and rewards calculation provided under GAAP with a qualitative approach in determining whether an entity is the primary beneficiary of a VIE. Additionally, these standards require an entity to assess on an ongoing basis whether it is the primary beneficiary of a VIE and enhances disclosure requirements with respect to an entity’s involvement in a VIE. These standards are effective January 1, 2010 and will not have a material impact on our financial condition, results of operations and cash flows.
RISK MANAGEMENT
We use certain strategies to reduce some commodity price and operational risks. We do not attempt to eliminate all market risk exposures when we believe that the exposure relating to such risk would not be significant to our future earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit.
HEP uses interest rate swaps (derivative instruments) to manage its exposure to interest rate risk. As of December 31, 2009, HEP has three interest rate swap contracts.
HEP has an interest rate swap to hedge its exposure to the cash flow risk caused by the effects of London Interbank Borrowed Rate (“LIBOR”) changes on the $171 million HEP Credit Agreement advance that was used to finance HEP’s purchase of the Crude Pipelines and Tankage Assets from us. This interest rate swap effectively converts the $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of December 31, 2009. This swap contract matures in February 2013.
HEP designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that this interest rate swap is effective in offsetting the variability in interest payments on the $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the swap against the expected future interest payments on the $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of December 31, 2009, HEP had no ineffectiveness on its cash flow hedge.
HEP also has an interest rate swap contract that effectively converts interest expense associated with $60 million of the HEP Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). Under this swap contract, interest on the $60 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 1.41% as of December 31, 2009. The maturity date of this swap contract is March 1, 2015, matching the maturity of the HEP Senior Notes.

In October 2008, HEP entered into an additional interest rate swap contract, effective December 1, 2008, that effectively unwinds the effects of the Variable Rate Swap discussed above, converting $60 million of its hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”). Under the Fixed Rate Swap, interest on a notional amount of $60 million is computed at a fixed rate of 3.59% versus three-month LIBOR which when added to the 1.1575% spread on the Variable Rate Swap results in an effective fixed interest rate of 4.75%. The maturity date of this swap contract is December 1, 2013.
Prior to the execution of HEP’s Fixed Rate Swap, the Variable Rate Swap was designated as a fair value hedge of $60 million in outstanding principal under the HEP Senior Notes. HEP dedesignated this hedge in October 2008. At that time, the carrying balance of the HEP Senior Notes included a $2.2 million premium due to the application of hedge accounting until the dedesignation date. This premium is being amortized as a reduction to interest expense over the remaining term of the Variable Rate Swap.
HEP’s interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in the consolidated balance sheets with the offsetting fair value adjustment to interest expense. For the years ended December 31, 2009 and 2008, HEP recognized an increase of $0.2 million and $2.3 million, respectively, in interest expense as a result of fair value adjustments to its interest rate swaps.
HEP records interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.
Additional information on HEP’s interest rate swaps as of December 31, 2009 is as follows:

	Balance Sheet		Location of Offsetting
Interest Rate Swaps	Location	Fair Value	Balance	Offsetting Amount
		(In thousands)
Asset
Fixed-to-variable interest rate swap —	Other assets	$2,294	Long-term debt — HEP	$(1,791	)(1)
$60 million of 6.25% HEP Senior Notes			Equity	(1,942	)(2)
			Interest expense	1,439	(3)

		$2,294		$(2,294)

Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$(9,141)	Accumulated other comprehensive loss	$9,141

Variable-to-fixed interest rate swap —	Other long-term liabilities		Equity	4,166	(2)
$60 million		(2,555)	Interest expense	(1,611)

		$(11,696)		$11,696

(1)	Represents unamortized balance of dedesignated hedge premium.

(2)	Represents prior year charges to interest expense.

(3)	Net of amortization of premium attributable to dedesignated hedge.
On January 29, 2010, HEP received notice from the counterparty that it is exercising its option to cancel the Variable Rate Swap on March 1, 2010, pursuant to the terms of the swap contract. HEP will receive a cancellation premium of $1.9 million.
HEP reviews publicly available information on its counterparties in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the interest rate swap contracts. These counterparties consist of large financial institutions. HEP has not experienced, nor does it expect to experience, any difficulty in the counterparties honoring their respective commitments.
The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.

At December 31, 2009, outstanding principal under the Holly and HEP Senior Notes were $300 million and $185 million, respectively. By means of HEP’s interest rate swap contracts, HEP has effectively converted the 6.25% fixed rate on $60 million of the HEP Senior Notes to a fixed rate of 4.75%. For the fixed rate Holly and HEP Senior Notes, changes in interest rates would generally affect fair value of the debt, but not our earnings or cash flows. At December 31, 2009, the estimated fair value of the Holly Senior Notes and the HEP Senior Notes were $318 million and $177.6 million, respectively. We estimate that a hypothetical 10% change in the yield-to-maturity rates applicable to the senior notes would result in an approximate fair value change of $9.9 million to the Holly Senior Notes and a $5.5 million change to the HEP Senior Notes.
For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2009, borrowings outstanding under the HEP Credit Agreement were $206 million. By means of its cash flow hedge, HEP has effectively converted the variable rate on $171 million of outstanding principal to a fixed rate of 5.49%. For the unhedged $35 million portion, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.
At December 31, 2009, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements, with the exception of EBITDA from discontinued operations. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.
Set forth below is our calculation of EBITDA from continuing operations.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Income from continuing operations	$36,343	$123,718	$334,128
Subtract noncontrolling interest in income from continuing operations	(21,134)	(4,512)	—
Add income tax provision	7,460	64,028	165,316
Add interest expense	40,346	23,955	1,086
Subtract interest income	(5,045)	(10,797)	(15,089)
Add depreciation and amortization	98,751	62,995	43,456

EBITDA from continuing operations	$156,721	$259,387	$528,897

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

Refinery Gross Margin
Refinery gross margin per barrel is the difference between average net sales price and average cost of products per barrel of produced refined products. Refinery gross margin for each of our refineries and for our three refineries on a consolidated basis is calculated as shown below.

	Years Ended December 31,
	2009	2008	2007
Average per produced barrel:

Navajo Refinery
Net sales	$73.15	$108.52	$89.68
Less cost of products	65.95	98.97	74.10

Refinery gross margin	$7.20	$9.55	$15.58

Woods Cross Refinery
Net sales	$70.25	$110.07	$90.09
Less cost of products	58.98	93.47	69.40

Refinery gross margin	$11.27	$16.60	$20.69

Tulsa Refinery
Net sales	$78.89	$—	$—
Less cost of products	74.56	—	—

Refinery gross margin	$4.33	$—	$—

Consolidated
Net sales	$74.06	$108.83	$89.77
Less cost of products	66.85	97.87	73.03

Refinery gross margin	$7.21	$10.96	$16.74

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for our three refineries on a consolidated basis is calculated as shown below.

	Years Ended December 31,
	2009	2008	2007
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$7.20	$9.55	$15.58
Less refinery operating expenses	4.81	4.58	4.30

Net operating margin	$2.39	$4.97	$11.28

Woods Cross Refinery
Refinery gross margin	$11.27	$16.60	$20.69
Less refinery operating expenses	6.60	7.42	4.86

Net operating margin	$4.67	$9.18	$15.83

Tulsa Refinery
Refinery gross margin	$4.33	$—	$—
Less refinery operating expenses	5.25	—	—

Net operating margin	$(0.92)	$—	$—

Consolidated
Refinery gross margin	$7.21	$10.96	$16.74
Less refinery operating expenses	5.24	5.14	4.43

Net operating margin	$1.97	$5.82	$12.31

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average sales price per produced barrel sold	$73.15	$108.52	$89.68
Times sales of produced refined products sold (BPD)	87,140	89,580	88,920
Times number of days in period	365	366	365

Refined product sales from produced products sold	$2,326,616	$3,557,967	$2,910,636

Woods Cross Refinery
Average sales price per produced barrel sold	$70.25	$110.07	$90.09
Times sales of produced refined products sold (BPD)	26,870	22,370	26,130
Times number of days in period	365	366	365

Refined product sales from produced products sold	$688,980	$901,189	$859,229

Tulsa Refinery
Average sales price per produced barrel sold	$78.89	$—	$—
Times sales of produced refined products sold (BPD)	37,570	—	—
Times number of days in period	365	—	—

Refined product sales from produced products sold	$1,081,823	$—	$—

Sum of refined product sales from produced products sold from our three refineries (4)	$4,097,419	$4,459,156	$3,769,865
Add refined product sales from purchased products and rounding (1)	106,969	384,073	383,396

Total refined products sales	4,204,388	4,843,229	4,153,261
Add direct sales of excess crude oil(2)	453,958	860,642	491,150
Add other refining segment revenue (3)	128,591	133,578	145,753

Total refining segment revenue	4,786,937	5,837,449	4,790,164
Add HEP segment sales and other revenues	146,561	94,439	—
Add corporate and other revenues	2,248	2,641	1,578
Subtract consolidations and eliminations	(101,478)	(74,172)	—

Sales and other revenues	$4,834,268	$5,860,357	$4,791,742

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

(3)	Other refining segment revenue includes revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per barrel amounts)

Average sales price per produced barrel sold	$74.06	$108.83	$89.77
Times sales of produced refined products sold (BPD)	151,580	111,950	115,050
Times number of days in period	365	366	365

Refined product sales from produced products sold	$4,097,419	$4,459,156	$3,769,865

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average cost of products per produced barrel sold	$65.95	$98.97	$74.10
Times sales of produced refined products sold (BPD)	87,140	89,580	88,920
Times number of days in period	365	366	365

Cost of products for produced products sold	$2,097,612	$3,244,858	$2,404,975

Woods Cross Refinery
Average cost of products per produced barrel sold	$58.98	$93.47	$69.40
Times sales of produced refined products sold (BPD)	26,870	22,370	26,130
Times number of days in period	365	366	365

Cost of products for produced products sold	$578,449	$765,278	$661,899

Tulsa Refinery
Average cost of products per produced barrel sold	$74.56	$—	$—
Times sales of produced refined products sold (BPD)	37,570	—	—
Times number of days in period	365	—	—

Cost of products for produced products sold	$1,022,445	$—	$—

Sum of cost of products for produced products sold from our three refineries (4)	$3,698,506	$4,010,136	$3,066,874
Add refined product costs from purchased products sold and rounding (1)	114,650	389,944	374,432

Total refined cost of products sold	3,813,156	4,400,080	3,441,306
Add crude oil cost of direct sales of excess crude oil(2)	449,488	853,360	492,222
Add other refining segment cost of products sold (3)	75,229	101,144	69,960

Total refining segment cost of products sold	4,337,873	5,354,584	4,003,488
Subtract consolidations and eliminations	(99,865)	(73,885)	—

Cost of products sold (exclusive of depreciation and amortization)	$4,238,008	$5,280,699	$4,003,488

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

(3)	Other refining segment cost of products sold includes the cost of products for Holly Asphalt and costs attributable to feedstock and sulfur credit sales.

(4)	The above calculations of cost of products for produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per barrel amounts)

Average cost of products per produced barrel sold	$66.85	$97.87	$73.03
Times sales of produced refined products sold (BPD)	151,580	111,950	115,050
Times number of days in period	365	366	365

Cost of products for produced products sold	$3,698,506	$4,010,136	$3,066,874

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.81	$4.58	$4.30
Times sales of produced refined products sold (BPD)	87,140	89,580	88,920
Times number of days in period	365	366	365

Refinery operating expenses for produced products sold	$152,987	$150,161	$139,560

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$6.60	$7.42	$4.86
Times sales of produced refined products sold (BPD)	26,870	22,370	26,130
Times number of days in period	365	366	365

Refinery operating expenses for produced products sold	$64,730	$60,751	$46,352

Tulsa Refinery
Average refinery operating expenses per produced barrel sold	$5.25	$—	$—
Times sales of produced refined products sold (BPD)	37,570	—	—
Times number of days in period	365	—	—

Refinery operating expenses for produced products sold	$71,994	$—	$—

Sum of refinery operating expenses per produced products sold from our three refineries (2)	$289,711	$210,912	$185,912
Add other refining segment operating expenses and rounding (1)	23,609	21,599	23,357

Total refining segment operating expenses	313,320	232,511	209,269
Add HEP segment operating expenses	44,003	33,353	—
Add corporate and other costs	(468)	(159)	12

Operating expenses (exclusive of depreciation and amortization)	$356,855	$265,705	$209,281

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of Holly Asphalt.

(2)
The above calculations of refinery operating expenses per produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per barrel amounts)

Average refinery operating expenses per produced barrel sold	$5.24	$5.14	$4.43
Times sales of produced refined products sold (BPD)	151,580	111,950	115,050
Times number of days in period	365	366	365

Refinery operating expenses for produced products sold	$289,711	$210,912	$185,912

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Net operating margin per barrel	$2.39	$4.97	$11.28
Add average refinery operating expenses per produced barrel	4.81	4.58	4.30

Refinery gross margin per barrel	7.20	9.55	15.58
Add average cost of products per produced barrel sold	65.95	98.97	74.10

Average sales price per produced barrel sold	$73.15	$108.52	$89.68
Times sales of produced refined products sold (BPD)	87,140	89,580	88,920
Times number of days in period	365	366	365

Refined product sales from produced products sold	$2,326,616	$3,557,967	$2,910,636

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per barrel amounts)
Woods Cross Refinery
Net operating margin per barrel	$4.67	$9.18	$15.83
Add average refinery operating expenses per produced barrel	6.60	7.42	4.86

Refinery gross margin per barrel	11.27	16.60	20.69
Add average cost of products per produced barrel sold	58.98	93.47	69.40

Average sales price per produced barrel sold	$70.25	$110.07	$90.09
Times sales of produced refined products sold (BPD)	26,870	22,370	26,130
Times number of days in period	365	366	365

Refined product sales from produced products sold	$688,980	$901,189	$859,229

Tulsa Refinery
Net operating margin per barrel	$(0.92)	$—	$—
Add average refinery operating expenses per produced barrel	5.25	—	—

Refinery gross margin per barrel	4.33	—	—
Add average cost of products per produced barrel sold	74.56	—	—

Average sales price per produced barrel sold	$78.89	$—	$—
Times sales of produced refined products sold (BPD)	37,570	—	—
Times number of days in period	365	—	—

Refined product sales from produced products sold	$1,081,823	$—	$—

Sum of refined product sales from produced products sold from our three refineries (4)	$4,097,419	$4,459,156	$3,769,865
Add refined product sales from purchased products and rounding (1)	106,969	384,073	383,396

Total refined product sales	4,204,388	4,843,229	4,153,261
Add direct sales of excess crude oil(2)	453,958	860,642	491,150
Add other refining segment revenue (3)	128,591	133,578	145,753

Total refining segment revenue	4,786,937	5,837,449	4,790,164
Add HEP segment sales and other revenues	146,561	94,439	—
Add corporate and other revenues	2,248	2,641	1,578
Subtract consolidations and eliminations	(101,478)	(74,172)	—

Sales and other revenues	$4,834,268	$5,860,357	$4,791,742

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

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

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per barrel amounts)

Net operating margin per barrel	$1.97	$5.82	$12.31
Add average refinery operating expenses per produced barrel	5.24	5.14	4.43

Refinery gross margin per barrel	7.21	10.96	16.74
Add average cost of products per produced barrel sold	66.85	97.87	73.03

Average sales price per produced barrel sold	$74.06	$108.83	$89.77
Times sales of produced refined products sold (BPD)	151,580	111,950	115,050
Times number of days in period	365	366	365

Refined product sales from produced products sold	$4,097,419	$4,459,156	$3,769,865

Item 8.	Financial Statements and Supplementary Data
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2009 using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.
The Company acquired two refinery facilities located in Tulsa, Oklahoma during 2009, one from an affiliate of Sunoco, Inc. on June 1, 2009 and another from an affiliate of Sinclair Oil Company on December 1, 2009. Management has excluded the operations of these facilities from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. These facilities represent 23%, 2% and 22% of our total assets, net assets and revenues, respectively, as of December 31, 2009. We plan to fully integrate the operations of these facilities into our assessment of the effectiveness of internal control over financial reporting in 2010.
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. That report appears on page 72.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Holly Corporation
We have audited Holly Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Holly Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying, Management’s Report on its Assessment of the Company’s Internal Control Over Financial Reporting, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the two refinery facilities located in Tulsa, Oklahoma, one acquired from an affiliate of Sunoco, Inc. and another from an affiliate of Sinclair Oil Company which are included in the December 31, 2009 consolidated financial statements of Holly Corporation and represent 23%, 2% and 22% of total assets, net assets and revenues, respectively, as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of Holly Corporation also did not include an evaluation of the internal control over financial reporting of the two acquired refinery facilities.
In our opinion, Holly Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Holly Corporation
We have audited the accompanying consolidated balance sheets of Holly Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, equity and comprehensive income for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holly Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 26, 2010

HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$124,596	$39,244
Marketable securities	1,223	49,194

Accounts receivable:
Product and transportation	292,310	127,192
Crude oil resales	470,145	161,427

	762,455	288,619

Inventories:
Crude oil and refined products	259,582	107,811
Materials and supplies	43,931	17,924

	303,513	125,735

Income taxes receivable	38,072	6,350
Prepayments and other	50,957	18,775
Current assets of discontinued operations	2,195	2,706

Total current assets	1,283,011	530,623

Properties, plants and equipment, at cost	2,001,855	1,462,963
Less accumulated depreciation	(371,885)	(290,039)

	1,629,970	1,172,924

Marketable securities (long-term)	—	6,009

Other assets:
Turnaround costs	53,463	34,309
Goodwill	81,602	27,542
Intangibles and other	97,893	70,420

	232,958	132,271
Non-current assets of discontinued operations	—	32,398

Total assets	$3,145,939	$1,874,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$975,155	$390,438
Accrued liabilities	49,957	41,785
Short-term debt — Holly Energy Partners	—	29,000
Current liabilities of discontinued operations	—	935

Total current liabilities	1,025,112	462,158

Long-term debt — Holly Corporation	328,260	—
Long-term debt — Holly Energy Partners	379,198	341,914
Deferred income taxes	124,585	69,491
Other long-term liabilities	81,003	64,330

Equity:
Holly Corporation stockholders’ equity:
Preferred stock, $1.00 par value — 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value — 160,000,000 and 100,000,000 shares authorized; 76,359,006 and 73,543,873 shares issued as of December 31, 2009 and 2008, respectively	764	735
Additional capital	195,565	121,298
Retained earnings	1,134,341	1,145,388
Accumulated other comprehensive loss	(25,700)	(35,081)
Common stock held in treasury, at cost — 23,292,737 and 23,600,653 shares as of December 31, 2009 and 2008, respectively	(685,931)	(690,800)

Total Holly Corporation stockholders’ equity	619,039	541,540

Noncontrolling interest	588,742	394,792

Total equity	1,207,781	936,332

Total liabilities and equity	$3,145,939	$1,874,225

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Sales and other revenues	$4,834,268	$5,860,357	$4,791,742

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,238,008	5,280,699	4,003,488
Operating expenses (exclusive of depreciation and amortization)	356,855	265,705	209,281
General and administrative expenses (exclusive of depreciation and amortization)	60,343	55,278	69,185
Depreciation and amortization	98,751	62,995	43,456

Total operating costs and expenses	4,753,957	5,664,677	4,325,410

Income from operations	80,311	195,680	466,332

Other income (expense):
Equity in earnings of SLC Pipeline	1,919	—	—
Interest income	5,045	10,797	15,089
Interest expense	(40,346)	(23,955)	(1,086)
Acquisition costs — Tulsa refineries	(3,126)	—	—
Impairment of equity securities	—	(3,724)	—
Gain on sale of Holly Petroleum, Inc.	—	5,958	—
Equity in earnings of Holly Energy Partners	—	2,990	19,109

	(36,508)	(7,934)	33,112

Income from continuing operations before income taxes	43,803	187,746	499,444

Income tax provision:
Current	(30,062)	31,094	142,245
Deferred	37,522	32,934	23,071

	7,460	64,028	165,316

Income from continuing operations	36,343	123,718	334,128

Discontinued operations
Income from discontinued operations, net of taxes	4,425	2,918	—
Gain on sale of discontinued operations, net of taxes	12,501	—	—

Income from discontinued operations	16,926	2,918	—

Net income	53,269	126,636	334,128

Less net income attributable to noncontrolling interest	33,736	6,078	—

Net income attributable to Holly Corporation stockholders	$19,533	$120,558	$334,128

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$15,209	$119,206	$334,128
Income from discontinued operations	4,324	1,352	—

Net income	$19,533	$120,558	$334,128

Earnings per share attributable to Holly Corporation stockholders — basic:
Income from continuing operations	$0.30	$2.37	$6.09
Income from discontinued operations	0.09	0.03	—

Net income	$0.39	$2.40	$6.09

Earnings per share attributable to Holly Corporation stockholders — diluted:
Income from continuing operations	$0.30	$2.36	$5.98
Income from discontinued operations	0.09	0.02	—

Net income	$0.39	$2.38	$5.98

Average number of common shares outstanding:
Basic	50,418	50,202	54,852
Diluted	50,603	50,549	55,850
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$53,269	$126,636	$334,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes discontinued operations)	99,633	63,789	43,456
SLC Pipeline earnings in excess of distributions	(419)	—	—
Deferred income taxes	37,522	32,934	23,071
Distributions in excess of equity in earnings of Holly Energy Partners	—	3,067	3,688
Equity based compensation expense	7,549	7,467	9,993
Gain on sale of assets, before income taxes	(14,479)	(5,958)	—
Change in fair value — interest rate swaps	175	2,282	—
Impairment of equity securities	—	3,724	—
(Increase) decrease in current assets:
Accounts receivable	(474,205)	331,978	(216,295)
Inventories	(17,904)	15,006	(10,955)
Income taxes receivable	(33,270)	10,006	(7,301)
Prepayments and other	(15,816)	(398)	1,817
Increase (decrease) in current liabilities:
Accounts payable	583,550	(393,186)	264,217
Accrued liabilities	1,651	(2,149)	(16,476)
Income taxes payable	—	1,781	—
Turnaround expenditures	(33,541)	(34,751)	(2,669)
Other, net	17,830	(6,738)	(3,937)

Net cash provided by operating activities	211,545	155,490	422,737

Cash flows from investing activities:
Additions to properties, plants and equipment — Holly Corporation	(269,552)	(383,742)	(161,258)
Additions to properties, plants and equipment — Holly Energy Partners	(32,999)	(34,317)	—
Acquisition of Tulsa Refinery facilities — Holly Corporation	(267,141)	—	—
Acquisition of logistics assets from Sinclair Oil Company — Holly Energy Partners	(25,665)	—	—
Investment in SLC Pipeline — Holly Energy Partners	(25,500)	—	—
Proceeds from sale of interest in Rio Grande Pipeline Company, net of transferred cash — Holly Energy Partners	31,865	—	—
Proceeds from sale of crude pipelines and tankage assets	—	171,000	—
Proceeds from sale of Holly Petroleum, Inc.	—	5,958	—
Increase in cash due to consolidation of Holly Energy Partners	—	7,295	—
Purchases of marketable securities	(175,892)	(769,142)	(641,144)
Sales and maturities of marketable securities	230,281	945,461	509,345
Investment in Holly Energy Partners	—	(290)	—

Net cash used for investing activities	(534,603)	(57,777)	(293,057)

Cash flows from financing activities:
Proceeds from issuance of senior notes — Holly Corporation	287,925	—	—
Proceeds from issuance of common units — Holly Energy Partners	133,035	—	—
Borrowings under credit agreement — Holly Corporation	94,000	—	—
Repayments under credit agreement — Holly Corporation	(94,000)	—	—
Borrowings under credit agreement — Holly Energy Partners	239,000	114,000	—
Repayments under credit agreement — Holly Energy Partners	(233,000)	(85,000)	—
Proceeds from Plains financing transaction	40,000	—	—
Deferred financing costs	(8,842)	(913)	—
Purchase of treasury stock	(1,214)	(151,106)	(207,196)
Contribution from joint venture partner	15,150	17,000	8,333
Dividends	(30,123)	(29,064)	(23,208)
Distributions to noncontrolling interest	(33,200)	(22,098)	—
Issuance of common stock upon exercise of options	134	1,005	2,288
Excess tax (expense) benefit from equity based compensation	(1,209)	5,694	30,355
Other	(807)	(795)	—

Net cash provided by (used for) financing activities	406,849	(151,277)	(189,428)

Cash and cash equivalents:

Increase (decrease) for the period	83,791	(53,564)	(59,748)
Beginning of period	40,805 (1)	94,369	154,117

End of period	$124,596	$40,805 (1)	$94,369

(1) Includes $1,561 in cash classified as current assets of discontinued operations at December 31, 2008.

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$39,995	$14,346	$818
Income taxes	$19,344	$21,084	$139,400
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Holly Corporation Stockholders’ Equity
				Accumulated
				Other		Non-
	Common	Additional	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	Interest	Total Equity

Balance at December 31, 2006	$718	$66,500	$745,994	$(11,358)	$(335,760)	$—	$466,094
Net income	—	—	334,128	—	—	—	334,128
Dividends	—	—	(25,148)	—	—	—	(25,148)
Other comprehensive loss	—	—	—	(7,718)	—	—	(7,718)
Contribution from joint venture partner	—	—	—	—	—	8,333	8,333
Issuance of common stock upon exercise of stock options	11	2,277	—	—	—	—	2,288
Tax benefit from stock options	—	26,017	—	—	—	—	26,017
Issuance of restricted stock, net of forfeitures	4	9,993	—	—	—	—	9,997
Other equity based compensation	—	4,338	—	—	—	—	4,338
Purchase of treasury stock	—	—	—	—	(216,202)	—	(216,202)

Balance at December 31, 2007	$733	$109,125	$1,054,974	$(19,076)	$(551,962)	$8,333	$602,127
Reconsolidation of Holly Energy Partners (March 1, 2008)	—	—	—	—	—	389,184	389,184
Net income	—	—	120,558	—	—	6,078	126,636
Dividends	—	—	(30,144)	—	—	—	(30,144)
Distributions to noncontrolling interest holders	—	—	—	—	—	(22,098)	(22,098)
Other comprehensive loss	—	—	—	(16,005)	—	(7,079)	(23,084)
Contribution from joint venture partner	—	—	—	—	—	18,500	18,500
Issuance of common stock upon exercise of stock options	2	1,003	—	—	—	—	1,005
Tax benefit from stock options	—	3,364	—	—	—	—	3,364
Issuance of restricted stock, net of forfeitures	—	5,476	—	—	—	—	5,476
Other equity based compensation	—	2,330	—	—	—	1,732	4,062
Purchase of units for restricted grants	—	—	—	—	—	(795)	(795)
Purchase of treasury stock	—	—	—	—	(138,838)	—	(138,838)
Other	—	—	—	—	—	937	937

Balance at December 31, 2008	$735	$121,298	$1,145,388	$(35,081)	$(690,800)	$394,792	$936,332
Net income	—	—	19,533	—	—	33,736	53,269
Dividends	—	—	(30,580)	—	—	—	(30,580)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,200)	(33,200)
Elimination of noncontrolling interest upon HEP’s sale of Rio Grande Pipeline Company	—	—	—	—	—	(8,718)	(8,718)
Other comprehensive income	—	—	—	9,381	—	2,021	11,402
Issuance of common shares	28	73,972	—	—	—	—	74,000
Issuance of HEP common units, net of issuing costs	—	—	—	—	—	186,801	186,801
Contribution from joint venture partner	—	—	—	—	—	13,650	13,650
Issuance of common stock upon exercise of stock options	1	134	—	—	—	—	135
Tax benefit from stock options	—	371	—	—	—	—	371
Issuance of restricted stock, net of forfeitures	—	5,270	—	—	—	—	5,270
Other equity based compensation	—	(5,480)	—	—	6,083	699	1,302
Purchase of treasury stock	—	—	—	—	(1,214)	—	(1,214)
Other	—	—	—	—	—	(1,039)	(1,039)

Balance at December 31, 2009	$764	$195,565	$1,134,341	$(25,700)	$(685,931)	$588,742	$1,207,781

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Net income	$53,269	$126,636	$334,128

Other comprehensive income (loss):

Securities available-for-sale:
Unrealized gain (loss) on available-for-sale securities	173	1,146	1,857
Reclassification adjustment to net income on sale of securities	236	(1,315)	(78)

Total unrealized gain (loss) on available-for-sale securities	409	(169)	1,779

Retirement medical obligation adjustment	742	1,433	(5,038)
Minimum pension liability adjustment	12,497	(21,572)	(9,373)

Other comprehensive loss of Holly Energy Partners:
Change in fair value of cash flow hedge	3,726	(12,967)	—

Other comprehensive income (loss) before income taxes	17,374	(33,275)	(12,632)

Income tax expense (benefit)	5,972	(10,191)	(4,914)

Other comprehensive income (loss)	11,402	(23,084)	(7,718)

Total comprehensive income	64,671	103,552	326,410

Less noncontrolling interest in comprehensive income (loss)	35,757	(1,001)	—

Comprehensive income attributable to Holly Corporation stockholders	$28,914	$104,553	$326,410

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
We are principally an independent petroleum refiner that produces high value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. Navajo Refining Company, L.L.C., one of our wholly-owned subsidiaries, owns a petroleum refinery in Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery can process sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. Our refinery located just north of Salt Lake City, Utah (the “Woods Cross Refinery”) is operated by Holly Refining & Marketing Company — Woods Cross, one of our wholly-owned subsidiaries. This facility is a high conversion refinery that primarily processes regional sweet (lower sulfur) and sour Canadian crude oils. Our refinery located in Tulsa, Oklahoma (the “Tulsa Refinery”) is comprised of two facilities, the Tulsa Refinery west and east facilities. See Note 2 for additional information on the Tulsa Refinery acquired in 2009.
At December 31, 2009, we owned a 34% interest in HEP, a consolidated subsidiary, which includes our 2% general partner interest. HEP has logistic assets including petroleum product and crude oil pipelines located in Texas, New Mexico, Oklahoma and Utah; ten refined product terminals; a jet fuel terminal; loading rack facilities at each of our three refineries, a refined products tank farm facility and on-site crude oil tankage at both our Navajo and Woods Cross Refineries. Additionally, HEP owns a 25% interest in SLC Pipeline LLC (“SLC Pipeline”), a new 95-mile intrastate pipeline system that serves refiners in the Salt Lake City area.
On June 1, 2009, we acquired an 85,000 BPSD refinery in Tulsa, Oklahoma (the “Tulsa Refinery west facility”) from an affiliate of Sunoco, Inc. (“Sunoco”). On December 1, 2009, we acquired a 75,000 BSPD refinery that is also located in Tulsa, Oklahoma (the “Tulsa Refinery east facility”) from an affiliate of Sinclair Oil Company (“Sinclair”). We are in the process of integrating the operations of both Tulsa Refinery facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BSPD. See Note 2 for additional information on our 2009 Tulsa Refinery facility acquisitions.
On February 29, 2008, HEP acquired certain crude pipelines and tankage assets from us (the “Crude Pipelines and Tankage Assets”) that service our Navajo and Woods Cross Refineries (see Note 3).
We sold substantially all of the oil and gas properties of Holly Petroleum, Inc. (“HPI”), a subsidiary that previously conducted a small-scale oil and gas exploration and production program, in 2008 for $6 million, resulting in a gain of $6 million.
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
These consolidated financial statements reflect management’s evaluation of subsequent events through the time of our filing of this annual report on Form 10-K on February 26, 2010.
Reclassifications: There have been certain reclassifications to our December 31, 2008 deferred income tax information under Note 13, “Income Taxes” to conform to current year presentation.
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
Long-lived assets: We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. No impairments of long-lived assets were recorded during the years ended December 31, 2009, 2008 and 2007.
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

We have asset retirement obligations with respect to certain assets due to legal obligations to clean and/or dispose of various component parts at the time they are retired. At December 31, 2009, we have an asset retirement obligation of $7.2 million, which is included in “Other long-term liabilities” in our consolidated balance sheets. This includes $5.8 million in asset retirement obligations acquired in connection with our Tulsa Refinery facility acquisitions (see Note 2). Accretion expense was insignificant for the years ended December 31, 2009, 2008 and 2007.
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
As of December 31, 2009, our goodwill balance was $81.6 million. We recorded $32.5 million in goodwill due to our reconsolidation of HEP effective March 1, 2008. Additionally, HEP recorded $49.1 million in goodwill related to its acquisition of certain logistics and storage assets from Sinclair in December 2009 (see Note 3). Based on our impairment assessment as of December 31, 2009, we determined that the fair value of the reporting unit’s goodwill exceeded the carrying value and therefore no impairment has occurred.
In addition to goodwill, our consolidated HEP assets include a third-party transportation agreement that currently generates minimum annual cash inflows of $21.7 and has an expected remaining term through 2035. The transportation agreement is being amortized on a straight-line basis through 2035 that results in annual amortization expense of $2 million. At December 31, 2009, the balance of this transportation agreement was $50.3 million, net of accumulated amortization of $9.7 million, which is included in “Intangible and Others” in our consolidated balance sheets.
The transportation agreement was evaluated for impairment as of December 31, 2009. Based on the evaluation, it was determined that projected cash flows to be received under the agreement substantially exceeded the carrying balance of the agreement.
There were no impairments of intangible assets or goodwill during the years ended December 31, 2009, 2008 and 2007.
Variable Interest Entity: HEP is a variable interest entity (“VIE”) as defined under GAAP. A VIE is legal entity whose equity owners do not have sufficient equity at risk or a controlling interest in the entity, or have voting rights that are not proportionate to their economic interest.
Under GAAP, HEP’s acquisition of the Crude Pipelines and Tankage Assets (see Note 3) qualified as a reconsideration event whereby we reassessed whether HEP continued to qualify as a VIE. Following this transfer, we determined that HEP continued to qualify as a VIE, and furthermore, we determined that our beneficial interest in HEP exceeded 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting. As a result, our consolidated financial statements include the results of HEP. Additionally, HEP’s 2009 asset acquisitions and its November and May 2009 equity offerings qualified as reconsideration events whereby we determined that HEP continues to qualify as a VIE and we remain HEP’s primary beneficiary.
Under the equity method of accounting, prior to March 1, 2008, we recorded our pro-rata share of earnings in HEP. Contributions to and distributions from HEP were recorded as adjustments to our investment balance.
Investments in Joint Ventures: We consolidate the results of joint ventures in which we have an ownership interest of greater than 50% and use the equity method of accounting for investments in which we have a 50% or less ownership interest.

In March 2009, HEP acquired a 25% joint venture interest in the SLC Pipeline that is accounted for using the equity method of accounting. As of December 31, 2009, HEP’s underlying equity in the SLC Pipeline was $63 million compared to its recorded investment balance of $25.9 million, a difference of $37.1 million. This is attributable to the difference between HEP’s contributed capital and its allocated equity at formation of the SLC Pipeline. This difference is being amortized as an adjustment to HEP’s pro-rata share of earnings.
Derivative Instruments: All derivative instruments are recognized as either assets or liabilities in the balance sheet and measured at fair value. Changes in the derivative instrument’s fair value are recognized in earnings unless specific hedge accounting criteria are met. See Note 12, Debt for additional information on HEP’s interest rate swap and hedging activities.
Noncontrolling Interest: Accounting standards became effective January 1, 2009 that change the classification of noncontrolling interests, also referred to as minority interests, in the consolidated financial statements. As a result, all previous references to “minority interest” in our consolidated financial statements have been replaced with “noncontrolling interest.” Therefore, net income attributable to the noncontrolling interest in our HEP subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Corporation stockholders” in our Consolidated Statements of Income. Prior to 2009, this amount was presented as “Minority interest in earnings of HEP,” a non-operating expense item before “Income before income taxes.” Additionally, equity attributable to noncontrolling interests is now presented as a separate component of total equity in our consolidated financial statements. We have adopted these standards on a retrospective basis. While this presentation differs from previous requirements under GAAP, it did not affect our net income and equity attributable to Holly Corporation stockholders.
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
Environmental Costs: Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates require judgment with respect to costs, timeframe and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.
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
New Accounting Pronouncements:
In June 2009, new accounting standards were issued that replace the previous quantitative-based risk and rewards calculation provided under GAAP with a qualitative approach in determining whether an entity is the primary beneficiary of a VIE. Additionally, these standards require an entity to assess on an ongoing basis whether it is the primary beneficiary of a VIE and enhances disclosure requirements with respect to an entity’s involvement in a VIE. These standards are effective January 1, 2010 and will not have a material impact on our financial condition, results of operations and cash flows.
NOTE 2: Tulsa Refinery Acquisition
On June 1, 2009, we acquired the Tulsa Refinery west facility, an 85,000 BPSD refinery located in Tulsa, Oklahoma from Sunoco for $157.8 million in cash, including crude oil, refined product and other inventories valued at $92.8 million. The refinery produces fuel products including gasoline, diesel fuel and jet fuel and serves markets in the Mid-Continent region of the United States and also produces specialty lubricant products that are marketed throughout North America and are distributed in Central and South America. On October 20, 2009, we sold to an affiliate of Plains All American Pipeline, L.P. (“Plains”) a portion of the crude oil petroleum storage, and certain refining-related crude oil receiving pipeline facilities that were acquired as part of the refinery assets for $40 million. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing transaction (see Note 12).
On December 1, 2009, we acquired the Tulsa Refinery east facility, a 75,000 BPSD refinery from Sinclair also located in Tulsa, Oklahoma for $183.3 million, including crude oil, refined product and other inventories valued at $46.4 million. The total purchase price consisted of $109.3 million in cash and 2,789,155 shares of our common stock having a value of $74 million. Additionally, we will reimburse Sinclair approximately $8 million upon their satisfactory completion of certain environmental projects at the refinery. The refinery also produces gasoline, diesel fuel and jet fuel products and also serves markets in the Mid-Continent region of the United States. We are integrating the operations of both Tulsa refinery facilities. This will result in the Tulsa Refinery having an integrated crude processing rate of 125,000 BPSD.
In accounting for these combined acquisitions, we recorded $20.6 million in materials and supplies, $139.2 million in crude oil and refined products inventory, $203.8 million in property, plants and equipment, $8.2 million in prepayments and other, $6.3 million in accrued liabilities and $24.4 million in other long-term liabilities. The acquired liabilities primarily relate to environmental and asset retirement obligations. These amounts are based on management’s preliminary fair value estimates and are subject to change. Additionally, we incurred $3.1 million in costs directly related to these acquisitions that were expensed as acquisition costs.

For the period from June 1, 2009 (commencement date of our Tulsa Refinery operations) through December 31, 2009, our Tulsa Refinery generated revenues of $1.1 billion and a net loss of $17.7 million. We have not provided disclosure of pro forma revenues and earnings as if the Tulsa Refinery had been operating as a part of our refining business during all periods presented in these financial statements. Pro forma financial information specific to the Tulsa Refinery operations for periods prior to our acquisition is not available in GAAP form. The compilation of such financial information would entail an extremely manual process of “unwinding” significant volumes of intra-company transactions and obtaining a comprehensive understanding of accounting policies as well as estimates employed by both Sunoco and Sinclair with respect to items including, but not limited to, inventory and depreciation. We would then need to recast historical financial information to reflect our own estimates and accounting policies. Furthermore, our operating plan with respect to these facilities is distinctly different from the pre-acquisition operations of these assets as we are fully integrating the operations of both facilities into a single refinery having a reduced integrated crude processing rate of 125,000 BPSD rather than as two distinct facilities. Therefore, we do not believe that it would be practical to produce this information, nor do we believe it would be representative or comparable with respect to our future operating results.
NOTE 3: Holly Energy Partners
HEP is a publicly held master limited partnership that commenced operations July 13, 2004 upon the completion of its initial public offering. At December 31, 2009, we held 7,290,000 common units of HEP, representing a 34% ownership interest in HEP, including our 2% general partner interest. In August 2009, all of the conditions necessary to end the subordination period of our HEP subordinated units were met and the units were converted into 7,000,000 HEP common units.
HEP is a variable interest entity as defined under GAAP. HEP’s acquisition of the Crude Pipelines and Tankage Assets (discussed below) qualified as a reconsideration event whereby we reassessed whether HEP continued to qualify as a VIE. Following this transfer, we determined that HEP continued to qualify as a VIE, and furthermore, we determined that our beneficial interest in HEP exceeded 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting. As a result, our consolidated financial statements include the results of HEP. Additionally, HEP’s 2009 asset acquisitions and its November and May 2009 equity offerings (discussed below) qualified as reconsideration events whereby we determined that HEP continues to qualify as a VIE and we remain HEP’s primary beneficiary.
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, HEP acquired certain logistics and storage assets from an affiliate of Sinclair for $79.2 million consisting of storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at Sinclair’s refinery located in Tulsa, Oklahoma. The purchase price consisted of $25.7 million in cash, including $4.2 million in taxes and 1,373,609 of HEP’s common units having a fair value of $53.5 million. Concurrent with this transaction we entered into a 15-year pipeline, tankage and loading rack throughput agreement with HEP (the “HEP PTTA”), whereby we agreed to transport, throughput and load volumes of product via HEP’s Tulsa logistics and storage assets that will initially result in minimum annual payments to HEP of $13.8 million.
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, HEP acquired our two newly constructed pipelines for $46.5 million, consisting of a 65-mile, 16-inch crude oil pipeline (the “Roadrunner Pipeline”) that connects our Navajo Refinery facility located in Lovington, New Mexico to a terminus of Centurion Pipeline L.P.’s pipeline extending between west Texas and Cushing, Oklahoma (the “Centurion Pipeline”) and a 37-mile, 8-inch crude oil pipeline that connects HEP’s New Mexico crude oil gathering system to our Navajo Refinery Lovington facility (the “Beeson Pipeline”).
The Roadrunner Pipeline provides our Navajo Refinery with direct access to a wide variety of crude oils available at Cushing, Oklahoma. In connection with this transaction, we entered into a 15-year pipeline agreement with HEP, (the “HEP RPA”), whereby we agreed to transport volumes of crude oil on HEP’s Roadrunner Pipeline that will initially result in minimum annual payments to HEP of $9.2 million.
The Beeson Pipeline operates as a component of HEP’s crude pipeline system and provides us with added flexibility to move crude oil from HEP’s crude oil gathering system to our Navajo Refinery Lovington facility for processing.

Tulsa Loading Racks Transaction
On August 1, 2009, HEP acquired from us, certain truck and rail loading/unloading facilities located at our Tulsa Refinery west facility for $17.5 million. The racks load refined products and lube oils produced at the Tulsa Refinery onto rail cars and/or tanker trucks.
In connection with this transaction, we entered into a 15-year equipment and throughput agreement with HEP, (the “HEP ETA”), whereby we agreed to throughput a minimum volume of products via HEP’s Tulsa loading racks that will initially result in minimum annual payments to HEP of $2.7 million.
Lovington-Artesia Pipeline Transaction
On June 1, 2009, HEP acquired our newly constructed, 16-inch intermediate pipeline for $34.2 million. The pipeline runs 65 miles from our Navajo Refinery’s crude oil distillation and vacuum facilities in Lovington, New Mexico to its petroleum refinery located in Artesia, New Mexico. This pipeline was placed in service effective June 1, 2009 and operates as a component of HEP’s intermediate pipeline system that services our Navajo Refinery.
In connection with this transaction, we agreed to amend our intermediate pipeline agreement with HEP (the “HEP IPA”). As a result, the term of the HEP IPA was extended by an additional four years and now expires in June 2024. Additionally, our minimum commitment under the HEP IPA was increased and currently, results in minimum annual payments to HEP of $20.7 million.
Since HEP is a consolidated subsidiary, our transactions with HEP including fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.
SLC Pipeline Joint Venture Interest
On March 1, 2009, HEP acquired a 25% joint venture interest in the SLC Pipeline, a new 95-mile intrastate pipeline system jointly owned with Plains. The SLC Pipeline commenced operations effective March 2009 and allows various refineries in the Salt Lake City area, including our Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil flowing from Wyoming and Utah via Plains’ Rocky Mountain Pipeline. HEP’s capitalized joint venture contribution was $25.5 million.
Rio Grande Pipeline Sale
On December 1, 2009 HEP sold its 70% interest in Rio Grande Pipeline Company (“Rio Grande”) to a subsidiary of Enterprise Products Partners LP for $35 million. Accordingly, the results of operations of Rio Grande and the $14.5 million gain on the sale are presented in discontinued operations.
In accounting for the sale, HEP recorded a gain of $14.5 million. The net asset balance of Rio Grande at December 1, 2009, was $20.5 million, consisting of cash of $3.1 million, $29.9 million in properties and equipment, net, $2.2 million in accounts payable and $10.3 million in equity, representing BP, Plc’s 30% noncontrolling interest.
The following table provides income statement information related to discontinued operations:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Income from discontinued operations before income taxes	$5,367	$3,716	$—
Income tax expense	(942)	(798)	—

Income from discontinued operations, net	4,425	2,918	—

Gain on sale of discontinued operations before income taxes	14,479	—	—
Income tax expense	(1,978)	—	—

Gain on sale of discontinued operations, net	12,501	—	—

Income from discontinued operations, net	$16,926	$2,918	$—

2008 Crude Pipelines and Tankage Transaction
On February 29, 2008, we closed on the sale of the Crude Pipelines and Tankage Assets to HEP for $180 million. The assets consisted of crude oil trunk lines that deliver crude oil to our Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline between Artesia and Roswell, New Mexico and a leased jet fuel terminal in Roswell, New Mexico. Consideration received consisted of $171 million in cash and 217,497 HEP common units having a value of $9 million.
The balance sheet impact of our reconsolidation of HEP on March 1, 2008 was an increase in cash of $7.3 million, an increase in other current assets of $5.9 million, an increase in property, plant and equipment of $336.9 million, an increase in goodwill, intangibles and other assets of $86.5 million, an increase in current liabilities of $19.6 million, an increase in long-term debt of $338.5 million, an increase in deferred income taxes of $5 million, a decrease in other long-term liabilities of $0.5 million, an increase in minority interest of $389.1 million and a decrease in distributions in excess of investment in HEP of $315.1 million.
Transportation Agreements
HEP serves our refineries in New Mexico, Utah and Oklahoma under several long-term pipeline and terminal, tankage and throughput agreements.
In connection with our 2009 asset transfers to HEP, as described above, we entered into three new 15-year transportation agreements with HEP, each expiring in 2024.
In addition we have an agreement that relates to the pipelines and terminals contributed to HEP by us at the time of their initial public offering in 2004 and expires in 2019 (the “HEP PTA”). We also have the HEP IPA that relates to the intermediate pipelines sold to HEP in 2005 and in June 2009 and expires in 2024 and an agreement that relates to the Crude Pipelines and Tankage Assets sold to HEP also discussed above that expires in February 2023 (the “HEP CPTA”).
Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP’s pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. These minimum annual payments are adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in PPI or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the HEP IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following the July 1, 2009 PPI rate adjustments, these agreements, including our new 2009 agreements with HEP, will result in minimum payments to HEP of $118.5 million for the twelve months ending June 30, 2010.
Additionally, in February 2010, we entered into a pipeline systems operating agreement with HEP expiring in 2014 (the “HEP Pipeline Operating Agreement”). Under the HEP Pipeline Operating Agreement, effective December 1, 2009, HEP will operate certain of our tankage, pipelines, asphalt racks and terminal buildings for an annual management fee of $1.3 million.

HEP Equity Offerings
In November 2009, HEP closed on a public offering of 2,185,000 of its common units including 285,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Aggregate net proceeds of $74.9 million were used to fund the cash portion of HEP’s December 1, 2009 asset acquisitions, to repay outstanding borrowings under the HEP Credit Agreement and for general partnership purposes.
Additionally in May 2009, HEP closed a public offering of 2,192,400 of its common units including 192,400 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds of $58.4 million were used to repay outstanding borrowings under the HEP Credit Agreement and for general partnership purposes.
We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs and administrative costs under our long-term transportation agreements and our omnibus agreement with HEP. Effective March 1, 2008, we reconsolidated HEP. As a result, our financial statements include the consolidated results of HEP and intercompany transactions with HEP are eliminated. Related party transactions prior to our reconsolidation of HEP are as follows:
•	Pipeline and terminal expenses paid to HEP were $10.6 million for the period from January 1, 2008 through February 29, 2008 and $61 million for the year ended December 31, 2007, respectively.
•
We charged HEP $0.4 million for the period from January 1, 2008 through February 29, 2008 and $2 million for the year ended December 31, 2007, respectively, for general and administrative services under an omnibus agreement that we have with HEP that we recorded as a reduction in expenses.

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

•	We had a related party receivable from HEP of $6 million at February 29, 2008 and December 31, 2007.
•	We had accounts payable to HEP of zero and $5.7 million at February 29, 2008 and December 31, 2007, respectively.
Note 4: Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swaps. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-tem maturity of these instruments.
Our debt consists of outstanding principal under our long-term senior notes and HEP’s revolving credit agreement and long-term senior notes. The $206 million carrying amount of outstanding debt under HEP’s Credit Agreement approximates fair value as interest rates are reset frequently using current rates. The estimated fair value of the Holly Senior Notes was $318 million and the fair value of the HEP Senior Notes was $177.6 million at December 31, 2009. This fair value estimate is based on market quotes provided from a third-party bank. See Note 12 for additional information on these instruments.
Fair Value Measurements
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

Our investments in marketable securities are measured at fair value using quoted market prices, a Level 1 input. See Note 7 for additional information on our investments in marketable securities, including fair value measurements.
We have interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. With respect to these instruments, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of our interest rate swap agreements. Our measurements are computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input. See Note 12 for additional information on our interest rate swaps, including fair value measurements.
NOTE 5: Earnings Per Share
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

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Income from continuing operations	$15,209	$119,206	$334,128

Average number of shares of common stock outstanding	50,418	50,202	54,852
Effect of dilutive stock options, variable restricted shares and performance share units	185	347	998

Average number of shares of common stock outstanding assuming dilution	50,603	50,549	55,850

Basic earnings per share from continuing operations	$0.30	$2.37	$6.09

Diluted earnings per share from continuing operations	$0.30	$2.36	$5.98
NOTE 6: Stock-Based Compensation
On December 31, 2009, Holly had three principal share-based compensation plans, which are described below. The compensation cost that has been charged against income for these plans was $6.8 million, $7.6 million and $10.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.6 million, $2.9 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods. At December 31, 2009, 1,932,278 shares of common stock were reserved for future grants under the current long-term incentive compensation plan, which reservation allows for awards of options, restricted stock, or other performance awards.
Additionally, HEP maintains share-based compensation plans for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plans for the year ended December 31, 2009 and 2008 was $1.2 million and $1.7 million, respectively

Stock Options
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
A summary of option activity and changes during the year ended December 31, 2009 is presented below:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)

Outstanding at January 1, 2009	85,200	$2.98
Exercised	(45,000)	2.98

Outstanding and exercisable at December 31, 2009	40,200	$2.98	1.2	$911

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $0.9 million, $8.6 million and $68 million, respectively.
Cash received from option exercises under the stock option plans for the years ended December 31, 2009, 2008 and 2007, was $.1 million, $1 million and $2.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $0.4 million, $3.4 million and $26 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
A summary of restricted stock activity and changes during the year ended December 31, 2009 is presented below:

		Weighted	Aggregate
		Average	Intrinsic
		Grant-Date	Value
Restricted Stock	Grants	Fair Value	($000)

Outstanding at January 1, 2009 (non-vested)	235,310	$35.86
Vesting and transfer of ownership to recipients	(133,616)	26.59
Granted	186,801	23.16
Forfeited	(4,045)	40.06

Outstanding at December 31, 2009 (non-vested)	284,450	$31.82	$7,290

The total fair value of restricted stock vested and transferred to recipients during the years ended December 31, 2009, 2008 and 2007 was $3.4 million, $2.5 million and $12.9 million, respectively. As of December 31, 2009, there was $1.8 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.3 years.
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

During the year ended December 31, 2009, we granted 122,555 performance share units with a fair value based on our grant date closing stock price of $22.94. All shares were granted during the first quarter of 2009 and are payable in stock and are subject to certain financial performance criteria.
The fair value of each performance share unit award subject to the financial performance criteria and payable in stock is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of December 31, 2009, estimated share payouts for outstanding non-vested performance share unit awards ranged from 130% to 170%.
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
A summary of performance share unit activity and changes during the year ended December 31, 2009 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2009 (non-vested)	169,669
Vesting and transfer of ownership to recipients	(72,059)
Granted	122,555
Forfeited	(4,995)

Outstanding at December 31, 2009 (non-vested)	215,170

For the year ended December 31, 2009 we issued 110,971 shares of our common stock having a fair value of $2.2 million related to vested performance share units, representing a 154% payout. Based on the weighted average grant date fair value of $35.07 there was $3.5 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.7 years.
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
The following is a summary of our available-for-sale securities at December 31, 2009:

Available-for-Sale Securities
Estimated
		Gross	Fair Value
	Amortized	Unrealized	(Net Carrying
	Cost	Gain	Amount)
(In thousands)

Equity securities	$604	$619	$1,223

The following is a summary of our available-for-sale securities at December 31, 2008:

	Available-for-Sale Securities
				Estimated
		Gross	Recognized	Fair Value
	Amortized	Unrealized	Impairment	(Net Carrying
	Cost	Gain	Loss	Amount)
	(In thousands)
States and political subdivisions	$54,389	$210	$—	$54,599
Equity securities	4,328	—	(3,724)	604

Total marketable securities	$58,717	$210	$(3,724)	$55,203

For the years ended December 31, 2009 and 2008, we received a total of $230.3 million and $945.5 million, respectively, related to sales and maturities of our investments in marketable debt securities.
NOTE 8: Inventories
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
Inventory consists of the following components:

	December 31,
	2009	2008
	(In thousands)

Crude oil	$60,874	$21,446
Other raw materials and unfinished products (1)	42,783	2,640
Finished products (2)	155,925	83,725
Process chemicals (3)	22,823	3,800
Repairs and maintenance supplies and other	21,108	14,124

Total inventory	$303,513	$125,735

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include catalysts, additives and other chemicals.
The excess of current cost over the LIFO value of inventory was $207 million and $33 million at December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, we recognized a $8.4 million charge to cost of products sold. This charge was due to the liquidation of certain LIFO inventory quantities that were carried at higher costs as compared to 2009 LIFO inventory acquisition costs. For the year ended December 31, 2008, we recognized an $8.4 million reduction in cost of products sold. This cost reduction resulted from liquidations of certain LIFO inventory quantities that were carried at lower costs as compared to acquisition costs at the beginning of the 2008 year.

NOTE 9: Properties, Plants and Equipment

	December 31,
	2009	2008
	(In thousands)

Land, buildings and improvements	$73,973	$54,529
Refining facilities	981,594	493,706
Pipelines and terminals	478,522	338,558
Transportation vehicles	20,760	19,313
Other fixed assets	80,546	50,187
Construction in progress	366,460	553,408

	2,001,855	1,509,701
Accumulated depreciation	(371,885)	(304,379)

	$1,629,970	$1,205,322

During the years ended December 31, 2009 and 2008 we capitalized $3.2 million and $1 million, respectively, in interest attributable to construction projects.
Depreciation expense was $78.4 million, $53.3 million and $35.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation expense for the years ended December 31, 2009 and 2008 includes $25 million and $17.5 million, respectively, of depreciation expense attributable to the operations of HEP as a result of our reconsolidation effective March 1, 2008.
NOTE 10: Joint Venture
In December 2007, we entered into a definitive agreement with Sinclair to jointly build a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas (the “UNEV Pipeline”). Under the agreement, we own a 75% interest in the joint venture pipeline and Sinclair owns the remaining 25% interest. The initial capacity of the pipeline will be 62,000 BPD, with the capacity for further expansion to 120,000 BPD. The total cost of the pipeline project including terminals is expected to be $275 million, with our share of this cost totaling $206 million. In connection with this project, we have entered into a 10-year commitment to ship an annual average of 15,000 BPD of refined products on the UNEV Pipeline at an agreed tariff rate. Our commitment for each year is subject to reduction by up to 5,000 BPD in specified circumstances relating to shipments by other shippers. We have an option agreement with HEP granting them an option to purchase all of our equity interests in this joint venture pipeline effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to our investment in this joint venture pipeline plus interest at 7% per annum. We expect the project will be ready to commence operations in the fall of 2010.
We currently anticipate that all regulatory approvals required to commence the construction of the UNEV Pipeline will be received by the end of the second quarter of 2010. Once such approvals are received, construction of the pipeline will take approximately nine months. Under this schedule, the pipeline would become operational during the first quarter of 2011.
NOTE 11: Environmental Costs
Consistent with our accounting policy for environmental remediation costs, we expensed $4.2 million, $0.6 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheet was $30.4 million and $7.3 million at December 31, 2009 and 2008, respectively, of which $24.2 million and $4.2 million, respectively, was classified as other long-term liabilities. These liabilities include $22.3 million of environmental obligations that we assumed in connection with our Tulsa Refinery acquisitions on June 1, 2009 and December 1, 2009. Costs of future expenditures for environmental remediation that are expected to be incurred over the next several years and are not discounted to their present value.

NOTE 12: Debt
Credit Facilities
We have a $370 million senior secured credit agreement expiring in March 2013. In April 2009, we entered into a second amended and restated $300 million senior secured revolving credit agreement that amended and restated our previous credit agreement in its entirety with Bank of America, N.A. as administrative agent and one of a syndicate of lenders (the “Holly Credit Agreement”). Additionally, we upsized the credit agreement by $50 million in November 2009 and by an additional $20 million in December 2009 pursuant to the accordion feature. The credit agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at December 31, 2009. At December 31, 2009, we had no outstanding borrowings and letters of credit totaling $56.3 million under the Holly Credit Agreement. At that level of usage, the unused commitment under the Holly Credit Agreement was $313.7 million at December 31, 2009.
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions and working capital and for other general partnership purposes. At December 31, 2009, HEP had outstanding borrowings totaling $206 million under the HEP Credit Agreement with unused borrowing capacity of $94 million. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets. HEP assets that are included in our Consolidated Balance Sheets at December 31, 2009 consist of $2.5 million in cash and cash equivalents, $7.6 million in trade accounts receivable and other current assets, $458.5 million in property, plant and equipment, net and $159 million in intangible and other assets. Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C. and Woods Cross Refining Company, L.L.C., three of our subsidiaries, have agreed to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement.
Holly Senior Notes Due 2017
In June 2009, we issued $200 million in aggregate principal amount of Holly Senior Notes. A portion of the $188 million in net proceeds received was used for post-closing payments for inventories of crude oil and refined products acquired from Sunoco following the closing of the Tulsa Refinery west facility purchase on June 1, 2009. In October 2009, we issued an additional $100 million aggregate principal amount as an add-on offering to the Holly Senior Notes that was used to fund the cash portion of our acquisition of Sinclair’s 75,000 BPD refinery located in Tulsa, Oklahoma.
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

Holly Financing Obligation
On October 20, 2009, we sold to Plains a portion of the crude oil petroleum storage, and certain refining-related crude oil receiving pipeline facilities located at our Tulsa Refinery east facility. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits with Plains for crude oil purchased by them and delivered to our Tulsa Refinery west facility for storage. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing obligation. As a result, we retained our assets on our books and established a liability representing the $40 million in proceeds received.
The carrying amounts of long-term debt are as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)
Holly Senior Notes
Principal	$300,000	$—
Unamortized discount	(11,549)	—

	288,451	—
Holly Financing Obligation
Principal	39,809	—

Total Holly long-term debt	$328,260	$—

HEP Credit Agreement	$206,000	$200,000

HEP Senior Notes
Principal	185,000	185,000
Unamortized discount	(13,593)	(16,223)
Unamortized premium — de-designated fair value hedge	1,791	2,137

	173,198	170,914

Total HEP debt	379,198	370,914
Less HEP Credit Agreement borrowings classified as short-term debt	—	29,000

Total HEP long-term debt	$379,198	$341,914

At December 31, 2009, the estimated fair values of the Holly Senior Notes and the HEP Senior Notes were $318 million and $177.6 million, respectively.
Interest Rate Risk Management
HEP uses interest rate swaps (derivative instruments) to mange its exposure to interest rate risk. As of December 31, 2009, HEP has three interest rate swap contracts.
HEP has an interest rate swap to hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on the $171 million HEP Credit Agreement advance that was used to finance HEP’s purchase of the Crude Pipelines and Tankage Assets from us. This interest rate swap effectively converts its $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of December 31, 2009. This swap contract matures in February 2013.

HEP designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that this interest rate swap is effective in offsetting the variability in interest payments on the $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the swap against the expected future interest payments on the $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of December 31, 2009, HEP had no ineffectiveness on its cash flow hedge.
HEP also has an interest rate swap contract that effectively converts interest expense associated with $60 million of the HEP 6.25% Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). Under this swap contract, interest on the $60 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 1.41% as of December 31, 2009. The maturity date of this swap contract is March 1, 2015, matching the maturity of the HEP Senior Notes.
In October 2008, HEP entered into an additional interest rate swap contract, effective December 1, 2008, that effectively unwinds the effects of the Variable Rate Swap discussed above, converting $60 million of its hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”). Under the Fixed Rate Swap, interest on a notional amount of $60 million is computed at a fixed rate of 3.59% versus three-month LIBOR which when added to the 1.1575% spread on the Variable Rate Swap results in an effective fixed interest rate of 4.75%. The maturity date of this swap contract is December 1, 2013.
Prior to the execution of HEP’s Fixed Rate Swap, the Variable Rate Swap was designated as a fair value hedge of $60 million in outstanding principal under the HEP Senior Notes. HEP de-designated this hedge in October 2008. At that time, the carrying balance of the HEP Senior Notes included a $2.2 million premium due to the application of hedge accounting until the de-designation date. This premium is being amortized as a reduction to interest expense over the remaining term of the Variable Rate Swap.
HEP’s interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in the consolidated balance sheets with the offsetting fair value adjustment to interest expense. For the years ended December 31, 2009 and 2008, HEP recognized an increase of $0.2 million and $2.3 million, respectively, in interest expense as a result of fair value adjustments to its interest rate swaps.
HEP records interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.
Additional information on HEP’s interest rate swaps at December 31, 2009 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swaps	Location	Fair Value	Balance	Amount
	(In thousands)
Asset
Fixed-to-variable interest rate swap — $60 million of 6.25% HEP Senior Notes	Other assets	$2,294	Long-term debt — HEP	$(1,791	)(1)
			Equity	(1,942	)(2)
			Interest expense	1,439	(3)

		$2,294		$(2,294)

Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$(9,141)	Accumulated other comprehensive loss	$9,141

Variable-to-fixed interest rate swap —	Other long-term liabilities		Equity	4,166	(2)
$60 million		(2,555)	Interest expense	(1,611)

		$(11,696)		$11,696

(1)	Represents unamortized balance of dedesignated hedge premium.

(2)	Represents prior year charges to interest expense.

(3)	Net of amortization of premium attributable to dedesignated hedge.

On January 29, 2010, HEP received notice from the counterparty that it is exercising its option to cancel the Variable Rate Swap on March 1, 2010, pursuant to the terms of the swap contract. HEP will receive a cancellation premium of $1.9 million.
NOTE 13: Income Taxes
The provision for income taxes from continuing operations is comprised of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current
Federal	$(24,876)	$27,795	$113,999
State	(2,266)	4,097	28,246
Deferred
Federal	33,269	27,727	21,867
State	4,253	5,207	1,204

	$10,380	$64,826	$165,316

The statutory federal income tax rate applied to pre-tax book income from continuing operations reconciles to income tax expense as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Tax computed at statutory rate	$15,331	$65,711	$174,805
State income taxes, net of federal tax benefit	1,708	7,322	19,478
Federal tax credits	(65)	(1,896)	(16,078)
Domestic production activities deduction	—	(2,380)	(8,670)
Tax exempt interest	(168)	(2,772)	(4,200)
Discontinued operations (including noncontrolling interest)	7,720	1,820	—
Noncontrolling interest in continuing operations	(13,123)	(2,739)	—
Other	(1,023)	(240)	(19)

	$10,380	$64,826	$165,316

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities for continuing operations as of December 31, 2009 and 2008 are as follows:

	December 31, 2009
	Assets	Liabilities	Total
	(In thousands)
Deferred taxes
Accrued employee benefits	$7,701	$—	$7,701
Accrued postretirement benefits	1,812	—	1,812
Accrued environmental costs	2,339	—	2,339
Inventory differences	7,951	—	7,951
Prepayments and other	2,423	(3,321)	(898)

Total current(1)	22,226	(3,321)	18,905
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	—	(176,889)	(176,889)
Accrued postretirement benefits	13,488	—	13,488
Accrued environmental costs	9,420	—	9,420
Deferred turnaround costs	—	(18,257)	(18,257)
Investment in HEP	47,188	(4,507)	42,681
Other	7,512	(2,540)	4,972

Total noncurrent	77,608	(202,193)	(124,585)

Total	$99,834	$(205,514)	$(105,680)

	December 31, 2008
	Assets	Liabilities	Total
	(In thousands)
Deferred taxes
Accrued employee benefits	$7,135	$(29)	$7,106
Accrued postretirement benefits	2,893	—	2,893
Accrued environmental costs	1,202	—	1,202
Inventory differences	736	—	736
Prepayments and other	1,066	(2,297)	(1,231)

Total current(1)	13,032	(2,326)	10,706
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	—	(122,684)	(122,684)
Accrued postretirement benefits	14,824	—	14,824
Accrued environmental costs	1,591	—	1,591
Deferred turnaround costs	—	(11,491)	(11,491)
Investment in HEP	44,612	—	44,612
Other	6,212	(2,555)	3,657

Total noncurrent	67,239	(136,730)	(69,491)

Total	$80,271	$(139,056)	$(58,785)

(1)	Our net current deferred tax assets are classified as other current assets under “Prepayments and other” in our consolidated balance sheets.
We made income tax payments of $19.3 million in 2009, $21.1 million in 2008 and $139.4 million in 2007.
The total amount of unrecognized tax benefits as of December 31, 2009, was $2 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for
Unrecognized
Tax Benefits
(In thousands)
Balance at January 1, 2009	$4,350
Additions based on tax positions related to the current year	3
Additions for tax positions of prior years	358
Reductions for tax positions of prior years	(2,747)

Balance at December 31, 2009	$1,964

Included in the unrecognized tax benefits at December 31, 2009 are $1.1 million of tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.
We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. During the year ended December 31, 2009, we recognized $1 million in interest (net of related tax benefits) as a component of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties. We do not expect that unrecognized tax benefits for tax positions taken with respect to 2009 and prior years will significantly change over the next twelve months.
We are subject to U.S. federal income tax, New Mexico income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all U.S. federal income tax matters for tax years through December 31, 2005 and all state and local income tax matters for tax years through December 31, 2003.

NOTE 14: Stockholders’ Equity
The following table shows our common shares outstanding and the activity during the year:

	Years Ended December 31,
	2009	2008	2007

Common shares outstanding at beginning of year	49,943,220	52,616,169	55,316,615
Common shares issued to Sinclair in connection with Tulsa Refinery east facility acquisition	2,789,155	—	—
Issuance of common stock upon exercise of stock options	45,000	406,000	1,085,600
Issuance of restricted stock, excluding restricted stock with performance feature	154,078	46,943	49,677
Vesting of performance units	146,664	84,948	151,000
Vesting of restricted stock with performance feature	49,719	57,572	180,519
Forfeitures of restricted stock	(1,633)	(2,033)	(23,537)
Purchase of treasury stock(1)	(59,934)	(3,266,379)	(4,143,705)

Common shares outstanding at end of year	53,066,269	49,943,220	52,616,169

(1)	Includes shares purchased under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock.
Common Stock Repurchases: Under our common stock repurchase program, common stock repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. During the year ended December 31, 2009, we did not purchase any shares of common stock, other than shares purchased to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares for certain officers and employees who did not elect to satisfy such taxes by other means. Since inception of our common stock repurchase initiative beginning in May 2005 through December 31, 2009, we have repurchased 16,759,395 shares at a cost of $655.2 million or an average of $39.10 per share.
During the year ended December 31, 2009, we repurchased at market price from certain executives 59,934 shares of our common stock at a cost of $1.2 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.
NOTE 15: Other Comprehensive Income (Loss)
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the year ended December 31, 2009
Unrealized gain on available-for-sale securities	$409	$158	$251
Retirement medical obligation adjustment	742	289	453
Minimum pension liability adjustment	12,497	4,862	7,635
Unrealized gain on HEP cash flow hedge	3,726	663	3,063

Other comprehensive income	17,374	5,972	11,402
Less other comprehensive income attributable to noncontrolling interest	2,021	—	2,021

Other comprehensive income attributable to Holly Corporation stockholders	$15,353	$5,972	$9,381

For the year ended December 31, 2008
Unrealized loss on available-for-sale securities	$(169)	$(67)	$(102)
Retirement medical obligation adjustment	1,433	557	876
Minimum pension liability adjustment	(21,572)	(8,391)	(13,181)
Unrealized loss on HEP cash flow hedge	(12,967)	(2,290)	(10,677)

Other comprehensive loss	(33,275)	(10,191)	(23,084)
Less other comprehensive loss attributable to noncontrolling interest	(7,079)	—	(7,079)

Other comprehensive loss attributable to Holly Corporation stockholders	$(26,196)	$(10,191)	$(16,005)

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
For the year ended December 31, 2007
Minimum pension liability adjustment	$(9,373)	$(3,647)	$(5,726)
Retirement medical obligation adjustment	(5,038)	(1,960)	(3,078)
Unrealized gain on available-for-sale securities	1,779	693	1,086

Other comprehensive loss attributable to Holly Corporation stockholders	$(12,632)	$(4,914)	$(7,718)

The temporary unrealized gain (loss) on securities available-for-sale is due to changes in the market prices of securities.
Accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets includes:

	December 31,
	2009	2008
	(In thousands)

Pension obligation adjustment	$(21,774)	$(29,409)
Retiree medical obligation adjustment	(1,749)	(2,202)
Unrealized gain on securities available-for-sale	379	128
Unrealized loss on HEP cash flow hedge, net of minority interest	(2,556)	(3,598)

Accumulated other comprehensive loss	$(25,700)	$(35,081)

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
The following table sets forth the changes in the benefit obligation and plan assets of our retirement plan for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(In thousands)
Change in plan’s benefit obligation
Pension plan’s benefit obligation — beginning of year	$74,488	$72,842
Service cost	4,314	4,229
Interest cost	4,943	4,692
Benefits paid	(3,726)	(6,188)
Actuarial (gain) loss	1,151	(1,087)

Pension plan’s benefit obligation — end of year	81,170	74,488

Change in pension plan assets
Fair value of plan assets — beginning of year	45,342	56,454
Actual return on plan assets	12,977	(19,924)
Benefits paid	(3,726)	(6,188)
Employer contributions	1,025	15,000

Fair value of plan assets — end of year	55,618	45,342

	Years Ended December 31,
	2009	2008
	(In thousands)
Funded status
Under-funded balance	$(25,552)	$(29,146)

Amounts recognized in consolidated balance sheets
Accrued pension liability	$(25,552)	$(29,146)

Amounts recognized in accumulated other comprehensive loss
Actuarial loss	$(31,677)	$(43,475)
Prior service cost	(2,811)	(3,201)

Total	$(34,488)	$(46,676)

The accumulated benefit obligation was $65 million and $58.7 million at December 31, 2009 and 2008, respectively. The measurement dates used for our retirement plan were December 31, 2009 and 2008.
The weighted average assumptions used to determine end of period benefit obligations:

	December 31,
	2009	2008

Discount rate	6.20%	6.50%
Rate of future compensation increases	4.00%	4.00%
Net periodic pension expense consisted of the following components:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Service cost — benefit earned during the year	$4,314	$4,229	$4,110
Interest cost on projected benefit obligations	4,943	4,692	4,075
Expected return on plan assets	(3,843)	(4,793)	(4,078)
Amortization of prior service cost	390	390	390
Amortization of net loss	3,815	1,218	908

Net periodic pension expense	$9,619	$5,736	$5,405

The weighted average assumptions used to determine net periodic benefit expense:

	Years Ended December 31,
	2009	2008	2007

Discount rate	6.50%	6.40%	6.00%
Rate of future compensation increases	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit expense in 2010 are as follows:

(In thousands)
Actuarial loss	$2,496
Prior service cost	390

Total	$2,886

At year end, our retirement plan assets were allocated as follows:

		Percentage of Plan Assets at
	Target	Year End
	Allocation	December 31,	December 31,
Asset Category	2010	2009	2008
Equity securities	70%	69%	65%
Debt Securities	30%	31%	35%

Total	100%	100%	100%

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
We expect to contribute between zero and $10 million to the retirement plan in 2010. Benefit payments, which reflect expected future service, are expected to be paid as follows: $5.6 million in 2010; $6.3 million in 2011; $7.1 million in 2012; $8 million in 2013; $7.8 million in 2014 and $55.2 million in 2015-2019.
Retirement Restoration Plan: We adopted an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.7 million, $1.1 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $6.1 million at December 31, 2009 and 2008. As of December 31, 2009, the projected benefit obligation under this plan was $6.1 million. Benefit payments, which reflect expected future service, are expected to be paid as follows: $0.4 million in 2010; $1.2 million in 2011; $0.5 million in 2012; $1.7 million in 2013; $0.5 million in 2014 and $3.2 million in 2015-2019.
Defined Contribution Plans: We have defined contribution “401(k)” plans that cover substantially all employees. Our contributions are based on employee’s compensation and partially match employee contributions. We expensed $5 million, $3.7 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, in connection with these plans.
Postretirement Medical Plans: We adopted an unfunded postretirement medical plan as part of the voluntary early retirement program offered to eligible employees in fiscal 2000. As part of the early retirement program, we agreed to allow retiring employees to continue coverage at a reduced cost under our group medical plans until normal retirement age. The accrued liability reflected in the consolidated balance sheets was $6.6 million and $6.6 million at December 31, 2009 and 2008, respectively, related to this plan.
Additionally, we maintain an unfunded postretirement medical plan whereby certain retirees between the ages of 62 and 65 can receive benefits paid by us. Periodic costs under this plan have historically been insignificant.
As of December 31, 2009, the total accumulated postretirement benefit obligation under our postretirement medical plans was $6.6 million.

NOTE 17: Lease Commitments
We lease certain facilities and equipment under operating leases, most of which contain renewal options. At December 31, 2009, the minimum future rental commitments under operating leases having non-cancellable lease terms in excess of one year are as follows (in thousands):

2010	$16,712
2011	14,963
2012	11,683
2013	9,919
2014	9,360
Thereafter	25,125

Total	$87,762

Rental expense charged to operations was $11.8 million, $9.8 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rental expense for the years ended December 31, 2009 and 2008 includes $7.1 million and $6.5 million, respectively, of rental expense attributable to the operations of HEP as a result of our reconsolidation effective March 1, 2008.
NOTE 18: Contingencies and Contractual Obligations
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
On June 2, 2009, SFPP notified us that it would terminate the October 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC challenging the rate increase and asking FERC to suspend the effectiveness of the increased rates. On August 31, 2009, FERC issued an order suspending the effective date of the rate increase until January 1, 2010, on which date the rate increase was placed into effect, and setting the rate increase for a full evidentiary hearing to be held in 2010. We are not in a position to predict the ultimate outcome of the rate proceeding.

We are a party to various other litigation and proceedings not mentioned in this report that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.
Contractual Obligations
We have a long-term supply agreement to secure a hydrogen supply source for our Woods Cross hydrotreater unit. The contract commits us to purchase a minimum of 5 million standard cubic feet of hydrogen per day at market prices over a 15-year period expiring in 2023. The contract also requires the payment of a base facility charge for use of the supplier’s facility over the supply term.
We also have crude oil transportation agreements that obligate us to ship a total of approximately 43,000 barrels per day for initial terms of 10 years expiring in 2019 through 2024.
Other contractual obligations relate to the transportation of natural gas and feedstocks to our refineries under contracts expiring in 2016 through 2024 and various service contracts with expiration dates through 2011.
NOTE 19: Segment Information
Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segments are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Consolidations and Eliminations.
The Refining segment includes the operations of our Navajo, Woods Cross, and Tulsa Refineries and Holly Asphalt Company. The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. The petroleum products produced by the Refining segment are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, the Refining segment also includes specialty lubricant products produced at our Tulsa Refinery that are marketed throughout North America and are distributed in Central and South America. Holly Asphalt manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.
HEP is a VIE as defined under GAAP. A VIE is legal entity whose equity owners do not have sufficient equity at risk or a controlling interest in the entity, or have voting rights that are not proportionate to their economic interest.
Under GAAP, HEP’s acquisition of the Crude Pipelines and Tankage Assets (see Note 3) qualified as a reconsideration event whereby we reassessed whether HEP continued to qualify as a VIE. Following this transfer, we determined that HEP continued to qualify as a VIE, and furthermore, we determined that our beneficial interest in HEP exceeded 50%. Accordingly, we reconsolidated HEP effective March 1, 2008 and no longer account for our investment in HEP under the equity method of accounting. As a result, our consolidated financial statements include the results of HEP.
The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation). HEP owns and operates a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico and Utah. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon USA, Inc., by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its storage tanks and terminals. The HEP segment also includes a 25% interest in SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Our revaluation of HEP’s assets and liabilities at March 1, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

				Consolidations
			Corporate	and	Consolidated
	Refining(1)	HEP(2)	and Other	Eliminations	Total
	(In thousands)
Year Ended December 31, 2009
Sales and other revenues	$4,786,937	$146,561	$2,248	$(101,478)	$4,834,268
Depreciation and amortization	$67,347	$24,599	$6,805	$—	$98,751
Income (loss) from operations	$68,397	$70,373	$(57,355)	$(1,104)	$80,311
Capital expenditures	$266,648	$32,999	$2,904	$—	$302,551
Total assets	$2,142,317	$641,775	$392,007	$(30,160)	$3,145,939

Year Ended December 31, 2008
Sales and other revenues	$5,837,449	$94,439	$2,641	$(74,172)	$5,860,357
Depreciation and amortization	$40,090	$18,390	$4,515	$—	$62,995
Income (loss) from operations	$210,252	$37,082	$(51,654)	$—	$195,680
Capital expenditures	$381,227	$34,317	$2,515	$—	$418,059
Total assets	$1,288,211	$458,049	$141,768	$(13,803)	$1,874,225

Year Ended December 31, 2007
Sales and other revenues	$4,790,164	$—	$1,578	$—	$4,791,742
Depreciation and amortization	$40,325	$—	$3,131	$—	$43,456
Income (loss) from operations	$537,118	$—	$(70,786)	$—	$466,332
Capital expenditures	$151,448	$—	$9,810	$—	$161,258
Total assets	$1,271,163	$—	$392,782	$—	$1,663,945

(1)	The Refining segment reflects the operations of our Tulsa Refinery west and east facilities beginning on our respective acquisition dates of June 1, 2009 and December 1, 2009, respectively.

(2)
HEP segment revenues from external customers were $45.5 million and $19.3 million for the years ended December 31, 2009 and 2008, respectively. The HEP segment reflects the operations of various 2009 asset acquisitions (see Note 3).

NOTE 20: Supplemental Guarantor/Non-Guarantor Financial Information
Our obligations under the Holly Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP in which we have a 34% ownership interest and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.
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

Condensed Consolidating Balance Sheet

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
December 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$127,560	$(12,477)	$7,005	$—	$122,088	$2,508	$—	$124,596
Marketable securities	—	1,223	—	—	1,223	—	—	1,223
Accounts receivable	973	759,140	—	—	760,113	18,767	(16,425)	762,455
Intercompany accounts receivable (payable)	(1,134,296)	817,647	316,649	—	—	—	—	—
Inventories	—	303,348	—	—	303,348	165	—	303,513
Income taxes receivable	38,071	1	—	—	38,072	—	—	38,072
Prepayments and other assets	24,940	29,018	—	—	53,958	574	(3,575)	50,957
Current assets of discontinued operations	—	—	—	—	—	2,195	—	2,195

Total current assets	(942,752)	1,897,900	323,654	—	1,278,802	24,209	(20,000)	1,283,011

Properties and equipment, net	21,918	1,005,422	155,413	—	1,182,753	458,521	(11,304)	1,629,970
Investment in subsidiaries	2,010,510	435,970	(314,973)	(2,131,507)	—	—	—	—
Intangibles and other assets	8,752	64,017	—	—	72,769	159,045	1,144	232,958

Total assets	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,968	$974,177	$2,224	$—	$985,369	$6,211	$(16,425)	$975,155
Accrued liabilities	23,752	15,477	709	—	39,938	13,594	(3,575)	49,957
Other liabilities	—	—	—	—	—	—	—	—

Total current liabilities	32,720	989,654	2,933	—	1,025,307	19,805	(20,000)	1,025,112

Long-term debt	288,451	39,809	—	—	328,260	379,198	—	707,458
Non-current liabilities	37,859	48,137	—	—	85,996	12,349	(17,342)	81,003
Deferred income taxes	119,127	229	278	—	119,634	—	4,951	124,585
Distributions in excess of inv in HEP	—	314,970	—	—	314,970	—	(314,970)	—
Equity — Holly Corporation	620,271	2,010,510	160,883	(2,171,393)	620,271	230,423	(231,655)	619,039
Equity — Noncontrolling interest	—	—	—	39,886	39,886	—	548,856	588,742

Total liabilities and equity	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

Condensed Consolidating Balance Sheet

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
December 31, 2008	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,316	$(1,182)	$3,402	$—	$35,536	$3,708	$—	$39,244
Marketable securities	48,590	604	—	—	49,194	—	—	49,194
Accounts receivable	1,734	283,480	1,524	—	286,738	13,332	(11,451)	288,619
Intercompany accounts receivable (payable)	(1,419,212)	1,134,118	285,094	—	—	—	—	—
Inventories	—	125,613	—	—	125,613	122	—	125,735
Income taxes receivable	6,350	—	—	—	6,350	—	—	6,350
Prepayments and other assets	13,814	6,842	—	—	20,656	471	(2,352)	18,775
Current assets of discontinued operations	—	—	—	—	—	2,706	—	2,706

Total current assets	(1,315,408)	1,549,475	290,020	—	524,087	20,339	(13,803)	530,623

Properties and equipment, net	22,997	718,575	109,660	—	851,232	321,692	—	1,172,924
Marketable securities (long-term)	6,009	—	—	—	6,009	—	—	6,009
Investment in subsidiaries	1,911,613	371,964	(321,003)	(1,962,574)	—	—	—	—
Intangibles and other assets	—	48,651	—	—	48,651	83,620	—	132,271
Non-current assets of discontinued operations	—	—	—	—	—	32,398	—	32,398

Total assets	$625,211	$2,688,665	$78,677	$(1,962,574)	$1,429,979	$458,049	$(13,803)	$1,874,225

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,269	$384,285	$1,021	$—	$394,575	$7,315	$(11,452)	$390,438
Accrued liabilities	15,086	8,118	11	—	23,215	20,921	(2,351)	41,785
Other liabilities	(8,130)	8,130	—	—	—	—	—	—
Short-term debt	—	—	—	—	—	29,000	—	29,000
Current liabilities of discontinued operations	—	—	—	—	—	935	—	935

Total current liabilities	16,225	400,533	1,032	—	417,790	58,171	(13,803)	462,158

Long-term debt	—	—	—	—	—	341,914	—	341,914
Non-current liabilities	41,693	5,033	—	—	46,726	17,604	—	64,330
Deferred income taxes	24,894	44,597	—	—	69,491	—	—	69,491
Distributions in excess of inv in HEP	—	326,889	—	—	326,889	—	(326,889)	—
Equity — Holly Corporation	542,399	1,911,613	77,645	(1,989,258)	542,399	30,142	(31,001)	541,540
Equity — Noncontrolling interest	—	—	—	26,684	26,684	10,218	357,890	394,792

Total liabilities and equity	$625,211	$2,688,665	$78,677	$(1,962,574)	$1,429,979	$458,049	$(13,803)	$1,874,225

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Year Ended December 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$3,346	$4,785,781	$58	$—	$4,789,185	$146,561	$(101,478)	$4,834,268

Operating costs and expenses:
Cost of products sold	—	4,336,973	900	—	4,337,873	—	(99,865)	4,238,008
Operating expenses	—	313,361	—	—	313,361	44,003	(509)	356,855
General and administrative expenses	51,648	1,318	(209)	—	52,757	7,586	—	60,343
Depreciation and amortization	3,928	68,956	1,268	—	74,152	24,599	—	98,751

Total operating costs and expenses	55,576	4,720,608	1,959	—	4,778,143	76,188	(100,374)	4,753,957

Income (loss) from operations	(52,230)	65,173	(1,901)	—	11,042	70,373	(1,104)	80,311

Other income (expense):
Equity in earnings of subsidiaries	96,266	31,643	33,052	(127,909)	33,052	—	(33,052)	—
Interest income (expense)	(13,713)	1,096	44	—	(12,573)	(21,490)	(1,238)	(35,301)
Other income (expense)	(1,480)	1,480	—	—	—	1,986	(67)	1,919
Acquisition costs	—	(3,126)	—	—	(3,126)	(1,356)	1,356	(3,126)

	81,073	31,093	33,096	(127,909)	17,353	(20,860)	(33,001)	(36,508)

Income (loss) from continuing operations before income taxes	28,843	96,266	31,195	(127,909)	28,395	49,513	(34,105)	43,803

Income tax provision	10,295	—	—	—	10,295	20	(2,855)	7,460

Income from continuing operations	18,548	96,266	31,195	(127,909)	18,100	49,493	(31,250)	36,343

Income from discontinued operations	—	—	—	—	—	19,780	(2,854)	16,926

Net Income	18,548	96,266	31,195	(127,909)	18,100	69,273	(34,104)	53,269

Less net income attributable to noncontrolling interest	—	—	—	(448)	(448)	—	34,184	33,736

Net income attributable to Holly Corporation stockholders	$18,548	$96,266	$31,195	$(127,461)	$18,548	$69,273	$(68,288)	$19,533

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Year Ended December 31, 2008	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$1,831	$5,838,244	$15	$—	$5,840,090	$94,439	$(74,172)	$5,860,357

Operating costs and expenses:
Cost of products sold	23	5,354,561	—	—	5,354,584	—	(73,885)	5,280,699
Operating expenses	17	231,995	627	—	232,639	33,353	(287)	265,705
General and administrative expenses	46,230	3,434	—	—	49,664	5,614	—	55,278
Depreciation and amortization	3,627	40,299	679	—	44,605	18,390	—	62,995

Total operating costs and expenses	49,897	5,630,289	1,306	—	5,681,492	57,357	(74,172)	5,664,677

Income (loss) from operations	(48,066)	207,955	(1,291)	—	158,598	37,082	—	195,680

Other income (expense):
Equity in earnings of subsidiaries	257,587	15,700	16,633	(273,287)	16,633	—	(13,643)	2,990
Interest income (expense)	(23,875)	31,698	507	—	8,330	(21,488)	—	(13,158)
Net gain (loss)	—	2,234	—	—	2,234	—	—	2,234

	233,712	49,632	17,140	(273,287)	27,197	(21,488)	(13,643)	(7,934)

Income (loss) from continuing operations before income taxes	185,646	257,587	15,849	(273,287)	185,795	15,594	(13,643)	187,746

Income tax provision	64,537	—	—	—	64,537	238	(747)	64,028

Income from continuing operations	121,109	257,587	15,849	(273,287)	121,258	15,356	(12,896)	123,718

Income from discontinued operations	—	—	—	—	—	3,665	(747)	2,918

Net Income	121,109	257,587	15,849	(273,287)	121,258	19,021	(13,643)	126,636

Less net income attributable to noncontrolling interest	—	—	—	(149)	(149)	—	(6,227)	(6,078)

Net income attributable to Holly Corporation stockholders	$121,109	$257,587	$15,849	$(273,138)	$121,407	$19,021	$(19,870)	$120,558

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Year Ended December 31, 2007	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$13	$4,791,729	$—	$—	$4,791,742	$—	$—	$4,791,742

Operating costs and expenses:
Cost of products sold	—	3,999,931	3,557	—	4,003,488	—	—	4,003,488
Operating expenses	12	209,192	77	—	209,281	—	—	209,281
General and administrative expenses	66,305	2,880	—	—	69,185	—	—	69,185
Depreciation and amortization	2,245	41,211	—	—	43,456	—	—	43,456

Total operating costs and expenses	68,562	4,253,214	3,634	—	4,325,410	—	—	4,325,410

Income (loss) from operations	(68,549)	538,515	(3,634)	—	466,332	—	—	466,332

Other income (expense):
Equity in earnings of subsidiaries	653,060	15,233	19,109	(668,293)	19,109	—	—	19,109
Interest income (expense)	(85,067)	99,312	(242)	—	14,003	—	—	14,003

	567,993	114,545	18,867	(668,293)	33,112	—	—	33,112

Income (loss) from continuing operations before income taxes	499,444	653,060	15,233	(668,293)	499,444	—	—	499,444

Income tax provision	165,316	—	—	—	165,316	—	—	165,316

Net income attributable to Holly Corporation stockholders	$334,128	$653,060	$15,233	$(668,293)	$334,128	$—	$—	$334,128

Condensed Consolidating Statement of Cash Flows

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Year Ended December 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(277,912)	$448,020	$308	$—	$170,416	$68,195	$(27,066)	$211,545

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(2,904)	(215,343)	(51,305)	—	(269,552)	(25,665)	—	(295,217)
Additions to properties, plants and equipment — HEP	—	—	—	—	—	(128,079)	95,080	(32,999)
Purchases of marketable securities	(175,892)	—	—	—	(175,892)	—	—	(175,892)
Sales and maturities of marketable securities	230,281	—	—	—	230,281	—	—	230,281
Acquisition of Tulsa Refinery — Holly Corporation	74,000	(341,141)	—	—	(267,141)	—	—	(267,141)
Investment in SLC Pipeline	—	—	—	—	—	(25,500)	—	(25,500)
Proceeds from the sale of assets	—	83,280	—	—	83,280	—	(83,280)	—
Proceeds from sale of RGPC	—	—	—	—	—	31,865	—	31,865

Net cash provided by (used for) investing activities	125,485	(473,204)	(51,305)	—	(399,024)	(147,379)	11,800	(534,603)

Cash flows from financing activities
Net borrowings under credit agreement	—	—	—	—	—	6,000	—	6,000
Issuance of common units net of underwriter’s discount	—	—	—	—	—	133,035	—	133,035
Dividends	(30,123)	—	—	—	(30,123)	—	—	(30,123)
Distributions to noncontrolling interest	—	—	—	—	—	(62,688)	29,488	(33,200)
Purchase of treasury stock	(1,214)	—	—	—	(1,214)	—	—	(1,214)
Contribution from joint venture partner	—	(39,450)	54,600	—	15,150	—	—	15,150
Excess tax benefit from equity based compensation	(1,209)	—	—	—	(1,209)	—	—	(1,209)
Deferred financing costs	(8,842)	—	—	—	(8,842)	—	—	(8,842)
Proceeds from issuance of notes, net of underwriter discount — HOC	287,925	—	—	—	287,925	—	—	287,925
Proceeds from Plains financing transaction	—	40,000	—	—	40,000	—	—	40,000
Other financing activities, net	134	13,339	—	—	13,473	76	(14,222)	(673)

Net cash provided by financing activities	246,671	13,889	54,600	—	315,160	76,423	15,266	406,849

Cash and cash equivalents
Increase (decrease) for the period	94,244	(11,295)	3,603	—	86,552	(2,761)	—	83,791
Beginning of period	33,316	(1,182)	3,402	—	35,536	5,269	—	40,805 (1)

End of period	$127,560	$(12,477)	$7,005	$—	$122,088	$2,508	$—	$124,596

(1)	Includes $1,561 in cash classified as current assets of discontinued operations at December 31, 2008.

Condensed Consolidating Statement of Cash Flows

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Year Ended December 31, 2008	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(63,480)	$192,299	$364	$—	$129,183	$46,091	$(19,784)	$155,490

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(2,515)	(295,937)	(85,290)	—	(383,742)	—	—	(383,742)
Additions to properties, plants and equipment — HEP	—	—	—	—	—	(34,317)	—	(34,317)
Purchases of marketable securities	(769,142)	—	—	—	(769,142)	—	—	(769,142)
Sales and maturities of marketable securities	945,461	—	—	—	945,461	—	—	945,461
Proceeds from sale of crude pipeline and tankage assets	—	171,000	—	—	171,000	—	—	171,000
Proceeds from sale of HPI	—	5,958	—	—	5,958	—	—	5,958
Increase in cash due to consolidation of HEP	—	—	—	—	—	—	7,295	7,295
Investment in HEP	—	(290)	—	—	(290)	—	—	(290)

Net cash provided by (used for) investing activities	173,804	(119,269)	(85,290)	—	(30,755)	(34,317)	7,295	(57,777)

Cash flows from financing activities
Net borrowings under credit agreement	—	—	—	—	—	29,000	—	29,000
Issuance of common stock upon exercise of options	1,005	—	—	—	1,005	—	—	1,005
Dividends	(29,054)	—	—	—	(29,054)	—	(10)	(29,064)
Distributions to noncontrolling interest	—	—	—	—	—	(41,603)	19,505	(22,098)
Purchase of treasury stock	(151,106)	—	—	—	(151,106)	—	—	(151,106)
Contribution from joint venture partner	(1,500)	(55,500)	74,000	—	17,000	—	—	17,000
Excess tax benefit from equity based compensation	5,694	—	—	—	5,694	—	—	5,694
Deferred financing costs		(800)	—	—	(800)	(113)	—	(913)
Purchase of units for restricted grants	—	—	—	—	—	(795)	—	(795)

Net cash provided by (used for) financing activities	(174,961)	(56,300)	74,000	—	(157,261)	(13,511)	19,495	(151,277)

Cash and cash equivalents
Increase (decrease) for the period	(64,637)	16,730	(10,926)	—	(58,833)	(1,737)	7,006	(53,564)
Beginning of period	97,953	(17,912)	14,328	—	94,369	7,006	(7,006)	94,369

End of period	$33,316	$(1,182)	$3,402	$—	$35,536	$5,269	$—	$40,805 (1)

(1)	Includes $1,561 in cash classified as current assets of discontinued operations at December 31, 2008.

Condensed Consolidating Statement of Cash Flows

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Year Ended December 31, 2007	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$283,276	$144,406	$(4,945)	$—	$422,737	$—	$—	$422,737

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(9,810)	(170,762)	19,314	—	(161,258)	—	—	(161,258)
Purchases of marketable securities	(641,144)	—	—	—	(641,144)	—	—	(641,144)
Sales and maturities of marketable securities	509,345	—	—	—	509,345	—	—	509,345

Net cash provided by (used for) investing activities	(141,609)	(170,762)	19,314	—	(293,057)	—	—	(293,057)

Cash flows from financing activities
Dividends	(23,208)	—	—	—	(23,208)	—	—	(23,208)
Purchase of treasury stock	(207,196)	—	—	—	(207,196)	—	—	(207,196)
Contribution from joint venture partner	—	8,333	—	—	8,333	—	—	8,333
Excess tax benefit from equity based compensation	30,355	—	—	—	30,355	—	—	30,355
Issuance of common stock upon exercise of options	2,288	—	—	—	2,288	—	—	2,288

Net cash provided by (used for) financing activities	(197,761)	8,333	—	—	(189,428)	—	—	(189,428)

Cash and cash equivalents
Increase (decrease) for the period	(56,094)	(18,023)	14,369	—	(59,748)	—	—	(59,748)
Beginning of period	154,047	111	(41)	—	154,117	—	—	154,117

End of period	$97,953	$(17,912)	$14,328	$—	$94,369	$—	$—	$94,369

(1)	Includes Holly Corporation’s investment in HEP based on the equity method of accounting.
NOTE 21: Significant Customers
All revenues were domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico by the Refining segment. The export sales were to an affiliate of PEMEX and accounted for $114.6 million (2%) of our revenues in 2009, $325.4 million (6%) of our revenues in 2008 and $200 million (5%) of revenues in 2007. In 2009, 2008 and 2007, we had several significant customers, none of which accounted for more than 10% of our revenues.
NOTE 22: Quarterly Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)

Year Ended December 31, 2009
Sales and other revenues	$648,031	$1,035,778	$1,488,490	$1,661,969	$4,834,268
Operating costs and expenses	$610,240	$998,327	$1,432,908	$1,712,482	$4,753,957
Income from operations	$37,791	$37,451	$55,582	$(50,513)	$80,311
Income from continuing operations before income taxes	$33,922	$29,258	$43,676	$(63,053)	$43,803
Net income attributable to Holly Corporation stockholders	$21,964	$14,621	$23,503	$(40,555)	$19,533
Net income per share attributable to Holly Corporation stockholders — basic	$0.44	$0.29	$0.47	$(0.79)	$0.39
Net income per share attributable to. Holly Corporation stockholders — diluted	$0.44	$0.29	$0.47	$(0.79)	$0.39
Dividends per common share	$0.15	$0.15	$0.15	$0.15	$0.60
Average number of shares of common stock outstanding
Basic	50,042	50,170	50,244	51,200	50,418
Diluted	50,171	50,226	50,327	51,380	50,603

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)

Year Ended December 31, 2008
Sales and other revenues	$1,479,194	$1,741,654	$1,718,276	$921,233	$5,860,357
Operating costs and expenses	$1,470,050	$1,722,733	$1,636,305	$835,589	$5,664,677
Income from operations	$9,144	$18,921	$81,971	$85,644	$195,680
Income from continuing operations before income taxes	$13,692	$16,482	$76,484	$81,088	$187,746
Net income attributable to Holly Corporation stockholders	$8,649	$11,452	$49,899	$50,558	$120,558
Net income per share attributable to Holly Corporation stockholders — basic	$0.17	$0.23	$1.00	$1.02	$2.40
Net income per share attributable to Holly Corporation stockholders — diluted	$0.17	$0.23	$1.00	$1.01	$2.38
Dividends per common share	$0.15	$0.15	$0.15	$0.15	$0.60
Average number of shares of common stock outstanding
Basic	51,165	50,158	49,717	49,794	50,202
Diluted	51,515	50,515	50,032	49,997	50,549

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.
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
There have been no events that occurred in the fourth quarter of 2009 that would need to be reported on Form 8-K that have not previously been reported.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and d(5) of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010 and is incorporated herein by reference.
New York Stock Exchange Certification
In 2009, Matthew P. Clifton, as our Chief Executive Officer, provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

Item 11.	Executive Compensation
The information required by Item 402 of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010 and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence
The information required by Item 404 of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2010 and is incorporated herein by reference.

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

See Index to Exhibits on pages 120 to 125.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY CORPORATION (Registrant)
/s/ Matthew P. Clifton
Matthew P. Clifton
Chief Executive Officer
Date: February 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Matthew P. Clifton Matthew P. Clifton	Chief Executive Officer and Chairman of the Board	February 26, 2010

/s/ Bruce R. Shaw Bruce R. Shaw	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Scott C. Surplus Scott C. Surplus	Vice President and Controller (Principal Accounting Officer)	February 26, 2010

/s/ Denise C. McWatters Denise C. McWatters	Vice President, General Counsel and Secretary	February 26, 2010

/s/ Buford P. Berry Buford P. Berry	Director	February 26, 2010

/s/ Leldon E. Echols Leldon E. Echols	Director	February 26, 2010

/s/ Marcus R. Hickerson Marcus R. Hickerson	Director	February 26, 2010

/s/ Robert G. McKenzie Robert G. McKenzie	Director	February 26, 2010

/s/ Thomas K. Matthews, II Thomas K. Matthews, II	Director	February 26, 2010

/s/ Jack P. Reid Jack P. Reid	Director	February 26, 2010

/s/ Paul T. Stoffel	Director	February 26, 2010

Paul T. Stoffel

HOLLY CORPORATION
INDEX TO EXHIBITS
Exhibits are numbered to correspond to the exhibit table
in Item 601 of Regulation S-K

Exhibit
Number	Description

2.1
Asset Sale and Purchase Agreement, dated October 19, 2009 by and between Holly Refining & Marketing-Tulsa LLC, HEP Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed October 21, 2009, File No. 1-03876).

2.2
Amendment No. 1 to Asset Sale and Purchase Agreement, dated December 1, 2009, by and between Holly Refining & Marketing-Tulsa LLC, HEP Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed December 7, 2009, File No. 1-03876).

2.3
Asset Sale and Purchase Agreement dated as of April 15, 2009 by and between Holly Refining & Marketing-Midcon, L.L.C. and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed April 16, 2009, File No. 1-03876).

3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(a), of Amendment No. 1 dated December 13, 1988 to Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 1988, File No. 1-3876).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Holly Corporation, adopted May 26, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-3876).

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Holly Corporation, adopted May 29, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-3876).

3.4	By-Laws of Holly Corporation as amended and restated December 22, 2005 (incorporated by reference to Exhibit 3.2.2 of Registrant’s Current Report on Form 8-K filed December 22, 2005, File No. 1-3876).

4.1
Registration Rights and Transfer Restrictions Agreement, dated October 19, 2009 by and between Holly Corporation and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 20, 2009, File No. 1-03876).

4.2
Indenture, dated as of June 10, 2009, among Holly Corporation, the subsidiary guarantors named therein and U.S. Bank Trust National Association, as trustee, relating to Holly Corporation’s 9.875% Senior Notes due 2017 (includes the form of certificate for the notes issued thereunder) (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated June 11, 2009, File No. 1-03876).

4.3
Indenture, dated February 28, 2005, among Holly Energy Partners, L.P. and Holly Energy Finance Corp., the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 4, 2005, File No. 1-32225).

Exhibit
Number		Description

4.4
Form of 6.25% Senior Note Due 2015 (included as Exhibit A to the Indenture included as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 4, 2005, File No. 1-32225).

4.5
Form of Notation of Guarantee (included as Exhibit E to the Indenture included as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 4, 2005, File No. 1-32225).

4.6
First Supplemental Indenture, dated March 10, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors identified therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 1-32225).

4.7
Second Supplemental Indenture, dated April 27, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors identified therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 1-32225).

4.8	+
Third Supplemental Indenture, dated as of June 11, 2009, among Lovington-Artesia, L.L.C., Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors identified therein, and U.S. Bank National Association.

4.9	+
Fourth Supplemental Indenture, dated as of June 29, 2009, among HEP SLC, LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors named therein, and U.S. Bank National Association.

4.10	+
Fifth Supplemental Indenture, dated as of July 13, 2009, among HEP Tulsa LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors named therein, and U.S. Bank National Association.

4.11	+
Sixth Supplemental Indenture, dated as of December 15, 2009, among Roadrunner Pipeline, L.L.C., Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors named therein, and U.S. Bank National Association.

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

10.2
Amended and Restated Intermediate Pipelines Agreement, dated as of June 1, 2009, by and among Holly Corporation, Navajo Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., HEP Pipeline, L.L.C., Lovington-Artesia, L.L.C., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.2 of Holly Energy Partners, L.P.’s Form 8-K Current Report dated June 5, 2009, File No. 1-32225).

10.3
Tulsa Equipment and Throughput Agreement, dated as of August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Holly Energy Partners L.P.’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

Exhibit
Number		Description

10.4
Tulsa Purchase Option agreement, dated as of August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Holly Energy Partners L.P.’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

10.5
Amended and Restated Crude Pipelines and Tankage Agreement, dated as of December 1, 2009, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company — Woods Cross, Holly Refining & Marketing Company, Holly Energy Partners-Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.8 of Holly Energy Partners, L.P.’s Current Report on Form 8-K dated December 7, 2009, File No. 1-32225).

10.6
Amended and Restated Refined Product Pipelines and Terminals Agreement, dated as of December 1, 2009, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company — Woods Cross, Holly Energy Partners-Operating, L.P., HEP Pipeline Assets, Limited Partnership, HEP Pipeline, L.L.C., HEP Refining Assets, L.P., HEP Refining, L.L.C., HEP Mountain Home, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.9 of Holly Energy Partners, L.P.’s Current Report on Form 8-K dated December 7, 2009, File No. 1-32225).

10.7
Third Amended and Restated Omnibus Agreement, dated as of December 1, 2009, by and among Holly Corporation, Holly Energy Partners, L.P., and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 of Holly Energy Partners, L.P.’s Current Report on Form 8-K dated December 7, 2009, File No. 1-32225).

10.8
Pipeline Throughput Agreement, dated as of December 1, 2009, by and between Navajo Refining Company, L.L.C. and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.4 of Holly Energy Partners, L.P.’s Current Report on Form 8-K dated December 7, 2009, File No. 1-32225).

10.9
Pipelines, Tankage, and Loading Rack Throughput Agreement, dated December 1, 2009 by and between HEP Tulsa LLC and Holly Refining & Marketing-Tulsa LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-03876).

10.10
Indemnification Proceeds and Payments Allocation Agreement, dated December 1, 2009 by and between HEP Tulsa LLC and Holly Refining & Marketing-Tulsa LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-03876).

10.11
Lease and Access Agreement, dated December 1, 2009 by and between HEP Tulsa LLC and Holly Refining & Marketing-Tulsa LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-03876).

10.12	*
Holly Corporation Stock Option Plan — As adopted at the Annual Meeting of Stockholders of Holly Corporation on December 13, 1990 (incorporated by reference to Exhibit 4(i) of Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 1991, File No. 1-3876).

10.13	*
Holly Corporation Long-Term Incentive Compensation Plan as amended and restated on May 24, 2007 as approved at the annual meeting of stockholders of Holly Corporation on May 24, 2007 (incorporated by reference to Exhibit 10.4 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-3876).

Exhibit
Number		Description

10.14	*
Amendment No. 1 to the Holly Corporation Long-Term Incentive Compensation Plan, as amended and restated on May 24, 2007 (incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-3876).

10.15	*
Holly Corporation — Supplemental Payment Agreement for 2001 Service as Director (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-3876).

10.16	*
Holly Corporation — Supplemental Payment Agreement for 2002 Service as Director (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-3876).

10.17	*
Holly Corporation — Supplemental Payment Agreement for 2003 Service as Director (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003, File No. 1-3876).

10.18	*
Form of Executive Restricted Stock Agreement [five-year term vesting form] (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed November 4, 2004, File No. 1-3876).

10.19	*
Form of Executive Restricted Stock Agreement [five-year term and performance vesting form] (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed November 4, 2004, File No. 1-3876).

10.20	*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed January 12, 2007, File No. 1-3876).

10.21
First Amendment to Performance Share Unit Agreement (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-3876).

10.22		Holly Corporation Change in Control Agreement Policy (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed February 20, 2008, File No. 1-3876).

10.23		Holly Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed February 20, 2008, File No. 1-3876).

10.24
Holly Energy Partners, L.P. Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed February 20, 2008, File No. 1-3876).

10.25	*	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.26	*	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.27	*	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

Exhibit
Number		Description

10.28	*	Form of Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.29
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

10.30
Reaffirmation and Assumption Agreement dated March 14, 2008, among Holly Corporation, the subsidiaries identified therein, the additional grantors identified therein and Bank of America, N.A. (adding additional grantors under the Guaranty and Collateral Agreement included as Exhibit 10.31 below) (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-3876).

10.31
Guarantee and Collateral Agreement, dated July 1, 2004, among Holly Corporation and certain of its Subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-3876).

10.32
Second Amended and Restated Credit Agreement dated April 7, 2009 by and among Holly Corporation and Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, UBS Loan Finance LLC and U.S. Bank National Association, as co-documentation agents, Union Bank of California, N.A. and Compass Bank, as syndication agents, and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-03876).

10.33	+
Confirmation of Commitments [reflects increases in commitments on November 3, 2009 and December 4, 2009 under the Second Amended and Restated Credit Agreement filed as Exhibit 10.35 to this Annual Report on Form 10-K].

10.34
First Amendment to Guarantee and Collateral Agreement and Reaffirmation and Assumption Agreement, dated April 7, 2009, by and among Holly Corporation and certain of its subsidiaries, in favor of Bank of America, N.A., as administrative agent, for certain other lenders from time to time party to the Second Amended and Restated Credit Agreement dated April 7, 2009 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-03876).

10.35
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

10.36
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

10.37
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

10.38
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

10.39
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

10.40
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

10.41
Form of Mortgage, Deed of Trust, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement (for purposes of granting security interests in real property in connection with the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.15 of Holly Energy Partners, L.P.’s Annual Report on Form 10-K filed February 17, 2009, File No. 1-32225)

10.42	*
Form of Indemnification Agreement entered into with directors and officers of Holly Corporation (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 13, 2006, File No. 1-3876).

21.1	+	Subsidiaries of Registrant.

23.1	+	Consent of Independent Registered Public Accounting Firm.

31.1	+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Constitutes management contracts or compensatory plans or arrangements.