Form 10-Q
period 2010-03-31
HOLLY CORP
filed 2010-05-07
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
53,195,521 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2010.

HOLLY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
References herein to Holly Corporation include Holly Corporation and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person with certain exceptions where there are transactions or obligations between Holly Energy Partners, L.P. (“HEP”) and Holly Corporation or its other subsidiaries. For periods prior to our reconsolidation of HEP effective March 1, 2008, the words “we,” “our,” “ours” and “us” exclude HEP and its subsidiaries as consolidated subsidiaries of Holly Corporation. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of Holly Corporation. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.
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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements included in this Form 10-Q that are referred to above. This summary discussion should be read in conjunction with the discussion of risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1.  Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $16,609 and $2,508, respectively)	$93,289	$124,596
Marketable securities	1,467	1,223

Accounts receivable: Product and transportation (HEP: $20,456 and $18,767, respectively)	305,631	292,310
Crude oil resales	577,909	470,145

	883,540	762,455

Inventories: Crude oil and refined products	376,113	259,582
Materials and supplies (HEP: $165 and $165)	44,909	43,931

	421,022	303,513

Income taxes receivable	30,248	38,072
Prepayments and other (HEP: $349 and $574, respectively)	81,377	50,957
Current assets of discontinued operations (HEP: $2,195)	—	2,195

Total current assets	1,510,943	1,283,011

Properties, plants and equipment, at cost (HEP: $531,427 and $491,999, respectively)	2,032,621	2,001,855
Less accumulated depreciation (HEP: $(39,726) and $(33,478), respectively)	(393,628)	(371,885)

	1,638,993	1,629,970

Other assets: Turnaround costs	56,227	53,463
Goodwill (HEP: $81,602 and $81,602)	81,602	81,602
Intangibles and other (HEP: $75,140 and $77,443, respectively)	94,562	97,893

	232,391	232,958

Total assets	$3,382,327	$3,145,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $6,216 and $6,211, respectively)	$1,155,517	$975,155
Accrued liabilities (HEP: $13,222 and $13,594, respectively)	57,547	49,957

Total current liabilities	1,213,064	1,025,112

Long-term debt – Holly Corporation	328,268	328,260
Long-term debt – Holly Energy Partners (HEP: $492,327 and $379,198, respectively)	492,327	379,198
Deferred income taxes	102,870	124,585
Other long-term liabilities (HEP: $11,366 and $12,349, respectively)	82,287	81,003

Equity:
Holly Corporation stockholders’ equity:
Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 160,000,000 shares authorized; 76,455,041 and 76,359,006 shares issued as of March 31, 2010 and December 31, 2009, respectively	764	764
Additional capital	188,019	195,565
Retained earnings	1,098,257	1,134,341
Accumulated other comprehensive loss	(25,200)	(25,700)
Common stock held in treasury, at cost – 23,259,520 and 23,292,737 shares as of March 31, 2010 and December 31, 2009, respectively	(678,483)	(685,931)

Total Holly Corporation stockholders’ equity	583,357	619,039

Noncontrolling interest	580,154	588,742

Total equity	1,163,511	1,207,781

Total liabilities and equity	$3,382,327	$3,145,939

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2010 and December 31, 2009. HEP is a consolidated variable interest entity.

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Sales and other revenues	$1,874,290	$648,030

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,723,864	511,654
Operating expenses (exclusive of depreciation and amortization)	127,544	66,748
General and administrative expenses (exclusive of depreciation and amortization)	17,869	11,756
Depreciation and amortization	27,757	20,081

Total operating costs and expenses	1,897,034	610,239

Income (loss) from operations	(22,744)	37,791

Other income (expense):
Equity in earnings of SLC Pipeline	481	175
Interest income	59	2,196
Interest expense	(17,722)	(6,239)

	(17,182)	(3,868)

Income (loss) from continuing operations before income taxes	(39,926)	33,923

Income tax provision:
Current	5,361	9,878
Deferred	(22,033)	1,971

	(16,672)	11,849

Income (loss) from continuing operations	(23,254)	22,074

Income from discontinued operations, net of taxes	—	1,331

Net income (loss)	(23,254)	23,405

Less net income attributable to noncontrolling interest	4,840	1,460

Net income (loss) attributable to Holly Corporation stockholders	$(28,094)	$21,945

Earnings attributable to Holly Corporation stockholders:
Income (loss) from continuing operations	$(28,094)	$21,553
Income from discontinued operations	—	392

Net income (loss)	$(28,094)	$21,945

Earnings per share attributable to Holly Corporation stockholders – basic and diluted:
Income (loss) from continuing operations	$(0.53)	$0.43
Income from discontinued operations	—	0.01

Net income (loss)	$(0.53)	$0.44

Cash dividends declared per common share	$0.15	$0.15

Average number of common shares outstanding:
Basic	53,094	50,042
Diluted	53,232	50,171
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009(1)
Cash flows from operating activities:
Net income (loss)	$(23,254)	$23,405
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	27,757	20,321
SLC Pipeline earnings in excess of distributions	(481)	(175)
Deferred income taxes	(22,033)	1,971
Equity based compensation expense	2,907	1,447
Change in fair value — interest rate swaps	1,464	216
Noncontrolling interest in earnings of Rio Grande Pipeline Company	—	495
(Increase) decrease in current assets:
Accounts receivable	(121,085)	(15,423)
Inventories	(117,509)	(37,189)
Income taxes receivable	7,824	509
Prepayments and other	(30,420)	494
Current assets of discontinued operations	2,195	—
Increase (decrease) in current liabilities:
Accounts payable	180,298	9,597
Accrued liabilities	7,590	14,797
Turnaround expenditures	(7,257)	(26,983)
Other, net	1,980	4,203

Net cash used for operating activities	(90,024)	(2,315)

Cash flows from investing activities:
Additions to properties, plants and equipment – Holly Corporation	(29,187)	(88,658)
Additions to properties, plants and equipment – Holly Energy Partners	(1,911)	(10,570)
Investment in SLC Pipeline – Holly Energy Partners	—	(25,500)
Purchases of marketable securities	—	(128,707)
Sales and maturities of marketable securities	—	183,096

Net cash used for investing activities	(31,098)	(70,339)

Cash flows from financing activities:
Borrowings under credit agreement – Holly Corporation	310,000	55,000
Repayments under credit agreement – Holly Corporation	(310,000)	—
Borrowings under credit agreement – Holly Energy Partners	33,000	53,000
Repayments under credit agreement – Holly Energy Partners	(68,000)	(13,000)
Proceeds from issuance of 8.25% senior notes – Holly Energy Partners	147,540	—
Purchase of treasury stock	(1,055)	(1,214)
Contribution from joint venture partner	1,250	4,750
Dividends	(7,926)	(7,502)
Distributions to noncontrolling interest	(11,963)	(6,916)
Issuance of common stock upon exercise of options	61	45
Excess tax benefit (expense) from equity based compensation	(1,045)	2,180
Purchase of units for restricted grants – Holly Energy Partners	(1,745)	(616)
Other	(302)	—

Net cash provided by financing activities	89,815	85,727

Cash and cash equivalents:
Increase (decrease) for the period	(31,307)	13,073
Beginning of period	124,596	40,805

End of period	$93,289	$53,878

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,879	$8,774
Income taxes	$—	$3,457

(1)	Includes cash flows attributable to discontinued operations.
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009

Net income (loss)	$(23,254)	$23,405
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) on available-for-sale securities	244	(463)
Reclassification adjustment to net income on sale of securities	—	236

Total unrealized gain (loss) on available-for-sale securities	244	(227)

Other comprehensive loss of Holly Energy Partners:
Change in fair value of cash flow hedge	(1,362)	(250)

Other comprehensive loss before income taxes	(1,118)	(477)
Income tax provision	318	(133)

Other comprehensive loss	(1,436)	(344)

Total comprehensive income (loss)	(24,690)	23,061

Less noncontrolling interest in comprehensive income	2,904	1,324

Comprehensive income (loss) attributable to Holly Corporation stockholders	$(27,594)	$21,737

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: Description of Business and Presentation of Financial Statements
References herein to Holly Corporation include Holly Corporation and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person with certain exceptions where there are transactions or obligations between Holly Energy Partners, L.P. (“HEP”) and Holly Corporation or its other subsidiaries. For periods prior to our reconsolidation of HEP effective March 1, 2008, the words “we,” “our,” “ours” and “us” exclude HEP and its subsidiaries as consolidated subsidiaries of Holly Corporation. Our consolidated financial statements contain certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of Holly Corporation. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.
As of March 31, 2010, we:
•
owned and operated three refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), a refinery in Woods Cross, Utah (the “Woods Cross Refinery”) and our two refinery facilities located in Tulsa, Oklahoma (collectively, operated as the “Tulsa Refinery”);

•	owned and operated Holly Asphalt Company (“Holly Asphalt”) which manufactures and markets asphalt products from various terminals in Arizona, New Mexico and Texas;
•
owned a 75% interest in a 12-inch refined products pipeline project from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”); and

•
owned a 34% interest in HEP (which includes our 2% general partnership interest), which owns and operates logistics assets including approximately 2,500 miles of petroleum product and crude oil pipelines located principally in west Texas and New Mexico; ten refined product terminals; a jet fuel terminal; eight refinery loading rack facilities; a refined products tank farm facility; on-site crude oil tankage at our Navajo, Woods Cross and Tulsa Refineries, on-site refined product tankage at our Tulsa Refinery and a 25% interest in a 95-mile, crude oil pipeline joint venture (the “SLC Pipeline”).

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2010, the consolidated results of operations and comprehensive income for the three months ended March 31, 2010 and 2009 and consolidated cash flows for the three months ended March 31, 2010 and 2009 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.
Our results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
Accounts Receivable
Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition and in certain circumstances, collateral, such as a letter of credit or guarantee, is required. Credit losses are charged to income when accounts are deemed uncollectible and historically have been minimal. At March 31, 2010, our allowance for doubtful accounts reserve was $2.5 million.

Inventories
We use the last-in, first-out (“LIFO”) method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.
New Accounting Pronouncements
Variable Interest Entities
On January 1, 2010, new accounting standards became effective that replace the previous quantitative-based risk and rewards calculation provided under GAAP with a qualitative approach in determining whether an entity is the primary beneficiary of a variable interest entity (“VIE”). Additionally, these standards require an entity to assess on an ongoing basis whether it is the primary beneficiary of a VIE and enhances disclosure requirements with respect to an entity’s involvement in a VIE. See Note 3 for additional information on our involvement with HEP, a consolidated VIE.
NOTE 2: Tulsa Refinery Acquisition
On June 1, 2009, we acquired an 85,000 BPSD refinery located in Tulsa, Oklahoma (the “Tulsa Refinery west facility”) from an affiliate of Sunoco, Inc. (“Sunoco”) for $157.8 million in cash, including crude oil, refined product and other inventories valued at $92.8 million. The refinery produces fuel products including gasoline, diesel fuel and jet fuel, serves markets in the Mid-Continent region of the United States and also produces specialty lubricant products that are marketed throughout North America and are distributed in Central and South America. On October 20, 2009, we sold to an affiliate of Plains All American Pipeline, L.P. (“Plains”) a portion of the crude oil petroleum storage, and certain refining-related crude oil receiving pipeline facilities that were acquired as part of the refinery assets for $40 million. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing transaction. See Note 10 for additional information.
On December 1, 2009, we acquired a 75,000 BPSD refinery that is also in Tulsa, Oklahoma (the “Tulsa Refinery east facility”) from an affiliate of Sinclair Oil Company (“Sinclair”) for $183.3 million, including crude oil, refined product and other inventories valued at $46.4 million. The total purchase price consisted of $109.3 million in cash and 2,789,155 shares of our common stock having a value of $74 million. Additionally, we will reimburse Sinclair approximately $8 million upon their satisfactory completion of certain environmental projects at the refinery. The refinery produces gasoline, diesel fuel and jet fuel products and also serves markets in the Mid-Continent region of the United States. We are in the process of integrating the operations of both Tulsa Refinery facilities. This will result in the Tulsa Refinery having an integrated crude processing rate of 125,000 BPSD.
In accounting for these combined acquisitions, we recorded $20.6 million in materials and supplies, $139.2 million in crude oil and refined products inventory, $203.8 million in property, plants and equipment, $8.2 million in prepayments and other, $6.3 million in accrued liabilities and $24.4 million in other long-term liabilities. The acquired liabilities primarily relate to environmental and asset retirement obligations. Additionally, we incurred $3.1 million in costs directly related to these acquisitions that were expensed as acquisition costs in 2009.

NOTE 3: Holly Energy Partners
HEP, a VIE, is a publicly held master limited partnership that was formed to acquire, own and operate the petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities that support our refining and marketing operations in west Texas, New Mexico, Utah, Oklahoma, Idaho and Arizona. HEP also owns and operates refined product pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas.
As of March 31, 2010, we own a 34% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities of HEP that most significantly impact HEP’s economic performance. Additionally, since our obligation to absorb losses and receive benefits from HEP are significant to HEP, we are HEP’s primary beneficiary and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated balances.
HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at our storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the three months ended March 31, 2010. We do not provide financial or equity support through any liquidity arrangements and /or guarantees to HEP.
HEP has outstanding debt under a senior secured revolving credit agreement and its senior notes. With the exception of the assets of HEP Logistics Holdings, L.P., one of our wholly-owned subsidiaries and HEP’s general partner, HEP’s creditors have no recourse to our assets. Any recourse to HEP’s general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 10 for a description of HEP’s debt obligations.
HEP has risk associated with its operations. If a major shipper of HEP were to terminate its contracts or fail to meet desired shipping levels for an extended period time, revenue would be reduced and HEP could suffer substantial losses to the extent that a new customer is not found. In the event that HEP incurs a loss, our operating results will reflect HEP’s loss, net of intercompany eliminations, to the extent of our ownership interest in HEP at that point in time.
2010 Acquisitions
Tulsa East / Lovington Storage Asset Transaction
On March 31, 2010, HEP acquired from us certain storage assets for $93 million, consisting of hydrocarbon storage tanks having approximately 2 million barrels of storage capacity, a rail loading rack and a truck unloading rack located at our Tulsa Refinery east facility and an asphalt loading rack facility located at our Navajo Refinery facility located in Lovington, New Mexico.
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, HEP acquired from Sinclair storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at its refinery located in Tulsa, Oklahoma for $79.2 million. The purchase price consisted of $25.7 million in cash, including $4.2 million in taxes and 1,373,609 of HEP’s common units having a fair value of $53.5 million.
With respect to this purchase, HEP recorded $30.2 million in properties and equipment, $49.1 million in goodwill and $0.2 million in other long-term liabilities.
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, HEP acquired our two newly constructed pipelines for $46.5 million, consisting of a 65-mile, 16-inch crude oil pipeline (the “Roadrunner Pipeline”) that connects our Navajo Refinery Lovington facility to a terminus of Centurion Pipeline L.P.’s pipeline extending between west Texas and Cushing, Oklahoma and a 37-mile, 8-inch crude oil pipeline that connects HEP’s New Mexico crude oil gathering system to our Navajo Refinery Lovington facility (the “Beeson Pipeline”).

Tulsa West Loading Racks Transaction
On August 1, 2009, HEP acquired from us certain truck and rail loading/unloading facilities located at our Tulsa Refinery west facility for $17.5 million. The racks load refined products and lube oils produced at the Tulsa Refinery onto rail cars and/or tanker trucks.
Lovington-Artesia Pipeline Transaction
On June 1, 2009, HEP acquired our newly constructed, 16-inch intermediate pipeline for $34.2 million that runs 65 miles from our Navajo Refinery’s crude oil distillation and vacuum facilities in Lovington, New Mexico to its petroleum refinery located in Artesia, New Mexico.
SLC Pipeline Joint Venture Interest
On March 1, 2009, HEP acquired a 25% joint venture interest in the SLC Pipeline, a new 95-mile intrastate pipeline system jointly owned with Plains. HEP’s capitalized joint venture contribution was $25.5 million.
Discontinued Operations
On December 1, 2009, HEP sold its 70% interest in Rio Grande Pipeline Company (“Rio Grande”) to a subsidiary of Enterprise Products Partners LP for $35 million. Results of operations of Rio Grande are presented in discontinued operations.
In accounting for the sale, HEP recorded a gain of $14.5 million and a receivable of $2.2 million representing its final distribution from Rio Grande. The recorded net asset balance of Rio Grande at December 1, 2009, was $22.7 million, consisting of cash of $3.1 million, $29.9 million in properties and equipment, net and $10.3 million in equity, representing BP, Plc’s 30% noncontrolling interest.
The following table provides summarized income statement information related to discontinued operations:

Three Months
Ended
March 31, 2009
(In thousands)

Sales and other revenues from discontinued operations	$2,792

Income from discontinued operations before income taxes	$1,594
Income tax expense	(263)

Income from discontinued operations, net of taxes	$1,331

Cash flows from discontinued operations have been combined with cash flows from continuing operations for presentation purposes in the Consolidated Statements of Cash Flows. For the three months ended March 31, 2009, net cash flows provided by discontinued Rio Grande operations were $2 million.
Transportation Agreements
HEP serves our refineries in New Mexico, Utah and Oklahoma under the following long-term pipeline and terminal, tankage and throughput agreements:
•	HEP PTA (pipelines and terminals throughput agreement expiring in 2019 that relates to the pipelines and terminal assets that we contributed to HEP upon its initial public offering in 2004);
•	HEP IPA (intermediate pipelines throughput agreement expiring in 2024 that relates to the intermediate pipelines sold to HEP in 2005 and 2009);

•	HEP CPTA (crude pipelines and tankage throughput agreement expiring in 2023 that relates to the crude pipelines and tankage assets sold to HEP in 2008);
•	HEP PTTA (pipeline, tankage and loading rack throughput agreement expiring in 2024 that relates to the Tulsa east storage tank and loading rack facilities acquired in 2009 and 2010);
•	HEP RPA (pipeline throughput agreement expiring in 2024 that relates to the Roadrunner Pipeline sold to HEP in 2009);
•	HEP ETA (equipment and throughput agreement expiring in 2024 that relates to the Tulsa west loading rack facilities sold to HEP in 2009); and
•	HEP ATA (loading rack throughput agreement expiring in 2025 that relates to the Lovington asphalt loading rack facility sold to HEP in March 2010).
Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP’s pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. These minimum annual payments are adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in PPI or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the HEP IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. As of March 31, 2010, these agreements will result in minimum annualized payments to HEP of $132.4 million.
HEP Equity Offerings
In November 2009, HEP issued 2,185,000 of its common units priced at $35.78 per unit. Aggregate net proceeds of $74.9 million were used to fund the cash portion of HEP’s December 1, 2009 asset acquisitions, to repay outstanding borrowings under HEP’s credit agreement and for general partnership purposes.
Additionally in May 2009, HEP issued 2,192,400 of its common units priced at $27.80 per unit. Net proceeds of $58.4 million were used to repay outstanding borrowings under HEP’s credit agreement and for general partnership purposes.
NOTE 4: Financial Instruments
Our financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, interest rate swaps and debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
Debt consists of outstanding principal under HEP’s revolving credit agreement, our 9.875% senior notes due 2017 (the “Holly 9.875% Senior Notes”), HEP’s 6.25% senior notes due 2015 (the “HEP 6.25% Senior Notes”) and HEP’s 8.25% senior notes due 2018 (the “HEP 8.25% Senior Notes”). The $171 million carrying amount of outstanding debt under HEP’s credit agreement approximates fair value as interest rates are reset frequently using current interest rates. At March 31, 2010, the estimated fair value of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $310.5 million, $175.8 million and $151.5 million, respectively. These fair value estimates are based on market quotes provided from a third-party bank. See Note 10 for additional information on these debt instruments.

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
HEP has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. With respect to this instrument, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of its interest rate swap agreement. The measurements are computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input. See Note 10 for additional information on this interest rate swap, including fair value measurements.
NOTE 5: Earnings Per Share
Basic earnings per share from continuing operations is calculated as income (loss) from continuing operations divided by the average number of shares of common stock outstanding. Diluted earnings per share from continuing operations assumes, when dilutive, the issuance of the net incremental shares from stock options and variable performance shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for income (loss) from continuing operations:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)

Income (loss) from continuing operations	$(28,094)	$21,553

Average number of shares of common stock outstanding	53,094	50,042
Effect of dilutive stock options, variable restricted shares and performance share units	138	129

Average number of shares of common stock outstanding assuming dilution	53,232	50,171

Basic earnings per share from continuing operations	$(0.53)	$0.43

Diluted earnings per share from continuing operations	$(0.53)	$0.43

NOTE 6: Stock-Based Compensation
Holly Corporation
On March 31, 2010, we had three principal share-based compensation plans which are described below (collectively, the “Long-Term Incentive Compensation Plan”). The compensation cost that has been charged against income for these plans was $1.9 million, and $1.3 million for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.8 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods. At March 31, 2010, 1,595,122 shares of common stock were reserved for future grants under the current Long-Term Incentive Compensation Plan, which reservation allows for awards of options, restricted stock or other performance awards.

Additionally, HEP maintains share-based compensation plans for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plans for the three months ended March 31, 2010 and 2009 was $1 million and $0.4 million, respectively.
Stock Options
Under our Long-Term Incentive Compensation Plan and a previous stock option plan, we have granted stock options to certain officers and other key employees. All the options have been granted at prices equal to the market value of the shares at the time of the grant and normally expire on the tenth anniversary of the grant date. These awards generally vest 20% at the end of each of the five years after the grant date. There have been no options granted since December 2001. The fair value on the date of grant for each option awarded was estimated using the Black-Scholes option pricing model.
A summary of option activity and changes during the three months ended March 31, 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)

Outstanding and exercisable at January 1, 2010	40,200	$2.98
Exercised	(20,700)	2.98

Outstanding and exercisable at March 31, 2010	19,500	$2.98	9 months	$486

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009, was $0.5 million and $0.3 million, respectively.
Cash received from option exercises under the stock option plans was $61,000 and $45,000 for the three months ended March 31, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $199,000 and $122,000 for the three months ended March 31, 2010 and 2009, respectively.
Restricted Stock
Under our Long-Term Incentive Compensation Plan, we grant certain officers, other key employees and outside directors restricted stock awards with substantially all awards vesting generally over a period of one to five years. Although ownership of the shares does not transfer to the recipients until after the shares vest, recipients generally have dividend rights on these shares from the date of grant. The vesting for certain key executives is contingent upon certain performance targets being realized. The fair value of each share of restricted stock awarded, including the shares issued to the key executives, was measured based on the market price as of the date of grant and is being amortized over the respective vesting period.
A summary of restricted stock activity and changes during the three months ended March 31, 2010 is presented below:

		Weighted-
		Average Grant	Aggregate
		Date Fair	Intrinsic Value
Restricted Stock	Grants	Value	($000)

Outstanding at January 1, 2010 (non-vested)	284,450	$31.82
Vesting and transfer of ownership to recipients	(91,000)	17.85
Granted	165,108	48.65

Outstanding at March 31, 2010 (non-vested)	358,558	$33.95	$10,007

The total fair value of restricted stock vested and transferred to recipients during the three months ended March 31, 2010 and 2009 was $1.6 million and $3.4 million, respectively. As of March 31, 2010, there was $5 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.
Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years. Under the terms of our performance share unit grants, awards are subject to financial performance criteria.
During the three months ended March 31, 2010, we granted 110,489 performance share units with a fair value based on our grant date closing stock price of $29.17. These units are payable in stock and are subject to certain financial performance criteria.
The fair value of each performance share unit award is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of March 31, 2010, estimated share payouts for outstanding non-vested performance share unit awards ranged from 125% to 130%.
A summary of performance share unit activity and changes during the three months ended March 31, 2010 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2010 (non-vested)	215,170
Vesting and transfer of ownership to recipients	(38,653)
Granted	110,489

Outstanding at March 31, 2010 (non-vested)	287,006

For the three months ended March 31, 2010, we issued 66,483 shares of our common stock having a fair value of $2.2 million related to vested performance share units, representing a 172% payout. Based on the weighted average grant date fair value of $3.2 million, there was $6.4 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
NOTE 7: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consists of cash and cash equivalents at March 31, 2010. In addition, we own 1,000,000 shares of Connacher Oil and Gas Limited common stock that were received as partial consideration upon our sale of our Montana refinery in 2006.
At times we also invest available cash in highly-rated marketable debt securities, primarily issued by government entities that have maturities at the date of purchase of greater than three months.
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

The following is a summary of our available-for-sale securities:

	Available-for-Sale Securities
			Estimated
		Gross	Fair Value
	Amortized	Unrealized	(Net Carrying
	Cost	Gain	Amount)
	(In thousands)
March 31, 2010

Equity securities	$604	$863	$1,467

December 31, 2009

Equity securities	$604	$619	$1,223

For the three months ended March 31, 2009, we received $183.1 million related to sales and maturities of marketable debt securities.
NOTE 8: Inventories
Inventory consists of the following components:

	March 31,	December 31,
	2010	2009
	(In thousands)

Crude oil	$120,246	$60,874
Other raw materials and unfinished products (1)	53,690	42,783
Finished products (2)	202,177	155,925
Process chemicals (3)	22,660	22,823
Repairs and maintenance supplies and other	22,249	21,108

Total inventory	$421,022	$303,513

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include catalysts, additives and other chemicals.
NOTE 9: Environmental
Consistent with our accounting policy for environmental remediation costs, we expensed $1.4 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively, for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheets was $31.3 million and $30.4 million at March 31, 2010 and December 31, 2009, respectively, of which $24.6 million and $24.2 million, respectively, were classified as other long-term liabilities. These liabilities include $22.3 million of environmental obligations that we assumed in connection with our Tulsa Refinery west facility acquired on June 1, 2009 and our Tulsa Refinery east facility acquired on December 1, 2009. Costs of future expenditures for environmental remediation that are expected to be incurred over the next several years are not discounted to their present value.

NOTE 10: Debt
Credit Facilities
We have a $370 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. The credit agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at March 31, 2010. At March 31, 2010, we had no outstanding borrowings and letters of credit totaling $114.5 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $255.5 million at March 31, 2010. We entered into an amendment to the Holly Credit Agreement on May 6, 2010 that changed certain financial covenants and provided other enhancements to the agreement.
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions and working capital and for other general partnership purposes. At March 31, 2010, HEP had outstanding borrowings totaling $171 million under the HEP Credit Agreement, with unused borrowing capacity of $129 million. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets. HEP assets that are included in our Consolidated Balance Sheet at March 31, 2010 consist of $16.6 million in cash and cash equivalents, $21 million in accounts receivable and other current assets, $491.7 million in properties, plants and equipment, net and $156.7 million in intangible and other assets. Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. During the first quarter of 2010, our previous agreements to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement were terminated.
Holly Senior Notes Due 2017
In June 2009, we issued $200 million in aggregate principal amount of the Holly 9.875% Senior Notes. A portion of the $188 million in net proceeds received was used for post-closing payments for inventories of crude oil and refined products acquired from Sunoco following the closing of the Tulsa Refinery west facility purchase on June 1, 2009. In October 2009, we issued an additional $100 million aggregate principal amount as an add-on offering to the Holly 9.875% Senior Notes that was used to fund the cash portion of our acquisition of Sinclair’s 75,000 BPSD refinery located in Tulsa, Oklahoma.
The $300 million aggregate principal amount of Holly 9.875% Senior Notes mature on June 15, 2017. The Holly 9.875% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the Holly 9.875% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Holly 9.875% Senior Notes.
HEP Senior Notes Due 2018 and 2015
In March 2010, HEP issued $150 million in aggregate principal amount of HEP 8.25% Senior Notes maturing March 15, 2018. A portion of the $147.5 million in net proceeds received was used to fund HEP’s $93 million purchase of certain storage assets at our Tulsa Refinery east facility and Navajo Refinery Lovington facility on March 31, 2010. Additionally, HEP used a portion to repay $42 million in outstanding HEP Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital, capital expenditures and possible future acquisitions.
The HEP 6.25% Senior Notes having an aggregate principal amount of $185 million mature March 1, 2015 and are registered with the SEC. The HEP 6.25% Senior Notes and HEP 8.25% Senior Notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. However, any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. During the first quarter of 2010, our previous agreement to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to $35 million of the principal amount of the HEP 6.25% Senior Notes was terminated.
Holly Financing Obligation
On October 20, 2009, we sold to Plains a portion of the crude oil petroleum storage, and certain refining-related crude oil receiving pipeline facilities located at our Tulsa Refinery east facility. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits with Plains for crude oil purchased by them and delivered to our Tulsa Refinery west facility for storage. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing obligation. As a result, we retained these assets on our books and recorded a liability representing the $40 million in proceeds received.
The carrying amounts of long-term debt are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Holly 9.875% Senior Notes
Principal	$300,000	$300,000
Unamortized discount	(11,295)	(11,549)

	288,705	288,451
Holly Financing Obligation
Principal	39,563	39,809

Total Holly long-term debt	$328,268	$328,260

HEP Credit Agreement	$171,000	$206,000

HEP 6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(12,934)	(13,593)
Unamortized premium – dedesignated fair value hedge	1,704	1,791

	173,770	173,198
HEP 8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,443)	—

	147,557	—

Total HEP long-term debt	$492,327	$379,198

Interest Rate Risk Management
HEP uses interest rate swaps (derivative instruments) to manage its exposure to interest rate risk.
As of March 31, 2010, HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $171 million HEP Credit Agreement advance. This interest rate swap effectively converts its $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of March 31, 2010. The maturity date of this swap contract is February 28, 2013.

HEP designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that this interest rate swap is effective in offsetting the variability in interest payments on the $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the swap against the expected future interest payments on the $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of March 31, 2010, HEP had no ineffectiveness on its cash flow hedge.
Additional information on HEP’s interest rate swap at March 31, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$10,502	Accumulated other comprehensive loss	$10,502

In the first quarter of 2010, HEP settled two interest rate swaps. HEP had an interest rate swap contract that effectively converted interest expense associated with $60 million of the HEP 6.25% Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). HEP had an additional interest rate swap contract that effectively unwound the effects of the Variable Rate Swap, converting $60 million of the previously hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”), effectively fixing interest at a 4.75% rate. Upon settlement of the Variable Rate and Fixed Rate Swaps, HEP received $1.9 million and paid $3.6 million, respectively.
For the three months ended March 31, 2010 and 2009, HEP recognized $1.5 million and $0.2 million, respectively, in interest expense attributable to fair value adjustments to these interest rate swaps.
HEP has a deferred hedge premium that relates to the application of hedge accounting to the Variable Rate Swap prior to its hedge dedesignation in 2008. This deferred hedge premium having a balance of $1.7 million at March 31, 2010, is being amortized as a reduction to interest expense over the remaining term of the HEP 6.25% Senior Notes.
NOTE 11: Equity
Changes to equity during the three months ended March 31, 2010 are presented below:

	Holly Corporation
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity
	(In thousands)

Balance at December 31, 2009	$619,039	$588,742	$1,207,781

Net income (loss)	(28,094)	4,840	(23,254)
Dividends	(7,990)	—	(7,990)
Distributions to noncontrolling interest holders	—	(11,963)	(11,963)
Other comprehensive income (loss)	500	(1,936)	(1,436)
Contribution from joint venture partner	—	1,250	1,250
Issuance of common stock upon exercise of stock options	61	—	61
Tax benefit from stock options	199	—	199
Equity based compensation	1,941	966	2,907
Tax expense from equity based compensation arrangements	(1,244)	—	(1,244)
Purchase of HEP units for restricted grants	—	(1,745)	(1,745)
Purchase of treasury stock (1)	(1,055)	—	(1,055)

Balance at March 31, 2010	$583,357	$580,154	$1,163,511

(1)	Includes shares purchased under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock.

During the three months ended March 31, 2010, we repurchased at market price from certain executives and employees 44,406 shares of our common stock at a cost of $1.1 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.
NOTE 12: Other Comprehensive Income (Loss)
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax
		Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2010
Unrealized gain on available-for-sale securities	$244	$94	$150
Unrealized loss on HEP cash flow hedge	(1,362)	224	(1,586)

Other comprehensive loss	(1,118)	318	(1,436)
Less other comprehensive loss attributable to noncontrolling interest	(1,936)	—	(1,936)

Other comprehensive income attributable to Holly stockholders	$818	$318	$500

Three Months Ended March 31, 2009
Unrealized loss on available-for-sale securities	$(227)	$(89)	$(138)
Unrealized loss on HEP cash flow hedge	(250)	(44)	(206)

Other comprehensive loss	(477)	(133)	(344)
Less other comprehensive loss attributable to noncontrolling interest	(136)	—	(136)

Other comprehensive loss attributable to Holly stockholders	$(341)	$(133)	$(208)

The temporary unrealized gain on available-for-sale securities is due to changes in market prices of securities.
Accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets includes:

	March 31,	December 31,
	2010	2009
	(In thousands)

Pension obligation adjustment	$(21,774)	$(21,774)
Retiree medical obligation adjustment	(1,749)	(1,749)
Unrealized gain on available-for-sale securities	529	379
Unrealized loss on HEP cash flow hedge, net of minority interest	(2,206)	(2,556)

Accumulated other comprehensive loss	$(25,200)	$(25,700)

NOTE 13: Retirement Plan
We have a non-contributory defined benefit retirement plan that covers most of our employees who were hired prior to January 1, 2007. Our policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.
The retirement plan is frozen to employees hired subsequent to 2006 and not covered by collective bargaining agreements with labor unions. To the extent an employee was hired prior to January 1, 2007, and elected to participate in automatic contributions features under our defined contribution plan, their participation in future benefits of the retirement plan was frozen.

The net periodic pension expense consisted of the following components:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Service cost – benefit earned during the quarter	$1,141	$1,088
Interest cost on projected benefit obligations	1,286	1,231
Expected return on plan assets	(1,124)	(1,002)
Amortization of prior service cost	98	98
Amortization of net loss	624	19

Net periodic pension expense	$2,025	$1,434

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2010 and 2009 net periodic benefit cost. We expect to contribute between zero and $10 million to the retirement plan in 2010.
NOTE 14: Contingencies
In May 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the FERC in proceedings brought by us and other parties against SFPP, L.P. (“SFPP”). These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona on SFPP’s East Line. The Court of Appeals in its May 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. The income tax issue and the other remaining issues relating to SFPP’s obligations to shippers are being handled by the FERC in a single compliance proceeding covering the period from 1992 through May 2006. We currently estimate that, as a result of the May 2007 Court of Appeals decision and prior rulings by the Court of Appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the period January 1992 through May 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1992 through July 2000. On April 16, 2010, a settlement among us, SFPP, and other shippers was filed with FERC for its approval. If approved the settlement would finally resolve the amount of additional payments SFPP owes us for the period January 2002 through May 2006. The proposed settlement remains subject to final appeal by FERC.
We and other shippers have been engaged in settlement discussions with SFPP on remaining issues relating to East Line service in the FERC proceedings. A partial settlement covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of approximately $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at the FERC with SFPP a settlement covering the period from December 2008 through November 2010. The FERC approved the settlement on January 29, 2009. The settlement reduced SFPP’s current rates and required SFPP to make additional payments to us of approximately $2.9 million, which were received on May 18, 2009.
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
The Refining segment includes the operations of our Navajo, Woods Cross, and Tulsa Refineries and Holly Asphalt. The Refining segment involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. The petroleum products produced by the Refining segment are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, the Refining segment also includes specialty lubricant products produced at our Tulsa Refinery that are marketed throughout North America and are distributed in Central and South America. Holly Asphalt manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.
HEP, a consolidated VIE, owns and operates a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico, Utah and Oklahoma. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon USA, Inc., by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its storage tanks and terminals. The HEP segment also includes a 25% interest in SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Our revaluation of HEP’s assets and liabilities at March 1, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.
The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009.

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP (1)	and Other	Eliminations	Total
	(In thousands)

Three Months Ended March 31, 2010
Sales and other revenues	$1,867,174	$40,689	$66	$(33,639)	$1,874,290
Depreciation and amortization	$20,726	$6,805	$521	$(295)	$27,757
Income (loss) from operations	$(24,579)	$18,261	$(15,767)	$(659)	$(22,744)
Capital expenditures	$28,272	$1,911	$915	$—	$31,098

Three Months Ended March 31, 2009
Sales and other revenues	$636,910	$29,332	$99	$(18,311)	$648,030
Depreciation and amortization	$11,951	$5,578	$2,552	$—	$20,081
Income (loss) from operations	$38,705	$12,078	$(12,992)	$—	$37,791
Capital expenditures	$88,238	$10,570	$420	$—	$99,228

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP (1)	and Other	Eliminations	Total
	(In thousands)
March 31, 2010
Cash, cash equivalents and investments in marketable securities	$—	$16,609	$78,147	$—	$94,756
Total assets	$2,392,006	$686,022	$335,538	$(31,239)	$3,382,327

December 31, 2009
Cash, cash equivalents and investments in marketable securities	$—	$2,508	$123,311	$—	$125,819
Total assets	$2,142,317	$641,775	$392,007	$(30,160)	$3,145,939

(1)	HEP segment revenues from external customers were $7.1 million and $11 million for the three months ended March 31, 2010 and 2009, respectively.
Note 16: Supplemental Guarantor/Non-Guarantor Financial Information
Our obligations under the Holly 9.875% Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP in which we have a 34% ownership interest and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.
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

Condensed Consolidating Balance Sheet

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
March 31, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,146	$(2,068)	$5,602	$—	$76,680	$16,609	$—	$93,289
Marketable securities	—	1,467	—	—	1,467	—	—	1,467
Accounts receivable	1,048	880,460	(1)	—	881,507	20,456	(18,423)	883,540
Intercompany accounts receivable (payable)	(1,107,093)	726,705	380,388	—	—	—	—	—
Inventories	—	420,857	—	—	420,857	165	—	421,022
Income taxes receivable	30,248	—	—	—	30,248	—	—	30,248
Prepayments and other assets	23,012	60,967	—	—	83,979	349	(2,951)	81,377

Total current assets	(979,639)	2,088,388	385,989	—	1,494,738	37,579	(21,374)	1,510,943

Properties and equipment, net	21,839	971,336	165,126	—	1,158,301	491,701	(11,009)	1,638,993
Investment in subsidiaries	1,992,379	504,018	(391,551)	(2,104,846)	—	—	—	—
Intangibles and other assets	8,259	66,246	—		74,505	156,742	1,144	232,391

Total assets	$1,042,838	$3,629,988	$159,564	$(2,104,846)	$2,727,544	$686,022	$(31,239)	$3,382,327

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,720	$1,155,223	$4,780	$—	$1,167,723	$6,216	$(18,422)	$1,155,517
Accrued liabilities	25,057	21,722	498	—	47,277	13,222	(2,952)	57,547

Total current liabilities	32,777	1,176,945	5,278	—	1,215,000	19,438	(21,374)	1,213,064

Long-term debt	288,705	56,806	—	—	345,511	492,327	(17,243)	820,595
Non-current liabilities	39,824	31,097	—	—	70,921	11,366	—	82,287
Deferred income taxes	97,094	323	502	—	97,919	—	4,951	102,870
Distributions in excess of inv in HEP	—	372,438	—	—	372,438	—	(372,438)	—
Equity – Holly Corporation	584,438	1,992,379	153,784	(2,146,163)	584,438	162,891	(163,972)	583,357
Equity – noncontrolling interest	—	—	—	41,317	41,317	—	538,837	580,154

Total liabilities and equity	$1,042,838	$3,629,988	$159,564	$(2,104,846)	$2,727,544	$686,022	$(31,239)	$3,382,327

Condensed Consolidating Balance Sheet

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
December 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$127,560	$(12,477)	$7,005	$—	$122,088	$2,508	$—	$124,596
Marketable securities	—	1,223	—	—	1,223	—	—	1,223
Accounts receivable	973	759,140	—	—	760,113	18,767	(16,425)	762,455
Intercompany accounts receivable (payable)	(1,134,296)	817,647	316,649	—	—	—	—	—
Inventories	—	303,348	—	—	303,348	165	—	303,513
Income taxes receivable	38,071	1	—	—	38,072	—	—	38,072
Prepayments and other assets	24,940	29,018	—	—	53,958	574	(3,575)	50,957
Current assets of discontinued operations	—	—	—	—	—	2,195	—	2,195

Total current assets	(942,752)	1,897,900	323,654	—	1,278,802	24,209	(20,000)	1,283,011

Properties and equipment, net	21,918	1,005,422	155,413	—	1,182,753	458,521	(11,304)	1,629,970
Investment in subsidiaries	2,010,510	435,970	(314,973)	(2,131,507)	—	—	—	—
Intangibles and other assets	8,752	64,017	—	—	72,769	159,045	1,144	232,958

Total assets	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,968	$974,177	$2,224	$—	$985,369	$6,211	$(16,425)	$975,155
Accrued liabilities	23,752	15,477	709	—	39,938	13,594	(3,575)	49,957

Total current liabilities	32,720	989,654	2,933	—	1,025,307	19,805	(20,000)	1,025,112

Long-term debt	288,451	39,809	—	—	328,260	379,198	—	707,458
Non-current liabilities	37,859	48,137	—	—	85,996	12,349	(17,342)	81,003
Deferred income taxes	119,127	229	278	—	119,634	—	4,951	124,585
Distributions in excess of inv in HEP	—	314,970	—	—	314,970	—	(314,970)	—
Equity – Holly Corporation	620,271	2,010,510	160,883	(2,171,393)	620,271	230,423	(231,655)	619,039
Equity – noncontrolling interest	—	—	—	39,886	39,886	—	548,856	588,742

Total liabilities and equity	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
Three Months Ended		Restricted	Restricted		Consolidation	Subsidiaries
March 31, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$67	$1,867,173	$—	$—	$1,867,240	$40,689	$(33,639)	$1,874,290

Operating costs and expenses:
Cost of products sold	—	1,756,507	(74)	—	1,756,433	—	(32,569)	1,723,864
Operating expenses	—	114,600	—	—	114,600	13,060	(116)	127,544
General and administrative expenses	14,885	421	—	—	15,306	2,563	—	17,869
Depreciation and amortization	943	20,954	(650)	—	21,247	6,805	(295)	27,757

Total operating costs and expenses	15,828	1,892,482	(724)	—	1,907,586	22,428	(32,980)	1,897,034

Income (loss) from operations	(15,761)	(25,309)	724	—	(40,346)	18,261	(659)	(22,744)

Other income (expense):
Equity in earnings (loss) of subsidiaries	(20,108)	6,480	5,929	13,628	5,929	—	(5,929)	—
Interest income (expense)	(9,143)	(1,279)	8	—	(10,414)	(8,104)	855	(17,663)
Other income (expense)	—	—	—	—	—	481	—	481

	(29,251)	5,201	5,937	13,628	(4,485)	(7,623)	(5,074)	(17,182)

Income (loss) from continuing operations before income taxes	(45,012)	(20,108)	6,661	13,628	(44,831)	10,638	(5,733)	(39,926)

Income tax provision	(16,766)	—	—	—	(16,766)	94	—	(16,672)

Net Income (loss)	(28,246)	(20,108)	6,661	13,628	(28,065)	10,544	(5,733)	(23,254)

Less net income attributable to noncontrolling interest	—	—	—	181	181	—	4,659	4,840

Net income (loss) attributable to Holly Corporation stockholders	$(28,246)	$(20,108)	$6,661	$13,447	$(28,246)	$10,544	$(10,392)	$(28,094)

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
Three Months Ended		Restricted	Restricted		Consolidation	Subsidiaries
March 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$98	$636,882	$29	$—	$637,009	$29,332	$(18,311)	$648,030

Operating costs and expenses:
Cost of products sold	—	529,716	123	—	529,839	—	(18,185)	511,654
Operating expenses	—	56,434	—	—	56,434	10,342	(28)	66,748
General and administrative expenses	9,956	564	—	—	10,520	1,334	(98)	11,756
Depreciation and amortization	972	13,214	317	—	14,503	5,578	—	20,081

Total operating costs and expenses	10,928	599,928	440	—	611,296	17,254	(18,311)	610,239

Income (loss) from operations	(10,830)	36,954	(411)	—	25,713	12,078	—	37,791

Other income (expense):
Equity in earnings of subsidiaries	43,414	4,895	5,220	(48,309)	5,220	—	(5,220)	—
Interest income (expense)	391	1,565	8	—	1,964	(6,007)	—	(4,043)
Other income (expense)	—	—	—	—	—	(2,325)	2,500	175

	43,805	6,460	5,228	(48,309)	7,184	(8,332)	(2,720)	(3,868)

Income (loss) from continuing operations before income taxes	32,975	43,414	4,817	(48,309)	32,897	3,745	(2,720)	33,923

Income tax provision	12,039	—	—	—	12,039	73	(263)	11,849

Income from continuing operations	20,936	43,414	4,817	(48,309)	20,858	3,673	(2,457)	22,074

Income from discontinued operations	—	—	—	—	—	1,594	(263)	1,331

Net Income	20,936	43,414	4,817	(48,309)	20,858	5,267	(2,720)	23,405

Less net income attributable to noncontrolling interest	—	—	—	78	(78)	—	1,538	1,460

Net income attributable to Holly Corporation stockholders	$20,936	$43,414	$4,817	$(48,231)	$20,936	$5,267	$(4,258)	$21,945

Condensed Consolidating Statement of Cash Flows

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
Three Months Ended		Restricted	Restricted		Consolidation	Subsidiaries
March 31, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(43,478)	$(59,287)	$2,660	$—	$(100,105)	$18,723	$(8,642)	$(90,024)

Cash flows from investing activities
Additions to properties, plants and equipment – Holly	(915)	(19,209)	(9,063)	—	(29,187)	—	—	(29,187)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(39,145)	37,234	(1,911)
Purchases of marketable securities	—	—	—	—	—	—	—	—
Proceeds from sale of assets	—	37,234	—	—	37,234	—	(37,234)	—

	(915)	18,025	(9,063)	—	8,047	(39,145)	—	(31,098)

Cash flows from financing activities
Proceeds from issuance of senior notes – Holly Energy Partners	—	—	—	—	—	147,540	—	147,540
Net borrowings under credit agreements	—	—	—	—	—	(35,000)	—	(35,000)
Purchase of treasury stock	(1,055)	—	—	—	(1,055)	—	—	(1,055)
Contribution from joint venture partner	—	(3,750)	5,000	—	1,250	—	—	1,250
Dividends	(7,926)	—	—	—	(7,926)	—	—	(7,926)
Distributions to noncontrolling interest	—	—	—	—	—	(20,506)	8,543	(11,963)
Issuance of common units upon exercise of stock options	61	—	—	—	61	—	—	61
Excess tax expense from equity based compensation	(1,045)	—	—	—	(1,045)	—	—	(1,045)
Purchase price in excess of transferred basis in assets	—	55,766	—	—	55,766	(55,766)	—	—
Purchase of units for HEP restricted grants		—	—	—	—	(1,745)	—	(1,745)
Other financing activities, net	(56)	(345)	—	—	(401)	—	99	(302)

	(10,021)	51,671	5,000	—	46,650	34,523	8,642	89,815

Cash and cash equivalents
Increase (decrease) for the period	(54,414)	10,409	(1,403)	—	(45,408)	14,101	—	(31,307)
Beginning of period	127,560	(12,477)	7,005	—	122,088	2,508	—	124,596

End of period	$73,146	$(2,068)	$5,602	$—	$76,680	$16,609	$—	$93,289

Condensed Consolidating Statement of Cash Flows

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Three Months Ended March 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(90,387)	$85,748	$(330)	$—	$(4,969)	$9,556	$(6,902)	$(2,315)

Cash flows from investing activities
Additions to properties, plants and equipment – Holly	(419)	(76,673)	(11,566)	—	(88,658)	—	—	(88,658)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(10,570)	—	(10,570)
Investment in SLC Pipeline	—	—	—	—	—	(25,500)	—	(25,500)
Purchases of marketable securities	(128,707)	—	—	—	(128,707)	—	—	(128,707)
Sales and maturities of marketable securities	183,096	—	—	—	183,096	—	—	183,096

	53,970	(76,673)	(11,566)	—	(34,269)	(36,070)	—	(70,339)

Cash flows from financing activities
Net repayments under credit agreement	55,000	—	—	—	55,000	40,000	—	95,000
Purchase of treasury stock	(1,214)	—	—	—	(1,214)	—	—	(1,214)
Contribution from joint venture partner	—	(8,250)	13,000	—	4,750	(13,818)	13,818	4,750
Dividends	(7,502)	—	—	—	(7,502)	—	—	(7,502)
Distributions to noncontrolling interest	—	—	—	—	—	—	(6,916)	(6,916)
Issuance of common units upon exercise of stock options	45	—	—	—	45	—	—	45
Excess tax benefit from equity based compensation	2,180	—	—	—	2,180	—	—	2,180
Purchase of units for HEP restricted grants	—	—	—	—	—	(616)	—	(616)

	48,509	(8,250)	13,000	—	53,259	25,566	6,902	85,727

Cash and cash equivalents
Increase (decrease) for the period	12,092	825	1,104	—	14,021	(948)	—	13,073
Beginning of period	33,316	(1,182)	3,402	—	35,536	5,269	—	40,805

End of period	$45,408	$(357)	$4,506	$—	$49,557	$4,321	$—	$53,878

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person. For periods after our reconsolidation of Holly Energy Partners, L.P. (“HEP”) effective March 1, 2008, the words “we,” “our,” “ours” and “us” generally include HEP and its subsidiaries as consolidated subsidiaries of Holly Corporation with certain exceptions where there are transactions or obligations between HEP and Holly Corporation or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of Holly Corporation. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.
OVERVIEW
We are principally an independent petroleum refiner operating three refineries consisting of refinery facilities in Artesia and Lovington, New Mexico (collectively, the “Navajo Refinery”), Woods Cross, Utah (the “Woods Cross Refinery”) and two refinery facilities in Tulsa, Oklahoma (the “Tulsa Refinery”). As of March 31, 2010, our refineries had a combined crude capacity of 256,000 BPSD. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At March 31, 2010, we also owned a 34% interest in HEP (including the 2% general partner interest) which owns and operates pipeline and terminalling assets, and owns a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”).
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel, jet fuel and specialty lubricant products in markets in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. For the three months ended March 31, 2010, sales and other revenues were $1,874.3 million and net loss attributable to Holly Corporation stockholders was $28.1 million. For the three months ended March 31, 2009, sales and other revenues from continuing operations were $648 million and net income attributable to Holly Corporation stockholders was $21.9 million. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the three months ended March 31, 2010 were $1,897 million compared to $610.2 million for the three months ended March 31, 2009.
On June 1, 2009, we acquired an 85,000 BPSD refinery located in Tulsa, Oklahoma (the “Tulsa Refinery west facility”) from an affiliate of Sunoco, Inc. (“Sunoco”) for $157.8 million in cash, including crude oil, refined product and other inventories valued at $92.8 million. The refinery produces fuel products including gasoline, diesel fuel and jet fuel and serves markets in the Mid-Continent region of the United States and also produces specialty lubricant products that are marketed throughout North America and are distributed in Central and South America.
On December 1, 2009, we acquired a 75,000 BPSD refinery that is also located in Tulsa, Oklahoma (the “Tulsa Refinery east facility”) from an affiliate of Sinclair Oil Company (“Sinclair”) for $183.3 million, including crude oil, refined product and other inventories valued at $46.4 million. The refinery produces gasoline, diesel fuel and jet fuel products and also serves markets in the Mid-Continent region of the United States. We are in the process of integrating the operations of both Tulsa Refinery facilities (collectively, the “Tulsa Refinery”). Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD.
Separately, HEP, also a party to the December 1, 2009 transaction with Sinclair, acquired certain logistics and storage assets located at our Tulsa Refinery east facility. See “Note 3 — Holly Energy Partners” to the Consolidated Financial Statements under Item 1 for additional information on this transaction as well as HEP’s 2010 and 2009 asset acquisitions from us.
Also on December 1, 2009, HEP sold its 70% interest in Rio Grande to a subsidiary of Enterprise Products Partners LP for $35 million. Results of operations of Rio Grande are presented in discontinued operations.

RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	March 31,		Change from 2009
	2010	2009	Change	Percent
	(In thousands, except per share data)

Sales and other revenues	$1,874,290	$648,030	$1,226,260	189.2%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,723,864	511,654	1,212,210	236.9
Operating expenses (exclusive of depreciation and amortization)	127,544	66,748	60,796	91.1
General and administrative expenses (exclusive of depreciation and amortization)	17,869	11,756	6,113	52.0
Depreciation and amortization	27,757	20,081	7,676	38.2

Total operating costs and expenses	1,897,034	610,239	1,286,795	210.9

Income (loss) from operations	(22,744)	37,791	(60,535)	(160.2)
Other income (expense):
Equity in earnings of SLC Pipeline	481	175	306	174.9
Interest income	59	2,196	(2,137)	(97.3)
Interest expense	(17,722)	(6,239)	(11,483)	184.1

	(17,182)	(3,868)	(13,314)	344.2

Income (loss) from continuing operations before income taxes	(39,926)	33,923	(73,849)	(217.7)
Income tax provision	(16,672)	11,849	(28,521)	(240.7)

Income (loss) from continuing operations	(23,254)	22,074	(45,328)	(205.3)
Income from discontinued operations, net of taxes	—	1,331	(1,331)	(100.0)

Net income (loss)	(23,254)	23,405	(46,659)	(199.4)

Less net income attributable to noncontrolling interest	4,840	1,460	3,380	231.5

Net income (loss) attributable to Holly Corporation stockholders	$(28,094)	$21,945	$(50,039)	(228.0)%

Earnings attributable to Holly Corporation stockholders:
Income (loss) from continuing operations	$(28,094)	$21,553	$(49,647)	(230.3)%
Income from discontinued operations	—	392	(392)	(100.0)

Net income (loss)	$(28,094)	$21,945	$(50,039)	(228.0)%

Earnings per share attributable to Holly Corporation stockholders – basic and diluted:
Income (loss) from continuing operations	$(0.53)	$0.43	$(0.96)	(223.3)%
Income from discontinued operations	—	0.01	(0.01)	(100.0)

Net income (loss)	$(0.53)	$0.44	$(0.97)	(220.5)%

Cash dividends declared per common share	$0.15	$0.15	$—	—%

Average number of common shares outstanding:
Basic	53,094	50,042	3,052	6.1%
Diluted	53,232	50,171	3,061	6.1%

Balance Sheet Data (Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)

Cash, cash equivalents and investments in marketable securities	$94,756	$125,819
Working capital	$297,879	$257,899
Total assets	$3,382,327	$3,145,939
Long-term debt – Holly Corporation	$328,268	$328,260
Long-term debt – Holly Energy Partners	$492,327	$379,198
Total equity	$1,163,511	$1,207,781
Other Financial Data (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net cash used for operating activities	$(90,024)	$(2,315)
Net cash used for investing activities	$(31,098)	$(70,339)
Net cash provided by financing activities	$89,815	$85,727
Capital expenditures	$31,098	$99,228
EBITDA from continuing operations (1)	$654	$57,526

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

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Sales and other revenues
Refining (1)	$1,867,174	$636,910
HEP (2)	40,689	29,332
Corporate and Other	66	99
Eliminations	(33,639)	(18,311)

Consolidated	$1,874,290	$648,030

Operating income (loss)
Refining (1)	$(24,579)	$38,705
HEP (2)	18,261	12,078
Corporate and Other	(15,767)	(12,992)
Eliminations	(659)	—

Consolidated	$(22,744)	$37,791

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

(2)
The HEP segment involves all of the operations of HEP. HEP owns and operates a system of petroleum product and crude gathering pipelines and refinery tankage in Texas, New Mexico, Oklahoma and Utah, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, Oklahoma and Washington. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, HEP owns a 25% interest in the SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations.

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

	Three Months Ended
	March 31,
	2010	2009
Navajo Refinery
Crude charge (BPD) (1)	78,910	57,685
Refinery production (BPD) (2)	87,530	63,061
Sales of produced refined products (BPD)	86,930	62,147
Sales of refined products (BPD) (3)	90,120	71,138

Refinery utilization (4)	78.9%	67.9%

Average per produced barrel (5)
Net sales	$88.06	$57.37
Cost of products (6)	82.96	44.92

Refinery gross margin	5.10	12.45
Refinery operating expenses (7)	5.18	6.17

Net operating margin	$(0.08)	$6.28

Feedstocks:
Sour crude oil	87%	87%
Sweet crude oil	4%	8%
Other feedstocks and blends	9%	5%

Total	100%	100%

Sales of produced refined products:
Gasolines	59%	61%
Diesel fuels	30%	31%
Jet fuels	4%	1%
Fuel oil	4%	1%
Asphalt	1%	3%
LPG and other	2%	3%

Total	100%	100%

	Three Months Ended
	March 31,
	2010	2009
Woods Cross Refinery
Crude charge (BPD) (1)	25,680	23,309
Refinery production (BPD) (2)	26,540	23,286
Sales of produced refined products (BPD)	28,170	27,024
Sales of refined products (BPD) (3)	28,360	27,664

Refinery utilization (4)	82.8%	75.2%

Average per produced barrel (5)
Net sales	$89.52	$50.31
Cost of products (6)	74.72	39.57

Refinery gross margin	14.80	10.74
Refinery operating expenses (7)	6.20	6.92

Net operating margin	$8.60	$3.82

Feedstocks:
Sour crude oil	8%	3%
Sweet crude oil	61%	66%
Black wax crude oil	28%	29%
Other feedstocks and blends	3%	2%

Total	100%	100%

Sales of produced refined products:
Gasolines	64%	68%
Diesel fuels	28%	23%
Jet fuels	1%	1%
Fuel oil	1%	4%
Asphalt	3%	1%
LPG and other	3%	3%

Total	100%	100%

Tulsa Refinery
Crude charge (BPD) (1)	103,600	—
Refinery production (BPD) (2)	102,890	—
Sales of produced refined products (BPD)	98,760	—
Sales of refined products (BPD) (3)	100,620	—

Refinery utilization (4)	82.9%	—%

Average per produced barrel (5)
Net sales	$86.22	$—
Cost of products (6)	82.89	—

Refinery gross margin	3.33	—
Refinery operating expenses (7)	5.91	—

Net operating margin	$(2.58)	$—

Feedstocks:
Sweet crude oil	100%	—%

Sales of produced refined products:
Gasolines	41%	—%
Diesel fuels	30%	—%
Jet fuels	9%	—%
Lubricants	10%	—%
Asphalt	4%	—%
Gas oil / intermediates	2%	—%
LPG and other	4%	—%

Total	100%	—%

	Three Months Ended
	March 31,
	2010	2009
Consolidated
Crude charge (BPD) (1)	208,190	80,994
Refinery production (BPD) (2)	216,960	86,347
Sales of produced refined products (BPD)	213,860	89,171
Sales of refined products (BPD) (3)	219,100	98,802

Refinery utilization (4)	81.3%	69.8%

Average per produced barrel (5)
Net sales	$87.40	$55.23
Cost of products (6)	81.84	43.30

Refinery gross margin	5.56	11.93
Refinery operating expenses (7)	5.65	6.40

Net operating margin	$(0.09)	$5.53

Feedstocks:
Sour crude oil	36%	64%
Sweet crude oil	56%	24%
Black wax crude oil	3%	8%
Other feedstocks and blends	5%	4%

Total	100%	100%

Sales of produced refined products:
Gasolines	51%	63%
Diesel fuels	30%	29%
Jet fuels	6%	1%
Fuel oil	2%	2%
Asphalt	3%	2%
Lubricants	4%	—%
Gas oil / intermediates	1%	—%
LPG and other	3%	3%

Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)
Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased by 15,000 BPSD effective April 1, 2009 (our Navajo Refinery expansion) and 85,000 BPSD effective June 1, 2009 (our Tulsa Refinery west facility acquisition) and 40,000 BPSD effective December 1, 2009 (our Tulsa Refinery east facility acquisition), increasing our consolidated crude capacity to 256,000 BPSD.

(5)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(7)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

Results of Operations — Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Summary
Net loss attributable to Holly Corporation stockholders for the three months ended March 31, 2010 was $28.1 million ($0.53 per basic and diluted share), a $50 million decrease compared to net income of $21.9 million ($0.43 per basic and diluted share) for the three months ended March 31, 2009. Net income decreased principally due to industry-wide, low refinery gross margins during the three months ended March 31, 2010. Overall refinery gross margins for the three months ended March 31, 2010 were $5.56 per produced barrel compared to $11.93 for the three months ended March 31, 2009.
Overall production levels for the three months ended March 31, 2010 increased by 151% over the same period of 2009 due to production from our recently acquired Tulsa Refinery facilities combined with higher production levels at our Navajo and Woods Cross Refineries. Additionally, production levels were lower during the first quarter of 2009 due to scheduled downtime during a planned major maintenance turnaround at our Navajo Refinery.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 189% from $648 million for the three months ended March 31, 2009 to $1,874.3 million for the three months ended March 31, 2010, due principally to the effects of a 140% increase in year-over-year first quarter volumes of produced refined products sold combined with an overall increase in sales prices of produced refined products sold. The average sales price we received per produced barrel sold increased 58% from $55.23 for the three months ended March 31, 2009 to $87.40 for the three months ended March 31, 2010. Sales and other revenues for the three months ended March 31, 2010 and 2009, include $7.1 million and $11 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold increased 237% from $511.7 million for the three months ended March 31, 2009 to $1,723.9 million for the three months ended March 31, 2010, due principally to significantly higher crude oil costs combined with a 140% increase in volumes of produced refined products sold. The average price we paid per produced barrel sold for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 89% from $43.30 for the three months ended March 31, 2009 to $81.84 for the three months ended March 31, 2010.
Gross Refinery Margins
Gross refinery margin per produced barrel decreased 53% from $11.93 for the three months ended March 31, 2009 to $5.56 for the three months ended March 31, 2010 due to the effects of a increase in the average price we paid per barrel of crude oil and feedstocks, partially offset by an increase in the average sales price we received per produced barrel sold. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 91% from $66.7 million for the three months ended March 31, 2009 to $127.5 million for the three months ended March 31, 2010, due principally to the inclusion of costs attributable to the operations of our Tulsa Refinery facilities acquired in June and December 2009, and higher refinery utility costs.
General and Administrative Expenses
General and administrative expenses increased 52% from $11.8 million for the three months ended March 31, 2009 to $17.9 million for the three months ended March 31, 2010, due principally to costs associated with the support and integration of our Tulsa Refinery operations, increased payroll costs and professional services.
Depreciation and Amortization Expenses
Depreciation and amortization increased 38% from $20.1 million for the three months ended March 31, 2009 to $27.8 million for the three months ended March 31, 2010. The increase was due principally to depreciation and amortization attributable to our Tulsa Refinery facilities and capitalized refinery improvement projects in 2009.

Interest Expense
Interest expense was $17.7 million for the three months ended March 31, 2010 compared to $6.2 million for the three months ended March 31, 2009. The increase was due principally to interest incurred on the $300 million Holly 9.875% senior notes due 2017. For the three months ended March 31, 2010 and 2009, interest expense included $8.1 million and $6 million, respectively, in interest costs attributable to HEP operations.
Income Taxes
For the three months ended March 31, 2010 we recorded an income tax benefit of $16.7 million compared to income tax expense of $11.8 million for the three months ended March 31, 2009. This decrease was due principally to our net loss for the three months ended March 31, 2010.
Discontinued Operations
On December 1, 2009, HEP sold its 70% interest in Rio Grande. Rio Grande operations generated earnings, net of HEP’s noncontrolling interest in discontinued operations, of $1.3 million for the three months ended March 31, 2009.
LIQUIDITY AND CAPITAL RESOURCES
Holly Credit Agreement
We have a $370 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. The Holly Credit Agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at March 31, 2010. At March 31, 2010, we had no outstanding borrowings and letters of credit totaling $114.5 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $255.5 million at March 31, 2010.
Refinery gross margins were substantially reduced in the first quarter of 2010 and the fourth quarter of 2009, resulting in two consecutive quarterly losses. We entered into an amendment to the Holly Credit Agreement on May 6, 2010 that changed certain financial covenants and provided other enhancements to the agreement. We expect to be in compliance with the Holly Credit Agreement covenant requirements as long as refinery margins show marked improvement over the levels experienced in the first quarter of 2010 and the fourth quarter of 2009. If a situation were to arise in which margins stayed depressed for a prolonged period of time, we could potentially need to renegotiate certain covenants under the Holly Credit Agreement.
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
HEP Credit Agreement
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions, working capital and for other general partnership purposes. At March 31, 2010, HEP had outstanding borrowings totaling $171 million under the HEP Credit Agreement, with unused borrowing capacity of $129 million. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets. HEP assets that are included in our Consolidated Balance Sheet at March 31, 2010 consist of $16.6 million in cash and cash equivalents, $21 million in accounts receivable and other current assets, $491.7 million in properties, plants and equipment, net and $156.7 million in intangible and other assets. Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. During the first quarter of 2010, our previous agreements to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement were terminated.

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
Holly Senior Notes Due 2017
In June 2009, we issued $200 million in aggregate principal amount of 9.875% senior notes maturing June 15, 2017 (the “Holly 9.875% Senior Notes”). A portion of the $188 million in net proceeds received was used for post-closing payments for inventories of crude oil and refined products acquired from Sunoco following the closing of the Tulsa Refinery west facility purchase on June 1, 2009. In October 2009, we issued an additional $100 million aggregate principal amount as an add-on offering to the Holly 9.875% Senior Notes that was used to fund the cash portion of our acquisition of the Tulsa Refinery east facility.
The Holly 9.875% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the Holly 9.875% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Holly 9.875% Senior Notes.
HEP Senior Notes Due 2018 and 2015
In March 2010, HEP issued $150 million in aggregate principal amount of 8.25% senior notes maturing March 15, 2018 (the “HEP 8.25% Senior Notes”). A portion of the $147.5 million in net proceeds received was used to fund HEP’s $93 million purchase of certain storage assets at our Tulsa Refinery east facility and Navajo Refinery Lovington facility on March 31, 2010. Additionally, HEP used a portion to repay $42 million in outstanding HEP Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital, capital expenditures and possible future acquisitions.
HEP also has $185 million in aggregate principal amount of 6.25% senior notes maturing March 1, 2015 (the “HEP 6.25% Senior Notes”) that are registered with the SEC. The HEP 6.25% Senior Notes and HEP 8.25% Senior Notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.
Indebtedness under the HEP Senior Notes is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. However, any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. During the first quarter of 2010, our previous agreement to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to $35 million of the principal amount of the HEP 6.25% Senior Notes was terminated.
See “Risk Management” for a discussion of HEP’s interest rate swap contracts.

Holly Financing Obligation
On October 20, 2009, we sold approximately 400,000 barrels of crude oil tankage at our Tulsa Refinery west facility as well as certain crude oil pipeline receiving facilities to Plains All American Pipeline, L.P. (“Plains”) for $40 million in cash. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits with Plains for crude oil purchased by them and delivered to our Tulsa Refinery west facility for storage. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing obligation. As a result, we retained these assets on our books and recorded a liability representing the $40 million in proceeds received.
HEP Equity Offerings
In November 2009, HEP closed on a public offering of 2,185,000 of its common units priced at $35.78 per unit. Aggregate net proceeds of $74.9 million were used to fund the cash portion of HEP’s December 1, 2009 asset acquisitions, to repay outstanding borrowings under the HEP Credit Agreement and for general partnership purposes.
Additionally in May 2009, HEP closed a public offering of 2,192,400 of its common units priced at $27.80 per unit. Net proceeds of $58.4 million were used to repay outstanding borrowings under the HEP Credit Agreement and for general partnership purposes.
Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities will provide sufficient resources to fund currently planned capital projects, including our planned integration of the Tulsa Refinery facilities, and our liquidity needs for the foreseeable future. In addition, components of our growth strategy may include construction of new refinery processing units and the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. Our ability to acquire complementary assets will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control.
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of March 31, 2010, we had cash and cash equivalents of $93.3 million and short-term investments in marketable securities of $1.5 million.
Cash and cash equivalents decreased by $31.3 million during the three months ended March 31, 2010. Net cash used for operating activities and investing activities of $90 million and $31.1 million, respectively, exceeded cash provided by financing activities of $89.8 million. Working capital increased by $40 million during the three months ended March 31, 2010.
Cash Flows — Operating Activities
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net cash flows used for operating activities were $90 million for the three months ended March 31, 2010 compared to $2.3 million for the three months ended March 31, 2009, an increase of $87.7 million. Our net loss for the three months ended March 31, 2010 was $23.3 million, a decrease of $46.7 million compared net income of $23.4 million for the three months ended March 31, 2009. Non-cash adjustments consisting of depreciation and amortization, deferred income taxes, equity-based compensation expense, interest rate swap adjustments and noncontrolling interest in earnings of Rio Grande resulted in an increase to operating cash flows of $10.1 million for the three months ended March 31, 2010 compared to $24 million for the same period in 2009. Additionally, SLC Pipeline earnings in excess of distributions decreased operating cash flows by $0.5 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Changes in working capital items decreased cash flows by $71.1 million for the three months ended March 31, 2010 compared to $27.2 million for the three months ended March 31, 2009 due primarily to current quarter acquisitions of heavy crude oil line fill to be processed at our refineries. Additionally, for the three months ended March 31, 2010, turnaround expenditures decreased to $7.3 million from $27 million in 2009 due to the planned major maintenance turnaround at our Navajo Refinery in the first quarter of 2009.

Cash Flows — Investing Activities and Planned Capital Expenditures
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net cash flows used for investing activities were $31.1 million for the three months ended March 31, 2010 compared to $70.3 million for the three months ended March 31, 2009, a decrease of $39.2 million. Cash expenditures for properties, plants and equipment for the first three months of 2010 decreased to $31.1 million from $99.2 million for the same period in 2009. These include HEP capital expenditures of $1.9 million and $10.6 million for the three months ended March 31, 2010 and 2009, respectively. Capital expenditures were significantly higher in the first quarter of 2009 due to a higher level of capital project initiatives in 2009 including refinery expansion projects. During the three months ended March 31, 2009, we invested $128.7 million in marketable securities and received proceeds of $183.1 million from the sale or maturity of marketable securities. Additionally HEP purchased a 25% joint venture interest in the SLC Pipeline for $25.5 million.
Planned Capital Expenditures
Holly Corporation
Each year our Board of Directors approves in our annual capital budget projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total approved capital budget for 2010 is $159.6 million. Additionally, capital costs of $38.8 million have been approved for refinery turnarounds and tank work. We currently expect to spend approximately $165 million in capital costs in 2010, including capital projects approved in prior years. Our capital spending for 2010 is comprised of $48.5 million for projects at the Navajo Refinery, $10.8 million for projects at the Woods Cross Refinery, $46.7 million for projects at the Tulsa Refinery, $55 million for our portion of the Salt Lake City, Utah to Las Vegas, Nevada pipeline project (the “UNEV Pipeline”), $1.5 million for asphalt plant projects and $2.5 million for marketing-related and miscellaneous projects. The following summarizes our key capital projects.
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
The combined Tulsa Refinery facilities also will be required to comply with new Control of Hazardous Air Pollutants from Mobile Sources (“MSAT2”) regulations in order to meet new benzene reduction requirements for gasoline. We have elected to largely use existing equipment at the Tulsa Refinery east facility to split reformate from reformers at both Tulsa Refinery west and east facilities and install a new benzene saturation unit to achieve the required benzene reduction at an estimated cost of approximately $15 million. Our Tulsa Refinery is required to meet MSAT2 1.3% benzene levels in gasoline beginning in July 2012 and we expect to complete this project well before then. We will be required to buy credits until this project is complete, as required by law, beginning in 2011.

Our consent decree with the EPA requires recovery of sulfur from the refinery fuel gas system at the Tulsa Refinery west facility by the end of 2013. We estimate our investment to comply with the requirements will be approximately $20 million. The consent decree also requires shutdown, replacement, or installation of low NOx burners in two low pressure boilers by the end of 2013. We are still evaluating the best solution to this issue.
We expect to complete phase II of our major capital projects at the Navajo Refinery in May 2010. These improvements provide the capability to process up to 40,000 BPSD of heavy type crudes. Phase II involves the installation of a new 18,000 BPSD solvent deasphalter and the revamp of our Artesia crude and vacuum units. The solvent deasphalter unit was complete in the fourth quarter of 2009 and is in operation. The phase II project is expected to cost approximately $100 million.
Also, we expect to complete our asphalt tankage project at the Navajo Refinery and at the Holly Asphalt facility in Artesia, New Mexico in August 2010, that will enhance asphalt economics by permitting the storage of asphalt during the winter months when asphalt prices are generally lower. These asphalt tank additions and the approved upgrade of our rail loading facilities at the Artesia refinery is expected to cost $21 million.
The Navajo Refinery currently plans to comply with the new MSAT2 regulations by the fractionation of raw naphtha with existing equipment to achieve benzene in gasoline levels below 1.3%. The Navajo Refinery will purchase credits from the Woods Cross and Tulsa Refineries in order reduce benzene down to the required 0.62%. Due to our acquisition of the Tulsa Refinery facilities from Sunoco and Sinclair, our Navajo Refinery has until the end of 2011 to comply with the MSAT2 regulation because we have lost our small refiner’s exemption and as a large refiner we have 30 months to comply.
Our Woods Cross refinery is required to install a wet gas scrubber on its FCC unit by the end of 2012. We estimate the total cost to be $12 million. The MSAT2 solution for Woods Cross involves installing a new reformate splitter and a benzene saturation unit at an estimated cost of $18 million. Like our Navajo Refinery, our Woods Cross Refinery has until the end of 2011 to comply with the MSAT2 regulations.
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
We currently anticipate that all regulatory approvals required to commence the construction of the UNEV Pipeline will be received by the end of the second quarter of 2010. Once such approvals are received, construction of the pipeline will take approximately nine months. Under this schedule, the pipeline would become operational during the second quarter of 2011.
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
Cash Flows — Financing Activities
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net cash flows provided by financing activities were $89.8 million for the three months ended March 31, 2010 compared to $85.7 million for the three months ended March 31, 2009, an increase of $4.1 million. During the three months ended March 31, 2010, we purchased $1.1 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, paid $7.9 million in dividends, received a $1.3 million contribution from our UNEV Pipeline joint venture partner, received $0.1 million for common stock issued upon the exercise of stock options and recognized $1 million in taxes on our equity based compensation. Also during this period, HEP received $147.5 million in proceeds upon the issuance of the HEP 8.25% Senior Notes, repaid net advances of $35 million under the HEP Credit Agreement, paid distributions of $12 million to noncontrolling interests and purchased $1.7 million in HEP common units in the open market for recipients of its restricted unit grants. During the three months ended March 31, 2009, we received advances under the Holly Credit Agreement of $55 million, purchased $1.2 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, paid $7.5 million in dividends, received a $4.8 million contribution from our UNEV Pipeline joint venture partner and recognized $2.2 million in excess tax benefits on our equity based compensation. Also during this period, HEP received net advances of $40 million under the HEP Credit Agreement, paid distributions of $6.9 million to noncontrolling interests and purchased $0.6 million in HEP common units in the open market for recipients of its 2009 restricted unit grants.
Contractual Obligations and Commitments
Holly Corporation
There were no significant changes to our contractual obligations during the three months ended March 31, 2010.
HEP
During the three months ended March 31, 2010, HEP repaid net advances of $35 million resulting in $171 million of outstanding principal under the HEP Credit Agreement at March 31, 2010.
In March 2010, HEP issued $150 million aggregate principal amount of HEP 8.25% Senior Notes maturing March 15, 2018.
There were no other significant changes to HEP’s long-term contractual obligations during this period.

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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2010.
We use the LIFO method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.
Our purchase accounting for the Tulsa Refinery acquisitions is based on management’s preliminary fair value estimates and is subject to change.
New Accounting Pronouncements
Variable Interest Entities
On January 1, 2010, new accounting standards became effective that replace the previous quantitative-based risk and rewards calculation provided under GAAP with a qualitative approach in determining whether an entity is the primary beneficiary of a variable interest entity (“VIE”). Additionally, these standards require an entity to assess on an ongoing basis whether it is the primary beneficiary of a VIE and enhances disclosure requirements with respect to an entity’s involvement in a VIE. See “Note 3 – Holly Energy Partners” to the Consolidated Financial Statements under Item 1 for additional information on our involvement with HEP, a consolidated VIE.
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
As of March 31, 2010, HEP has an interest rate swap to hedge its exposure to the cash flow risk caused by the effects of London Interbank Borrowed Rate (“LIBOR”) changes on a $171 million HEP Credit Agreement advance. This interest rate swap effectively converts the $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of March 31, 2010. This swap contract matures in February 2013.
HEP designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that this interest rate swap is effective in offsetting the variability in interest payments on the $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the swap against the expected future interest payments on the $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of March 31, 2010, HEP had no ineffectiveness on its cash flow hedge.

Additional information on HEP’s interest rate swap at March 31, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability

Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$10,502	Accumulated other comprehensive loss	$10,502

In the first quarter of 2010, HEP settled two interest rate swaps. HEP had an interest rate swap contract that effectively converted interest expense associated with $60 million of the HEP 6.25% Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). HEP had an additional interest rate swap contract that effectively unwound the effects of the Variable Rate Swap, converting $60 million of the previously hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”), effectively fixing interest at a 4.75% rate. Upon settlement of the Variable Rate and Fixed Rate Swaps, HEP received $1.9 million and paid $3.6 million, respectively.
For the three months ended March 31, 2010 and 2009, HEP recognized $1.5 million and $0.2 million, respectively, in interest expense attributable to fair value adjustments to these interest rate swaps.
HEP has a deferred hedge premium that relates to the application of hedge accounting to the Variable Rate Swap prior to its hedge dedesignation in 2008. This deferred hedge premium having a balance of $1.7 million at March 31, 2010, is being amortized as a reduction to interest expense over the remaining term of the HEP 6.25% Senior Notes.
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
At March 31, 2010, outstanding principal under the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes was $300 million, $185 million and $150 million, respectively. For these fixed rate notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. At March 31, 2010, the estimated fair values of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $310.5 million, $175.8 million and $151.5 million, respectively. We estimate that a hypothetical 10% change in the yield-to-maturity rates applicable to these notes would result in a total fair value change of approximately $22 million.
For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2010, borrowings outstanding under the HEP Credit Agreement were $171 million. By means of its cash flow hedge, HEP has effectively converted the variable rate on $171 million of outstanding principal to a fixed rate of 5.49%.
At March 31, 2010, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Set forth below is our calculation of EBITDA from continuing operations.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Income (loss) from continuing operations	$(23,254)	$22,074
Subtract noncontrolling interest in income from continuing operations	(4,840)	(521)
Add (subtract) income tax provision (benefit)	(16,672)	11,849
Add interest expense	17,722	6,239
Subtract interest income	(59)	(2,196)
Add depreciation and amortization	27,757	20,081

EBITDA from continuing operations	$654	$57,526

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

	Three Months Ended
	March 31,
	2010	2009
Average per produced barrel:

Navajo Refinery
Net sales	$88.06	$57.37
Less cost of products	82.96	44.92

Refinery gross margin	$5.10	$12.45

Woods Cross Refinery
Net sales	$89.52	$50.31
Less cost of products	74.72	39.57

Refinery gross margin	$14.80	$10.74

Tulsa Refinery
Net sales	$86.22	$—
Less cost of products	82.89	—

Refinery gross margin	$3.33	$—

Consolidated
Net sales	$87.40	$55.23
Less cost of products	81.84	43.30

Refinery gross margin	$5.56	$11.93

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for our three refineries on a consolidated basis is calculated as shown below.

	Three Months Ended
	March 31,
	2010	2009
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$5.10	$12.45
Less refinery operating expenses	5.18	6.17

Net operating margin	$(0.08)	$6.28

Woods Cross Refinery
Refinery gross margin	$14.80	$10.74
Less refinery operating expenses	6.20	6.92

Net operating margin	$8.60	$3.82

Tulsa Refinery
Refinery gross margin	$3.33	$—
Less refinery operating expenses	5.91	—

Net operating margin	$(2.58)	$—

Consolidated
Refinery gross margin	$5.56	$11.93
Less refinery operating expenses	5.65	6.40

Net operating margin	$(0.09)	$5.53

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended
	March 31,
	2010	2009
Navajo Refinery
Average sales price per produced barrel sold	$88.06	$57.37
Times sales of produced refined products sold (BPD)	86,930	62,147
Times number of days in period	90	90

Refined product sales from produced products sold	$688,955	$320,884

Woods Cross Refinery
Average sales price per produced barrel sold	$89.52	$50.31
Times sales of produced refined products sold (BPD)	28,170	27,024
Times number of days in period	90	90

Refined product sales from produced products sold	$226,960	$122,362

Tulsa Refinery
Average sales price per produced barrel sold	$86.22	$—
Times sales of produced refined products sold (BPD)	98,760	—
Times number of days in period	90	—

Refined product sales from produced products sold	$766,358	$—

Sum of refined products sales from produced products sold from our three refineries (4)	$1,682,273	$443,246
Add refined product sales from purchased products and rounding (1)	41,506	53,646

Total refined products sales	1,723,779	496,892
Add direct sales of excess crude oil (2)	134,862	121,255
Add other refining segment revenue (3)	8,533	18,763

Total refining segment revenue	1,867,174	636,910
Add HEP segment sales and other revenues	40,689	29,332
Add corporate and other revenues	66	99
Subtract consolidations and eliminations	(33,639)	(18,311)

Sales and other revenues	$1,874,290	$648,030

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2010	2009

Average sales price per produced barrel sold	$87.40	$55.23
Times sales of produced refined products sold (BPD)	213,860	89,171
Times number of days in period	90	90

Refined product sales from produced products sold	$1,682,273	$443,246

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended
	March 31,
	2010	2009
Navajo Refinery
Average cost of products per produced barrel sold	$82.96	$44.92
Times sales of produced refined products sold (BPD)	86,930	62,147
Times number of days in period	90	90

Cost of products for produced products sold	$649,054	$251,248

Woods Cross Refinery
Average cost of products per produced barrel sold	$74.72	$39.57
Times sales of produced refined products sold (BPD)	28,170	27,024
Times number of days in period	90	90

Cost of products for produced products sold	$189,438	$96,241

Tulsa Refinery
Average cost of products per produced barrel sold	$82.89	$—
Times sales of produced refined products sold (BPD)	98,760	—
Times number of days in period	90	—

Cost of products for produced products sold	$736,759	$—

Sum of cost of products for produced products sold from our three refineries (4)	$1,575,251	$347,489
Add refined product costs from purchased products sold and rounding (1)	41,464	57,760

Total refined cost of products sold	1,616,715	405,249
Add crude oil cost of direct sales of excess crude oil (2)	133,667	120,682
Add other refining segment cost of products sold (3)	6,051	3,908

Total refining segment cost of products sold	1,756,433	529,839
Subtract consolidations and eliminations	(32,569)	(18,185)

Costs of products sold (exclusive of depreciation and amortization)	$1,723,864	$511,654

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

(3)	Other refining segment revenue includes revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2010	2009

Average cost of products per produced barrel sold	$81.84	$43.30
Times sales of produced refined products sold (BPD)	213,860	89,171
Times number of days in period	90	90

Cost of products for produced products sold	$1,575,251	$347,489

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended
	March 31,
	2010	2009
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$5.18	$6.17
Times sales of produced refined products sold (BPD)	86,930	62,147
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$40,527	$34,510

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$6.20	$6.92
Times sales of produced refined products sold (BPD)	28,170	27,024
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$15,719	$16,831

Tulsa Refinery
Average refinery operating expenses per produced barrel sold	$5.91	$—
Times sales of produced refined products sold (BPD)	98,760	—
Times number of days in period	90	—

Refinery operating expenses for produced products sold	$52,530	$—

Sum of refinery operating expenses per produced products sold from our three refineries (2)	$108,776	$51,341
Add other refining segment operating expenses and rounding (1)	5,818	5,074

Total refining segment operating expenses	114,594	56,415
Add HEP segment operating expenses	13,060	10,342
Add corporate and other costs	6	19
Subtract consolidations and eliminations	(116)	(28)

Operating expenses (exclusive of depreciation and amortization)	$127,544	$66,748

(1)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of Holly Asphalt.

(2)
The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2010	2009

Average refinery operating expenses per produced barrel sold	$5.65	$6.40
Times sales of produced refined products sold (BPD)	213,860	89,171
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$108,776	$51,341

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended
	March 31,
	2010	2009
Navajo Refinery
Net operating margin per barrel	$(0.08)	$6.28
Add average refinery operating expenses per produced barrel	5.18	6.17

Refinery gross margin per barrel	5.10	12.45
Add average cost of products per produced barrel sold	82.96	44.92

Average sales price per produced barrel sold	$88.06	$57.37
Times sales of produced refined products sold (BPD)	86,930	62,147
Times number of days in period	90	90

Refined products sales from produced products sold	$688,955	$320,884

Woods Cross Refinery
Net operating margin per barrel	$8.60	$3.82
Add average refinery operating expenses per produced barrel	6.20	6.92

Refinery gross margin per barrel	14.80	10.74
Add average cost of products per produced barrel sold	74.72	39.57

Average sales price per produced barrel sold	$89.52	$50.31
Times sales of produced refined products sold (BPD)	28,170	27,024
Times number of days in period	90	90

Refined products sales from produced products sold	$226,960	$122,362

Tulsa Refinery
Net operating margin per barrel	$(2.58)	$—
Add average refinery operating expenses per produced barrel	5.91	—

Refinery gross margin per barrel	3.33	—
Add average cost of products per produced barrel sold	82.89	—

Average sales price per produced barrel sold	$86.22	$—
Times sales of produced refined products sold (BPD)	98,760	—
Times number of days in period	90	—

Refined products sales from produced products sold	$766,358	$—

Sum of refined products sales from produced products sold from our three refineries (4)	$1,682,273	$443,246
Add refined product sales from purchased products and rounding (1)	41,506	53,646

Total refined products sales	1,723,779	496,892
Add direct sales of excess crude oil (2)	134,862	121,255
Add other refining segment revenue (3)	8,533	18,763

Total refining segment revenue	1,867,174	636,910
Add HEP segment sales and other revenues	40,689	29,332
Add corporate and other revenues	66	99
Subtract consolidations and eliminations	(33,639)	(18,311)

Sales and other revenues	$1,874,290	$648,030

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

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

(3)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

(4)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

	Three Months Ended
	March 31,
	2010	2009

Net operating margin per barrel	$(0.09)	$5.53
Add average refinery operating expenses per produced barrel	5.65	6.40

Refinery gross margin per barrel	5.56	11.93
Add average cost of products per produced barrel sold	81.84	43.30

Average sales price per produced barrel sold	$87.40	$55.23
Times sales of produced refined products sold (BPD)	213,860	89,171
Times number of days in period	90	90

Refined product sales from produced products sold	$1,682,273	$443,246

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
SFPP Litigation
a. The Early Complaint Cases
In May 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP, L.P. (“SFPP”). These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona on SFPP’s East Line. The Court of Appeals in its May 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. The income tax issue and the other remaining issues relating to SFPP’s obligations to shippers are being handled by the FERC in a single compliance proceeding covering the period from 1992 through May 2006. We currently estimate that, as a result of the May 2007 Court of Appeals decision and prior rulings by the Court of Appeals and the FERC in these proceedings, a net amount will be due from SFPP to us for the period January 1992 through May 2006 in addition to the $15.3 million we received in 2003 from SFPP as reparations for the period from 1992 through July 2000. On April 16, 2010, a settlement among us, SFPP, and other shippers was filed with FERC for its approval. If approved the settlement would finally resolve the amount of additional payments SFPP owes us for the period January 2002 through May 2006. The proposed settlement remains subject to final appeal by FERC.
b. Other Settlements
We and other shippers have been engaged in settlement discussions with SFPP on remaining issues relating to East Line service in the FERC proceedings. A partial settlement covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of approximately $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at the FERC with SFPP a settlement covering the period from December 2008 through November 2010. The FERC approved the settlement on January 29, 2009. The settlement reduced SFPP’s current rates and required SFPP to make additional payments to us of approximately $2.9 million, which were received on May 18, 2009.
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
NMED NOV
In October 2008, the New Mexico Environment Department (“NMED”) issued an Amended Notice of Violation and Proposed Penalties (“Amended NOV”) to Navajo Refining Company, amending a Notice of Violation (“NOV”) issued in February 2007. The Amended NOV is a preliminary enforcement document issued by NMED and usually is the predicate to formal administrative or judicial enforcement. The February 2007 NOV was issued following two hazardous waste compliance evaluation inspections at the Artesia, New Mexico refinery that were conducted in April and November 2006 and alleged violations of the New Mexico Hazardous Waste Management Regulations and Navajo’s Hazardous Waste Permit. NMED proposed a civil penalty of approximately $0.1 million for the February 2007 NOV. The Amended NOV included additional alleged violations concerning post-closure care of a hazardous waste land treatment unit and the construction of a tank on the land treatment area. The Amended NOV also proposed an additional civil penalty of $0.3 million. Navajo and NMED have resolved this matter in a Settlement Agreement and Stipulated Final Order entered on March 31, 2010. The settlement requires Navajo to pay a civil penalty of $0.3 million and take specified corrective actions. Most of the required corrective actions have already been completed.

Woods Cross Construction Dispute
Our Holly Refining & Marketing Company — Woods Cross and Woods Cross Refining Company, LLC subsidiaries were named, along with other parties, as defendants in a lawsuit filed on April 22, 2009 by Brahma Group, Inc. in the State District Court in Davis County, Utah, involving a construction dispute over the installation of an oil gas hydrocracker at the Woods Cross, Utah refinery. The lawsuit alleges that the defendants caused delays, additional work and increased costs in the installation of the oil gas hydrocracker for which the plaintiff was not paid. The claims made against our subsidiaries are for lien foreclosure, failure to obtain a payment bond, and implied contract. The lawsuit seeks compensatory damages in the approximate amount of $12 million, costs, attorney’s fees allowed by law, and interest allowed by law. A lien has also been filed in the county records against the refinery property in that amount. Our subsidiaries have tendered defense of the complaint to the general contractor, Benham Constructors. Our subsidiaries have answered the complaint and denied any liability. The plaintiff and the general contractor have arbitrated their dispute and an award in that arbitration has been issued. The claims against our subsidiaries have been stayed and it is expected they will be dismissed when the arbitration award is satisfied.
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
OSHA Inspection — Woods Cross
In June 2007, the Federal Occupational Safety and Health Administration (“OSHA”) announced a national emphasis program (“NEP”) for inspecting approximately 80 refineries within its jurisdiction. As a part of the NEP, OSHA encouraged certain State Plan States, such as Utah, to initiate their own version of the NEP. Beginning on May 1, 2008, the Utah Labor Commission, Occupational Safety and Health Division (“UOSH”) began an inspection of the refinery, which is operated by Holly Refining and Marketing Company — Woods Cross and is located in Woods Cross, Utah. The inspection ended on September 18 and on October 23, 2008. UOSH issued one citation alleging 33 violations of various safety standards including the Process Safety Management Standard and proposing a penalty of $91,750. We filed a notice of contest with the Adjudicative Division, Utah Labor Commission, in Salt Lake City, Utah. On February 18, 2009, the initial status conference for this matter was held and a scheduling order was issued. Our answer was filed and served on March 4, 2009 and discovery ended on January 6, 2010. The hearing date has been set for July 6, 2010. While we intend to vigorously defend this citation and believe that we have strong defenses on the merits, settlement discussions have begun and are evolving in a positive direction.

OSHA Inspection — Tulsa Refinery east facility
In June 2007, OSHA announced a NEP for inspecting approximately 80 refineries within its jurisdiction. As part of the NEP, OSHA conducted an inspection of Sinclair Tulsa Refining Company’s (“Sinclair Tulsa”) refinery in Tulsa, Oklahoma (our Tulsa Refinery east facility) from February 4, 2009 through August 3, 2009. On August 4, 2009, OSHA issued two citations to Sinclair Tulsa, alleging 51 serious violations and 1 willful violation of various safety standards including the Process Safety Management Standard (“PSM”) and the General Duty Clause. OSHA proposed penalties totaling $240,750. Sinclair filed a notice of contest, challenging the citations. Because the proposed penalties exceed $100,000, the matter was referred for mandatory settlement before the Occupational Safety and Health Review Commission (“OSHRC”). Prior to the mandatory settlement conference which had been scheduled for March 16 – 17, 2010 in Dallas, Texas, Sinclair Tulsa and OSHA notified the OSHRC that a settlement had been reached in principle and the OSHRC gave them until May 12, 2010 to submit the settlement agreement in writing for its review and approval.
Our subsidiary, Holly Refining & Marketing – Tulsa LLC (“HRM-Tulsa”), entered into an Asset Sale & Purchase Agreement (the “Agreement”) with Sinclair Tulsa dated October 19, 2009 to acquire the Tulsa Refinery east facility, and the sale closed on December 1, 2009. HRM-Tulsa intervened in the case against Sinclair Tulsa pending before the Occupational Safety and Health Review Commission shortly after the sale closed. Under the terms of the Agreement, Sinclair retains responsibility for defending the OSHA citations and paying any penalties, and HRM-Tulsa has the discretion to select the means and methods of improving the PSM program. HRM-Tulsa is in the initial stages of evaluating the feasibility and range of options to make such PSM program improvements at the Tulsa Refinery east facility.
Discharge Permit Appeal — Tulsa Refinery west facility
Our subsidiary, Holly Refining & Marketing – Tulsa LLC (“HRM Tulsa”) is party to parallel Oklahoma administrative and state district court proceedings involving a challenge, originally filed by Sunoco, Inc. (R&M), to the terms of the Oklahoma Department of Environmental Quality (“ODEQ”) permit that governs the discharge of industrial wastewater from what is now our Tulsa Refinery west facility. After our acquisition of the Tulsa Refinery west facility, we were substituted for Sunoco in both proceedings. On February 1, 2010, we entered into a settlement agreement with the Oklahoma Department of Environmental Quality. The agreement provided, among other things, for the amendment of the permit to require that the Tulsa Refinery west facility make certain modifications in its system for handling storm flows. These modifications are required to be complete within three years of the issuance of the revised permit. Both the administrative and the state district court proceedings have been stayed to permit this settlement agreement to be effectuated. Once the agreed-upon changes become effective, both proceedings will be dismissed. Preliminary engineering is underway to develop a final scope and capital estimate, and any process modification is subject to regulatory review and approval. Accordingly, it is not possible to estimate the costs of compliance with the new permit provision at this time.
Navajo Tank Fire
On March 2, 2010, a tank caught fire while under construction. At the time of the incident, four individuals were working on top of the tank. These individuals were all employees of a third-party contractor who was placing insulation on the tank. Two individuals sustained injuries and two individuals died as a result of the incident. Lawsuits have been filed by the two survivors and by the estate of one of the deceased workers. It is anticipated that a lawsuit will be filed by the estate of the other deceased worker. At the date of this report, it is not possible to predict the likely outcome of this litigation. This matter is being reported due to the serious nature of the injuries. At this time, the total cost to the Company for these cases is not expected to be material.

Unclaimed Property Audit
A multi-state audit of our unclaimed property compliance and reporting is being conducted by Kelmar Associates, LLC on behalf of ten states. We expect this audit process to take several years to be resolved due to the lengthy period covered by the audit (1981 — 2004). It is not yet possible to accurately estimate the amount, if any, that is owed to each of the states since only preliminary investigation has occurred to date.
Other
We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.
Item 5. Other Information
(a) On March 12, 2010, the Compensation Committee of the Board of Directors of the Company authorized awards of executive restricted stock with performance vesting features to Matthew P. Clifton and David L. Lamp under the Company’s Long-Term Incentive Compensation Plan (the “Plan”). Mr. Clifton’s award is comprised of 27,512 restricted shares and Mr. Lamp’s award is comprised of 15,256 restricted shares.
In connection with such awards, the Compensation Committee also adopted new performance metrics and a new form award agreement pursuant to which it may grant executive restricted stock with performance vesting features under the Plan. The following is intended to provide a brief description of the new form award agreement and the 2010 awards to Messrs. Clifton and Lamp, but is not a complete description and is qualified in its entirety by reference to the full text of the agreements. The awards to Messrs. Clifton and Lamp described above are subject to the terms and conditions of the new form award agreement, which is attached hereto as Exhibit [10.1]. The award agreements evidencing the 2010 awards to Messrs. Clifton and Lamp are attached hereto as Exhibits [10.2] and [10.3], respectively.
The form award agreement provides that the recipient of the restricted shares is entitled to all rights as a stockholder of the shares, including the right to receive dividends thereon, except that the recipient is not entitled to receive any such dividends until the underlying restricted shares have vested. Pursuant to the form award agreement, the restricted shares are subject to both time and performance based vesting conditions, and both conditions must be satisfied in order for the restricted shares to vest. The time vesting conditions are satisfied if the recipient remains employed with the Company through the date(s) designated for the award. In the case of the awards to Messrs. Clifton and Lamp described above, one-third of the restricted shares awarded will vest on each of January 1, 2011, January 1, 2012 and January 1, 2013, provided the executives remain employed through those dates. The performance vesting conditions are satisfied if, by December 31 of the third calendar year following the calendar year in which the award is granted, for any four consecutive quarters during the four year period ending on that date, either (i) the sum of the Company’s net income per diluted share reaches a designated target level, or (ii) the Company ranks at or above the median of a designated peer group of companies with respect to at least two out of four performance measures. The performance measures are earnings per share growth, net profit margin, return on assets and return on investment, and the Company must rank at or above median on the same two performance measures in each quarter in order for the performance standard to be satisfied in this manner. In the case of the awards to Messrs. Clifton and Lamp, the net income target is $0.30 over four quarters. If a recipient’s employment is terminated due to death or disability, the recipient will vest in a pro rata amount of the restricted shares, based on the length of the recipient’s service with the Company prior to the employment termination date. If the recipient’s employment is terminated within 60 days prior to or at any time after a “change in control” by the Company without “cause” or by the recipient due to an “adverse change” in his or her employment conditions, then all restricted shares granted under the award will remain eligible to vest if the performance standard is actually attained.

Item 6.  Exhibits
(a) Exhibits

4.1	Indenture dated March 10, 2010, among Holly Energy Partners, L.P., Holly Energy Finance Corp. and each of the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed with the SEC on March 11, 2010).

10.1	Pipeline Systems Operating Agreement, dated as of February 8, 2010, by and among Navajo Refining Company, L.L.C., Lea Refining Company, Woods Cross Refining Company, L.L.C., Holly Refining & Marketing — Tulsa LLC. and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed with the SEC on February 9, 2010).

10.2	First Amended and Restated Pipelines, Tankage and Loading Rack Throughput Agreement (Tulsa East), dated as of March 31,2010, by and among Holly Refining & Marketing-Tulsa, LLC, HEP Tulsa LLC and Holly Energy Storage-Tulsa LLC (incorporated by reference to Exhibit 10.1 of Holly Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2010).

10.3	Loading Rack Throughput Agreement (Lovington), dated as of March 31, 2010, by and between Navajo Refining Company, L.L.C. and Holly Energy Storage-Lovington LLC (incorporated by reference to Exhibit 10.2 of Holly Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2010).

10.4	Fourth Amended and Restated Omnibus Agreement, dated as of March 31, 2010, by and among Holly Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 of Holly Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2010).

10.5	First Amended and Restated Lease and Access Agreement (East Tulsa), dated as of March 31, 2010, by and among Holly Refining & Marketing-Tulsa, LLC, HEP Tulsa LLC and Holly Energy Storage-Tulsa LLC (incorporated by reference to Exhibit 10.4 of Holly Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2010).

10.6	First Amendment to Pipeline Systems Operating Agreement, dated as of March 31, 2010, by and among Navajo Refining Company, L.L.C, Lea Refining Company, Woods Cross Refining Company, L.L.C, Holly Refining & Marketing-Tulsa, LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.5 of Holly Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2010).

10.7+*	Form of Executive Restricted Stock Agreement [time and performance based vesting].

10.8+*	Executive Restricted Stock Agreement, dated March 12, 2010, by and between Holly Corporation and Matthew P. Clifton.

10.9+*	Executive Restricted Stock Agreement, dated March 12, 2010, by and between Holly Corporation and David L. Lamp.

10.10+*	Form of Employee Restricted Stock Agreement [time based vesting].

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

++	Furnished herewith.

*	Constitutes management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION (Registrant)
Date:May 7, 2010	/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)