Form 10-Q
period 2010-06-30
HOLLY CORP
filed 2010-08-06
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
53,210,016 shares of Common Stock, par value $.01 per share, were outstanding on July 30, 2010.

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
     “Refinery gross margin” means the difference between average net sales price and average product costs per produced barrel of refined products sold. This does not include the associated depreciation and amortization costs.
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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $2,806 and $2,508, respectively)	$140,212	$124,596
Marketable securities	1,216	1,223

Accounts receivable: Product and transportation (HEP: $23,089 and $18,767, respectively)	299,209	292,310
Crude oil resales	463,560	470,145

	762,769	762,455

Inventories: Crude oil and refined products	375,555	259,582
Materials and supplies (HEP: $182 and $165, respectively )	45,591	43,931

	421,146	303,513

Income taxes receivable	—	38,072
Prepayments and other (HEP: $757 and $574, respectively)	59,785	50,957
Current assets of discontinued operations (HEP: $2,195)	—	2,195

Total current assets	1,385,128	1,283,011

Properties, plants and equipment, at cost (HEP: $535,436 and $491,999, respectively)	2,081,558	2,001,855
Less accumulated depreciation (HEP: $(46,374) and $(33,478), respectively)	(411,913)	(371,885)

	1,669,645	1,629,970

Other assets: Turnaround costs	52,820	53,463
Goodwill (HEP: $81,602 and $81,602)	81,602	81,602
Intangibles and other (HEP: $74,057 and $77,443, respectively)	94,384	97,893

	228,806	232,958

Total assets	$3,283,579	$3,145,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $6,340 and $6,211, respectively)	$1,010,097	$975,155
Accrued liabilities (HEP: $20,203 and $13,594, respectively)	55,398	49,957

Total current liabilities	1,065,495	1,025,112

Long-term debt (HEP: $476,976 and $379,198, respectively)	805,336	707,458
Deferred income taxes	107,783	124,585
Other long-term liabilities (HEP: $11,984 and $12,349, respectively)	84,209	81,003

Equity:
Holly Corporation stockholders’ equity:
Preferred stock, $1.00 par value - 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value - 160,000,000 shares authorized; 76,346,432 and 76,359,006 shares issued as of June 30, 2010 and December 31, 2009, respectively	764	764
Additional capital	189,267	195,565
Retained earnings	1,156,427	1,134,341
Accumulated other comprehensive loss	(25,483)	(25,700)
Common stock held in treasury, at cost - 23,136,416 and 23,292,737 shares as of June 30, 2010 and December 31, 2009, respectively	(678,092)	(685,931)

Total Holly Corporation stockholders’ equity	642,883	619,039

Noncontrolling interest	577,873	588,742

Total equity	1,220,756	1,207,781

Total liabilities and equity	$3,283,579	$3,145,939

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2010 and December 31, 2009. HEP is a consolidated variable interest entity.
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales and other revenues	$2,145,860	$1,035,778	$4,020,150	$1,683,808

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,848,212	879,926	3,572,076	1,391,580
Operating expenses (exclusive of depreciation and amortization)	120,831	78,053	248,375	144,801
General and administrative expenses (exclusive of depreciation and amortization)	15,829	15,088	33,698	26,844
Depreciation and amortization	28,824	25,260	56,581	45,341

Total operating costs and expenses	2,013,696	998,327	3,910,730	1,608,566

Income from operations	132,164	37,451	109,420	75,242

Other income (expense):
Equity in earnings of SLC Pipeline	544	488	1,025	663
Interest income	635	134	694	2,330
Interest expense	(21,023)	(7,203)	(38,745)	(13,442)
Tulsa Refinery acquisition costs	—	(1,610)	—	(1,610)

	(19,844)	(8,191)	(37,026)	(12,059)

Income from continuing operations before income taxes	112,320	29,260	72,394	63,183

Income tax provision:
Current	34,561	(6,888)	39,922	2,990
Deferred	5,093	16,210	(16,940)	18,181

	39,654	9,322	22,982	21,171

Income from continuing operations	72,666	19,938	49,412	42,012

Income from discontinued operations, net of taxes of $253 and $536, respectively	—	1,206	—	2,537

Net income	72,666	21,144	49,412	44,549

Less net income attributable to noncontrolling interest	6,504	6,539	11,344	7,999

Net income attributable to Holly Corporation stockholders	$66,162	$14,605	$38,068	$36,550

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$66,162	$14,248	$38,068	$35,801
Income from discontinued operations	—	357	—	749

Net income	$66,162	$14,605	$38,068	$36,550

Earnings per share attributable to Holly Corporation stockholders — basic:
Income from continuing operations	$1.24	$0.28	$0.72	$0.71
Income from discontinued operations	—	0.01	—	0.02

Net income	$1.24	$0.29	$0.72	$0.73

Earnings per share attributable to Holly Corporation stockholders — diluted:
Income from continuing operations	$1.24	$0.28	$0.71	$0.71
Income from discontinued operations	—	0.01	—	0.02

Net income	$1.24	$0.29	$0.71	$0.73

Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30

Average number of common shares outstanding:
Basic	53,206	50,170	53,152	50,106
Diluted	53,408	50,226	53,375	50,189
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009 (1)
Cash flows from operating activities:
Net income	$49,412	$44,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,581	45,821
SLC Pipeline earnings, net of distributions	100	(598)
Deferred income taxes	(16,940)	18,181
Equity based compensation expense	5,440	4,337
Change in fair value — interest rate swaps	1,464	(628)
Noncontrolling interest in earnings of Rio Grande Pipeline Company	—	922
(Increase) decrease in current assets:
Accounts receivable	(314)	(316,436)
Inventories	(117,633)	(39,579)
Income taxes receivable	38,072	509
Prepayments and other	(16,828)	(7,614)
Current assets of discontinued operations	2,195	—
Increase (decrease) in current liabilities:
Accounts payable	34,863	413,420
Accrued liabilities	5,441	383
Turnaround expenditures	(8,723)	(31,069)
Other, net	5,216	9,352

Net cash provided by operating activities	38,346	141,550

Cash flows from investing activities:
Additions to properties, plants and equipment — Holly Corporation	(72,043)	(127,367)
Additions to properties, plants and equipment — Holly Energy Partners	(4,487)	(56,026)
Acquisition of Tulsa Refinery west facility — Holly Corporation	—	(157,814)
Investment in SLC Pipeline — Holly Energy Partners	—	(25,500)
Purchases of marketable securities	—	(165,892)
Sales and maturities of marketable securities	—	220,281

Net cash used for investing activities	(76,530)	(312,318)

Cash flows from financing activities:
Borrowings under credit agreement — Holly Corporation	310,000	94,000
Repayments under credit agreement — Holly Corporation	(310,000)	(94,000)
Borrowings under credit agreement — Holly Energy Partners	39,000	99,000
Repayments under credit agreement — Holly Energy Partners	(90,000)	(81,000)
Proceeds from issuance of senior notes — Holly Corporation	—	187,925
Proceeds from issuance of senior notes — Holly Energy Partners	147,540	—
Proceeds from issuance of common units — Holly Energy Partners	—	58,355
Repayments under financing obligation — Holly Corporation	(415)	—
Purchase of treasury stock	(1,308)	(1,214)
Contribution from joint venture partner	5,000	8,950
Dividends	(15,901)	(15,022)
Distributions to noncontrolling interest	(23,933)	(14,529)
Excess tax benefit (expense) from equity based compensation	(1,313)	2,110
Purchase of units for restricted grants — Holly Energy Partners	(2,276)	(616)
Deferred financing costs	(2,655)	(5,193)
Other	61	(115)

Net cash provided by financing activities	53,800	238,651

Cash and cash equivalents:

Increase for the period	15,616	67,883
Beginning of period	124,596	40,805

End of period	$140,212	$108,688

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,449	$13,008
Income taxes	$1,043	$11,929

(1)    Includes cash flows attributable to discontinued operations.
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$72,666	$21,144	$49,412	$44,549
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain (loss) on available-for-sale securities	(251)	205	(7)	(258)
Reclassification adjustment to net income on sale of marketable securities	—	—	—	236

Total unrealized gain (loss) on available-for-sale securities	(251)	205	(7)	(22)

Other comprehensive income (loss) of Holly Energy Partners:
Change in fair value of cash flow hedge	(1,696)	4,417	(3,057)	4,167
Reclassification adjustment to net income on partial settlement of cash flow hedge	1,076	—	1,076	—

Other comprehensive income (loss) of Holly Energy Partners	(620)	4,417	(1,981)	4,167

Other comprehensive income (loss) before income taxes	(871)	4,622	(1,988)	4,145
Income tax expense (benefit)	(180)	866	138	733

Other comprehensive income (loss)	(691)	3,756	(2,126)	3,412

Total comprehensive income	71,975	24,900	47,286	47,961

Less noncontrolling interest in comprehensive income	6,097	8,935	9,001	10,259

Comprehensive income attributable to Holly Corporation stockholders	$65,878	$15,965	$38,285	$37,702

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: Description of Business and Presentation of Financial Statements
References herein to Holly Corporation include Holly Corporation and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person with certain exceptions where there are transactions or obligations between Holly Energy Partners, L.P. (“HEP”) and Holly Corporation or its other subsidiaries. For periods after our reconsolidation of HEP effective March 1, 2008, the words “we,” “our,” “ours” and “us” generally include HEP and its subsidiaries as consolidated subsidiaries of Holly Corporation with certain exceptions where there are transactions or obligations between HEP and Holly Corporation or its other subsidiaries. These financial statements contain certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of Holly Corporation. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.
As of June 30, 2010, we:
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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2010, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009 and consolidated cash flows for the six months ended June 30, 2010 and 2009 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.
Our results of operations for the first six months of 2010 are not necessarily indicative of the results to be expected for the full year.
Accounts Receivable
Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition and in certain circumstances, collateral, such as a letter of credit or guarantee, is required. Credit losses are charged to income when accounts are deemed uncollectible and historically have been minimal. At June 30, 2010, our allowance for doubtful accounts reserve was $1.7 million.
Inventories
We use the last-in, first-out (“LIFO”) method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.
New Accounting Pronouncements
Variable Interest Entities
On January 1, 2010, new accounting standards became effective that replace the previous quantitative-based risk and rewards calculation provided under GAAP with a qualitative approach in determining whether an entity is the primary beneficiary of a variable interest entity (“VIE”). Additionally, these standards require an entity to assess on an ongoing basis whether it is the primary beneficiary of a VIE and enhance disclosure requirements with respect to an entity’s involvement in a VIE. See Note 3 for additional information on our involvement with HEP, a consolidated VIE.
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
On December 1, 2009, we acquired a 75,000 BPSD refinery that is also in Tulsa, Oklahoma (the “Tulsa Refinery east facility”) from an affiliate of Sinclair Oil Company (“Sinclair”) for $183.3 million, including crude oil, refined product and other inventories valued at $46.4 million. The total purchase price consisted of $109.3 million in cash and 2,789,155 shares of our common stock having a value of $74 million. Additionally, we reimbursed Sinclair $8.4 million upon their completion of certain environmental projects at the refinery in July 2010. The refinery produces gasoline, diesel fuel and jet fuel products and also serves markets in the Mid-Continent region of the United States. We are in the process of integrating the operations of both Tulsa Refinery facilities. This will result in the Tulsa Refinery having an integrated crude processing rate of 125,000 BPSD.
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
As of June 30, 2010, we owned a 34% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities of HEP that most significantly impact HEP’s economic performance. Additionally, since our obligation to absorb losses and receive benefits from HEP are significant to HEP, we are HEP’s primary beneficiary and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated balances.
HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 82% of HEP’s total revenues for the six months ended June 30, 2010. We do not provide financial or equity support through any liquidity arrangements and /or guarantees to HEP.
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
Cash flows from discontinued operations have been combined with cash flows from continuing operations for presentation purposes in the Consolidated Statements of Cash Flows. For the six months ended June 30, 2009, net cash flows provided by discontinued Rio Grande operations were $4.1 million.
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
Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP’s pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. These minimum annual payments are adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in PPI or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the HEP IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following the July 1, 2010 PPI adjustment, these agreements will result in minimum annualized payments to HEP of $132.4 million.
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
NOTE 4: Financial Instruments
Our financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, debt and an interest rate swap. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
Debt consists of outstanding principal under HEP’s revolving credit agreement, our 9.875% senior notes due 2017 (the “Holly 9.875% Senior Notes”), HEP’s 6.25% senior notes due 2015 (the “HEP 6.25% Senior Notes”) and HEP’s 8.25% senior notes due 2018 (the “HEP 8.25% Senior Notes”). The $155 million carrying amount of outstanding debt under HEP’s credit agreement approximates fair value as interest rates are reset frequently using current interest rates. At June 30, 2010, the estimated fair value of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $313.5 million, $173.9 million and $148.5 million, respectively. These fair value estimates are based on market quotes provided from a third-party bank. See Note 10 for additional information on these debt instruments.
Fair value measurements are derived using inputs (assumptions that market participants would use in pricing an asset or liability, including assumptions about risk). GAAP categorizes inputs used in fair value measurements into three broad levels as follows:
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

NOTE 5: Earnings Per Share
Basic earnings per share from continuing operations is calculated as income from continuing operations divided by the average number of shares of common stock outstanding. Diluted earnings per share from continuing operations assumes, when dilutive, the issuance of the net incremental shares from stock options, variable restricted shares and variable performance shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for income from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$66,162	$14,248	$38,068	$35,801

Average number of shares of common stock outstanding	53,206	50,170	53,152	50,106
Effect of dilutive stock options, variable restricted shares and performance share units	202	56	223	83

Average number of shares of common stock outstanding assuming dilution	53,408	50,226	53,375	50,189

Basic earnings per share from continuing operations	$1.24	$0.28	$0.72	$0.71

Diluted earnings per share from continuing operations	$1.24	$0.28	$0.71	$0.71

NOTE 6: Stock-Based Compensation
Holly Corporation
On June 30, 2010, we had three principal share-based compensation plans that are described below (collectively, the “Long-Term Incentive Compensation Plan”). The compensation cost that has been charged against income for these plans was $2.2 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively, and $4.1 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.8 million and $1 million for the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods. At June 30, 2010, 1,585,756 shares of common stock were reserved for future grants under the current Long-Term Incentive Compensation Plan, which reservation allows for awards of options, restricted stock or other performance awards.
Additionally, HEP maintains share-based compensation plans for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plans was $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively.
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

A summary of option activity and changes during the six months ended June 30, 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding and exercisable at January 1, 2010	40,200	$2.98
Exercised	(20,700)	2.98

Outstanding and exercisable at June 30, 2010	19,500	$2.98	6 months	$460

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009, was $0.5 million and $0.3 million, respectively.
Cash received from option exercises under the stock option plans was $61,000 and $45,000 for the six months ended June 30, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $199,000 and $123,000 for the six months ended June 30, 2010 and 2009, respectively.
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
A summary of restricted stock activity and changes during the six months ended June 30, 2010 is presented below:

		Weighted-
		Average Grant	Aggregate
		Date Fair	Intrinsic Value
Restricted Stock	Grants	Value	($000)
Outstanding at January 1, 2010 (non-vested)	284,450	$31.82
Vesting and transfer of ownership to recipients	(123,307)	33.84
Granted	192,248	28.44
Forfeited	(2,714)	28.38

Outstanding at June 30, 2010 (non-vested)	350,677	$29.29	$9,321

The total fair value of restricted stock vested and transferred to recipients during the six months ended June 30, 2010 and 2009 was $4.2 million and $3.9 million, respectively. As of June 30, 2010, there was $4.5 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1 year.
Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years. Under the terms of our performance share unit grants, awards are subject to financial performance criteria.

During the six months ended June 30, 2010, we granted 110,489 performance share units having a fair value based on our grant date closing stock price of $29.17. These units are payable in stock and are subject to certain financial performance criteria.
The fair value of each performance share unit award is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of June 30, 2010, estimated share payouts for outstanding non-vested performance share unit awards ranged from 125% to 130%.
A summary of performance share unit activity and changes during the six months ended June 30, 2010 is presented below:

Performance Share Units	Grants
Outstanding at January 1, 2010 (non-vested)	215,170
Vesting and transfer of ownership to recipients	(38,653)
Granted	110,489
Forfeited	(3,720)

Outstanding at June 30, 2010 (non-vested)	283,286

For the six months ended June 30, 2010, we issued 66,483 shares of our common stock having a fair value of $2.2 million related to vested performance share units, representing a 172% payout. Based on the weighted average grant date fair value of $3.2 million, there was $5.4 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.7 years.
NOTE 7: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consisted of cash and cash equivalents at June 30, 2010. In addition, we own 1,000,000 shares of Connacher Oil and Gas Limited common stock that were received as partial consideration upon our sale of our Montana refinery in 2006.
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
The following is a summary of our available-for-sale securities:

	Available-for-Sale Securities
			EstimatedFair
		Gross	Value
		Unrealized	(Net Carrying
	Amortized Cost	Gain	Amount)
	(In thousands)
June 30, 2010

Equity securities	$604	$612	$1,216

December 31, 2009

Equity securities	$604	$619	$1,223

There were no sales and maturities of marketable securities for the six months ended June 30, 2010. For the six months ended June 30, 2009, we received $220.3 million related to sales and maturities of marketable debt securities.

NOTE 8: Inventories
Inventory consists of the following components:

	June 30,	December 31,
	2010	2009
	(In thousands)
Crude oil	$115,201	$60,874
Other raw materials and unfinished products (1)	49,487	42,783
Finished products (2)	210,867	155,925
Process chemicals (3)	22,620	22,823
Repairs and maintenance supplies and other	22,971	21,108

Total inventory	$421,146	$303,513

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include catalysts, additives and other chemicals.
NOTE 9: Environmental
Consistent with our accounting policy for environmental remediation costs, we expensed $0.1 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $4.1 million for the six months ended June 30, 2010 and 2009, respectively for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheets was $30.1 million and $30.4 million at June 30, 2010 and December 31, 2009, respectively, of which $23.6 million and $24.2 million, respectively, were classified as other long-term liabilities. These liabilities include $22.3 million of environmental obligations that we assumed in connection with our Tulsa Refinery west facility acquired on June 1, 2009 and our Tulsa Refinery east facility acquired on December 1, 2009. Costs of future expenditures for environmental remediation that are expected to be incurred over the next several years are not discounted to their present value.
NOTE 10: Debt
Credit Facilities
We have a $400 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. In June 2010, the agreement was upsized by $30 million pursuant to the accordion feature. The Holly Credit Agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at June 30, 2010. At June 30, 2010, we had no outstanding borrowings and letters of credit totaling $65.2 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $334.8 million at June 30, 2010. We entered into an amendment to the Holly Credit Agreement on May 6, 2010 that changed certain financial covenants and provided other enhancements to the agreement.
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions and working capital and for other general partnership purposes. At June 30, 2010, HEP had outstanding borrowings totaling $155 million under the HEP Credit Agreement, with unused borrowing capacity of $145 million. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our Consolidated Balance Sheets). Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. During the first quarter of 2010, our previous agreements to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement were terminated.
Holly Senior Notes Due 2017
In June 2009, we issued $200 million in aggregate principal amount of the Holly 9.875% Senior Notes. A portion of the $187.9 million in net proceeds received was used for post-closing payments for inventories of crude oil and refined products acquired from Sunoco following the closing of the Tulsa Refinery west facility purchase on June 1, 2009. In October 2009, we issued an additional $100 million aggregate principal amount as an add-on offering to the Holly 9.875% Senior Notes that was used to fund the cash portion of our acquisition of Sinclair’s 75,000 BPSD refinery located in Tulsa, Oklahoma.
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
HEP Senior Notes Due 2018 and 2015
In March 2010, HEP issued $150 million in aggregate principal amount of HEP 8.25% Senior Notes maturing March 15, 2018. A portion of the $147.5 million in net proceeds received was used to fund HEP’s $93 million purchase of certain storage assets at our Tulsa Refinery east facility and Navajo Refinery Lovington facility on March 31, 2010. Additionally, HEP used a portion to repay $42 million in outstanding HEP Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital and capital expenditures.
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
Holly Financing Obligation
In October 2009, we sold to Plains a portion of the crude oil petroleum storage, and certain refining-related crude oil receiving pipeline facilities located at our Tulsa Refinery east facility. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits with Plains for crude oil purchased by them and delivered to our Tulsa Refinery west facility for storage. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing obligation. As a result, we retained these assets on our books and recorded a liability representing the $40 million in proceeds received.

The carrying amounts of long-term debt are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Holly 9.875% Senior Notes
Principal	$300,000	$300,000
Unamortized discount	(11,035)	(11,549)

	288,965	288,451

Holly Financing Obligation
Principal	39,395	39,809

Total Holly long-term debt	328,360	328,260

HEP Credit Agreement	155,000	206,000

HEP 6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(12,277)	(13,593)
Unamortized premium — dedesignated fair value hedge	1,617	1,791

	174,340	173,198

HEP 8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,364)	—

	147,636	—

Total HEP long-term debt	476,976	379,198

Total long-term debt	$805,336	$707,458

Interest Rate Risk Management
HEP uses interest rate swaps (derivative instruments) to manage its exposure to interest rate risk.
As of June 30, 2010, HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million HEP Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of June 30, 2010. The maturity date of this swap contract is February 28, 2013.
HEP designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that this interest rate swap is effective in offsetting the variability in interest payments on the $155 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the swap against the expected future interest payments on the $155 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of June 30, 2010, HEP had no ineffectiveness on its cash flow hedge.
In May 2010, HEP repaid $16 million of the HEP Credit Agreement debt and HEP also settled a corresponding portion of its interest rate swap agreement having a notional amount of $16 million for $1.1 million. Upon payment, HEP reduced its swap liability and reclassified a $1.1 million charge from accumulated other comprehensive loss to interest expense, representing the application of hedge accounting prior to settlement.

Additional information on HEP’s interest rate swap at June 30, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability
Cash flow hedge - $155 million LIBOR based debt	Other long-term liabilities	$11,122	Accumulated other comprehensive loss	$11,122

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
For the six months ended June 30, 2010, HEP recognized a $1.5 million charge to interest expense as a result of fair value adjustments to its interest rate swaps. For the six months ended June 30, 2009, fair value adjustments resulted in a $0.6 million decrease to interest expense.
HEP has a deferred hedge premium that relates to the application of hedge accounting to the Variable Rate Swap prior to its hedge dedesignation in 2008. This deferred hedge premium having a balance of $1.6 million at June 30, 2010, is being amortized as a reduction to interest expense over the remaining term of the HEP 6.25% Senior Notes.
NOTE 11: Equity
Changes to equity during the six months ended June 30, 2010 are presented below:

	Holly Corporation
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity
	(In thousands)
Balance at December 31, 2009	$619,039	$588,742	$1,207,781

Net income	38,068	11,344	49,412
Dividends	(15,982)	—	(15,982)
Distributions to noncontrolling interest holders	—	(23,933)	(23,933)
Other comprehensive income (loss)	217	(2,343)	(2,126)
Contribution from joint venture partner	—	5,000	5,000
Issuance of common stock upon exercise of stock options	61	—	61
Tax benefit from stock options	199	—	199
Equity based compensation	4,101	1,339	5,440
Tax expense from equity based compensation arrangements	(1,512)	—	(1,512)
Purchase of HEP units for restricted grants	—	(2,276)	(2,276)
Purchase of treasury stock (1)	(1,308)	—	(1,308)

Balance at June 30, 2010	$642,883	$577,873	$1,220,756

(1)	Represents shares purchased under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock.
During the six months ended June 30, 2010, we repurchased at market price from certain executives and employees 44,475 shares of our common stock at a cost of $1.2 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.

NOTE 12: Other Comprehensive Income (Loss)
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax
		Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2010
Unrealized loss on available-for-sale securities	$(251)	$(98)	$(153)
Unrealized loss on HEP cash flow hedge	(620)	(82)	(538)

Other comprehensive loss	(871)	(180)	(691)
Less other comprehensive loss attributable to noncontrolling interest	(407)	—	(407)

Other comprehensive income attributable to Holly stockholders	$(464)	$(180)	$(284)

Three Months Ended June 30, 2009
Unrealized gain on available-for-sale securities	$205	$80	$125
Unrealized gain on HEP cash flow hedge	4,417	786	3,631

Other comprehensive income	4,622	866	3,756
Less other comprehensive income attributable to noncontrolling interest	2,396	—	2,396

Other comprehensive income attributable to Holly stockholders	$2,226	$866	$1,360

Six Months Ended June 30, 2010
Unrealized loss on available-for-sale securities	$(7)	$(4)	$(3)
Unrealized loss on HEP cash flow hedge	(1,981)	142	(2,123)

Other comprehensive loss	(1,988)	138	(2,126)
Less other comprehensive loss attributable to noncontrolling interest	(2,343)	—	(2,343)

Other comprehensive income attributable to Holly stockholders	$355	$138	$217

Six Months Ended June 30, 2009
Unrealized loss on available-for-sale securities	$(22)	$(9)	$(13)
Unrealized gain on HEP cash flow hedge	4,167	742	3,425

Other comprehensive income	4,145	733	3,412
Less other comprehensive income attributable to noncontrolling interest	2,260	—	2,260

Other comprehensive income attributable to Holly stockholders	$1,885	$733	$1,152

The temporary unrealized gain (loss) on available-for-sale securities is due to changes in market prices of securities.
Accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets includes:

	June 30,	December 31,
	2010	2009
	(In thousands)
Pension obligation adjustment	$(21,774)	$(21,774)
Retiree medical obligation adjustment	(1,749)	(1,749)
Unrealized gain on available-for-sale securities	376	379
Unrealized loss on HEP cash flow hedge, net of noncontrolling interest	(2,336)	(2,556)

Accumulated other comprehensive loss	$(25,483)	$(25,700)

NOTE 13: Retirement Plan
We have a non-contributory defined benefit retirement plan that covers most of our employees who were hired prior to January 1, 2007. Our policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.

The retirement plan is closed to employees hired subsequent to 2006 and not covered by collective bargaining agreements with labor unions. To the extent a non-union employee was hired prior to January 1, 2007, and elected to participate in automatic contributions features under our defined contribution plan, their participation in future benefits of the retirement plan was frozen.
Effective July 1, 2010, the retirement plan was closed to all new employees covered by collective bargaining agreements with labor unions. To the extent a union employee was hired prior to July 1, 2010, the employee may elect to continue their participation in the retirement plan or to participate in our defined contribution plan whereby their participation in future benefits of the retirement plan will be frozen.
The net periodic pension expense consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Service cost — benefit earned during the period	$1,156	$990	$2,298	$2,079
Interest cost on projected benefit obligations	1,291	1,189	2,577	2,420
Expected return on plan assets	(1,164)	(922)	(2,288)	(1,924)
Amortization of prior service cost	98	97	195	195
Amortization of net loss	474	1,818	1,098	1,837

Net periodic pension expense	$1,855	$3,172	$3,880	$4,607

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2010 and 2009 net periodic benefit cost. We contributed $5.4 million the retirement plan in July 2010.
NOTE 14: Contingencies
In May 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the FERC in proceedings brought by us and other parties against SFPP, L.P. (“SFPP”). These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona on SFPP’s East Line. The Court of Appeals in its May 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. The case was remanded to FERC and consolidated with other cases that together addressed SFPP’s rates for the period from January 1992 through May 2006. In 2003 we received an initial payment of $15.3 million from SFPP as reparations for the period from 1992 through July 2000. On April 16, 2010, a settlement among us, SFPP, and other shippers was filed with FERC for its approval. FERC approved the settlement on May 28, 2010. Pursuant to the settlement, we received an additional settlement payment of $8.6 million. This settlement finally resolves the amount of additional payments SFPP owes us for the period January 1992 through May 2006.
We and other shippers also engaged in settlement discussions with SFPP relating to East Line service in the FERC proceedings that address periods after May 2006. A partial settlement covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at the FERC with SFPP a settlement covering the period from December 2008 through November 2010. The FERC approved the settlement on January 29, 2009. The settlement reduced SFPP’s current rates and required SFPP to make additional payments to us of $2.9 million, which were received on May 18, 2009.

On June 2, 2009, SFPP notified us that it would terminate the October 22, 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC challenging the rate increase and asking the FERC to suspend the effectiveness of the increased rates. On August 31, 2009, the FERC issued an order suspending the effective date of the rate increase until January 1, 2010, on which date the rate increase was placed into effect subject to refund, and setting the rate increase for a full evidentiary hearing to be held in 2010. We are not in a position to predict the ultimate outcome of the rate proceeding.
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
The Refining segment includes the operations of our Navajo, Woods Cross, and Tulsa Refineries and Holly Asphalt and involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, the Refining segment includes specialty lubricant products produced at our Tulsa Refinery that are marketed throughout North America and are distributed in Central and South America. Holly Asphalt manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.
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

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP (1)	and Other	Eliminations	Total
	(In thousands)
Three Months Ended June 30, 2010
Sales and other revenues	$2,137,360	$45,483	$151	$(37,134)	$2,145,860
Depreciation and amortization	$20,599	$7,187	$1,333	$(295)	$28,824
Income (loss) from operations	$124,548	$22,888	$(15,110)	$(162)	$132,164
Capital expenditures	$42,492	$2,576	$364	$—	$45,432

				Consolidations
			Corporate	and	Consolidated
	Refining	HEP (1)	and Other	Eliminations	Total
	(In thousands)
Three Months Ended June 30, 2009
Sales and other revenues	$1,019,919	$37,999	$2,979	$(25,119)	$1,035,778
Depreciation and amortization	$17,832	$6,242	$1,186	$—	$25,260
Income (loss) from operations	$29,530	$19,329	$(11,408)	$—	$37,451
Capital expenditures	$38,229	$45,456	$480	$—	$84,165

Six Months Ended June 30, 2010
Sales and other revenues	$4,004,534	$86,172	$217	$(70,773)	$4,020,150
Depreciation and amortization	$41,325	$13,992	$1,854	$(590)	$56,581
Income (loss) from operations	$99,969	$41,149	$(30,877)	$(821)	$109,420
Capital expenditures	$70,764	$4,487	$1,279	$—	$76,530

Six Months Ended June 30, 2009
Sales and other revenues	$1,656,829	$67,331	$3,078	$(43,430)	$1,683,808
Depreciation and amortization	$29,783	$11,820	$3,738	$—	$45,341
Income (loss) from operations	$68,235	$31,407	$(24,400)	$—	$75,242
Capital expenditures	$126,467	$56,026	$900	$—	$183,393

June 30, 2010
Cash, cash equivalents and investments in marketable securities	$—	$2,806	$138,622	$—	$141,428
Total assets	$2,267,727	$671,555	$375,987	$(31,690)	$3,283,579

December 31, 2009
Cash, cash equivalents and investments in marketable securities	$—	$2,508	$123,311	$—	$125,819
Total assets	$2,142,317	$641,775	$392,007	$(30,160)	$3,145,939

(1)
HEP segment revenues from external customers were $8.4 million and $12.9 million for the three months ended June 30, 2010 and 2009, respectively, and $15.5 million and $23.9 million for the six months ended June 30, 2010 and 2009, respectively.

Note 16: Supplemental Guarantor/Non-Guarantor Financial Information
Our obligations under the Holly 9.875% Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 34% ownership interest, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.
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

Condensed Consolidating Balance Sheet

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
June 30, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$131,107	$(6,201)	$12,500	$—	$137,406	$2,806	$—	$140,212
Marketable securities	—	1,216	—	—	1,216	—	—	1,216
Accounts receivable	(7,611)	766,257	(2)	—	758,644	23,089	(18,964)	762,769
Intercompany accounts receivable (payable)	(1,190,233)	802,252	387,981	—	—	—	—	—
Inventories	—	420,964	—	—	420,964	182	—	421,146
Income taxes receivable	—	—	—	—	—	—	—	—
Prepayments and other assets	30,426	31,759	—	—	62,185	757	(3,157)	59,785

Total current assets	(1,036,311)	2,016,247	400,479	—	1,380,415	26,834	(22,121)	1,385,128

Properties and equipment, net	18,734	1,000,795	171,768	—	1,191,297	489,062	(10,714)	1,669,645
Investment in subsidiaries	2,122,191	522,531	(373,015)	(2,271,707)	—	—	—	—
Intangibles and other assets	9,794	62,209	—	—	72,003	155,659	1,144	228,806

Total assets	$1,114,408	$3,601,782	$199,232	$(2,271,707)	$2,643,715	$671,555	$(31,691)	$3,283,579

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,833	$1,003,265	$3,623	$—	$1,022,721	$6,340	$(18,964)	$1,010,097
Accrued liabilities	21,735	15,945	672	—	38,352	20,203	(3,157)	55,398

Total current liabilities	37,568	1,019,210	4,295	—	1,061,073	26,543	(22,121)	1,065,495

Long-term debt	288,965	56,536	—	—	345,501	476,976	(17,141)	805,336
Non-current liabilities	41,618	30,607	—	—	72,225	11,984	—	84,209
Deferred income taxes	102,187	226	419	—	102,832	—	4,951	107,783
Distributions in excess of inv in HEP	—	373,012	—	—	373,012	—	(373,012)	—
Equity — Holly Corporation	644,070	2,122,191	194,518	(2,316,709)	644,070	156,052	(157,239)	642,883
Equity — noncontrolling interest	—	—	—	45,002	45,002	—	532,871	577,873

Total liabilities and equity	$1,114,408	$3,601,782	$199,232	$(2,271,707)	$2,643,715	$671,555	$(31,691)	$3,283,579

Condensed Consolidating Balance Sheet

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
December 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$127,560	$(12,477)	$7,005	$—	$122,088	$2,508	$—	$124,596
Marketable securities	—	1,223	—	—	1,223	—	—	1,223
Accounts receivable	973	759,140	—	—	760,113	18,767	(16,425)	762,455
Intercompany accounts receivable (payable)	(1,134,296)	817,647	316,649	—	—	—	—	—
Inventories	—	303,348	—	—	303,348	165	—	303,513
Income taxes receivable	38,071	1	—	—	38,072	—	—	38,072
Prepayments and other assets	24,940	29,018	—	—	53,958	574	(3,575)	50,957
Current assets of discontinued operations	—	—	—	—	—	2,195	—	2,195

Total current assets	(942,752)	1,897,900	323,654	—	1,278,802	24,209	(20,000)	1,283,011

Properties and equipment, net	21,918	1,005,422	155,413	—	1,182,753	458,521	(11,304)	1,629,970
Investment in subsidiaries	2,010,510	435,970	(314,973)	(2,131,507)	—	—	—	—
Intangibles and other assets	8,752	64,017	—	—	72,769	159,045	1,144	232,958

Total assets	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,968	$974,177	$2,224	$—	$985,369	$6,211	$(16,425)	$975,155
Accrued liabilities	23,752	15,477	709	—	39,938	13,594	(3,575)	49,957

Total current liabilities	32,720	989,654	2,933	—	1,025,307	19,805	(20,000)	1,025,112

Long-term debt	288,451	39,809	—	—	328,260	379,198	—	707,458
Non-current liabilities	37,859	48,137	—	—	85,996	12,349	(17,342)	81,003
Deferred income taxes	119,127	229	278	—	119,634	—	4,951	124,585
Distributions in excess of inv in HEP	—	314,970	—	—	314,970	—	(314,970)	—
Equity — Holly Corporation	620,271	2,010,510	160,883	(2,171,393)	620,271	230,423	(231,655)	619,039
Equity — noncontrolling interest	—	—	—	39,886	39,886	—	548,856	588,742

Total liabilities and equity	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
Three Months Ended		Restricted	Restricted		Consolidation	Subsidiaries
June 30, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$150	$2,137,361	$—	$—	$2,137,511	$45,483	$(37,134)	$2,145,860

Operating costs and expenses:
Cost of products sold	—	1,884,676	86	—	1,884,762	—	(36,550)	1,848,212
Operating expenses	—	107,463	—	—	107,463	13,495	(127)	120,831
General and administrative expenses	13,916	—	—	—	13,916	1,913	—	15,829
Depreciation and amortization	928	20,825	179	—	21,932	7,187	(295)	28,824

Total operating costs and expenses	14,844	2,012,964	265	—	2,028,073	22,595	(36,972)	2,013,696

Income (loss) from operations	(14,694)	124,397	(265)	—	109,438	22,888	(162)	132,164

Other income (expense):
Equity in earnings of subsidiaries and joint venture	130,097	6,819	7,007	(136,916)	7,007	544	(7,007)	544
Interest income (expense)	(9,527)	(1,119)	12	—	(10,634)	(10,109)	355	(20,388)

	120,570	5,700	7,019	(136,916)	(3,627)	(9,565)	(6,652)	(19,844)

Income from continuing operations before income taxes	105,876	130,097	6,754	(136,916)	105,811	13,323	(6,814)	112,320

Income tax provision	39,608	—	—	—	39,608	46	—	39,654

Net income	66,268	130,097	6,754	(136,916)	66,203	13,277	(6,814)	72,666

Less net income attributable to noncontrolling interest	—	—	—	(65)	(65)	—	6,569	6,504

Net income attributable to Holly Corporation stockholders	$66,268	$130,097	$6,754	$(136,851)	$66,268	$13,277	$(13,383)	$66,162

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
Three Months Ended		Restricted	Restricted		Consolidation	Subsidiaries
June 30, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$97	$1,022,772	$29	$—	$1,022,898	$37,999	$(25,119)	$1,035,778

Operating costs and expenses:
Cost of products sold	—	904,786	131	—	904,917	—	(24,991)	879,926
Operating expenses	—	67,648	—	—	67,648	10,631	(226)	78,053
General and administrative expenses	12,643	550	—	—	13,193	1,797	98	15,088
Depreciation and amortization	965	17,736	317	—	19,018	6,242	—	25,260

Total operating costs and expenses	13,608	990,720	448	—	1,004,776	18,670	(25,119)	998,327

Income (loss) from operations	(13,511)	32,052	(419)	—	18,122	19,329	—	37,451

Other income (expense):
Equity in earnings of subsidiaries and joint venture	37,046	7,723	8,029	(44,769)	8,029	488	(8,029)	488
Interest income (expense)	(2,743)	582	9	—	(2,152)	(4,917)	—	(7,069)
Tulsa Refinery acquisition costs	1,701	(3,311)	—	—	(1,610)	—	—	(1,610)

	36,004	4,994	8,038	(44,769)	4,267	(4,429)	(8,029)	(8,191)

Income from continuing operations before income taxes	22,493	37,046	7,619	(44,769)	22,389	14,900	(8,029)	29,260

Income tax provision	9,464	—	—	—	9,464	93	(235)	9,322

Income from continuing operations	13,029	37,046	7,619	(44,769)	12,925	14,807	(7,794)	19,938

Income from discontinued operations	—	—	—	—	—	1,441	(235)	1,206

Net income	13,029	37,046	7,619	(44,769)	12,925	16,248	(8,029)	21,144

Less net income attributable to noncontrolling interest	—	—	—	(104)	(104)	—	6,643	6,539

Net income attributable to Holly Corporation stockholders	$13,029	$37,046	$7,619	$(44,665)	$13,029	$16,248	$(14,672)	$14,605

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
Six Months Ended		Restricted	Restricted		Consolidation	Subsidiaries
June 30, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$217	$4,004,534	$—	$—	$4,004,751	$86,172	$(70,773)	$4,020,150

Operating costs and expenses:
Cost of products sold	—	3,641,183	12	—	3,641,195	—	(69,119)	3,572,076
Operating expenses	—	222,063	—	—	222,063	26,555	(243)	248,375
General and administrative expenses	28,801	421	—	—	29,222	4,476	—	33,698
Depreciation and amortization	1,871	41,779	(471)	—	43,179	13,992	(590)	56,581

Total operating costs and expenses	30,672	3,905,446	(459)	—	3,935,659	45,023	(69,952)	3,910,730

Income (loss) from operations	(30,455)	99,088	459	—	69,092	41,149	(821)	109,420

Other income (expense):
Equity in earnings of subsidiaries and joint venture	109,989	13,299	12,936	(123,288)	12,936	1,025	(12,936)	1,025
Interest income (expense)	(18,670)	(2,398)	20	—	(21,048)	(18,213)	1,210	(38,051)

	91,319	10,901	12,956	(123,288)	(8,112)	(17,188)	(11,726)	(37,026)

Income (loss) from continuing operations before income taxes	60,864	109,989	13,415	(123,288)	60,980	23,961	(12,547)	72,394

Income tax provision	22,842	—	—	—	22,842	140	—	22,982

Net income	38,022	109,989	13,415	(123,288)	38,138	23,821	(12,547)	49,412

Less net income attributable to noncontrolling interest	—	—	—	116	116	—	11,228	11,344

Net income attributable to Holly Corporation stockholders	$38,022	$109,989	$13,415	$(123,404)	$38,022	$23,821	$(23,775)	$38,068

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
Six Months Ended		Restricted	Restricted		Consolidation	Subsidiaries
June 30, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$195	$1,659,654	$58	$—	$1,659,907	$67,331	$(43,430)	$1,683,808

Operating costs and expenses:
Cost of products sold	—	1,434,502	254	—	1,434,756	—	(43,176)	1,391,580
Operating expenses	—	124,082	—	—	124,082	20,973	(254)	144,801
General and administrative expenses	22,599	1,114	—	—	23,713	3,131	—	26,844
Depreciation and amortization	1,937	30,950	634	—	33,521	11,820	—	45,341

Total operating costs and expenses	24,536	1,590,648	888	—	1,616,072	35,924	(43,430)	1,608,566

Income (loss) from operations	(24,341)	69,006	(830)	—	43,835	31,407	—	75,242

Other income (expense):
Equity in earnings of subsidiaries and joint venture	80,460	12,623	13,249	(93,083)	13,249	663	(13,249)	663
Interest income (expense)	(2,352)	2,142	22	—	(188)	(10,924)	—	(11,112)
SLC Pipeline acquisition costs	—	—	—	—	—	(2,500)	2,500	—
Tulsa Refinery acquisition costs	1,701	(3,311)	—	—	(1,610)	—	—	(1,610)

	79,809	11,454	13,271	(93,083)	11,451	(12,761)	(10,749)	(12,059)

Income from continuing operations before income taxes	55,468	80,460	12,441	(93,083)	55,286	18,646	(10,749)	63,183

Income tax provision	21,503	—	—	—	21,503	166	(498)	21,171

Income from continuing operations	33,965	80,460	12,441	(93,083)	33,783	18,480	(10,251)	42,012

Income from discontinued operations	—	—	—	—	—	3,035	(498)	2,537

Net income	33,965	80,460	12,441	(93,083)	33,783	21,515	(10,749)	44,549

Less net income attributable to noncontrolling interest	—	—	—	(182)	(182)	—	8,181	7,999

Net income attributable to Holly Corporation stockholders	$33,965	$80,460	$12,441	$(92,901)	$33,965	$21,515	$(18,930)	$36,550

Condensed Consolidating Statement of Cash Flows

			Non-	Holly Corp.	Non-Guarantor
		Guarantor	Guarantor	Before	Non-Restricted
		Restricted	Restricted	Consolidation	Subsidiaries
Six Months Ended June 30, 2010	Parent	Subsidiaries	Subsidiaries	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$24,464	$(15,103)	$1,379	$10,740	$45,186	$(17,580)	$38,346

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(1,279)	(54,880)	(15,884)	(72,043)	—	—	(72,043)
Additions to properties, plants and equipment — HEP	—	—	—	—	(43,527)	39,040	(4,487)
Proceeds from sale of assets	—	39,040	—	39,040	—	(39,040)	—

	(1,279)	(15,840)	(15,884)	(33,003)	(43,527)	—	(76,530)

Cash flows from financing activities
Net repayments under credit agreements — HEP	—	—	—	—	(51,000)	—	(51,000)
Proceeds from issuance of senior notes — HEP	—	—	—	—	147,540	—	147,540
Repayments under financing obligation — Holly	—	(616)	—	(616)	—	201	(415)
Purchase of treasury stock	(1,308)	—	—	(1,308)	—	—	(1,308)
Contribution from joint venture partner	—	(15,000)	20,000	5,000	—	—	5,000
Dividends	(15,901)	—	—	(15,901)	—	—	(15,901)
Purchase price in excess of transferred basis in assets	—	53,960	—	53,960	(53,960)	—	—
Distributions to noncontrolling interest	—	—	—	—	(41,312)	17,379	(23,933)
Excess tax expense from equity based compensation	(1,313)	—	—	(1,313)	—	—	(1,313)
Deferred financing costs	(1,177)	(1,125)	—	(2,302)	(353)	—	(2,655)
Purchase of units for HEP restricted grants	—	—	—	—	(2,276)	—	(2,276)
Other	61	—	—	61	—	—	61

	(19,638)	37,219	20,000	37,581	(1,361)	17,580	53,800

Cash and cash equivalents
Increase (decrease) for the period	3,547	6,276	5,495	15,318	298	—	15,616
Beginning of period	127,560	(12,477)	7,005	122,088	2,508	—	124,596

End of period	$131,107	$(6,201)	$12,500	$137,406	$2,806	$—	$140,212

Condensed Consolidating Statement of Cash Flows

			Non-	Holly Corp.	Non-Guarantor
		Guarantor	Guarantor	Before	Non-Restricted
		Restricted	Restricted	Consolidation	Subsidiaries
Six months ended June 30, 2009	Parent	Subsidiaries	Subsidiaries	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(156,073)	$278,433	$979	$123,339	$32,250	$(14,039)	$141,550

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	900	(98,089)	(28,378)	(127,367)	—	—	(127,367)
Additions to properties, plants and equipment — HEP	—	—	—	—	(56,026)	—	(56,026)
Acquisition of Tulsa Refinery west facility — Holly	—	(157,814)	—	(157,814)	—	—	(157,814)
Investment in SLC Pipeline — HEP	—	—	—	—	(25,500)	—	(25,500)
Purchases of marketable securities	(165,892)	—	—	(165,892)	—	—	(165,892)
Sales and maturities of marketable securities	220,281	—	—	220,281	—	—	220,281

	53,489	(255,903)	(28,378)	(230,792)	(81,526)	—	(312,318)

Cash flows from financing activities
Proceeds from issuance of senior notes — Holly	187,925	—	—	187,925	—	—	187,925
Net borrowings under credit agreement — HEP	—	—	—	—	18,000	—	18,000
Proceeds from issuance of common units — HEP	—	—	—	—	58,355	—	58,355
Purchase of treasury stock	(1,214)	—	—	(1,214)	—	—	(1,214)
Contribution from joint venture partner	—	(20,850)	29,800	8,950	—	—	8,950
Dividends	(15,022)	—	—	(15,022)	—	—	(15,022)
Distributions to noncontrolling interest	—	—	—	—	(28,568)	14,039	(14,529)
Excess tax benefit from equity based compensation	2,110	—	—	2,110	—	—	2,110
Deferred financing costs	(5,193)	—	—	(5,193)	—	—	(5,193)
Other	45	(1,191)	—	(1,146)	415	—	(731)

	168,651	(22,041)	29,800	176,410	48,202	14,039	238,651

Cash and cash equivalents
Increase (decrease) for the period	66,067	489	2,401	68,957	(1,074)	—	67,883
Beginning of period	33,316	(1,182)	3,402	35,536	5,269	—	40,805

End of period	$99,383	$(693)	$5,803	$104,493	$4,195	$—	$108,688

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
OVERVIEW
We are principally an independent petroleum refiner operating three refineries consisting of refinery facilities in Artesia and Lovington, New Mexico (collectively, the “Navajo Refinery”), Woods Cross, Utah (the “Woods Cross Refinery”) and two refinery facilities in Tulsa, Oklahoma (collectively, operated as the “Tulsa Refinery”). As of June 30, 2010, our refineries had a combined crude capacity of 256,000 BPSD. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At June 30, 2010, we also owned a 34% interest in HEP (including the 2% general partner interest) which owns and operates pipeline and terminalling assets, and owns a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”).
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel, jet fuel and asphalt products in markets in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. We also produce specialty lubricant products that are marketed throughout North America and are distributed in Central and South America. For the six months ended June 30, 2010, sales and other revenues were $4,020.2 million and net income attributable to Holly Corporation stockholders was $38.1 million. For the six months ended June 30, 2009, sales and other revenues from continuing operations were $1,683.8 million and net income attributable to Holly Corporation stockholders was $36.6 million. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the six months ended June 30, 2010 were $3,910.7 million compared to $1,608.6 million for the six months ended June 30, 2009.
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

RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	June 30,		Change from 2009
	2010	2009	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$2,145,860	$1,035,778	$1,110,082	107.2%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,848,212	879,926	968,286	110.0
Operating expenses (exclusive of depreciation and amortization)	120,831	78,053	42,778	54.8
General and administrative expenses (exclusive of depreciation and amortization)	15,829	15,088	741	4.9
Depreciation and amortization	28,824	25,260	3,564	14.1

Total operating costs and expenses	2,013,696	998,327	1,015,369	101.7

Income from operations	132,164	37,451	94,713	252.9
Other income (expense):
Equity in earnings of SLC Pipeline	544	488	56	11.5
Interest income	635	134	501	373.9
Interest expense	(21,023)	(7,203)	(13,820)	191.9
Tulsa refinery acquisition costs	—	(1,610)	1,610	(100.0)

	(19,844)	(8,191)	(11,653)	142.3

Income from continuing operations before income taxes	112,320	29,260	83,060	283.9
Income tax provision	39,654	9,322	30,332	325.4

Income from continuing operations	72,666	19,938	52,728	264.5
Income from discontinued operations, net of taxes of $253	—	1,206	(1,206)	(100.0)

Net income	72,666	21,144	51,522	243.7
Less net income attributable to noncontrolling interest	6,504	6,539	(35)	(0.5)

Net income attributable to Holly Corporation stockholders	$66,162	$14,605	$51,557	353.0%

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$66,162	$14,248	$51,914	364.4%
Income from discontinued operations	—	357	(357)	(100.0)

Net income	$66,162	$14,605	$51,557	353.0%

Earnings per share attributable to Holly Corporation stockholders – basic:
Income from continuing operations	$1.24	$0.28	$0.96	342.9%
Income from discontinued operations	—	0.01	(0.01)	(100.0)

Net income	$1.24	$0.29	$0.95	327.6%

Earnings per share attributable to Holly Corporation stockholders – diluted:
Income from continuing operations	$1.24	$0.28	$0.96	342.9%
Income from discontinued operations	—	0.01	(0.01)	(100.0)

Net income	$1.24	$0.29	$0.95	327.6%

Cash dividends declared per common share	$0.15	$0.15	$—	—%

Average number of common shares outstanding:
Basic	53,206	50,170	3,036	6.1%
Diluted	53,408	50,226	3,182	6.3%

	Six Months Ended
	June 30,		Change from 2009
	2010	2009	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,020,150	$1,683,808	$2,336,342	138.8%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,572,076	1,391,580	2,180,496	156.7
Operating expenses (exclusive of depreciation and amortization)	248,375	144,801	103,574	71.5
General and administrative expenses (exclusive of depreciation and amortization)	33,698	26,844	6,854	25.5
Depreciation and amortization	56,581	45,341	11,240	24.8

Total operating costs and expenses	3,910,730	1,608,566	2,302,164	143.1

Income from operations	109,420	75,242	34,178	45.4
Other income (expense):
Equity in earnings of SLC Pipeline	1,025	663	362	54.6
Interest income	694	2,330	(1,636)	(70.2)
Interest expense	(38,745)	(13,442)	(25,303)	188.2
Tulsa refinery acquisition costs	—	(1,610)	1,610	(100.0)

	(37,026)	(12,059)	(24,967)	207.0

Income from continuing operations before income taxes	72,394	63,183	9,211	14.6
Income tax provision	22,982	21,171	1,811	8.6

Income from continuing operations	49,412	42,012	7,400	17.6
Income from discontinued operations, net of taxes of $536	—	2,537	(2,537)	(100.0)

Net income	49,412	44,549	4,863	10.9
Less net income attributable to noncontrolling interest	11,344	7,999	3,345	41.8

Net income attributable to Holly Corporation stockholders	$38,068	$36,550	$1,518	4.2%

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$38,068	$35,801	$2,267	6.3%
Income from discontinued operations	—	749	(749)	(100.0)

Net income	$38,068	$36,550	$1,518	4.2%

Earnings per share attributable to Holly Corporation stockholders – basic:
Income from continuing operations	$0.72	$0.71	$0.01	1.4%
Income from discontinued operations	—	0.02	(0.02)	(100.0)

Net income	$0.72	$0.73	$(0.01)	(1.4)%

Earnings per share attributable to Holly Corporation stockholders – diluted:
Income from continuing operations	$0.71	$0.71	$0.00	—%
Income from discontinued operations	—	0.02	(0.02)	(100.0)

Net income	$0.71	$0.73	$(0.02)	(2.7)%

Cash dividends declared per common share	$0.30	$0.30	$—	—%

Average number of common shares outstanding:
Basic	53,152	50,106	3,046	6.1%
Diluted	53,375	50,189	3,186	6.3%

Balance Sheet Data (Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$141,428	$125,819
Working capital	$319,633	$257,899
Total assets	$3,283,579	$3,145,939
Long-term debt	$805,336	$707,458
Total equity	$1,220,756	$1,207,781
Other Financial Data (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net cash provided by operating activities	$128,370	$143,865	$38,346	$141,550
Net cash used for investing activities	$(45,432)	$(241,979)	$(76,530)	$(312,318)
Net cash provided by (used for) financing activities	$(36,015)	$152,924	$53,800	$238,651
Capital expenditures	$45,432	$84,165	$76,530	$183,393
EBITDA from continuing operations (1)	$155,028	$55,899	$155,682	$113,425

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Sales and other revenues
Refining (1)	$2,137,360	$1,019,919	$4,004,534	$1,656,829
HEP (2)	45,483	37,999	86,172	67,331
Corporate and Other	151	2,979	217	3,078
Eliminations	(37,134)	(25,119)	(70,773)	(43,430)

Consolidated	$2,145,860	$1,035,778	$4,020,150	$1,683,808

Operating Income (loss)
Refining (1)	$124,548	$29,530	$99,969	$68,235
HEP (2)	22,888	19,329	41,149	31,407
Corporate and Other	(15,110)	(11,408)	(30,877)	(24,400)
Eliminations	(162)	—	(821)	—

Consolidated	$132,164	$37,451	$109,420	$75,242

(1)
The Refining segment includes the operations of our Navajo, Woods Cross and Tulsa Refineries and Holly Asphalt Company (“Holly Asphalt”) and involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. The petroleum products are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, specialty lubricant products produced at our Tulsa Refinery are marketed throughout North America and are distributed in Central and South America. Holly Asphalt manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Navajo Refinery
Crude charge (BPD) (1)	82,370	85,756	80,650	71,798
Refinery production (BPD) (2)	91,750	96,670	89,650	79,960
Sales of produced refined products (BPD)	93,040	95,812	90,000	79,072
Sales of refined products (BPD) (3)	96,280	96,342	93,220	83,809

Refinery utilization (4)	82.4%	85.8%	80.7%	71.8%

Average per produced barrel (5)
Net sales	$91.21	$67.93	$89.70	$63.80
Cost of products (6)	82.08	59.54	82.50	53.83

Refinery gross margin	9.13	8.39	7.20	9.97
Refinery operating expenses (7)	4.61	4.56	4.88	5.19

Net operating margin	$4.52	$3.83	$2.32	$4.78

Feedstocks:
Sour crude oil	85%	83%	86%	83%
Sweet crude oil	4%	6%	4%	7%
Other feedstocks and blends	11%	11%	10%	10%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	57%	57%	57%	58%
Diesel fuels	31%	34%	31%	33%
Jet fuels	5%	1%	4%	1%
Fuel oil	3%	3%	4%	3%
Asphalt	2%	3%	2%	3%
LPG and other	2%	2%	2%	2%

Total	100%	100%	100%	100%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Woods Cross Refinery
Crude charge (BPD) (1)	27,450	25,937	26,570	24,631
Refinery production (BPD) (2)	28,850	27,699	27,700	25,505
Sales of produced refined products (BPD)	29,070	27,059	28,620	27,042
Sales of refined products (BPD) (3)	29,140	27,751	28,750	27,708

Refinery utilization (4)	88.5%	83.7%	85.7%	79.5%

Average per produced barrel (5)
Net sales	$96.62	$69.05	$93.15	$59.74
Cost of products (6)	74.26	60.10	74.48	49.90

Refinery gross margin	22.36	8.95	18.67	9.84
Refinery operating expenses (7)	5.30	5.98	5.74	6.45

Net operating margin	$17.06	$2.97	$12.93	$3.39

Feedstocks:
Sour crude oil	5%	3%	6%	3%
Sweet crude oil	60%	62%	60%	64%
Black wax crude oil	29%	27%	29%	27%
Other feedstocks and blends	6%	8%	5%	6%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	62%	66%	63%	67%
Diesel fuels	31%	28%	29%	26%
Jet fuels	1%	—%	1%	—%
Fuel oil	1%	3%	1%	4%
Asphalt	3%	2%	3%	1%
LPG and other	2%	1%	3%	2%

Total	100%	100%	100%	100%

Tulsa Refinery (8)
Crude charge (BPD) (1)	118,480	17,930	111,080	9,010
Refinery production (BPD) (2)	112,860	17,275	107,900	9,685
Sales of produced refined products (BPD)	111,880	16,971	105,360	8,532
Sales of refined products (BPD) (3)	111,880	17,245	106,280	8,670

Refinery utilization (4)	94.8%	64.0%	88.9%	64.0%

Average per produced barrel (5)
Net sales	$90.93	$76.14	$88.74	$76.14
Cost of products (6)	81.32	73.31	82.05	73.31

Refinery gross margin	9.61	2.83	6.69	2.83
Refinery operating expenses (7)	4.70	5.21	5.26	5.21

Net operating margin	$4.91	$(2.38)	$1.43	$(2.38)

Feedstocks:
Sour crude oil	8%	—%	5%	—%
Sweet crude oil	92%	100%	95%	100%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	37%	23%	39%	23%
Diesel fuels	32%	28%	31%	28%
Jet fuels	9%	9%	9%	9%
Lubricants	10%	22%	10%	22%
Gas oil / intermediates	3%	16%	3%	16%
Asphalt	4%	—%	4%	—%
LPG and other	5%	2%	4%	2%

Total	100%	100%	100%	100%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Consolidated
Crude charge (BPD) (1)	228,300	129,623	218,300	105,443
Refinery production (BPD) (2)	233,460	141,648	225,250	115,150
Sales of produced refined products (BPD)	233,990	139,842	223,980	114,646
Sales of refined products (BPD) (3)	237,300	141,338	228,250	120,187

Refinery utilization (4)	89.2%	81.5%	85.3%	77.0%

Average per produced barrel (5)
Net sales	$91.75	$69.14	$89.69	$63.76
Cost of products (6)	80.74	61.32	81.26	54.35

Refinery gross margin	11.01	7.82	8.43	9.41
Refinery operating expenses (7)	4.74	4.91	5.17	5.49

Net operating margin	$6.27	$2.91	$3.26	$3.92

Feedstocks:
Sour crude oil	37%	56%	37%	59%
Sweet crude oil	54%	29%	55%	27%
Black wax crude oil	4%	5%	3%	6%
Other feedstocks and blends	5%	10%	5%	8%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	48%	54%	49%	58%
Diesel fuels	32%	32%	31%	31%
Jet fuels	6%	1%	6%	1%
Fuel oil	1%	3%	2%	3%
Asphalt	3%	3%	3%	2%
Lubricants	5%	3%	5%	2%
Gas oil / intermediates	2%	2%	1%	1%
LPG and other	3%	2%	3%	2%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)
Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased by 15,000 BPSD effective April 1, 2009 (our Navajo Refinery expansion), 85,000 BPSD effective June 1, 2009 (our Tulsa Refinery west facility acquisition) and 40,000 BPSD effective December 1, 2009 (our Tulsa Refinery east facility acquisition), increasing our consolidated crude capacity to 256,000 BPSD.

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

(8)
The amounts reported for the Tulsa Refinery for the three and six months ended June 30, 2009 include crude oil processed and products yielded from the Tulsa Refinery west facility for the period from June 1, 2009 (date of Tulsa Refinery west facility acquisition) through June 30, 2009 only, and averaged over the number of days in the periods (91 days and 182 days for the three and six months ended, respectively).

     Operating data for the period from June 1, 2009 through June 30, 2009 is as follows:

Tulsa Refinery
Crude charge (BPD)	54,390
Refinery production (BPD)	52,400
Sales of produced refined products (BPD)	51,480
Sales of refined products (BPD)	52,310

Refinery utilization	64.0%

Results of Operations — Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Summary
Net income attributable to Holly Corporation stockholders for the three months ended June 30, 2010 was $66.2 million ($1.24 per basic and diluted share), a $51.6 million increase compared to $14.6 million ($0.29 per basic and diluted share) for the three months ended June 30, 2009. Net income increased principally due to higher refinery gross margins during the three months ended June 30, 2010 combined with increased volumes of produced refined products sold. Overall refinery gross margins for the three months ended June 30, 2010 were $11.01 per produced barrel compared to $7.82 for the three months ended June 30, 2009.
Overall production levels for the three months ended June 30, 2010 increased by 65% over the same period of 2009 due principally to production from our Tulsa Refinery facilities acquired in June and December 2009.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 107% from $1,035.8 million for the three months ended June 30, 2009 to $2,145.9 million for the three months ended June 30, 2010, due principally to the effects of a 67% increase in year-over-year second quarter volumes of produced refined products sold combined with increased sales prices of produced refined products sold. The average sales price we received per produced barrel sold increased 33% from $69.14 for the three months ended June 30, 2009 to $91.75 for the three months ended June 30, 2010. Sales and other revenues for the three months ended June 30, 2010 and 2009, include $8.4 million and $12.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Additionally included in revenues and contributing to the earnings increase for the three months ended June 30, 2010 was a final settlement received from SFPP, L.P. in June 2010 of $8.6 million that relates to tariff refunds for shipments of refined products for the period of January 1992 through May 2006. In the 2009 second quarter, we received a settlement payment of $2.9 million also related to tariff refunds.
Cost of Products Sold
Cost of products sold increased 110% from $879.9 million for the three months ended June 30, 2009 to $1,848.2 million for the three months ended June 30, 2010, due principally to higher crude oil costs combined with a 67% increase in volumes of produced refined products sold. The average price we paid per produced barrel sold for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 32% from $61.32 for the three months ended June 30, 2009 to $80.74 for the three months ended June 30, 2010.
Gross Refinery Margins
Gross refinery margin per produced barrel increased 41% from $7.82 for the three months ended June 30, 2009 to $11.01 for the three months ended June 30, 2010 due to the effects of an increase in the average sales price we received per produced barrel sold, partially offset by an increase in the average price we paid per barrel of crude oil and feedstocks. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 55% from $78.1 million for the three months ended June 30, 2009 to $120.8 million for the three months ended June 30, 2010, due principally to the inclusion of costs attributable to the operations of our Tulsa Refinery facilities acquired in June and December 2009, and higher refinery utility costs.
General and Administrative Expenses
General and administrative expenses increased slightly from $15.1 million for the three months ended June 30, 2009 to $15.8 million for the three months ended June 30, 2010, due principally to increased payroll costs.

Depreciation and Amortization Expenses
Depreciation and amortization increased 14% from $25.3 million for the three months ended June 30, 2009 to $28.8 million for the three months ended June 30, 2010. The increase was due principally to depreciation and amortization attributable to our Tulsa Refinery facilities and capitalized refinery improvement projects in 2009.
Interest Expense
Interest expense was $21 million for the three months ended June 30, 2010 compared to $7.2 million for the three months ended June 30, 2009. The increase was due principally to interest incurred on the $300 million Holly 9.875% senior notes due 2017 and the HEP 8.25% senior notes due 2018. For the three months ended June 30, 2010 and 2009, interest expense included $10.1 million and $4.7 million, respectively, in interest costs attributable to HEP operations.
Income Taxes
Income taxes were $39.7 million for the three months ended June 30, 2010 compared to $9.3 million for the three months ended June 30, 2009. This increase was due principally to significantly higher pre-tax earnings during the three months ended June 30, 2010 compared to the same period of 2009. Our effective tax rate, before consideration of earnings attributable to noncontrolling interest, was 35.3% and 31.9% for the three months ended June 30, 2010 and 2009, respectively.
Discontinued Operations
On December 1, 2009, HEP sold its 70% interest in Rio Grande. Rio Grande operations generated earnings of $1.2 million for the three months ended June 30, 2009.
Results of Operations — Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Summary
Net income attributable to Holly Corporation stockholders for the six months ended June 30, 2010 was $38.1 million ($0.72 per basic and $0.71 per diluted share), a $1.5 million increase compared to $36.6 million ($0.73 per basic and diluted share) for the six months ended June 30, 2009. Net income increased due principally to increased volumes of produced refined products sold. Overall refinery gross margins for the six months ended June 30, 2010 were $8.43 per produced barrel compared to $9.41 for the six months ended June 30, 2009.
Overall production levels for the six months ended June 30, 2010 increased by 96% over the same period of 2009 due to production from our Tulsa Refinery facilities acquired in June and December 2009 combined with higher production levels at our Navajo and Woods Cross Refineries. Additionally, production levels were lower during the first quarter of 2009 due to scheduled downtime during a planned major maintenance turnaround at our Navajo Refinery.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 139% from $1,683.8 million for the six months ended June 30, 2009 to $4,020.2 million for the six months ended June 30, 2010, due principally to the effects of a 95% increase in year-over-year volumes of produced refined products sold combined with increased sales prices of produced refined products sold. The average sales price we received per produced barrel sold increased 41% from $63.76 for the six months ended June 30, 2009 to $89.69 for the six months ended June 30, 2010. Sales and other revenues for the six months ended June 30, 2010 and 2009, include $15.5 million and $23.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold increased 157% from $1,391.6 million for the six months ended June 30, 2009 to $3,572.1 million for the six months ended June 30, 2010, due principally to higher crude oil costs combined with a 95% increase in volumes of produced refined products sold. The average price we paid per produced barrel sold for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 50% from $54.35 for the six months ended June 30, 2009 to $81.26 for the six months ended June 30, 2010.

Gross Refinery Margins
Gross refining margin per produced barrel decreased 10% from $9.41 for the six months ended June 30, 2009 to $8.43 for the six months ended June 30, 2010 due to the effects of an increase in the average price we paid per barrel of crude oil and feedstocks, partially offset by an increase in the average sales price we received per produced barrel sold. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 72% from $144.8 million for the six months ended June 30, 2009 to $248.4 million for the six months ended June 30, 2010, due principally to the inclusion of costs attributable to the operations of our Tulsa Refinery facilities acquired in June and December 2009 and higher refinery utility costs.
General and Administrative Expenses
General and administrative expenses increased 26% from $26.8 million for the six months ended June 30, 2009 to $33.7 million for the six months ended June 30, 2010, due principally to costs associated with the support and integration of our Tulsa Refinery operations and increased payroll costs.
Depreciation and Amortization Expenses
Depreciation and amortization increased 25% from $45.3 million for the six months ended June 30, 2009 to $56.6 million for the six months ended June 30, 2010. The increase was due principally to depreciation and amortization attributable to our Tulsa refinery facilities and capitalized refinery improvement projects in 2009.
Interest Expense
Interest expense was $38.7 million for the six months ended June 30, 2010 compared to $13.4 million for the six months ended June 30, 2009. The increase was due principally to interest incurred on the $300 million Holly 9.875% senior notes due 2017 and the HEP 8.25% senior notes due 2018. For the six months ended June 30, 2010 and 2009, interest expense included $18.2 million and $10.9 million, respectively, in costs attributable to HEP operations
Income Taxes
Income taxes were $23 million for the six months ended June 30, 2010 compared to $21.2 million for the six months ended June 30, 2009. Our effective tax rate, before consideration of earnings attributable to noncontrolling interest, was 31.7% and 33.5% for the six months ended June 30, 2010 and 2009, respectively.
Discontinued Operations
Rio Grande operations generated earnings of $2.5 million for the six months ended June 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
Holly Credit Agreement
We have a $400 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. In June 2010, the agreement was upsized by $30 million pursuant to the accordion feature. The Holly Credit Agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at June 30, 2010. At June 30, 2010, we had no outstanding borrowings and letters of credit totaling $65.2 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $334.8 million at June 30, 2010. We entered into an amendment to the Holly Credit Agreement on May 6, 2010 that changed certain financial covenants and provided other enhancements to the agreement.

There are currently a total of fifteen lenders under the Holly Credit Agreement with individual commitments ranging from $10 million to $47.5 million. If any particular lender could not honor its commitment, we believe the unused capacity that would be available from the remaining lenders would be sufficient to meet our borrowing needs. Additionally, we have reviewed publicly available information on our lenders in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the Holly Credit Agreement. We have not experienced, nor do we expect to experience, any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, we believe there would be alternative lenders or options available.
HEP Credit Agreement
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions, working capital and for other general partnership purposes. At June 30, 2010, HEP had outstanding borrowings totaling $155 million under the HEP Credit Agreement, with unused borrowing capacity of $145 million. HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our Consolidated Balance Sheets). Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. During the first quarter of 2010, our previous agreements to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement were terminated.
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
Holly Senior Notes Due 2017
In June 2009, we issued $200 million in aggregate principal amount of 9.875% senior notes maturing June 15, 2017 (the “Holly 9.875% Senior Notes”). A portion of the $187.9 million in net proceeds received was used for post-closing payments for inventories of crude oil and refined products acquired from Sunoco following the closing of the Tulsa Refinery west facility purchase on June 1, 2009. In October 2009, we issued an additional $100 million aggregate principal amount as an add-on offering to the Holly 9.875% Senior Notes that was used to fund the cash portion of our acquisition of the Tulsa Refinery east facility.
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
HEP Senior Notes Due 2018 and 2015
In March 2010, HEP issued $150 million in aggregate principal amount of 8.25% senior notes maturing March 15, 2018 (the “HEP 8.25% Senior Notes”). A portion of the $147.5 million in net proceeds received was used to fund HEP’s $93 million purchase of certain storage assets at our Tulsa Refinery east facility and Navajo Refinery Lovington facility on March 31, 2010. Additionally, HEP used a portion to repay $42 million in outstanding HEP Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital and capital expenditures.

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
Holly Financing Obligation
In October 2009, we sold approximately 400,000 barrels of crude oil tankage at our Tulsa Refinery west facility as well as certain crude oil pipeline receiving facilities to Plains All American Pipeline, L.P. (“Plains”) for $40 million in cash. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits with Plains for crude oil purchased by them and delivered to our Tulsa Refinery west facility for storage. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing obligation. As a result, we retained these assets on our books and recorded a liability representing the $40 million in proceeds received.
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
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of June 30, 2010, we had cash and cash equivalents of $140.2 million and short-term investments in marketable securities of $1.2 million.

Cash and cash equivalents increased by $15.6 million during the six months ended June 30, 2010. Net cash provided by operating activities and financing activities of $38.3 million and $53.8 million, respectively, exceeded cash used for investing activities of $76.5 million. Working capital increased by $61.7 million during the six months ended June 30, 2010.
Cash Flows — Operating Activities
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net cash flows provided by operating activities were $38.3 million for the six months ended June 30, 2010 compared to $141.6 million provided by operating activities for the six months ended June 30, 2009, a decrease of $103.3 million. Net income for the six months ended June 30, 2010 was $49.4 million, an increase of $4.9 million compared to net income of $44.5 million for the six months ended June 30, 2009. Non-cash adjustments consisting of depreciation and amortization, deferred income taxes, equity-based compensation expense, interest rate swap adjustments and noncontrolling interest in earnings of Rio Grande resulted in an increase to operating cash flows of $46.5 million for the six months ended June 30, 2010 compared to an increase of $68.6 million for the same period in 2009. Additionally, SLC Pipeline earnings, net of distributions increased operating cash flows by $0.1 million for the six months ended June 30, 2010 compared to a $0.6 million decrease for the six months ended June 30, 2009. Changes in working capital items decreased cash flows by $54.2 million for the six months ended June 30, 2010 compared an increase of $50.7 million for the six months ended June 30, 2009 due primarily to current year acquisitions of heavy crude oil line fill to be processed at our refineries. Additionally, for the six months ended June 30, 2010, turnaround expenditures decreased to $8.7 million from $31.1 million in 2009 due to the planned major maintenance turnaround at our Navajo Refinery in the first quarter of 2009.
Cash Flows — Investing Activities and Planned Capital Expenditures
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net cash flows used for investing activities were $76.5 million for the six months ended June 30, 2010 compared to $312.3 million for the six months ended June 30, 2009, a decrease of $235.8 million. Cash expenditures for properties, plants and equipment for the first six months of 2010 decreased to $76.5 million from $183.4 million for the same period in 2009. These include HEP capital expenditures of $4.5 million and $56 million for the six months ended June 30, 2010 and 2009, respectively. Capital expenditures were significantly lower in the six months ending June 30, 2010 due to a higher level of capital project initiatives in 2009 including refinery expansion projects. During the six months ended June 30, 2009, we acquired the Tulsa Refinery west facility from Sunoco for $157.8 million, invested $165.9 million in marketable securities and received proceeds of $220.3 million from the sale or maturity of marketable securities. Additionally, HEP purchased a 25% joint venture interest in the SLC Pipeline for $25.5 million.
Planned Capital Expenditures
Holly Corporation
Each year our Board of Directors approves in our annual capital budget projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total approved capital budget for 2010 is $159.6 million. Additionally, capital costs of $38.8 million have been approved for refinery turnarounds and tank work. Excluding capital reimbursement required by the Sinclair Tulsa purchase agreement, we expect to spend approximately $165 million in capital costs in 2010, including capital projects approved in prior years. Our capital spending for 2010 is comprised of $48.5 million for projects at the Navajo Refinery, $10.8 million for projects at the Woods Cross Refinery, $46.7 million for projects at the Tulsa Refinery, $55 million for our portion of the Salt Lake City, Utah to Las Vegas, Nevada pipeline project (the “UNEV Pipeline”), $1.5 million for asphalt plant projects and $2.5 million for marketing-related and miscellaneous projects. The following summarizes our key capital projects.

We are proceeding with the integration project of our Tulsa Refinery west and east facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD. The integration project involves the installation of interconnect pipelines that will permit us to transfer various intermediate streams between the two facilities. We are discussing the interconnecting pipeline project with HEP that would involve the construction of four to five interconnecting pipelines. The project, which has not yet been approved, is expected to cost approximately $30 million with construction to begin later this year. We have also signed a 10-year agreement with a third party for the use of an additional line for the transfer of gasoline blend stocks which is currently in service. These interconnect lines will allow us to eliminate the sale of gas oil at a discount to WTI under our 5-year gas oil off take agreement with a third party, optimize gasoline blending, increase our utilization of better process technology, improve yields and reduce operating costs. We are also planning for third parties (including HEP) to finance, construct and operate the majority of the interconnect pipelines. Also, as part of the integration, we are planning to expand the diesel hydrotreater unit at the east facility to permit the processing of all high sulfur diesel produced to ULSD. This expansion is expected to cost approximately $20 million and will use the reactor that we acquired as part of the Tulsa Refinery west facility acquisition. We are currently planning to complete the integration projects by the end of the first quarter of 2011.
The combined Tulsa facilities also will be required to comply with new Control of Hazardous Air Pollutants from Mobile Sources (“MSAT2”) regulations in order to meet new federal benzene reduction requirements for gasoline. We have elected to largely use existing equipment at the Tulsa Refinery east facility to split reformate from reformers at both Tulsa west and east facilities and install a new benzene saturation unit to achieve the required benzene reduction at an estimated cost of $28.5 million. We will be required to buy benzene credits to get the gasoline pool below 0.62% by volume until this project is complete, as required by law, beginning in 2011. There is an additional requirement to meet 1.3% benzene levels on every gallon of gasoline beginning in July 2012 and we expect to complete this project well before then.
Our consent decree with the EPA requires recovery of sulfur from the refinery fuel gas system at the Tulsa Refinery west facility and flare gas recovery and coker blowdown modifications in order to comply with new flare regulations by the end of 2013. Additionally, the consent decree requires the shutdown or replacement of two low pressure boilers by the end of 2013. We are still evaluating the best solution to this issue. We have previously estimated a cost of $20 million to meet these requirements but are currently evaluating a larger project in the $35 million range which would not only meet these requirements but would increase our ability to run additional lower priced sour crude types at the Tulsa Refinery east facility. A decision on this matter has not yet been made.
We completed phase II of our major capital projects at the Navajo Refinery in the second quarter of 2010. These improvements provide the capability to process up to 40,000 BPSD of heavy type crudes. Phase II involved the installation of a new 18,000 BPSD solvent deasphalter and the revamp of our Artesia crude and vacuum units. The solvent deasphalter unit was complete in the fourth quarter of 2009 and is in operation. We are currently in the process commissioning Phase II.
Also, we expect to complete our asphalt tankage project at the Navajo Refinery and at the Holly Asphalt facility in Artesia, New Mexico in August 2010 that will enhance asphalt economics by permitting the storage of asphalt during the winter months when asphalt prices are generally lower. These asphalt tank additions and the approved upgrade of our rail loading facilities at the Artesia refinery are expected to cost $21 million.
The Navajo Refinery currently plans to comply with the new MSAT2 regulations by the fractionation of raw naphtha with existing equipment to achieve benzene in gasoline levels below 1.3%. The Navajo Refinery will use credits to be generated at the Woods Cross and Tulsa Refineries in order to reduce benzene down to the required 0.62%. Due to our acquisition of the Tulsa Refinery facilities from Sunoco and Sinclair, our Navajo Refinery has until the end of 2011 to comply with the MSAT2 regulations because we no longer qualify for the small refiner’s exemption. We have 30 months to comply starting after we became a large refiner in mid-2009.
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
Under a definitive agreement with Sinclair, we are jointly building the UNEV Pipeline, a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar

City, Utah and North Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline with Sinclair, our joint venture partner, owning the remaining 25% interest. The initial capacity of the pipeline will be 62,000 BPD, with the capacity for further expansion to 120,000 BPD. The current total cost of the pipeline project including terminals is expected to be approximately $290 million, with our share of the cost totaling $218 million. This includes a project scope change that includes the construction of ethanol blending and storage facilities at the Cedar City terminal. We have commenced the final construction phase of the pipeline and expect the pipeline to be mechanically complete in the second quarter of 2011.
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
Regulatory compliance items, at our refineries or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements.
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
We have authorized HEP to build five interconnecting pipelines between our Tulsa east and west refining facilities. We expect the project to cost between $30 – $35 million with construction to begin later this year.
Cash Flows — Financing Activities
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net cash flows provided by financing activities were $53.8 million for the six months ended June 30, 2010 compared to $238.7 million for the six months ended June 30, 2009, a decrease of $184.9 million. During the six months ended June 30, 2010, we received and repaid $310 million in advances under the Holly Credit Agreement, paid $0.4 million under our financing obligation to Plains, purchased $1.3 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, paid $15.9 million in dividends, received a $5 million contribution from our UNEV Pipeline joint venture partner and recognized $1.3 million in taxes on our equity based compensation. Also during this period, HEP received $147.5 million in net proceeds upon the issuance of the HEP 8.25% Senior Notes, received $39 million and repaid $90 million under the HEP Credit Agreement, paid distributions of $23.9 million to noncontrolling interests and purchased $2.3 million in HEP common units in the open market for recipients of its restricted unit grants. Additionally, $2.7 million in deferred financing costs were incurred in connection with the issuance of the HEP 8.25% Senior Notes in March 2010 and an amendment to the Holly Credit Agreement. During the six months ended June 30, 2009, we received $187.9 million in net proceeds upon the issuance of the Holly Senior Notes, received and repaid $94 million in advances under the Holly Credit Agreement, paid $15 million in dividends, purchased $1.2 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, received a $9 million contribution from our UNEV Pipeline joint venture partner and recognized $2.1 million in excess tax benefits on our equity based compensation. Also during this period, HEP received proceeds of $58.4 million upon the issuance of additional common units, received $99 million and repaid $81 million in advances under the HEP Credit Agreement, paid distributions of $14.5 million to noncontrolling interest holders and purchased $0.6 million in HEP common units for recipients of its restricted unit grants. Additionally, we paid $5.2 million in deferred financing costs during the six months ended June 30, 2009. The increased deferred financing costs relate to the 9.875% Holly Senior Notes issued in June 2009.
Contractual Obligations and Commitments
Holly Corporation
There were no significant changes to our contractual obligations during the six months ended June 30, 2010.
HEP
During the six months ended June 30, 2010, HEP repaid net advances of $51 million resulting in $155 million of outstanding principal under the HEP Credit Agreement at June 30, 2010.
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
New Accounting Pronouncements
Variable Interest Entities
On January 1, 2010, new accounting standards became effective that replace the previous quantitative-based risk and rewards calculation provided under GAAP with a qualitative approach in determining whether an entity is the primary beneficiary of a variable interest entity (“VIE”). Additionally, these standards require an entity to assess on an ongoing basis whether it is the primary beneficiary of a VIE and enhance disclosure requirements with respect to an entity’s involvement in a VIE. See “Note 3 – Holly Energy Partners” to the Consolidated Financial Statements under Item 1 for additional information on our involvement with HEP, a consolidated VIE.

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
As of June 30, 2010, HEP has an interest rate swap to hedge its exposure to the cash flow risk caused by the effects of London Interbank Borrowed Rate (“LIBOR”) changes on a $155 million HEP Credit Agreement advance. This interest rate swap effectively converts the $155 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of June 30, 2010. The maturity date of this swap contract is February 28, 2013.
HEP designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that this interest rate swap is effective in offsetting the variability in interest payments on $155 million in variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the swap against the expected future interest payments on the $155 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of June 30, 2010, HEP had no ineffectiveness on its cash flow hedge.
Additional information on HEP’s interest rate swap at June 30, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability
Cash flow hedge - $155 million LIBOR based debt	Other long-term liabilities	$11,122	Accumulated other comprehensive loss	$11,122

HEP reviews publicly available information on its counterparty in order to review and monitor its financial stability and assess its ongoing ability to honor its commitment under the interest rate swap contract. This counterparty is a large financial institution. HEP has not experienced, nor does it expect to experience, any difficulty in the counterparty honoring its commitment.
The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At June 30, 2010, outstanding principal under the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes was $300 million, $185 million and $150 million, respectively. For these fixed rate notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. At June 30, 2010, the estimated fair values of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $313.5 million, $173.9 million and $148.5 million, respectively. We estimate that a hypothetical 10% change in the yield-to-maturity rates applicable to these notes would result in a fair value change to the notes of approximately $14 million, $5 million and $7 million, respectively.
For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2010, borrowings outstanding under the HEP Credit Agreement were $155 million. By means of its cash flow hedge, HEP has effectively converted the variable rate on $155 million of outstanding principal to a fixed rate of 5.49%.

At June 30, 2010, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of six months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Set forth below is our calculation of EBITDA from continuing operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Income from continuing operations	$72,666	$19,938	$49,412	$42,012
Subtract noncontrolling interest in income from continuing operations	(6,504)	(5,690)	(11,344)	(6,211)
Add income tax provision	39,654	9,322	22,982	21,171
Add interest expense	21,023	7,203	38,745	13,442
Subtract interest income	(635)	(134)	(694)	(2,330)
Add depreciation and amortization	28,824	25,260	56,581	45,341

EBITDA from continuing operations	$155,028	$55,899	$155,682	$113,425

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average per produced barrel:

Navajo Refinery
Net sales	$91.21	$67.93	$89.70	$63.80
Less cost of products	82.08	59.54	82.50	53.83

Refinery gross margin	$9.13	$8.39	$7.20	$9.97

Woods Cross Refinery
Net sales	$96.62	$69.05	$93.15	$59.74
Less cost of products	74.26	60.10	74.48	49.90

Refinery gross margin	$22.36	$8.95	$18.67	$9.84

Tulsa Refinery
Net sales	$90.93	$76.14	$88.74	$76.14
Less cost of products	81.32	73.31	82.05	73.31

Refinery gross margin	$9.61	$2.83	$6.69	$2.83

Consolidated
Net sales	$91.75	$69.14	$89.69	$63.76
Less cost of products	80.74	61.32	81.26	54.35

Refinery gross margin	$11.01	$7.82	$8.43	$9.41

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for our three refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$9.13	$8.39	$7.20	$9.97
Less refinery operating expenses	4.61	4.56	4.88	5.19

Net operating margin	$4.52	$3.83	$2.32	$4.78

Woods Cross Refinery
Refinery gross margin	$22.36	$8.95	$18.67	$9.84
Less refinery operating expenses	5.30	5.98	5.74	6.45

Net operating margin	$17.06	$2.97	$12.93	$3.39

Tulsa Refinery
Refinery gross margin	$9.61	$2.83	$6.69	$2.83
Less refinery operating expenses	4.70	5.21	5.26	5.21

Net operating margin	$4.91	$(2.38)	$1.43	$(2.38)

Consolidated
Refinery gross margin	$11.01	$7.82	$8.43	$9.41
Less refinery operating expenses	4.74	4.91	5.17	5.49

Net operating margin	$6.27	$2.91	$3.26	$3.92

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average sales price per produced barrel sold	$91.21	$67.93	$89.70	$63.80
Times sales of produced refined products sold (BPD)	93,040	95,812	90,000	79,072
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$772,242	$592,274	$1,461,213	$913,108

Woods Cross Refinery
Average sales price per produced barrel sold	$96.62	$69.05	$93.15	$59.74
Times sales of produced refined products sold (BPD)	29,070	27,059	28,620	27,042
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$255,596	$170,027	$482,537	$292,404

Tulsa Refinery
Average sales price per produced barrel sold	$90.93	$76.14	$88.74	$76.14
Times sales of produced refined products sold (BPD)	111,880	16,971	105,360	8,532
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$925,766	$117,588	$1,692,286	$117,582

Sum of refined product sales from produced products sold from our three refineries (1)	$1,953,604	$879,889	$3,636,036	$1,323,094
Add refined product sales from purchased products and rounding (2)	27,296	8,303	68,680	61,984

Total refined product sales	1,980,900	888,192	3,704,716	1,385,078
Add direct sales of excess crude oil (3)	114,155	100,621	249,017	221,876
Add other refining segment revenue (4)	42,305	31,106	50,801	49,875

Total refining segment revenue	2,137,360	1,019,919	4,004,534	1,656,829
Add HEP segment sales and other revenues	45,483	37,999	86,172	67,331
Add corporate and other revenues	151	2,979	217	3,078
Subtract consolidations and eliminations	(37,134)	(25,119)	(70,773)	(43,430)

Sales and other revenues	$2,145,860	$1,035,778	$4,020,150	$1,683,808

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(3)
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

(4)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Average sales price per produced barrel sold	$91.75	$69.14	$89.69	$63.76
Times sales of produced refined products sold (BPD)	233,990	139,842	223,980	114,646
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$1,953,604	$879,889	$3,636,036	$1,323,094

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average cost of products per produced barrel sold	$82.08	$59.54	$82.50	$53.83
Times sales of produced refined products sold (BPD)	93,040	95,812	90,000	79,072
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$694,942	$519,123	$1,343,925	$770,417

Woods Cross Refinery
Average cost of products per produced barrel sold	$74.26	$60.10	$74.48	$49.90
Times sales of produced refined products sold (BPD)	29,070	27,059	28,620	27,042
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$196,445	$147,988	$385,823	$244,241

Tulsa Refinery
Average cost of products per produced barrel sold	$81.32	$73.31	$82.05	$73.31
Times sales of produced refined products sold (BPD)	111,880	16,971	105,360	8,532
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$827,925	$113,217	$1,564,707	$113,212

Sum of cost of products for produced products sold from our three refineries (1)	$1,719,312	$780,328	$3,294,455	$1,127,870
Add refined product costs from purchased products sold and rounding (2)	27,827	9,180	69,329	66,859

Total refined cost of products sold	1,747,139	789,508	3,363,784	1,194,729
Add crude oil cost of direct sales of excess crude oil (3)	112,885	99,872	246,552	220,554
Add other refining segment cost of products sold (4)	24,738	15,537	30,859	19,473

Total refining segment cost of products sold	1,884,762	904,917	3,641,195	1,434,756
Subtract consolidations and eliminations	(36,550)	(24,991)	(69,119)	(43,176)

Costs of products sold (exclusive of depreciation and amortization)	$1,848,212	$879,926	$3,572,076	$1,391,580

(1)	The above calculations of cost of products for produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(3)
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

(4)	Other refining segment cost of products sold includes the cost of products for Holly Asphalt and costs attributable to feedstock and sulfur credit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Average cost of products per produced barrel sold	$80.74	$61.32	$81.26	$54.35
Times sales of produced refined products sold (BPD)	233,990	139,842	223,980	114,646
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$1,719,312	$780,328	$3,294,455	$1,127,870

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.61	$4.56	$4.88	$5.19
Times sales of produced refined products sold (BPD)	93,040	95,812	90,000	79,072
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$39,031	$39,758	$79,495	$74,279

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$5.30	$5.98	$5.74	$6.45
Times sales of produced refined products sold (BPD)	29,070	27,059	28,620	27,042
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$14,020	$14,725	$29,734	$31,570

Tulsa Refinery
Average refinery operating expenses per produced barrel sold	$4.70	$5.21	$5.26	$5.21
Times sales of produced refined products sold (BPD)	111,880	16,971	105,360	8,532
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$47,851	$8,046	$100,309	$8,046

Sum of refinery operating expenses per produced products sold from our three refineries (1)	$100,902	$62,529	$209,538	$113,895
Add other refining segment operating expenses and rounding (2)	6,549	5,111	12,507	10,160

Total refining segment operating expenses	107,451	67,640	222,045	124,055
Add HEP segment operating expenses	13,495	10,631	26,555	20,973
Add corporate and other costs	12	8	18	27
Subtract consolidations and eliminations	(127)	(226)	(243)	(254)

Operating expenses (exclusive of depreciation and amortization)	$120,831	$78,053	$248,375	$144,801

(1)
The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of Holly Asphalt.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Average refinery operating expenses per produced barrel sold	$4.74	$4.91	$5.17	$5.49
Times sales of produced refined products sold (BPD)	233,990	139,842	223,980	114,646
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$100,902	$62,529	$209,538	$113,895

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Net operating margin per barrel	$4.52	$3.83	$2.32	$4.78
Add average refinery operating expenses per produced barrel	4.61	4.56	4.88	5.19

Refinery gross margin per barrel	9.13	8.39	7.20	9.97
Add average cost of products per produced barrel sold	82.08	59.54	82.50	53.83

Average sales price per produced barrel sold	$91.21	$67.93	$89.70	$63.80
Times sales of produced refined products sold (BPD)	93,040	95,812	90,000	79,072
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$772,242	$592,274	$1,461,213	$913,108

Woods Cross Refinery
Net operating margin per barrel	$17.06	$2.97	$12.93	$3.39
Add average refinery operating expenses per produced barrel	5.30	5.98	5.74	6.45

Refinery gross margin per barrel	22.36	8.95	18.67	9.84
Add average cost of products per produced barrel sold	74.26	60.10	74.48	49.90

Average sales price per produced barrel sold	$96.62	$69.05	$93.15	$59.74
Times sales of produced refined products sold (BPD)	29,070	27,059	28,620	27,042
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$255,596	$170,027	$482,537	$292,404

Tulsa Refinery
Net operating margin per barrel	$4.91	$(2.38)	$1.43	$(2.38)
Add average refinery operating expenses per produced barrel	4.70	5.21	5.26	5.21

Refinery gross margin per barrel	9.61	2.83	6.69	2.83
Add average cost of products per produced barrel sold	81.32	73.31	82.05	73.31

Average sales price per produced barrel sold	$90.93	$76.14	$88.74	$76.14
Times sales of produced refined products sold (BPD)	111,880	16,971	105,360	8,532
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$925,766	$117,588	$1,692,286	$117,582

Sum of refined product sales from produced products sold from our three refineries (1)	$1,953,604	$879,889	$3,636,036	$1,323,094
Add refined product sales from purchased products and rounding (2)	27,296	8,303	68,680	61,984

Total refined product sales	1,980,900	888,192	3,704,716	1,385,078
Add direct sales of excess crude oil (3)	114,155	100,621	249,017	221,876
Add other refining segment revenue (4)	42,305	31,106	50,801	49,875

Total refining segment revenue	2,137,360	1,019,919	4,004,534	1,656,829
Add HEP segment sales and other revenues	45,483	37,999	86,172	67,331
Add corporate and other revenues	151	2,979	217	3,078
Subtract consolidations and eliminations	(37,134)	(25,119)	(70,773)	(43,430)

Sales and other revenues	$2,145,860	$1,035,778	$4,020,150	$1,683,808

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

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

(4)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Net operating margin per barrel	$6.27	$2.91	$3.26	$3.92
Add average refinery operating expenses per produced barrel	4.74	4.91	5.17	5.49

Refinery gross margin per barrel	11.01	7.82	8.43	9.41
Add average cost of products per produced barrel sold	80.74	61.32	81.26	54.35

Average sales price per produced barrel sold	$91.75	$69.14	$89.69	$63.76
Times sales of produced refined products sold (BPD)	233,990	139,842	223,980	114,646
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$1,953,604	$879,889	$3,636,036	$1,323,094

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.
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
SFPP Litigation
a. The Early Complaint Cases
In May 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the Federal Energy Regulatory Commission (“FERC”) in proceedings brought by us and other parties against SFPP, L.P. (“SFPP”). These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona on SFPP’s East Line. The Court of Appeals in its May 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated by partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. The case was remanded to FERC and consolidated with other cases that together addressed SFPP’s rates for the period from January 1992 through May 2006. In 2003 we received an initial payment of $15.3 million from SFPP as reparations for the period from 1992 through July 2000. On April 16, 2010, a settlement among us, SFPP, and other shippers was filed with FERC for its approval. FERC approved the settlement on May 28, 2010. Pursuant to the settlement, we received an additional settlement payment of about $8.6 million. This settlement finally resolves the amount of additional payments SFPP owes us for the period January 1992 through May 2006.
b. Other Settlements
We and other shippers also engaged in settlement discussions with SFPP relating to East Line service in the FERC proceedings that address periods after May 2006. A partial settlement covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of approximately $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at the FERC with SFPP a settlement covering the period from December 2008 through November 2010. The FERC approved the settlement on January 29, 2009. The settlement reduced SFPP’s current rates and required SFPP to make additional payments to us of approximately $2.9 million, which were received on May 18, 2009.
c. The Latest Rate Proceeding
On June 2, 2009, SFPP notified us that it would terminate the October 22, 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC, challenging the rate increase and asking the FERC to suspend the effectiveness of the increased rates. On August 31, 2009, the FERC issued an order suspending the effective date of the rate increase until January 1, 2010, on which date the rate increase was placed into effect subject to refund, and setting the rate increase for a full evidentiary hearing to be held in 2010. We are not in a position to predict the ultimate outcome of the rate proceeding.

NMED NOV
In October 2008, the New Mexico Environment Department (“NMED”) issued an Amended Notice of Violation and Proposed Penalties (“Amended NOV”) to Navajo Refining Company, amending a Notice of Violation (“NOV”) issued in February 2007. The Amended NOV is a preliminary enforcement document issued by NMED and usually is the predicate to formal administrative or judicial enforcement. The February 2007 NOV was issued following two hazardous waste compliance evaluation inspections at the Artesia, New Mexico refinery that were conducted in April and November 2006 and alleged violations of the New Mexico Hazardous Waste Management Regulations and Navajo’s Hazardous Waste Permit. NMED proposed a civil penalty of approximately $0.1 million for the February 2007 NOV. The Amended NOV included additional alleged violations concerning post-closure care of a hazardous waste land treatment unit and the construction of a tank on the land treatment area. The Amended NOV also proposed an additional civil penalty of $0.3 million. Navajo and NMED have resolved this matter in a Settlement Agreement and Stipulated Final Order entered on March 31, 2010. The settlement requires Navajo to pay a civil penalty of $0.3 million and take specified corrective actions. The civil penalty has been paid and all of the required corrective actions have been completed.
Woods Cross Construction Dispute
Our Holly Refining & Marketing Company — Woods Cross and Woods Cross Refining Company, LLC subsidiaries were named, along with other parties, as defendants in a lawsuit filed on April 22, 2009 by Brahma Group, Inc. in the State District Court in Davis County, Utah, involving a construction dispute over the installation of an oil gas hydrocracker at the Woods Cross, Utah refinery. The lawsuit alleges that the defendants caused delays, additional work and increased costs in the installation of the oil gas hydrocracker for which the plaintiff was not paid. The claims made against our subsidiaries are for lien foreclosure, failure to obtain a payment bond, and implied contract. The lawsuit seeks compensatory damages in the approximate amount of $12 million, costs, attorney’s fees allowed by law, and interest allowed by law. A lien has also been filed in the county records against the refinery property in that amount. Our subsidiaries have tendered defense of the complaint to the general contractor, Benham Constructors. Our subsidiaries have answered the complaint and denied any liability. The plaintiff and the general contractor resolved their dispute in arbitration and all liens, claims and lawsuits have been released and dismissed.
Cut Bank Hill Environmental Claims
Prior to the sale by Holly Corporation of the Montana Refining Company (“MRC”) assets in 2006, MRC, along with other companies was the subject of several environmental claims at the Cut Bank Hill site in Montana. These claims include: (1) a U.S. Environmental Protection Agency administrative order requiring MRC and other companies to undertake cleanup actions; (2) a U.S. Coast Guard claim against MRC and other companies for response costs of $0.3 million in connection with its cleanup efforts at the Cut Bank Hill site; and (3) a unilateral order by the Montana Department of Environmental Quality (“MDEQ”) directing MRC and other companies to complete a remedial investigation and a request by the MDEQ that MRC and other companies pay approximately $0.2 million to reimburse the State’s costs for remedial actions. MRC has denied responsibility for the requested EPA and the MDEQ cleanup actions and the MDEQ and Coast Guard response costs.
OSHA Inspection – Woods Cross
In June 2007, the Federal Occupational Safety and Health Administration (“OSHA”) announced a national emphasis program (“NEP”) for inspecting approximately 80 refineries within its jurisdiction. As a part of the NEP, OSHA encouraged certain State Plan States, such as Utah, to initiate their own version of the NEP. Beginning on May 1, 2008, the Utah Labor Commission, Occupational Safety and Health Division (“UOSH”) began an inspection of the refinery, which is operated by Holly Refining and Marketing Company — Woods Cross (“Holly-WC”) and is located in Woods Cross, Utah. The inspection ended on September 18 and on October 23, 2008, UOSH issued one citation alleging 33 violations of various safety standards including the Process Safety Management Standard and proposing a penalty of $91,750. Holly-WC filed a notice of contest with the Adjudicative Division, Utah Labor Commission, in Salt Lake City, Utah. After discovery and extensive negotiations, on May 17, 2010, the parties executed a settlement agreement which was approved by Judge Richard La Jeunesse and the matter was dismissed. The settlement agreement provided a favorable outcome for Holly-WC with the withdrawal of many of the alleged violations, the implementation of various corrective measures to improve process safety and the payment of a significantly reduced penalty in the amount of $44,000.
OSHA Inspection – Tulsa Refinery east facility
In June 2007, OSHA announced a NEP for inspecting approximately 80 refineries within its jurisdiction. As part of the NEP, OSHA conducted an inspection of Sinclair Tulsa Refining Company’s (“Sinclair Tulsa”) refinery in Tulsa, Oklahoma (our Tulsa Refinery east facility) from February 4, 2009 through August 3, 2009. On August 4, 2009, OSHA issued two citations to Sinclair Tulsa, alleging 51 serious violations and 1 willful violation of various safety standards including the Process Safety Management Standard (“PSM”) and the General Duty Clause. OSHA proposed penalties totaling $240,750. Sinclair filed a notice of contest, challenging the citations. Because the proposed penalties exceed $100,000, the matter was referred for mandatory settlement before the Occupational Safety and Health Review Commission (“OSHRC”). Prior to the mandatory settlement conference which had been scheduled for March 16 – 17, 2010 in Dallas, Texas, Sinclair Tulsa and OSHA notified the OSHRC that a settlement had been reached in principle. On July 15, 2010, Sinclair Tulsa and OSHA filed an executed settlement agreement with the OSHRC for its review and approval.
Our subsidiary, Holly Refining & Marketing – Tulsa LLC (“HRM-Tulsa”), entered into an Asset Sale & Purchase Agreement (the “Agreement”) with Sinclair Tulsa dated October 19, 2009 to acquire the Tulsa Refinery east facility, and the sale closed on December 1, 2009. HRM-Tulsa intervened in the case against Sinclair Tulsa pending before the Occupational Safety and Health Review Commission shortly after the sale closed. Under the terms of the Agreement, Sinclair retains responsibility for defending the OSHA citations and paying any penalties, and HRM-Tulsa has the discretion to select the means and methods of improving the PSM program. HRM-Tulsa has evaluated the feasibility of various PSM program improvements and developed a plan to implement a number of safety enhancements at the Tulsa Refinery east facility. HRM-Tulsa management presented its safety improvement plan to OSHA and OSHA has approved the plan. HRM-Tulsa and OSHA have negotiated a settlement agreement which memorializes OSHA’s approval of the safety improvement plan. The settlement agreement between HRM-Tulsa and OSHA is due to be filed with the OSHRC by August 10, 2010.
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
Navajo Tank Fire
On March 2, 2010, a tank caught fire while under construction. At the time of the incident, four individuals were working on top of the tank. These individuals were all employees of a third-party contractor who was placing insulation on the tank. Two individuals sustained injuries and two individuals died as a result of the incident. Lawsuits have been filed on behalf of the two survivors and on behalf of the estate of the two deceased workers. At the date of this report, it is not possible to predict the likely outcome of this litigation. This matter is being reported due to the serious nature of the injuries. Because of our insurance coverage, the total cost to the Company for these cases is not expected to be material.

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
10.1
First Amendment to Second Amended and Restated Credit Agreement dated as of May 6, 2010 by and among Holly Corporation, as the borrower, the Guarantors party thereto, Bank of America, N.A., as administrative agent, and each of the financial institutions parties thereto as lenders (incorporated by reference to Exhibit 10.1 of Holly Corporation’s Current Report on Form 8-K filed with the SEC on May 11, 2010).

10.2
Amendment No. 2, dated as of May 6, 2010, to the Guarantee and Collateral Agreement dated as of July 1, 2004 (as amended by the First Amendment to Guarantee and Collateral Agreement and Reaffirmation and Assumption Agreement dated as of April 7, 2009), among Holly Corporation, each Subsidiary of the Holly Corporation from time to time party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of Holly Corporation’s Current Report on Form 8-K filed with the SEC on May 11, 2010).

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

101**
The following financial information from Holly Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to the Consolidated Financial Statements (tagged as blocks of text).

+	Filed herewith.

++	Furnished herewith.

**	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION (Registrant)

Date: August 6, 2010	/s/ Bruce R. Shaw

Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus

Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)