Form 10-Q
period 2010-09-30
HOLLY CORP
filed 2010-11-05
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
Yes ☑          No☐
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
Yes ☐          No ☑
53,210,016 shares of Common Stock, par value $.01 per share, were outstanding on October 29, 2010.

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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $706 and $2,508, respectively)	$271,920	$124,596
Marketable securities	1,171	1,223

Accounts receivable: Product and transportation (HEP: $21,319 and $18,767, respectively)	250,098	292,310
Crude oil resales	468,373	470,145

	718,471	762,455

Inventories: Crude oil and refined products	368,260	259,582
Materials and supplies (HEP: $197 and $165, respectively )	45,755	43,931

	414,015	303,513

Income taxes receivable	26,269	38,072
Prepayments and other (HEP: $924 and $574, respectively)	43,261	50,957
Current assets of discontinued operations (HEP: $2,195)	—	2,195

Total current assets	1,475,107	1,283,011

Properties, plants and equipment, at cost (HEP: $535,464 and $491,999, respectively)	2,130,680	2,001,855
Less accumulated depreciation (HEP: $(52,678) and $(33,478), respectively)	(433,297)	(371,885)

	1,697,383	1,629,970

Other assets: Turnaround costs	50,948	53,463
Goodwill (HEP: $81,602 and $81,602)	81,602	81,602
Intangibles and other (HEP: $73,192 and $77,443, respectively)	92,339	97,893

	224,889	232,958

Total assets	$3,397,379	$3,145,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $5,786 and $6,211, respectively)	$1,044,277	$975,155
Accrued liabilities (HEP: $15,752 and $13,594, respectively)	69,072	49,957
Credit agreement borrowings (HEP: $157,000)	157,000	—

Total current liabilities	1,270,349	1,025,112

Long-term debt (HEP: $322,623 and $379,198, respectively)	650,906	707,458
Deferred income taxes	129,677	124,585
Other long-term liabilities (HEP: $12,534 and $12,349, respectively)	80,970	81,003

Equity:
Holly Corporation stockholders’ equity:
Preferred stock, $1.00 par value — 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value — 160,000,000 shares authorized; 76,346,432 and 76,359,006 shares issued as of September 30, 2010 and December 31, 2009, respectively	764	764
Additional capital	191,030	195,565
Retained earnings	1,199,605	1,134,341
Accumulated other comprehensive loss	(26,360)	(25,700)
Common stock held in treasury, at cost — 23,136,416 and 23,292,737 shares as of September 30, 2010 and December 31, 2009, respectively	(677,912)	(685,931)

Total Holly Corporation stockholders’ equity	687,127	619,039

Noncontrolling interest	578,350	588,742

Total equity	1,265,477	1,207,781

Total liabilities and equity	$3,397,379	$3,145,939

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2010 and December 31, 2009. HEP is a consolidated variable interest entity.
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales and other revenues	$2,090,988	$1,488,491	$6,111,138	$3,172,299

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,807,044	1,295,438	5,379,120	2,687,018
Operating expenses (exclusive of depreciation and amortization)	130,263	96,717	378,638	241,518
General and administrative expenses (exclusive of depreciation and amortization)	16,925	16,728	50,623	43,572
Depreciation and amortization	29,138	24,026	85,719	69,367

Total operating costs and expenses	1,983,370	1,432,909	5,894,100	3,041,475

Income from operations	107,618	55,582	217,038	130,824

Other income (expense):
Equity in earnings of SLC Pipeline	570	646	1,595	1,309
Interest income	64	231	758	2,561
Interest expense	(17,368)	(12,407)	(56,113)	(25,849)
Tulsa Refinery acquisition costs	—	(378)	—	(1,988)

	(16,734)	(11,908)	(53,760)	(23,967)

Income from continuing operations before income taxes	90,884	43,674	163,278	106,857

Income tax provision:
Current	9,042	6,085	48,964	9,075
Deferred	22,452	7,412	5,512	25,593

	31,494	13,497	54,476	34,668

Income from continuing operations	59,390	30,177	108,802	72,189

Income from discontinued operations, net of taxes of $182 and $718, respectively	—	901	—	3,438

Net income	59,390	31,078	108,802	75,627

Less net income attributable to noncontrolling interest	8,213	7,594	19,557	15,593

Net income attributable to Holly Corporation stockholders	$51,177	$23,484	$89,245	$60,034

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$51,177	$23,213	$89,245	$59,014
Income from discontinued operations	—	271	—	1,020

Net income	$51,177	$23,484	$89,245	$60,034

Earnings per share attributable to Holly Corporation stockholders — basic:
Income from continuing operations	$0.96	$0.46	$1.68	$1.18
Income from discontinued operations	—	0.01	—	0.02

Net income	$0.96	$0.47	$1.68	$1.20

Earnings per share attributable to Holly Corporation stockholders — diluted:
Income from continuing operations	$0.96	$0.46	$1.67	$1.17
Income from discontinued operations	—	0.01	—	0.02

Net income	$0.96	$0.47	$1.67	$1.19

Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45

Average number of common shares outstanding:
Basic	53,210	50,244	53,172	50,153
Diluted	53,567	50,327	53,531	50,272
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009(1)
Cash flows from operating activities:
Net income	$108,802	$75,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,719	70,088
SLC Pipeline earnings, net of distributions	406	(1,309)
Deferred income taxes	5,512	25,593
Equity based compensation expense	7,814	6,579
Change in fair value — interest rate swaps	1,464	300
Noncontrolling interest in earnings of Rio Grande Pipeline Company	—	1,191
(Increase) decrease in current assets:
Accounts receivable	43,984	(327,568)
Inventories	(110,502)	(73,813)
Income taxes receivable	11,803	966
Prepayments and other	(304)	(7,987)
Current assets of discontinued operations	2,195	—
Increase (decrease) in current liabilities:
Accounts payable	69,030	429,465
Accrued liabilities	17,971	1,225
Turnaround expenditures	(11,453)	(33,112)
Other, net	3,527	12,407

Net cash provided by operating activities	235,968	179,652

Cash flows from investing activities:
Additions to properties, plants and equipment — Holly Corporation	(119,885)	(218,543)
Additions to properties, plants and equipment — Holly Energy Partners	(8,054)	(27,478)
Acquisition of Tulsa Refinery west facility — Holly Corporation	—	(157,814)
Investment in SLC Pipeline — Holly Energy Partners	—	(25,500)
Purchases of marketable securities	—	(165,892)
Sales and maturities of marketable securities	—	220,281

Net cash used for investing activities	(127,939)	(374,946)

Cash flows from financing activities:
Borrowings under credit agreement — Holly Corporation	310,000	94,000
Repayments under credit agreement — Holly Corporation	(310,000)	(94,000)
Borrowings under credit agreement — Holly Energy Partners	52,000	197,000
Repayments under credit agreement — Holly Energy Partners	(101,000)	(152,000)
Proceeds from issuance of senior notes — Holly Corporation	—	187,925
Proceeds from issuance of senior notes — Holly Energy Partners	147,540	—
Proceeds from issuance of common units — Holly Energy Partners	—	58,355
Repayments under financing obligation — Holly Corporation	(760)	—
Purchase of treasury stock	(1,308)	(1,214)
Contribution from joint venture partner	9,500	13,650
Dividends	(23,889)	(22,569)
Distributions to noncontrolling interest	(36,139)	(23,359)
Excess tax benefit (expense) from equity based compensation	(1,313)	2,140
Purchase of units for restricted grants — Holly Energy Partners	(2,276)	(616)
Deferred financing costs	(3,121)	(6,356)
Issuance of common stock upon exercise of options	61	60

Net cash provided by financing activities	39,295	253,016

Cash and cash equivalents:

Increase for the period	147,324	57,722
Beginning of period	124,596	40,805

End of period	$271,920	$98,527

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$49,051	$20,555
Income taxes	$45,040	$18,219

(1)	Includes cash flows attributable to discontinued operations.
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$59,390	$31,078	$108,802	$75,627
Other comprehensive income (loss):
Securities available for sale:
Unrealized gain (loss) on available-for-sale securities	(51)	234	(58)	(24)
Reclassification adjustment to net income on sale of marketable securities	—	—	—	236

Total unrealized gain (loss) on available-for-sale securities	(51)	234	(58)	212

Hedging instruments:
Change in fair value of cash flow hedging instruments	(1,780)	(1,482)	(4,837)	2,685
Reclassification adjustment to net income on maturity / settlement of cash flow hedging instruments	(65)	—	1,011	—

Total unrealized gain (loss) on hedging instruments	(1,845)	(1,482)	(3,826)	2,685

Other comprehensive income (loss) before income taxes	(1,896)	(1,248)	(3,884)	2,897
Income tax expense (benefit)	(558)	(173)	(420)	560

Other comprehensive income (loss)	(1,338)	(1,075)	(3,464)	2,337

Total comprehensive income	58,052	30,003	105,338	77,964

Less noncontrolling interest in comprehensive income	7,752	6,790	16,753	17,049

Comprehensive income attributable to Holly Corporation stockholders	$50,300	$23,213	$88,585	$60,915

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
As of September 30, 2010, we:
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
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2010, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009 and consolidated cash flows for the nine months ended September 30, 2010 and 2009 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.
Our results of operations for the first nine months of 2010 are not necessarily indicative of the results to be expected for the full year.
Accounts Receivable
Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition and in certain circumstances, collateral, such as a letter of credit or guarantee, is required. Credit losses are charged to income when accounts are deemed uncollectible and historically have been minimal. At September 30, 2010, our allowance for doubtful accounts reserve was $1.9 million.
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
As of September 30, 2010, we owned a 34% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities of HEP that most significantly impact HEP’s economic performance. Additionally, since our obligation to absorb losses and receive benefits from HEP are significant to HEP, we are HEP’s primary beneficiary and therefore we consolidate HEP. See Note 17 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated balances.
HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 81% of HEP’s total revenues for the nine months ended September 30, 2010. We do not provide financial or equity support through any liquidity arrangements and /or guarantees to HEP.
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
Cash flows from discontinued operations have been combined with cash flows from continuing operations for presentation purposes in the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2009, net cash flows provided by discontinued Rio Grande operations were $5.7 million.
Transportation Agreements
HEP serves our refineries in New Mexico, Utah and Oklahoma under the following long-term pipeline and terminal, tankage and throughput agreements:
•	HEP PTA (pipelines and terminals throughput agreement expiring in 2019 that relates to the pipelines and terminal assets that we contributed to HEP upon its initial public offering in 2004);
•	HEP IPA (intermediate pipelines throughput agreement expiring in 2024 that relates to the intermediate pipelines sold to HEP in 2005 and 2009);
•	HEP CPTA (crude pipelines and tankage throughput agreement expiring in 2023 that relates to the crude pipelines and tankage assets sold to HEP in 2008);
•	HEP PTTA (pipeline, tankage and loading rack throughput agreement expiring in 2024 that relates to the Tulsa east storage tank and loading rack facilities acquired in 2009 and 2010);
•	HEP RPA (pipeline throughput agreement expiring in 2024 that relates to the Roadrunner Pipeline sold to HEP in 2009);
•	HEP ETA (equipment and throughput agreement expiring in 2024 that relates to the Tulsa west loading rack facilities sold to HEP in 2009);
•	HEP NPA (natural gas pipeline throughput agreement expiring in 2024); and
•	HEP ATA (loading rack throughput agreement expiring in 2025 that relates to the Lovington asphalt loading rack facility sold to HEP in March 2010).
Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP’s pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. These minimum annual payments are adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in PPI or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the HEP IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following the July 1, 2010 PPI adjustment, these agreements will result in minimum annualized payments to HEP of $133 million.
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
NOTE 4: Financial Instruments
Our financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, debt and derivative instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
Debt consists of outstanding principal under HEP’s revolving credit agreement, our 9.875% senior notes due 2017 (the “Holly 9.875% Senior Notes”), HEP’s 6.25% senior notes due 2015 (the “HEP 6.25% Senior Notes”) and HEP’s 8.25% senior notes due 2018 (the “HEP 8.25% Senior Notes”). The $157 million carrying amount of outstanding debt under HEP’s credit agreement approximates fair value as interest rates are reset frequently using current interest rates. At September 30, 2010, the estimated fair value of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $324 million, $183.2 million and $156.8 million, respectively. These fair value estimates are based on market quotes provided from a third-party bank. See Note 10 for additional information on these debt instruments.
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
We have commodity price swaps and HEP has an interest rate swap that are measured at fair value on a recurring basis using Level 2 inputs. With respect to these instruments, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP’s interest rate swap. See Note 11 for additional information on these swap contracts, including fair value measurements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$51,177	$23,213	$89,245	$59,014

Average number of shares of common stock outstanding	53,210	50,244	53,172	50,153
Effect of dilutive stock options, variable restricted shares and performance share units	357	83	359	119

Average number of shares of common stock outstanding assuming dilution	53,567	50,327	53,531	50,272

Basic earnings per share from continuing operations	$0.96	$0.46	$1.68	$1.18

Diluted earnings per share from continuing operations	$0.96	$0.46	$1.67	$1.17

NOTE 6: Stock-Based Compensation
On September 30, 2010, we had three principal share-based compensation plans that are described below (collectively, the “Long-Term Incentive Compensation Plan”). The compensation cost that has been charged against income for these plans was $2.1 million and $2 million for the three months ended September 30, 2010 and 2009, respectively, and $6.2 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.8 million for the three months ended September 30, 2010 and 2009, and $2.4 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods. At September 30, 2010, 1,585,756 shares of common stock were reserved for future grants under the current Long-Term Incentive Compensation Plan, which reservation allows for awards of options, restricted stock or other performance awards.
Additionally, HEP maintains share-based compensation plans for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plans was $0.4 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $1.8 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.
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

A summary of option activity and changes during the nine months ended September 30, 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding and exercisable at January 1, 2010	40,200	$2.98
Exercised	(20,700)	2.98

Outstanding and exercisable at September 30, 2010	19,500	$2.98	6 months	$503

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009, was $0.5 million and $0.4 million, respectively.
Cash received from option exercises under the stock option plans was $0.1 million for the nine months ended September 30, 2010 and 2009. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $0.2 million for the nine months ended September 30, 2010 and 2009.
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
A summary of restricted stock activity and changes during the nine months ended September 30, 2010 is presented below:

		Weighted-
		Average Grant	Aggregate
		Date Fair	Intrinsic
Restricted Stock	Grants	Value	Value ($000)
Outstanding at January 1, 2010 (non-vested)	284,450	$31.82
Vesting and transfer of ownership to recipients	(123,307)	33.84
Granted	192,248	28.44
Forfeited	(2,714)	28.38

Outstanding at September 30, 2010 (non-vested)	350,677	$29.29	$10,082

The total fair value of restricted stock vested and transferred to recipients during the nine months ended September 30, 2010 and 2009 was $4.2 million and $3.9 million, respectively. As of September 30, 2010, there was $3.3 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1 year.
Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years. Under the terms of our performance share unit grants, awards are subject to financial performance criteria.
During the nine months ended September 30, 2010, we granted 110,489 performance share units having a fair value based on our grant date closing stock price of $29.17. These units are payable in stock and are subject to certain financial performance criteria.

The fair value of each performance share unit award is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of September 30, 2010, estimated share payouts for outstanding non-vested performance share unit awards ranged from 125% to 130%.
A summary of performance share unit activity and changes during the nine months ended September 30, 2010 is presented below:

Performance Share Units	Grants
Outstanding at January 1, 2010 (non-vested)	215,170
Vesting and transfer of ownership to recipients	(38,653)
Granted	110,489
Forfeited	(3,720)

Outstanding at September 30, 2010 (non-vested)	283,286

For the nine months ended September 30, 2010, we issued 66,483 shares of our common stock having a fair value of $2.2 million related to vested performance share units, representing a 172% payout. Based on the weighted average grant date fair value of $3.2 million, there was $4.7 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.4 years.
NOTE 7: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consisted of cash and cash equivalents at September 30, 2010. In addition, we own 1,000,000 shares of Connacher Oil and Gas Limited common stock that were received as partial consideration upon our sale of our Montana refinery in 2006.
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
The following is a summary of our available-for-sale securities:

	Available-for-Sale Securities
			Estimated Fair
		Gross	Value
		Unrealized	(Net Carrying
	Amortized Cost	Gain	Amount)
	(In thousands)
September 30, 2010

Equity securities	$610	$561	$1,171

December 31, 2009

Equity securities	$604	$619	$1,223

There were no sales or maturities of marketable securities for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, we received $220.3 million related to sales and maturities of marketable debt securities.
NOTE 8: Inventories
Inventory consists of the following components:

	September 30,	December 31,
	2010	2009
	(In thousands)
Crude oil	$96,706	$60,874
Other raw materials and unfinished products (1)	48,521	42,783
Finished products (2)	223,033	155,925
Process chemicals (3)	22,492	22,823
Repairs and maintenance supplies and other	23,263	21,108

Total inventory	$414,015	$303,513

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include catalysts, additives and other chemicals.
NOTE 9: Environmental
Consistent with our accounting policy for environmental remediation costs, we expensed $1.5 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheets was $29.2 million and $30.4 million at September 30, 2010 and December 31, 2009, respectively, of which $22.8 million and $24.2 million, respectively, were classified as other long-term liabilities. These liabilities include $22.3 million of environmental obligations that we assumed in connection with our Tulsa Refinery west facility acquired on June 1, 2009 and our Tulsa Refinery east facility acquired on December 1, 2009. Costs of future expenditures for environmental remediation that are expected to be incurred over the next several years are not discounted to their present value.
NOTE 10: Debt
Credit Facilities
We have a $400 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. In June 2010, the agreement was upsized by $30 million pursuant to the accordion feature. The Holly Credit Agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at September 30, 2010. At September 30, 2010, we had no outstanding borrowings and outstanding letters of credit totaling $84.3 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $315.7 million at September 30, 2010. We entered into an amendment to the Holly Credit Agreement on May 6, 2010 that changed certain financial covenants and provided other enhancements to the agreement.
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions and working capital and for other general partnership purposes. At September 30, 2010, HEP had outstanding borrowings totaling $157 million under the HEP Credit Agreement, with unused borrowing capacity of $143 million. The HEP Credit Agreement expires in August 2011, therefore, outstanding borrowings all of which were previously classified as long-term liabilities are currently classified as current liabilities. HEP intends to renew the HEP

Credit Agreement prior to expiration and to continue to finance outstanding borrowings. Upon renewal, outstanding borrowings not designated for working capital purposes will be reclassified as long-term debt.
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
The carrying amounts of long-term debt are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Holly 9.875% Senior Notes
Principal	$300,000	$300,000
Unamortized discount	(10,767)	(11,549)

	289,233	288,451

Holly financing obligation
Principal	39,050	39,809

Total Holly long-term debt	328,283	328,260

HEP Credit Agreement	157,000	206,000

HEP 6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(11,620)	(13,593)
Unamortized premium – dedesignated fair value hedge	1,531	1,791

	174,911	173,198

HEP 8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,288)	—

	147,712	—

Total HEP debt	479,623	379,198

Less Credit Agreement borrowings classified as current liabilities	157,000	—

Total HEP long-term debt	322,623	379,198

Total long-term debt	$650,906	$707,458

NOTE 11: Derivative Instruments and Hedging Activities
Commodity Price Risk Management
During the third quarter of 2010, we entered into two types of hedging transactions.
We entered into multiple gasoline price swap contracts relating to forecasted sales transactions of unleaded 87 gasoline produced at our Tulsa Refinery facilities in order to protect margins on winter grade gasoline. Winter grade gasoline specifications allow for the blending of butane as an additive. Since the cost of butane is subject to price risk (fluctuating prices), our refined product margins are exposed to the adverse affects of higher butane costs during winter months when demand for butane is generally higher and lower gasoline sales prices when demand for finished gasoline products is generally lower. To mitigate the effects of higher butane costs during winter months, we regularly purchase volumes of butane at more favorable prices during the summer season. Furthermore, in order to maintain a favorable spread between the cost of this butane and the ultimate sales price we receive on quantities of produced winter grade gasoline, we have entered into gasoline price swaps that effectively fix the sales price on forecasted sales totaling 135,000 barrels of unleaded 87 gasoline at a weighted average price of $81.61 per barrel. These barrels will be ratably sold between September and December 2010, matching the terms of the swap contracts maturing between September and December 2010.
Additionally, we entered into natural gas price swap contracts relating to forecasted purchases of natural gas to be used in production at our refining facilities during the 2010-2011 winter season. Natural gas prices are subject to price risk (fluctuating prices), therefore, the profitability of our refinery operations is exposed to the adverse affects of higher natural gas prices during winter months when demand for natural gas is generally higher. In order to mitigate the effects of higher natural gas prices, we have entered into natural gas price swaps that effectively fix our purchase price on forecasted natural gas purchases aggregating 2,500,000 million British thermal units (“MMBTU”) (approximately 30% of our refineries’ projected winter season consumption) to be ratably purchased between November 2010 and March 2011 at a weighted-average cost of $4.20 per MMBTU.
We have designated these commodity price swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that our gasoline price swaps are effective in offsetting the variability in sales prices to be received on forecasted sales of finished gasoline inventory resulting from changes in gasoline reference prices. We have also determined that our natural gas price swaps are effective in offsetting the variability in prices to be paid on forecasted natural gas purchases resulting from changes in natural gas reference prices. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to fair value with offsetting fair value adjustments to accumulated other comprehensive income. Hedge effectiveness is measured by comparing the combined effects of amounts expected to be received or paid under these price swap contracts and prices to be received and paid under the forecasted transactions as discussed above against prestablished fixed prices. Any ineffectiveness is reclassified from accumulated other comprehensive income to cost of products sold. As of September 30, 2010, we have had no ineffectiveness on these cash flow hedges.
Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.
As of September 30, 2010, HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million HEP Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of September 30, 2010. The maturity date of this swap contract is February 28, 2013.
HEP designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that this interest rate swap is effective in offsetting the variability in interest payments on the $155 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the swap against the expected future interest payments on the $155 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of September 30, 2010, HEP had no ineffectiveness on its cash flow hedge.
In May 2010, HEP repaid $16 million of the HEP Credit Agreement debt and also settled a corresponding portion of its interest rate swap agreement having a notional amount of $16 million for $1.1 million. Upon payment, HEP reduced its swap liability and reclassified a $1.1 million charge from accumulated other comprehensive loss to interest expense, representing the application of hedge accounting prior to settlement.

Additionally, HEP settled two interest rate swaps in the first quarter of 2010. HEP had an interest rate swap contract that effectively converted interest expense associated with $60 million of the HEP 6.25% Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). HEP had an additional interest rate swap contract that effectively unwound the effects of the Variable Rate Swap, converting $60 million of the previously hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”), effectively fixing interest at a 4.75% rate. Upon settlement of the Variable Rate and Fixed Rate Swaps, HEP received $1.9 million and paid $3.6 million, respectively.
For the nine months ended September 30, 2010, HEP recognized a $1.5 million charge to interest expense as a result of fair value adjustments prior to settlement of these interest rate swaps in the first quarter of 2010. For the nine months ended September 30, 2009, fair value adjustments resulted in a $0.3 million increase in interest expense.
HEP has a deferred hedge premium that relates to the application of hedge accounting to the Variable Rate Swap prior to its hedge dedesignation in 2008. This deferred hedge premium having a balance of $1.5 million at September 30, 2010, is being amortized as a reduction to interest expense over the remaining term of the HEP 6.25% Senior Notes.
The following table presents balance sheet locations and related fair values of outstanding derivative instruments.

			Location of
	Balance Sheet		Offsetting	Offsetting
Derivative Instruments	Location	Fair Value	Balance	Amount
		(Dollars in thousands)
September 30, 2010

Derivatives designated as cash flow hedging instruments:

Variable-to-fixed commodity price swap contracts			Accumulated other
(forecasted volumes of gasoline sales)	Accrued liabilities	$406	comprehensive loss	$406
Variable-to-fixed commodity price swap contracts (forecasted volumes of natural gas purchases)	Accrued liabilities	738	Accumulated other comprehensive loss	738

		$1,144		$1,144

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$11,825	Accumulated other comprehensive loss	$11,825

December 31, 2009

Derivative designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($171 million LIBOR based debt interest payments)	Other long-term liabilities	$9,141	Accumulated other comprehensive loss	$9,141

Derivatives not designated as hedging instruments:

Fixed-to-variable interest rate swap contract ($60 million of HEP 6.25% Senior Notes)	Other assets	$2,294	Long-term debt	$1,791	(1)
			Equity	503	(2)

		$2,294		$2,294

Variable-to-fixed interest rate swap contract	Other long-term
($60 million of HEP 6.25% Senior Notes)	liabilities	$2,555	Equity	$2,555	(2)

(1)	Represents unamortized balance of dedesignated hedge premium.

(2)	Represents prior year charges to interest expense.

NOTE 12: Equity
Changes to equity during the nine months ended September 30, 2010 are presented below:

	Holly Corporation
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity
		(In thousands)
Balance at December 31, 2009	$619,039	$588,742	$1,207,781

Net income	89,245	19,557	108,802
Dividends	(23,981)	—	(23,981)
Distributions to noncontrolling interest holders	—	(36,139)	(36,139)
Other comprehensive loss	(660)	(2,804)	(3,464)
Contribution from joint venture partner	—	9,500	9,500
Issuance of common stock upon exercise of stock options	61	—	61
Tax benefit from stock options	199	—	199
Equity based compensation	6,044	1,770	7,814
Tax expense from equity based compensation arrangements	(1,512)	—	(1,512)
Purchase of HEP units for restricted grants	—	(2,276)	(2,276)
Purchase of treasury stock (1)	(1,308)	—	(1,308)

Balance at September 30, 2010	$687,127	$578,350	$1,265,477

(1)	Represents shares purchased under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock.
During the nine months ended September 30, 2010, we repurchased at market price from certain executives and employees 44,475 shares of our common stock at a cost of $1.2 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.
NOTE 13: Other Comprehensive Income (Loss)
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2010
Unrealized loss on available-for-sale securities	$(51)	$(20)	$(31)
Unrealized loss on hedging activities	(1,845)	(538)	(1,307)

Other comprehensive loss	(1,896)	(558)	(1,338)
Less other comprehensive loss attributable to noncontrolling interest	(461)	—	(461)

Other comprehensive loss attributable to Holly stockholders	$(1,435)	$(558)	$(877)

Three Months Ended September 30, 2009
Unrealized gain on available-for-sale securities	$234	$91	$143
Unrealized loss on hedging activities	(1,482)	(264)	(1,218)

Other comprehensive loss	(1,248)	(173)	(1,075)
Less other comprehensive loss attributable to noncontrolling interest	(804)	—	(804)

Other comprehensive loss attributable to Holly stockholders	$(444)	$(173)	$(271)

Nine Months Ended September 30, 2010
Unrealized loss on available-for-sale securities	$(58)	$(24)	$(34)
Unrealized loss on hedging activities	(3,826)	(396)	(3,430)

Other comprehensive loss	(3,884)	(420)	(3,464)
Less other comprehensive loss attributable to noncontrolling interest	(2,804)	—	(2,804)

Other comprehensive loss attributable to Holly stockholders	$(1,080)	$(420)	$(660)

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
Nine Months Ended September 30, 2009
Unrealized gain on available-for-sale securities	$212	$82	$130
Unrealized gain on hedging activities	2,685	478	2,207

Other comprehensive income	2,897	560	2,337
Less other comprehensive income attributable to noncontrolling interest	1,456	—	1,456

Other comprehensive income attributable to Holly stockholders	$1,441	$560	$881

The temporary unrealized gain (loss) on available-for-sale securities is due to changes in market prices of securities.
Accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets includes:

	September 30,	December 31,
	2010	2009
	(In thousands)
Pension obligation adjustment	$(21,774)	$(21,774)
Retiree medical obligation adjustment	(1,749)	(1,749)
Unrealized gain on available-for-sale securities	345	379
Unrealized loss on hedging activities, net of noncontrolling interest	(3,182)	(2,556)

Accumulated other comprehensive loss	$(26,360)	$(25,700)

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
The net periodic pension expense consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Service cost – benefit earned during the period	$1,149	$1,158	$3,446	$3,236
Interest cost on projected benefit obligations	1,288	1,287	3,865	3,707
Expected return on plan assets	(1,144)	(959)	(3,432)	(2,883)
Amortization of prior service cost	98	98	293	293
Amortization of net loss	549	1,024	1,647	2,861

Net periodic pension expense	$1,940	$2,608	$5,819	$7,214

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2010 and 2009 net periodic benefit cost. We contributed $5.4 million to the retirement plan in July 2010.

NOTE 15: Contingencies
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
On June 2, 2009, SFPP notified us that it would terminate the October 22, 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC challenging the rate increase and asking the FERC to suspend the effectiveness of the increased rates. On August 31, 2009, the FERC issued an order suspending the effective date of the rate increase until January 1, 2010, on which date the rate increase was placed into effect subject to refund, and setting the rate increase for a full evidentiary hearing to be held in 2010. SFPP subsequently reduced its rates for the East Line service, effective September 1, 2010. The rates placed in effect on January 1, 2010, and the lower rates put into effect on September 1, 2010, remain subject to refund subject to the outcome of the evidentiary hearing. We are not in a position to predict the ultimate outcome of the rate proceeding.
We are a party to various other litigation and proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.
NOTE 16: Segment Information
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

				Consolidations and
	Refining	HEP(1)	Corporate and Other	Eliminations	Consolidated Total
			(In thousands)
Three Months Ended September 30, 2010
Sales and other revenues	$2,081,709	$46,558	$100	$(37,379)	$2,090,988
Depreciation and amortization	$21,274	$6,830	$1,329	$(295)	$29,138
Income (loss) from operations	$100,111	$24,588	$(16,652)	$(429)	$107,618
Capital expenditures	$47,623	$3,567	$219	$—	$51,409

Three Months Ended September 30, 2009
Sales and other revenues	$1,476,304	$40,805	$229	$(28,847)	$1,488,491
Depreciation and amortization	$16,527	$5,974	$1,525	$—	$24,026
Income (loss) from operations	$50,584	$21,880	$(16,183)	$(699)	$55,582
Capital expenditures	$54,946	$5,652	$2,030	$—	$62,628

Nine Months Ended September 30, 2010
Sales and other revenues	$6,086,243	$132,730	$317	$(108,152)	$6,111,138
Depreciation and amortization	$62,599	$20,822	$3,183	$(885)	$85,719
Income (loss) from operations	$200,080	$65,737	$(47,529)	$(1,250)	$217,038
Capital expenditures	$118,387	$8,054	$1,498	$—	$127,939

Nine Months Ended September 30, 2009
Sales and other revenues	$3,136,017	$108,136	$423	$(72,277)	$3,172,299
Depreciation and amortization	$46,310	$17,794	$5,263	$—	$69,367
Income (loss) from operations	$121,703	$53,287	$(43,467)	$(699)	$130,824
Capital expenditures	$215,613	$27,478	$2,930	$—	$246,021

September 30, 2010
Cash, cash equivalents and investments in marketable securities	$—	$706	$272,385	$—	$273,091
Total assets	$2,210,374	$660,727	$555,419	$(29,141)	$3,397,379

December 31, 2009
Cash, cash equivalents and investments in marketable securities	$—	$2,508	$123,311	$—	$125,819
Total assets	$2,142,317	$641,775	$392,007	$(30,160)	$3,145,939

(1)	HEP segment revenues from external customers were $9.2 million and $12.4 million for the three months ended September 30, 2010 and 2009, respectively, and $24.7 million and $36.4 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 17: Supplemental Guarantor/Non-Guarantor Financial Information
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

Condensed Consolidating Balance Sheet

			Non-			Non-Guarantor
			Guarantor		Holly Corp. Before	Non-Restricted
		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
September 30, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$265,969	$(1,557)	$6,802	$—	$271,214	$706	$—	$271,920
Marketable securities	—	1,171	—	—	1,171	—	—	1,171
Accounts receivable	(6,957)	724,081	—	—	717,124	21,319	(19,972)	718,471
Intercompany accounts receivable (payable)	(1,385,596)	988,726	396,870	—	—	—	—	—
Inventories	—	413,818	—	—	413,818	197	—	414,015
Income taxes receivable	26,269	—	—	—	26,269	—	—	26,269
Prepayments and other assets	26,704	19,040	—	—	45,744	924	(3,407)	43,261

Total current assets	(1,073,611)	2,145,279	403,672	—	1,475,340	23,146	(23,379)	1,475,107

Properties and equipment, net	17,971	1,004,329	199,203	—	1,221,503	482,786	(6,906)	1,697,383
Investment in subsidiaries	2,227,676	545,056	(393,379)	(2,379,353)	—	—	—	—
Intangibles and other assets	9,352	59,599	—	—	68,951	154,794	1,144	224,889

Total assets	$1,181,388	$3,754,263	$209,496	$(2,379,353)	$2,765,794	$660,726	$(29,141)	$3,397,379

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,348	$1,043,545	$7,570	$—	$1,058,463	$5,786	$(19,972)	$1,044,277
Accrued liabilities	33,644	22,591	492	—	56,727	15,752	(3,407)	69,072
Credit agreement borrowings	—	—	—	—	—	157,000	—	157,000

Total current liabilities	40,992	1,066,136	8,062	—	1,115,190	178,538	(23,379)	1,270,349

Long-term debt	289,233	56,085	—	—	345,318	322,623	(17,035)	650,906
Non-current liabilities	38,098	30,338	—	—	68,436	12,534	—	80,970
Deferred income taxes	124,640	(239)	325	—	124,726	—	4,951	129,677
Distributions in excess of inv in HEP	—	374,267	—	—	374,267	—	(374,267)	—
Equity — Holly Corporation	688,425	2,227,676	201,109	(2,428,785)	688,425	147,031	(148,329)	687,127
Equity — noncontrolling interest	—	—	—	49,432	49,432	—	528,918	578,350

Total liabilities and equity	$1,181,388	$3,754,263	$209,496	$(2,379,353)	$2,765,794	$660,726	$(29,141)	$3,397,379

Condensed Consolidating Balance Sheet

			Non-			Non-Guarantor
			Guarantor		Holly Corp. Before	Non-Restricted
		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
December 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
				(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$127,560	$(12,477)	$7,005	$—	$122,088	$2,508	$—	$124,596
Marketable securities	—	1,223	—	—	1,223	—	—	1,223
Accounts receivable	973	759,140	—	—	760,113	18,767	(16,425)	762,455
Intercompany accounts receivable (payable)	(1,134,296)	817,647	316,649	—	—	—	—	—
Inventories	—	303,348	—	—	303,348	165	—	303,513
Income taxes receivable	38,071	1	—	—	38,072	—	—	38,072
Prepayments and other assets	24,940	29,018	—	—	53,958	574	(3,575)	50,957
Current assets of discontinued ops	—	—	—	—	—	2,195	—	2,195

Total current assets	(942,752)	1,897,900	323,654	—	1,278,802	24,209	(20,000)	1,283,011

Properties and equipment, net	21,918	1,005,422	155,413	—	1,182,753	458,521	(11,304)	1,629,970
Investment in subsidiaries	2,010,510	435,970	(314,973)	(2,131,507)	—	—	—	—
Intangibles and other assets	8,752	64,017	—	—	72,769	159,045	1,144	232,958

Total assets	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,968	$974,177	$2,224	$—	$985,369	$6,211	$(16,425)	$975,155
Accrued liabilities	23,752	15,477	709	—	39,938	13,594	(3,575)	49,957

Total current liabilities	32,720	989,654	2,933	—	1,025,307	19,805	(20,000)	1,025,112

Long-term debt	288,451	39,809	—	—	328,260	379,198	—	707,458
Non-current liabilities	37,859	48,137	—	—	85,996	12,349	(17,342)	81,003
Deferred income taxes	119,127	229	278	—	119,634	—	4,951	124,585
Distributions in excess of inv in HEP	—	314,970	—	—	314,970	—	(314,970)	—
Equity — Holly Corporation	620,271	2,010,510	160,883	(2,171,393)	620,271	230,423	(231,655)	619,039
Equity — noncontrolling interest	—	—	—	39,886	39,886	—	548,856	588,742

Total liabilities and equity	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

Condensed Consolidating Statement of Income

						Non-Guarantor
			Non-Guarantor		Holly Corp. Before	Non-Restricted
Three Months Ended		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
September 30, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
				(In thousands)
Sales and other revenues	$100	$2,081,707	$2	$—	$2,081,809	$46,558	$(37,379)	$2,090,988

Operating costs and expenses:
Cost of products sold	—	1,843,464	103	—	1,843,567	—	(36,523)	1,807,044
Operating expenses	—	116,763	—	—	116,763	13,632	(132)	130,263
General and administrative expenses	15,538	(121)	—	—	15,417	1,508	—	16,925
Depreciation and amortization	925	21,499	179	—	22,603	6,830	(295)	29,138

Total operating costs and expenses	16,463	1,981,605	282	—	1,998,350	21,970	(36,950)	1,983,370

Income (loss) from operations	(16,363)	100,102	(280)	—	83,459	24,588	(429)	107,618
Other income (expense):
Equity in earnings of subsidiaries and joint venture	106,360	7,918	8,117	(114,278)	8,117	570	(8,117)	570
Interest income (expense)	(7,294)	(1,660)	11	—	(8,943)	(8,979)	618	(17,304)

	99,066	6,258	8,128	(114,278)	(826)	(8,409)	(7,499)	(16,734)

Income from continuing operations before income taxes	82,703	106,360	7,848	(114,278)	82,633	16,179	(7,928)	90,884
Income tax provision	31,418	—	—	—	31,418	76	—	31,494

Net income	51,285	106,360	7,848	(114,278)	51,215	16,103	(7,928)	59,390
Less net income attributable to noncontrolling interest	—	—	—	(70)	(70)	—	8,283	8,213

Net income attributable to Holly Corporation stockholders	$51,285	$106,360	$7,848	$(114,208)	$51,285	$16,103	$(16,211)	$51,177

Condensed Consolidating Statement of Income

						Non-Guarantor
			Non-Guarantor		Holly Corp. Before	Non-Restricted
Three Months Ended		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
September 30, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
				(In thousands)
Sales and other revenues	$229	$1,476,304	$—	$—	$1,476,533	$40,805	$(28,847)	$1,488,491

Operating costs and expenses:
Cost of products sold	—	1,323,329	129	—	1,323,458	—	(28,020)	1,295,438
Operating expenses	—	85,742	—	—	85,742	11,103	(128)	96,717
General and administrative expenses	15,056	(241)	65	—	14,880	1,848	—	16,728
Depreciation and amortization	987	16,748	317	—	18,052	5,974	—	24,026

Total operating costs and expenses	16,043	1,425,578	511	—	1,442,132	18,925	(28,148)	1,432,909

Income (loss) from operations	(15,814)	50,726	(511)	—	34,401	21,880	(699)	55,582

Other income (expense):
Equity in earnings of subsidiaries and joint venture	59,968	7,744	8,118	(67,712)	8,118	646	(8,118)	646
Interest income (expense)	(5,802)	175	11	—	(5,616)	(6,979)	419	(12,176)
SLC Pipeline acquisition costs	—	—	—	—	—	1,144	(1,144)	—
Tulsa Refinery acquisition costs	(1,701)	1,323	—	—	(378)	—	—	(378)

	52,465	9,242	8,129	(67,712)	2,124	(5,124)	(8,908)	(11,908)

Income from continuing operations before income taxes	36,651	59,968	7,618	(67,712)	36,525	16,756	(9,607)	43,674

Income tax provision	13,566	—	—	—	13,566	100	(169)	13,497

Income from continuing operations	23,085	59,968	7,618	(67,712)	22,959	16,656	(9,438)	30,177

Income from discontinued operations	—	—	—	—	—	1,070	(169)	901

Net income	23,085	59,968	7,618	(67,712)	22,959	17,726	(9,607)	31,078

Less net income attributable to noncontrolling interest	—	—	—	(126)	(126)	—	7,720	7,594

Net income attributable to Holly Corporation stockholders	$23,085	$59,968	$7,618	$(67,586)	$23,085	$17,726	$(17,327)	$23,484

Condensed Consolidating Statement of Income

						Non-Guarantor
			Non-Guarantor		Holly Corp. Before	Non-Restricted
Nine Months Ended		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
September 30, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
				(In thousands)
Sales and other revenues	$317	$6,086,241	$2	$—	$6,086,560	$132,730	$(108,152)	$6,111,138

Operating costs and expenses:
Cost of products sold	—	5,484,647	115	—	5,484,762	—	(105,642)	5,379,120
Operating expenses	—	338,826	—	—	338,826	40,187	(375)	378,638
General and administrative expenses	44,339	300	—	—	44,639	5,984	—	50,623
Depreciation and amortization	2,796	63,278	(292)	—	65,782	20,822	(885)	85,719

Total operating costs and expenses	47,135	5,887,051	(177)	—	5,934,009	66,993	(106,902)	5,894,100

Income (loss) from operations	(46,818)	199,190	179	—	152,551	65,737	(1,250)	217,038

Other income (expense):
Equity in earnings of subsidiaries and joint venture	216,349	21,217	21,053	(237,566)	21,053	1,595	(21,053)	1,595
Interest income (expense)	(25,964)	(4,058)	31	—	(29,991)	(27,192)	1,828	(55,355)

	190,385	17,159	21,084	(237,566)	(8,938)	(25,597)	(19,225)	(53,760)

Income from continuing operations before income taxes	143,567	216,349	21,263	(237,566)	143,613	40,140	(20,475)	163,278

Income tax provision	54,260	—	—	—	54,260	216	—	54,476

Net income	89,307	216,349	21,263	(237,566)	89,353	39,924	(20,475)	108,802

Less net income attributable to noncontrolling interest	—	—	—	46	46	—	19,511	19,557

Net income attributable to Holly Corporation stockholders	$89,307	$216,349	$21,263	$(237,612)	$89,307	$39,924	$(39,986)	$89,245

Condensed Consolidating Statement of Income

						Non-Guarantor
			Non-Guarantor		Holly Corp. Before	Non-Restricted
Nine Months Ended		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
September 30, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
				(In thousands)
Sales and other revenues	$423	$3,135,959	$58	$—	$3,136,440	$108,136	$(72,277)	$3,172,299

Operating costs and expenses:
Cost of products sold	—	2,757,831	383	—	2,758,214	—	(71,196)	2,687,018
Operating expenses	—	209,824	—	—	209,824	32,076	(382)	241,518
General and administrative expenses	37,655	873	65	—	38,593	4,979		43,572
Depreciation and amortization	2,924	47,698	951	—	51,573	17,794	—	69,367

Total operating costs and expenses	40,579	3,016,226	1,399	—	3,058,204	54,849	(71,578)	3,041,475

Income (loss) from operations	(40,156)	119,733	(1,341)	—	78,236	53,287	(699)	130,824

Other income (expense):
Equity in earnings of subsidiaries and joint venture	140,429	20,367	21,367	(160,796)	21,367	1,374	(21,432)	1,309
Interest income (expense)	(8,154)	2,317	33	—	(5,804)	(17,903)	419	(23,288)
SLC Pipeline acquisition costs	—	—	—	—	—	(1,356)	1,356	—
Tulsa Refinery acquisition costs	—	(1,988)	—	—	(1,988)	—	—	(1,988)

	132,275	20,696	21,400	(160,796)	13,575	(17,885)	(19,657)	(23,967)

Income from continuing operations before income taxes	92,119	140,429	20,059	(160,796)	91,811	35,402	(20,356)	106,857
Income tax provision	35,069	—	—	—	35,069	266	(667)	34,668

Income from continuing operations	57,050	140,429	20,059	(160,796)	56,742	35,136	(19,689)	72,189

Income from discontinued operations	—	—	—	—	—	4,105	(667)	3,438

Net income	57,050	140,429	20,059	(160,796)	56,742	39,241	(20,356)	75,627

Less net income attributable to noncontrolling interest	—	—	—	(308)	(308)	—	15,901	15,593

Net income attributable to Holly Corporation stockholders	$57,050	$140,429	$20,059	$(160,488)	$57,050	$39,241	$(36,257)	$60,034

Condensed Consolidating Statement of Cash Flows

					Non-Guarantor
			Non-Guarantor	Holly Corp. Before	Non-Restricted
		Guarantor Restricted	Restricted	Consolidation of	Subsidiaries
Nine Months Ended September 30, 2010	Parent	Subsidiaries	Subsidiaries	HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$168,984	$22,377	$5,294	$196,655	$66,129	$(26,816)	$235,968
Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(1,498)	(74,890)	(43,497)	(119,885)	—	—	(119,885)
Additions to properties, plants and equipment — HEP	—	—	—	—	(43,580)	35,526	(8,054)
Proceeds from sale of assets	—	39,040	—	39,040	—	(39,040)	—

	(1,498)	(35,850)	(43,497)	(80,845)	(43,580)	(3,514)	(127,939)

Cash flows from financing activities
Net repayments under credit agreements — HEP	—	—	—	—	(49,000)	—	(49,000)
Proceeds from issuance of senior notes — HEP	—	—	—	—	147,540	—	147,540
Repayments under financing obligation — Holly	—	(1,067)	—	(1,067)	—	307	(760)
Purchase of treasury stock	(1,308)	—	—	(1,308)	—	—	(1,308)
Contribution from joint venture partner	—	(28,500)	38,000	9,500	—	—	9,500
Dividends	(23,889)	—	—	(23,889)	—	—	(23,889)
Purchase price in excess of transferred basis in assets	—	53,960	—	53,960	(57,474)	3,514	—
Distributions to noncontrolling interest	—	—	—	—	(62,648)	26,509	(36,139)
Excess tax expense from equity based compensation	(1,313)	—	—	(1,313)	—	—	(1,313)
Deferred financing costs	(2,628)	—	—	(2,628)	(493)	—	(3,121)
Purchase of units for HEP restricted grants	—	—	—	—	(2,276)	—	(2,276)
Other	61	—	—	61	—	—	61

	(29,077)	24,393	38,000	33,316	(24,351)	30,330	39,295

Cash and cash equivalents
Increase (decrease) for the period	138,409	10,920	(203)	149,126	(1,802)	—	147,324
Beginning of period	127,560	(12,477)	7,005	122,088	2,508	—	124,596

End of period	$265,969	$(1,557)	$6,802	$271,214	$706	$—	$271,920

Condensed Consolidating Statement of Cash Flows

			Non-		Non-Guarantor
			Guarantor	Holly Corp. Before	Non-Restricted
		Guarantor Restricted	Restricted	Consolidation of	Subsidiaries
Nine Months Ended September 30, 2009	Parent	Subsidiaries	Subsidiaries	HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(158,881)	$314,740	$967	$156,826	$44,788	$(21,962)	$179,652

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(2,930)	(172,304)	(43,309)	(218,543)	—	—	(218,543)
Additions to properties, plants and equipment — HEP	—	—	—	—	(73,478)	46,000	(27,478)
Acquisition of Tulsa Refinery west facility — Holly	—	(157,814)	—	(157,814)	—	—	(157,814)
Investment in SLC Pipeline — HEP	—	—	—	—	(25,500)	—	(25,500)
Purchases of marketable securities	(165,892)	—	—	(165,892)	—	—	(165,892)
Sales and maturities of marketable securities	220,281	—	—	220,281	—	—	220,281
Proceeds from sales of assets	—	34,200	—	34,200	—	(34,200)	—

	51,459	(295,918)	(43,309)	(287,768)	(98,978)	11,800	(374,946)

Cash flows from financing activities
Proceeds from issuance of senior notes — Holly	187,925	—	—	187,925	—	—	187,925
Net borrowings under credit agreement — HEP	—	—	—	—	45,000	—	45,000
Proceeds from issuance of common units — HEP	—	—	—	—	58,355	—	58,355
Purchase of treasury stock	(1,214)	—	—	(1,214)	—	—	(1,214)
Contribution from joint venture partner	—	(34,950)	48,600	13,650	—	—	13,650
Dividends	(22,569)	—	—	(22,569)	—	—	(22,569)
Distributions to noncontrolling interest	—	—	—	—	(44,993)	21,634	(23,359)
Excess tax benefit from equity based compensation	2,140	—	—	2,140	—	—	2,140
Deferred financing costs	(6,356)	—	—	(6,356)	—	—	(6,356)
Other	60	16,247	—	16,307	(5,391)	(11,472)	(556)

	159,986	(18,703)	48,600	189,883	52,971	10,162	253,016

Cash and cash equivalents
Increase (decrease) for the period	52,564	119	6,258	58,941	(1,219)	—	57,722
Beginning of period	33,316	(1,182)	3,402	35,536	5,269	—	40,805

End of period	$85,880	$(1,063)	$9,660	$94,477	$4,050	$—	$98,527

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
OVERVIEW
We are principally an independent petroleum refiner operating three refineries consisting of refinery facilities in Artesia and Lovington, New Mexico (collectively, the “Navajo Refinery”), Woods Cross, Utah (the “Woods Cross Refinery”) and two refinery facilities in Tulsa, Oklahoma (collectively, operated as the “Tulsa Refinery”). As of September 30, 2010, our refineries had a combined crude capacity of 256,000 BPSD. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At September 30, 2010, we also owned a 34% interest in HEP (including the 2% general partner interest) which owns and operates pipeline and terminalling assets, and owns a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”).
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel, jet fuel and asphalt products in markets in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. We also produce specialty lubricant products that are marketed throughout North America and are distributed in Central and South America. For the nine months ended September 30, 2010, sales and other revenues were $6,111.1 million and net income attributable to Holly Corporation stockholders was $89.2 million. For the nine months ended September 30, 2009, sales and other revenues from continuing operations were $3,172.3 million and net income attributable to Holly Corporation stockholders was $60 million. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the nine months ended September 30, 2010 were $5,894.1 million compared to $3,041.5 million for the nine months ended September 30, 2009.
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

RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	September 30,		Change from 2009
	2010	2009	Change	Percent
		(In thousands, except per share data)
Sales and other revenues	$2,090,988	$1,488,491	$602,497	40.5%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,807,044	1,295,438	511,606	39.5
Operating expenses (exclusive of depreciation and amortization)	130,263	96,717	33,546	34.7
General and administrative expenses (exclusive of depreciation and amortization)	16,925	16,728	197	1.2
Depreciation and amortization	29,138	24,026	5,112	21.3

Total operating costs and expenses	1,983,370	1,432,909	550,461	38.4

Income from operations	107,618	55,582	52,036	93.6
Other income (expense):
Equity in earnings of SLC Pipeline	570	646	(76)	(11.8)
Interest income	64	231	(167)	(72.3)
Interest expense	(17,368)	(12,407)	(4,961)	40.0
Tulsa refinery acquisition costs	—	(378)	378	(100.0)

	(16,734)	(11,908)	(4,826)	40.5

Income from continuing operations before income taxes	90,884	43,674	47,210	108.1
Income tax provision	31,494	13,497	17,997	133.3

Income from continuing operations	59,390	30,177	29,213	96.8
Income from discontinued operations, net of taxes of $182	—	901	(901)	(100.0)

Net income	59,390	31,078	28,312	91.1

Less net income attributable to noncontrolling interest	8,213	7,594	619	8.2

Net income attributable to Holly Corporation stockholders	$51,177	$23,484	$27,693	117.9%

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$51,177	$23,213	$27,964	120.5%
Income from discontinued operations	—	271	(271)	(100.0)

Net income	$51,177	$23,484	$27,693	117.9%

Earnings per share attributable to Holly Corporation stockholders — basic:
Income from continuing operations	$0.96	$0.46	$0.50	108.7%
Income from discontinued operations	—	0.01	(0.01)	(100.0)

Net income	$0.96	$0.47	$0.49	104.3%

Earnings per share attributable to Holly Corporation stockholders — diluted:
Income from continuing operations	$0.96	$0.46	$0.50	108.7%
Income from discontinued operations	—	0.01	(0.01)	(100.0)

Net income	$0.96	$0.47	$0.49	104.3%

Cash dividends declared per common share	$0.15	$0.15	$—	—%

Average number of common shares outstanding:
Basic	53,210	50,244	2,966	5.9%
Diluted	53,567	50,327	3,240	6.4%

	Nine Months Ended
	September 30,		Change from 2009
	2010	2009	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$6,111,138	$3,172,299	$2,938,839	92.6%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	5,379,120	2,687,018	2,692,102	100.2
Operating expenses (exclusive of depreciation and amortization)	378,638	241,518	137,120	56.8
General and administrative expenses (exclusive of depreciation and amortization)	50,623	43,572	7,051	16.2
Depreciation and amortization	85,719	69,367	16,352	23.6

Total operating costs and expenses	5,894,100	3,041,475	2,852,625	93.8

Income from operations	217,038	130,824	86,214	65.9
Other income (expense):
Equity in earnings of SLC Pipeline	1,595	1,309	286	21.8
Interest income	758	2,561	(1,803)	(70.4)
Interest expense	(56,113)	(25,849)	(30,264)	117.1
Tulsa refinery acquisition costs	—	(1,988)	1,988	(100.0)

	(53,760)	(23,967)	(29,793)	124.3

Income from continuing operations before income taxes	163,278	106,857	56,421	52.8
Income tax provision	54,476	34,668	19,808	57.1

Income from continuing operations	108,802	72,189	36,613	50.7
Income from discontinued operations, net of taxes of $718	—	3,438	(3,438)	(100.0)

Net income	108,802	75,627	33,175	43.9

Less net income attributable to noncontrolling interest	19,557	15,593	3,964	25.4

Net income attributable to Holly Corporation stockholders	$89,245	$60,034	$29,211	48.7%

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$89,245	$59,014	$30,231	51.2%
Income from discontinued operations	—	1,020	(1,020)	(100.0)

Net income	$89,245	$60,034	$29,211	48.7%

Earnings per share attributable to Holly Corporation stockholders — basic:
Income from continuing operations	$1.68	$1.18	$0.50	42.4%
Income from discontinued operations	—	0.02	(0.02)	(100.0)

Net income	$1.68	$1.20	$0.48	40.0%

Earnings per share attributable to Holly Corporation stockholders — diluted:
Income from continuing operations	$1.67	$1.17	$0.50	42.7%
Income from discontinued operations	—	0.02	(0.02)	(100.0)

Net income	$1.67	$1.19	$0.48	40.3%

Cash dividends declared per common share	$0.45	$0.45	$—	—%

Average number of common shares outstanding:
Basic	53,172	50,153	3,019	6.0%
Diluted	53,531	50,272	3,259	6.5%

Balance Sheet Data (Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$273,091	$125,819
Working capital (1)	$204,758	$257,899
Total assets	$3,397,379	$3,145,939
Long-term debt	$650,906	$707,458
Total equity	$1,265,477	$1,207,781

(1)	HEP’s credit agreement expires in August 2011; therefore, working capital at September 30, 2010 reflects $157 million of credit agreement borrowings that are classified as current liabilities. HEP intends to renew its credit agreement prior to expiration and to continue to finance outstanding borrowings. Upon renewal, outstanding borrowings not designated for working capital purposes will be reclassified as long-term debt. Excluding HEP’s $157 million in credit agreement borrowings, working capital was $361.8 million at September 30, 2010.
Other Financial Data (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net cash provided by operating activities	$197,622	$38,102	$235,968	$179,652
Net cash used for investing activities	$(51,409)	$(62,628)	$(127,939)	$(374,946)
Net cash provided by (used for) financing activities	$(14,505)	$14,365	$39,295	$253,016
Capital expenditures	$51,409	$62,628	$127,939	$246,021
EBITDA from continuing operations (1)	$129,113	$72,912	$284,795	$186,337

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as (“EBITDA”), is calculated as net income plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segment are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Eliminations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Sales and other revenues
Refining (1)	$2,081,709	$1,476,304	$6,086,243	$3,136,017
HEP (2)	46,558	40,805	132,730	108,136
Corporate and Other	100	229	317	423
Eliminations	(37,379)	(28,847)	(108,152)	(72,277)

Consolidated	$2,090,988	$1,488,491	$6,111,138	$3,172,299

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Operating Income (loss)
Refining (1)	$100,111	$50,584	$200,080	$121,703
HEP (2)	24,588	21,880	65,737	53,287
Corporate and Other	(16,652)	(16,183)	(47,529)	(43,467)
Eliminations	(429)	(699)	(1,250)	(699)

Consolidated	$107,618	$55,582	$217,038	$130,824

(1)	The Refining segment includes the operations of our Navajo, Woods Cross and Tulsa Refineries and Holly Asphalt Company (“Holly Asphalt”) and involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. The petroleum products are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, specialty lubricant products produced at our Tulsa Refinery are marketed throughout North America and are distributed in Central and South America. Holly Asphalt manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Texas and northern Mexico.

(2)	The HEP segment involves all of the operations of HEP. HEP owns and operates a system of petroleum product and crude gathering pipelines and refinery tankage in Texas, New Mexico, Oklahoma and Utah, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, Oklahoma and Washington. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, HEP owns a 25% interest in the SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Navajo Refinery
Crude charge (BPD) (1)	85,110	86,250	82,150	76,670
Refinery production (BPD) (2)	91,550	93,620	90,290	84,560
Sales of produced refined products (BPD)	92,180	93,996	90,730	84,102
Sales of refined products (BPD) (3)	94,900	96,580	93,780	88,110

Refinery utilization (4)	85.1%	86.2%	82.2%	80.7%

Average per produced barrel (5)
Net sales	$87.60	$78.15	$88.98	$69.21
Cost of products (6)	79.39	70.88	81.44	60.25

Refinery gross margin	8.21	7.27	7.54	8.96
Refinery operating expenses (7)	5.25	4.37	5.01	4.88

Net operating margin	$2.96	$2.90	$2.53	$4.08

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Feedstocks:
Sour crude oil	88%	86%	86%	84%
Sweet crude oil	4%	6%	4%	6%
Other feedstocks and blends	8%	8%	10%	10%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	55%	56%	57%	57%
Diesel fuels	32%	33%	31%	33%
Jet fuels	2%	3%	4%	2%
Fuel oil	6%	4%	4%	3%
Asphalt	3%	2%	2%	3%
LPG and other	2%	2%	2%	2%

Total	100%	100%	100%	100%

Woods Cross Refinery
Crude charge (BPD) (1)	27,440	26,860	26,870	25,670
Refinery production (BPD) (2)	28,410	27,630	27,940	26,220
Sales of produced refined products (BPD)	27,540	27,098	28,260	27,061
Sales of refined products (BPD) (3)	27,840	27,150	28,450	27,520

Refinery utilization (4)	88.5%	86.7%	86.7%	81.9%

Average per produced barrel (5)
Net sales	$94.86	$80.87	$93.71	$66.87
Cost of products (6)	73.08	65.68	74.02	55.22

Refinery gross margin	21.78	15.19	19.69	11.65
Refinery operating expenses (7)	6.11	6.44	5.86	6.45

Net operating margin	$15.67	$8.75	$13.83	$5.20

Feedstocks:
Sour crude oil	5%	6%	6%	4%
Sweet crude oil	61%	61%	60%	63%
Black wax crude oil	30%	27%	29%	28%
Other feedstocks and blends	4%	6%	5%	5%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	60%	59%	62%	65%
Diesel fuels	33%	32%	31%	28%
Jet fuels	1%	3%	1%	1%
Fuel oil	2%	3%	1%	3%
Asphalt	2%	2%	3%	1%
LPG and other	2%	1%	2%	2%

Total	100%	100%	100%	100%

Tulsa Refinery (8)
Crude charge (BPD) (1)	114,820	66,230	112,340	28,300
Refinery production (BPD) (2)	110,670	64,230	108,830	27,400
Sales of produced refined products (BPD)	113,040	60,596	107,950	26,077
Sales of refined products (BPD) (3)	113,040	60,850	108,560	26,250

Refinery utilization (4)	91.9%	77.9%	89.9%	74.5%

Average per produced barrel (5)
Net sales	$89.22	$76.80	$88.91	$76.65
Cost of products (6)	79.80	70.10	81.26	70.80

Refinery gross margin	9.42	6.70	7.65	5.85
Refinery operating expenses (7)	4.80	4.64	5.10	4.76

Net operating margin	$4.62	$2.06	$2.55	$1.09

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Feedstocks:
Sour crude oil	9%	—%	6%	—%
Sweet crude oil	91%	100%	94%	100%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	39%	23%	39%	23%
Diesel fuels	30%	30%	31%	30%
Jet fuels	8%	11%	8%	11%
Lubricants	10%	18%	10%	18%
Gas oil / intermediates	4%	16%	3%	16%
Asphalt	6%	—%	5%	—%
LPG and other	3%	2%	4%	2%

Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	227,370	179,350	221,360	130,640
Refinery production (BPD) (2)	230,630	185,480	227,060	138,190
Sales of produced refined products (BPD)	232,760	181,690	226,940	137,240
Sales of refined products (BPD) (3)	235,780	184,570	230,790	141,890

Refinery utilization (4)	88.8%	83.0%	86.5%	80.5%

Average per produced barrel (5)
Net sales	$89.25	$78.11	$89.53	$70.16
Cost of products (6)	78.84	69.84	80.43	61.26

Refinery gross margin	10.41	8.27	9.10	8.90
Refinery operating expenses (7)	5.14	4.77	5.16	5.17

Net operating margin	$5.27	$3.50	$3.94	$3.73

Feedstocks:
Sour crude oil	39%	44%	37%	52%
Sweet crude oil	54%	47%	55%	36%
Black wax crude oil	4%	4%	4%	5%
Other feedstocks and blends	3%	5%	4%	7%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	48%	45%	49%	52%
Diesel fuels	31%	32%	31%	31%
Jet fuels	5%	6%	6%	3%
Fuel oil	3%	2%	2%	3%
Asphalt	4%	2%	3%	2%
Lubricants	5%	6%	5%	4%
Gas oil / intermediates	2%	5%	1%	3%
LPG and other	2%	2%	3%	2%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(3)	Includes refined products purchased for resale.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased by 15,000 BPSD effective April 1, 2009 (our Navajo Refinery expansion), 85,000 BPSD effective June 1, 2009 (our Tulsa Refinery west facility acquisition) and 40,000 BPSD effective December 1, 2009 (our Tulsa Refinery east facility acquisition), increasing our consolidated crude capacity to 256,000 BPSD.

(5)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(7)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

(8)	The amounts reported for the Tulsa Refinery for the nine months ended September 30, 2009 include crude oil processed and products yielded from the Tulsa Refinery west facility for the period from June 1, 2009 (date of Tulsa Refinery west facility acquisition) through September 30, 2009 only, and averaged over the 273 days for the nine months ended.
     Operating data for the period from June 1, 2009 through September 30, 2009 is as follows:

Tulsa Refinery
Crude charge (BPD)	63,330
Refinery production (BPD)	61,310
Sales of produced refined products (BPD)	58,360
Sales of refined products (BPD)	58,740

Refinery utilization	74.5%
Results of Operations — Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Summary
Net income attributable to Holly Corporation stockholders for the three months ended September 30, 2010 was $51.2 million ($0.96 per basic and diluted share), a $27.7 million increase compared to $23.5 million ($0.47 per basic and diluted share) for the three months ended September 30, 2009. Net income increased due principally to higher refinery gross margins during the three months ended September 30, 2010 combined with increased volumes of produced refined products sold. Overall refinery gross margins for the three months ended September 30, 2010 were $10.41 per produced barrel compared to $8.27 for the three months ended September 30, 2009.
Overall production levels for the three months ended September 30, 2010 increased by 24% over the same period of 2009 due principally to production from our Tulsa Refinery east facility acquired in December 2009.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 41% from $1,488.5 million for the three months ended September 30, 2009 to $2,091 million for the three months ended September 30, 2010, due principally to the effects of a 28% increase in year-over-year third quarter volumes of produced refined products sold combined with increased sales prices of produced refined products sold. The average sales price we received per produced barrel sold increased 14% from $78.11 for the three months ended September 30, 2009 to $89.25 for the three months ended September 30, 2010. Sales and other revenues for the three months ended September 30, 2010 and 2009, include $9.2 million and $12.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold increased 40% from $1,295.4 million for the three months ended September 30, 2009 to $1,807 million for the three months ended September 30, 2010, due principally to higher crude oil costs combined with a 28% increase in volumes of produced refined products sold. The average price we paid per produced barrel sold for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 13% from $69.84 for the three months ended September 30, 2009 to $78.84 for the three months ended September 30, 2010.
Gross Refinery Margins
Gross refinery margin per produced barrel increased 26% from $8.27 for the three months ended September 30, 2009 to $10.41 for the three months ended September 30, 2010 due to the effects of an increase in the average sales price we received per produced barrel sold, partially offset by an increase in the average price we paid per barrel of crude oil and feedstocks. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 35% from $96.7 million for the three months ended September 30, 2009 to $130.3 million for the three months ended September 30, 2010, due principally to the inclusion of costs attributable to the operations of our Tulsa Refinery east facility acquired in December 2009 and higher refinery utility costs.
General and Administrative Expenses
General and administrative expenses increased slightly from $16.7 million for the three months ended September 30, 2009 to $16.9 million for the three months ended September 30, 2010, due principally to increased payroll costs.
Depreciation and Amortization Expenses
Depreciation and amortization increased 21% from $24 million for the three months ended September 30, 2009 to $29.1 million for the three months ended September 30, 2010. The increase was due principally to depreciation and amortization attributable to our Tulsa Refinery east facility and capitalized refinery improvement projects in early 2010 and 2009.
Interest Expense
Interest expense was $17.4 million for the three months ended September 30, 2010 compared to $12.4 million for the three months ended September 30, 2009. The increase was due principally to interest incurred on the $300 million Holly 9.875% senior notes due 2017 and the HEP 8.25% senior notes due 2018. For the three months ended September 30, 2010 and 2009, interest expense included $9 million and $6.6 million, respectively, in interest costs attributable to HEP operations.
Income Taxes
Income taxes were $31.5 million for the three months ended September 30, 2010 compared to $13.5 million for the three months ended September 30, 2009. This increase was due principally to significantly higher pre-tax earnings during the three months ended September 30, 2010 compared to the same period of 2009. Our effective tax rates, before consideration of earnings attributable to noncontrolling interest, were 34.7% and 30.9% for the three months ended September 30, 2010 and 2009, respectively.
Discontinued Operations
On December 1, 2009, HEP sold its 70% interest in Rio Grande. Rio Grande operations generated earnings of $0.9 million for the three months ended September 30, 2009.
Results of Operations — Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Summary
Net income attributable to Holly Corporation stockholders for the nine months ended September 30, 2010 was $89.2 million ($1.68 per basic and $1.67 per diluted share), a $29.2 million increase compared to $60 million ($1.20 per basic and $1.19 per diluted share) for the nine months ended September 30, 2009. Net income increased due principally to higher refinery gross margins during the current year-to-date period combined with increased volumes of produced refined products sold. Overall refinery gross margins for the nine months ended September 30, 2010 were $9.10 per produced barrel compared to $8.90 for the nine months ended September 30, 2009.
Overall production levels for the nine months ended September 30, 2010 increased by 64% over the same period of 2009 due to production from our Tulsa Refinery facilities acquired in June and December 2009 combined with higher production levels at our Navajo and Woods Cross Refineries. Additionally, production levels were lower during the first quarter of 2009 due to scheduled downtime during a planned major maintenance turnaround at our Navajo Refinery.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 93% from $3,172.3 million for the nine months ended September 30, 2009 to $6,111.1 million for the nine months ended September 30, 2010, due principally to the effects of a 65% increase in year-over-year volumes of produced refined products sold combined with increased sales prices of produced refined products sold. The average sales price we received per produced barrel sold increased 28% from $70.16 for the nine months ended September 30, 2009 to $89.53 for the nine months ended September 30, 2010. Sales and other revenues for the nine months ended September 30, 2010 and 2009, include $24.7 million and $36.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold increased 100% from $2,687 million for the nine months ended September 30, 2009 to $5,379.1 million for the nine months ended September 30, 2010, due principally to higher crude oil costs combined with a 65% increase in volumes of produced refined products sold. The average price we paid per produced barrel sold for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 31% from $61.26 for the nine months ended September 30, 2009 to $80.43 for the nine months ended September 30, 2010.
Gross Refinery Margins
Gross refining margin per produced barrel increased 2% from $8.90 for the nine months ended September 30, 2009 to $9.10 for the nine months ended September 30, 2010 due to the effects of an increase in the average sales price we received per produced barrel sold, partially offset by an increase in the average price we paid per barrel of crude oil and feedstocks. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 57% from $241.5 million for the nine months ended September 30, 2009 to $378.6 million for the nine months ended September 30, 2010, due principally to the inclusion of costs attributable to the operations of our Tulsa Refinery facilities acquired in June and December 2009 and higher refinery utility costs.
General and Administrative Expenses
General and administrative expenses increased 16% from $43.6 million for the nine months ended September 30, 2009 to $50.6 million for the nine months ended September 30, 2010, due principally to costs associated with the support and integration of our Tulsa Refinery operations and increased payroll costs.
Depreciation and Amortization Expenses
Depreciation and amortization increased 24% from $69.4 million for the nine months ended September 30, 2009 to $85.7 million for the nine months ended September 30, 2010. The increase was due principally to depreciation and amortization attributable to our Tulsa refinery facilities and capitalized refinery improvement projects in early 2010 and 2009.
Interest Expense
Interest expense was $56.1 million for the nine months ended September 30, 2010 compared to $25.8 million for the nine months ended September 30, 2009. The increase was due principally to interest incurred on the $300 million Holly 9.875% senior notes due 2017 and the HEP 8.25% senior notes due 2018. For the nine months ended September 30, 2010 and 2009, interest expense included $27.2 million and $17.5 million, respectively, in interest costs attributable to HEP operations.

Income Taxes
Income taxes were $54.5 million for the nine months ended September 30, 2010 compared to $34.7 million for the nine months ended September 30, 2009. Our effective tax rates, before consideration of earnings attributable to noncontrolling interest, were 33.4% and 32.4% for the nine months ended September 30, 2010 and 2009, respectively.
Discontinued Operations
Rio Grande operations generated earnings of $3.4 million for the nine months ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
Holly Credit Agreement
We have a $400 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. In June 2010, the agreement was upsized by $30 million pursuant to the accordion feature. The Holly Credit Agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at September 30, 2010. At September 30, 2010, we had no outstanding borrowings and outstanding letters of credit totaling $84.3 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $315.7 million at September 30, 2010. We entered into an amendment to the Holly Credit Agreement on May 6, 2010 that changed certain financial covenants and provided other enhancements to the agreement.
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
HEP Credit Agreement
HEP has a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, acquisitions, working capital and for other general partnership purposes. At September 30, 2010, HEP had outstanding borrowings totaling $157 million under the HEP Credit Agreement, with unused borrowing capacity of $143 million. The HEP Credit Agreement expires in August 2011; therefore, outstanding borrowings are currently classified as current liabilities. HEP intends to renew the HEP Credit Agreement prior to expiration and to continue to finance outstanding borrowings. Upon renewal, outstanding borrowings not designated for working capital purposes will be reclassified as long-term debt.
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
Holly Financing Obligation
In October 2009, we sold approximately 400,000 barrels of crude oil tankage at our Tulsa Refinery west facility as well as certain crude oil pipeline receiving facilities to an affiliate of Plains All American Pipeline, L.P. (“Plains”) for $40 million in cash. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits with Plains for crude oil purchased by them and delivered to our Tulsa Refinery west facility for storage. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing obligation. As a result, we retained these assets on our books and recorded a liability representing the $40 million in proceeds received.

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
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of September 30, 2010, we had cash and cash equivalents of $271.9 million and short-term investments in marketable securities of $1.2 million.
Cash and cash equivalents increased by $147.3 million during the nine months ended September 30, 2010. Net cash provided by operating activities and financing activities of $236 million and $39.3 million, respectively, exceeded cash used for investing activities of $127.9 million. Working capital decreased by $53.1 million during the nine months ended September 30, 2010, due principally to the reclassification of HEP’s $157 million in credit agreement borrowings as current liabilities. Excluding HEP’s $157 million credit agreement borrowings, working capital increased by $103.9 million.
Cash Flows — Operating Activities
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net cash flows provided by operating activities were $236 million for the nine months ended September 30, 2010 compared to $179.7 million for the nine months ended September 30, 2009, an increase of $56.3 million. Net income for the nine months ended September 30, 2010 was $108.8 million, an increase of $33.2 million compared to net income of $75.6 million for the nine months ended September 30, 2009. Non-cash adjustments consisting of depreciation and amortization, deferred income taxes, equity-based compensation expense, interest rate swap adjustments and noncontrolling interest in earnings of Rio Grande resulted in an increase to operating cash flows of $100.5 million for the nine months ended September 30, 2010 compared to $103.8 million for the same period in 2009. Additionally, SLC Pipeline earnings, net of distributions increased operating cash flows by $0.4 million for the nine months ended September 30, 2010 compared to a $1.3 million decrease for the nine months ended September 30, 2009. Changes in working capital items increased cash flows by $34.2 million for the nine months ended September 30, 2010 compared to $22.3 million for the nine months ended September 30, 2009. Additionally, for the nine months ended September 30, 2010, turnaround expenditures decreased to $11.5 million from $33.1 million in 2009 due to the planned major maintenance turnaround at our Navajo Refinery in the first quarter of 2009.

Cash Flows — Investing Activities and Planned Capital Expenditures
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net cash flows used for investing activities were $127.9 million for the nine months ended September 30, 2010 compared to $374.9 million for the nine months ended September 30, 2009, a decrease of $247 million. Cash expenditures for properties, plants and equipment for the first nine months of 2010 decreased to $127.9 million from $246 million for the same period in 2009. These include HEP capital expenditures of $8.1 million and $27.5 million for the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures were significantly lower in the nine months ending September 30, 2010 due to a higher level of capital project initiatives in 2009 including refinery expansion projects. During the nine months ended September 30, 2009, we acquired the Tulsa Refinery west facility from Sunoco for $157.8 million, invested $165.9 million in marketable securities and received proceeds of $220.3 million from the sale or maturity of marketable securities. Additionally, HEP purchased a 25% joint venture interest in the SLC Pipeline for $25.5 million.
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
We are proceeding with the integration project of our Tulsa Refinery west and east facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD. The integration project involves the installation of interconnect pipelines that will permit us to transfer various intermediate streams between the two facilities. We have also signed a 10-year agreement with a third party for the use of an additional line for the transfer of gasoline blend stocks which is currently in service. These interconnect lines will allow us to eliminate the sale of gas oil at a discount to WTI under our 5-year gas oil off take agreement with a third party, optimize gasoline blending, increase our utilization of better process technology, improve yields and reduce operating costs. HEP is currently constructing five additional interconnect pipelines and we are currently finalizing terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project. Also, as part of the integration, we are planning to expand the diesel hydrotreater unit at the east facility to permit the processing of all high sulfur diesel produced to ULSD. This expansion is expected to cost approximately $20 million and will use the reactor that we acquired as part of the Tulsa Refinery west facility acquisition. We are currently planning to complete the integration projects by the end of the first quarter of 2011.
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

Our consent decree with the EPA requires recovery of sulfur from the refinery fuel gas system and the shutdown or replacement of two low pressure boilers at the Tulsa Refinery west facility by the end of 2013. We are evaluating the best solution to the low pressure boiler issue. In addition to the consent decree requirements, flare gas recovery and coker blowdown modifications are required to comply with new flare regulations. We have previously estimated a cost of $20 million to meet these requirements but are currently evaluating a larger project in the $45 million range which would meet these requirements as well as increase our ability to run additional lower priced sour crude types at the Tulsa Refinery east facility. A decision on this matter has not yet been made.
We completed phase II of our major capital projects at the Navajo Refinery in the second quarter of 2010. These improvements provide the capability to process up to 40,000 BPSD of heavy type crudes. Phase II involved the installation of a new 18,000 BPSD solvent deasphalter and the revamp of our Artesia crude and vacuum units.
Also, we expect to complete our asphalt tankage project at the Navajo Refinery and at the Holly Asphalt facility in Artesia, New Mexico in November 2010 that will enhance asphalt economics by permitting the storage of asphalt during the winter months when asphalt prices are generally lower. These asphalt tank additions and the approved upgrade of our rail loading facilities at the Artesia refinery are expected to cost $21 million.
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
Under a definitive agreement with Sinclair, we are jointly building the UNEV Pipeline, a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline with Sinclair, our joint venture partner, owning the remaining 25% interest. The initial capacity of the pipeline will be 62,000 BPD (based on gasoline equivalents), with the capacity for further expansion to 120,000 BPD. The current total cost of the pipeline project including terminals is expected to be approximately $300 million, with our share of the cost totaling $225 million. This includes a project scope change that includes the construction of ethanol blending and storage facilities at the Cedar City terminal. We have commenced the final construction phase of the pipeline and expect the pipeline to be mechanically complete in the second quarter of 2011.
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
Regulatory compliance items at our refineries or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements.

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
As described above, HEP is currently constructing five interconnecting pipelines between our Tulsa east and west refining facilities. The project is expected to cost approximately $25 million with completion in the first quarter of 2011. We are currently finalizing terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project.
Cash Flows — Financing Activities
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net cash flows provided by financing activities were $39.3 million for the nine months ended September 30, 2010 compared to $253 million for the nine months ended September 30, 2009, a decrease of $213.7 million. During the nine months ended September 30, 2010, we received and repaid $310 million in advances under the Holly Credit Agreement, paid $0.8 million under our financing obligation to Plains, purchased $1.3 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, paid $23.9 million in dividends, received a $9.5 million contribution from our UNEV Pipeline joint venture partner and recognized $1.3 million excess tax expense on our equity based compensation. Also during this period, HEP received $147.5 million in net proceeds upon the issuance of the HEP 8.25% Senior Notes, received $52 million and repaid $101 million under the HEP Credit Agreement, paid distributions of $36.1 million to noncontrolling interests and purchased $2.3 million in HEP common units in the open market for recipients of its restricted unit grants. Additionally, $3.1 million in deferred financing costs were incurred in connection with the issuance of the HEP 8.25% Senior Notes in March 2010 and an amendment to the Holly Credit Agreement. During the nine months ended September 30, 2009, we received $187.9 million in net proceeds upon the issuance of the Holly Senior Notes, received and repaid $94 million in advances under the Holly Credit Agreement, paid $22.6 million in dividends, purchased $1.2 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, received a $13.7 million contribution from our UNEV Pipeline joint venture partner and recognized $2.1 million in excess tax benefits on our equity based compensation. Also during this period, HEP received proceeds of $58.4 million upon the issuance of additional common units, received $197 million and repaid $152 million in advances under the HEP Credit Agreement, paid distributions of $23.4 million to noncontrolling interest holders and purchased $0.6 million in HEP common units for recipients of its restricted unit grants. Additionally, we paid $6.4 million in deferred financing costs during the nine months ended September 30, 2009. The deferred financing costs relate to the 9.875% Holly Senior Notes issued in June 2009.

Contractual Obligations and Commitments
Holly Corporation
There were no significant changes to our contractual obligations during the nine months ended September 30, 2010.
HEP
During the nine months ended September 30, 2010, HEP repaid net advances of $49 million resulting in $157 million of outstanding principal under the HEP Credit Agreement at September 30, 2010.
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

Commodity Price Risk Management
During the third quarter of 2010, we entered into two types of hedging transactions.
We entered into multiple gasoline price swap contracts relating to forecasted sales transactions of unleaded 87 gasoline produced at our Tulsa Refinery facilities in order to protect margins on winter grade gasoline. Winter grade gasoline specifications allow for the blending of butane as an additive. Since the cost of butane is subject to price risk (fluctuating prices), our refined product margins are exposed to the adverse affects of higher butane costs during winter months when demand for butane is generally higher and lower gasoline sales prices when demand for finished gasoline products is generally lower. To mitigate the effects of higher butane costs during winter months, we regularly purchase volumes of butane at more favorable prices during the summer season. Furthermore, in order to maintain a favorable spread between the cost of this butane and the ultimate sales price we receive on quantities of produced winter grade gasoline, we have entered into gasoline price swaps that effectively fix the sales price on forecasted sales totaling 135,000 barrels of unleaded 87 gasoline at a weighted average price of $81.61 per barrel. These barrels will be ratably sold between September and December 2010, matching the terms of the swap contracts maturing between September and December 2010.
Additionally, we entered into natural gas price swap contracts relating to forecasted purchases of natural gas to be used in production at our refining facilities during the 2010-2011 winter season. Natural gas prices are subject to price risk (fluctuating prices), therefore, the profitability of our refinery operations is exposed to the adverse affects of higher natural gas prices during winter months when demand for natural gas is generally higher. In order to mitigate the effects of higher natural gas prices, we have entered into natural gas price swaps that effectively fix our purchase price on forecasted natural gas purchases aggregating 2,500,000 million British thermal units (“MMBTU”) (approximately 30% of our refineries’ projected winter season consumption) to be ratably purchased between November 2010 and March 2011 at a weighted-average cost of $4.20 per MMBTU.
We have designated these commodity price swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that our gasoline price swaps are effective in offsetting the variability in sales prices to be received on forecasted sales of finished gasoline inventory resulting from changes in gasoline reference prices. We have also determined that our natural gas price swaps are effective in offsetting the variability in prices to be paid on forecasted natural gas purchases resulting from changes in natural gas reference prices. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to fair value with offsetting fair value adjustments to accumulated other comprehensive income. Hedge effectiveness is measured by comparing the combined effects of amounts expected to be received or paid under these price swap contracts and prices to be received and paid under the forecasted transactions as discussed above against prestablished fixed prices. Any ineffectiveness is reclassified from accumulated other comprehensive income to cost of products sold. As of September 30, 2010, we have had no ineffectiveness on these cash flow hedges.
Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.
As of September 30, 2010, HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million HEP Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of September 30, 2010. The maturity date of this swap contract is February 28, 2013.
HEP designated this interest rate swap as a cash flow hedge. Based on its assessment of effectiveness using the change in variable cash flows method, HEP determined that this interest rate swap is effective in offsetting the variability in interest payments on the $155 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, HEP adjusts the cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, HEP measures hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the swap against the expected future interest payments on the $155 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of September 30, 2010, HEP had no ineffectiveness on its cash flow hedge.
The following table presents balance sheet locations and related fair values of outstanding derivative instruments.

	Balance Sheet		Location of
Derivative Instruments	Location	Fair Value	Offsetting Balance	Offsetting Amount
	(Dollars in thousands)
September 30, 2010

Derivatives designated as cash flow hedging instruments:

Variable-to-fixed commodity price swap contracts (forecasted volumes of gasoline sales)	Accrued liabilities	$406	Accumulated other comprehensive loss	$406
Variable-to-fixed commodity price swap contracts (forecasted volumes of natural gas purchases)	Accrued liabilities	738	Accumulated other comprehensive loss	738

		$1,144		$1,144

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$11,825	Accumulated other comprehensive loss	$11,825

December 31, 2009

Derivative designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($171 million LIBOR based debt interest payments)	Other long-term liabilities	$9,141	Accumulated other comprehensive loss	$9,141

Derivatives not designated as hedging instruments:

Fixed-to-variable interest rate swap contract ($60 million of HEP 6.25% Senior Notes)	Other assets	$2,294	Long-term debt	$1,791	(1)

			Equity	503	(2)

		$2,294		$2,294

Variable-to-fixed interest rate swap contract ($60 million of HEP 6.25% Senior Notes)	Other long-term liabilities	$2,555	Equity	$2,555	(2)

(1)	Represents unamortized balance of dedesignated hedge premium.

(2)	Represents prior year charges to interest expense.
Publicly available information is reviewed on the counterparties in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the swap contracts. These counterparties are large financial institutions. We have not experienced, nor do we expect to experience, any difficulty in the counterparties honoring their commitments.
The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At September 30, 2010, outstanding principal under the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes was $300 million, $185 million and $150 million, respectively. For these fixed rate notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. At September 30, 2010, the estimated fair values of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $324 million, $183.2 million and $156.8 million, respectively. We estimate that a hypothetical 10% change in the yield-to-maturity rates applicable to these notes would result in a fair value change to the notes of approximately $13 million, $5 million and $6 million, respectively.
For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2010, borrowings outstanding under the HEP Credit Agreement were $157 million. By means of its cash flow hedge, HEP has effectively converted the variable rate on $155 million of outstanding principal to a fixed rate of 5.49%. At September 30, 2010, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of nine months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Set forth below is our calculation of EBITDA from continuing operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Income from continuing operations	$59,390	$30,177	$108,802	$72,189
Subtract noncontrolling interest in income from continuing operations	(8,213)	(6,964)	(19,557)	(13,175)
Add income tax provision	31,494	13,497	54,476	34,668
Add interest expense	17,368	12,407	56,113	25,849
Subtract interest income	(64)	(231)	(758)	(2,561)
Add depreciation and amortization	29,138	24,026	85,719	69,367

EBITDA from continuing operations	$129,113	$72,912	$284,795	$186,337

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average per produced barrel:

Navajo Refinery
Net sales	$87.60	$78.15	$88.98	$69.21
Less cost of products	79.39	70.88	81.44	60.25

Refinery gross margin	$8.21	$7.27	$7.54	$8.96

Woods Cross Refinery
Net sales	$94.86	$80.87	$93.71	$66.87
Less cost of products	73.08	65.68	74.02	55.22

Refinery gross margin	$21.78	$15.19	$19.69	$11.65

Tulsa Refinery
Net sales	$89.22	$76.80	$88.91	$76.65
Less cost of products	79.80	70.10	81.26	70.80

Refinery gross margin	$9.42	$6.70	$7.65	$5.85

Consolidated
Net sales	$89.25	$78.11	$89.53	$70.16
Less cost of products	78.84	69.84	80.43	61.26

Refinery gross margin	$10.41	$8.27	$9.10	$8.90

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for our three refineries on a consolidated basis is calculated as shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$8.21	$7.27	$7.54	$8.96
Less refinery operating expenses	5.25	4.37	5.01	4.88

Net operating margin	$2.96	$2.90	$2.53	$4.08

Woods Cross Refinery
Refinery gross margin	$21.78	$15.19	$19.69	$11.65
Less refinery operating expenses	6.11	6.44	5.86	6.45

Net operating margin	$15.67	$8.75	$13.83	$5.20

Tulsa Refinery
Refinery gross margin	$9.42	$6.70	$7.65	$5.85
Less refinery operating expenses	4.80	4.64	5.10	4.76

Net operating margin	$4.62	$2.06	$2.55	$1.09

Consolidated
Refinery gross margin	$10.41	$8.27	$9.10	$8.90
Less refinery operating expenses	5.14	4.77	5.16	5.17

Net operating margin	$5.27	$3.50	$3.94	$3.73

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average sales price per produced barrel sold	$87.60	$78.15	$88.98	$69.21
Times sales of produced refined products sold (BPD)	92,180	93,996	90,730	84,102
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$742,897	$675,812	$2,203,971	$1,589,051

Woods Cross Refinery
Average sales price per produced barrel sold	$94.86	$80.87	$93.71	$66.87
Times sales of produced refined products sold (BPD)	27,540	27,098	28,260	27,061
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$240,345	$201,610	$722,971	$494,012

Tulsa Refinery
Average sales price per produced barrel sold	$89.22	$76.80	$88.91	$76.65
Times sales of produced refined products sold (BPD)	113,040	60,596	107,950	26,077
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$927,859	$428,147	$2,620,209	$545,673

Sum of refined product sales from produced products sold from our three refineries (1)	$1,911,101	$1,305,569	$5,547,151	$2,628,736
Add refined product sales from purchased products and rounding (2)	24,586	21,539	93,093	83,579

Total refined product sales	1,935,687	1,327,108	5,640,244	2,712,315
Add direct sales of excess crude oil (3)	106,364	98,540	355,381	320,416
Add other refining segment revenue (4)	39,658	50,656	90,618	103,286

Total refining segment revenue	2,081,709	1,476,304	6,086,243	3,136,017
Add HEP segment sales and other revenues	46,558	40,805	132,730	108,136
Add corporate and other revenues	100	229	317	423
Subtract consolidations and eliminations	(37,379)	(28,847)	(108,152)	(72,277)

Sales and other revenues	$2,090,988	$1,488,491	$6,111,138	$3,172,299

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(4)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Average sales price per produced barrel sold	$89.25	$78.11	$89.53	$70.16
Times sales of produced refined products sold (BPD)	232,760	181,690	226,940	137,240
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$1,911,101	$1,305,569	$5,547,151	$2,628,736

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average cost of products per produced barrel sold	$79.39	$70.88	$81.44	$60.25
Times sales of produced refined products sold (BPD)	92,180	93,996	90,730	84,102
Times number of days in period	92	92	273	273

Cost of products for produced products sold	$673,272	$612,944	$2,017,211	$1,383,331

Woods Cross Refinery
Average cost of products per produced barrel sold	$73.08	$65.68	$74.02	$55.22
Times sales of produced refined products sold (BPD)	27,540	27,098	28,260	27,061
Times number of days in period	92	92	273	273

Cost of products for produced products sold	$185,161	$163,741	$571,063	$407,946

Tulsa Refinery
Average cost of products per produced barrel sold	$79.80	$70.10	$81.26	$70.80
Times sales of produced refined products sold (BPD)	113,040	60,596	107,950	26,077
Times number of days in period	92	92	273	273

Cost of products for produced products sold	$829,894	$390,796	$2,394,761	$504,027

Sum of cost of products for produced products sold from our three refineries (1)	$1,688,327	$1,167,481	$4,983,035	$2,295,304
Add refined product costs from purchased products sold and rounding (2)	24,594	22,295	93,898	88,271

Total refined cost of products sold	1,712,921	1,189,776	5,076,933	2,383,575
Add crude oil cost of direct sales of excess crude oil (3)	105,091	97,400	351,643	317,954
Add other refining segment cost of products sold (4)	25,555	36,282	56,186	56,685

Total refining segment cost of products sold	1,843,567	1,323,458	5,484,762	2,758,214
Subtract consolidations and eliminations	(36,523)	(28,020)	(105,642)	(71,196)

Costs of products sold (exclusive of depreciation and amortization)	$1,807,044	$1,295,438	$5,379,120	$2,687,018

(1)	The above calculations of cost of products for produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(4)	Other refining segment cost of products sold includes the cost of products for Holly Asphalt and costs attributable to feedstock and sulfur credit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Average cost of products per produced barrel sold	$78.84	$69.84	$80.43	$61.26
Times sales of produced refined products sold (BPD)	232,760	181,690	226,940	137,240
Times number of days in period	92	92	273	273

Cost of products for produced products sold	$1,688,327	$1,167,481	$4,983,035	$2,295,304

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$5.25	$4.37	$5.01	$4.88
Times sales of produced refined products sold (BPD)	92,180	93,996	90,730	84,102
Times number of days in period	92	92	273	273

Refinery operating expenses for produced products sold	$44,523	$37,790	$124,094	$112,044

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$6.11	$6.44	$5.86	$6.45
Times sales of produced refined products sold (BPD)	27,540	27,098	28,260	27,061
Times number of days in period	92	92	273	273

Refinery operating expenses for produced products sold	$15,481	$16,055	$45,210	$47,650

Tulsa Refinery
Average refinery operating expenses per produced barrel sold	$4.80	$4.64	$5.10	$4.76
Times sales of produced refined products sold (BPD)	113,040	60,596	107,950	26,077
Times number of days in period	92	92	273	273

Refinery operating expenses for produced products sold	$49,918	$25,867	$150,299	$33,887

Sum of refinery operating expenses per produced products sold from our three refineries (1)	$109,922	$79,712	$319,603	$193,581
Add other refining segment operating expenses and rounding (2)	6,835	6,023	19,199	16,209

Total refining segment operating expenses	116,757	85,735	338,802	209,790
Add HEP segment operating expenses	13,632	11,103	40,187	32,076
Add corporate and other costs	6	7	24	34
Subtract consolidations and eliminations	(132)	(128)	(375)	(382)

Operating expenses (exclusive of depreciation and amortization)	$130,263	$96,717	$378,638	$241,518

(1)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of Holly Asphalt.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Average refinery operating expenses per produced barrel sold	$5.14	$4.77	$5.16	$5.17
Times sales of produced refined products sold (BPD)	232,760	181,690	226,940	137,240
Times number of days in period	92	92	273	273

Refinery operating expenses for produced products sold	$109,922	$79,712	$319,603	$193,581

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Net operating margin per barrel	$2.96	$2.90	$2.53	$4.08
Add average refinery operating expenses per produced barrel	5.25	4.37	5.01	4.88

Refinery gross margin per barrel	8.21	7.27	7.54	8.96
Add average cost of products per produced barrel sold	79.39	70.88	81.44	60.25

Average sales price per produced barrel sold	$87.60	$78.15	$88.98	$69.21
Times sales of produced refined products sold (BPD)	92,180	93,996	90,730	84,102
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$742,897	$675,812	$2,203,971	$1,589,051

Woods Cross Refinery
Net operating margin per barrel	$15.67	$8.75	$13.83	$5.20
Add average refinery operating expenses per produced barrel	6.11	6.44	5.86	6.45

Refinery gross margin per barrel	21.78	15.19	19.69	11.65
Add average cost of products per produced barrel sold	73.08	65.68	74.02	55.22

Average sales price per produced barrel sold	$94.86	$80.87	$93.71	$66.87
Times sales of produced refined products sold (BPD)	27,540	27,098	28,260	27,061
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$240,345	$201,610	$722,971	$494,012

Tulsa Refinery
Net operating margin per barrel	$4.62	$2.06	$2.55	$1.09
Add average refinery operating expenses per produced barrel	4.80	4.64	5.10	4.76

Refinery gross margin per barrel	9.42	6.70	7.65	5.85
Add average cost of products per produced barrel sold	79.80	70.10	81.26	70.80

Average sales price per produced barrel sold	$89.22	$76.80	$88.91	$76.65
Times sales of produced refined products sold (BPD)	113,040	60,596	107,950	26,077
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$927,859	$428,147	$2,620,209	$545,673

Sum of refined product sales from produced products sold from our three refineries (1)	$1,911,101	$1,305,569	$5,547,151	$2,628,736
Add refined product sales from purchased products and rounding (2)	24,586	21,539	93,093	83,579

Total refined product sales	1,935,687	1,327,108	5,640,244	2,712,315
Add direct sales of excess crude oil (3)	106,364	98,540	355,381	320,416
Add other refining segment revenue (4)	39,658	50,656	90,618	103,286

Total refining segment revenue	2,081,709	1,476,304	6,086,243	3,136,017
Add HEP segment sales and other revenues	46,558	40,805	132,730	108,136
Add corporate and other revenues	100	229	317	423
Subtract consolidations and eliminations	(37,379)	(28,847)	(108,152)	(72,277)

Sales and other revenues	$2,090,988	$1,488,491	$6,111,138	$3,172,299

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(4)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per barrel amounts)
Net operating margin per barrel	$5.27	$3.50	$3.94	$3.73
Add average refinery operating expenses per produced barrel	5.14	4.77	5.16	5.17

Refinery gross margin per barrel	10.41	8.27	9.10	8.90
Add average cost of products per produced barrel sold	78.84	69.84	80.43	61.26

Average sales price per produced barrel sold	$89.25	$78.11	$89.53	$70.16
Times sales of produced refined products sold (BPD)	232,760	181,690	226,940	137,240
Times number of days in period	92	92	273	273

Refined product sales from produced products sold	$1,911,101	$1,305,569	$5,547,151	$2,628,736

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.
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
c. The Latest Rate Proceeding
On June 2, 2009, SFPP notified us that it would terminate the October 22, 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC, challenging the rate increase and asking the FERC to suspend the effectiveness of the increased rates. On August 31, 2009, the FERC issued an order suspending the effective date of the rate increase until January 1, 2010, on which date the rate increase was placed into effect subject to refund, and setting the rate increase for a full evidentiary hearing to be held in 2010. SFPP subsequently reduced its rates for the East Line service, effective September 1, 2010. The rates placed in effect on January 1, 2010, and the lower rates put into effect on September 1, 2010, remain subject to refund subject to the outcome of the evidentiary hearing. We are not in a position to predict the ultimate outcome of the rate proceeding.

Cut Bank Hill Environmental Claims
Prior to the sale by Holly Corporation of the Montana Refining Company (“MRC”) assets in 2006, MRC, along with other companies was the subject of several environmental claims at the Cut Bank Hill site in Montana. These claims include: (1) a U.S. Environmental Protection Agency administrative order requiring MRC and other companies to undertake cleanup actions; (2) a U.S. Coast Guard claim against MRC and other companies for response costs of $0.3 million in connection with its cleanup efforts at the Cut Bank Hill site; and (3) a unilateral order by the Montana Department of Environmental Quality (“MDEQ”) directing MRC and other companies to complete a remedial investigation and a request by the MDEQ that MRC and other companies pay $0.2 million to reimburse the State’s costs for remedial actions. MRC has denied responsibility for the requested EPA and the MDEQ cleanup actions and the MDEQ and Coast Guard response costs.
Navajo Tank Fire
On March 2, 2010, a tank caught fire while under construction. At the time of the incident, four individuals were working on top of the tank. These individuals were all employees of a third-party contractor who was placing insulation on the tank. Two individuals sustained injuries and two individuals died as a result of the incident. Four lawsuits were filed on behalf of the two survivors and on behalf of the estate of the two deceased workers in state court in Dallas County, Texas (two lawsuits) and state court in Eddy County, New Mexico (two lawsuits). Two of the cases are set for trial in April and May of 2011, respectively. At the date of this report, it is not possible to predict the likely outcome of this litigation. This matter is being reported due to the serious nature of the injuries. Because of our insurance coverage, the total cost to the Company for these cases is not expected to be material.
New Mexico OHSB Inspection – Navajo Tank Fire
On March 3, 2010, the New Mexico Occupational Health and Safety Bureau (“OHSB”), the New Mexico regulatory agency responsible for enforcing certain state occupational health and safety regulations, which are identical to Federal Occupational Safety and Health Administration (“OSHA”) regulations, commenced an inspection in relation to the tank fire that took place on March 2, 2010 at the Navajo facility in Artesia, New Mexico. On August 31, 2010, OHSB issued two citations to Navajo Refining Company, LLC (“Navajo”), alleging 10 willful violations and 1 serious violation of various construction safety standards. OHSB proposed penalties in the amount of $0.7 million. Navajo filed a notice of contest, challenging the citations. An informal administrative review of the citations is anticipated to take place in November 2010. Following the informal review, Navajo will have the right to challenge the citations before the New Mexico Occupational Health and Safety Review Commission (“OSHRC”), and have the right to take discovery.
OSHA Inspections – Tulsa Refinery
In June 2007, OSHA announced a national emphasis program (“NEP”) for inspecting approximately 80 refineries within its jurisdiction. As part of the NEP, OSHA conducted an inspection of Sinclair Tulsa Refining Company’s (“Sinclair Tulsa”) refinery in Tulsa, Oklahoma (our Tulsa Refinery east facility) from February 4, 2009 through August 3, 2009. On August 4, 2009, OSHA issued two citations to Sinclair Tulsa, alleging 51 serious violations and 1 willful violation of various safety standards including the Process Safety Management Standard (“PSM”) and the General Duty Clause. OSHA proposed penalties totaling $0.2 million. Sinclair filed a notice of contest, challenging the citations.
Our subsidiary, Holly Refining & Marketing – Tulsa LLC (“HRM-Tulsa”), entered into an Asset Sale & Purchase Agreement (the “Agreement”) with Sinclair Tulsa dated October 19, 2009 to acquire the Tulsa Refinery east facility, and the sale closed on December 1, 2009. HRM-Tulsa intervened in the case against Sinclair Tulsa pending before the OSHRC shortly after the sale closed. Under the terms of the Agreement, Sinclair retains responsibility for defending the OSHA citations and paying any penalties, and HRM-Tulsa has the discretion to select the means and methods of improving the PSM program. HRM-Tulsa has evaluated the feasibility of various PSM program improvements and developed a plan to implement a number of safety enhancements at the Tulsa Refinery east facility. HRM-Tulsa management presented its safety improvement plan to OSHA and

OSHA approved the plan. HRM-Tulsa and OSHA negotiated a settlement agreement which memorializes OSHA’s approval of the safety improvement plan. The settlement agreement between HRM-Tulsa and OSHA was filed with the OSHRC on August 11, 2010. On August 23, 2010, the OSHRC entered an order approving both the settlement agreement between Sinclair Tulsa and OSHA and the agreement between HRM-Tulsa and OSHA.
OSHA conducted an inspection of our Tulsa Refinery west facility from January 20, 2010 through June 9, 2010. On July 12, 2010, OSHA issued a citation, alleging 10 serious violations of various safety standards, including the Process Safety Management (“PSM”) standard. OSHA proposed penalties totaling $57,150. HRM–Tulsa filed a notice of contest, and challenged each citation item. The matter has been assigned to Judge Patrick B. Augustine. A pretrial conference, in which the discovery schedule will be established, will take place on November 3, 2010.
OSHA began the NEP inspection of our Tulsa Refinery west facility on September 14, 2010. The inspection is ongoing.
Discharge Permit Appeal – Tulsa Refinery West Facility
Our subsidiary, HRM Tulsa is party to parallel Oklahoma administrative and state district court proceedings involving a challenge to the terms of the Oklahoma Department of Environmental Quality (“ODEQ”) permit that governs the discharge of industrial wastewater from our Tulsa Refinery west facility. Pursuant to a settlement agreement between HRM Tulsa and ODEQ, both proceedings have been stayed to allow ODEQ to issue a revised permit that modifies the existing permit’s requirements for toxicity testing and for managing storm flows. The parties are now in discussions regarding the appropriate changes in the permit language to accomplish these modifications. Once agreed-upon revisions are made and become effective, both proceedings will be dismissed. Any changes to refinery processes that result from the permit revisions will be subject to regulatory review and approval. Accordingly, it is not possible to estimate the costs of compliance with the new permit provisions at this time.
Unclaimed Property Audit
A multi-state audit of our unclaimed property compliance and reporting is being conducted by Kelmar Associates, LLC on behalf of eleven states. We are currently in the third year of this ongoing audit that covers the period 1981–2004. It is not yet possible to accurately estimate the amount, if any, that is owed to each of the states.
Other
We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Item 6. Exhibits
     (a) Exhibits

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Holly Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to the Consolidated Financial Statements (tagged as blocks of text).

+	Filed herewith.

++	Furnished herewith.

**	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION
(Registrant)

Date: November 5, 2010	/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Holly Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to the Consolidated Financial Statements (tagged as blocks of text).

+	Filed herewith.

++	Furnished herewith.

**	Furnished electronically herewith.