Form 10-K
period 2010-12-31
HOLLY CORP
filed 2011-02-25
CIK 48039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2010 the aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $1,183 million. (This is not to be deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
53,303,425 shares of Common Stock, par value $.01 per share, were outstanding on February 8, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 12, 2011, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated by reference in Part III.

Item		Page
PART I

Forward-looking statements		3

Definitions		4

1 and 2.	Business and properties	8
1A.	Risk factors	28
1B.	Unresolved staff comments	41
3.	Legal proceedings	41
4.	(Removed and reserved)	43

PART II

5.	Market for the Registrant’s common equity, related stockholder matters and issuer purchases of equity securities	44
6.	Selected financial data	45
7.	Management’s discussion and analysis of financial condition and results of operations	46
7A.	Quantitative and qualitative disclosures about market risk	65

Reconciliations to amounts reported under generally accepted accounting principles		65

8.	Financial statements and supplementary data	71
9.	Changes in and disagreements with accountants on accounting and financial disclosure	110
9A.	Controls and procedures	110
9B.	Other information	110

PART III

10.	Directors, executive officers and corporate governance	110
11.	Executive compensation	110
12.	Security ownership of certain beneficial owners and management and related stockholder matters	111
13.	Certain relationships, related transactions and director independence	111
14.	Principal accountant fees and services	111

PART IV

15.	Exhibits and financial statement schedules	112

Signatures		113

Index to exhibits		114
EX-3.1
EX-10.2
EX-10.4
EX-10.5
EX-10.7
EX-10.8
EX-10.12
EX-10.14
EX-10.17
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under “Business and Properties” in Items 1 and 2, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:
•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products;

•	the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines;

•	effects of governmental and environmental regulations and policies;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out construction projects;

•	our ability to acquire refined product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions;

•	risks and uncertainties with respect to our proposed “merger of equals” with Frontier Oil Corporation, including our ability to complete the merger in the anticipated timeframe or at all, the diversion of management in connection with the merger and our ability to realize fully or at all the anticipated benefits of the merger; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
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
     “Catalytic reforming” means a refinery process which uses a precious metal (such as platinum) based catalyst to convert low octane naphtha to high octane gasoline blendstock and hydrogen. The hydrogen produced from the reforming process is used to desulfurize other refinery oils and is a primary source of hydrogen for the refinery.
     “Cracking” means the process of breaking down larger, heavier and more complex hydrocarbon molecules into simpler and lighter molecules.
     “Crude distillation” means the process of distilling vapor from liquid crudes, usually by heating, and condensing the vapor slightly above atmospheric pressure turning it back to liquid in order to purify, fractionate or form the desired products.
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
     “Lubricant” or “lube” means a solvent neutral paraffinic product used in passenger and commercial vehicle engine oils, specialty products for metal working or heat transfer and other industrial applications.
     “MEK” means a lube process that separates waxy oil from non-waxy oils using methyl ethyl ketone as a solvent.
     “MMBTU” means one million British thermal units.
     “MMSCFD” means one million standard cubic feet per day.
     “MTBE” means methyl tertiary butyl ether, a high octane gasoline blend stock that is used to make various grades of gasoline.
     “Natural gasoline” means a low octane gasoline blend stock that is purchased and used to blend with other high octane stocks produced to make various grades of gasoline.
     “PPM” means parts-per-million.
     “Parafinnic oil” is a high paraffinic, high gravity oil produced by extracting aromatic oils and waxes from gas oil and is used in producing high-grade lubricating oils.
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
     “RFS2” or advanced renewable fuel standard is a regulatory mandate required by the Energy Independence and Security Act of 2007 that requires 36 billion gallons of renewable fuel to be blended into transportation fuels by 2022. New mandated blending requirements for this standard became effective July 1, 2010.
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
     “Vacuum distillation” means the process of distilling vapor from liquid crudes, usually by heating, and condensing the vapor below atmospheric pressure turning it back to a liquid in order to purify, fractionate or form the desired products.

INDEX TO DEFINED TERMS AND NAMES
The following other terms and names that appear in this form 10-K are defined on the following pages:

Page
Reference
Agreement	43
Alon	13
Alon PTA	24
Beeson Pipeline	23
CAA	26
CERCLA	26
CWA	26
Court of Appeals	41
EBITDA	48
EPA	15
Exchange Act	110
FERC	23
Frontier	9
GAAP	8
GHG	31
Guarantor Restricted Subsidiaries	104
HEP	8
HEP ATA	23
HEP CPTA	23
HEP ETA	23
HEP IPA	23
HEP NPA	23
HEP PTA	23
HEP PTTA	23
HEP RPA	23
HEP Amended Credit Agreement	54
HEP Credit Agreement	54
HEP6.25% Senior Notes	54
HEP8.25% Senior Notes	54
HEP Senior Notes	54
Holly 9.875% Senior Notes	54
Holly Asphalt	9
Holly Credit Agreement	53
HPI	53
HRM-Tulsa	43
LIBOR	62
LIFO	38
MDEQ	42
MRC	42
MSAT2	15
Magellan	13
Merger	9
NEP	42
NPDES	26
Navajo Refinery	9
Non-Guarantor Non-Restricted Subsidiaries	104
Non-Guarantor Restricted Subsidiaries	104
ODEQ	43
OHSB	42
OSHA	42
OSHRC	42
Plains	8
Plan	101
PPI	23
PSM	43
Parent	104
RCRA	26
RINs	33
Restricted Subsidiaries	104
Rio Grande	23
Roadrunner Pipeline	23
SEC	8

Page
Reference
SDWA	26
SFPP	12
SLC Pipeline	9
Sinclair	8
Sinclair Tulsa	43
Sunoco	8
Tulsa Refinery	8
Tulsa Refinery east facility	8
Tulsa Refinery west facility	8
UNEV Pipeline	9
VIE	8
Woods Cross Refinery	9
WRB	13
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
On December 1, 2009, we acquired a 75,000 BPSD refinery from an affiliate of Sinclair Oil Company (“Sinclair”) also located in Tulsa, Oklahoma (the “Tulsa Refinery east facility”) for $183.3 million, including crude oil, refined product and other inventories valued at $46.4 million. The total purchase price consisted of $109.3 million in cash and 2,789,155 shares of our common stock having a value of $74 million. Additionally, we reimbursed Sinclair $8.4 million upon their completion of certain environmental projects at the refinery in July 2010. The refinery also produces gasoline, diesel fuel and jet fuel products and serves markets in the Mid-Continent region of the United States. We are in the process of integrating the operations of both Tulsa Refinery facilities (collectively, the “Tulsa Refinery”). This will result in the Tulsa Refinery having an integrated crude processing rate of 125,000 BPSD.
On February 29, 2008, we sold certain crude pipelines and tankage assets to HEP for $180 million. The assets consisted of crude oil trunk lines that deliver crude oil to our refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Woods Cross and Navajo Refinery complexes, a jet fuel products pipeline and leased terminal between Artesia and Roswell, New Mexico and crude oil and product pipelines that support our refinery in Woods Cross, Utah. HEP is a variable interest entity (“VIE”) as defined under U.S. generally accepted accounting principles (“GAAP”). Under GAAP, HEP’s acquisition of these assets qualified as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following this transaction, we determined that our beneficial interest in HEP exceeded 50%. Therefore, we reconsolidated HEP effective March 1, 2008. Intercompany transactions with HEP are eliminated in our consolidated financial statements.
HEP made a number of acquisitions in 2010 and 2009. Information on these acquisitions can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”
As of December 31, 2010, we:
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
Navajo Refining Company, L.L.C., one of our wholly-owned subsidiaries, owns the Navajo Refinery. The Navajo Refinery has a crude capacity of 100,000 BPSD, can process up to 100% sour crude oil and serves markets in the southwestern United States and northern Mexico. Our Woods Cross Refinery, located just north of Salt Lake City, Utah has a crude capacity of 31,000 BPSD and is operated by Holly Refining & Marketing Company — Woods Cross, one of our wholly-owned subsidiaries. The Woods Cross Refinery processes regional sweet and Canadian sour crude oils and serves markets in Utah, Idaho, Nevada, Wyoming and eastern Washington. Our Tulsa Refinery located in Tulsa, Oklahoma has a crude capacity of 125,000 BPSD and is owned and operated by Holly Refining & Marketing Company — Tulsa LLC, one of our wholly-owned subsidiaries. The Tulsa Refinery primarily processes sweet crude oils, however, has the capability to process sour crude oils when economics dictate, and serves the Mid-Continent region of the United States.
Our operations are currently organized into two reportable segments, Refining and HEP. The Refining segment includes the operations of our Navajo, Woods Cross and Tulsa Refineries and Holly Asphalt. Information regarding Holly Asphalt can be found under the “Refinery Operations” section provided below. The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation).
Recent Developments
On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination of us and Frontier Oil Corporation (the “Merger”). Frontier Oil Corporation (“Frontier”) operates a 135,000 bpd refinery located in El Dorado, Kansas, and a 52,000 bpd refinery located in Cheyenne, Wyoming, and markets its refined products principally along the eastern slope of the Rocky Mountains and in other neighboring plains states.
Subject to the terms and conditions of the merger agreement which has been approved unanimously by both our and Frontier’s board of directors, Frontier shareholders will receive 0.4811 shares of Holly common stock for each share of Frontier common stock if the Merger is completed.
Completion of the Merger is subject to certain conditions, including, among others, (i) approval by our stockholders of the issuance of our common stock to Frontier’s stockholders in connection with the Merger, (ii) adoption of the merger agreement by Frontier’s stockholders, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the registration statement on Form S-4 used to register the common stock to be issued as consideration for the Merger having been declared effective by the SEC and (v) the entry into a new credit facility for the combined company.

The foregoing description of the merger agreement is not a complete description of all the parties’ rights and obligations under the merger agreement and is qualified in its entirety by reference to the merger agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on February 22, 2011.
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

	Years Ended December 31,
	2010	2009	2008
Consolidated
Crude charge (BPD) (1)	221,440	142,430	100,680
Refinery throughput (BPD) (2)	234,910	154,940	114,130
Refinery production (BPD) (3)	225,980	151,420	110,850
Sales of produced refined products (BPD)	228,140	151,580	111,950
Sales of refined products (BPD) (4)	232,100	155,820	120,750

Refinery utilization (5)	86.5%	78.9%	89.7%

Average per produced barrel (6)
Net sales	$91.06	$74.06	$108.83
Cost of products (7)	82.27	66.85	97.87

Refinery gross margin	8.79	7.21	10.96
Refinery operating expenses (8)	5.08	5.24	5.14

Net operating margin	$3.71	$1.97	$5.82

Refinery operating expenses per throughput barrel	$4.94	$5.12	$5.05

Feedstocks:
Sour crude oil	35%	49%	63%
Sweet crude oil	53%	40%	23%
Black wax crude oil	3%	5%	4%
Heavy sour crude oil	4%	—%	—%
Other feedstocks and blends	5%	6%	10%

Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased by 15,000 BPSD effective April 1, 2009 (our Navajo Refinery expansion), 85,000 BPSD effective June 1, 2009 (our Tulsa Refinery west facility acquisition) and 40,000 BPSD effective December 1, 2009 (our Tulsa Refinery east facility acquisition), increasing our consolidated crude capacity to 256,000 BPSD.

(6)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

Set forth below is information regarding our principal products.

	Years Ended December 31,
	2010	2009	2008
Consolidated
Sales of produced refined products:
Gasolines	49%	51%	58%
Diesel fuels	31%	31%	32%
Jet fuels	5%	4%	1%
Fuel oil	2%	2%	3%
Asphalt	3%	2%	3%
Lubricants	5%	4%	—%
Gas oil / intermediates	2%	4%	—%
LPG and other	3%	2%	3%

Total	100%	100%	100%

We have several significant customers, one of which accounted for more than 10% of our business in 2010. For the year ended December 31, 2010, Sinclair accounted for $1,616 million or 19% of our revenues. In connection with our refinery acquisition from Sinclair in 2009, we entered into a refined products purchase agreement, or offtake agreement, with an affiliate of Sinclair. Information on this offtake agreement can be found under our discussion of the Tulsa Refinery provided later in this section of “Refinery Operations.” Our principal customers for gasoline include other refiners, convenience store chains, independent marketers, and retailers. Diesel fuel is sold to other refiners, truck stop chains, wholesalers and railroads. Jet fuel is sold for military and commercial airline use. Specialty lubricant products are sold in both commercial and specialty markets. Asphalt is sold to governmental entities or contractors. LPG’s are sold to LPG wholesalers and LPG retailers and carbon black oil is sold for further processing or blended into fuel oil.
Navajo Refinery
Facilities
The Navajo Refinery has a crude oil capacity of 100,000 BPSD and has the ability to process sour crude oils into high value light products such as gasoline, diesel fuel and jet fuel. The Navajo Refinery converts approximately 92% of its raw materials throughput into high value light products. For 2010, gasoline, diesel fuel and jet fuel (excluding volumes purchased for resale) represented 57%, 32% and 3%, respectively, of the Navajo Refinery’s sales volumes.
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

	Years Ended December 31,
	2010	2009	2008
Navajo Refinery
Crude charge (BPD) (1)	83,900	78,160	79,020
Refinery throughput (BPD) (2)	94,270	88,900	90,790
Refinery production (BPD) (3)	92,050	86,760	88,680
Sales of produced refined products (BPD)	92,550	87,140	89,580
Sales of refined products (BPD) (4)	95,790	90,870	97,320

Refinery utilization (5)	83.9%	81.2%	93.0%

	Years Ended December 31,
	2010	2009	2008
Average per produced barrel (6)
Net sales	$90.37	$73.15	$108.52
Cost of products (7)	83.12	65.95	98.97

Refinery gross margin	7.25	7.20	9.55
Refinery operating expenses (8)	4.95	4.81	4.58

Net operating margin	$2.30	$2.39	$4.97

Refinery operating expenses per throughput barrel	$4.86	$4.71	$4.52

Feedstocks:
Sour crude oil	81%	85%	79%
Sweet crude oil	5%	6%	10%
Heavy sour crude oil	4%	—%	—%
Other feedstocks and blends	10%	9%	11%

Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refinery.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refinery.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refinery.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). The crude capacity was increased from 85,000 BPSD by 15,000 BPSD in the first quarter of 2009 (our 2009 Navajo Refinery expansion), increasing crude capacity to 100,000 BPSD.

(6)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(7)	Transportation costs billed from HEP are included in cost of products.

(8)	Represents operating expenses of our refinery, exclusive of depreciation and amortization.
The Navajo Refinery’s Artesia, New Mexico facility is located on a 561-acre site and is a fully integrated refinery with crude distillation, vacuum distillation, FCC, ROSE (solvent deasphalter), HF alkylation, catalytic reforming, hydrodesulfurization, mild hydrocracking, isomerization, sulfur recovery and product blending units. Other supporting infrastructure includes approximately 2 million barrels of feedstock and product tankage at the site of which 0.2 million barrels of tankage are owned by HEP, maintenance shops, warehouses and office buildings. The operating units at the Artesia facility include newly constructed units, older units that have been relocated from other facilities and upgraded and re-erected in Artesia, and units that have been operating as part of the Artesia facility (with periodic major maintenance) for many years, in some very limited cases since before 1970. The Artesia facility is operated in conjunction with a refining facility located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at the Lovington facility consists of a crude distillation unit and associated vacuum distillation units that were constructed after 1970. The facility also has an additional 1.1 million barrels of feedstock and product tankage of which 0.2 million barrels of tankage are owned by HEP. The Lovington facility processes crude oil into intermediate products that are transported to Artesia by means of three intermediate pipelines owned by HEP. These products are then upgraded into finished products at the Artesia facility. The combined crude oil capacity of the Navajo Refinery facilities is 100,000 BPSD and it typically processes or blends an additional 10,000 BPSD of natural gasoline, butane, gas oil and naphtha. The Navajo Refinery completed a major maintenance turnaround in February 2010.
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
El Paso Market
The El Paso market for refined products is currently supplied by a number of area and gulf coast refiners and pipelines. Area refiners include Navajo, WRB Refining, LLC (“WRB”) (a joint venture between ConocoPhillips and EnCana Corp.), Valero, Alon USA, Inc. (“Alon”), and Western Refining. Pipelines serving this market are owned by Magellan Midstream Partners, L.P. (“Magellan”), NuStar Energy L.P. and HEP. Refined products from the Gulf Coast are transported via Magellan pipelines, including Magellan’s Longhorn Pipeline acquired in 2009. We supply approximately 17% — 20% of the refined products consumed in the El Paso market.
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
We use a common carrier pipeline out of El Paso to serve the Albuquerque market. In addition, HEP leases from Mid-America Pipeline Company, L.L.C., a pipeline between White Lakes, New Mexico and the Albuquerque vicinity and Bloomfield, New Mexico. The lease agreement currently runs through 2017, and HEP has options to renew for two ten-year periods. HEP owns and operates a 12-inch pipeline from the Navajo Refinery to the leased pipeline as well as terminalling facilities in Bloomfield, New Mexico, which is located in the northwest corner of New Mexico, and in Moriarty, which is 40 miles east of Albuquerque. These facilities permit us to ship light products to the Albuquerque and Santa Fe, New Mexico areas, which have historically experienced high growth rates. If needed, additional pump stations could further increase the pipeline’s capabilities.
Magellan’s Longhorn Pipeline is a 72,000 BPD common carrier pipeline that delivers refined products utilizing a direct route from the Texas Gulf Coast to El Paso and, through interconnections with third-party common carrier pipelines, into the Arizona market.
An additional factor that could affect some of our markets is the presence of pipeline capacity from El Paso and the West Coast into our Arizona markets. Additional increases in shipments of refined products from El Paso and the West Coast into our Arizona markets could result in additional downward pressure on refined product prices in these markets.

Principal Products and Customers
Set forth below is information regarding the principal products produced at our Navajo Refinery:

	Years Ended December 31,
	2010	2009	2008
Navajo Refinery
Sales of produced refined products:
Gasolines	57%	58%	57%
Diesel fuels	32%	32%	33%
Jet fuels	3%	2%	1%
Fuel oil	4%	3%	3%
Asphalt	2%	3%	3%
LPG and other	2%	2%	3%

Total	100%	100%	100%

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
Crude Oil and Feedstock Supplies
The Navajo Refinery is situated near the Permian Basin, an area that has historically and continues to have abundant supplies of crude oil available both for regional users and for export to other areas. We purchase crude oil from independent producers in southeastern New Mexico and west Texas as well as from major oil companies. The crude oil is gathered through HEP’s pipelines, our tank trucks and through third-party crude oil pipeline systems for delivery to the Navajo Refinery.
The Navajo Refinery also has access to a wide variety of crude oils available at Cushing, Oklahoma via HEP’s Roadrunner Pipeline that connects to Centurion Pipeline L.P.’s pipeline running from west Texas to Cushing Oklahoma. In 2010, the Navajo Refinery began processing heavy sour crude oil transported from Cushing through these pipelines. Cushing Oklahoma is a significant crude oil pipeline trading and storage hub that has access to regional crude production as well as United States onshore, Gulf of Mexico, Canadian and other foreign crudes.
We also purchase volumes of isobutane, natural gasoline and other feedstocks to supply the Navajo Refinery from sources in southeastern New Mexico and the Mid-Continent area that are delivered to our region on a common carrier pipeline owned by Enterprise Products, L.P. Ultimately all volumes of these products are shipped to the Artesia refining facilities on HEP’s intermediate pipelines running from Lovington to Artesia. From time to time, we purchase gas oil, naphtha and light cycle oil from other oil companies for use as feedstock.
Capital Improvement Projects
Our total capital budget for the Navajo Refinery for 2011 is $23.9 million. Additionally, capital costs of $2 million have been approved for refinery turnarounds and tank work. We expect to spend approximately $24 million in capital costs in 2011, including capital projects approved in prior years. The following summarizes our key capital projects.
We completed Phase II of our major capital projects initiative at the Navajo Refinery in the second quarter of 2010, providing the refinery with the capability to process up to 40,000 BPSD of heavy type crudes. Phase II involved the installation of a new solvent deasphalter and the revamp of our Artesia crude and vacuum units. We completed Phase I of this initiative in the first quarter of 2009, which increased refining capacity to 100,000 BPSD. Phase I included the installation of a new mild hydrocracker, hydrogen plant and the expansion of our Lovington crude and vacuum units.
The Navajo Refinery currently plans to comply with new Control of Hazardous Air Pollutants from Mobile Sources (“MSAT2”) regulations issued by the Environmental Protection Agency (“EPA”) by the fractionation of naphtha with existing equipment to achieve benzene in gasoline levels below 1.3%. The Navajo Refinery will purchase or use credits generated at the Tulsa Refinery to reduce benzene content to the required 0.62%. Due to our acquisition of the Tulsa Refinery facilities from Sunoco and Sinclair, our Navajo Refinery has until the end of 2011 to comply with the MSAT2 regulations because we no longer qualify for the small refiner’s exemption. Also, we will be installing a new storm water surge tank and upgrade several other processes at the refinery’s Artesia waste water treatment plant. These projects are expected to cost approximately $17 million.
Woods Cross Refinery
Facilities
The Woods Cross Refinery has a crude oil capacity of 31,000 BPSD and is located in Woods Cross, Utah. The Woods Cross Refinery processes regional sweet and black wax crude as well as Canadian sour crude oils into high value light products. For 2010, gasoline, diesel fuel and jet fuel (excluding volumes purchased for resale) represented 63%, 30% and 1%, respectively, of the Woods Cross Refinery’s sales volumes.
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

	Years Ended December 31,
	2010	2009	2008
Woods Cross Refinery
Crude charge (BPD) (1)	25,870	24,900	21,660
Refinery throughput (BPD) (2)	27,540	26,520	23,340
Refinery production (BPD) (3)	27,020	25,750	22,170
Sales of produced refined products (BPD)	27,810	26,870	22,370
Sales of refined products (BPD) (4)	27,980	27,250	23,430

Refinery utilization (5)	83.5%	80.3%	79.5%

Average per produced barrel (6)
Net sales	$94.26	$70.25	$110.07
Cost of products (7)	75.54	58.98	93.47

Refinery gross margin	18.72	11.27	16.60
Refinery operating expenses (8)	6.09	6.60	7.42

Net operating margin	$12.63	$4.67	$9.18

Refinery operating expenses per throughput barrel	$6.15	$6.69	$7.11

Feedstocks:
Heavy sour crude oil	6%	5%	1%
Sweet crude oil	59%	62%	72%
Black wax crude oil	30%	28%	21%
Other feedstocks and blends	5%	5%	6%

Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refinery.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refinery.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refinery.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). The crude capacity was increased by 5,000 BPSD in the fourth quarter of 2008 (our 2008 Woods Cross Refinery expansion), increasing crude capacity to 31,000 BPSD.

(6)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(7)	Transportation costs billed from HEP are included in cost of products.

(8)	Represents operating expenses of the refinery, exclusive of depreciation and amortization.
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
Markets and Competition
The Woods Cross Refinery is one of five refineries located in Utah. We estimate that the four refineries that compete with our Woods Cross Refinery have a combined capacity to process approximately 150,000 BPD of crude oil. The five Utah refineries collectively supply an estimated 70% of the gasoline and distillate products consumed in the states of Utah and Idaho, with the remainder imported from refineries in Wyoming and Montana via the Pioneer Pipeline owned jointly by Sinclair and ConocoPhillips. The Woods Cross Refinery’s primary markets include Utah, Idaho, Nevada, Wyoming and eastern Washington. Approximately 40% — 45% of the gasoline and diesel fuel produced by our Woods Cross Refinery is sold through a network of Phillips 66 branded marketers under a long-term supply agreement.
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
Principal Products and Customers
Set forth below is information regarding the principal products produced at our Woods Cross Refinery:

	Years Ended December 31,
	2010	2009	2008
Woods Cross Refinery
Sales of produced refined products:
Gasolines	63%	64%	63%
Diesel fuels	30%	28%	29%
Jet fuels	1%	1%	—%
Fuel oil	1%	3%	5%
Asphalt	3%	2%	1%
LPG and other	2%	2%	2%

Total	100%	100%	100%

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
Crude Oil and Feedstock Supplies
The Woods Cross Refinery currently obtains its supply of crude oil from suppliers in Canada, Wyoming, Utah and Colorado as delivered via common carrier pipelines that originate in Canada, Wyoming and Colorado. In 2009, we also began receiving crude oil via the SLC Pipeline, a joint venture common carrier pipeline in which HEP owns a 25% interest. Supplies of black wax crude oil are shipped via truck.
Capital Improvement Projects
Our total capital budget for the Woods Cross Refinery for 2011 is $7.7 million. Additionally, capital costs of $0.4 million have been approved for refinery turnarounds and tank work. We expect to spend approximately $13 million in capital costs in 2011, including capital projects approved in prior years. The following summarizes our key capital projects.
Our Woods Cross Refinery is required to install a wet gas scrubber on its FCC unit by the end of 2012. We estimate the total cost to be $12 million. The MSAT2 solution for the refinery involves revamping its naphtha fractionation unit and installing a benzene saturation unit at an estimated cost of $10 million. These projects will reduce benzene levels in gasoline below the 1.3% annual average level. The Woods Cross Refinery will purchase credits to meet the 0.62% benzene requirement. Like our Navajo Refinery, our Woods Cross Refinery has until the end of 2011 to comply with the MSAT2 regulations.

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
The Tulsa Refinery primarily processes sweet crude oils into high value light products such as gasoline, diesel fuel, jet fuel and specialty lubricants, however, has the capability to process sour crude oils when economics dictate. For 2010, gasoline, diesel fuel, jet fuel and specialty lubricants (excluding volumes purchased for resale) represented 38%, 31%, 8% and 11%, respectively, of the Tulsa Refinery’s sales volumes.
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

	Years Ended December 31,
	2010	2009(9)
Tulsa Refinery
Crude charge (BPD) (1)	111,670	39,370
Refinery throughput (BPD) (2)	113,100	39,520
Refinery production (BPD) (3)	106,910	38,910
Sales of produced refined products (BPD)	107,780	37,570
Sales of refined products (BPD) (4)	108,330	37,700

Refinery utilization (5)	89.3%	74.0%

Average per produced barrel (6)
Net sales	$90.84	$78.89
Cost of products (7)	83.29	74.56

Refinery gross margin	7.55	4.33
Refinery operating expenses (8)	4.94	5.25

Net operating margin	$2.61	$(0.92)

Refinery operating expenses per throughput barrel	$4.71	$4.99

Feedstocks:
Sour crude oil	5%	—%
Sweet crude oil	92%	100%
Heavy sour crude oil	3%	—%

Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refinery.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refinery.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refinery.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). The crude capacity of 85,000 BPSD (our June 2009 Tulsa Refinery west facility acquisition) was increased by 40,000 BPSD in the fourth quarter of 2009 (our December 2009 Tulsa Refinery east facility acquisition), increasing crude capacity to 125,000 BPSD.

(6)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(7)	Transportation costs billed from HEP are included in cost of products.

(8)	Represents operating expenses of the refinery, exclusive of depreciation and amortization.

(9)	The amounts reported for the Tulsa Refinery for the year ended December 31, 2009 include crude oil processed and products yielded from the refinery for the period from June 1, 2009 through December 31, 2009 only, and averaged over the 365 days for the year ended. Operating data for the period from June 1, 2009 (date of Tulsa Refinery west facility acquisition) through December 31, 2009 and for the period from December 1, 2009 (date of Tulsa Refinery east facility acquisition) through December 31, 2009 is as follows:

	Period From	Period From
	June 1, 2009	December 1, 2009
	Through	Through
	December 31, 2009	December 31, 2009
Tulsa Refinery
Crude charge (BPD)	67,160	93,810
Refinery production (BPD)	66,360	99,810
Sales of produced refined products (BPD)	64,080	96,170
Sales of refined products (BPD)	64,300	96,170
The Tulsa Refinery west facility is located on a 750-acre site in Tulsa, Oklahoma situated along the Arkansas River. The principal process units at the Tulsa Refinery west facility consist of crude distillation (with light ends recovery), naphtha hydrodesulfurization, catalytic reforming, propane de-asphalting, lubes extraction, MEK dewaxing, delayed coker and butane splitter units. Most of the operating units at the facility currently in service were built in the late 1950s and early 1960s. The refinery was reconfigured to emphasize specialty lubricant production in the early 1990s. The refinery’s supporting infrastructure includes approximately 3.2 million barrels of feedstock and product tankage, of which 0.4 million barrels of tankage is owned by Plains, and an additional 1.2 million barrels of tank capacity that are currently out of service and could be made available for future use.
The Tulsa Refinery east facility is located on a 466-acre site also in Tulsa, Oklahoma situated along the Arkansas River. The principal process units at the Tulsa Refinery east facility consist of crude distillation, naphtha hydrodesulfurization, FCC, isomerization, catalytic reforming, alkylation, scanfiner, diesel hydrodesulfurization and sulfur units. Additions and improvements to the facility since late 2004 include a scanfining unit to meet 2006 gasoline sulfur content requirements, a new naphtha hydro desulphurizer unit in 2005, a new sulfur plant, modifications to the distillate hydro desulphurizer unit, a new tail gas unit installed on the new sulfur plant and the conversion of the reformer from a 17,000 BPD semi-regenerative reformer to a 22,000 BPD continuous catalyst regeneration reformer (thereby increasing its capacity, octane capability and yield of gasoline). The refinery’s supporting infrastructure includes approximately 3.75 million barrels of tankage capacity on the refinery’s premises, of which approximately 3.4 million barrels of tankage is owned by HEP. We recently completed a turnaround of both Tulsa Refinery west and east facilities in January 2011.
We are integrating the Tulsa Refinery west and east facilities that will result in a single, highly complex refinery having an integrated crude processing rate of approximately 125,000 BPSD, primarily by sending intermediate streams from one facility to the other for further processing. Pursuant to this plan, high sulfur diesel and various gas oil streams will be sent from the Tulsa Refinery west facility to be processed in the diesel hydrotreater and FCC units, respectively, at the Tulsa Refinery east facility. Various heavy oil streams are sent from the Tulsa Refinery east facility to be processed in our coker unit at our Tulsa Refinery west facility. The majority of the naphtha from the west facility is processed at the east facility and is delivered along with gas oils via the existing interconnect line. Hydrogen and fuel gas will be shared between the two refinery facilities upon completion of additional interconnect pipelines.
The Tulsa Refinery produces fuel products including gasoline, diesel fuel, jet fuel, #1 fuel oil, asphalt, heavy fuels and LPGs and serves markets in the Mid-Continent region of the United States and also produces specialty lubricant products that are marketed throughout North America and are distributed in Central and South America.
Markets and Competition
The Tulsa Refinery primarily serves the Mid-Continent region of the United States. Distillates and gasolines are primarily delivered from the Tulsa Refinery to market via two pipelines owned and operated by Magellan. These pipelines connect the refinery to distribution channels throughout Oklahoma, Kansas, Missouri, Illinois, Iowa, Minnesota, Nebraska and Arkansas. Additionally, the Tulsa Refinery has a proprietary diesel transfer line to the local Burlington Northern Santa Fe Railroad depot, and HEP’s on-site truck and rail racks facilitate access to local refined product markets.
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
The refinery’s asphalt and roofing flux products are sold via truck or railcar directly from the refinery or to customers throughout the Mid-Continent region.
Principal Products and Customers
Set forth below is information regarding the principal products produced at our Tulsa Refinery:

	Years Ended December 31,
	2010	2009
Tulsa Refinery
Sales of produced refined products:
Gasolines	38%	26%
Diesel fuels	31%	29%
Jet fuels	8%	10%
Lubricants	11%	16%
Gas oil / intermediates	4%	17%
Asphalt	5%	—%
LPG and other	3%	2%

Total	100%	100%

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
The specialty lubricant products produced at the Tulsa Refinery are high value products that provide significantly higher margin contribution to the refinery. Specialty lubricant products are sold in both commercial and specialty markets. Base oil customers include blender-compounders who prepare the various finished lubricant and grease products sold to end users. Agricultural oils, primarily formulated as supplemental carriers for herbicides, are sold to product formulators. Process oil customers include rubber and chemical industry customers. Specialty waxes are sold primarily to packaging customers as coating material for paper and cardboard, and to non-packaging customers in the construction materials, adhesive and candle-making markets.
Asphalt and roofing flux are sold primarily to paving contractors and manufacturers of roofing products.
Crude Oil and Feedstock Supplies
The Tulsa Refinery is located approximately 50 miles from Cushing, Oklahoma, a significant crude oil pipeline trading and storage hub. Local pipelines provide direct access to regional Oklahoma crude production as well as access to United States onshore, Gulf of Mexico, Canadian and other foreign crudes. The proximity of the refinery to this pipeline and storage hub provides the refinery with the flexibility to optimize its crude slate with a wide variety of crude oil supply options.

The refinery also purchases other feedstocks on an opportunistic basis. From time to time, the refinery purchases naphtha, gasoline components, transmix, light cycle oil, lube blend stocks or residuals from other refineries. These feedstocks are delivered by truck, rail car or pipeline, depending on product and logistical requirements.
Capital Improvement Projects
Our total capital budget for the Tulsa Refinery for 2011 is $100 million. Additionally, capital costs of $9.4 million have been approved for refinery turnarounds and tank work. We expect to spend approximately $70 million in capital costs in 2011, including capital projects approved in prior years. The following summarizes our key capital projects.
We are proceeding with the integration project of our Tulsa Refinery west and east facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD. The integration project involves the installation of interconnect pipelines that will permit us to transfer various intermediate streams between the two facilities. Currently, we are using an existing third-party line for the transfer of intermediates from the west facility to the east facility under a 10-year agreement. These interconnect lines will allow us to eliminate the sale of gas oil at a discount to WTI under our 5-year gas oil off take agreement with a third party, optimize gasoline blending, increase our utilization of better process technology, improve yields and reduce operating costs. HEP is currently constructing five additional interconnect pipelines and we are currently negotiating terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project. Also, as part of the integration, we are expanding the diesel hydrotreater unit at the east facility to permit the processing of all high sulfur diesel produced to ULSD. This expansion is expected to cost approximately $20 million and will use the reactor that we acquired as part of the Tulsa Refinery west facility acquisition. We expect to complete the integration projects in the second quarter of 2011.
The combined Tulsa Refinery facilities also will be required to comply with MSAT2 regulations in order to meet new federal benzene reduction requirements for gasoline. We have elected to largely use existing equipment at the Tulsa Refinery east facility to split reformate from reformers at both west and east facilities and install a new benzene saturation unit to achieve the required benzene reduction at an estimated cost of $28.5 million. We will be required to buy benzene credits to get the gasoline pool below 0.62% by volume until this project is complete, as required by law, beginning in 2011. There is an additional requirement to meet 1.3% benzene levels on an annual average beginning in July 2012. We expect to complete this project well before then.
Our consent decree with the EPA requires recovery of sulfur from the refinery fuel gas system and the shutdown or replacement of two low pressure boilers at the Tulsa Refinery west facility by the end of 2013. We have previously estimated a cost of $20 million to meet these requirements but our Board of Directors have approved a larger project for $44 million which would meet these requirements as well as increase our ability to run additional lower priced sour crudes at the Tulsa Refinery east facility. Also, we are evaluating the best solution to the low pressure boiler issue. In addition to the consent decree requirements, flare gas recovery and coker blowdown modifications are required to comply with new flare regulations at an estimated cost of $10 million.
Holly Asphalt Company
We manufacture and market commodity and modified asphalt products in Arizona, New Mexico, Oklahoma, Kansas, Missouri, Texas and northern Mexico. We have four manufacturing facilities located in Glendale, Arizona, Albuquerque, New Mexico, Artesia, New Mexico and Lubbock, Texas. Our Albuquerque, Artesia and Lubbock facilities manufacture modified hot asphalt products and commodity emulsions from base asphalt materials provided by our Navajo and Tulsa Refineries and third-party suppliers. Our Lubbock facility is leased under a lease agreement expiring December 31, 2011. Our Glendale facility manufactures modified hot asphalt products from base asphalt materials provided by our Navajo, Woods Cross and Tulsa Refineries and third-party suppliers. We sell additional modified asphalt and commodity emulsions into the Arizona and California markets through a third-party processing agreement in Phoenix. Our products are shipped via third-party trucking companies to commercial customers that provide asphalt based materials for commercial and government projects.
Our total capital budget for Holly Asphalt for 2011 is $3.6 million.

We also completed our asphalt tankage project at the Navajo Refinery and at the Holly Asphalt facility in Artesia, New Mexico in November 2010. This project consisted of asphalt tank additions and the upgrade of our rail loading facilities at the Navajo Refinery Artesia facility.
UNEV Pipeline
Under a definitive agreement with Sinclair, we are jointly building the UNEV Pipeline, a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline with Sinclair, our joint venture partner, owning the remaining 25% interest. The initial capacity of the pipeline will be 62,000 BPD (based on gasoline equivalents), with the capacity for further expansion to 120,000 BPD. The current total cost of the pipeline project including terminals is expected to be approximately $325 million, with our share of the cost totaling $244 million. This project includes the construction of ethanol blending and storage facilities at the Cedar City terminal. The pipeline is in the final construction phase and is expected to be mechanically complete in the second quarter of 2011.
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
HEP owns and operates a system of petroleum product and crude oil pipelines in Texas, New Mexico, Oklahoma and Utah and distribution terminals and refinery tankage in Texas, New Mexico, Arizona, Utah, Oklahoma, Idaho and Washington. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its storage tanks and terminals. HEP does not take ownership of products that it transports or terminals; therefore, it is not directly exposed to changes in commodity prices.
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
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, HEP acquired from Sinclair storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at what is now our Tulsa Refinery east facility for $79.2 million. The purchase price consisted of $25.7 million in cash, including $4.2 million in taxes and 1,373,609 of HEP’s common units having a fair value of $53.5 million.

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
Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP’s pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. These minimum annual payments are adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in PPI or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the HEP IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following the July 1, 2010 PPI adjustment, these agreements will result in minimum annualized payments to HEP of $133 million for the twelve months ended June 30, 2011.
We reconsolidated HEP effective March 1, 2008. Following our reconsolidation, our transactions with HEP including fees that we pay under our HEP transportation agreements are eliminated and have no impact on our consolidated financial statements since HEP is a consolidated VIE.
Agreement with Alon
HEP also has a 15-year pipelines and terminals agreement with Alon expiring in 2020 (the “Alon PTA”), under which Alon has agreed to transport on HEP’s pipelines and throughput through its terminals, volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but will not decrease below the initial tariff rate.
HEP also has a capacity lease agreement with Alon under which Alon is leased space on HEP’s Orla to El Paso pipeline for the shipment of up to 17,500 barrels of refined product per day. The terms under this agreement expire beginning in 2012 through 2018.
As of December 31, 2010, HEP’s contractual minimum revenues under long-term service agreements are as follows:

	Minimum Annualized
	Commitment
Agreement	(In millions)	Year of Maturity	Contract Type
HEP PTA(1)	$ 43.7	2019	Minimum revenue commitment
HEP IPA(1)	20.7	2024	Minimum revenue commitment
HEP CPTA(1)	28.4	2023	Minimum revenue commitment
HEP PTTA(1)	27.2	2024	Minimum revenue commitment
HEP RPA(1)	9.2	2024	Minimum revenue commitment
HEP ETA(1)	2.7	2024	Minimum revenue commitment
Holly ATA(1)	0.5	2025	Minimum revenue commitment
Holly NPA(1)	0.6	2024	Minimum revenue commitment
Alon PTA(2)	22.7	2020	Minimum volume commitment
Alon capacity lease(2)	6.6	Various	Capacity lease

Total	$162.3

(1)	HEP’s revenue under these transportation agreements with us represents intercompany revenue and is eliminated in our consolidated financial statements.

(2)	Minimum annual revenues attributable to long-term service contracts with unaffiliated parties are $29.3 million.
As of December 31, 2010, HEP’s assets include:
Pipelines
•	approximately 820 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel and jet fuel principally from our Navajo Refinery in New Mexico to our customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;

•	approximately 510 miles of refined product pipelines that transport refined products from Alon’s Big Spring refinery in Texas to its customers in Texas and Oklahoma;

•	three 65-mile pipelines that transport intermediate feedstocks and crude oil from our Navajo Refinery crude oil distillation and vacuum facilities in Lovington, New Mexico to our petroleum refinery facilities in Artesia, New Mexico;

•	approximately 960 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that deliver crude oil to our Navajo Refinery;

•	approximately 10 miles of crude oil and refined product pipelines that support our Woods Cross Refinery located near Salt Lake City, Utah; and

•	gasoline and diesel connecting pipelines that support our Tulsa Refinery east facility.

Refined Product Terminals and Refinery Tankage
•	four refined product terminals located in El Paso, Texas; Moriarty and Bloomfield, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1,000,000 barrels, that are integrated with HEP’s refined product pipeline system that serves our Navajo Refinery;

•	three refined product terminals (two of which are 50% owned), located in Burley and Boise, Idaho and Spokane, Washington, with an aggregate capacity of approximately 500,000 barrels, that serve third-party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base;

•	two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with aggregate capacity of 480,000 barrels, that are integrated with HEP’s refined product pipelines that serve Alon’s Big Spring, Texas refinery;

•	a refined product truck loading rack facility at each of our Navajo and Woods Cross Refineries, an asphalt truck loading rack at our Navajo Refinery Lovington facility, refined product and lube oil rail loading racks and a lube oil truck loading rack at our Tulsa Refinery west facility and a refined product, asphalt and LPG truck loading rack, a truck unloading rack and a rail loading rack at our Tulsa Refinery east facility;

•	a Roswell, New Mexico jet fuel terminal leased through September 2011;

•	on-site crude oil tankage at our Navajo, Woods Cross and Tulsa Refineries having an aggregate storage capacity of approximately 600,000 barrels; and

•	on-site refined product tankage at our Tulsa Refinery having an aggregate storage capacity of approximately 3,400,000 barrels.
HEP also owns a 25% joint venture interest in the SLC Pipeline, a new 95-mile intrastate crude oil pipeline system that serves refineries in the Salt Lake City area.
Capital Improvement Projects
HEP’s capital budget for 2011 is comprised of $5.8 million for maintenance capital expenditures and $20.1 million for expansion capital expenditures.
As described under our Tulsa Refinery integration project, HEP is currently constructing five interconnecting pipelines between our Tulsa east and west refining facilities. The project is expected to cost approximately $28 million with completion in the second quarter of 2011. We are currently negotiating terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project.
ADDITIONAL OPERATIONS AND OTHER INFORMATION
Corporate Offices
We lease our principal corporate offices in Dallas, Texas. The lease for our principal corporate offices expires in June 2011 and requires lease payments of approximately $115,000 per month plus certain operating expenses. Prior to expiration, we will be relocating our corporate offices to a nearby office building complex, also located in Dallas, Texas. The lease for our new office expires in 2021. Functions performed in the Dallas office include overall corporate management, refinery and HEP management, planning and strategy, corporate finance, crude acquisition, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
Employees and Labor Relations
As of December 31, 2010, we had 1,661 employees, of which 353 are currently covered by collective bargaining agreements. We consider our employee relations to be good. We have collective bargaining agreements for certain of our Woods Cross Refinery employees that expire in 2012 and agreements with certain of our Navajo Refinery Artesia and Lovington facility employees that expire in 2016.

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
Under the CAA, the EPA has the authority to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. In June 2004, the EPA issued new regulations limiting emissions from diesel fuel powered engines used in non-road activities such as mining, construction, agriculture, railroad and marine and simultaneously limiting the sulfur content of diesel fuel used in these engines to facilitate compliance with the new emission standards. Our Navajo and Woods Cross Refineries as well as our Tulsa Refinery east facility produce non-road and highway diesel that meets the ultimate 15 PPM sulfur standard. Currently, however, our Tulsa Refinery west facility does not produce diesel that meets that standard. Under our Tulsa Refinery integration project, we will be expanding our Tulsa Refinery east facility’s diesel hydrotreater unit, enabling it to process all diesel fuel produced at the Tulsa Refinery.
Additionally, as of January 1, 2011 we are required to meet another EPA regulation limiting the average sulfur content in gasoline to 30 PPM. We plan to meet this requirement using previously internally generated sulfur credits.
Also as of January 1, 2011, we are required to comply with the EPA’s new MSAT2 regulations on gasoline that impose reductions in the benzene content of our produced gasoline. We plan to purchase benzene credits to meet these requirements. Our planned capital projects will reduce the amount of benzene credits that we need to purchase and we could implement additional benzene reduction projects to completely eliminate our benzene credit purchase requirements if we can justify such a project from a cost benefit standpoint. In addition, the renewable fuel standards will mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into our produced gasoline and diesel. These new requirements, other requirements of the CAA, and other presently existing or future environmental regulations may cause us to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable our refineries to produce products that meet applicable requirements.
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
We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2010 we had an accrual of $26.2 million related to such environmental liabilities of which $20.4 million was classified as long-term.
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
We may not be able to successfully execute our business strategies to grow our business. Further, if we are unable to complete capital projects at their expected costs or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be materially and adversely affected.
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
•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	compliance with or liability under environmental regulations; unplanned increases in the cost of construction materials or labor;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions explosions, fires, spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.
If we are unable to complete capital projects at their expected costs or in a timely manner our financial condition, results of operations, or cash flows could be materially and adversely affected. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new refinery processing unit, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in demand for refined products in a region in which such growth does not materialize. As a result, new capital investments may not achieve our expected investment return, which could adversely affect our results of operations and financial condition.
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
As of December 31, 2010, the principal amount of our total consolidated outstanding debt was $833 million, including $494 million of HEP debt.
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
Although the domestic capital markets have shown signs of improvement in recent months, global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, continued high unemployment, geopolitical issues and the current weak economic conditions. In addition, the fixed-income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
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
We cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. However, new environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. The EPA has begun regulating certain emissions of greenhouse gases, or “GHGs,” (including carbon dioxide, methane and nitrous oxides) from large stationary sources like refineries under the authority of the CAA, and it is possible that Congress could pass federal legislation that creates a comprehensive GHG regulatory program, either directly or indirectly, such as via a federal renewal energy standard. Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our products.
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
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal CAA. The EPA recently adopted two sets of rules regulating GHG emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing or requiring state environmental agencies to implement the rules. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010.
In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. These cap and trade programs generally work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and on an annual basis surrender emission allowances. The number of allowances available for purchase is reduced over time in an effort to achieve the overall GHG emission reduction goal.
The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the refined products that we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.
In addition, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such events were to occur, they could have an adverse effect on our financial condition and results of operations.
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
In addition, we expect to execute turnarounds at our refineries, which involve numerous risks and uncertainties. These risks include delays and incurrence of additional and unforeseen costs. The turnarounds allow us to perform maintenance, upgrades, overhaul and repair of process equipment and materials, during which time all or a portion of the refinery will be under scheduled downtime.
Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.
Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, power failures, mechanical failures and other events beyond our control. These events might result in a loss of equipment or life or destruction of property, injury, or extensive property damage, as well as a curtailment or an interruption in our operations and may affect our ability to meet marketing commitments. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position. If any refinery were to experience an interruption in operations, earnings from the refinery could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.
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
Insufficient ethanol, biodiesel, and other advanced biofuel supplies, or disruption in supply, may disrupt our ability to meet RFS2 regulations mandated by the federal government or required in the fuels markets that Holly serves.
If we are unable to obtain or maintain sufficient quantities of ethanol our blending needs, our sale of ethanol gasoline (required in several of our markets) could be interrupted or suspended which could result in lower profits. Likewise, if we are unable to purchase renewable identification numbers (“RINs”), or if our supply of RINs is such that we have to pay a significantly higher price for RINs to meet our mandated blending volumes of biofuels per the RFS2 regulation, our profits would be significantly lower. If we are unable to pass the costs of compliance with RFS2 on to our customers, our profits would be significantly lower.
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
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. For example, we face certain challenges as we continue to integrate the operations of the Tulsa facilities, purchased in 2009, into our business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of the acquisitions we recently completed or as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition, including the assets and businesses we acquired in 2009. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
Our proposed “merger of equals” business combination with Frontier is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected timeframe or at all could adversely affect our stock price and our future business and financial results.
Our proposed “merger of equals” business combination with Frontier is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the Merger’s completion, including approval of our stockholders and of Frontier’s stockholders and the expiration or termination of applicable waiting periods under U.S. antitrust laws and various approvals or consents that must be obtained from regulatory authorities or third parties. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize some or all of the synergies expected to be achieved. We will also incur substantial transaction costs whether or not the merger is completed. Any failure to complete the merger could have a material adverse effect on our stock price and our future business and financial results.
The anticipated benefits of our Merger may not be realized fully or at all or may take longer to realize than expected.
The Merger involves the integration of two companies that have previously operated independently. After the Merger, the two companies will devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.
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
To maintain or increase production levels at our refineries, we must continually contract for crude oil supplies from third parties. A material decrease in crude oil production from the fields that supply our refineries, as a result of depressed commodity prices, lack of drilling activity, natural production declines or otherwise, could result in a decline in the volume of crude oil available to our refineries. In addition, any prolonged disruption of a significant pipeline that is used in supplying crude oil to our refineries or the potential operation of a new, converted or expanded crude oil pipeline that transports crude oil to other markets could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and therefore a corresponding reduction in our cash flow. In addition, the future growth of our operations will depend in part upon whether we can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in our currently connected supplies. If we are unable to secure additional crude oil supplies of sufficient quality or crude pipeline expansion to our refineries, we will be unable to take full advantage of current and future expansion of our refineries’ production capacities.
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
We currently own a 34% interest in HEP, including the 2% general partner interest. HEP operates a system of crude oil and petroleum product pipelines, distribution terminals and refinery tankage in Texas, New Mexico, Utah, Arizona, Idaho, Washington and Oklahoma. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves our refineries in New Mexico, Utah and Oklahoma under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2019 through 2025. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:
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

The occurrence of any of these risks could directly or indirectly affect HEP’s as well as our financial condition, results of operations and cash flows as HEP is a consolidated VIE. Additionally, these risks could affect HEP’s ability to continue operations which could affect their ability to serve our supply and distribution network needs.
For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.”
We are exposed to the credit risks, and certain other risks, of our key customers and vendors.
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We derive a significant portion of our revenues from contracts with key customers.
If any of our key customers default on their obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks. In addition, nonperformance by vendors who have committed to provide us with products or services could result in higher costs or interfere with our ability to successfully conduct our business.
Any substantial increase in the nonpayment and/or nonperformance by our customers or vendors could have a material adverse effect on our results of operations and cash flows.
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
Changes in our credit profile, or a significant increase in the price of crude oil, may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity and limit our ability to purchase enough crude oil to operate our refineries at desired capacity.
An unfavorable credit profile, or a significant increase in the price of crude oil, could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require credit enhancement. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms or credit enhancement requirements on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This in turn could cause us to be unable to operate our refineries at desired capacity. A failure to operate our refineries at desired capacity could adversely affect our profitability and cash flow.
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
Our business may suffer due to a change in the composition of our Board of Directors, or if any of our key senior executives or other key employees discontinues employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.
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
As of December 31, 2010, approximately 21% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. Effective February 1, 2009, a new agreement was reached with the United Steelworkers which applies to approximately 7% of our employees, which agreement will now expire on January 31, 2012. As of December 31, 2010, approximately 14% of our employees were represented by labor unions under a collective bargaining agreement that expires in 2016. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.
Uncertainty about the Merger and diversion of management could harm us or the combined company, whether or not the Merger is completed.
The announcement of the Merger could result in current and prospective employees experiencing uncertainty about their future with us or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the Merger will also require a significant amount of time and attention from our management. The diversion of management’s attention away from ongoing operations could adversely affect our business relationships. Even if the merger is consummated, integration of operations will require substantial time after consummation of the Merger, and the combined company may lose management personnel and other key employees and be unable to attract and retain such personnel and employees.
We may need to use current cash flow to fund our pension and postretirement health care obligations, which could have a significant adverse effect on our financial position.
We have benefit obligations in connection with our noncontributory defined benefit pension plans that provided retirement benefits for substantially all of our employees. However, effective January 1, 2007, the retirement plan was frozen to new employees not covered by collective bargaining agreements with labor unions. To the extent an employee not covered by a collective bargaining agreement was hired prior to January 1, 2007, and elected to participate in automatic contributions features under our defined contribution plan, their participation in future benefits of the retirement plan was frozen. We expect to contribute between zero to $10 million to the retirement plan in 2011. Future adverse changes in the financial markets could result in significant charges to stockholders’ equity and additional significant increases in future pension expense and funding requirements.
We also have benefit obligations in connection with our unfunded postretirement health care plans that provide health care benefits as part of the voluntary early retirement program offered to eligible employees. As part of the early retirement program, we allow qualified retiring employees to continue coverage at a reduced cost under our group medical plans until normal retirement age. Additionally, we maintain an unfunded postretirement medical plan whereby certain retirees between the ages of 62 and 65 can receive benefits paid by us. As of December 31, 2010, the total accumulated postretirement benefit obligation under our postretirement medical plans was $7.9 million. Increased participation in this program and/or increasing medical costs may affect our ability to pay required health care benefits causing us to have to divert funds away from other areas of the business to pay their costs.
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
A significant portion of our operating responsibility on refined product pipelines is to insure the quality and purity of the products loaded at our loading racks. If our quality control measures were to fail, off specification product could be sent out to public gasoline stations. This type of incident could result in liability claims regarding damages caused by the off specification fuel or could impact our ability to retain existing customers or to acquire new customers, any of which could have a material adverse impact on our results of operations and cash flows.
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
SFPP Litigation
a. The Early Complaint Cases
In May 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the FERC in proceedings brought by us and other parties against SFPP. These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona on SFPP’s East Line. The Court of Appeals in its May 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated as limited partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. The case was remanded to FERC and consolidated with other cases that together addressed SFPP’s rates for the period from January 1992 through May 2006. In 2003 we received an initial payment of $15.3 million from SFPP as reparations for the period from 1992 through July 2000. On April 16, 2010, a settlement among us, SFPP, and other shippers was filed with FERC for its approval. FERC approved the settlement on May 28, 2010. Pursuant to the settlement, we received an additional settlement payment of $8.6 million. This settlement finally resolves the amount of additional payments SFPP owes us for the period January 1992 through May 2006.
b. Other Settlements
We and other shippers also engaged in settlement discussions with SFPP relating to East Line service in the FERC proceedings that address periods after May 2006. A partial settlement regarding the East Line’s Phase I expansion rates covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at the FERC with SFPP a settlement regarding the East Line’s Phase II expansion rates covering the period from December 2007 through November 2010. The FERC approved the settlement on January 29, 2009. The settlement reduced SFPP’s current rates and required SFPP to make additional payments to us of $2.9 million, which were received on May 18, 2009.
c. The Latest Rate Proceeding
On June 2, 2009, SFPP notified us that it would terminate the October 22, 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC, challenging the rate increase and asking the FERC to suspend the effectiveness of the increased rates. On August 31, 2009, the FERC issued an order suspending the effective date of the rate increase until January 1, 2010, on which date the rate increase was placed into effect subject to refund, and setting the rate increase for a full evidentiary hearing. The hearing was held from June 29, 2010 to August 2, 2010. On September 15, 2010, the FERC approved an interim partial settlement pursuant to which SFPP reduced its rates for the East Line service, effective September 1, 2010. The rates placed in effect on January 1, 2010, and the lower rates put into effect on September 1, 2010, remain subject to refund subject to the outcome of the evidentiary hearing. On February 10, 2011, the Administrative Law Judge that presided over the evidentiary hearing issued an initial decision holding that certain elements of SFPP’s rate increases are unjust and unreasonable. The initial decision is subject to review by the FERC and the courts. We are not in a position to predict the ultimate outcome of the rate proceeding.
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
Navajo Tank Fire
On March 2, 2010, a tank caught fire while under construction. At the time of the incident, four individuals were working on top of the tank. These individuals were all employees of a third-party contractor who was placing insulation on the tank. Two individuals sustained injuries and two individuals died as a result of the incident. Two wrongful death lawsuits and two personal injury lawsuits seeking damages, including punitive damages, were filed on behalf of the estates of the two deceased workers and on behalf of the two survivors in state court in Dallas County, Texas (two lawsuits) and state court in Eddy County, New Mexico (two lawsuits). The two Texas cases are set for trial in May of 2011. One of the cases in New Mexico is set for trial in March of 2012. At the date of this report, it is not possible to predict the likely outcome of this litigation. This matter is being reported due to the serious nature of the injuries. Because of our insurance coverage, the total cost to the Company for these cases is not expected to be material.
New Mexico OHSB Complaint — Navajo Tank Fire
On March 3, 2010, the New Mexico Occupational Health and Safety Bureau (“OHSB”), the New Mexico regulatory agency responsible for enforcing certain state occupational health and safety regulations, which are identical to Federal Occupational Safety and Health Administration (“OSHA”) regulations, commenced an inspection in relation to the tank fire that took place on March 2, 2010 at the Navajo facility in Artesia, New Mexico. On August 31, 2010, OHSB issued two citations to Navajo Refining Company, LLC (“Navajo”), alleging 10 willful violations and 1 serious violation of various construction safety standards. OHSB proposed penalties in the amount of $0.7 million. Navajo filed a notice of contest, challenging the citations. An informal administrative review of the citations took place on November 17, 2010, at which time counsel for the parties discussed possible settlement options. The parties were unable to reach an agreement. Thus, OHSB filed an administrative complaint with New Mexico’s Occupational Health and Safety Review Commission (“OSHRC”) on December 20, 2010. Navajo will challenge the citations before the OSHRC, and filed its answer to the complaint on January 6, 2011. The parties have agreed to a discovery schedule and jointly requested a hearing date to commence no sooner than September 5, 2011.
OSHA Inspections — Tulsa Refinery
In June 2007, OSHA announced a national emphasis program (“NEP”) for inspecting approximately 80 refineries within its jurisdiction. As part of the NEP, OSHA conducted an inspection of Sinclair Tulsa Refining Company’s

(“Sinclair Tulsa”) refinery in Tulsa, Oklahoma (our Tulsa Refinery east facility) from February 4, 2009 through August 3, 2009. On August 4, 2009, OSHA issued two citations to Sinclair Tulsa, alleging 51 serious violations and 1 willful violation of various safety standards including the Process Safety Management (“PSM”) standard and the General Duty Clause. OSHA proposed penalties totaling $0.2 million. Sinclair filed a notice of contest, challenging the citations.
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
OSHA conducted an inspection of our Tulsa Refinery west facility from January 20, 2010 through June 9, 2010. On July 12, 2010, OSHA issued a citation, alleging 10 serious violations of various safety standards, including the PSM standard. OSHA proposed penalties totaling $57,150. HRM Tulsa filed a notice of contest, and challenged each citation item. The matter has been assigned to Judge Patrick B. Augustine. A pretrial conference took place on November 3, 2010, at which Judge Augustine established March 11, 2011 as the deadline for close of discovery and scheduled the hearing to take place from April 11 — 15, 2011.
OSHA began the NEP inspection of our Tulsa Refinery west facility on September 14, 2010. The inspection is ongoing.
Discharge Permit Appeal — Tulsa Refinery West Facility
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
Unclaimed Property Audit
A multi-state audit of our unclaimed property compliance and reporting is being conducted by Kelmar Associates, LLC on behalf of eleven states. We are currently in the third year of this ongoing audit that covers the period 1981 — 2004. It is not yet possible to accurately estimate the amount, if any, that is owed to each of the states.
Other
We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.
Item 4. (Removed and Reserved)

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
Our common stock is traded on the New York Stock Exchange under the trading symbol “HOC.” The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends declared per share and the trading volume of common stock for the periods indicated:

				Trading
Years Ended December 31,	High	Low	Dividends	Volume
2010
Fourth quarter	$41.38	$28.19	$0.15	36,902,900
Third quarter	$29.86	$24.35	$0.15	37,493,600
Second quarter	$30.57	$23.32	$0.15	63,314,200
First quarter	$30.86	$25.13	$0.15	47,712,400

2009
Fourth quarter	$33.53	$23.57	$0.15	52,039,700
Third quarter	$26.22	$16.71	$0.15	50,535,600
Second quarter	$31.63	$17.23	$0.15	73,542,100
First quarter	$27.42	$18.15	$0.15	85,489,800
As of February 8, 2011, we had approximately 20,900 stockholders, including beneficial owners holding shares in street name.
We intend to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors. Our credit agreement and senior notes limit the payment of dividends. See Note 12 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”
There were no common stock repurchases during the fourth quarter of 2010.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
FINANCIAL DATA(1)
For the period
Sales and other revenues	$8,322,929	$4,834,268	$5,860,357	$4,791,742	$4,023,217
Income from continuing operations before income taxes	192,363	43,803	187,746	499,444	383,501
Income tax provision	59,312	7,460	64,028	165,316	136,603

Income from continuing operations	133,051	36,343	123,718	334,128	246,898
Income from discontinued operations, net of taxes(2)	—	16,926	2,918	—	19,668

Net income	133,051	53,269	126,636	334,128	266,566
Less net income attributable to noncontrolling interest	29,087	33,736	6,078	—	—

Net income attributable to Holly Corporation Stockholders	$103,964	$19,533	$120,558	$334,128	$266,566

Earnings per share attributable to Holly Corporation stockholders — basic	$1.95	$0.39	$2.40	$6.09	$4.68

Earnings per share attributable to Holly Corporation stockholders — diluted	$1.94	$0.39	$2.38	$5.98	$4.58

Cash dividends declared per common share	$0.60	$0.60	$0.60	$0.46	$0.29

Average number of common shares outstanding:
Basic	53,218	50,418	50,202	54,852	56,976
Diluted	53,609	50,603	50,549	55,850	58,210

Net cash provided by operating activities	$283,255	$211,545	$155,490	$422,737	$245,183
Net cash provided by (used for) investing activities	$(213,232)	$(534,603)	$(57,777)	$(293,057)	$35,805
Net cash provided by (used for) financing activities	$34,482	$406,849	$(151,277)	$(189,428)	$(175,935)

At end of period
Cash, cash equivalents and investments in marketable securities	$230,444	$125,819	$94,447	$329,784	$255,953
Working capital	$313,580	$257,899	$68,465	$216,541	$240,181
Total assets	$3,701,475	$3,145,939	$1,874,225	$1,663,945	$1,237,869
Total debt, including short-term(3)	$810,561	$707,458	$370,914	$—	$—
Total equity	$1,288,139	$1,207,781	$936,332	$602,127	$466,094

(1)	We reconsolidated HEP effective March 1, 2008 and include the consolidated results of HEP in our financial statements. For the period from July 1, 2005 through February 29, 2008, we accounted for our investment in HEP under the equity method of accounting whereby we recorded our pro-rata share of earnings in HEP. Contributions to and distributions from HEP were recorded as adjustments to our investment balance. Prior to July 1, 2005, HEP was a consolidated entity. See “Company Overview” under Items 1 and 2, “Business and Properties” for information regarding our reconsolidation of HEP effective March 1, 2008.

(2)	On December 1, 2009, HEP sold its 70% interest in Rio Grande. Results of operations of Rio Grande that were previously reported in operations are presented in discontinued operations. For the year ended December 31, 2006, our discontinued operations were attributable to our Montana refinery that was sold in March 2006.

(3)	Includes total HEP debt of $482.3 million, $379.2 million and $370.9 million, respectively, which is non-recourse to Holly Corporation.

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
OVERVIEW
We are principally an independent petroleum refiner operating three refineries in Artesia and Lovington, New Mexico (operated as one refinery), Woods Cross, Utah and Tulsa, Oklahoma. As of December 31, 2010, our refineries had a combined crude capacity of 256,000 BPSD. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. At December 31, 2010, we also owned a 34% interest in HEP, a consolidated VIE, which owns and operates pipeline and terminalling assets.
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel, jet fuel and specialty and modified asphalt in markets in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. We also produce specialty lubricant products that are marketed throughout North America and are distributed in Central and South America. Sales and other revenues from continuing operations and net income attributable to Holly Corporation stockholders were $8,322.9 million and $104 million, $4,834.3 million and $19.5 million, and $5,860.4 million and $120.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses were $8,059.9 million, $4,754 million and $5,664.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
On June 1, 2009, we acquired the Tulsa Refinery west facility, an 85,000 BPSD refinery located in Tulsa, Oklahoma from Sunoco for $157.8 million including crude oil, refined product and other inventories valued at $92.8 million. The refinery produces fuel products including gasoline, diesel fuel and jet fuel and serves markets in the Mid-Continent region of the United States and also produces specialty lubricant products that are marketed throughout North America and are distributed in Central and South America.
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
Separately, HEP, also a party to the December 1, 2009 transaction with Sinclair, acquired certain logistics and storage assets located at the Tulsa Refinery east facility. See “Holly Energy Partners, L.P. — 2009 Acquisitions” under Items 1 and 2, “Business and Properties” for additional information on this transaction as well as HEP’s 2010 and other 2009 asset acquisitions from us.
Also on December 1, 2009, HEP sold its 70% interest in Rio Grande to a subsidiary of Enterprise Products Partners LP for $35 million. Results of operations of Rio Grande and the $14.5 million gain on the sale are presented in discontinued operations.
On February 29, 2008, we sold certain crude pipelines and tankage assets to HEP for $180 million. The assets consisted of crude oil trunk lines that deliver crude oil to our refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline and leased terminal between Artesia and Roswell, New Mexico and crude oil and product pipelines that support our refinery in Woods Cross, Utah. HEP is a VIE as defined under GAAP. Under GAAP, HEP’s purchase of these assets qualified as a reconsideration event whereby we reassessed our beneficial interest in HEP. Following this transaction, we determined that our beneficial interest in HEP exceeded 50%. Therefore, we reconsolidated HEP effective March 1, 2008. Intercompany transactions with HEP are eliminated in our consolidated financial statements.
Recent Developments
On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination of us and Frontier. Subject to the terms and conditions of the merger agreement which has been approved unanimously by both our and Frontier’s board of directors, Frontier shareholders will receive 0.4811 shares of Holly common stock for each share of Frontier common stock if the Merger is completed. See “Recent Developments” in Company Overview section under Items 1 and 2, “Business and Properties” for additional information on the Merger.
RESULTS OF OPERATIONS
Financial Data

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Sales and other revenues	$8,322,929	$4,834,268	$5,860,357
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	7,367,149	4,238,008	5,280,699
Operating expenses (exclusive of depreciation and amortization)	504,414	356,855	265,705
General and administrative expenses (exclusive of depreciation and amortization)	70,839	60,343	55,278
Depreciation and amortization	117,529	98,751	62,995

Total operating costs and expenses	8,059,931	4,753,957	5,664,677

Income from operations	262,998	80,311	195,680
Other income (expense):
Equity in earnings of SLC Pipeline	2,393	1,919	—
Interest income	1,168	5,045	10,797
Interest expense	(74,196)	(40,346)	(23,955)
Acquisition costs — Tulsa refineries	—	(3,126)	—
Impairment of equity securities	—	—	(3,724)
Gain on sale of Holly Petroleum, Inc.	—	—	5,958
Equity in earnings of HEP	—	—	2,990

	(70,635)	(36,508)	(7,934)

Income from continuing operations before income taxes	192,363	43,803	187,746
Income tax provision	59,312	7,460	64,028

Income from continuing operations	133,051	36,343	123,718
Income from discontinued operations, net of taxes(1)	—	16,926	2,918

Net income	133,051	53,269	126,636
Less net income attributable to noncontrolling interest	29,087	33,736	6,078

Net income attributable to Holly Corporation stockholders	$103,964	$19,533	$120,558

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$103,964	$15,209	$119,206
Income from discontinued operations	—	4,324	1,352

Net income	$103,964	$19,533	$120,558

Earnings per share attributable to Holly Corporation stockholders — basic:
Income from continuing operations	$1.95	$0.30	$2.37
Income from discontinued operations	—	0.09	0.03

Net income	$1.95	$0.39	$2.40

Earnings per share attributable to Holly Corporation stockholders — diluted:
Income from continuing operations	$1.94	$0.30	$2.36
Income from discontinued operations	—	0.09	0.02

Net income	$1.94	$0.39	$2.38

Cash dividends declared per common share	$0.60	$0.60	$0.60

Average number of common shares outstanding:
Basic	53,218	50,418	50,202
Diluted	53,609	50,603	50,549

Balance Sheet Data

	December 31,
	2010	2009
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$230,444	$125,819
Working capital	$313,580	$257,899
Total assets	$3,701,475	$3,145,939
Long-term debt — Holly Corporation	$328,290	$328,260
Long-term debt — Holly Energy Partners	$482,271	$379,198
Total equity	$1,288,139	$1,207,781

(1)	On December 1, 2009, HEP sold its 70% interest in Rio Grande. Results of operations of Rio Grande are presented in discontinued operations.
Other Financial Data

	Years Ended December 31,
	2010	2009	2008
		(In thousands)
Net cash provided by operating activities	$283,255	$211,545	$155,490
Net cash used for investing activities	$(213,232)	$(534,603)	$(57,777)
Net cash provided by (used for) financing activities	$34,482	$406,849	$(151,277)
Capital expenditures	$213,232	$302,551	$418,059
EBITDA from continuing operations(1)	$353,833	$156,721	$259,387

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as (“EBITDA”), is calculated as net income plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.
Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segments are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Eliminations.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Sales and other revenues
Refining(1)	$8,287,000	$4,789,821	$5,837,449
HEP(2)	182,114	146,561	94,439
Corporate and other	415	(636)	2,641
Eliminations	(146,600)	(101,478)	(74,172)

Consolidated	$8,322,929	$4,834,268	$5,860,357

Operating income (loss)
Refining(1)	$242,466	$71,281	$210,252
HEP(2)	92,386	70,373	37,082
Corporate and other	(69,654)	(60,239)	(51,654)
Eliminations	(2,200)	(1,104)	—

Consolidated	$262,998	$80,311	$195,680

(1)	The Refining segment includes the operations of our Navajo, Woods Cross and Tulsa Refineries and Holly Asphalt and involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. The petroleum products are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, specialty lubricant products produced at our Tulsa Refinery are marketed throughout North America and are distributed in Central and South America. Holly Asphalt manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Oklahoma, Kansas, Missouri, Texas and northern Mexico.

(2)	The HEP segment involves all of the operations of HEP effective March 1, 2008 (date of reconsolidation). HEP owns and operates a system of petroleum product and crude gathering pipelines and refinery tankage in Texas, New Mexico, Oklahoma and Utah, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, Oklahoma and Washington. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, HEP owns a 25% interest in the SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations.
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

	Years Ended December 31,
	2010	2009	2008
Consolidated
Crude charge (BPD)(1)	221,440	142,430	100,680
Refinery throughput (BPD)(2)	234,910	154,940	114,130
Refinery production (BPD)(3)	225,980	151,420	110,850
Sales of produced refined products (BPD)	228,140	151,580	111,950
Sales of refined products (BPD)(4)	232,100	155,820	120,750

Refinery utilization(5)	86.5%	78.9%	89.7%

Average per produced barrel(6)
Net sales	$91.06	$74.06	$108.83
Cost of products(7)	82.27	66.85	97.87

Refinery gross margin	8.79	7.21	10.96
Refinery operating expenses(8)	5.08	5.24	5.14

Net operating margin	$3.71	$1.97	$5.82

Refinery operating expenses per throughput barrel	$4.94	$5.12	$5.05

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity was increased from 111,000 BPSD to 116,000 BPSD in the fourth quarter of 2008 (our 2008 Woods Cross Refinery expansion). During 2009, we increased our consolidated crude capacity by 15,000 BPSD effective April 1, 2009 (our Navajo Refinery expansion), by 85,000 BPSD effective June 1, 2009 (our Tulsa Refinery west facility acquisition) and by 40,000 BPSD effective December 1, 2009 (our Tulsa Refinery east facility acquisition), increasing our consolidated crude capacity to 256,000 BPSD.

(6)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(7)	Transportation costs billed from HEP are included in cost of products.

(8)	Represents operating expenses of the refineries, exclusive of depreciation and amortization.

Results of Operations — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Summary
Net income attributable to Holly Corporation stockholders for the year ended December 31, 2010 was $104 million ($1.95 per basic and $1.94 per diluted share) an $84.4 million increase compared to $19.5 million ($0.39 per basic and diluted share) for the year ended December 31, 2009. Net income increased due principally to increased sales volumes of produced refined products combined with higher refinery gross margins during 2010. Overall refinery gross margins for the year ended December 31, 2010 were $8.79 per produced barrel compared to $7.21 for the year ended December 31, 2009.
Overall production levels for the year ended December 31, 2010 increased by 49% over 2009 due to production from our Tulsa Refinery facilities acquired in June and December 2009 combined with production increases at our Navajo and Woods Cross Refineries. Additionally, 2009 levels reflect lower production during the first quarter of 2009 due to scheduled downtime during a planned major maintenance turnaround at our Navajo Refinery.
Sales and Other Revenues
Sales and other revenues from continuing operations increased 72% from $4,834.3 million for the year ended December 31, 2009 to $8,322.9 million for the year ended December 31, 2010, due principally to the effects of a 51% increase in year-over-year volumes of produced refined products sold combined with increased sales prices of produced refined products. The average sales price we received per produced barrel sold increased 23% from $74.06 for the year ended December 31, 2009 to $91.06 for the year ended December 31, 2010. Sales and other revenues for the years ended December 31, 2010 and 2009, include $35.7 million and $45.2 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold increased 74% from $4,238 million for the year ended December 31, 2009 to $7,367.1 million for the year ended December 31, 2010, due principally to higher crude oil costs combined with a 51% increase in volumes of produced refined products sold. The average price we paid per barrel of crude oil and feedstocks used in production and the transportation costs of moving the finished products to the market place increased 23% from $66.85 for the year ended December 31, 2009 to $82.27 for the year ended December 31, 2010.
Gross Refinery Margins
Gross refining margin per produced barrel increased 22% from $7.21 for the year ended December 31, 2009 to $8.79 for the year ended December 31, 2010, due to an increase in the average sales price we received per produced barrel sold, partially offset by an increase in the average price we paid per produced barrel of crude oil and feedstocks. Gross refining margin does not include the effects of depreciation or amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of prices of refined products sold and costs of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization increased 41% from $356.9 million for the year ended December 31, 2009 to $504.4 million for the year ended December 31, 2010, due principally to costs attributable to the operations of our Tulsa Refinery facilities acquired in June and December 2009 and higher refinery utility costs. For the years ended December 2010 and 2009, operating expenses include $52.4 million and $43.5 million, respectively, in costs attributable to HEP operations.
General and Administrative Expenses
General and administrative expenses increased 17% from $60.3 million for the year ended December 31, 2009 to $70.8 million for the year ended December 31, 2010, due principally to costs associated with the support and integration of our Tulsa Refinery operations and increased payroll costs. For the years ended December 31, 2010 and 2009, general and administrative expenses include $5.4 million and $5.3 million, respectively, in costs attributable to HEP operations.

Depreciation and Amortization Expenses
Depreciation and amortization increased 19% from $98.8 million for the year ended December 31, 2009 to $117.5 million for the year ended December 31, 2010. The increase was due principally to depreciation and amortization attributable to our Tulsa Refinery facilities and capitalized refinery improvement projects in 2009 and 2010. For the years ended December 31, 2010 and 2009, depreciation and amortization expenses include $29.1 million and $26.5 million, respectively, in costs attributable to HEP operations.
Interest Income
Interest income for the year ended December 31, 2010 was $1.2 million compared to $5 million for the year ended December 31, 2009. Interest income was higher for the year ended December 31, 2009 due to interest received on income tax refunds and investments in higher yield marketable debt securities.
Interest Expense
Interest expense was $74.2 million for the year ended December 31, 2010 compared to $40.3 million for the year ended December 31, 2009. The increase was due principally to interest incurred on our $300 million 9.875% senior notes issued in 2009 and HEP’s 8.25% senior notes issued in March 2010. For the years ended December 31, 2010 and 2009, interest expense included $36.3 million and $23.8 million, respectively, in costs attributable to HEP operations.
Income Taxes
Income taxes increased from $7.5 million for the year ended December 31, 2009 to $59.3 million for the year ended December 31, 2010 due to significantly higher pre-tax earnings for the year ended December 31, 2010 compared to 2009. Our effective tax rate, before consideration of earnings attributable to noncontrolling interests was 30.8% for the year ended December 31, 2010 compared to 17% for the year ended December 31, 2009. Our effective tax rate for GAAP disclosure purposes reflects the inclusion of non-taxable earnings attributable to noncontrolling interest holders in the denominator of our effective tax rate computation. Our actual tax rate for income tax purposes did not increase.
Discontinued Operations
On December 1, 2009, HEP sold its 70% interest in Rio Grande resulting in a $14.5 million gain. Rio Grande operations generated net earnings of $4.4 million for the year ended December 31, 2009 before taking into account HEP’s noncontrolling interest in the discontinued operations.
Results of Operations — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Summary
Net income attributable to Holly Corporation stockholders for the year ended December 31, 2009 was $19.5 million ($0.39 per basic and diluted share) a $101 million decrease compared to $120.6 million ($2.40 per basic and $2.38 per diluted share) for the year ended December 31, 2008. Net income decreased due principally to an overall decrease in refined gross margins in the second half of 2009. Overall refinery gross margins for the year ended December 31, 2009 were $7.21 per produced barrel compared to $10.96 for the year ended December 31, 2008.
Overall production levels for the year ended December 31, 2009 increased by 37% over 2008 due to production from our Tulsa Refinery facilities acquired in June and December 2009 and production gains resulting from our recent Navajo and Woods Cross Refinery capacity expansions. Also impacting production levels was scheduled downtime for major maintenance turnarounds at the Navajo Refinery in the first quarter of 2009 and the Woods Cross Refinery in the third quarter of 2008. During the first quarter of 2009, we timed our Navajo Refinery turnaround to coincide with the completion of its 15,000 BPSD capacity expansion, increasing refining capacity to 100,000 BPSD.
Sales and Other Revenues
Sales and other revenues from continuing operations decreased 18% from $5,860.4 million for the year ended December 31, 2008 to $4,834.3 million for the year ended December 31, 2009, due principally to significantly lower refined product sales prices, partially offset by the effects of a 29% increase in volumes of refined products sold. The average sales price we received per produced barrel sold decreased 32% from $108.83 for the year ended

December 31, 2008 to $74.06 for the year ended December 31, 2009. Additionally, direct sales of excess crude oil also decreased in 2009 compared to 2008. Sales and other revenues for the years ended December 31, 2009 and 2008, include $45.2 million and $19.3 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold decreased 20% from $5,280.7 million in 2008 to $4,238 million in 2009, due principally to the effects of significantly lower crude oil costs, partially offset by the effects of a 29% increase in volumes of refined products sold. The average price we paid per barrel of crude oil and feedstocks used in production and the transportation costs of moving the finished products to the market place decreased 32% from $97.87 for the year ended December 31, 2008 to $66.85 for the year ended December 31, 2009.
Gross Refinery Margins
Gross refining margin per produced barrel decreased 34% from $10.96 for the year ended December 31, 2008 to $7.21 for the year ended December 31, 2009, due to a decrease in the average sales price we received per produced barrel sold, partially offset by the effects of a decrease in the average price we paid per produced barrel of crude oil and feedstocks. Gross refining margin does not include the effects of depreciation or amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of prices of refined products sold and costs of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization increased 34% from $265.7 million for the year ended December 31, 2008 to $356.9 million for the year ended December 31, 2009, due principally to costs attributable to the operations of our Tulsa Refinery facilities acquired in June and December 2009 and the inclusion of HEP operating expense for a full twelve-month period in 2009 compared to ten months in 2008 due to our reconsolidation of HEP effective March 1, 2008. Additionally, there were certain increased costs at our existing facilities following the recently completed expansions, which were partially offset by lower utility costs. For the years ended December 2009 and 2008, operating expenses included $43.5 million and $33.4 million, respectively, in costs attributable to HEP operations.
General and Administrative Expenses
General and administrative expenses increased 9% from $55.3 million for the year ended December 31, 2008 to $60.3 million for the year ended December 31, 2009, due principally to costs associated with the support and integration of our Tulsa Refinery operations, increased payroll costs and increased professional fees and services. Additionally, general and administrative expenses for the years ended December 31, 2009 and 2008 include $5.3 million and $3.7 million, respectively, in costs attributable to HEP operations.
Depreciation and Amortization Expenses
Depreciation and amortization increased 57% from $63 million for the year ended December 31, 2008 to $98.8 million for the year ended December 31, 2009. The increase was due principally to depreciation and amortization attributable to our Tulsa Refinery facilities, capitalized refinery improvement projects in 2008 and 2009 and the inclusion of HEP depreciation expense for a full twelve-month period during 2009 compared to ten months in 2008. For the years ended December 31, 2009 and 2008, depreciation and amortization expenses included $26.5 million and $18.4 million, respectively, in costs attributable to HEP operations.
Interest Income
Interest income for the year ended December 31, 2009 was $5 million compared to $10.8 million for the year ended December 31, 2008. The decrease was due principally to the effects of a decrease in cash balances and investments in marketable debt securities that was partially offset by interest on income tax refunds received in 2009.
Interest Expense
Interest expense was $40.3 million for the year ended December 31, 2009 compared to $24 million for the year ended December 31, 2008. The increase was due principally to interest attributable to increased long-term debt, including the Holly 9.875% Senior Notes issued in 2009, and the inclusion of HEP interest expense for a full twelve-

month period during 2009 compared to ten months in 2008. For the years ended December 31, 2009 and 2008, interest expense included $23.8 million and $21.5 million, respectively, in costs attributable to HEP operations.
Acquisition Costs — Tulsa Refineries
During the year ended December 31, 2009, we incurred $3.1 million in acquisition costs related to our June 1, 2009 Tulsa Refinery west facility and our December 1, 2009 Tulsa Refinery east facility acquisitions.
Impairment of Equity Securities
For the year ended December 31, 2008, we recorded an impairment loss of $3.7 million that related to our 1,000,000 shares of Connacher common stock that we received in connection with our sale of the Montana refinery in 2006. This loss represents an other-than-temporary decline in the fair value of these equity securities during the year ended December 31, 2008.
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
Income Taxes
Income taxes decreased 88% from $64 million for the year ended December 31, 2008 to $7.5 million for the year ended December 31, 2009 due to significantly lower pre-tax earnings for the year ended December 31, 2009 compared to 2008. Our effective tax rate, before consideration of earnings attributable to noncontrolling interests was 17% for the year ended December 31, 2009 compared to 34.1% for 2008. Our effective tax rate for GAAP disclosure purposes reflects the inclusion of non-taxable earnings attributable to noncontrolling interest holders in the denominator of our effective tax rate computation. Our actual tax rate for income tax purposes did not decline.
Discontinued Operations
On December 1, 2009, HEP sold its 70% interest in Rio Grande resulting in a $14.5 million gain. Rio Grande operations generated net earnings of $4.4 million for the year ended December 31, 2009 compared to $2.9 million for the year ended December 31, 2008. This is presented before taking into account HEP’s noncontrolling interest in the discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
Holly Credit Agreement
We have a $400 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. The Holly Credit Agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at December 31, 2010. At December 31, 2010, we had no outstanding borrowings and outstanding letters of credit totaling $71 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $329 million. We entered into an amendment to the Holly Credit Agreement on May 6, 2010 that changed certain financial covenants and provided other enhancements to the agreement.
If any particular lender under the Holly Credit Agreement could not honor its commitment, we believe the unused capacity that would be available from the remaining lenders would be sufficient to meet our borrowing needs. Additionally, publicly available information on our lenders is reviewed in order to monitor their financial stability and assess their ongoing ability to honor their commitments under the Holly Credit Agreement. We have not experienced, nor do we expect to experience, any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, we believe there would be alternative lenders or options available.

HEP Credit Agreement
At December 31, 2010, HEP had a $300 million senior secured revolving credit agreement expiring in August 2011 (the “HEP Credit Agreement”) with an outstanding balance of $159 million. On February 14, 2011, the HEP Credit Agreement was amended, slightly reducing the size from $300 million to $275 million (the “HEP Amended Credit Agreement”). The HEP Amended Credit Agreement expires in February 2016; provided that the HEP Amended Credit Agreement will expire on September 1, 2014 in the event that, on or prior to such date, the 6.25% HEP Senior Notes have not been repurchased, refinanced, extended or repaid. The HEP Amended Credit Agreement is available to fund capital expenditures, investments, acquisitions distribution payments and working capital and for general partnership purposes.
HEP’s obligations under the HEP Amended Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our Consolidated Balance Sheets). Indebtedness under the HEP Amended Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s material, wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. During the first quarter of 2010, our previous agreements to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement were terminated.
If any particular lender could not honor its commitment under the HEP Amended Credit Agreement, HEP believes the unused capacity that would be available from the remaining lenders would be sufficient to meet its borrowing needs. Additionally, publicly available information on these lenders is reviewed in order to monitor their financial stability and assess their ongoing ability to honor their commitments under the HEP Amended Credit Agreement. HEP does it expect to experience any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, HEP believes there would be alternative lenders or options available.
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
HEP Senior Notes Due 2018 and 2015
In March 2010, HEP issued $150 million in aggregate principal amount of 8.25% senior notes maturing March 15, 2018 (the HEP 8.25% Senior Notes). A portion of the $147.5 million in net proceeds received was used to fund HEP’s $93 million purchase of certain storage assets at our Tulsa Refinery east facility and Navajo Refinery Lovington facility on March 31, 2010. Additionally, HEP used a portion to repay $42 million in outstanding HEP Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital and capital expenditures.
HEP also has $185 million in aggregate principle amount of 6.25% senior notes maturing March 1, 2015 (the “HEP 6.25% Senior Notes”) that are registered with the SEC. The HEP 6.25% Senior Notes and HEP 8.25% Senior Notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. However, any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. During the first quarter of 2010, our previous agreement to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to $35 million of the principal amount of the HEP 6.25% Senior Notes was terminated.
Holly Financing Obligation
On October 20, 2009, we sold approximately 400,000 barrels of crude oil tankage at our Tulsa Refinery west facility as well as certain crude oil pipeline receiving facilities to Plains for $40 million in cash. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits for crude oil purchased by them and delivered to our Tulsa Refinery west facility for storage. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing obligation. As a result, we retained these assets on our books and recorded a liability representing the $40 million in proceeds received.
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
Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities will provide sufficient resources to fund currently planned capital projects including our integration of the Tulsa Refinery facilities, and our liquidity needs for the foreseeable future. In addition, components of our growth strategy may include construction of new refinery processing units and the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. Our ability to acquire complementary assets will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control.
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of December 31, 2010, we had cash and cash equivalents of $229.1 million and short-term investments in marketable securities of $1.3 million.
Cash and cash equivalents increased by $104.5 million during the year ended December 31, 2010. Net cash provided by operating activities and financing activities of $283.3 million and $34.5 million, respectively, exceeded cash used for investing activities of 213.2 million. Working capital increased by $55.7 million during 2010.
Cash Flows — Operating Activities
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net cash flows provided by operating activities were $283.3 million for the year ended December 31, 2010 compared to $211.5 million for the year ended December 31, 2009, an increase of $71.8 million. Net income for the year ended December 31, 2010 was $133.1 million, an increase of $79.8 million from $53.3 million for the year ended December 31, 2009. Non-cash adjustments consisting of depreciation and amortization, deferred income taxes, equity-based compensation expense, gain on sale of assets and interest rate swap adjustments resulted in an increase to operating cash flows of $154.3 million for the year ended December 31, 2010 compared to $130.4 million for the year ended December 31, 2009. Additionally, SLC Pipeline earnings, net of distributions, increased operating cash flows by $0.5 million for the year ended December 31, 2010 compared to a $0.4 million decrease for the year ended December 31, 2009. Changes in working capital items increased cash flows by $24.7 million in 2010 compared to $44 million in 2009. For the year ended December 31, 2010, inventories increased by $96.9 million compared to $17.9 million for 2009. Also for 2010, accounts receivable increased by $228.5 million compared to $474.2 million for 2009 and accounts payable increased by $342.2 million compared to $583.6 million for 2009. Additionally, turnaround expenditures were $35 million and $33.5 million for the years ended December 31, 2010 and 2009, respectively.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net cash flows provided by operating activities were $211.5 million for the year ended December 31, 2009 compared to $155.5 million for the year ended December 31, 2008, an increase of $56 million. Net income for 2009 was $53.3 million, a decrease of $73.3 million from $126.6 million for 2008. Non-cash adjustments consisting of depreciation and amortization, interest rate swap adjustments, deferred income taxes, equity-based compensation, gain on the sale of assets and impairment of equity securities resulted in an increase to operating cash flows of $130.4 million for the year ended December 31, 2009 compared to $104.2 million for the year ended December 31, 2008. Additionally, SLC Pipeline earnings in excess of distributions decreased operating cash flows by $0.4 million in 2009 while distributions in excess of equity in earnings of HEP increased 2008 operating cash flows by $3.1 million. Changes in working capital items increased cash flows by $44 million in 2009 compared to a decrease of $37 million in 2008. For the year ended December 31, 2009, inventories increased by $17.9 million compared to a decrease of $15 million for 2008. Also for 2009, accounts receivable increased by $474.2 million compared to a decrease of $332 million for 2008 and accounts payable increased by $583.6 million compared to a decrease of $393.2 million for 2008. Additionally, for 2009, turnaround expenditures were $33.5 million compared to $34.8 million for 2008.
Cash Flows — Investing Activities and Planned Capital Expenditures
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net cash flows used for investing activities were $213.2 million for the year ended December 31, 2010 compared to $534.6 million for the year ended December 31, 2009, a decrease of $321.4 million. Cash expenditures for properties, plant and equipment for 2010 decreased to $213.2 million compared to $302.6 million for 2009. These include HEP capital expenditures of $25.1 million and $33 million for the years ended December 31, 2010 and 2009, respectively. Capital expenditures were significantly lower in 2010 due to a higher level of capital project initiatives in 2009 including refinery expansion projects. During the year ended December 31, 2009, we paid cash consideration of $267.1 million in connection with the Tulsa Refinery west and east facility acquisitions, invested $175.9 million in marketable securities and received proceeds of $230.3 million from the sale or maturity of marketable securities. Additionally, HEP acquired logistics and storage assets from an affiliate of Sinclair for $25.7 million and made a $25.5 million joint venture contribution to the SLC Pipeline. In December 2009, HEP sold its 70% interest in Rio Grande for $35 million. The cash proceeds received are presented net of Rio Grande’s December 1, 2009 cash balance of $3.1 million.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net cash flows used for investing activities were $534.6 million for 2009 compared to $57.8 million for 2008, an increase of $476.8 million. Cash expenditures for properties, plant and equipment for 2009 totaled $302.6 million compared to $418.1 million for 2008. These include HEP capital expenditures of $33 million and $34.3 million for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, we paid cash consideration of $267.1 million in connection with our Tulsa Refinery west and east facility acquisitions. Additionally, HEP paid cash consideration of $25.7 million upon its acquisition of logistics and storage assets from an affiliate of Sinclair and made a $25.5 million joint venture contribution to the SLC Pipeline. In December 2009, HEP sold its 70% interest in Rio Grande for $35 million. The cash proceeds received are presented net of Rio

Grande’s December 1, 2009 cash balance of $3.1 million. Also in 2009, we invested $175.9 million in marketable securities and received proceeds of $230.3 million from sales and maturities of marketable securities. For the year ended December 31, 2008, we invested $769.1 million in marketable securities and received proceeds of $945.5 million from sales and maturities of marketable securities. Additionally in 2008, we received $6 million in proceeds from our sale of HPI and $171 million from our sale of certain crude pipelines and tankage assets to HEP. We have presented HEP’s March 1, 2008 cash balance of $7.3 million as a cash inflow as a result of our reconsolidation of HEP effective March 1, 2008.
Planned Capital Expenditures
Holly Corporation
Each year our Board of Directors approves in our annual capital budget projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total capital budget for 2011 is $142.4 million. Additionally, capital costs of $11.7 million have been approved for refinery turnarounds and tank work. We expect to spend approximately $185 million in capital costs in 2011, including capital projects approved in prior years. Our capital spending for 2011 is comprised of $24 million for projects at the Navajo Refinery, $13 million for projects at the Woods Cross Refinery, $70 million for projects at the Tulsa Refinery, $69 million for our portion of the UNEV Pipeline project, $3 million for asphalt plant projects and $6 million for marketing-related and miscellaneous projects. The following summarizes our key capital projects.
We are proceeding with the integration project of our Tulsa Refinery west and east facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD. The integration project involves the installation of interconnect pipelines that will permit us to transfer various intermediate streams between the two facilities. Currently, we are using an existing third-party line for the transfer of intermediates from the west facility to the east facility under a 10-year agreement. These interconnect lines will allow us to eliminate the sale of gas oil at a discount to WTI under our 5-year gas oil off take agreement with a third party, optimize gasoline blending, increase our utilization of better process technology, improve yields and reduce operating costs. HEP is currently constructing five additional interconnect pipelines and we are currently negotiating terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project. Also, as part of the integration, we are expanding the diesel hydrotreater unit at the east facility to permit the processing of all high sulfur diesel produced to ULSD. This expansion is expected to cost approximately $20 million and will use the reactor that we acquired as part of the Tulsa Refinery west facility acquisition. We are currently planning to complete the integration projects in the second quarter of 2011.
The combined Tulsa Refinery facilities also will be required to comply with new MSAT2 regulations in order to meet new federal benzene reduction requirements for gasoline. We have elected to largely use existing equipment at the Tulsa Refinery east facility to split reformate from reformers at both west and east facilities and install a new benzene saturation unit to achieve the required benzene reduction at an estimated cost of $28.5 million. We will be required to buy benzene credits to get the gasoline pool below 0.62% by volume until this project is complete, as required by law, beginning in 2011. There is an additional requirement to meet 1.3% benzene levels on an annual average beginning in July 2012. We expect to complete this project well before then.
Our consent decree with the EPA requires recovery of sulfur from the refinery fuel gas system and the shutdown or replacement of two low pressure boilers at the Tulsa Refinery west facility by the end of 2013. We have previously estimated a cost of $20 million to meet these requirements but our Board of Directors have approved a larger project for $44 million which would meet these requirements as well as increase our ability to run additional lower priced sour crude types at the Tulsa Refinery east facility. Also, we are evaluating the best solution to the low pressure boiler issue. In addition to the consent decree requirements, flare gas recovery and coker blowdown modifications are required to comply with new flare regulations at an estimated cost of $10 million.

The Navajo Refinery currently plans to comply with the new MSAT2 regulations by the fractionation of naphtha with existing equipment to achieve benzene in gasoline levels below 1.3%. The Navajo Refinery will purchase or use credits generated at the Tulsa Refinery to reduce benzene content to the required 0.62%. Due to our acquisition of the Tulsa Refinery facilities from Sunoco and Sinclair, our Navajo Refinery has until the end of 2011 to comply with the MSAT2 regulations because we no longer qualify for the small refiner’s exemption. Also, we will be installing a new storm water surge tank and upgrade several other processes at the refinery’s Artesia waste water treatment plant. These projects are expected to cost approximately $17 million.
Our Woods Cross Refinery is required to install a wet gas scrubber on its FCC unit by the end of 2012. We estimate the total cost to be $12 million. The MSAT2 solution for the refinery involves revamping its naphtha fractionation unit and installing a benzene saturation unit at an estimated cost of $10 million. These projects will reduce benzene levels in gasoline below the 1.3% annual average level. The Woods Cross Refinery will purchase credits to meet the 0.62% benzene requirement. Like our Navajo Refinery, our Woods Cross Refinery has until the end of 2011 to comply with the MSAT2 regulations.
Under a definitive agreement with Sinclair, we are jointly building the UNEV Pipeline, a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline with Sinclair, our joint venture partner, owning the remaining 25% interest. The initial capacity of the pipeline will be 62,000 BPD (based on gasoline equivalents), with the capacity for further expansion to 120,000 BPD. The current total cost of the pipeline project including terminals is expected to be approximately $325 million, with our share of the cost totaling $244 million. This project includes the construction of ethanol blending and storage facilities at the Cedar City terminal. The pipeline is in the final construction phase and is expected to be mechanically complete in the second quarter of 2011.
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
Regulatory compliance items or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements.
HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2011 HEP capital budget is comprised of $5.8 million for maintenance capital expenditures and $20.1 million for expansion capital expenditures.
As described under our Tulsa Refinery integration project, HEP is currently constructing five interconnecting pipelines between our Tulsa east and west refining facilities. The project is expected to cost approximately $28 million with completion in the second quarter of 2011. We are currently negotiating terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project.

Cash Flows — Financing Activities
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net cash flows provided by financing activities were $34.5 million for the year ended December 31, 2010 compared to $406.8 million for the year ended December 31, 2009, a decrease of $372.3 million. During 2010, we received and repaid $310 million in advances under the Holly Credit Agreement, paid $1 million under our financing obligation to Plains, purchased $1.4 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, paid $31.9 million in dividends, received a $23.5 million contribution from our UNEV Pipeline joint venture partner and recognized $1.1 million excess tax expense on our equity based compensation. Also during this period, HEP received $147.5 million in net proceeds upon the issuance of the HEP 8.25% Senior Notes, received $66 million and repaid $113 million under the HEP Credit Agreement, paid distributions of $48.5 million to noncontrolling interests and purchased $2.7 million in HEP common units in the open market for recipients of its restricted unit grants. Additionally, $3.1 million in deferred financing costs were incurred in connection with the issuance of the HEP 8.25% Senior Notes in March 2010 and an amendment to the Holly Credit Agreement. During 2009, we received $287.9 million in net proceeds upon the issuance of the Holly 9.875% Senior Notes, received and repaid $94 million in advances under the Holly Credit Agreement, received $40 million under a financing transaction with Plains, paid $30.1 million in dividends, purchased $1.2 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, received a $15.2 million contribution from our UNEV Pipeline joint venture partner and recognized $1.2 million in excess taxes on our equity based compensation. Also during this period, HEP received proceeds of $133 million upon the issuance of additional common units, received $239 million and repaid $233 million in advances under the HEP Credit Agreement and paid distributions of $33.2 million to noncontrolling interests. Additionally, we paid $8.8 million in deferred financing costs during the year ended December 31, 2009 that relate to the Holly Senior Notes issued in June 2009.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net cash flows provided by financing activities were $406.8 million for the year ended December 31, 2009 compared to net cash flows used for financing activities of $151.3 million for the year ended December 31, 2008, an increase of $558.1 million. During 2009, we received $287.9 million in net proceeds upon the issuance of the Holly 9.875% Senior Notes, received and repaid $94 million in advances under the Holly Credit Agreement, received $40 million under a financing transaction with Plains, paid $30.1 million in dividends, purchased $1.2 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, received a $15.2 million contribution from our UNEV Pipeline joint venture partner and recognized $1.2 million in excess taxes on our equity based compensation. Also during this period, HEP received proceeds of $133 million upon the issuance of additional common units, received $239 million and repaid $233 million in advances under the HEP Credit Agreement and paid distributions of $33.2 million to noncontrolling interest holders. Additionally, we paid $8.8 million in deferred financing costs during the year ended December 31, 2009 that relate to the Holly Senior Notes issued in June 2009. For the period from March 1, 2008 through December 31, 2008, HEP had net short-term borrowings of $29 million under the HEP Credit Agreement and purchased $0.8 million in HEP common units in the open market for restricted unit grants. Additionally in 2008, we paid an aggregate of $0.9 million in deferred financing costs related to the amendment and restatement of the Holly Credit Agreement and the HEP Credit Agreement. Under our common stock repurchase program, we purchased treasury stock of $151.1 million in 2008. We also paid $29.1 million in dividends, received a $17 million contribution from our UNEV Pipeline joint venture partner, received $1 million for common stock issued upon exercise of stock options and recognized $5.7 million in excess tax benefits on our equity based compensation during 2008. Also during this period, HEP paid $22.1 million in distributions to its noncontrolling interest holders.
Contractual Obligations and Commitments
The following table presents our long-term contractual obligations as of December 31, 2010 in total and by period due beginning in 2011. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2,

“Business and Properties.” Also, the table below does not reflect renewal options on our operating leases that are likely to be exercised.

		Payments Due by Period
		Less than			Over
Contractual Obligations and Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Holly Corporation(1)(2)
Long-term debt — principal(3)	$338,781	$1,160	$2,786	$3,547	$331,288
Long-term debt — interest(4)	233,001	34,265	68,064	67,304	63,368
Transportation agreements(5)	344,921	35,191	70,380	70,380	168,970
Hydrogen supply agreement(6)	81,851	6,548	13,096	13,096	49,111
Operating leases	41,504	9,831	13,177	8,638	9,858

	1,040,058	86,995	167,503	162,965	622,595

Holly Energy Partners
Long-term debt — principal(7)	494,000	—	—	185,000	309,000
Long-term debt — interest(8)	161,228	27,134	54,269	48,488	31,337
Pipeline operating and right of way leases	42,424	6,545	12,954	12,839	10,086
Other agreements	9,814	1,135	2,120	2,120	4,439

	707,466	34,814	69,343	248,447	354,862

Total	$1,747,524	$121,809	$236,846	$411,412	$977,457

(1)	We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $2 million as of December 31, 2010 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements.

(2)	Amounts shown do not include commitments to deliver barrels of crude oil held for other parties at our refineries. We periodically hold crude oil owned by third parties in the storage tanks at our refineries, which may be run through production. We will be obligated to deliver these stored barrels of crude oil upon the other party’s request.

(3)	Our long-term debt consists of the $300 million principal balance on the Holly 9.875% Senior Notes and a long-term financing obligation having a principal balance of $38.8 million at December 31, 2010.

(4)	Interest payments consist of interest on the 9.875% Holly Senior Notes and on our long-term financing obligation.

(5)	Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries under contracts expiring between 2016 and 2024.

(6)	We have entered into a long-term supply agreement to secure a hydrogen supply source for our Woods Cross hydrotreater unit. The contract commits us to purchase a minimum of 5 million standard cubic feet of hydrogen per day at market prices through 2023. The contract also requires the payment of a base facility charge for use of the supplier’s facility over the supply term. We have estimated the future payments in the table above using current market rates. Therefore, actual amounts expended for this obligation in the future could vary significantly from the amounts presented above.

(7)	HEP’s long-term debt consists of the $150 million and the $185 million principal balances on the 8.25% and 6.25% HEP Senior Notes and $159 million of outstanding principal under the HEP Credit Agreement. The HEP Credit Agreement was amended on February 14, 2011. The HEP Amended Credit Agreement expires in 2016.

(8)	Interest payments consist of interest on the 6.25% and 8.25% HEP Senior Notes and interest on long-term debt under the HEP Credit Agreement. Interest under the credit agreement debt is based on an effective interest rate of 5.49% at December 31, 2010.

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
Inventory Valuation
Our crude oil and refined product inventories are stated at the lower of cost or market. Cost is determined using the LIFO inventory valuation methodology and market is determined using current estimated selling prices. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years when inventory volumes decline and result in charging cost of sales with LIFO inventory costs generated in prior periods. As of December 31, 2010, many of our LIFO inventory layers were valued at historical costs that were established in years when price levels were generally lower; therefore, our results of operation are less sensitive to current market price reductions. As of December 31, 2010, the excess of current cost over the LIFO inventory value of our crude oil and refined product inventories was $284 million. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.
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
Long-lived Assets
We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair values of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2010, 2009 and 2008.
Variable Interest Entity
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

We reconsolidated HEP effective March 1, 2008, following its acquisition of our crude pipeline and tankage assets (see Note 3 to the Consolidated Financial Statements). Prior to March 1, 2008, we accounted for our investment in HEP using the equity method of accounting whereby we recorded our pro-rata share of earnings in HEP. Contributions to and distributions from HEP were recorded as adjustments to our investment balance.
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
Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in crude oil and refined products, as well as volatility in the price of natural gas used in our refining operations.
We periodically enter into derivative contracts in the form of commodity price swaps to mitigate price exposure with respect to:
•	our inventory positions;

•	natural gas purchases;

•	costs of crude oil; and

•	prices of refined products.
As of December 31, 2010, we have outstanding commodity price swap contracts serving as economic hedges to protect the value of a temporary crude oil inventory build of 120,000 barrels against price volatility. These contracts are measured quarterly at fair value with offsetting adjustments (gains / losses) recorded directly to cost of products sold.
We also have outstanding price swap contracts that fix our purchase price on forecasted natural gas purchases aggregating of 1,500,000 MMBTUs to be ratably purchased between January and March 2011 at a weighted-average cost of $4.20 per MMBTU. These price swap contracts have been designated as cash flow hedges and mature in March 2011.
Under hedge accounting, a cash flow hedge is adjusted quarterly to fair value with offsetting fair value adjustments to other comprehensive income. These fair value adjustments (gains / losses) are later reclassified into earnings as the hedging instrument matures. Also on a quarterly basis, hedge effectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any ineffectiveness is reclassified from accumulated other comprehensive income into earnings.
Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.
As of December 31, 2010, HEP has an interest rate swap contract that hedges its exposure to the cash flow risk caused by the effects of changes in the London Interbank Offered Rate (“LIBOR”) on a $155 million HEP Credit

Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin of 1.75%, which equaled an effective interest rate of 5.49% as of December 31, 2010. This interest rate swap contract has been designated as a cash flow hedge and matures in February 2013.
This contract initially hedged variable LIBOR interest on $171 million in outstanding HEP Credit Agreement debt. In May 2010, HEP repaid $16 million of the HEP Credit Agreement debt and also settled a corresponding portion of its interest rate swap agreement having a notional amount of $16 million for $1.1 million. Upon payment, HEP reduced its swap liability and reclassified a $1.1 million charge from accumulated other comprehensive loss to interest expense, representing the application of hedge accounting prior to settlement.
The following table presents balance sheet locations and related fair values of outstanding derivative instruments.

	Balance Sheet		Location of	Offsetting
Derivative Instruments	Location	Fair Value	Offsetting Balance	Amount
	(Dollars in thousands)
December 31, 2010
Derivatives designated as cash flow hedging instruments:
Variable-to-fixed commodity price swap contracts (forecasted volumes of natural gas purchases)	Accrued liabilities	$38	Accumulated other comprehensive loss	$38

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

Derivatives not designated as hedging instruments:
Fixed-to-variable rate swap contracts (various inventory positions)	Accrued liabilities	$497	Cost of products sold	$497

December 31, 2009
Derivative designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($171 million LIBOR based debt interest payments)	Other long-term liabilities	$9,141	Accumulated other comprehensive loss	$9,141

Derivatives not designated as hedging instruments:
Fixed-to-variable interest rate swap contract ($60 million of HEP 6.25% Senior Notes)	Other assets	$2,294	Long-term debt	$1,791	(1)
			Equity	503	(2)

		$2,294		$2,294

Variable-to-fixed interest rate swap contract ($60 million of HEP 6.25% Senior Notes)	Other long-term liabilities	$2,555	Equity	$2,555	(2)

(1)	Represents unamortized balance of a deferred hedge premium attributable to HEP’s fair value hedge that was dedesignated in 2008 that is being amortized as a reduction to interest expense over the remaining term of the HEP 6.25% Senior Notes.

(2)	Represents prior year charges to interest expense.
For the year ended December 31, 2010, we recognized a $1.3 million charge to cost of products sold and a $0.4 million charge to operating expenses that are attributable to losses resulting from fair value changes to our commodity price swap contracts.
For the years ended December 31, 2010, 2009 and 2008, HEP recognized $1.5 million, $0.2 million and $2.3 million, respectively, in charges to interest expense as a result of fair value changes to its interest rate swap contracts.
There was no ineffectiveness on the cash flow hedges during the periods covered in these consolidated financial statements.
Publicly available information is reviewed on the counterparties in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the swap contracts. These counterparties consist of large financial institutions. We have not experienced, nor do we expect to experience, any difficulty in the counterparties honoring their commitments.
The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At December 31, 2010, outstanding principal under the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes was $300 million, $185 million and $150 million, respectively. For these fixed rate notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. At December 31, 2010, the estimated fair values of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $327 million, $183.2 million and $156.8 million, respectively. We estimate that a hypothetical 10% change in the yield-to-maturity rates applicable to these notes would result in a fair value change to the notes of approximately $13 million, $4.3 million and $6.3 million, respectively.
For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2010, borrowings outstanding under the HEP Credit Agreement were $159 million. By means of its cash flow hedge, HEP has effectively converted the variable rate on $155 million of outstanding principal to a fixed rate of 5.49%. For the unhedged $4 million portion, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.
At December 31, 2010, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Set forth below is our calculation of EBITDA from continuing operations.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Income from continuing operations	$133,051	$36,343	$123,718
Subtract noncontrolling interest in income from continuing operations	(29,087)	(21,134)	(4,512)
Add income tax provision	59,312	7,460	64,028
Add interest expense	74,196	40,346	23,955
Subtract interest income	(1,168)	(5,045)	(10,797)
Add depreciation and amortization	117,529	98,751	62,995

EBITDA from continuing operations	$353,833	$156,721	$259,387

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.
Refinery gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our refining performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our refining performance on a relative and an absolute basis.
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

	Years Ended December 31,
	2010	2009	2008
Average per produced barrel:

Navajo Refinery
Net sales	$90.37	$73.15	$108.52
Less cost of products	83.12	65.95	98.97

Refinery gross margin	$7.25	$7.20	$9.55

Woods Cross Refinery
Net sales	$94.26	$70.25	$110.07
Less cost of products	75.54	58.98	93.47

Refinery gross margin	$18.72	$11.27	$16.60

Tulsa Refinery
Net sales	$90.84	$78.89	$—
Less cost of products	83.29	74.56	—

Refinery gross margin	$7.55	$4.33	$—

Consolidated
Net sales	$91.06	$74.06	$108.83
Less cost of products	82.27	66.85	97.87

Refinery gross margin	$8.79	$7.21	$10.96

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for our three refineries on a consolidated basis is calculated as shown below.

	Years Ended December 31,
	2010	2009	2008
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$7.25	$7.20	$9.55
Less refinery operating expenses	4.95	4.81	4.58

Net operating margin	$2.30	$2.39	$4.97

Woods Cross Refinery
Refinery gross margin	$18.72	$11.27	$16.60
Less refinery operating expenses	6.09	6.60	7.42

Net operating margin	$12.63	$4.67	$9.18

Tulsa Refinery
Refinery gross margin	$7.55	$4.33	$—
Less refinery operating expenses	4.94	5.25	—

Net operating margin	$2.61	$(0.92)	$—

Consolidated
Refinery gross margin	$8.79	$7.21	$10.96
Less refinery operating expenses	5.08	5.24	5.14

Net operating margin	$3.71	$1.97	$5.82

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average sales price per produced barrel sold	$90.37	$73.15	$108.52
Times sales of produced refined products sold (BPD)	92,550	87,140	89,580
Times number of days in period	365	365	366

Refined product sales from produced products sold	$3,052,766	$2,326,616	$3,557,967

Woods Cross Refinery
Average sales price per produced barrel sold	$94.26	$70.25	$110.07
Times sales of produced refined products sold (BPD)	27,810	26,870	22,370
Times number of days in period	365	365	366

Refined product sales from produced products sold	$956,800	$688,980	$901,189

Tulsa Refinery
Average sales price per produced barrel sold	$90.84	$78.89	$—
Times sales of produced refined products sold (BPD)	107,780	37,570	—
Times number of days in period	365	365	—

Refined product sales from produced products sold	$3,573,618	$1,081,823	$—

Sum of refined product sales from produced products sold from our three refineries (1)	$7,583,184	$4,097,419	$4,459,156
Add refined product sales from purchased products and rounding (2)	130,348	106,969	384,073

Total refined products sales	7,713,532	4,204,388	4,843,229
Add direct sales of excess crude oil (3)	459,743	453,958	860,642
Add other refining segment revenue (4)	113,725	131,475	133,578

Total refining segment revenue	8,287,000	4,789,821	5,837,449
Add HEP segment sales and other revenues	182,114	146,561	94,439
Add corporate and other revenues	415	(636)	2,641
Subtract consolidations and eliminations	(146,600)	(101,478)	(74,172)

Sales and other revenues	$8,322,929	$4,834,268	$5,860,357

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(4)	Other refining segment revenue includes revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per barrel amounts)
Average sales price per produced barrel sold	$91.06	$74.06	$108.83
Times sales of produced refined products sold (BPD)	228,140	151,580	111,950
Times number of days in period	365	365	366

Refined product sales from produced products sold	$7,583,184	$4,097,419	$4,459,156

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average cost of products per produced barrel sold	$83.12	$65.95	$98.97
Times sales of produced refined products sold (BPD)	92,550	87,140	89,580
Times number of days in period	365	365	366

Cost of products for produced products sold	$2,807,856	$2,097,612	$3,244,858

Woods Cross Refinery
Average cost of products per produced barrel sold	$75.54	$58.98	$93.47
Times sales of produced refined products sold (BPD)	27,810	26,870	22,370
Times number of days in period	365	365	366

Cost of products for produced products sold	$766,780	$578,449	$765,278

Tulsa Refinery
Average cost of products per produced barrel sold	$83.29	$74.56	$—
Times sales of produced refined products sold (BPD)	107,780	37,570	—
Times number of days in period	365	365	—

Cost of products for produced products sold	$3,276,604	$1,022,445	$—

Sum of cost of products for produced products sold from our three refineries (1)	$6,851,240	$3,698,506	$4,010,136
Add refined product costs from purchased products sold and rounding (2)	131,141	114,650	389,944

Total refined cost of products sold	6,982,381	3,813,156	4,400,080
Add crude oil cost of direct sales of excess crude oil (3)	454,566	449,488	853,360
Add other refining segment cost of products sold (4)	73,410	75,229	101,144

Total refining segment cost of products sold	7,510,357	4,337,873	5,354,584
Subtract consolidations and eliminations	(143,208)	(99,865)	(73,885)

Cost of products sold (exclusive of depreciation and amortization)	$7,367,149	$4,238,008	$5,280,699

(1)	The above calculations of cost of products for produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(4)	Other refining segment cost of products sold includes the cost of products for Holly Asphalt and costs attributable to feedstock and sulfur credit sales.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per barrel amounts)
Average cost of products per produced barrel sold	$82.27	$66.85	$97.87
Times sales of produced refined products sold (BPD)	228,140	151,580	111,950
Times number of days in period	365	365	366

Cost of products for produced products sold	$6,851,240	$3,698,506	$4,010,136

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$4.95	$4.81	$4.58
Times sales of produced refined products sold (BPD)	92,550	87,140	89,580
Times number of days in period	365	365	366

Refinery operating expenses for produced products sold	$167,215	$152,987	$150,161

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$6.09	$6.60	$7.42
Times sales of produced refined products sold (BPD)	27,810	26,870	22,370
Times number of days in period	365	365	366

Refinery operating expenses for produced products sold	$61,817	$64,730	$60,751

Tulsa Refinery
Average refinery operating expenses per produced barrel sold	$4.94	$5.25	$—
Times sales of produced refined products sold (BPD)	107,780	37,570	—
Times number of days in period	365	365	—

Refinery operating expenses for produced products sold	$194,338	$71,994	$—

Sum of refinery operating expenses per produced products sold from our three refineries (1)	$423,370	$289,711	$210,912
Add other refining segment operating expenses and rounding (2)	26,220	23,609	21,599

Total refining segment operating expenses	449,590	313,320	232,511
Add HEP segment operating expenses	52,947	44,003	33,353
Add corporate and other costs	2,387	41	128
Subtract consolidations and eliminations	(510)	(509)	(287)

Operating expenses (exclusive of depreciation and amortization)	$504,414	$356,855	$265,705

(1)	The above calculations of refinery operating expenses per produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of Holly Asphalt.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per barrel amounts)
Average refinery operating expenses per produced barrel sold	$5.08	$5.24	$5.14
Times sales of produced refined products sold (BPD)	228,140	151,580	111,950
Times number of days in period	365	365	366

Refinery operating expenses for produced products sold	$423,370	$289,711	$210,912

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Net operating margin per barrel	$2.30	$2.39	$4.97
Add average refinery operating expenses per produced barrel	4.95	4.81	4.58

Refinery gross margin per barrel	7.25	7.20	9.55
Add average cost of products per produced barrel sold	83.12	65.95	98.97

Average sales price per produced barrel sold	$90.37	$73.15	$108.52
Times sales of produced refined products sold (BPD)	92,550	87,140	89,580
Times number of days in period	365	365	366

Refined product sales from produced products sold	$3,052,766	$2,326,616	$3,557,967

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per barrel amounts)
Woods Cross Refinery
Net operating margin per barrel	$12.63	$4.67	$9.18
Add average refinery operating expenses per produced barrel	6.09	6.60	7.42

Refinery gross margin per barrel	18.72	11.27	16.60
Add average cost of products per produced barrel sold	75.54	58.98	93.47

Average sales price per produced barrel sold	$94.26	$70.25	$110.07
Times sales of produced refined products sold (BPD)	27,810	26,870	22,370
Times number of days in period	365	365	366

Refined product sales from produced products sold	$956,800	$688,980	$901,189

Tulsa Refinery
Net operating margin per barrel	$2.61	$(0.92)	$—
Add average refinery operating expenses per produced barrel	4.94	5.25	—

Refinery gross margin per barrel	7.55	4.33	—
Add average cost of products per produced barrel sold	83.29	74.56	—

Average sales price per produced barrel sold	$90.84	$78.89	$—
Times sales of produced refined products sold (BPD)	107,780	37,570	—
Times number of days in period	365	365	—

Refined product sales from produced products sold	$3,573,618	$1,081,823	$—

Sum of refined product sales from produced products sold from our three refineries (1)	$7,583,184	$4,097,419	$4,459,156
Add refined product sales from purchased products and rounding (2)	130,348	106,969	384,073

Total refined product sales	7,713,532	4,204,388	4,843,229
Add direct sales of excess crude oil (3)	459,743	453,958	860,642
Add other refining segment revenue (4)	113,725	131,475	133,578

Total refining segment revenue	8,287,000	4,789,821	5,837,449
Add HEP segment sales and other revenues	182,114	146,561	94,439
Add corporate and other revenues	415	(636)	2,641
Subtract consolidations and eliminations	(146,600)	(101,478)	(74,172)

Sales and other revenues	$8,322,929	$4,834,268	$5,860,357

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(4)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per barrel amounts)
Net operating margin per barrel	$3.71	$1.97	$5.82
Add average refinery operating expenses per produced barrel	5.08	5.24	5.14

Refinery gross margin per barrel	8.79	7.21	10.96
Add average cost of products per produced barrel sold	82.27	66.85	97.87

Average sales price per produced barrel sold	$91.06	$74.06	$108.83
Times sales of produced refined products sold (BPD)	228,140	151,580	111,950
Times number of days in period	365	365	366

Refined product sales from produced products sold	$7,583,184	$4,097,419	$4,459,156

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2010 using the criteria for effective control over financial reporting established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. That report appears on page 72.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Holly Corporation
We have audited Holly Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Holly Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Holly Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, equity and comprehensive income for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Holly Corporation
We have audited the accompanying consolidated balance sheets of Holly Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, equity and comprehensive income for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holly Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 25, 2011

HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents (HEP: $403 and $2,508, respectively)	$229,101	$124,596
Marketable securities	1,343	1,223

Accounts receivable, net: Product and transportation (HEP: $22,508 and $18,767, respectively)	299,081	292,310
Crude oil resales	694,035	470,145

	993,116	762,455

Inventories: Crude oil and refined products	353,636	259,582
Materials and supplies (HEP: $202 and $165, respectively)	46,731	43,931

	400,367	303,513

Income taxes receivable	51,034	38,072
Prepayments and other (HEP: $573 and $574, respectively)	28,474	50,957
Current assets of discontinued operations (HEP: $2,195)	—	2,195

Total current assets	1,703,435	1,283,011

Properties, plants and equipment, at cost (HEP: $552,398 and $491,999, respectively)	2,215,828	2,001,855
Less accumulated depreciation (HEP: $(60,300) and $(33,478), respectively)	(459,137)	(371,885)

	1,756,691	1,629,970

Other assets: Turnaround costs	69,533	53,463
Goodwill (HEP: $81,602 and $81,602)	81,602	81,602
Intangibles and other (HEP: $72,434 and $77,443, respectively)	90,214	97,893

	241,349	232,958

Total assets	$3,701,475	$3,145,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $10,238 and $6,211, respectively)	$1,317,446	$975,155
Accrued liabilities (HEP: $21,206 and $13,594, respectively)	72,409	49,957

Total current liabilities	1,389,855	1,025,112

Long-term debt (HEP: $482,271 and $379,198, respectively)	810,561	707,458
Deferred income taxes	131,935	124,585
Other long-term liabilities (HEP: $10,809 and $12,349, respectively)	80,985	81,003

Equity:
Holly Corporation stockholders’ equity:
Preferred stock, $1.00 par value — 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value — 160,000,000 shares authorized; 76,346,432 and 76,359,006 shares issued as of December 31, 2010 and December 31, 2009, respectively	763	764
Additional capital	194,378	195,565
Retained earnings	1,206,328	1,134,341
Accumulated other comprehensive loss	(26,246)	(25,700)
Common stock held in treasury, at cost — 23,081,744 and 23,292,737 shares as of December 31, 2010 and 2009, respectively	(677,804)	(685,931)

Total Holly Corporation stockholders’ equity	697,419	619,039

Noncontrolling interest	590,720	588,742

Total equity	1,288,139	1,207,781

Total liabilities and equity	$3,701,475	$3,145,939

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2010 and December 31, 2009. HEP is a consolidated variable interest entity.
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Sales and other revenues	$8,322,929	$4,834,268	$5,860,357

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	7,367,149	4,238,008	5,280,699
Operating expenses (exclusive of depreciation and amortization)	504,414	356,855	265,705
General and administrative expenses (exclusive of depreciation and amortization)	70,839	60,343	55,278
Depreciation and amortization	117,529	98,751	62,995

Total operating costs and expenses	8,059,931	4,753,957	5,664,677

Income from operations	262,998	80,311	195,680

Other income (expense):
Equity in earnings of SLC Pipeline	2,393	1,919	—
Interest income	1,168	5,045	10,797
Interest expense	(74,196)	(40,346)	(23,955)
Acquisition costs — Tulsa refineries	—	(3,126)	—
Impairment of equity securities	—	—	(3,724)
Gain on sale of Holly Petroleum, Inc.	—	—	5,958
Equity in earnings of Holly Energy Partners	—	—	2,990

	(70,635)	(36,508)	(7,934)

Income from continuing operations before income taxes	192,363	43,803	187,746

Income tax provision:
Current	35,472	(30,062)	31,094
Deferred	23,840	37,522	32,934

	59,312	7,460	64,028

Income from continuing operations	133,051	36,343	123,718

Discontinued operations
Income from discontinued operations, net of taxes	—	4,425	2,918
Gain on sale of discontinued operations, net of taxes	—	12,501	—

Income from discontinued operations	—	16,926	2,918

Net income	133,051	53,269	126,636

Less net income attributable to noncontrolling interest	29,087	33,736	6,078

Net income attributable to Holly Corporation stockholders	$103,964	$19,533	$120,558

Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$103,964	$15,209	$119,206
Income from discontinued operations	—	4,324	1,352

Net income	$103,964	$19,533	$120,558

Earnings per share attributable to Holly Corporation stockholders — basic:
Income from continuing operations	$1.95	$0.30	$2.37
Income from discontinued operations	—	0.09	0.03

Net income	$1.95	$0.39	$2.40

Earnings per share attributable to Holly Corporation stockholders — diluted:
Income from continuing operations	$1.94	$0.30	$2.36
Income from discontinued operations	—	0.09	0.02

Net income	$1.94	$0.39	$2.38

Average number of common shares outstanding:
Basic	53,218	50,418	50,202
Diluted	53,609	50,603	50,549
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$133,051	$53,269	$126,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes discontinued operations)	117,529	99,633	63,789
SLC Pipeline distributions in excess of earnings (earnings in excess of distributions)	482	(419)	—
Deferred income taxes	23,840	37,522	32,934
Distributions in excess of equity in earnings of Holly Energy Partners	—	—	3,067
Equity based compensation expense	11,498	7,549	7,467
Gain on sale of assets, before income taxes	—	(14,479)	(5,958)
Change in fair value — interest rate swaps	1,464	175	2,282
Impairment of equity securities	—	—	3,724
(Increase) decrease in current assets:
Accounts receivable	(228,466)	(474,205)	331,978
Inventories	(96,854)	(17,904)	15,006
Income taxes receivable	(14,990)	(33,270)	10,006
Prepayments and other	369	(15,816)	(398)
Increase (decrease) in current liabilities:
Accounts payable	342,182	583,550	(393,186)
Accrued liabilities	22,414	1,651	(2,149)
Income taxes payable	—	—	1,781
Turnaround expenditures	(34,966)	(33,541)	(34,751)
Other, net	5,702	17,830	(6,738)

Net cash provided by operating activities	283,255	211,545	155,490

Cash flows from investing activities:
Additions to properties, plants and equipment — Holly Corporation	(188,129)	(269,552)	(383,742)
Additions to properties, plants and equipment — Holly Energy Partners	(25,103)	(32,999)	(34,317)
Acquisition of Tulsa Refinery facilities — Holly Corporation	—	(267,141)	—
Acquisition of logistics assets from Sinclair Oil Company — Holly Energy Partners	—	(25,665)	—
Investment in SLC Pipeline — Holly Energy Partners	—	(25,500)	—
Proceeds from sale of interest in Rio Grande Pipeline Company, net of transferred cash — Holly Energy Partners	—	31,865	—
Proceeds from sale of crude pipelines and tankage assets	—	—	171,000
Proceeds from sale of Holly Petroleum, Inc.	—	—	5,958
Increase in cash due to consolidation of Holly Energy Partners	—	—	7,295
Purchases of marketable securities	—	(175,892)	(769,142)
Sales and maturities of marketable securities	—	230,281	945,461
Investment in Holly Energy Partners	—	—	(290)

Net cash used for investing activities	(213,232)	(534,603)	(57,777)

Cash flows from financing activities:
Borrowings under credit agreement — Holly Corporation	310,000	94,000	—
Repayments under credit agreement — Holly Corporation	(310,000)	(94,000)	—
Borrowings under credit agreement — Holly Energy Partners	66,000	239,000	114,000
Repayments under credit agreement — Holly Energy Partners	(113,000)	(233,000)	(85,000)
Repayments under financing agreement — Holly Corporation	(1,028)	—	—
Proceeds from issuance of senior notes — Holly Corporation	—	287,925	—
Proceeds from issuance of senior notes — Holly Energy Partners	147,540	—	—
Proceeds from issuance of common units — Holly Energy Partners	—	133,035	—
Proceeds from Plains financing transaction	—	40,000	—
Deferred financing costs	(3,121)	(8,842)	(913)
Purchase of treasury stock	(1,368)	(1,214)	(151,106)
Contribution from joint venture partner	23,500	15,150	17,000
Dividends	(31,868)	(30,123)	(29,064)
Distributions to noncontrolling interest	(48,493)	(33,200)	(22,098)
Issuance of common stock upon exercise of options	118	134	1,005
Purchase of units for restricted grants	(2,704)	(616)	(795)
Excess tax (expense) benefit from equity based compensation	(1,094)	(1,209)	5,694
Other	—	(191)	—

Net cash provided by (used for) financing activities	34,482	406,849	(151,277)

Cash and cash equivalents:

Increase (decrease) for the period	104,505	83,791	(53,564)
Beginning of period	124,596	40,805	94,369

End of period	$229,101	$124,596	$40,805

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$66,674	$39,995	$14,346
Income taxes	$62,084	$19,344	$21,084
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Holly Corporation Stockholders’ Equity
				Accumulated Other		Non-
	Common	Additional	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	Interest	Total Equity
Balance at December 31, 2007	$733	$109,125	$1,054,974	$(19,076)	$(551,962)	$8,333	$602,127
Reconsolidation of Holly Energy Partners (March 1, 2008)	—	—	—	—	—	389,184	389,184
Net income	—	—	120,558	—	—	6,078	126,636
Dividends	—	—	(30,144)	—	—	—	(30,144)
Distributions to noncontrolling interest holders	—	—	—	—	—	(22,098)	(22,098)
Other comprehensive loss	—	—	—	(16,005)	—	(7,079)	(23,084)
Contribution from joint venture partner	—	—	—	—	—	18,500	18,500
Issuance of common stock upon exercise of stock options	2	1,003	—	—	—	—	1,005
Tax benefit from stock options	—	3,364	—	—	—	—	3,364
Issuance of restricted stock, net of forfeitures	—	5,476	—	—	—	—	5,476
Other equity based compensation	—	2,330	—	—	—	1,732	4,062
Purchase of units for restricted grants	—	—	—	—	—	(795)	(795)
Purchase of treasury stock	—	—	—	—	(138,838)	—	(138,838)
Other	—	—	—	—	—	937	937

Balance at December 31, 2008	$735	$121,298	$1,145,388	$(35,081)	$(690,800)	$394,792	$936,332
Net income	—	—	19,533	—	—	33,736	53,269
Dividends	—	—	(30,580)	—	—	—	(30,580)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,200)	(33,200)
Elimination of noncontrolling interest upon HEP’s sale of Rio Grande Pipeline Company	—	—	—	—	—	(8,718)	(8,718)
Other comprehensive income	—	—	—	9,381	—	2,021	11,402
Issuance of common shares	28	73,972	—	—	—	—	74,000
Issuance of HEP common units, net of issuing costs	—	—	—	—	—	186,801	186,801
Contribution from joint venture partner	—	—	—	—	—	13,650	13,650
Issuance of common stock upon exercise of stock options	1	134	—	—	—	—	135
Tax benefit from stock options	—	371	—	—	—	—	371
Issuance of restricted stock, net of forfeitures	—	5,270	—	—	—	—	5,270
Other equity based compensation	—	(5,480)	—	—	6,083	699	1,302
Purchase of treasury stock	—	—	—	—	(1,214)	—	(1,214)
Other	—	—	—	—	—	(1,039)	(1,039)

Balance at December 31, 2009	$764	$195,565	$1,134,341	$(25,700)	$(685,931)	$588,742	$1,207,781
Net income	—	—	103,964	—	—	29,087	133,051
Dividends	—	—	(31,977)	—	—	—	(31,977)
Distributions to noncontrolling interest holders	—	—	—	—	—	(48,493)	(48,493)
Other comprehensive loss	—	—	—	(546)	—	(1,623)	(2,169)
Contribution from joint venture partner	—	—	—	—	—	23,500	23,500
Issuance of common stock upon exercise of stock options	—	118	—	—	—	—	118
Tax benefit from stock options	—	416	—	—	—	—	416
Issuance of restricted stock, net of forfeitures	—	7,773	—	—	—	—	7,773
Other equity based compensation	(1)	(9,494)	—	—	9,495	2,215	2,215
Purchase of treasury stock	—	—	—	—	(1,368)	—	(1,368)
Other	—	—	—	—	—	(2,708)	(2,708)

Balance at December 31, 2010	$763	$194,378	$1,206,328	$(26,246)	$(677,804)	$590,720	$1,288,139

See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Net income	$133,051	$53,269	$126,636

Other comprehensive income (loss):

Securities available-for-sale:
Unrealized gain (loss) on available-for-sale securities	114	173	1,146
Reclassification adjustment to net income on sale of marketable securities	—	236	(1,315)

Total unrealized gain (loss) on available-for-sale securities	114	409	(169)

Hedging instruments:
Change in fair value of cash flow hedging instruments	(1,999)	3,726	(12,967)
Reclassification adjustment to net income on maturity/settlement of cash flow hedging instruments	1,076	—	—

Total unrealized gain (loss) on hedging instruments	(923)	3,726	(12,967)

Retirement medical obligation adjustment	(238)	742	1,433
Minimum pension liability adjustment	(1,470)	12,497	(21,572)

Other comprehensive income (loss) before income taxes	(2,517)	17,374	(33,275)

Income tax expense (benefit)	(348)	5,972	(10,191)

Other comprehensive income (loss)	(2,169)	11,402	(23,084)

Total comprehensive income	130,882	64,671	103,552

Less noncontrolling interest in comprehensive income (loss)	27,464	35,757	(1,001)

Comprehensive income attributable to Holly Corporation stockholders	$103,418	$28,914	$104,553

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
We are principally an independent petroleum refiner that produces high value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. Navajo Refining Company, L.L.C., one of our wholly-owned subsidiaries, owns a petroleum refinery in Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery can process sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. Our refinery located just north of Salt Lake City, Utah (the “Woods Cross Refinery”) is operated by Holly Refining & Marketing Company — Woods Cross, one of our wholly-owned subsidiaries. This facility is a high conversion refinery that primarily processes regional sweet (lower sulfur) and sour Canadian crude oils. Our refinery located in Tulsa, Oklahoma (the “Tulsa Refinery”) is comprised of two facilities, the Tulsa Refinery west and east facilities. See Note 2 for additional information on the Tulsa Refinery facilities acquired in 2009.
At December 31, 2010, we owned a 34% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest. HEP has logistic assets including petroleum product and crude oil pipelines located in Texas, New Mexico, Oklahoma and Utah; ten refined product terminals; a jet fuel terminal; loading rack facilities at each of our three refineries, a refined products tank farm facility and on-site crude oil tankage at our Navajo, Woods Cross and Tulsa Refineries. Additionally, HEP owns a 25% interest in SLC Pipeline LLC (“SLC Pipeline”), a new 95-mile intrastate pipeline system that serves refiners in the Salt Lake City area.
We sold substantially all of the oil and gas properties of Holly Petroleum, Inc. (“HPI”), a subsidiary that previously conducted a small-scale oil and gas exploration and production program, in 2008 for $6 million, resulting in a gain of $6 million.
Principles of Consolidation: Our consolidated financial statements include our accounts and the accounts of partnerships and joint ventures that we control through a 50% or more ownership interest or through a controlling financial interest with respect to variable interest entities. All significant intercompany transactions and balances have been eliminated.
Use of Estimates: The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Accounts Receivable: The majority of the accounts receivable are due from companies in the petroleum industry. Credit is extended based on evaluation of the customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on current sales levels as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.1 million and $2.5 million at December 31, 2010 and 2009, respectively.
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
Long-lived assets: We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. No impairments of long-lived assets were recorded during the years ended December 31, 2010, 2009 and 2008.
Asset Retirement Obligations: We record legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded as a liability with the associated retirement costs capitalized as part of the asset’s carrying amount in the period in which it is incurred and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value.
We have asset retirement obligations with respect to certain assets due to legal obligations to clean and/or dispose of various component parts at the time they are retired. At December 31, 2010, we have an asset retirement obligation of $7.5 million, which is included in “Other long-term liabilities” in our consolidated balance sheets. This includes $5.8 million in asset retirement obligations acquired in connection with our Tulsa Refinery facility acquisitions in 2009 (see Note 2). Accretion expense was insignificant for the years ended December 31, 2010, 2009 and 2008.
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

As of December 31, 2010, our goodwill balance was $81.6 million. We recorded $32.5 million in goodwill due to our reconsolidation of HEP effective March 1, 2008. Additionally, HEP recorded $49.1 million in goodwill related to its acquisition of certain logistics and storage assets from Sinclair in December 2009 (see Note 3). Based on our impairment assessment as of December 31, 2010, we determined that the fair value of the reporting unit’s goodwill exceeded the carrying value and therefore no impairment has occurred.
In addition to goodwill, our consolidated HEP assets include a third-party transportation agreement that currently generates minimum annual cash inflows of $22.7 million and has an expected remaining term through 2035. The transportation agreement is being amortized on a straight-line basis through 2035 that results in annual amortization expense of $2 million. At December 31, 2010, the balance of this transportation agreement was $48.5 million, net of accumulated amortization of $11.7 million, which is included in “Intangibles and other” in our consolidated balance sheets.
There were no impairments of intangible assets or goodwill during the years ended December 31, 2010, 2009 and 2008.
Variable Interest Entity: HEP is a VIE as defined under GAAP. A VIE is a legal entity whose equity owners do not have sufficient equity at risk or a controlling interest in the entity, or have voting rights that are not proportionate to their economic interest. As the general partner of HEP, we have the sole ability to direct the activities of HEP that most significantly impact HEP’s economic performance. Additionally, since our obligation to absorb losses and receive benefits from HEP are significant to HEP, we are HEP’s primary beneficiary and therefore we consolidate HEP.
We reconsolidated HEP effective March 1, 2008, following its acquisition of our crude pipeline and tankage assets (see Note 3). Prior to March 1, 2008, we accounted for our investment in HEP using the equity method of accounting whereby we recorded our pro-rata share of earnings in HEP. Contributions to and distributions from HEP were recorded as adjustments to our investment balance.
Investments in Joint Ventures: We consolidate the results of joint ventures in which we have an ownership interest of greater than 50% and use the equity method of accounting for investments in which we have a 50% or less ownership interest.
In March 2009, HEP acquired a 25% joint venture interest in the SLC Pipeline that is accounted for using the equity method of accounting. As of December 31, 2010, HEP’s underlying equity in the SLC Pipeline was $61.2 million compared to its recorded investment balance of $25.4 million, a difference of $35.8 million. This is attributable to the difference between HEP’s contributed capital and its allocated equity at formation of the SLC Pipeline. This difference is being amortized as an adjustment to HEP’s pro-rata share of earnings.
Derivative Instruments: All derivative instruments are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value. Changes in the derivative instrument’s fair value are recognized in earnings unless specific hedge accounting criteria are met. See Note 13, Derivative Instruments and Hedging Activities for additional information.
Revenue Recognition: Refined product sales and related cost of sales are recognized when products are shipped and title has passed to customers. HEP recognizes pipeline transportation revenues as products are shipped through its pipelines. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported in cost of products sold.
Depreciation: Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 25 years for refining, pipeline and terminal facilities, 5 years for transportation vehicles, 10 to 40 years for buildings and improvements and 5 to 30 years for other fixed assets.
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
On December 1, 2009, we acquired the Tulsa Refinery east facility, a 75,000 BPSD refinery from an affiliate of Sinclair Oil Company (“Sinclair”) also located in Tulsa, Oklahoma for $183.3 million, including crude oil, refined product and other inventories valued at $46.4 million. The total purchase price consisted of $109.3 million in cash and 2,789,155 shares of our common stock having a value of $74 million. Additionally, we reimbursed Sinclair $8.4 million upon their completion of certain environmental projects at the refinery in July 2010. The refinery also produces gasoline, diesel fuel and jet fuel products and also serves markets in the Mid-Continent region of the

United States. We are integrating the operations of both Tulsa Refinery facilities. This will result in the Tulsa Refinery having an integrated crude processing rate of 125,000 BPSD.
In accounting for these combined acquisitions, we recorded $20.6 million in materials and supplies, $139.2 million in crude oil and refined products inventory, $203.8 million in properties, plants and equipment, $8.2 million in prepayments and other, $6.3 million in accrued liabilities and $24.4 million in other long-term liabilities. The acquired liabilities primarily relate to environmental and asset retirement obligations. Additionally, we incurred $3.1 million in costs directly related to these acquisitions that were expensed as acquisition costs in 2009.
NOTE 3: Holly Energy Partners
HEP, a consolidated VIE, is a publicly held master limited partnership that was formed to acquire, own and operate the petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities that support our refining and marketing operations in west Texas, New Mexico, Utah, Oklahoma, Idaho and Arizona. HEP also owns and operates refined product pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas.
As of December 31, 2010, we owned a 34% interest in HEP, including the 2% general partner interest. We are HEP’s primary beneficiary and therefore we consolidate HEP. See Note 21 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated balances.
HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 80% of HEP’s total revenues for the year ended December 31, 2010. We do not provide financial or equity support through any liquidity arrangements and /or guarantees to HEP.
HEP has outstanding debt under a senior secured revolving credit agreement and its senior notes. With the exception of the assets of HEP Logistics Holdings, L.P., one of our wholly-owned subsidiaries and HEP’s general partner, HEP’s creditors have no recourse to our assets. Any recourse to HEP’s general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 12 for a description of HEP’s debt obligations.
At December 31, 2010, we have an agreement to pledge 5,000,000 of our HEP common units to collateralize certain crude oil purchases in 2011. These units represent a 22% ownership interest in HEP.
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
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, HEP acquired from Sinclair storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at what is now our Tulsa Refinery east facility for $79.2 million. The purchase price consisted of $25.7 million in cash, including $4.2 million in taxes and 1,373,609 of HEP’s common units having a fair value of $53.5 million.
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
Since HEP is a consolidated VIE, our transactions with HEP including fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.
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
The following table provides income statement information related to discontinued operations:

	Years Ended December 31,
	2009	2008
	(In thousands)
Income from discontinued operations before income taxes	$5,367	$3,716
Income tax expense	(942)	(798)

Income from discontinued operations, net	4,425	2,918

Gain on sale of discontinued operations before income taxes	14,479	—
Income tax expense	(1,978)	—

Gain on sale of discontinued operations, net	12,501	—

Income from discontinued operations, net	$16,926	$2,918

2008 Crude Pipelines and Tankage Transaction
On February 29, 2008, we sold certain crude pipelines and tankage assets to HEP for $180 million. The assets consisted of crude oil trunk lines that deliver crude oil to our Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline between Artesia and Roswell, New Mexico and a leased jet fuel terminal in Roswell, New Mexico. Consideration received consisted of $171 million in cash and 217,497 HEP common units having a fair value of $9 million. At the time of this transaction, HEP was not a consolidated entity, therefore, the assets were transferred at fair value.
Under GAAP, HEP’s acquisition of these assets qualified as a reconsideration event whereby we reassessed whether HEP continued to qualify as a VIE. Following this transfer, we determined that HEP continued to qualify as a VIE, and furthermore, we determined that our beneficial interest in HEP exceeded 50%. Therefore, we reconsolidated HEP effective March 1, 2008.
The balance sheet impact of our reconsolidation of HEP on March 1, 2008 was an increase in cash of $7.3 million, an increase in other current assets of $5.9 million, an increase in properties, plant and equipment of $336.9 million, an increase in goodwill, intangibles and other assets of $86.5 million, an increase in current liabilities of $19.6 million, an increase in long-term debt of $338.5 million, an increase in deferred income taxes of $5 million, a decrease in other long-term liabilities of $0.5 million, an increase in minority interest of $389.1 million and a decrease in distributions in excess of investment in HEP of $315.1 million.
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
Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP’s pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. These minimum annual payments are adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in PPI or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the HEP IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following the July 1, 2010 PPI rate adjustments, these agreements will result in minimum annualized payments to HEP of $133 million.

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
Transactions prior to Reconsolidation
We have related party transactions with HEP for pipeline and terminal expenses, certain employee costs, insurance costs and administrative costs under our long-term transportation agreements and our omnibus agreement with HEP. Effective March 1, 2008, we reconsolidated HEP. As a result, our financial statements include the consolidated results of HEP and intercompany transactions with HEP are eliminated. Related party transactions prior to our reconsolidation of HEP are as follows:
•	Pipeline and terminal expenses paid to HEP were $10.6 million for the period from January 1, 2008 through February 29, 2008.

•	We charged HEP $0.4 million for the period from January 1, 2008 through February 29, 2008 for general and administrative services under an omnibus agreement that we have with HEP that we recorded as a reduction in expenses.

•	HEP reimbursed us for costs of employees supporting their operations of $2.1 million for the period from January 1, 2008 through February 29, 2008 which we recorded as a reduction in expenses.

•	We received as regular distributions on our subordinated units, common units and general partner interest $6.1 million for the period from January 1, 2008 through February 29, 2008. Our distributions included $0.7 million for the period from January 1, 2008 through February 29, 2008 in incentive distributions with respect to our general partner interest.
Note 4: Financial Instruments
Our financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, debt and derivative instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-tem maturity of these instruments.
Debt consists of outstanding principal under HEP’s $300 million revolving credit agreement (the “HEP Credit agreement”), our 9.875% senior notes due 2017 (the “Holly 9.875% Senior Notes”), HEP’s 6.25% senior notes due 2015 (the “HEP 6.25% Senior Notes”) and HEP’s 8.25% senior notes due 2018 (the “HEP 8.25% Senior Notes”). The $159 million carrying amount of outstanding debt under the HEP Credit Agreement approximates fair value as interest rates are reset frequently using current interest rates. At December 31, 2010, the estimated fair value of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $327 million, $183.2 million and $156.8 million, respectively. These fair value estimates are based on market quotes provided from a third-party bank. See Note 12 for additional information on these instruments.
Fair Value Measurements
Fair value measurements are derived using inputs, (assumptions that market participants would use in pricing an asset or liability, including assumptions about risk). GAAP categorizes inputs used in fair value measurements into three broad levels as follows:
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
We have commodity price swaps and HEP has an interest rate swap that are measured at fair value on a recurring basis using Level 2 inputs. With respect to these instruments, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP’s interest rate swap. See Note 13 for additional information on these swap contracts, including fair value measurements.
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

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Earnings attributable to Holly Corporation stockholders:
Income from continuing operations	$103,964	$15,209	$119,206

Average number of shares of common stock outstanding	53,218	50,418	50,202
Effect of dilutive stock options, variable restricted shares and performance share units	391	185	347

Average number of shares of common stock outstanding assuming dilution	53,609	50,603	50,549

Basic earnings per share from continuing operations	$1.95	$0.30	$2.37

Diluted earnings per share from continuing operations	$1.94	$0.30	$2.36
NOTE 6: Stock-Based Compensation
On December 31, 2010, we had three principal share-based compensation plans, that are described below (collectively, the “Long-Term Incentive Compensation Plan”). The compensation cost that has been charged against income for these plans was $9.3 million, $6.8 million and $7.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.6 million, $2.6 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods. At December 31, 2010, 1,625,678 shares of common stock were reserved for future grants under the current Long-Term Incentive Compensation Plan, which reservation allows for awards of options, restricted stock, or other performance awards.
Additionally, HEP maintains share-based compensation plans for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plans for the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $1.2 million and $1.7 million, respectively.

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
A summary of option activity and changes during the year ended December 31, 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at January 1, 2010	40,200	$2.98
Exercised	40,200	2.98

Outstanding and exercisable at December 31, 2010	—	$—	—	$—

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $1.1 million, $0.9 million and $8.6 million, respectively.
Cash received from option exercises under the stock option plans were $0.1 million, $0.1 million and $1 million, for the years ended December 31, 2010, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock option plans totaled $0.4 million, $0.4 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
A summary of restricted stock activity and changes during the year ended December 31, 2010 is presented below:

		Weighted-
		Average
		Grant-Date	Aggregate Intrinsic
Restricted Stock	Grants	Fair Value	Value ($000)
Outstanding at January 1, 2010 (non-vested)	284,450	$31.82
Vesting and transfer of ownership to recipients	(119,557)	34.94
Granted	188,502	29.04
Forfeited	(6,399)	27.53

Outstanding at December 31, 2010 (non-vested)	346,996	$29.31	$14,147

The total fair value of restricted stock vested and transferred to recipients during the years ended December 31, 2010, 2009 and 2008 was $4.2 million, $3.4 million and $2.5 million, respectively. As of December 31, 2010, there was $2.2 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 0.9 year.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years. Under the terms of our performance share unit grants, awards are subject to financial performance criteria.
During the year ended December 31, 2010, we granted 110,489 performance share units having a fair value based on our grant date closing stock price of $29.17. These units are payable in stock and are subject to certain financial performance criteria.
The fair value of each performance share unit award is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of December 31, 2010, estimated share payouts for outstanding non-vested performance share unit awards ranged from 130% to 150%.
A summary of performance share unit activity and changes during the year ended December 31, 2010 is presented below:

Performance Share Units	Grants
Outstanding at January 1, 2010 (non-vested)	215,170
Vesting and transfer of ownership to recipients	(38,653)
Granted	110,489
Forfeited	(8,913)

Outstanding at December 31, 2010 (non-vested)	278,093

For the year ended December 31, 2010 we issued 66,483 shares of our common stock having a fair value of $2.2 million related to vested performance share units, representing a 172% payout. Based on the weighted average grant date fair value of $29.94 there was $4.5 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.2 years.
NOTE 7: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio consists of cash and cash equivalents at December 31, 2010. In addition, we own 1,000,000 shares of Connacher Oil and Gas Limited common stock that was received as partial consideration upon the sale of our Montana refinery in 2006.
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

The following is a summary of our available-for-sale securities:

	Available-for-Sale Securities
			Estimated Fair
		Gross	Value
		Unrealized	(Net Carrying
	Amortized Cost	Gain	Amount)
	(In thousands)
December 31, 2010

Equity securities	$610	$733	$1,343

December 31, 2009

Equity securities	$604	$619	$1,223

There were no sales or maturities of marketable securities for the year ended December 31, 2010. For the year ended December 31, 2009, we received a total of $230.3 million related to sales and maturities of marketable debt securities.
We recorded a $3.7 million impairment loss related to our investment in Connacher common stock during the year ended December 31, 2008. Although this investment in equity securities having a cost basis of $4.3 million was in an unrealized loss position for less than 12-months, we accounted for this as an other-than-temporary decline due to the severity of the loss in fair value of this investment.
NOTE 8: Inventories
Inventory consists of the following components:

	December 31,
	2010	2009
	(In thousands)
Crude oil	$96,570	$60,874
Other raw materials and unfinished products (1)	68,792	42,783
Finished products (2)	188,274	155,925
Process chemicals (3)	22,512	22,823
Repairs and maintenance supplies and other	24,219	21,108

Total inventory	$400,367	$303,513

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include catalysts, additives and other chemicals.
The excess of current cost over the LIFO value of inventory was $284 million and $207 million at December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, we recognized a $4.1 million reduction in cost of products sold. This cost reduction resulted from liquidation of certain LIFO inventory quantities that were carried at lower costs compared to 2010 LIFO inventory acquisition costs. For the year ended December 31, 2009, we recognized an $8.4 million charge to cost of products sold. This charge resulted from liquidations of certain LIFO inventory quantities that were carried at higher costs compared to 2009 LIFO inventory acquisition costs.

NOTE 9: Properties, Plants and Equipment

	December 31,
	2010	2009
	(In thousands)
Land, buildings and improvements	$91,169	$73,973
Refining facilities	1,174,980	981,594
Pipelines and terminals	539,045	478,522
Transportation vehicles	20,972	20,760
Other fixed assets	83,199	80,546
Construction in progress	306,463	366,460

	2,215,828	2,001,855
Accumulated depreciation	(459,137)	(371,885)

	$1,756,691	$1,629,970

During the years ended December 31, 2010 and 2009 we capitalized $7.2 million and $3.2 million, respectively, in interest attributable to construction projects.
Depreciation expense was $94 million, $78.4 million and $53.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 includes $27 million, $25 million and $17.5 million, respectively, of depreciation expense attributable to the operations of HEP.
NOTE 10: Joint Venture
Under a definitive agreement with Sinclair, we are jointly building a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”). Under the agreement, we own a 75% interest in the joint venture pipeline with Sinclair, our joint venture partner, owning the remaining 25% interest. The initial capacity of the pipeline will be 62,000 BPD (based on gasoline equivalents), with the capacity for further expansion to 120,000 BPD. The current total cost of the pipeline project including terminals is expected to be approximately $325 million, with our share of the cost totaling $244 million. This includes the construction of ethanol blending and storage facilities at the Cedar City terminal. We have commenced the final construction phase of the pipeline and expect the pipeline to be mechanically complete in the second quarter of 2011.
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
NOTE 11: Environmental Costs
Consistent with our accounting policy for environmental remediation costs, we expensed $4.2 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively, for environmental remediation obligations. During 2010, we revised certain environmental accruals to reflect current cost assessments reducing our environmental accrual by $0.6 million. The accrued environmental liability reflected in the consolidated balance sheets was $26.2 million and $30.4 million at December 31, 2010 and 2009, respectively, of which $20.4 million and $24.2 million, respectively, was classified as other long-term liabilities. These accruals reflect $22.3 million of environmental obligations that we assumed in connection with our Tulsa Refinery west and east facilities acquired in 2009. Costs of future expenditures for environmental remediation that are expected to be incurred over the next several years are not discounted to their present value.

NOTE 12: Debt
Holly Credit Agreement
We have a $400 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. The Holly Credit Agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at December 31, 2010. At December 31, 2010, we had no outstanding borrowings and outstanding letters of credit totaling $71 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $329 million at December 31, 2010. We entered into an amendment to the Holly Credit Agreement in May 2010 that changed certain financial covenants and provided other enhancements to the agreement.
HEP Credit Agreement
At December 31, 2010, the HEP Credit Agreement consisted of a $300 million senior secured revolving credit facility expiring in August 2011 with an outstanding balance of $159 million. On February 14, 2011, the HEP Credit Agreement was amended, slightly reducing the size of the credit facility from $300 million to $275 million (the “HEP Amended Credit Agreement”). The HEP Amended Credit Agreement expires in February 2016; provided that the HEP Amended Credit Agreement will expire on September 1, 2014 in the event that, on or prior to such date, the 6.25% HEP Senior Notes have not been repurchased, refinanced, extended or repaid. The HEP Amended Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes.
HEP’s obligations under the HEP Amended Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our Consolidated Balance Sheets). Indebtedness under the HEP Amended Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s material, wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. During the first quarter of 2010, our previous agreements to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to a $171 million aggregate principal amount of borrowings under the HEP Credit Agreement were terminated.
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
HEP Senior Notes Due 2015
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

The HEP 6.25% Senior Notes having an aggregate principle amount of $185 million mature March 1, 2015 and are registered with the SEC. The HEP 6.25% Senior Notes and HEP 8.25% Senior Notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.
Indebtedness under the HEP Senior Notes is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. However, any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. During the first quarter of 2010, our previous agreement to indemnify HEP’s controlling partner to the extent it makes any payment in satisfaction of debt service due on up to $35 million of the principal amount of the HEP 6.25% Senior Notes was terminated.
Holly Financing Obligation
In October 2009, we sold approximately 400,000 barrels of crude oil tankage at our Tulsa Refinery west facility as well as certain crude oil pipeline receiving facilities to Plains for $40 million in cash. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits for crude oil purchased by them and delivered to our Tulsa Refinery west facility for storage. Due to our continuing involvement in these assets, this transaction has been accounted for as a financing obligation. As a result, we retained these assets on our books and recorded a liability representing the $40 million in proceeds received.
The carrying amounts of long-term debt are as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)
Holly 9.875% Senior Notes
Principal	$300,000	$300,000
Unamortized discount	(10,491)	(11,549)

	289,509	288,451
Holly financing obligation
Principal	38,781	39,809

Total Holly long-term debt	328,290	328,260

HEP Credit Agreement	159,000	206,000

HEP 6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(10,961)	(13,593)
Unamortized premium — dedesignated fair value hedge	1,444	1,791

	175,483	173,198

HEP 8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,212)	—

	147,788	—

Total HEP long-term debt	482,271	379,198

Total long-term debt	$810,561	$707,458

NOTE 13: Derivative Instruments and Hedging Activities
Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in crude oil and refined products, as well as volatility in the price of natural gas used in our refining operations.
We periodically enter into derivative contracts in the form of commodity price swaps to mitigate price exposure with respect to:
•	our inventory positions;

•	natural gas purchases;

•	costs of crude oil; and

•	prices of refined products.
As of December 31, 2010, we have outstanding commodity price swap contracts serving as economic hedges to protect the value of a temporary crude oil inventory build of 120,000 barrels against price volatility. These contracts are measured quarterly at fair value with offsetting adjustments (gains / losses) recorded directly to cost of products sold.
We also have outstanding price swap contracts that fix our purchase price on forecasted natural gas purchases aggregating of 1,500,000 MMBTUs to be ratably purchased between January and March 2011 at a weighted-average cost of $4.20 per MMBTU. These price swap contracts have been designated as cash flow hedges and mature in March 2011.
Under hedge accounting, a cash flow hedge is adjusted quarterly to fair value with offsetting fair value adjustments to other comprehensive income. These fair value adjustments (gains / losses) are later reclassified into earnings as the hedging instrument matures. Also on a quarterly basis, hedge effectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any ineffectiveness is reclassified from accumulated other comprehensive income into earnings.
Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.
As of December 31, 2010, HEP has an interest rate swap contract that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million HEP Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin of 1.75%, which equaled an effective interest rate of 5.49% as of December 31, 2010. This interest rate swap contract has been designated as a cash flow hedge and matures in February 2013.
This contract initially hedged variable LIBOR interest on $171 million in outstanding HEP Credit Agreement debt. In May 2010, HEP repaid $16 million of the HEP Credit Agreement debt and also settled a corresponding portion of its interest rate swap agreement having a notional amount of $16 million for $1.1 million. Upon payment, HEP reduced its swap liability and reclassified a $1.1 million charge from accumulated other comprehensive loss to interest expense, representing the application of hedge accounting prior to settlement.

The following table presents balance sheet locations and related fair values of outstanding derivative instruments.

	Balance Sheet		Location of	Offsetting
Derivative Instruments	Location	Fair Value	Offsetting Balance	Amount
	(Dollars in thousands)
December 31, 2010

Derivatives designated as cash flow hedging instruments:

Variable-to-fixed commodity price swap contracts (forecasted volumes of natural gas purchases)	Accrued liabilities	$38	Accumulated other comprehensive loss	$38

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

Derivatives not designated as hedging instruments:

Fixed-to-variable rate swap contracts (various inventory positions)	Accrued liabilities	$497	Cost of products sold	$497

December 31, 2009

Derivative designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($171 million LIBOR based debt interest payments)	Other long-term liabilities	$9,141	Accumulated other comprehensive loss	$9,141

Derivatives not designated as hedging instruments:

Fixed-to-variable interest rate swap contract ($60 million of HEP 6.25% Senior Notes)	Other assets	$2,294	Long-term debt	$1,791	(1)
			Equity	503	(2)

		$2,294		$2,294

Variable-to-fixed interest rate swap contract ($60 million of HEP 6.25% Senior Notes)	Other long-term liabilities	$2,555	Equity	$2,555	(2)

(1)	Represents unamortized balance of a deferred hedge premium attributable to HEP’s fair value hedge that was dedesignated in 2008 that is being amortized as a reduction to interest expense over the remaining term of the HEP 6.25% Senior Notes.

(2)	Represents prior year charges to interest expense.
For the year ended December 31, 2010, we recognized a $1.3 million charge to cost of products sold and a $0.4 million charge to operating expenses that are attributable to losses resulting from fair value changes to our commodity price swap contracts.
For the years ended December 31, 2010, 2009 and 2008, HEP recognized $1.5 million, $0.2 million and $2.3 million, respectively, in charges to interest expense as a result of fair value changes to its interest rate swap contracts.
There was no ineffectiveness on the cash flow hedges during the periods covered in these consolidated financial statements.
NOTE 14: Income Taxes
The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Current
Federal	$30,999	$(24,876)	$27,795
State	4,473	(2,266)	4,097
Deferred
Federal	21,796	33,269	27,727
State	2,044	4,253	5,207

	$59,312	$10,380	$64,826

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Tax computed at statutory rate	$67,327	$15,331	$65,711
State income taxes, net of federal tax benefit	4,372	1,708	7,322
Federal tax credits	(158)	(65)	(1,896)
Domestic production activities deduction	(940)	—	(2,380)
Tax exempt interest	—	(168)	(2,772)
Discontinued operations (including noncontrolling interest)	—	7,720	1,820
Noncontrolling interest in continuing operations	(11,315)	(13,123)	(2,739)
Other	26	(1,023)	(240)

	$59,312	$10,380	$64,826

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities for continuing operations as of December 31, 2010 and 2009 are as follows:

	December 31, 2010
	Assets	Liabilities	Total
	(In thousands)
Deferred taxes
Accrued employee benefits	$9,235	$—	$9,235
Accrued postretirement benefits	2,126	—	2,126
Accrued environmental costs	556	—	556
Inventory differences	258	(8,612)	(8,354)
Deferred Turnaround Costs	—	(356)	(356)
Prepayments and other	4,458	(2,874)	1,584

Total current(1)	16,633	(11,842)	4,791
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	—	(207,861)	(207,861)
Accrued postretirement benefits	18,319	(2,558)	15,761
Accrued environmental costs	947	—	947
Deferred turnaround costs	—	(23,326)	(23,326)
Investment in HEP	78,851	(4,211)	74,640
Other	11,626	(3,722)	7,904

Total noncurrent	109,743	(241,678)	(131,935)

Total	$126,376	$(253,520)	$(127,144)

	December 31, 2009
	Assets	Liabilities	Total
	(In thousands)
Deferred taxes
Accrued employee benefits	$7,701	$—	$7,701
Accrued postretirement benefits	1,812	—	1,812
Accrued environmental costs	2,339	—	2,339
Inventory differences	7,951	—	7,951
Prepayments and other	2,423	(3,321)	(898)

Total current(1)	22,226	(3,321)	18,905
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	—	(176,889)	(176,889)
Accrued postretirement benefits	13,488	—	13,488
Accrued environmental costs	9,420	—	9,420
Deferred turnaround costs	—	(18,257)	(18,257)
Investment in HEP	47,188	(4,507)	42,681
Other	7,512	(2,540)	4,972

Total noncurrent	77,608	(202,193)	(124,585)

Total	$99,834	$(205,514)	$(105,680)

(1)	Our net current deferred tax assets are classified as other current assets under “Prepayments and other” in our consolidated balance sheets.

The total amount of unrecognized tax benefits as of December 31, 2010, was $2 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for
Unrecognized
Tax Benefits
(In thousands)
Balance at January 1, 2010	$1,964
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	6
Reductions for tax positions of prior years	(106)

Balance at December 31, 2010	$1,864

Included in the unrecognized tax benefits at December 31, 2010 are $1.1 million of tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.
We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. During the year ended December 31, 2010, we recognized $0.6 million tax benefit (net of interest) as a component of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties. We do not expect that unrecognized tax benefits for tax positions taken with respect to 2010 and prior years will significantly change over the next twelve months.
We are subject to U.S. federal income tax, New Mexico, Utah and Oklahoma income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all U.S. federal, state and local income tax matters for tax years through December 31, 2005. In late 2010, the Internal Revenue Service commenced an examination of our U.S. federal tax returns for the tax years ended December 31, 2006, 2007 and 2008. We anticipate that these audits will be completed by the end of 2012.
NOTE 15: Stockholders’ Equity
Shares of our common stock outstanding and activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Years Ended December 31,
	2010	2009	2008
Common shares outstanding at beginning of year	53,066,269	49,943,220	52,616,169
Common shares issued to Sinclair in connection with Tulsa Refinery east facility acquisition	—	2,789,155	—
Issuance of common stock upon exercise of stock options	40,200	45,000	406,000
Issuance of restricted stock, excluding restricted stock with performance feature	141,443	154,078	46,943
Vesting of performance units	70,143	146,664	84,948
Vesting of restricted stock with performance feature	6,150	49,719	57,572
Forfeitures of restricted stock	(15,042)	(1,633)	(2,033)
Purchase of treasury stock(1)	(44,475)	(59,934)	(3,266,379)

Common shares outstanding at end of year	53,264,688	53,066,269	49,943,220

(1)	Includes 44,475, 59,934 and 55,515 shares purchased in 2010, 2009 and 2008, respectively, under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock.
Under a common stock repurchase program, we purchased 3,228,489 shares during the year ended December 31, 2008 at a cost of $137.1 million or an average of $42.48 per share. This program has been inactive since 2008.
During the years ended December 31, 2010, 2009 and 2008, we repurchased shares of our common stock at market price from certain employees costing $1.2 million, $1.2 million and $2 million, respectively. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.

NOTE 16: Other Comprehensive Income (Loss)
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2010
Unrealized gain on available-for-sale securities	$114	$42	$72
Unrealized loss on hedging activities	(923)	275	(1,198)
Retirement medical obligation adjustment	(238)	(93)	(145)
Minimum pension liability adjustment	(1,470)	(572)	(898)

Other comprehensive loss	(2,517)	(348)	(2,169)
Less other comprehensive loss attributable to noncontrolling interest	(1,623)	—	(1,623)

Other comprehensive loss attributable to Holly stockholders	$(894)	$(348)	$(546)

Year Ended December 31, 2009
Unrealized gain on available-for-sale securities	$409	$158	$251
Unrealized gain on hedging activities	3,726	663	3,063
Retirement medical obligation adjustment	742	289	453
Minimum pension liability adjustment	12,497	4,862	7,635

Other comprehensive income	17,374	5,972	11,402
Less other comprehensive income attributable to noncontrolling interest	2,021	—	2,021

Other comprehensive income attributable to Holly stockholders	$15,353	$5,972	$9,381

Year Ended December 31, 2008
Unrealized loss on available-for-sale securities	$(169)	$(67)	$(102)
Unrealized loss on hedging activities	(12,967)	(2,290)	(10,677)
Retirement medical obligation adjustment	1,433	557	876
Minimum pension liability adjustment	(21,572)	(8,391)	(13,181)

Other comprehensive loss	(33,275)	(10,191)	(23,084)
Less other comprehensive loss attributable to noncontrolling interest	(7,079)	—	(7,079)

Other comprehensive loss attributable to Holly stockholders	$(26,196)	$(10,191)	$(16,005)

The temporary unrealized gain (loss) on available-for-sale securities is due to changes in market prices of securities.
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	December 31,
	2010	2009
	(In thousands)
Pension obligation adjustment	$(22,672)	$(21,774)
Retiree medical obligation adjustment	(1,894)	(1,749)
Unrealized gain on securities available-for-sale	451	379
Unrealized loss on hedging activities, net of noncontrolling interest	(2,131)	(2,556)

Accumulated other comprehensive loss	$(26,246)	$(25,700)

NOTE 17: Retirement Plans
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
The following table sets forth the changes in the benefit obligation and plan assets of our retirement plan for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(In thousands)
Change in plan’s benefit obligation
Pension plan’s benefit obligation — beginning of year	$81,170	$74,488
Service cost	4,595	4,314
Interest cost	5,154	4,943
Benefits paid	(4,825)	(3,726)
Actuarial (gain) loss	7,989	1,151

Pension plan’s benefit obligation — end of year	$94,083	$81,170

Change in pension plan assets
Fair value of plan assets — beginning of year	$55,618	$45,342
Actual return on plan assets	8,297	12,977
Benefits paid	(4,825)	(3,726)
Employer contributions	5,400	1,025

Fair value of plan assets — end of year	$64,490	$55,618

Funded status
Under-funded balance	$(29,593)	$(25,552)

Amounts recognized in consolidated balance sheets
Accrued pension liability	$(29,593)	$(25,552)

Amounts recognized in accumulated other comprehensive loss
Actuarial loss	$(33,750)	$(31,677)
Prior service cost	(2,420)	(2,811)

Total	$(36,170)	$(34,488)

The accumulated benefit obligation was $75.4 million and $65 million at December 31, 2010 and 2009, respectively. The measurement dates used for our retirement plan were December 31, 2010 and 2009.
The weighted average assumptions used to determine end of period benefit obligations:

	December 31,
	2010	2009
Discount rate	5.65%	6.20%
Rate of future compensation increases	4.00%	4.00%
Net periodic pension expense consisted of the following components:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Service cost — benefit earned during the year	$4,595	$4,314	$4,229
Interest cost on projected benefit obligations	5,154	4,943	4,692
Expected return on plan assets	(4,576)	(3,843)	(4,793)
Amortization of prior service cost	390	390	390
Amortization of net loss	2,196	3,815	1,218

Net periodic pension expense	$7,759	$9,619	$5,736

The weighted average assumptions used to determine net periodic benefit expense:

	Years Ended December 31,
	2010	2009	2008
Discount rate	6.20%	6.50%	6.40%
Rate of future compensation increases	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit expense in 2010 are as follows:

(In thousands)
Actuarial loss	$2,126
Prior service cost	390

Total	$2,516

At year end, our retirement plan assets were allocated as follows:

		Percentage of Plan Assets at
		Year End
	Target
	Allocation	December 31,	December 31,
Asset Category	2011	2010	2009
Equity securities	62%	66%	69%
Debt securities	30%	30%	31%
Alternative investments	8%	4%	—

Total	100%	100%	100%

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
The most important component of the investment strategy is the asset allocation between the various classes of securities available to the Plan for investment purposes. The current target asset allocation is 62% equity investments, 30% fixed income investments and 8% alternative investments. Equity investments include a blend of domestic growth and value stocks of various sizes of capitalization and international stocks. Debt investments include a blend of domestic and global debt instruments. Alternative investments include a single fund that may invest in hedge funds, private equity, debt or real estate funds or other investments. The equity and debt investments are valued using quoted market prices, a Level 1 input. The alternative investments may be valued using significant other observable or unobservable inputs, Level 2 or 3 inputs. See Note 4, Financial Instruments for information on Level 1, 2 and 3 inputs.
The overall expected long-term rate of return on Plan assets is 8.5% and is estimated using a financial simulation model of asset returns. Model assumptions are derived using historical data given the assumption that capital markets are informationally efficient.
We expect to contribute between zero and $10 million to the retirement plan in 2011. Benefit payments, which reflect expected future service, are expected to be paid as follows: $6.8 million in 2011; $5.5 million in 2012; $7.1 million in 2013; $8 million in 2014; $8.2 million in 2015 and $56.1 million in 2016-2020.
Retirement Restoration Plan
We adopted an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.6 million, $0.7 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $6.2 million and $6.1 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, the projected benefit obligation under this plan was $6.2 million. Benefit payments, which reflect expected future service, are expected to be paid as follows: $0.6 million in 2011; $1.1 million in 2012; $0.5 million in 2013; $1.5 million in 2014; $0.5 million in 2015 and $3 million in 2016-2020.

Defined Contribution Plans
We have defined contribution “401(k)” plans that cover substantially all employees. Our contributions are based on employee’s compensation and partially match employee contributions. We expensed $5.5 million, $5 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, in connection with these plans.
Postretirement Medical Plans
We adopted an unfunded postretirement medical plan as part of the voluntary early retirement program offered to eligible employees in fiscal 2000. As part of the early retirement program, we agreed to allow retiring employees to continue coverage at a reduced cost under our group medical plans until normal retirement age. Additionally, we maintain an unfunded postretirement medical plan whereby certain retirees between the ages of 62 and 65 can receive benefits paid by us. Periodic costs under this plan have historically been insignificant. The accrued liability reflected in the consolidated balance sheets was $7.9 million and $6.6 million at December 31, 2010 and 2009, respectively, related to this plan.
NOTE 18: Lease Commitments
We lease certain facilities and equipment under operating leases, most of which contain renewal options. At December 31, 2010, the minimum future rental commitments under operating leases having non-cancellable lease terms in excess of one year are as follows:

(in thousands)
2011	$16,375
2012	14,012
2013	12,119
2014	10,966
2015	10,510
Thereafter	19,945

Total	$83,927

Rental expense charged to operations was $13.3 million, $11.8 million and $9.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rental expense for the years ended December 31, 2010, 2009 and 2008 includes $7.1 million, $7.1 million and $6.5 million, respectively, of rental expense attributable to the operations of HEP.
NOTE 19: Contingencies and Contractual Obligations
In May 2007, the United States Court of Appeals for the District of Columbia Circuit (“Court of Appeals”) issued its decision on petitions for review, brought by us and other parties, concerning rulings by the FERC in proceedings brought by us and other parties against SFPP, L.P. (“SFPP”). These proceedings relate to tariffs of common carrier pipelines, which are owned and operated by SFPP, for shipments of refined products from El Paso, Texas to Tucson and Phoenix, Arizona and from points in California to points in Arizona. We are one of several refiners that regularly utilize the SFPP pipeline to ship refined products from El Paso, Texas to Tucson and Phoenix, Arizona on SFPP’s East Line. The Court of Appeals in its May 2007 decision approved a FERC position, which is adverse to us, on the treatment of income taxes in the calculation of allowable rates for pipelines operated as limited partnerships and ruled in our favor on an issue relating to our rights to reparations when it is determined that certain tariffs we paid to SFPP in the past were too high. The case was remanded to FERC and consolidated with other cases that together addressed SFPP’s rates for the period from January 1992 through May 2006. In 2003 we received an initial payment of $15.3 million from SFPP as reparations for the period from 1992 through July 2000. On April 16, 2010, a settlement among us, SFPP, and other shippers was filed with FERC for its approval. FERC approved the settlement on May 28, 2010. Pursuant to the settlement, we received an additional settlement payment of $8.6 million. This settlement finally resolves the amount of additional payments SFPP owes us for the period January 1992 through May 2006.

We and other shippers also engaged in settlement discussions with SFPP relating to East Line service in the FERC proceedings that address periods after May 2006. A partial settlement regarding the East Line’s Phase I expansion rates covering the period June 2006 through November 2007, which became final in February 2008, resulted in a payment from SFPP to us of $1.3 million in April 2008. On October 22, 2008, we and other shippers jointly filed at the FERC with SFPP a settlement regarding the East Line’s Phase II expansion rates covering the period from December 2007 through November 2010. The FERC approved the settlement on January 29, 2009. The settlement reduced SFPP’s current rates and required SFPP to make additional payments to us of $2.9 million, which was received on May 18, 2009.
On June 2, 2009, SFPP notified us that it would terminate the October 2008 settlement, as provided under the settlement, effective August 31, 2009. On July 31, 2009, SFPP filed substantial rate increases for East Line service to become effective September 1, 2009. We and several other shippers filed protests at the FERC challenging the rate increase and asking the FERC to suspend the effectiveness of the increased rates. On August 31, 2009, the FERC issued an order suspending the effective date of the rate increase until January 1, 2010, on which date the rate increase was placed into effect subject to refund, and setting the rate increase for a full evidentiary hearing. The hearing was held from June 29, 2010 to August 2, 2010. On September 15, 2010, the FERC approved an interim partial settlement pursuant to which SFPP reduced its rates for the East Line service, effective September 1, 2010. The rates placed in effect on January 1, 2010, and the lower rates put into effect on September 1, 2010, remain subject to refund subject to the outcome of the evidentiary hearing. On February 10, 2011, the Administrative Law Judge that presided over the evidentiary hearing issued an initial decision holding that certain elements of SFPP’s rate increases are unjust and unreasonable. The initial decision is subject to review by the FERC and the courts. We are not in a position to predict the ultimate outcome of the rate proceeding.
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
We also have contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries under contracts expiring in 2016 through 2024.
NOTE 20: Segment Information
Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segments are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Consolidations and Eliminations.
The Refining segment includes the operations of our Navajo, Woods Cross, and Tulsa Refineries and Holly Asphalt and involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, the Refining segment includes specialty lubricant products produced at our Tulsa Refinery that are marketed throughout North America and are distributed in Central and South America. Holly Asphalt manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Oklahoma, Kansas, Missouri, Texas and northern Mexico.
The HEP segment includes all of the operations of HEP effective March 1, 2008 (date of reconsolidation). HEP, a consolidated VIE, owns and operates a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico, Utah and Oklahoma. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon USA, Inc., by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its storage tanks and terminals. The HEP segment also includes a 25% interest in SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Our revaluation of HEP’s assets and liabilities at March 1, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

				Consolidations
			Corporate	and	Consolidated
	Refining(1)	HEP(2)	and Other	Eliminations	Total
	(In thousands)
Year Ended December 31, 2010
Sales and other revenues	$8,287,000	$182,114	$415	$(146,600)	$8,322,929
Depreciation and amortization	$84,587	$29,062	$4,562	$(682)	$117,529
Income (loss) from operations	$242,466	$92,386	$(69,654)	$(2,200)	$262,998
Capital expenditures	$186,441	$25,103	$1,688	$—	$213,232
Total assets	$2,490,193	$669,820	$573,531	$(32,069)	$3,701,475

Year Ended December 31, 2009
Sales and other revenues	$4,789,821	$146,561	$(636)	$(101,478)	$4,834,268
Depreciation and amortization	$67,347	$24,599	$6,805	$—	$98,751
Income (loss) from operations	$71,281	$70,373	$(60,239)	$(1,104)	$80,311
Capital expenditures	$266,648	$32,999	$2,904	$—	$302,551
Total assets	$2,142,317	$641,775	$392,007	$(30,160)	$3,145,939

Year Ended December 31, 2008
Sales and other revenues	$5,837,449	$94,439	$2,641	$(74,172)	$5,860,357
Depreciation and amortization	$40,090	$18,390	$4,515	$—	$62,995
Income (loss) from operations	$210,252	$37,082	$(51,654)	$—	$195,680
Capital expenditures	$381,227	$34,317	$2,515	$—	$418,059
Total assets	$1,288,211	$458,049	$141,768	$(13,803)	$1,874,225

(1)	The Refining segment reflects the operations of our Tulsa Refinery west and east facilities beginning on our acquisition dates of June 1, 2009 and December 1, 2009, respectively.

(2)	HEP segment revenues from external customers were $36 million, $45.5 million and $19.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
NOTE 21: Supplemental Guarantor/Non-Guarantor Financial Information
Our obligations under the Holly 9.875% Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP in which we have a 34% ownership interest, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.
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

Condensed Consolidating Balance Sheet

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
December 31, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$230,082	$(9,035)	$7,651	$—	$228,698	$403	$—	$229,101
Marketable securities	—	1,343	—	—	1,343	—	—	1,343
Accounts receivable	1,683	991,778	—	—	993,461	22,508	(22,853)	993,116
Intercompany accounts receivable (payable)	(1,401,580)	981,691	419,889	—	—	—	—	—
Inventories	—	400,165	—	—	400,165	202	—	400,367
Income taxes receivable	51,034	—	—	—	51,034	—	—	51,034
Prepayments and other assets	10,210	20,942	—	—	31,152	573	(3,251)	28,474

Total current assets	(1,108,571)	2,386,884	427,540	—	1,705,853	23,686	(26,104)	1,703,435

Properties and equipment, net	17,177	1,017,877	236,648	—	1,271,702	492,098	(7,109)	1,756,691
Investment in subsidiaries	2,273,159	595,888	(393,011)	(2,476,036)	—	—	—	—
Intangibles and other assets	8,569	77,600	—	—	86,169	154,036	1,144	241,349

Total assets	$1,190,334	$4,078,249	$271,177	$(2,476,036)	$3,063,724	$669,820	$(32,069)	$3,701,475

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,170	$1,319,316	$3,575	$—	$1,330,061	$10,238	$(22,853)	$1,317,446
Accrued liabilities	25,512	28,145	797	—	54,454	21,206	(3,251)	72,409

Total current liabilities	32,682	1,347,461	4,372	—	1,384,515	31,444	(26,104)	1,389,855

Long-term debt	289,509	55,706	—	—	345,215	482,271	(16,925)	810,561
Non-current liabilities	42,655	27,521	—	—	70,176	10,809	—	80,985
Deferred income taxes	126,160	259	565	—	126,984	—	4,951	131,935
Distributions in excess of inv in HEP	—	374,143	—	—	374,143	—	(374,143)	—
Equity — Holly Corporation	699,328	2,273,159	266,240	(2,539,399)	699,328	145,296	(147,205)	697,419
Equity — noncontrolling interest	—	—	—	63,363	63,363	—	527,357	590,720

Total liabilities and equity	$1,190,334	$4,078,249	$271,177	$(2,476,036)	$3,063,724	$669,820	$(32,069)	$3,701,475

Condensed Consolidating Balance Sheet

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
December 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP(1)	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$127,560	$(12,477)	$7,005	$—	$122,088	$2,508	$—	$124,596
Marketable securities	—	1,223	—	—	1,223	—	—	1,223
Accounts receivable	973	759,140	—	—	760,113	18,767	(16,425)	762,455
Intercompany accounts receivable (payable)	(1,134,296)	817,647	316,649	—	—	—	—	—
Inventories	—	303,348	—	—	303,348	165	—	303,513
Income taxes receivable	38,071	1	—	—	38,072	—	—	38,072
Prepayments and other assets	24,940	29,018	—	—	53,958	574	(3,575)	50,957
Current assets of discontinued operations	—	—	—	—	—	2,195	—	2,195

Total current assets	(942,752)	1,897,900	323,654	—	1,278,802	24,209	(20,000)	1,283,011

Properties and equipment, net	21,918	1,005,422	155,413	—	1,182,753	458,521	(11,304)	1,629,970
Investment in subsidiaries	2,010,510	435,970	(314,973)	(2,131,507)	—	—	—	—
Intangibles and other assets	8,752	64,017	—	—	72,769	159,045	1,144	232,958

Total assets	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,968	$974,177	$2,224	$—	$985,369	$6,211	$(16,425)	$975,155
Accrued liabilities	23,752	15,477	709	—	39,938	13,594	(3,575)	49,957

Total current liabilities	32,720	989,654	2,933	—	1,025,307	19,805	(20,000)	1,025,112

Long-term debt	288,451	57,151	—	—	345,602	379,198	(17,342)	707,458
Non-current liabilities	37,859	30,795	—	—	68,654	12,349	—	81,003
Deferred income taxes	119,127	229	278	—	119,634	—	4,951	124,585
Distributions in excess of inv in HEP	—	314,970	—	—	314,970	—	(314,970)	—
Equity — Holly Corporation	620,271	2,010,510	160,883	(2,171,393)	620,271	230,423	(231,655)	619,039
Equity — noncontrolling interest	—	—	—	39,886	39,886	—	548,856	588,742

Total liabilities and equity	$1,098,428	$3,403,309	$164,094	$(2,131,507)	$2,534,324	$641,775	$(30,160)	$3,145,939

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Year Ended December 31, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$412	$8,287,000	$3	$—	$8,287,415	$182,114	$(146,600)	$8,322,929

Operating costs and expenses:
Cost of products sold	—	7,510,172	185	—	7,510,357	—	(143,208)	7,367,149
Operating expenses	2,411	449,534	32	—	451,977	52,947	(510)	504,414
General and administrative expenses	62,130	990	—	—	63,120	7,719	—	70,839
Depreciation and amortization	3,745	85,517	(113)	—	89,149	29,062	(682)	117,529

Total operating costs and expenses	68,286	8,046,213	104	—	8,114,603	89,728	(144,400)	8,059,931

Income (loss) from operations	(67,874)	240,787	(101)	—	172,812	92,386	(2,200)	262,998

Other income (expense):
Equity in earnings of subsidiaries and joint venture	265,367	30,036	30,069	(295,403)	30,069	2,393	(30,069)	2,393
Interest income (expense)	(33,838)	(5,456)	45	—	(39,249)	(36,245)	2,466	(73,028)

	231,529	24,580	30,114	(295,403)	(9,180)	(33,852)	(27,603)	(70,635)

Income from continuing operations before income taxes	163,655	265,367	30,013	(295,403)	163,632	58,534	(29,803)	192,363

Income tax provision	59,016	—	—	—	59,016	296	—	59,312

Net income	104,639	265,367	30,013	(295,403)	104,616	58,238	(29,803)	133,051

Less net income attributable to noncontrolling interest	—	—	—	23	23	—	(29,110)	(29,087)

Net income attributable to Holly Corporation stockholders	$104,639	$265,367	$30,013	$(295,380)	$104,639	$58,238	$(58,913)	$103,964

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Year Ended December 31, 2009	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$3,346	$4,785,781	$58	$—	$4,789,185	$146,561	$(101,478)	$4,834,268

Operating costs and expenses:
Cost of products sold	—	4,336,973	900	—	4,337,873	—	(99,865)	4,238,008
Operating expenses	—	313,361	—	—	313,361	44,003	(509)	356,855
General and administrative expenses	51,648	1,318	(209)	—	52,757	7,586	—	60,343
Depreciation and amortization	3,928	68,956	1,268	—	74,152	24,599	—	98,751

Total operating costs and expenses	55,576	4,720,608	1,959	—	4,778,143	76,188	(100,374)	4,753,957

Income (loss) from operations	(52,230)	65,173	(1,901)	—	11,042	70,373	(1,104)	80,311

Other income (expense):
Equity in earnings of subsidiaries	96,266	31,643	33,052	(127,909)	33,052	—	(33,052)	—
Interest income (expense)	(13,713)	1,096	44	—	(12,573)	(21,490)	(1,238)	(35,301)
Other income (expense)	(1,480)	1,480	—	—	—	1,986	(67)	1,919
Acquisition costs	—	(3,126)	—	—	(3,126)	(1,356)	1,356	(3,126)

	81,073	31,093	33,096	(127,909)	17,353	(20,860)	(33,001)	(36,508)

Income (loss) from continuing operations before income taxes	28,843	96,266	31,195	(127,909)	28,395	49,513	(34,105)	43,803

Income tax provision	10,295	—	—	—	10,295	20	(2,855)	7,460

Income from continuing operations	18,548	96,266	31,195	(127,909)	18,100	49,493	(31,250)	36,343

Income from discontinued operations	—	—	—	—	—	19,780	(2,854)	16,926

Net income	18,548	96,266	31,195	(127,909)	18,100	69,273	(34,104)	53,269

Less net income attributable to noncontrolling interest	—	—	—	448	448	—	(34,184)	(33,736)

Net income attributable to Holly Corporation stockholders	$18,548	$96,266	$31,195	$(127,461)	$18,548	$69,273	$(68,288)	$19,533

Condensed Consolidating Statement of Income

			Non-		Holly Corp.	Non-Guarantor
		Guarantor	Guarantor		Before	Non-Restricted
		Restricted	Restricted		Consolidation	Subsidiaries
Year Ended December 31, 2008	Parent	Subsidiaries	Subsidiaries	Eliminations	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$1,831	$5,838,244	$15	$—	$5,840,090	$94,439	$(74,172)	$5,860,357

Operating costs and expenses:
Cost of products sold	23	5,354,561	—	—	5,354,584	—	(73,885)	5,280,699
Operating expenses	17	231,995	627	—	232,639	33,353	(287)	265,705
General and administrative expenses	46,230	3,434	—	—	49,664	5,614	—	55,278
Depreciation and amortization	3,627	40,299	679	—	44,605	18,390	—	62,995

Total operating costs and expenses	49,897	5,630,289	1,306	—	5,681,492	57,357	(74,172)	5,664,677

Income (loss) from operations	(48,066)	207,955	(1,291)	—	158,598	37,082	—	195,680

Other income (expense):
Equity in earnings of subsidiaries	257,587	15,700	16,633	(273,287)	16,633	—	(13,643)	2,990
Interest income (expense)	(23,875)	31,698	507	—	8,330	(21,488)	—	(13,158)
Net gain (loss)	—	2,234	—	—	2,234	—	—	2,234

	233,712	49,632	17,140	(273,287)	27,197	(21,488)	(13,643)	(7,934)

Income (loss) from continuing operations before income taxes	185,646	257,587	15,849	(273,287)	185,795	15,594	(13,643)	187,746

Income tax provision	64,537	—	—	—	64,537	238	(747)	64,028

Income from continuing operations	121,109	257,587	15,849	(273,287)	121,258	15,356	(12,896)	123,718

Income from discontinued operations	—	—	—	—	—	3,665	(747)	2,918

Net income	121,109	257,587	15,849	(273,287)	121,258	19,021	(13,643)	126,636

Less net income attributable to noncontrolling interest	—	—	—	149	149	—	(6,227)	(6,078)

Net income attributable to Holly Corporation stockholders	$121,109	$257,587	$15,849	$(273,138)	$121,407	$19,021	$(19,870)	$120,558

Condensed Consolidating Statement of Cash Flows

			Non-	Holly Corp.	Non-Guarantor
		Guarantor	Guarantor	Before	Non-Restricted
		Restricted	Restricted	Consolidation	Subsidiaries
Year Ended December 31, 2010	Parent	Subsidiaries	Subsidiaries	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$140,934	$74,234	$1,268	$216,436	$103,168	$(36,349)	$283,255

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(1,573)	(105,434)	(81,122)	(188,129)	—	—	(188,129)
Additions to properties, plants and equipment — HEP	—	—	—	—	(60,629)	35,526	(25,103)
Proceeds from sale of assets	—	39,040	—	39,040	—	(39,040)	—

	(1,573)	(66,394)	(81,122)	(149,089)	(60,629)	(3,514)	(213,232)

Cash flows from financing activities
Net repayments under credit agreements — HEP	—	—	—	—	(47,000)	—	(47,000)
Proceeds from issuance of senior notes — HEP	—	—	—	—	147,540	—	147,540
Repayments under financing obligation — Holly	—	(1,444)	—	(1,444)	—	416	(1,028)
Purchase of treasury stock	(1,368)	—	—	(1,368)	—	—	(1,368)
Contribution from joint venture partner	—	(57,000)	80,500	23,500	—	—	23,500
Dividends	(31,868)	—	—	(31,868)	—	—	(31,868)
Purchase price in excess of transferred basis in assets	—	54,046	—	54,046	(57,560)	3,514	—
Distributions to noncontrolling interest	—	—	—	—	(84,426)	35,933	(48,493)
Excess tax expense from equity based compensation	(1,094)	—	—	(1,094)	—	—	(1,094)
Deferred financing costs	(2,627)	—	—	(2,627)	(494)	—	(3,121)
Purchase of units for HEP restricted grants	—	—	—	—	(2,704)	—	(2,704)
Other	118	—	—	118	—	—	118

	(36,839)	(4,398)	80,500	39,263	(44,644)	39,863	34,482

Cash and cash equivalents
Increase (decrease) for the period	102,522	3,442	646	106,610	(2,105)	—	104,505
Beginning of period	127,560	(12,477)	7,005	122,088	2,508	—	124,596

End of period	$230,082	$(9,035)	$7,651	$228,698	$403	$—	$229,101

Condensed Consolidating Statement of Cash Flows

			Non-	Holly Corp.	Non-Guarantor
		Guarantor	Guarantor	Before	Non-Restricted
		Restricted	Restricted	Consolidation	Subsidiaries
Year Ended December 31, 2009	Parent	Subsidiaries	Subsidiaries	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(277,912)	$448,020	$308	$170,416	$68,195	$(27,066)	$211,545

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(2,904)	(215,343)	(51,305)	(269,552)	(25,665)	—	(295,217)
Additions to properties, plants and equipment — HEP	—	—	—	—	(128,079)	95,080	(32,999)
Purchases of marketable securities	(175,892)	—	—	(175,892)	—	—	(175,892)
Sales and maturities of marketable securities	230,281	—	—	230,281	—	—	230,281
Acquisition of Tulsa Refineries — Holly	74,000	(341,141)	—	(267,141)	—	—	(267,141)
Investment in SLC Pipeline	—	—	—	—	(25,500)	—	(25,500)
Proceeds from the sale of assets	—	83,280	—	83,280	—	(83,280)	—
Proceeds from sale of Rio Grande	—	—	—	—	31,865	—	31,865

Net cash provided by (used for) investing activities	125,485	(473,204)	(51,305)	(399,024)	(147,379)	11,800	(534,603)

Cash flows from financing activities
Net borrowings under credit agreement	—	—	—	—	6,000	—	6,000
Proceeds from issuance of common units — HEP	—	—	—	—	133,035	—	133,035
Dividends	(30,123)	—	—	(30,123)	—	—	(30,123)
Distributions to noncontrolling interest	—	—	—	—	(62,688)	29,488	(33,200)
Purchase of treasury stock	(1,214)	—	—	(1,214)	—	—	(1,214)
Contribution from joint venture partner	—	(39,450)	54,600	15,150	—	—	15,150
Excess tax benefit from equity based compensation	(1,209)	—	—	(1,209)	—	—	(1,209)
Deferred financing costs	(8,842)	—	—	(8,842)	—	—	(8,842)
Proceeds from issuance of senior notes — Holly	287,925	—	—	287,925	—	—	287,925
Proceeds from Plains financing transaction	—	40,000	—	40,000	—	—	40,000
Other financing activities, net	134	13,339	—	13,473	76	(14,222)	(673)

Net cash provided by financing activities	246,671	13,889	54,600	315,160	76,423	15,266	406,849

Cash and cash equivalents
Increase (decrease) for the period	94,244	(11,295)	3,603	86,552	(2,761)	—	83,791
Beginning of period	33,316	(1,182)	3,402	35,536	5,269	—	40,805

End of period	$127,560	$(12,477)	$7,005	$122,088	$2,508	$—	$124,596

Condensed Consolidating Statement of Cash Flows

			Non-	Holly Corp.	Non-Guarantor
		Guarantor	Guarantor	Before	Non-Restricted
		Restricted	Restricted	Consolidation	Subsidiaries
Year Ended December 31, 2008	Parent	Subsidiaries	Subsidiaries	of HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(63,480)	$192,299	$364	$129,183	$46,091	$(19,784)	$155,490

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(2,515)	(295,937)	(85,290)	(383,742)	—	—	(383,742)
Additions to properties, plants and equipment — HEP	—	—	—	—	(34,317)	—	(34,317)
Purchases of marketable securities	(769,142)	—	—	(769,142)	—	—	(769,142)
Sales and maturities of marketable securities	945,461	—	—	945,461	—	—	945,461
Proceeds from sale of crude pipeline and tankage assets	—	171,000	—	171,000	—	—	171,000
Proceeds from sale of HPI	—	5,958	—	5,958	—	—	5,958
Increase in cash due to consolidation of HEP	—	—	—	—	—	7,295	7,295
Investment in HEP	—	(290)	—	(290)	—	—	(290)

Net cash provided by (used for) investing activities	173,804	(119,269)	(85,290)	(30,755)	(34,317)	7,295	(57,777)

Cash flows from financing activities
Net borrowings under credit agreement	—	—	—	—	29,000	—	29,000
Issuance of common stock upon exercise of options	1,005	—	—	1,005	—	—	1,005
Dividends	(29,054)	—	—	(29,054)	—	(10)	(29,064)
Distributions to noncontrolling interest	—	—	—	—	(41,603)	19,505	(22,098)
Purchase of treasury stock	(151,106)	—	—	(151,106)	—	—	(151,106)
Contribution from joint venture partner	(1,500)	(55,500)	74,000	17,000	—	—	17,000
Excess tax benefit from equity based compensation	5,694	—	—	5,694	—	—	5,694
Deferred financing costs		(800)	—	(800)	(113)	—	(913)
Purchase of units for restricted grants	—	—	—	—	(795)	—	(795)

Net cash provided by (used for) financing activities	(174,961)	(56,300)	74,000	(157,261)	(13,511)	19,495	(151,277)

Cash and cash equivalents
Increase (decrease) for the period	(64,637)	16,730	(10,926)	(58,833)	(1,737)	7,006	(53,564)
Beginning of period	97,953	(17,912)	14,328	94,369	7,006	(7,006)	94,369

End of period	$33,316	$(1,182)	$3,402	$35,536	$5,269	$—	$40,805

NOTE 22: Significant Customers
All revenues are domestic revenues, except for sales of gasoline and diesel fuel for export into Mexico by the Refining segment. The export sales were to an affiliate of PEMEX and accounted for $323.2 million (4%) of our revenues in 2010, $188.6 million (4%) of our revenues in 2009 and $325.4 million (6%) of our revenues in 2008. In 2010, Sinclair accounted for $1,616 million or 19% of our revenues. We have several other significant customers, none of which accounted for more than 10% of our revenues in 2009 and 2008.
NOTE 23: Quarterly Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)
Year Ended December 31, 2010
Sales and other revenues	$1,874,290	$2,145,860	$2,090,988	$2,211,791	$8,322,929
Operating costs and expenses	$1,897,034	$2,013,696	$1,983,370	$2,165,831	$8,059,931
Income (loss) from operations	$(22,744)	$132,164	$107,618	$45,960	$262,998
Income (loss) from continuing operations before income taxes	$(39,926)	$112,320	$90,884	$29,085	$192,363
Net income (loss) attributable to Holly Corporation stockholders	$(28,094)	$66,162	$51,177	$14,719	$103,964
Net income (loss) per share attributable to Holly Corporation stockholders—basic	$(0.53)	$1.24	$0.96	$0.28	$1.95
Net income (loss) per share attributable to Holly Corporation stockholders—diluted	$(0.53)	$1.24	$0.96	$0.27	$1.94
Dividends per common share	$0.15	$0.15	$0.15	$0.15	$0.60
Average number of shares of common stock outstanding
Basic	53,094	53,206	53,210	53,258	53,218
Diluted	53,232	53,408	53,567	53,648	53,609

Year Ended December 31, 2009
Sales and other revenues	$648,030	$1,035,778	$1,488,491	$1,661,969	$4,834,268
Operating costs and expenses	$610,239	$998,327	$1,432,909	$1,712,482	$4,753,957
Income (loss) from operations	$37,791	$37,451	$55,582	$(50,513)	$80,311
Income (loss) from continuing operations before income taxes	$33,923	$29,260	$43,674	$(63,054)	$43,803
Net income (loss) attributable to Holly Corporation stockholders	$21,945	$14,605	$23,484	$(40,501)	$19,533
Net income (loss) per share attributable to Holly Corporation stockholders—basic	$0.44	$0.29	$0.47	$(0.79)	$0.39
Net income (loss) per share attributable to Holly Corporation stockholders — diluted	$0.44	$0.29	$0.47	$(0.79)	$0.39
Dividends per common share	$0.15	$0.15	$0.15	$0.15	$0.60
Average number of shares of common stock outstanding
Basic	50,042	50,170	50,244	51,200	50,418
Diluted	50,171	50,226	50,327	51,380	50,603
NOTE 24: Subsequent Events
On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination of us and Frontier Oil Corporation (“Frontier”). Subject to the terms and conditions of the merger agreement which has been approved unanimously by both our and Frontier’s board of directors, Frontier shareholders will receive 0.4811 shares of Holly common stock for each share of Frontier common stock if the merger is completed. Completion of the merger is subject to certain conditions, including, among others, (i) approval by our stockholders of the issuance of our common stock to Frontier’s stockholders in connection with the merger, (ii) adoption of the merger agreement by Frontier’s stockholders, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the registration statement on Form S-4 used to register the common stock to be issued as consideration for the merger having been declared effective by the SEC and (v) the entry into a new credit facility for the combined company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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
Item 9B. Other Information
There have been no events that occurred in the fourth quarter of 2010 that would need to be reported on Form 8-K that have not previously been reported.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and d(5) of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2011 and is incorporated herein by reference.
New York Stock Exchange Certification
In 2010, Matthew P. Clifton, as our Chief Executive Officer, provided to the New York Stock Exchange the annual CEO certification regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.
Item 11. Executive Compensation
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2011 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2011 and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by Item 404 of Regulation S-K in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2011 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A in response to this item is set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2011 and is incorporated herein by reference.

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

The Exhibit Index on pages 114 to 120 of this Annual Report on Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY CORPORATION (Registrant)
/s/ Matthew P. Clifton
Matthew P. Clifton
Chief Executive Officer

Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Matthew P. Clifton Matthew P. Clifton	Chief Executive Officer and Chairman of the Board	February 25, 2011

/s/ Bruce R. Shaw Bruce R. Shaw	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ Scott C. Surplus Scott C. Surplus	Vice President and Controller (Principal Accounting Officer)	February 25, 2011

/s/ Denise C. McWatters Denise C. McWatters	Vice President, General Counsel and Secretary	February 25, 2011

/s/ Buford P. Berry Buford P. Berry	Director	February 25, 2011

/s/ Leldon E. Echols Leldon E. Echols	Director	February 25, 2011

/s/ Robert G. McKenzie Robert G. McKenzie	Director	February 25, 2011

/s/ Jack P. Reid Jack P. Reid	Director	February 25, 2011

/s/ Paul T. Stoffel Paul T. Stoffel	Director	February 25, 2011

/s/ Tommy A. Valenta Tommy A. Valenta	Director	February 25, 2011

HOLLY CORPORATION
INDEX TO EXHIBITS
Exhibits are numbered to correspond to the exhibit table
in Item 601 of Regulation S-K

Exhibit
Number	Description

2.1	Asset Sale and Purchase Agreement, dated October 19, 2009, by and between Holly Refining & Marketing-Tulsa LLC, HEP Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed October 21, 2009, File No. 1-03876).

2.2	Amendment No. 1 to Asset Sale and Purchase Agreement, dated December 1, 2009, by and between Holly Refining & Marketing-Tulsa LLC, HEP Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed December 7, 2009, File No. 1-03876).

2.3	Asset Sale and Purchase Agreement, dated April 15, 2009, by and between Holly Refining & Marketing-Midcon, L.L.C. and Sunoco, Inc. (R&M) (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed April 16, 2009, File No. 1-03876).

3.1+	Restated Certificate of Incorporation of Holly Corporation, dated March 10, 2010.

3.2	By-Laws of Holly Corporation, dated December 22, 2005 (incorporated by reference to Exhibit 3.2.2 of Registrant’s Current Report on Form 8-K filed December 22, 2005, File No. 1-03876).

4.1	Indenture, dated June 10, 2009, among Holly Corporation, the subsidiary guarantors named therein and U.S. Bank Trust National Association, as trustee, relating to Holly Corporation’s 9.875% Senior Notes due 2017 (includes the form of certificate for the notes issued thereunder) (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated June 11, 2009, File No. 1-03876).

4.2	Indenture, dated February 28, 2005, among Holly Energy Partners, L.P. and Holly Energy Finance Corp., the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 4, 2005, File No. 1-32225).

4.3	Form of 6.25% Senior Note Due 2015 (included as Exhibit A to the Indenture included as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 4, 2005, File No. 1-32225).

4.4	Form of Notation of Guarantee (included as Exhibit E to the Indenture included as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 4, 2005, File No. 1-32225).

4.5	First Supplemental Indenture, dated March 10, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors identified therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 1-32225).

Exhibit
Number	Description

4.6	Second Supplemental Indenture, dated April 27, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors identified therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 1-32225).

4.7	Third Supplemental Indenture, dated June 11, 2009, among Lovington-Artesia, L.L.C., Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors identified therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, File No. 1-03876).

4.8	Fourth Supplemental Indenture, dated June 29, 2009, among HEP SLC, LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors named therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, File No. 1-03876).

4.9	Fifth Supplemental Indenture, dated July 13, 2009, among HEP Tulsa LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors named therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, File No. 1-03876).

4.10	Sixth Supplemental Indenture, dated December 15, 2009, among Roadrunner Pipeline, L.L.C., Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors named therein, and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, File No. 1-03876).

4.11	Seventh Supplemental Indenture, dated April 14, 2010, among Holly Energy Storage- Tulsa LLC, Holly Energy Storage-Lovington LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2010, File No. 1-32225).

4.12	Eighth Supplemental Indenture, dated June 4, 2010, among HEP Operations LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2010, File No. 1-32225).

4.13	Indenture, dated March 10, 2010, among Holly Energy Partners, L.P., Holly Energy Finance Corp. and each of the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed March 11, 2010, File No. 1-32225).

4.14	First Supplemental Indenture, dated April 14, 2010, among Holly Energy Storage-Tulsa LLC, Holly Energy Storage-Lovington LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2010, File No. 1-32225).

4.15	Second Supplemental Indenture, dated June 4, 2010, among HEP Operations LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2010, File No. 1-32225).

Exhibit
Number	Description

10.1	Option Agreement, dated January 31, 2008, by and among Holly Corporation, Holly UNEV Pipeline Company, Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C., HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and Holly Energy Partners — Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed February 5, 2008, File No. 1-03876).

10.2+	First Amendment to Option Agreement, dated February 11, 2010, by and among Holly Corporation, Holly UNEV Pipeline Company, Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C., HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and Holly Energy Partners — Operating, L.P.

10.3	Amended and Restated Intermediate Pipelines Agreement, dated June 1, 2009, by and among Holly Corporation, Navajo Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., HEP Pipeline, L.L.C., Lovington-Artesia, L.L.C., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.2 of Holly Energy Partners, L.P.’s Form 8-K Current Report dated June 5, 2009, File No. 1-32225).

10.4+	Amendment to Amended and Restated Intermediate Pipelines Agreement, dated December 9, 2010, among Navajo Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., HEP Pipeline, L.L.C., Lovington-Artesia, L.L.C., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C., and HEP Logistics GP, L.L.C.

10.5+	Assignment and Assumption Agreement (Amended and Restated Intermediate Pipelines Agreement), effective January 1, 2011, between Navajo Refining Company, L.L.C. and Holly Refining & Marketing Company LLC.

10.6	Tulsa Equipment and Throughput Agreement, dated August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Holly Energy Partners L.P.’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

10.7+	Amendment to Tulsa Equipment and Throughput Agreement, dated December 9, 2010, among Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC.

10.8+	Assignment and Assumption Agreement (Tulsa Equipment and Throughput Agreement), effective January 1, 2011, between Holly Refining & Marketing — Tulsa, LLC and Holly Refining & Marketing Company LLC.

10.9	Tulsa Purchase Option agreement, dated August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Holly Energy Partners L.P.’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

10.10	Amended and Restated Crude Pipelines and Tankage Agreement, dated December 1, 2009, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company — Woods Cross, Holly Refining & Marketing Company, Holly Energy Partners-Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.8 of Holly Energy Partners, L.P.’s Current Report on Form 8-K dated December 7, 2009, File No. 1-32225).

Exhibit
Number	Description

10.11	Amended and Restated Refined Product Pipelines and Terminals Agreement, dated December 1, 2009, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company — Woods Cross, Holly Energy Partners-Operating, L.P., HEP Pipeline Assets, Limited Partnership, HEP Pipeline, L.L.C., HEP Refining Assets, L.P., HEP Refining, L.L.C., HEP Mountain Home, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.9 of Holly Energy Partners, L.P.’s Current Report on Form 8-K dated December 7, 2009, File No. 1-32225).

10.12+	Assignment and Assumption Agreement (Amended and Restated Refined Product Pipelines and Terminals Agreement), effective January 1, 2011, among Navajo Refining Company, L.L.C., Holly Refining & Marketing-Woods Cross and Holly Refining & Marketing Company LLC.

10.13	Pipeline Throughput Agreement, dated December 1, 2009, by and between Navajo Refining Company, L.L.C. and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.4 of Holly Energy Partners, L.P.’s Current Report on Form 8-K dated December 7, 2009, File No. 1-32225).

10.14+	Assignment and Assumption Agreement (Pipeline Throughput Agreement (Roadrunner)), effective January 1, 2011, between Navajo Refining Company, L.L.C. and Holly Refining & Marketing Company LLC.

10.15	First Amended and Restated Pipelines, Tankage and Loading Rack Throughput Agreement (Tulsa East), dated March 31,2010, by and among Holly Refining & Marketing-Tulsa, LLC, HEP Tulsa LLC and Holly Energy Storage-Tulsa LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed April 6, 2010, File No. 1-03876).

10.16	Amendment to First Amended and Restated Pipelines, Tankage and Loading Rack Throughput Agreement (Tulsa East), dated June 11, 2010, by and between Holly Refining & Marketing-Tulsa LLC, HEP Tulsa LLC and Holly Energy Storage-Tulsa LLC (incorporated by reference to Exhibit 10.1 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2010, File No. 1-32225).

10.17+	Assignment and Assumption Agreement (First Amended and Restated Pipelines, Tankage and Loading Rack Throughput Agreement (Tulsa East)), effective January 1, 2011, between Holly Refining & Marketing-Tulsa LLC and Holly Refining & Marketing Company LLC.

10.18	Indemnification Proceeds and Payments Allocation Agreement, dated December 1, 2009, by and between HEP Tulsa LLC and Holly Refining & Marketing-Tulsa LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-03876).

10.19	Pipeline Systems Operating Agreement, dated February 8, 2010, by and among Navajo Refining Company, L.L.C., Lea Refining Company, Woods Cross Refining Company, L.L.C., Holly Refining & Marketing — Tulsa LLC. and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed February 9, 2010, File No. 1-32225).

10.20	First Amendment to Pipeline Systems Operating Agreement, dated March 31, 2010, by and among Navajo Refining Company, L.L.C, Lea Refining Company, Woods Cross Refining Company, L.L.C, Holly Refining & Marketing-Tulsa, LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed April 6, 2010, File No. 1-03876).

Exhibit
Number	Description

10.21	Loading Rack Throughput Agreement (Lovington), dated March 31, 2010, by and between Navajo Refining Company, L.L.C. and Holly Energy Storage-Lovington LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed April 6, 2010, File No. 1-03876).

10.22	Fourth Amended and Restated Omnibus Agreement, dated March 31, 2010, by and among Holly Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed April 6, 2010, File No. 1-03876).

10.23	First Amended and Restated Lease and Access Agreement (East Tulsa), dated March 31, 2010, by and among Holly Refining & Marketing-Tulsa, LLC, HEP Tulsa LLC and Holly Energy Storage-Tulsa LLC (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed April 6, 2010, File No. 1-03876).

10.24*	Holly Corporation Stock Option Plan as adopted at the Annual Meeting of Stockholders of Holly Corporation on December 13, 1990 (incorporated by reference to Exhibit 4(i) of Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 1991, File No. 1-03876).

10.25*	Holly Corporation Long-Term Incentive Compensation Plan as amended and restated on May 24, 2007 as approved at the Annual Meeting of Stockholders of Holly Corporation on May 24, 2007 (incorporated by reference to Exhibit 10.4 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.26*	Amendment No. 1 to the Holly Corporation Long-Term Incentive Compensation Plan, as amended and restated on May 24, 2007 (incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.27*	Holly Corporation — Supplemental Payment Agreement for 2001 Service as Director (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-03876).

10.28*	Holly Corporation — Supplemental Payment Agreement for 2002 Service as Director (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-03876).

10.29*	Holly Corporation — Supplemental Payment Agreement for 2003 Service as Director (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003, File No. 1-03876).

10.30*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed January 12, 2007, File No. 1-03876).

10.31*	First Amendment to Performance Share Unit Agreement (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.32*	Holly Corporation Change in Control Agreement Policy (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed February 20, 2008, File No. 1-03876).

10.33*	Holly Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed February 20, 2008, File No. 1-03876).

Exhibit
Number	Description

10.34*	Holly Energy Partners, L.P. Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed February 20, 2008, File No. 1-03876).

10.35*	Form of Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, File No. 1-03876).

10.36*	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, File No. 1-03876).

10.37*	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, File No. 1-03876).

10.38*	Form of Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, File No. 1-03876).

10.39*	Form of Executive Restricted Stock Agreement [time and performance based vesting] (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, File No. 1-03876).

10.40*	Executive Restricted Stock Agreement, dated March 12, 2010, by and between Holly Corporation and Matthew P. Clifton (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, File No. 1-03876).

10.41*	Executive Restricted Stock Agreement, dated March 12, 2010, by and between Holly Corporation and David L. Lamp (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, File No. 1-03876).

10.42*	Form of Employee Restricted Stock Agreement [time based vesting] (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, File No. 1-03876).

10.43	Second Amended and Restated Credit Agreement dated April 7, 2009, by and among Holly Corporation and Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer, UBS Loan Finance LLC and U.S. Bank National Association, as co-documentation agents, Union Bank of California, N.A. and Compass Bank, as syndication agents, and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-03876).

10.44	Confirmation of Commitments [reflects increases in commitments on November 3, 2009 and December 4, 2009 under the Second Amended and Restated Credit Agreement filed (incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 1-03876).

Exhibit
Number	Description

10.45	First Amendment to Second Amended and Restated Credit Agreement, dated May 6, 2010, by and among Holly Corporation, as the borrower, the Guarantors party thereto, Bank of America, N.A., as administrative agent, and each of the financial institutions parties thereto as lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with May 11, 2010, File No. 1-03876).

10.46	Reaffirmation and Assumption Agreement, dated March 14, 2008, among Holly Corporation, the subsidiaries identified therein, the additional grantors identified therein and Bank of America, N.A. (adding additional grantors under the Guaranty and Collateral Agreement included as Exhibit 10.49 below) (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.47	Guarantee and Collateral Agreement, dated July 1, 2004, among Holly Corporation and certain of its Subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-03876).

10.48	First Amendment to Guarantee and Collateral Agreement and Reaffirmation and Assumption Agreement, dated April 7, 2009, by and among Holly Corporation and certain of its subsidiaries, in favor of Bank of America, N.A., as administrative agent, for certain other lenders from time to time party to the Second Amended and Restated Credit Agreement dated April 7, 2009 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-03876).

10.49	Amendment No. 2 to the Guarantee and Collateral Agreement, dated as of May 6, 2010, among Holly Corporation, each Subsidiary of the Holly Corporation from time to time party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed May 11, 2010, File No. 1-03876).

10.50	Amended and Restated Credit Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger, Bank of America, N.A., as syndication agent, Guaranty Bank, as documentation agent and certain other lenders (incorporated by reference to Exhibit 10.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed October 31, 2007, File No. 1-32225).

10.51	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement, dated February 25, 2008, between Holly Energy Partners — Operating, L.P., Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger and certain other lenders (incorporated by reference to Exhibit 10.1 of Holly Energy Partners’ Current Report on Form 8-K filed February 27, 2008, File No. 1-32225).

10.52	Amendment No. 2 to Amended and Restated Credit Agreement, dated September 8, 2008, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries acting as guarantors, Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger and certain other lenders (incorporated by reference to Exhibit 10.11 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q filed October 31, 2008, File No. 1-32225).

Exhibit
Number	Description

10.53	Amended and Restated Pledge Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries, and Union Bank of California, N.A., as administrative agent (entered into in connection with the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.12 of Holly Energy Partners, L.P.’s Annual Report on Form 10-K filed February 17, 2009, File No. 1-32225).

10.54	Amended and Restated Guaranty Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries, and Union Bank of California, N.A., as administrative agent (entered into in connection with the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.13 of Holly Energy Partners, L.P.’s Annual Report on Form 10-K filed February 17, 2009, File No. 1-32225).

10.55	Amended and Restated Security Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries, and Union Bank of California, N.A., as administrative agent (entered into in connection with the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.14 of Holly Energy Partners, L.P.’s Annual Report on Form 10-K filed February 17, 2009, File No. 1-32225).

10.56	Form of Mortgage, Deed of Trust, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement (for purposes of granting security interests in real property in connection with the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.15 of Holly Energy Partners, L.P.’s Annual Report on Form 10-K filed February 17, 2009, File No. 1-32225).

10.57*	Form of Indemnification Agreement entered into with directors and officers of Holly Corporation (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 13, 2006, File No. 1-03876).

21.1+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Comprehensive Income, and (vi) Notes to the Consolidated Financial Statements (tagged as blocks of text).

+	Filed herewith.

++	Furnished electronically herewith.

*	Constitutes management contracts or compensatory plans or arrangements.