Form 10-Q
period 2011-03-31
HOLLY CORP
filed 2011-05-09
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
53,312,273 shares of Common Stock, par value $.01 per share, were outstanding on April 29, 2011.

HOLLY CORPORATION
INDEX

Page
PART I. FINANCIAL INFORMATION
Forward-Looking Statements	3
Definitions	4
Item 1. Financial Statements
Consolidated Balance Sheets March 31, 2011 (Unaudited) and December 31, 2010	6
Consolidated Statements of Income (Unaudited) Three Months Ended March 31, 2011 and 2010	7
Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2011 and 2010	8
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three Months Ended March 31, 2011 and 2010	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles	42
Item 4. Controls and Procedures	49
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	50
Item 6. Exhibits	54
Signatures	55
Index to Exhibits	56
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
References herein to Holly Corporation include Holly Corporation and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person. The words “we,” “our,” “ours” and “us” generally include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of Holly Corporation with certain exceptions where there are transactions or obligations between HEP and Holly Corporation or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of Holly Corporation. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.
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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1. Financial Statements
HOLLY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $1,502 and $403, respectively)	$224,114	$229,101
Marketable securities	48,947	1,343

Accounts receivable: Product and transportation (HEP: $23,475 and $22,508, respectively)	349,509	299,081
Crude oil resales	802,745	694,035

	1,152,254	993,116

Inventories: Crude oil and refined products	424,785	353,636
Materials and supplies (HEP: $185 and $202, respectively)	48,671	46,731

	473,456	400,367

Income taxes receivable	2,042	51,034
Prepayments and other (HEP: $360 and $573, respectively)	14,941	28,474

Total current assets	1,915,754	1,703,435

Properties, plants and equipment, at cost (HEP: $563,834 and $552,398, respectively)	2,282,634	2,215,828
Less accumulated depreciation (HEP: $(66,995) and $(60,300), respectively)	(481,082)	(459,137)

	1,801,552	1,756,691

Marketable securities (long-term)	19,550	—

Other assets: Turnaround costs	69,409	69,533
Goodwill (HEP: $81,602 and $81,602)	81,602	81,602
Intangibles and other (HEP: $75,138 and $72,434, respectively)	101,893	90,214

	252,904	241,349

Total assets	$3,989,760	$3,701,475

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $10,325 and $10,238, respectively)	$1,498,508	$1,317,446
Accrued liabilities (HEP: $13,691 and $21,206, respectively)	76,734	72,409

Total current liabilities	1,575,242	1,389,855

Long-term debt (HEP: $505,918 and $482,271, respectively)	834,213	810,561
Deferred income taxes	131,698	131,935
Other long-term liabilities (HEP: $9,511 and $10,809, respectively)	80,657	80,985

Equity:
Holly Corporation stockholders’ equity:
Preferred stock, $1.00 par value — 1,000,000 shares authorized; none issued	—	—
Common stock $.01 par value — 160,000,000 shares authorized; 76,346,432 shares issued as of March 31, 2011 and December 31, 2010	763	763
Additional capital	193,121	194,378
Retained earnings	1,283,021	1,206,328
Accumulated other comprehensive loss	(25,866)	(26,246)
Common stock held in treasury, at cost — 23,034,159 and 23,081,744 shares as of March 31, 2011 and December 31, 2010, respectively	(677,253)	(677,804)

Total Holly Corporation stockholders’ equity	773,786	697,419

Noncontrolling interest	594,164	590,720

Total equity	1,367,950	1,288,139

Total liabilities and equity	$3,989,760	$3,701,475

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2011 and December 31, 2010. HEP is a consolidated variable interest entity.
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Sales and other revenues	$2,326,585	$1,874,290

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,984,617	1,723,864
Operating expenses (exclusive of depreciation and amortization)	134,743	127,544
General and administrative expenses (exclusive of depreciation and amortization)	16,818	17,869
Depreciation and amortization	31,308	27,757

Total operating costs and expenses	2,167,486	1,897,034

Income (loss) from operations	159,099	(22,744)

Other income (expense):
Equity in earnings of SLC Pipeline	740	481
Interest income	85	59
Interest expense	(16,204)	(17,722)
Merger transaction costs	(3,698)	—

	(19,077)	(17,182)

Income (loss) before income taxes	140,022	(39,926)

Income tax provision (benefit):
Current	49,489	5,361
Deferred	(478)	(22,033)

	49,011	(16,672)

Net income (loss)	91,011	(23,254)

Less net income attributable to noncontrolling interest	6,317	4,840

Net income (loss) attributable to Holly Corporation stockholders	$84,694	$(28,094)

Earnings per share attributable to Holly Corporation stockholders:
Basic	$1.59	$(0.53)

Diluted	$1.58	$(0.53)

Cash dividends declared per common share	$0.15	$0.15

Average number of common shares outstanding:
Basic	53,307	53,094
Diluted	53,633	53,094
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$91,011	$(23,254)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,308	27,757
SLC Pipeline earnings, net of distributions	(365)	(481)
Deferred income taxes	(478)	(22,033)
Equity based compensation expense	1,754	2,907
Change in fair value — derivative instruments	1,092	1,464
(Increase) decrease in current assets:
Accounts receivable	(159,138)	(121,085)
Inventories	(73,089)	(117,509)
Income taxes receivable	48,992	7,824
Prepayments and other	6,978	(30,420)
Current assets of discontinued operations	—	2,195
Increase (decrease) in current liabilities:
Accounts payable	181,045	180,298
Accrued liabilities	14,155	7,590
Turnaround expenditures	(16,924)	(7,257)
Other, net	4,201	1,980

Net cash provided by (used for) operating activities	130,542	(90,024)

Cash flows from investing activities:
Additions to properties, plants and equipment — Holly Corporation	(62,563)	(29,187)
Additions to properties, plants and equipment — Holly Energy Partners	(11,475)	(1,911)
Purchases of marketable securities	(98,937)	—
Sales and maturities of marketable securities	31,925	—

Net cash used for investing activities	(141,050)	(31,098)

Cash flows from financing activities:
Borrowings under credit agreement — Holly Corporation	—	310,000
Repayments under credit agreement — Holly Corporation	—	(310,000)
Borrowings under credit agreement — Holly Energy Partners	30,000	33,000
Repayments under credit agreement — Holly Energy Partners	(7,000)	(68,000)
Proceeds from issuance of senior notes — Holly Energy Partners	—	147,540
Repayments under financing obligation — Holly Corporation	(277)	(246)
Purchase of treasury stock	(2,051)	(1,055)
Contribution from joint venture partner	8,500	1,250
Dividends	(7,984)	(7,926)
Distributions to noncontrolling interest	(12,485)	(11,963)
Excess tax benefit (expense) from equity based compensation	261	(1,045)
Purchase of units for restricted grants — Holly Energy Partners	(399)	(1,745)
Deferred financing costs	(3,044)	(56)
Issuance of common stock upon exercise of options	—	61

Net cash provided by financing activities	5,521	89,815
Cash and cash equivalents:
Decrease for the period	(4,987)	(31,307)
Beginning of period	229,101	124,596

End of period	$224,114	$93,289

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,602	$11,879
Income taxes	$8	$—
See accompanying notes.

HOLLY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$91,011	$(23,254)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	142	244

Hedging instruments:
Change in fair value of cash flow hedging instruments	1,321	(1,362)

Other comprehensive income (loss) before income taxes	1,463	(1,118)
Income tax expense (benefit)	242	318

Other comprehensive income (loss)	1,221	(1,436)

Total comprehensive income (loss)	92,232	(24,690)

Less noncontrolling interest in comprehensive income	7,159	2,904

Comprehensive income (loss) attributable to Holly Corporation stockholders	$85,073	$(27,594)

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
     As of March 31, 2011, we:
•	owned and operated three refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), a refinery in Woods Cross, Utah (the “Woods Cross Refinery”) and our two refinery facilities located in Tulsa, Oklahoma (collectively, operated as the “Tulsa Refinery”);

•	owned and operated Holly Asphalt Company (“Holly Asphalt”) which manufactures and markets asphalt products from various terminals in Arizona, New Mexico and Texas;

•	owned a 75% interest in a 12-inch refined products pipeline project from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”); and

•	owned a 34% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest. HEP has logistic assets including petroleum product and crude oil pipelines located in Texas, New Mexico, Oklahoma and Utah; ten refined product terminals; a jet fuel terminal; loading rack facilities at each of our three refineries, a refined products tank farm facility and on-site crude oil tankage at our Navajo, Woods Cross and Tulsa Refineries. Additionally, HEP owns a 25% interest in SLC Pipeline LLC (“SLC Pipeline”), a new 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2011, the consolidated results of operations and comprehensive income (loss) for the three months ended March 31, 2011 and 2010 and consolidated cash flows for the three months ended March 31, 2011 and 2010 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.
Our results of operations for the first three months of 2011 are not necessarily indicative of the results to be expected for the full year.
Accounts Receivable
Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition and in certain circumstances, collateral, such as a letter of credit or guarantee, is required. Credit losses are charged to income when accounts are deemed uncollectible and historically have been minimal. At March 31, 2011, our allowance for doubtful accounts reserve was $2.4 million.
Inventories
We use the last-in, first-out (“LIFO”) method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.
NOTE 2: Pending Holly Frontier Merger
On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination of us and Frontier Oil Corporation (“Frontier”). Subject to the terms and conditions of the merger agreement which has been approved unanimously by both our and Frontier’s board of directors, Frontier shareholders will receive 0.4811 shares of our common stock for each share of Frontier common stock if the merger is completed. Completion of the merger is subject to certain conditions, including, among others, (i) approval by our stockholders of the issuance of our common stock to Frontier’s stockholders in connection with the merger, (ii) adoption of the merger agreement by Frontier’s stockholders, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the registration statement on Form S-4 used to register the common stock to be issued as consideration for the merger having been declared effective by the SEC and (v) the entry into a new credit facility for the combined company.
In March 2011, the Federal Trade Commission (“FTC”) granted early termination of its Hart-Scott-Rodino antitrust review of the proposed merger.
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
As of March 31, 2011, we owned a 34% interest in HEP, including the 2% general partner interest. We are HEP’s primary beneficiary and therefore we consolidate HEP. See Note 17 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated balances.
HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 76% of HEP’s total revenues for the three months ended March 31, 2011. We do not provide financial or equity support through any liquidity arrangements and /or guarantees to HEP.
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

We have pledged 6,000,000 of our HEP common units to collateralize certain crude oil purchases in 2011.
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
2010 Tulsa East / Lovington Storage Asset Transaction
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
Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP’s pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. These minimum annual payments are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the HEP IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. As of March 31, 2011, these agreements result in minimum annualized payments to HEP of $133 million.
NOTE 4: Financial Instruments
Our financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, debt and derivative instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
Debt consists of borrowings outstanding under HEP’s $275 million revolving credit agreement (the “HEP Credit Agreement”), our 9.875% senior notes due 2017 (the “Holly 9.875% Senior Notes”), HEP’s 6.25% senior notes due 2015 (the “HEP 6.25% Senior Notes”) and HEP’s 8.25% senior notes due 2018 (the “HEP 8.25% Senior

Notes”). The $182 million carrying amount of borrowings outstanding under the HEP Credit Agreement approximates fair value as interest rates are reset frequently using current interest rates. At March 31, 2011, the estimated fair values of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $338.3 million, $185 million and $160.5 million, respectively. These fair value estimates are based on market quotes provided from a third-party bank. See Note 10 for additional information on these debt instruments.
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
We have commodity price swaps and HEP has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. With respect to these instruments, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP’s interest rate swap. See Note 11 for additional information on these swap contracts, including fair value measurements.
NOTE 5: Earnings Per Share
Basic earnings per share is calculated as net income attributable to Holly Corporation stockholders divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from stock options, variable restricted shares and variable performance shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income attributable to Holly Corporation stockholders:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Net income attributable to Holly Corporation stockholders	$84,694	$(28,094)

Average number of shares of common stock outstanding	53,307	53,094
Effect of dilutive stock options, variable restricted shares and performance share units	326	—

Average number of shares of common stock outstanding assuming dilution	53,633	53,094

Basic earnings per share	$1.59	$(0.53)

Diluted earnings per share	$1.58	$(0.53)

NOTE 6: Stock-Based Compensation
On March 31, 2011, we had two principal share-based compensation plans that are described below (collectively, the “Long-Term Incentive Compensation Plan”). The compensation cost that has been charged against income for these plans was $1.1 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.4 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods. We have proposed to a vote of shareholders, an amendment to the Long-Term Incentive Compensation Plan that will extend the term of the plan and our ability to grant equity compensation awards until December 31, 2020.
Additionally, HEP maintains share-based compensation plans for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plans was $0.7 million and $1 million for the three months ended March 31, 2011 and 2010, respectively.
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
A summary of restricted stock activity and changes during the three months ended March 31, 2011 is presented below:

		Weighted-Average
		Grant Date Fair	Aggregate Intrinsic
Restricted Stock	Grants	Value	Value ($000)
Outstanding at January 1, 2011 (non-vested)	346,996	$29.31
Vesting and transfer of ownership to recipients	(87,232)	29.80
Forfeited	(12,965)	52.02

Outstanding at March 31, 2011 (non-vested)	246,799	$27.94	$14,996

The total fair value of restricted stock vested and transferred to recipients during the three months ended March 31, 2011 and 2010 was $2.6 million and $1.6 million, respectively. As of March 31, 2011, there was $1.7 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 0.7 years.
Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years. Under the terms of our performance share unit grants, awards are subject to financial performance criteria.
The fair value of each performance share unit award is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of March 31, 2011, estimated share payouts for outstanding non-vested performance share unit awards ranged from 130% to 150%.

A summary of performance share unit activity and changes during the three months ended March 31, 2011 is presented below:

Performance Share Units	Grants
Outstanding at January 1, 2011 (non-vested)	278,093
Vesting and transfer of ownership to recipients	(53,962)

Outstanding at March 31, 2011 (non-vested)	224,131

For the three months ended March 31, 2011, we issued 75,007 shares of our common stock having a fair value of $3.6 million related to vested performance share units, representing a 139% payout. Based on the weighted average grant date fair value of $25.82, there was $6.6 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.2 years.
NOTE 7: Cash and Cash Equivalents and Investments in Marketable Securities
Our investment portfolio at March 31, 2011, consisted of cash, cash equivalents and investments in debt securities primarily issued by government entities. We also hold 1,000,000 shares of Connacher Oil and Gas Limited common stock that were received as partial consideration upon our sale of our Montana refinery in 2006.
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
The following is a summary of our available-for-sale securities:

	Available-for-Sale Securities
			Estimated Fair Value
		Gross Unrealized	(Net Carrying
	Amortized Cost	Gain	Amount)
	(In thousands)
March 31, 2011
State and political subdivision debt securities	$67,012	$8	$67,020
Equity securities	610	867	1,477

Total marketable securities	$67,622	$875	$68,497

December 31, 2010
Equity securities	$610	$733	$1,343

For the three months ended March 31, 2011, we invested $98.9 million in marketable debt securities and received a total of $31.9 million related to sales and maturities of our investments in marketable debt securities.

NOTE 8: Inventories
Inventory consists of the following components:

	March 31,	December 31,
	2011	2010
	(In thousands)
Crude oil	$83,513	$96,570
Other raw materials and unfinished products (1)	69,485	68,792
Finished products (2)	271,787	188,274
Process chemicals (3)	22,532	22,512
Repairs and maintenance supplies and other	26,139	24,219

Total inventory	$473,456	$400,367

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include catalysts, additives and other chemicals.
NOTE 9: Environmental
Consistent with our accounting policy for environmental remediation costs, we expensed $1.1 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively, for environmental remediation obligations. The accrued environmental liability reflected in the consolidated balance sheets was $25 million and $26.2 million at March 31, 2011 and December 31, 2010, respectively, of which $19.4 million and $20.4 million, respectively, were classified as other long-term liabilities. Costs of future expenditures for environmental remediation that are expected to be incurred over the next several years are not discounted to their present value.
NOTE 10: Debt
Credit Facilities
We have a $400 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. The Holly Credit Agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at March 31, 2011. At March 31, 2011, we had no outstanding borrowings and outstanding letters of credit totaling $70 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $330 million at March 31, 2011.
The $275 million HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. In February 2011, HEP amended its previous credit agreement (expiring in August 2011), slightly, reducing the size of the credit facility from $300 million to $275 million. The size was reduced based on management’s review of past and forecasted utilization of the facility. The HEP Credit Agreement expires in February 2016; however, in the event that the HEP 6.25% Senior Notes (discussed below) are not repurchased, refinanced, extended or repaid prior to September 1, 2014, the HEP Credit Agreement shall expire on that date.
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

Holly Senior Notes Due 2017
Our $300 million 9.875% Senior Notes mature in June 2017 and are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the Holly 9.875% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Holly 9.875% Senior Notes.
HEP Senior Notes Due 2018 and 2015
In March 2010, HEP issued $150 million in aggregate principal amount of 8.25% Senior Notes which mature in March 2018. A portion of the $147.5 million in net proceeds received was used to fund HEP’s $93 million purchase of certain storage assets at our Tulsa Refinery east facility and Navajo Refinery Lovington facility on March 31, 2010. Additionally, HEP used a portion to repay $42 million in outstanding HEP Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital and capital expenditures.
The HEP 6.25% Senior Notes having an aggregate principal amount of $185 million outstanding mature in March 2015 and are registered with the SEC. The HEP 6.25% Senior Notes and HEP 8.25% Senior Notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.
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

The carrying amounts of long-term debt are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Holly 9.875% Senior Notes
Principal	$300,000	$300,000
Unamortized discount	(10,209)	(10,491)

	289,791	289,509

Holly financing obligation
Principal	38,504	38,781

Total Holly long-term debt	328,295	328,290

HEP Credit Agreement	182,000	159,000

HEP 6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(10,304)	(10,961)
Unamortized premium — dedesignated fair value hedge	1,357	1,444

	176,053	175,483
HEP 8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(2,135)	(2,212)

	147,865	147,788

Total HEP long-term debt	505,918	482,271

Total long-term debt	$834,213	$810,561

NOTE 11: Derivative Instruments and Hedging Activities
Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in crude oil and refined products, as well as volatility in the price of natural gas used in our refining operations.
We periodically enter into derivative contracts in the form of commodity price swaps to mitigate price exposure with respect to:
•	our inventory positions;

•	natural gas purchases;

•	costs of crude oil;

•	prices of refined products; and

•	our refining margins.
As of March 31, 2011, we have outstanding commodity price swap contracts serving as economic hedges to protect the value of a temporary crude oil inventory build of 105,000 barrels against price volatility and to protect refining margins on forecasted sales of 6.2 million barrels of produced gasoline. These contracts are measured quarterly at fair value with offsetting adjustments (gains / losses) recorded directly to cost of products sold.

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.
As of March 31, 2011, HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million HEP Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 2.5%, which equaled an effective interest rate of 6.24% as of March 31, 2011. This interest rate swap contract has been designated as a cash flow hedge and matures in February 2013.
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
The following table presents balance sheet locations and related fair values of outstanding derivative instruments.

	Balance Sheet
Derivative Instruments	Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(Dollars in thousands)
March 31, 2011

Derivative designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$8,743	Accumulated other comprehensive loss	$8,743

Derivatives not designated as hedging instruments:

Variable-to-fixed commodity price swap contracts (various inventory positions)	Prepayments and other current assets	$6,555	Cost of products sold (decrease)	$6,555

Fixed/variable-to-variable/fixed commodity price contracts (various inventory positions)	Accrued liabilities	$5,960	Cost of products sold (increase)	$5,960

December 31, 2010

Derivative designated as cash flow hedging instruments:

Variable-to-fixed commodity price swap contracts (forecasted volumes of natural gas purchases)	Accrued liabilities	$38	Accumulated other comprehensive loss	$38

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

Derivatives not designated as hedging instruments:

Fixed-to-variable rate swap contracts (various inventory positions)	Accrued liabilities	$497	Cost of products sold (increase)	$497

For the three months ended March 31, 2011, maturities and fair value adjustments attributable to our economic hedges resulted in a $3.7 million increase to costs of products sold.
For the three months ended March 31, 2010, HEP recognized $1.5 million in charges to interest expense as a result of fair value changes to interest rate swap contracts that were settled in the first quarter of 2010.

NOTE 12: Equity
Changes to equity during the three months ended March 31, 2011 are presented below:

	Holly
	Corporation
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity
	(In thousands)
Balance at December 31, 2010	$697,419	$590,720	$1,288,139

Net income	84,694	6,317	91,011
Dividends	(8,001)	—	(8,001)
Distributions to noncontrolling interest holders	—	(12,485)	(12,485)
Other comprehensive income	380	841	1,221
Contribution from joint venture partner	—	8,500	8,500
Equity based compensation	1,084	670	1,754
Tax benefit from equity based compensation arrangements	261	—	261
Purchase of HEP units for restricted grants	—	(399)	(399)
Purchase of treasury stock (1)	(2,051)	—	(2,051)

Balance at March 31, 2011	$773,786	$594,164	$1,367,950

(1)	Includes 40,673 shares purchased under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock.
During the three months ended March 31, 2011, we repurchased shares of our common stock at market price from certain executives and employees costing $2.1 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted shares in the case of officers and employees who did not elect to satisfy such taxes by other means.
NOTE 13: Other Comprehensive Income (Loss)
The components and allocated tax effects of other comprehensive income (loss) are as follows:

		Tax Expense
	Before-Tax	(Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2011
Unrealized gain on available-for-sale securities	$142	$55	$87
Unrealized gain on hedging activities	1,321	187	1,134

Other comprehensive loss	1,463	242	1,221
Less other comprehensive income attributable to noncontrolling interest	841	—	841

Other comprehensive income attributable to Holly stockholders	$622	$242	$380

Three Months Ended March 31, 2010
Unrealized gain on available-for-sale securities	$244	$94	$150
Unrealized loss on hedging activities	(1,362)	224	(1,586)

Other comprehensive loss	(1,118)	318	(1,436)
Less other comprehensive loss attributable to noncontrolling interest	(1,936)	—	(1,936)

Other comprehensive income attributable to Holly stockholders	$818	$318	$500

The temporary unrealized gain on available-for-sale securities is due to changes in market prices of securities.

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	March 31,	December 31,
	2011	2010
	(In thousands)
Pension obligation adjustment	$(22,672)	$(22,672)
Retiree medical obligation adjustment	(1,894)	(1,894)
Unrealized gain on available-for-sale securities	538	451
Unrealized loss on hedging activities, net of noncontrolling interest	(1,838)	(2,131)

Accumulated other comprehensive loss	$(25,866)	$(26,246)

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
The net periodic pension expense consisted of the following components:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Service cost — benefit earned during the period	$1,267	$1,141
Interest cost on projected benefit obligations	1,281	1,286
Expected return on plan assets	(1,339)	(1,124)
Amortization of prior service cost	98	98
Amortization of net loss	533	624

Net periodic pension expense	$1,840	$2,025

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2011 and 2011 net periodic benefit cost. We expect to contribute between zero and $10 million to the retirement plan in 2011.
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
The HEP segment includes all of the operations of HEP, a consolidated VIE, which owns and operates a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico, Utah and Oklahoma. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon USA, Inc., by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its storage tanks and terminals. The HEP segment also includes a 25% interest in SLC Pipeline that services refineries in the Salt Lake

City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Our revaluation of HEP’s assets and liabilities at March 1, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.
The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2010.

				Consolidations and
	Refining	HEP(1)	Corporate and Other	Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2011
Sales and other revenues	$2,315,092	$45,005	$648	$(34,160)	$2,326,585
Depreciation and amortization	$22,983	$7,235	$1,297	$(207)	$31,308
Income (loss) from operations	$152,104	$23,611	$(16,098)	$(518)	$159,099
Capital expenditures	$22,965	$11,475	$39,598	$—	$74,038

Three Months Ended March 31, 2010
Sales and other revenues	$1,867,174	$40,689	$66	$(33,639)	$1,874,290
Depreciation and amortization	$20,726	$6,805	$521	$(295)	$27,757
Income (loss) from operations	$(24,579)	$18,261	$(15,767)	$(659)	$(22,744)
Capital expenditures	$19,209	$1,911	$9,978	$—	$31,098

March 31, 2011
Cash, cash equivalents and investments in marketable securities	$—	$1,502	$291,109	$—	$292,611
Total assets	$2,725,065	$679,101	$619,825	$(34,231)	$3,989,760
Long-term debt	$—	$505,918	$345,108	$(16,813)	$834,213

December 31, 2010
Cash, cash equivalents and investments in marketable securities	$—	$403	$230,041	$—	$230,444
Total assets	$2,490,193	$669,820	$573,531	$(32,069)	$3,701,475
Long-term debt	$—	$482,271	$345,215	$(16,925)	$810,561

(1)	HEP segment revenues from external customers were $10.9 million and $7.1 million for the three months ended March 31, 2011 and 2010, respectively.
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

Condensed Consolidating Balance Sheet

			Non-			Non-Guarantor
			Guarantor		Holly Corp. Before	Non-Restricted
		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
March 31, 2011	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$203,343	$(633)	$19,902	$—	$222,612	$1,502	$—	$224,114
Marketable securities	47,469	1,478	—	—	48,947	—	—	48,947
Accounts receivable	2,427	1,147,038	4,001	—	1,153,466	23,475	(24,687)	1,152,254
Intercompany accounts receivable (payable)	(1,474,477)	1,058,765	415,712	—	—	—	—	—
Inventories	—	473,271	—	—	473,271	185	—	473,456
Income taxes receivable	2,042	—	—	—	2,042	—	—	2,042
Prepayments and other assets	8,283	10,084	—	—	18,367	360	(3,786)	14,941

Total current assets	(1,210,913)	2,690,003	439,615	—	1,918,705	25,522	(28,473)	1,915,754

Properties and equipment, net	17,279	1,019,342	274,994	—	1,311,615	496,839	(6,902)	1,801,552
Marketable securities (long-term)	19,550	—	—	—	19,550	—	—	19,550
Investment in subsidiaries	2,437,180	630,718	(394,511)	(2,673,387)	—	—	—	—
Intangibles and other assets	7,800	87,220	—	—	95,020	156,740	1,144	252,904

Total assets	$1,270,896	$4,427,283	$320,098	$(2,673,387)	$3,344,890	$679,101	$(34,231)	$3,989,760

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,707	$1,496,835	$10,328	$—	$1,512,870	$10,325	$(24,687)	$1,498,508
Accrued liabilities	30,244	35,525	1,060	—	66,829	13,691	(3,786)	76,734

Total current liabilities	35,951	1,532,360	11,388	—	1,579,699	24,016	(28,473)	1,575,242

Long-term debt	289,792	55,316	—	—	345,108	505,918	(16,813)	834,213
Non-current liabilities	44,444	26,703	—	—	71,147	9,510	—	80,657
Deferred income taxes	125,685	325	737	—	126,747	—	4,951	131,698
Distributions in excess of inv in HEP	—	375,399	—	—	375,399	—	(375,399)	—
Equity — Holly Corporation	775,024	2,437,180	307,973	(2,745,153)	775,024	139,657	(140,895)	773,786
Equity — noncontrolling interest	—	—	—	71,766	71,766	—	522,398	594,164

Total liabilities and equity	$1,270,896	$4,427,283	$320,098	$(2,673,387)	$3,344,890	$679,101	$(34,231)	$3,989,760

Condensed Consolidating Balance Sheet

			Non-			Non-Guarantor
			Guarantor		Holly Corp. Before	Non-Restricted
		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
December 31, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$230,082	$(9,035)	$7,651	$—	$228,698	$403	$—	$229,101
Marketable securities	—	1,343	—	—	1,343	—	—	1,343
Accounts receivable	1,683	991,778	—	—	993,461	22,508	(22,853)	993,116
Intercompany accounts receivable (payable)	(1,401,580)	981,691	419,889	—	—	—	—	—
Inventories	—	400,165	—	—	400,165	202	—	400,367
Income taxes receivable	51,034	—	—	—	51,034	—	—	51,034
Prepayments and other assets	10,210	20,942	—	—	31,152	573	(3,251)	28,474

Total current assets	(1,108,571)	2,386,884	427,540	—	1,705,853	23,686	(26,104)	1,703,435

Properties and equipment, net	17,177	1,017,877	236,648	—	1,271,702	492,098	(7,109)	1,756,691
Investment in subsidiaries	2,273,159	595,888	(393,011)	(2,476,036)	—	—	—	—
Intangibles and other assets	8,569	77,600	—	—	86,169	154,036	1,144	241,349

Total assets	$1,190,334	$4,078,249	$271,177	$(2,476,036)	$3,063,724	$669,820	$(32,069)	$3,701,475

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,170	$1,319,316	$3,575	$—	$1,330,061	$10,238	$(22,853)	$1,317,446
Accrued liabilities	25,512	28,145	797	—	54,454	21,206	(3,251)	72,409

Total current liabilities	32,682	1,347,461	4,372	—	1,384,515	31,444	(26,104)	1,389,855

Long-term debt	289,509	55,706	—	—	345,215	482,271	(16,925)	810,561
Non-current liabilities	42,655	27,521	—	—	70,176	10,809	—	80,985
Deferred income taxes	126,160	259	565	—	126,984	—	4,951	131,935
Distributions in excess of inv in HEP	—	374,143	—	—	374,143	—	(374,143)	—
Equity — Holly Corporation	699,328	2,273,159	266,240	(2,539,399)	699,328	145,296	(147,205)	697,419
Equity — noncontrolling interest	—	—	—	63,363	63,363	—	527,357	590,720

Total liabilities and equity	$1,190,334	$4,078,249	$271,177	$(2,476,036)	$3,063,724	$669,820	$(32,069)	$3,701,475

Condensed Consolidating Statement of Income

			Non-			Non-Guarantor
			Guarantor		Holly Corp. Before	Non-Restricted
Three Months Ended		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
March 31, 2011	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$648	$2,315,092	$—	$—	$2,315,740	$45,005	$(34,160)	$2,326,585

Operating costs and expenses:
Cost of products sold	—	2,017,926	—	—	2,017,926	—	(33,309)	1,984,617
Operating expenses	—	121,685	388	—	122,073	12,796	(126)	134,743
General and administrative expenses	15,353	102	—	—	15,455	1,363	—	16,818
Depreciation and amortization	940	23,161	179	—	24,280	7,235	(207)	31,308

Total operating costs and expenses	16,293	2,162,874	567	—	2,179,734	21,394	(33,642)	2,167,486

Income (loss) from operations	(15,645)	152,218	(567)	—	136,006	23,611	(518)	159,099

Other income (expense):
Equity in earnings of subsidiaries and joint venture	158,957	7,563	8,020	(166,520)	8,020	740	(8,020)	740
Interest income (expense)	(6,808)	(824)	13	—	(7,619)	(9,112)	612	(16,119)
Merger transaction costs	(3,698)	—	—	—	(3,698)	—	—	(3,698)

	148,451	6,739	8,033	(166,520)	(3,297)	(8,372)	(7,408)	(19,077)

Income before income taxes	132,806	158,957	7,466	(166,520)	132,709	15,239	(7,926)	140,022

Income tax provision	48,783	—	—	—	48,783	228	—	49,011

Net income	84,023	158,957	7,466	(166,520)	83,926	15,011	(7,926)	91,011

Less net income attributable to noncontrolling interest	—	—	—	97	97	—	(6,414)	(6,317)

Net income attributable to Holly Corporation stockholders	$84,023	$158,957	$7,466	$(166,423)	$84,023	$15,011	$(14,340)	$84,694

Condensed Consolidating Statement of Income

			Non-			Non-Guarantor
			Guarantor		Holly Corp. Before	Non-Restricted
Three Months Ended		Guarantor Restricted	Restricted		Consolidation of	Subsidiaries
March 31, 2010	Parent	Subsidiaries	Subsidiaries	Eliminations	HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$67	$1,867,173	$—	$—	$1,867,240	$40,689	$(33,639)	$1,874,290

Operating costs and expenses:
Cost of products sold	—	1,756,507	(74)	—	1,756,433	—	(32,569)	1,723,864
Operating expenses	—	114,600	—	—	114,600	13,060	(116)	127,544
General and administrative expenses	14,885	421	—	—	15,306	2,563	—	17,869
Depreciation and amortization	943	20,954	(650)	—	21,247	6,805	(295)	27,757

Total operating costs and expenses	15,828	1,892,482	(724)	—	1,907,586	22,428	(32,980)	1,897,034

Income (loss) from operations	(15,761)	(25,309)	724	—	(40,346)	18,261	(659)	(22,744)

Other income (expense):
Equity in earnings (loss) of subsidiaries and joint ventures	(20,108)	6,480	5,929	13,628	5,929	—	(5,929)	—
Interest income (expense)	(9,143)	(1,279)	8	—	(10,414)	(8,104)	855	(17,663)
Other income (expense)	—	—	—	—	—	481	—	481

	(29,251)	5,201	5,937	13,628	(4,485)	(7,623)	(5,074)	(17,182)

Income (loss) before income taxes	(45,012)	(20,108)	6,661	13,628	(44,831)	10,638	(5,733)	(39,926)

Income tax provision	(16,766)	—	—	—	(16,766)	94	—	(16,672)

Net Income (loss)	(28,246)	(20,108)	6,661	13,628	(28,065)	10,544	(5,733)	(23,254)

Less net income attributable to noncontrolling interest	—	—	—	181	181	—	4,659	4,840

Net income (loss) attributable to Holly Corporation stockholders	$(28,246)	$(20,108)	$6,661	$13,447	$(28,246)	$10,544	$(10,392)	$(28,094)

Condensed Consolidating Statement of Cash Flows

					Non-Guarantor
		Guarantor	Non-Guarantor	Holly Corp. Before	Non-Restricted
Three Months Ended		Restricted	Restricted	Consolidation of	Subsidiaries
March 31, 2011	Parent	Subsidiaries	Subsidiaries	HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$51,090	$57,174	$16,776	$125,040	$15,222	$(9,720)	$130,542

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(1,043)	(22,995)	(38,525)	(62,563)	—	—	(62,563)
Additions to properties, plants and equipment — HEP	—	—	—	—	(11,475)	—	(11,475)
Purchases of marketable securities	(98,937)	—	—	(98,937)	—	—	(98,937)
Sales and maturities of marketable securities	31,925	—	—	31,925	—	—	31,925

	(68,055)	(22,995)	(38,525)	(129,575)	(11,475)	—	(141,050)

Cash flows from financing activities
Net borrowings under credit agreements — HEP	—	—	—	—	23,000	—	23,000
Repayments under financing obligation — Holly	—	(277)	—	(277)	—		(277)
Purchase of treasury stock	(2,051)	—	—	(2,051)	—	—	(2,051)
Contribution from joint venture partner	—	(25,500)	34,000	8,500	—	—	8,500
Dividends	(7,984)	—	—	(7,984)	—	—	(7,984)
Distributions to noncontrolling interest	—	—	—	—	(22,205)	9,720	(12,485)
Excess tax benefit from equity based compensation	261	—	—	261	—	—	261
Deferred financing costs	—	—	—	—	(3,044)	—	(3,044)
Purchase of units for HEP restricted grants	—	—	—	—	(399)	—	(399)

	(9,774)	(25,777)	34,000	(1,551)	(2,648)	9,720	5,521

Cash and cash equivalents
Increase (decrease) for the period	(26,739)	8,402	12,251	(6,086)	1,099	—	(4,987)
Beginning of period	230,082	(9,035)	7,651	228,698	403	—	229,101

End of period	$203,343	$(633)	$19,902	$222,612	$1,502	$—	$224,114

Condensed Consolidating Statement of Cash Flows

					Non-Guarantor
		Guarantor	Non-Guarantor	Holly Corp. Before	Non-Restricted
		Restricted	Restricted	Consolidation of	Subsidiaries
Three Months Ended March 31, 2010	Parent	Subsidiaries	Subsidiaries	HEP	(HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(43,478)	$(59,287)	$2,660	$(100,105)	$18,723	$(8,642)	$(90,024)

Cash flows from investing activities
Additions to properties, plants and equipment — Holly	(915)	(19,209)	(9,063)	(29,167)	—	—	(29,187)
Additions to properties, plants and equipment — HEP	—	—	—	—	(39,145)	37,324	(1,911)
Proceeds from sale of assets	—	37,324	—	37,324	—	(37,324)	—

	(915)	18,025	(9,063)	8,047	(39,145)	—	(31,098)

Cash flows from financing activities
Net repayments under credit agreements — HEP	—	—	—	—	(35,000)	—	(35,000)
Proceeds from issuance of senior notes — HEP	—	—	—	—	147,540	—	147,540
Repayments under financing obligation — Holly	—	(345)	—	(345)	—	99	(246)
Purchase of treasury stock	(1,055)	—	—	(1,055)	—	—	(1,055)
Contribution from joint venture partner	—	(3,750)	5,000	1,250	—	—	1,250
Dividends	(7,926)	—	—	(7,926)	—	—	(7,926)
Purchase price in excess of transferred basis in assets	—	55,766	—	55,766	(55,766)	—	—
Distributions to noncontrolling interest	—	—	—	—	(20,506)	8,543	(11,963)
Excess tax expense from equity based compensation	(1,045)	—	—	(1,045)	—	—	(1,045)
Deferred financing costs	(56)	—	—	(56)		—	(56)
Purchase of units for HEP restricted grants	—	—	—	—	(1,745)	—	(1,745)
Other	61	—	—	61	—	—	61

	(10,021)	51,671	5,000	46,650	34,523	8,642	89,815

Cash and cash equivalents
Increase (decrease) for the period	(54,414)	10,409	(1,403)	(45,408)	14,101	—	(31,307)
Beginning of period	127,560	(12,477)	7,005	122,088	2,508	—	124,596

End of period	$73,146	$(2,068)	$5,602	$76,680	$16,609	$—	$93,289

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer only to Holly Corporation and its consolidated subsidiaries or to Holly Corporation or an individual subsidiary and not to any other person. The words “we,” “our,” “ours” and “us” generally include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of Holly Corporation with certain exceptions where there are transactions or obligations between HEP and Holly Corporation or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of Holly Corporation. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.
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
At March 31, 2011, we owned a 34% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest. HEP has logistic assets including petroleum product and crude oil pipelines located in Texas, New Mexico, Oklahoma and Utah; ten refined product terminals; a jet fuel terminal; loading rack facilities at each of our three refineries, a refined products tank farm facility and on-site crude oil tankage at our Navajo, Woods Cross and Tulsa Refineries. Additionally, HEP owns a 25% interest in SLC Pipeline LLC (“SLC Pipeline”), a new 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.
On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination of us and Frontier Oil Corporation (“Frontier”). Subject to the terms and conditions of the merger agreement which has been approved unanimously by both our and Frontier’s board of directors, Frontier shareholders will receive 0.4811 shares of our common stock for each share of Frontier common stock if the merger is completed. Completion of the merger is subject to certain conditions, including, among others, (i) approval by our stockholders of the issuance of our common stock to Frontier’s stockholders in connection with the merger, (ii) adoption of the merger agreement by Frontier’s stockholders, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the registration statement on Form S-4 used to register the common stock to be issued as consideration for the merger having been declared effective by the SEC and (v) the entry into a new credit facility for the combined company. In March 2011, the Federal Trade Commission (“FTC”) granted early termination of its Hart-Scott-Rodino antitrust review of the proposed merger.
Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel, jet fuel and asphalt products in markets in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. We also produce specialty lubricant products that are marketed throughout North America and are distributed in Central and South America. For the three months ended March 31, 2011, sales and other revenues were $2,326.6 million and net income attributable to Holly Corporation stockholders was $84.7 million. For the three months ended March 31, 2010, sales and other revenues were $1,874.3 million and the net loss attributable to Holly Corporation stockholders was $28.1 million. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the three months ended March 31, 2011 were $2,167.5 million compared to $1,897 million for the three months ended March 31, 2010.

RESULTS OF OPERATIONS
Financial Data (Unaudited)

	Three Months Ended
	March 31,		Change from 2010
	2011	2010	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$2,326,585	$1,874,290	$452,295	24.1%

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,984,617	1,723,864	260,753	15.1
Operating expenses (exclusive of depreciation and amortization)	134,743	127,544	7,199	5.6
General and administrative expenses (exclusive of depreciation and amortization)	16,818	17,869	(1,051)	(5.9)
Depreciation and amortization	31,308	27,757	3,551	12.8

Total operating costs and expenses	2,167,486	1,897,034	270,452	14.3

Income (loss) from operations	159,099	(22,744)	181,843	799.5

Other income (expense):
Equity in earnings of SLC Pipeline	740	481	259	53.8
Interest income	85	59	26	44.1
Interest expense	(16,204)	(17,722)	1,518	8.6
Merger transaction costs	(3,698)	—	(3,698)	(100.0)

	(19,077)	(17,182)	(1,895)	11.0

Income (loss) before income taxes	140,022	(39,926)	179,948	450.7

Income tax provision (benefit)	49,011	(16,672)	65,683	394.0

Net income (loss)	91,011	(23,254)	114,265	491.4

Less net income attributable to noncontrolling interest	6,317	4,840	1,477	30.5

Net income (loss) attributable to Holly Corporation stockholders	$84,694	$(28,094)	$112,788	401.5%

Earnings per share attributable to Holly Corporation stockholders:
Basic	$1.59	$(0.53)	$2.12	400.0%

Diluted	$1.58	$(0.53)	$2.11	398.1%

Cash dividends declared per common share	$0.15	$0.15	$—	—%

Average number of common shares outstanding:
Basic	53,307	53,094	213	0.4%
Diluted	53,633	53,094	539	1.0%
Balance Sheet Data (Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$292,611	$230,444
Working capital	$340,512	$313,580
Total assets	$3,989,760	$3,701,475
Long-term debt	$834,213	$810,561
Total equity	$1,367,950	$1,288,139

Other Financial Data (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash provided by (used for) operating activities	$130,542	$(90,024)
Net cash used for investing activities	$(141,050)	$(31,098)
Net cash provided by financing activities	$5,521	$89,815
Capital expenditures	$74,038	$31,098
EBITDA (1)	$181,132	$654

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as (“EBITDA”), is calculated as net income plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segment are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Eliminations.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Sales and other revenues
Refining (1)	$2,315,092	$1,867,174
HEP (2)	45,005	40,689
Corporate and Other	648	66
Eliminations	(34,160)	(33,639)

Consolidated	$2,326,585	$1,874,290

Operating income (loss)
Refining (1)	$152,104	$(24,579)
HEP (2)	23,611	18,261
Corporate and Other	(16,098)	(15,767)
Eliminations	(518)	(659)

Consolidated	$159,099	$(22,744)

(1)	The Refining segment includes the operations of our Navajo, Woods Cross and Tulsa Refineries and Holly Asphalt Company (“Holly Asphalt”) and involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. The petroleum products are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, specialty lubricant products produced at our Tulsa Refinery are marketed throughout North America and are distributed in Central and South America. Holly Asphalt manufactures and markets asphalt and asphalt products in Arizona, New Mexico, Oklahoma, Kansas, Missouri, Texas and northern Mexico.

(2)	The HEP segment involves all of the operations of HEP which owns and operates a system of petroleum product and crude gathering pipelines and refinery tankage in Texas, New Mexico, Oklahoma and Utah, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, Oklahoma and Washington. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, HEP owns a 25% interest in the SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations.
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

	Three Months Ended
	March 31,
	2011	2010
Navajo Refinery
Crude charge (BPD) (1)	69,980	78,910
Refinery throughput (BPD) (2)	78,930	90,490
Refinery production (BPD) (3)	76,720	87,530
Sales of produced refined products (BPD)	79,840	86,930
Sales of refined products (BPD) (4)	86,700	90,120

Refinery utilization (5)	70.0%	78.9%

Average per produced barrel (6)
Net sales	$110.99	$88.06
Cost of products (7)	95.60	82.96

Refinery gross margin	15.39	5.10
Refinery operating expenses (8)	6.34	5.18

Net operating margin	$9.05	$(0.08)

Refinery operating expenses per throughput barrel	$6.42	$4.97

Feedstocks:
Sour crude oil	73%	87%
Sweet crude oil	5%	4%
Heavy sour crude oil	11%	—%
Other feedstocks and blends	11%	9%

Total	100%	100%

Sales of produced refined products:
Gasolines	51%	59%
Diesel fuels	35%	30%
Jet fuels	1%	4%
Fuel oil	5%	4%
Asphalt	5%	1%
LPG and other	3%	2%

Total	100%	100%

Woods Cross Refinery
Crude charge (BPD) (1)	25,770	25,680
Refinery throughput (BPD) (2)	27,900	27,110
Refinery production (BPD) (3)	26,620	26,540
Sales of produced refined products (BPD)	26,650	28,170
Sales of refined products (BPD) (4)	26,740	28,360

Refinery utilization (5)	83.1%	82.8%

	Three Months Ended
	March 31,
	2011	2010
Average per produced barrel (6)
Net sales	$108.77	$89.52
Cost of products (7)	89.87	74.72

Refinery gross margin	18.90	14.80
Refinery operating expenses (8)	6.43	6.20

Net operating margin	$12.47	$8.60

Refinery operating expenses per throughput barrel	$6.14	$6.45

Feedstocks:
Sweet crude oil	57%	61%
Heavy sour crude oil	4%	7%
Black wax crude oil	31%	28%
Other feedstocks and blends	8%	4%

Total	100%	100%

Sales of produced refined products:
Gasolines	61%	64%
Diesel fuels	29%	28%
Jet fuels	2%	1%
Fuel oil	2%	1%
Asphalt	3%	3%
LPG and other	3%	3%

Total	100%	100%

Tulsa Refinery
Crude charge (BPD) (1)	105,600	103,600
Refinery throughput (BPD) (2)	106,690	104,810
Refinery production (BPD) (3)	106,160	102,890
Sales of produced refined products (BPD)	100,010	98,760
Sales of refined products (BPD) (4)	100,400	100,620

Refinery utilization (5)	84.5%	82.9%

Average per produced barrel (6)
Net sales	$115.29	$86.22
Cost of products (7)	100.50	82.89

Refinery gross margin	14.79	3.33
Refinery operating expenses (8)	5.98	5.91

Net operating margin	$8.81	$(2.58)

Refinery operating expenses per throughput barrel	$5.61	$5.56

Feedstocks:
Sweet crude oil	97%	99%
Heavy sour crude oil	2%	—%
Other feedstocks and blends	1%	1%

Total	100%	100%

Sales of produced refined products:
Gasolines	37%	41%
Diesel fuels	31%	30%
Jet fuels	8%	9%
Lubricants	11%	10%
Asphalt	4%	4%
Gas oil / intermediates	7%	2%
LPG and other	2%	4%

Total	100%	100%

	Three Months Ended
	March 31,
	2011	2010
Consolidated
Crude charge (BPD) (1)	201,350	208,190
Refinery throughput (BPD) (2)	213,520	222,410
Refinery production (BPD) (3)	209,500	216,960
Sales of produced refined products (BPD)	206,500	213,860
Sales of refined products (BPD) (4)	213,840	219,100

Refinery utilization (5)	78.7%	81.3%

Average per produced barrel (6)
Net sales	$113.28	$87.40
Cost of products (7)	97.56	81.84

Refinery gross margin	15.72	5.56
Refinery operating expenses (8)	6.24	5.65

Net operating margin	$9.48	$(0.09)

Refinery operating expenses per throughput barrel	$5.98	$5.43

Feedstocks:
Sour crude oil	27%	35%
Sweet crude oil	58%	56%
Heavy sour crude oil	5%	1%
Black wax crude oil	4%	3%
Other feedstocks and blends	6%	5%

Total	100%	100%

Sales of produced refined products:
Gasolines	45%	51%
Diesel fuels	33%	30%
Jet fuels	4%	6%
Fuel oil	2%	2%
Asphalt	4%	3%
Lubricants	6%	4%
Gas oil / intermediates	3%	1%
LPG and other	3%	3%

Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 256,000 BPSD.

(6)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(7)	Transportation costs billed from HEP are included in cost of products.

(8)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

Results of Operations — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Summary
Net income attributable to Holly Corporation stockholders for the three months ended March 31, 2011 was $84.7 million ($1.59 per basic and $1.58 per diluted share), a $112.8 million increase compared to $28.1 million net loss ($(0.53) per basic and diluted share) for the three months ended March 31, 2010. Net income increased due principally to higher refinery gross margins during the three months ended March 31, 2011. This was partially offset by a decrease in volumes of produced refined products sold. Overall refinery gross margins for the three months ended March 31, 2011 increased to $15.72 per produced barrel compared to $5.56 for the three months ended March 31, 2010.
Overall production levels for the three months ended March 31, 2010 decreased by 3% over the same period of 2010 due to the effects of production downtime at the Navajo Refinery during the current year first quarter that was partially offset by current year production increases at our Tulsa Refinery facilities. The Navajo Refinery experienced a plant-wide power outage in late January 2010. Inclement weather delayed the process of restoring production to planned operating levels during the month of February.
Sales and Other Revenues
Sales and other revenues increased 24% from $1,874.3 million for the three months ended March 31, 2010 to $2,326.6 million for the three months ended March 31, 2011, due principally to the effects of increased sales prices of produced refined products sold that was partially offset by a decrease in year-over-year first quarter volumes of produced refined products sold. The average sales price we received per produced barrel sold increased 30% from $87.40 for the three months ended March 31, 2010 to $113.28 for the three months ended March 31, 2011. Sales and other revenues for the three months ended March 31, 2011 and 2010, include $10.9 million and $7.1 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.
Cost of Products Sold
Cost of products sold increased 15% from $1,723.9 million for the three months ended March 31, 2010 to $1,984.6 million for the three months ended March 31, 2011, due principally to higher crude oil costs, offset by a 3% decrease in volumes of produced refined products sold. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 19% from $81.84 for the three months ended March 31, 2010 to $97.56 for the three months ended March 31, 2011.
Gross Refinery Margins
Gross refinery margin per produced barrel increased 183% from $5.56 for the three months ended March 31, 2010 to $15.72 for the three months ended March 31, 2011 due to the effects of an increase in the average sales price we received per barrel of produced refined products sold, partially offset by an increase in the average per barrel price we paid for crude oil and feedstocks. Our processing of 100% lower priced West Texas Intermediate related crude oil combined with strong diesel and unseasonably high gasoline margins at all of our refineries helped fuel this margin improvement. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.
Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 6% from $127.5 million for the three months ended March 31, 2010 to $134.7 million for the three months ended March 31, 2011, due principally to increased repair and maintenance costs during the current year first quarter.
General and Administrative Expenses
General and administrative expenses decreased 6% from $17.9 million for the three months ended March 31, 2010 to $16.8 million for the three months ended March 31, 2011, due principally to lower equity based compensation costs and fees for professional services.

Depreciation and Amortization Expenses
Depreciation and amortization increased 13% from $27.8 million for the three months ended March 31, 2010 to $31.3 million for the three months ended March 31, 2011. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects in 2010.
Interest Expense
Interest expense was $16.2 million for the three months ended March 31, 2011 compared to $17.7 million for the three months ended March 31, 2010. The decrease was due principally to interest capitalized on the UNEV Pipeline project. For the three months ended March 31, 2011 and 2010, interest expense included $9.1 million and $8.1 million, respectively, in interest costs attributable to HEP operations.
Income Taxes
For the three months ended March 31, 2011 we recorded income tax expense of $49 million compared to an income tax benefit of $16.7 million for the three months ended March 31, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Holly Credit Agreement
We have a $400 million senior secured credit agreement expiring in March 2013 (the “Holly Credit Agreement”) with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. The Holly Credit Agreement may be used to fund working capital requirements, capital expenditures, permitted acquisitions or other general corporate purposes. We were in compliance with all covenants at March 31, 2011. At March 31, 2011, we had no outstanding borrowings and outstanding letters of credit totaling $70 million under the Holly Credit Agreement. At that level of usage, the unused commitment was $330 million.
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
HEP Credit Agreement
HEP has a $275 million senior secured revolving Credit Agreement (the “HEP Credit Agreement”) that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. In February 2011, HEP amended its previous credit agreement (expiring in August 2011), slightly, reducing the size of the credit facility from $300 million to $275 million. The size was reduced based on management’s review of past and forecasted utilization of the facility. The HEP Credit Agreement expires in February 2016; however, in the event that the 6.25% HEP Senior Notes (discussed later) are not repurchased, refinanced, extended or repaid prior to September 1, 2014, the HEP Credit Agreement will expire on that date. At March 31, 2011, HEP had outstanding borrowings totaling $182 million under the HEP Credit Agreement, with unused borrowing capacity of $93 million.
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
If any particular lender could not honor its commitment under the HEP Credit agreement, HEP believes the unused capacity that would be available from the remaining lenders would be sufficient to meet its borrowing needs. Additionally, publicly available information on these lenders is reviewed in order to monitor their financial stability and assess their ongoing ability to honor their commitments under the HEP Credit Agreement.

HEP does not expect to experience any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, HEP believes there would be alternative lenders or options available.
Holly Senior Notes Due 2017
Our $300 million 9.875% senior notes (the “Holly 9.875% Senior Notes”) mature in June 2017 and are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the Holly 9.875% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Holly 9.875% Senior Notes.
HEP Senior Notes Due 2018 and 2015
In March 2010, HEP issued $150 million in aggregate principal amount of 8.25% senior notes maturing in March 2018 (the “HEP 8.25% Senior Notes”). A portion of the $147.5 million in net proceeds received was used to fund HEP’s $93 million purchase of certain storage assets at our Tulsa Refinery east facility and Navajo Refinery Lovington facility on March 31, 2010. Additionally, HEP used a portion to repay $42 million in outstanding HEP Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital and capital expenditures.
HEP also has $185 million in aggregate principal amount outstanding of 6.25% senior notes maturing in March 2015 (the “HEP 6.25% Senior Notes”) that are registered with the SEC. The HEP 6.25% Senior Notes and HEP 8.25% Senior Notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.
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
We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings. As of March 31, 2011, we had cash and cash equivalents of $224.1 million and short-term investments in marketable securities of $48.9 million.
Cash and cash equivalents decreased by $5 million during the three months ended March 31, 2011. Net cash used for investing activities of $141 million exceeded cash provided by operating activities and financing activities of $130.5 million and $5.5 million, respectively. Working capital increased by $26.4 million during the three months ended March 31, 2011.
Cash Flows — Operating Activities
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net cash flows provided by operating activities were $130.5 million for the three months ended March 31, 2011 compared to net cash used by operating activities of $90 million for the three months ended March 31, 2010, an increase of $220.5 million. Net income for the three months ended March 31, 2011 was $91 million, an increase of $114.3 million compared to a net loss of $23.3 million for the three months ended March 31, 2010. Non-cash adjustments consisting of depreciation and amortization, deferred income taxes, equity-based compensation expense and fair value adjustments to derivative instruments resulted in an increase to operating cash flows of $33.7 million for the three months ended March 31, 2011 compared to $10.1 million for the same period in 2010. Additionally, SLC Pipeline earnings, net of distributions decreased operating cash flows by $0.4 million and $0.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Changes in working capital items increased cash flows by $18.9 million for the three months ended March 31, 2011 compared to a decrease of $71.1 million for the three months ended March 31, 2010. Additionally, for the three months ended March 31, 2011, turnaround expenditures increased to $16.9 million from $7.3 million in 2010 due to a major maintenance turnaround project at our Tulsa Refinery facilities that was completed in January 2011.
Cash Flows — Investing Activities and Planned Capital Expenditures
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net cash flows used for investing activities were $141 million for the three months ended March 31, 2011 compared to $31.1 million for the three months ended March 31, 2010, an increase of $109.9 million. Cash expenditures for properties, plants and equipment for the first three months of 2011 increased to $74 million from $31.1 million for the same period in 2010. These include HEP capital expenditures of $11.5 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures were significantly higher in the three months ending March 31, 2011 due to construction of the UNEV Pipeline system. Also, for the three months ended March 31, 2011, we invested $98.9 million in marketable securities and received proceeds of $31.9 million from the sale or maturity of marketable securities.
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
We are proceeding with the integration project of our Tulsa Refinery west and east facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD. The integration project involves the installation of interconnect pipelines that will permit us to transfer various intermediate streams between the two facilities. Currently, we are using an existing third-party line for the transfer of intermediates from the west facility to the east facility under a 10-year agreement. These interconnect lines will allow us to eliminate the sale of gas oil at a discount to WTI under our 5-year gas oil off take agreement with a third party, optimize gasoline blending, increase our utilization of better process technology, improve yields and reduce operating costs. HEP is currently constructing five additional interconnect pipelines and we are currently negotiating terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project. Also, as part of the integration, during the first quarter of 2011 we completed the expansion of the diesel hydrotreating unit at the east facility at an expected cost of $27 million. This expanded unit will permit the processing of all high sulfur diesel produced to ULSD once the interconnecting pipelines are complete and available to move high sulfur diesel and hydrogen produced in the west facility to the east facility. We are currently planning to complete the integration projects in the summer of 2011.
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
Our consent decree with the EPA requires recovery of sulfur from the refinery fuel gas system and the shutdown or replacement of two low pressure boilers at the Tulsa Refinery west facility by the end of 2013. Our Board of Directors have approved a project for $44 million which would meet these requirements as well as increase our ability to run additional lower priced sour crude types at the Tulsa Refinery east facility. Also, we are evaluating the best solution to the low pressure boiler issue. In addition to the consent decree requirements, flare gas recovery and coker blowdown modifications are required to comply with new flare regulations at an estimated cost of $10 million.
The Navajo Refinery currently plans to comply with the new MSAT2 regulations by the fractionation of naphtha with existing equipment to achieve benzene in gasoline levels below 1.3% . The Navajo Refinery will purchase or use credits generated at the Tulsa Refinery to reduce benzene content to the required 0.62%. Due to our acquisition of the Tulsa Refinery facilities from Sunoco and Sinclair, our Navajo Refinery has until the end of 2011 to comply with the MSAT2 regulations because we no longer qualify for the small refiner’s exemption. Also, we will be installing a new storm water surge tank and upgrade several other processes at the refinery’s Artesia waste water treatment plant. These projects are expected to cost approximately $17 million.
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

The current total cost of the pipeline project including terminals is expected to be approximately in the $340 million range, with our share of the cost totaling $255 million. This project includes the construction of ethanol blending and storage facilities at the Cedar City terminal. The pipeline is in the final construction phase and is expected to be mechanically complete in the third quarter of 2011.
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
As described under our Tulsa Refinery integration project, HEP is currently constructing five interconnecting pipelines between our Tulsa east and west refining facilities. The project is expected to cost approximately $35 million with completion in the summer of 2011. We are currently negotiating terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project.
Cash Flows — Financing Activities
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net cash flows provided by financing activities were $5.5 million for the three months ended March 31, 2011 compared to $89.8 million for the three months ended March 31, 2010, a decrease of $84.3 million. During the three months ended March 31, 2011, we paid $0.3 million under our financing obligation to Plains, purchased $2.1 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, paid $8 million in dividends, received an $8.5 million contribution from our UNEV Pipeline joint venture partner and recognized $0.3 million excess tax benefit on our equity based compensation. During the three months ended March 31, 2011, HEP received $30 million and repaid $7 million under the HEP Credit Agreement, paid distributions of $12.5 million to noncontrolling interests, incurred $3 million in deferred financing costs and purchased $0.4 million in HEP common units in the open market for recipients of its restricted unit grants. During the three months ended March 31, 2010, we received and repaid $310 million in advances under the Holly Credit Agreement, paid $0.2 million under our financing obligation to Plains, paid $7.9 million in dividends, purchased $1.1 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, received a $1.3 million contribution from our UNEV Pipeline joint venture partner and recognized $1 million in excess tax expense on our equity based compensation. During the three months ended March 31, 2010, HEP received $147.5 million in net proceeds upon the issuance of the HEP 8.25% Senior Notes, received $33 million and repaid $68 million under the HEP Credit Agreement, paid distributions of $12 million to noncontrolling interests and purchased $1.7 million in HEP common units in the open market for recipients of its restricted unit grants.

Contractual Obligations and Commitments
Holly Corporation
There were no significant changes to our contractual obligations during the three months ended March 31, 2011.
HEP
In February 2011, HEP amended its previous credit agreement (expiring in August 2011), slightly, reducing the size of the credit facility from $300 million to $275 million. The size was reduced based on management’s review of past and forecasted utilization of the facility. The HEP Credit Agreement expires in February 2016; however, in the event that the 6.25% HEP Senior Notes are not repurchased, refinanced, extended or repaid prior to September 1, 2014, the HEP Credit Agreement will expire on that date. During the three months ended March 31, 2011, HEP received net advances of $23 million resulting in $182 million of outstanding principal under the HEP Credit Agreement at March 31, 2011.
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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2011.
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

We periodically enter into derivative contracts in the form of commodity price swaps to mitigate price exposure with respect to:
•	our inventory positions;
•	natural gas purchases;
•	costs of crude oil;
•	prices of refined products; and
•	our refining margins.
As of March 31, 2011, we have outstanding commodity price swap contracts serving as economic hedges to protect the value of a temporary crude oil inventory build of 105,000 barrels against price volatility and to protect refining margins on forecasted sales of 6.2 million barrels of produced gasoline. These contracts are measured quarterly at fair value with offsetting adjustments (gains / losses) recorded directly to cost of products sold.
Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.
As of March 31, 2011, HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million HEP Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 2.5%, which equaled an effective interest rate of 6.24% as of March 31, 2011. This interest rate swap contract has been designated as a cash flow hedge and matures in February 2013.
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
The following table presents balance sheet locations and related fair values of outstanding derivative instruments.

	Balance Sheet		Location of Offsetting	Offsetting
Derivative Instruments	Location	Fair Value	Balance	Amount
	(Dollars in thousands)
March 31, 2011
Derivative designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$8,743	Accumulated other comprehensive loss	$8,743

Derivatives not designated as hedging instruments:
Variable-to-fixed commodity price swap contracts (various inventory positions)	Prepayments and other current assets	$6,555	Cost of products sold (decrease)	$6,555

Fixed/variable-to-variable/fixed commodity price contracts (various inventory positions)	Accrued liabilities	$5,960	Cost of products sold (increase)	$5,960

	Balance Sheet		Location of Offsetting	Offsetting
Derivative Instruments	Location	Fair Value	Balance	Amount
	(Dollars in thousands)
December 31, 2010
Derivative designated as cash flow hedging instruments:
Variable-to-fixed commodity price swap contracts (forecasted volumes of natural gas purchases)	Accrued liabilities	$38	Accumulated other comprehensive loss	$38

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

Derivatives not designated as hedging instruments:
Fixed-to-variable rate swap contracts (various inventory positions)	Accrued liabilities	$497	Cost of products sold (increase)	$497

For the three months ended March 31, 2011, maturities and fair value adjustments attributable to our economic hedges resulted in a $3.7 million increase to costs of products sold.
For the three months ended March 31, 2010, HEP recognized $1.5 million in charges to interest expense as a result of fair value changes to interest rate swap contracts that were settled in the first quarter of 2010.
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
At March 31, 2011, outstanding principal under the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes was $300 million, $185 million and $150 million, respectively. For these fixed rate notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. At March 31, 2011, the estimated fair values of the Holly 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $338.3 million, $185 million and $160.5 million, respectively. We estimate that a hypothetical 10% change in the yield-to-maturity rates applicable to these notes would result in a fair value change to the notes of approximately $12.5 million, $4.2 million and $6 million, respectively.
For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2011, borrowings outstanding under the HEP Credit Agreement were $182 million. By means of its cash flow hedge, HEP has effectively converted the variable rate on $155 million of outstanding principal to a fixed rate of 6.24%. For the unhedged $27 million portion, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.
At March 31, 2011, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Set forth below is our calculation of EBITDA.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income (loss) attributable to Holly Corporation stockholders	$84,694	$(28,094)
Add income tax provision (subtract benefit)	49,011	(16,672)
Add interest expense	16,204	17,722
Subtract interest income	(85)	(59)
Add depreciation and amortization	31,308	27,757

EBITDA	$181,132	$654

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

	Three Months Ended
	March 31,
	2011	2010
Average per produced barrel:

Navajo Refinery
Net sales	$110.99	$88.06
Less cost of products	95.60	82.96

Refinery gross margin	$15.39	$5.10

Woods Cross Refinery
Net sales	$108.77	$89.52
Less cost of products	89.87	74.72

Refinery gross margin	$18.90	$14.80

Tulsa Refinery
Net sales	$115.29	$86.22
Less cost of products	100.50	82.89

Refinery gross margin	$14.79	$3.33

Consolidated
Net sales	$113.28	$87.40
Less cost of products	97.56	81.84

Refinery gross margin	$15.72	$5.56

Net Operating Margin
Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for our three refineries on a consolidated basis is calculated as shown below.

	Three Months Ended
	March 31,
	2011	2010
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$15.39	$5.10
Less refinery operating expenses	6.34	5.18

Net operating margin	$9.05	$(0.08)

Woods Cross Refinery
Refinery gross margin	$18.90	$14.80
Less refinery operating expenses	6.43	6.20

Net operating margin	$12.47	$8.60

Tulsa Refinery
Refinery gross margin	$14.79	$3.33
Less refinery operating expenses	5.98	5.91

Net operating margin	$8.81	$(2.58)

Consolidated
Refinery gross margin	$15.72	$5.56
Less refinery operating expenses	6.24	5.65

Net operating margin	$9.48	$(0.09)

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.
Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended
	March 31,
	2011	2010
Navajo Refinery
Average sales price per produced barrel sold	$110.99	$88.06
Times sales of produced refined products sold (BPD)	79,840	86,930
Times number of days in period	90	90

Refined product sales from produced products sold	$797,530	$688,955

Woods Cross Refinery
Average sales price per produced barrel sold	$108.77	$89.52
Times sales of produced refined products sold (BPD)	26,650	28,170
Times number of days in period	90	90

Refined product sales from produced products sold	$260,885	$226,960

Tulsa Refinery
Average sales price per produced barrel sold	$115.29	$86.22
Times sales of produced refined products sold (BPD)	100,010	98,760
Times number of days in period	90	90

Refined product sales from produced products sold	$1,037,714	$766,358

Sum of refined products sales from produced products sold from our three refineries (1)	$2,096,129	$1,682,273
Add refined product sales from purchased products and rounding (2)	75,804	41,506

Total refined products sales	2,171,933	1,723,779
Add direct sales of excess crude oil (3)	135,409	134,862
Add other refining segment revenue (4)	7,750	8,533

Total refining segment revenue	2,315,092	1,867,174
Add HEP segment sales and other revenues	45,005	40,689
Add corporate and other revenues	648	66
Subtract consolidations and eliminations	(34,160)	(33,639)

Sales and other revenues	$2,326,585	$1,874,290

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(4)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

	Three Months Ended
	March 31,
	2011	2010
Average sales price per produced barrel sold	$113.28	$87.40
Times sales of produced refined products sold (BPD)	206,500	213,860
Times number of days in period	90	90

Refined product sales from produced products sold	$2,096,129	$1,682,273

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended
	March 31,
	2011	2010
Navajo Refinery
Average cost of products per produced barrel sold	$95.60	$82.96
Times sales of produced refined products sold (BPD)	79,840	86,930
Times number of days in period	90	90

Cost of products for produced products sold	$686,943	$649,054

Woods Cross Refinery
Average cost of products per produced barrel sold	$89.87	$74.72
Times sales of produced refined products sold (BPD)	26,650	28,170
Times number of days in period	90	90

Cost of products for produced products sold	$215,553	$189,438

Tulsa Refinery
Average cost of products per produced barrel sold	$100.50	$82.89
Times sales of produced refined products sold (BPD)	100,010	98,760
Times number of days in period	90	90

Cost of products for produced products sold	$904,590	$736,759

Sum of cost of products for produced products sold from our three refineries (1)	$1,807,086	$1,575,251
Add refined product costs from purchased products sold and rounding (2)	75,622	41,464

Total refined cost of products sold	1,882,708	1,616,715
Add crude oil cost of direct sales of excess crude oil (3)	132,880	133,667
Add other refining segment cost of products sold (4)	2,338	6,051

Total refining segment cost of products sold	2,017,926	1,756,433
Subtract consolidations and eliminations	(33,309)	(32,569)

Costs of products sold (exclusive of depreciation and amortization)	$1,984,617	$1,723,864

(1)	The above calculations of cost of products for produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(4)	Other refining segment cost of products sold includes the cost of products for Holly Asphalt and costs attributable to feedstock and sulfur credit sales.

	Three Months Ended
	March 31,
	2011	2010
Average cost of products per produced barrel sold	$97.56	$81.84
Times sales of produced refined products sold (BPD)	206,500	213,860
Times number of days in period	90	90

Cost of products for produced products sold	$1,807,086	$1,575,251

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended
	March 31,
	2011	2010
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$6.34	$5.18
Times sales of produced refined products sold (BPD)	79,840	86,930
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$45,557	$40,527

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$6.43	$6.20
Times sales of produced refined products sold (BPD)	26,650	28,170
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$15,422	$15,719

Tulsa Refinery
Average refinery operating expenses per produced barrel sold	$5.98	$5.91
Times sales of produced refined products sold (BPD)	100,010	98,760
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$53,825	$52,530

Sum of refinery operating expenses per produced products sold from our three refineries (1)	$114,804	$108,776
Add other refining segment operating expenses and rounding (2)	7,275	5,818

Total refining segment operating expenses	122,079	114,594
Add HEP segment operating expenses	12,796	13,060
Add corporate and other costs	(6)	6
Subtract consolidations and eliminations	(126)	(116)

Operating expenses (exclusive of depreciation and amortization)	$134,743	$127,544

(1)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of Holly Asphalt.

	Three Months Ended
	March 31,
	2011	2010
Average refinery operating expenses per produced barrel sold	$6.24	$5.65
Times sales of produced refined products sold (BPD)	206,500	213,860
Times number of days in period	90	90

Refinery operating expenses for produced products sold	$114,804	$108,776

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended
	March 31,
	2011	2010
Navajo Refinery
Net operating margin per barrel	$9.05	$(0.08)
Add average refinery operating expenses per produced barrel	6.34	5.18

Refinery gross margin per barrel	15.39	5.10
Add average cost of products per produced barrel sold	95.60	82.96

Average sales price per produced barrel sold	$110.99	$88.06
Times sales of produced refined products sold (BPD)	79,840	86,930
Times number of days in period	90	90

Refined products sales from produced products sold	$797,530	$688,955

Woods Cross Refinery
Net operating margin per barrel	$12.47	$8.60
Add average refinery operating expenses per produced barrel	6.43	6.20

Refinery gross margin per barrel	18.90	14.80
Add average cost of products per produced barrel sold	89.87	74.72

Average sales price per produced barrel sold	$108.77	$89.52
Times sales of produced refined products sold (BPD)	26,650	28,170
Times number of days in period	90	90

Refined products sales from produced products sold	$260,885	$226,960

Tulsa Refinery
Net operating margin per barrel	$8.81	$(2.58)
Add average refinery operating expenses per produced barrel	5.98	5.91

Refinery gross margin per barrel	14.79	3.33
Add average cost of products per produced barrel sold	100.50	82.89

Average sales price per produced barrel sold	$115.29	$86.22
Times sales of produced refined products sold (BPD)	100,010	98,760
Times number of days in period	90	90

Refined products sales from produced products sold	$1,037,714	$766,358

Sum of refined products sales from produced products sold from our three refineries (1)	$2,096,129	$1,682,273
Add refined product sales from purchased products and rounding (2)	75,804	41,506

Total refined products sales	2,171,933	1,723,779
Add direct sales of excess crude oil (3)	135,409	134,862
Add other refining segment revenue (4)	7,750	8,533

Total refining segment revenue	2,315,092	1,867,174
Add HEP segment sales and other revenues	45,005	40,689
Add corporate and other revenues	648	66
Subtract consolidations and eliminations	(34,160)	(33,639)

Sales and other revenues	$2,326,585	$1,874,290

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.

(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.

(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

(4)	Other refining segment revenue includes the revenues associated with Holly Asphalt and revenue derived from feedstock and sulfur credit sales.

	Three Months Ended
	March 31,
	2011	2010
Net operating margin per barrel	$9.48	$(0.09)
Add average refinery operating expenses per produced barrel	6.24	5.65

Refinery gross margin per barrel	15.72	5.56
Add average cost of products per produced barrel sold	97.56	81.84

Average sales price per produced barrel sold	$113.28	$87.40
Times sales of produced refined products sold (BPD)	206,500	213,860
Times number of days in period	90	90

Refined product sales from produced products sold	$2,096,129	$1,682,273

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.
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
Cut Bank Hill Environmental Claims
Prior to the sale by Holly Corporation of the Montana Refining Company (“MRC”) assets in 2006, MRC, along with other companies was the subject of several environmental claims at the Cut Bank Hill site in Montana. These claims include: (1) a U.S. Environmental Protection Agency administrative order requiring MRC and other companies to undertake cleanup actions; (2) a U.S. Coast Guard claim against MRC and other companies for response costs of $0.3 million in connection with its cleanup efforts at the Cut Bank Hill site; and (3) a unilateral order by the Montana Department of Environmental Quality (“MDEQ”) directing MRC and other companies to complete a remedial investigation and a request by the MDEQ that MRC and other companies pay $0.2 million to reimburse the State’s costs for remedial actions. MRC has denied responsibility for the requested EPA and the MDEQ cleanup actions and the MDEQ and Coast Guard response costs. MRC is considering an invitation by the other companies to participate in the group based on an allocation of 9.16 percent of the group’s past and ongoing investigation and other costs.
Navajo Tank Fire
On March 2, 2010, a tank caught fire while under construction. At the time of the incident, four individuals were working on top of the tank. These individuals were all employees of a third-party contractor who was placing insulation on the tank. Two individuals sustained injuries and two individuals died as a result of the incident. Two wrongful death lawsuits and two personal injury lawsuits seeking damages, including punitive damages, were filed on behalf of the estates of the two deceased workers and on behalf of the two survivors in state court in Dallas County, Texas (two lawsuits) and state court in Eddy County, New Mexico (two lawsuits). The two Texas cases have been consolidated and are set for trial in September of 2011. One of the cases in New Mexico is set for trial in March of 2012. At the date of this report, it is not possible to predict the likely outcome of this litigation. This matter is being reported due to the serious nature of the injuries. Because of our insurance coverage, the total cost to the Company for these cases is not expected to be material.
New Mexico OHSB Complaint — Navajo Tank Fire
On March 3, 2010, the New Mexico Occupational Health and Safety Bureau (“OHSB”), the New Mexico regulatory agency responsible for enforcing certain state occupational health and safety regulations, which are identical to Federal Occupational Safety and Health Administration (“OSHA”) regulations, commenced an inspection in relation to the tank fire that took place on March 2, 2010 at the Navajo facility in Artesia, New Mexico. On August 31, 2010, OHSB issued two citations to Navajo Refining Company, LLC (“Navajo”), alleging 10 willful violations and 1 serious violation of various construction safety standards. OHSB proposed penalties in the amount of $0.7 million. Navajo filed a notice of contest, challenging the citations. An informal administrative review of the citations took place on November 17, 2010, at which time counsel for the parties discussed possible settlement options. The parties were unable to reach an agreement. Thus, OHSB filed an administrative complaint with New Mexico’s Occupational Health and Safety Review Commission (“OHSRC”) on December 20, 2010. Navajo will challenge the citations before the OHSRC, and filed its answer to the complaint on January 6, 2011. Discovery is under way at this time. OHSRC granted the parties’ joint request that a hearing commence no sooner than September 5, 2011, but the specific hearing date has not yet been established.

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
Our subsidiary, Holly Refining & Marketing — Tulsa LLC (“HRM-Tulsa”), entered into an Asset Sale & Purchase Agreement (the “Agreement”) with Sinclair Tulsa dated October 19, 2009 to acquire the Tulsa Refinery east facility, and the sale closed on December 1, 2009. HRM-Tulsa intervened in the case against Sinclair Tulsa pending before the OHSRC shortly after the sale closed. Under the terms of the Agreement, Sinclair retains responsibility for defending the OSHA citations and paying any penalties, and HRM-Tulsa has the discretion to select the means and methods of improving the PSM program. HRM-Tulsa has evaluated the feasibility of various PSM program improvements and developed a plan to implement a number of safety enhancements at the Tulsa Refinery east facility. HRM-Tulsa management presented its safety improvement plan to OSHA and OSHA approved the plan. HRM-Tulsa and OSHA negotiated a settlement agreement which memorializes OSHA’s approval of the safety improvement plan. The settlement agreement between HRM-Tulsa and OSHA was filed with the OHSRC on August 11, 2010. On August 23, 2010, the OHSRC entered an order approving both the settlement agreement between Sinclair Tulsa and OSHA and the agreement between HRM-Tulsa and OSHA.
OSHA conducted an inspection of our Tulsa Refinery west facility from January 20, 2010 through June 9, 2010. On July 12, 2010, OSHA issued a citation, alleging 10 serious violations of various safety standards, including the PSM standard. OSHA proposed penalties totaling $57,150. HRM-Tulsa filed a notice of contest, and challenged each citation item. The matter has been assigned to Judge Patrick B. Augustine. Discovery is currently underway, and the hearing in this matter is scheduled to begin July 25, 2011.
OSHA began the NEP inspection of our Tulsa Refinery west facility on September 14, 2010. On March 14, 2011, OSHA issued a citation alleging 15 serious violations of federal workplace standards. OSHA proposed penalties totaling $62,500. On April 4, a settlement was reached that was favorable to HRM-Tulsa and the penalty was reduced to $31,750.
On March 28, 2011, OSHA issued a serious citation to HRM-Tulsa with respect to the Tulsa west facility, alleging one facility siting and two housekeeping violations, which stemmed from its investigation of an employee complaint that it received during the NEP inspection. OSHA proposed penalties of $6,275. HRM Tulsa is engaged in informal settlement negotiations with OSHA, but was unable to reach a resolution and filed its notice of contest, challenging each citation item, on April 18, 2011. It is too early to predict the likely outcome or cost, if any, of this matter.
Discharge Permit Appeal — Tulsa Refinery West Facility
Our subsidiary, HRM-Tulsa is party to parallel Oklahoma administrative and state district court proceedings involving a challenge to the terms of the Oklahoma Department of Environmental Quality (“ODEQ”) permit that governs the discharge of industrial wastewater from our Tulsa Refinery west facility. Pursuant to a settlement agreement between HRM-Tulsa and ODEQ, both proceedings have been stayed to allow ODEQ to issue a revised permit that modifies the existing permit’s requirements for toxicity testing and for managing storm flows. The parties are now in discussions regarding the appropriate changes in the permit language to accomplish these modifications. Once agreed-upon revisions are made and become effective, both proceedings will be dismissed. Any changes to refinery processes that result from the permit revisions are subject to regulatory review and approval. Accordingly, it is not possible to estimate the costs of compliance with the new permit provisions at this time.

Clean Air Act Notice of Violation — Tulsa Refinery East and West Facilities
HRM Tulsa received a notification from the ODEQ that the agency intends to seek a fine of $192,500 for alleged violations of the Clean Air Act at the Tulsa Refinery West Facility. The ODEQ’s primary area of concern is the number of valves that the facility has classed as “Difficult to Monitor.” The agency maintains that no more than 3% of valves can be so designated. HRM Tulsa interprets the applicable regulation as instead only imposing the 3% cap on new units. The parties have agreed to ask for a formal regulatory interpretation from the Environmental Protection Agency to assist them in resolving the dispute. HRM Tulsa believes that even if the ODEQ’s interpretation is correct, the proposed fine is excessive. The company will seek to have the fine reduced. The same notification also disclosed the agency’s intent to seek a separate fine of $17,500 for alleged Clean Air Act violations at the Tulsa Refinery East Facility. These alleged violations include a failure to conduct monthly monitoring of components previously found to be leaking and the discovery of three open ended lines, one of which was alleged to be leaking at the time of discovery. HRM Tulsa is currently in discussions with ODEQ regarding the alleged violations at the East Facility. It is not possible at this point to estimate what amount, if any, will ultimately be assessed for any of the foregoing items.
Litigation Related to the Merger with Frontier Oil Corporation
Twelve substantially similar shareholder lawsuits styled as class actions have been filed by alleged Frontier shareholders challenging our proposed “merger of equals” with Frontier and naming as defendants Frontier, its board of directors and, in certain instances, us and our wholly owned subsidiary, North Acquisition, Inc., as aiders and abettors. To date, such shareholder actions have been filed in Harris County, Texas, Laramie County, Wyoming, the U.S. District Court for the Northern District of Texas, and the U.S. District Court for the Southern District of Texas.
The lawsuits filed in the District Courts of Harris County, Texas are entitled: Adam Walker, Individually and On Behalf of All Others Similarly Situated vs. Frontier Oil Corporation, et al. (filed February 22, 2011), Andrew Goldberg, on Behalf of Himself and All Other Similarly Situated Shareholders of Frontier Oil Corporation v. Frontier Oil Corporation, et al. (filed February 24, 2011), L.A. Murphy, On Behalf of Herself and All Others Similarly Situated v. Paul B. Loyd, Jr., et al. (filed February 24, 2011), Zhixin Huang v. Frontier Oil Corp., et al. (filed February 24, 2011), Robert Pettigrew, individually and on behalf of all others similarly situated v. Frontier Oil Corporation, et al. (filed February 25, 2011), Walter E. Ryan, Jr., On Behalf of Himself and All Others Similarly Situated v. Frontier Oil Corporation, et al. (filed February 25, 2011), Christopher Borrelli, Individually and on Behalf of All Others Similarly Situated v. Frontier Oil Corporation, et al. (filed March 2, 2011), and Randy Whitman, Individually and on behalf of all others similarly situated v. Frontier Oil Corporation, et al. (filed on March 8, 2011). The lawsuit filed in the District Court of Laramie County, Wyoming is entitled Thomas Greulich, Individually and on Behalf of All Others Similarly Situated v. Frontier Oil Corporation, et al. (filed March 1, 2011). The lawsuit filed in the U.S. District Court for the Northern District of Texas is entitled Angelo Chiarelli, On Behalf of Himself and All Others Similarly Situated v. Holly Corporation, et al. (filed on March 2, 2011). The lawsuits filed in the U.S. District Court for the Southern District of Texas are entitled Tim Wilcox, Individually and on behalf of all others similarly situated v. Frontier Oil Corporation, et al. (filed on March 7, 2011), and Jackie A. Rhymes, individually and on behalf of others similarly situated v. Michael Jennings, et al. (filed on March 17, 2011).
These lawsuits generally allege that (1) the consideration to be received by Frontier’s shareholders in the merger is inadequate, (2) the Frontier directors breached their fiduciary duties by, among other things, approving the merger at an inadequate price under circumstances involving certain alleged conflicts of interest, (3) the merger agreement includes preclusive deal protection provisions, and (4) Frontier, and in some cases we and North Acquisition, Inc., aided and abetted Frontier’s board of directors in breaching its fiduciary duties to Frontier’s shareholders. The shareholder actions seek various remedies, including enjoining the transaction from being consummated in accordance with its agreed-upon terms, compensatory damages, and costs and disbursements relating to the lawsuits.
In the cases pending in Texas state court, on March 21, 2011, plaintiff in the Walker lawsuit filed an amended petition alleging that Frontier’s current directors also breached their fiduciary duties by failing to disclose material information or making materially inadequate disclosures concerning the proposed merger in the registration statement on Form S-4. On March 25, 2011, the lawsuits pending in the District Court of Harris County, Texas, were consolidated under the style In re: Frontier Oil Corp., Cause No. 2011-11451, and interim class counsel was appointed on April 12, 2011.
With respect to the federal lawsuits, on March 24, 2011, plaintiffs in the lawsuits pending in the United States District Court for the Southern District of Texas filed a motion to consolidate the Wilcox and Rhymes cases pending in that district and to appoint interim lead counsel. On April 7, 2011, plaintiffs in the Wilcox and Rhymes cases filed substantially similar amended complaints. In addition to the claims described in general above, these lawsuits also allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act by making untrue statements of material fact and omitting to state material facts necessary to make the statements that were made not misleading in the registration statement on Form S-4.
The defendants intend to vigorously defend these and any future lawsuits, as they believe that they have valid defenses to all claims and that the lawsuits are entirely without merit.
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
Item 6. Exhibits
The Exhibit Index on page 56 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY CORPORATION (Registrant)
Date: May 6, 2011	/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of February 21, 2011, among Holly Corporation, North Acquisition, Inc. and Frontier Oil Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February, 22, 2011, File No. 1-03876).

10.1	Assignment and Assumption Agreement (Amended and Restated Intermediate Pipelines Agreement), effective January 1, 2011, between Navajo Refining Company, L.L.C. and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-03876).

10.2	Assignment and Assumption Agreement (Tulsa Equipment and Throughput Agreement), effective January 1, 2011, between Holly Refining & Marketing — Tulsa, LLC and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-03876).

10.3	Assignment and Assumption Agreement (Amended and Restated Refined Product Pipelines and Terminals Agreement), effective January 1, 2011, among Navajo Refining Company, L.L.C., Holly Refining & Marketing-Woods Cross and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-03876).

10.4	Assignment and Assumption Agreement (Pipeline Throughput Agreement (Roadrunner)), effective January 1, 2011, between Navajo Refining Company, L.L.C. and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-03876).

10.5	Assignment and Assumption Agreement (First Amended and Restated Pipelines, Tankage and Loading Rack Throughput Agreement (Tulsa East)), effective January 1, 2011, between Holly Refining & Marketing-Tulsa LLC and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-03876).

10.6	Second Amended and Restated Credit Agreement, dated as of February 14, 2011, among Holly Energy Partners — Operating, L.P., Wells Fargo Bank, N.A., as administrative agent and an issuing bank, Union Bank, N.A., as syndication agent, BBVA Compass Bank and U.S. Bank N.A., as co-documentation agents, and certain other lenders (incorporated by reference to Exhibit 10.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed February 18, 2011, File No. 1-32225).

10.7*	Holly Corporation Amended and Restated Change in Control Agreement Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 1, 2011, File No. 1-03876).

10.8*	Holly Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 20, 2008, File No. 1-03876).

Exhibit
Number	Description
10.9* +	Waiver Agreement, dated as of February 21, 2011, by and between Holly Corporation and Matthew P. Clifton

10.10* +	Waiver Agreement, dated as of February 21, 2011, by and between Holly Corporation and Bruce R. Shaw

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Holly Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to the Consolidated Financial Statements (tagged as blocks of text).

+	Filed herewith.

++	Furnished herewith.

*	Constitutes management contracts or compensatory plans or arrangements

**	Furnished electronically herewith.