Form 10-Q
period 2011-06-30
HollyFrontier Corp
filed 2011-08-08
CIK 48039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-3876

HOLLYFRONTIER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1056913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 N. Harwood, Suite 1300 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 871-3555

Holly Corporation, 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6915

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

105,030,510 shares of Common Stock, par value $.01 per share, were outstanding on July 29, 2011.

HOLLYFRONTIER CORPORATION

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Holly Corporation (“Holly”) changed its name to HollyFrontier Corporation (“HollyFrontier” or “HollyFrontier Corporation”) in connection with the consummation of its “merger of equals” with Frontier Oil Corporation (“Frontier”), which became effective on July 1, 2011. References herein to HollyFrontier Corporation with respect to time periods through and including June 30, 2011 include Holly and its consolidated subsidiaries and do not include Frontier and its consolidated subsidiaries since the merger had not been consummated as of June 30, 2011, while references herein to HollyFrontier with respect to time periods from and after July 1, 2011 include Frontier and its consolidated subsidiaries. Unless otherwise specified, the financial statements included herein are as of and for the period ended June 30, 2011 and, thus, do not include financial information for Frontier. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to HollyFrontier and its consolidated subsidiaries or to HollyFrontier or an individual subsidiary and not to any other person. The words “we,” “our,” “ours” and “us” generally include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HollyFrontier with certain exceptions where there are transactions or obligations between HEP and HollyFrontier or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HollyFrontier. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products;

•	the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines;

•	effects of governmental and environmental regulations and policies;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out construction projects;

•	our ability to acquire refined product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions;

•	our ability to successfully integrate the operations of Holly’s and Frontier’s businesses and to realize fully or at all the anticipated benefits of our “merger of equals” with Frontier; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

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

Item 1.	Financial Statements

HOLLYFRONTIER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

		June 30, 2011	December 31, 2010
		(Unaudited)
	ASSETS
	Current assets:
	Cash and cash equivalents (HEP: $1,402 and $403, respectively)	$426,689	$229,101
	Marketable securities	65,854	1,343
Accounts receivable:	Product and transportation (HEP: $18,756 and $22,508, respectively)	363,585	299,081
	Crude oil resales	639,942	694,035

		1,003,527	993,116

Inventories:	Crude oil and refined products	444,733	353,636
	Materials and supplies (HEP: $185 and $202, respectively)	50,567	46,731

		495,300	400,367
	Income taxes receivable	—	51,034
	Prepayments and other (HEP: $853 and $573, respectively)	33,604	28,474

	Total current assets	2,024,974	1,703,435

	Properties, plants and equipment, at cost (HEP: $575,259 and $552,398, respectively)	2,363,081	2,215,828
	Less accumulated depreciation (HEP: $(73,790) and $(60,300), respectively)	(503,318)	(459,137)

		1,859,763	1,756,691

	Marketable securities (long-term)	24,804	—

Other assets:	Turnaround costs	75,377	69,533
	Goodwill (HEP: $81,602 and $81,602)	81,602	81,602
	Intangibles and other (HEP: $74,241 and $72,434, respectively)	98,783	90,214

		255,762	241,349

	Total assets	$4,165,303	$3,701,475

	LIABILITIES AND EQUITY
	Current liabilities:
	Accounts payable (HEP: $7,115 and $10,238, respectively)	$1,450,640	$1,317,446
	Income taxes payable	23,002	—
	Accrued liabilities (HEP: $16,108 and $21,206, respectively)	83,951	72,409

	Total current liabilities	1,557,593	1,389,855

	Long-term debt (HEP: $510,566 and $482,271, respectively)	838,866	810,561
	Deferred income taxes	128,465	131,935
	Other long-term liabilities (HEP: $9,164 and $10,809, respectively)	81,191	80,985

	Equity:
	HollyFrontier stockholders’ equity:
	Preferred stock, $1.00 par value – 1,000,000 shares authorized; none issued	—	—
	Common stock $.01 par value – 160,000,000 shares authorized; 76,346,432 shares issued as of June 30, 2011 and December 31, 2010	763	763
	Additional capital	193,411	194,378
	Retained earnings	1,467,233	1,206,328
	Accumulated other comprehensive loss	(26,091)	(26,246)
	Common stock held in treasury, at cost – 22,936,525 and 23,081,744 shares as of June 30, 2011 and December 31, 2010, respectively	(674,853)	(677,804)

	Total HollyFrontier stockholders’ equity	960,463	697,419

	Noncontrolling interest	598,725	590,720

	Total equity	1,559,188	1,288,139

	Total liabilities and equity	$4,165,303	$3,701,475

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2011 and December 31, 2010. HEP is a consolidated variable interest entity.

Holly Corporation changed its name to HollyFrontier Corporation in connection with the consummation of its “merger of equals” with Frontier Oil Corporation which became effective on July 1, 2011. The financial statements included herein are as of June 30, 2011 and do not include the financial position and operating results of Frontier Oil Corporation.

See accompanying notes.

HOLLYFRONTIER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales and other revenues	$2,967,133	$2,145,860	$5,293,718	$4,020,150

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,447,095	1,848,212	4,431,712	3,572,076
Operating expenses (exclusive of depreciation and amortization)	139,345	120,831	274,088	248,375
General and administrative expenses (exclusive of depreciation and amortization)	18,682	15,829	35,500	33,698
Depreciation and amortization	31,832	28,824	63,140	56,581

Total operating costs and expenses	2,636,954	2,013,696	4,804,440	3,910,730

Income from operations	330,179	132,164	489,278	109,420

Other income (expense):
Equity in earnings of SLC Pipeline	467	544	1,207	1,025
Interest income	657	635	742	694
Interest expense	(15,193)	(21,023)	(31,397)	(38,745)
Merger transaction costs	(2,316)	—	(6,014)	—

	(16,385)	(19,844)	(35,462)	(37,026)

Income before income taxes	313,794	112,320	453,816	72,394

Income tax provision:
Current	115,051	34,561	164,540	39,922
Deferred	(3,090)	5,093	(3,568)	(16,940)

	111,961	39,654	160,972	22,982

Net income	201,833	72,666	292,844	49,412

Less net income attributable to noncontrolling interest	9,598	6,504	15,915	11,344

Net income attributable to HollyFrontier stockholders	$192,235	$66,162	$276,929	$38,068

Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.60	$1.24	$5.19	$0.72

Diluted	$3.58	$1.24	$5.16	$0.71

Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30

Average number of common shares outstanding:
Basic	53,365	53,206	53,336	53,152
Diluted	53,670	53,408	53,643	53,375

See accompanying notes.

HOLLYFRONTIER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$292,844	$49,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,140	56,581
SLC Pipeline earnings, net of distributions	(82)	100
Deferred income taxes	(3,568)	(16,940)
Equity based compensation expense	5,562	5,440
Change in fair value – derivative instruments	7,155	1,464
(Increase) decrease in current assets:
Accounts receivable	(10,411)	(314)
Inventories	(94,933)	(117,633)
Income taxes receivable	51,034	38,072
Prepayments and other	(13,088)	(16,828)
Current assets of discontinued operations	—	2,195
Increase (decrease) in current liabilities:
Accounts payable	133,154	34,863
Income taxes payable	23,002	—
Accrued liabilities	16,712	5,441
Turnaround expenditures	(19,824)	(8,723)
Other, net	7,299	5,216

Net cash provided by operating activities	457,996	38,346

Cash flows from investing activities:
Additions to properties, plants and equipment	(133,405)	(72,043)
Additions to properties, plants and equipment – HEP	(22,900)	(4,487)
Investment in Sabine Biofuels	(9,125)	—
Purchases of marketable securities	(157,782)	—
Sales and maturities of marketable securities	68,150	—

Net cash used for investing activities	(255,062)	(76,530)

Cash flows from financing activities:
Borrowings under credit agreement	—	310,000
Repayments under credit agreement	—	(310,000)
Borrowings under credit agreement – HEP	64,000	39,000
Repayments under credit agreement – HEP	(37,000)	(90,000)
Proceeds from issuance of senior notes – HEP	—	147,540
Repayments under financing obligation	(563)	(415)
Purchase of treasury stock	(2,996)	(1,308)
Contribution from joint venture partner	16,500	5,000
Dividends	(15,984)	(15,901)
Distributions to noncontrolling interest	(25,133)	(23,933)
Excess tax benefit (expense) from equity based compensation	498	(1,313)
Purchase of units for restricted grants – HEP	(1,379)	(2,276)
Deferred financing costs	(3,289)	(2,655)
Issuance of common stock upon exercise of options	—	61

Net cash provided by (used for) financing activities	(5,346)	53,800

Cash and cash equivalents:

Increase for the period	197,588	15,616
Beginning of period	229,101	124,596

End of period	$426,689	$140,212

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34,264	$31,449
Income taxes	$89,935	$1,043

See accompanying notes.

HOLLYFRONTIER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$201,833	$72,666	$292,844	$49,412
Other comprehensive income (loss):

Securities available-for-sale:
Unrealized gain (loss) on available-for-sale securities	(525)	(251)	(383)	(7)
Reclassification adjustment to net income on sale or maturity of marketable securities	66	—	66	—

Total unrealized gain (loss) on available-for-sale securities	(459)	(251)	(317)	(7)

Hedging instruments:
Change in fair value of cash flow hedging instruments	271	(1,696)	1,592	(3,057)
Reclassification adjustment to net income on settlement of cash flow hedging instruments	—	1,076	—	1,076

Total unrealized gain (loss) on hedging instruments	271	(620)	1,592	(1,981)

Other comprehensive income (loss) before income taxes	(188)	(871)	1,275	(1,988)
Income tax expense (benefit)	(144)	(180)	98	138

Other comprehensive income (loss)	(44)	(691)	1,177	(2,126)

Total comprehensive income	201,789	71,975	294,021	47,286

Less noncontrolling interest in comprehensive income	9,776	6,097	16,935	9,001

Comprehensive income attributable to HollyFrontier stockholders	$192,013	$65,878	$277,086	$38,285

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:	Description of Business and Presentation of Financial Statements

Holly Corporation (“Holly”) changed its name to HollyFrontier Corporation (“HollyFrontier” or “HollyFrontier Corporation”) in connection with the consummation of its “merger of equals” with Frontier Oil Corporation (“Frontier”), which became effective on July 1, 2011 (see Note 2). All previous references to “Holly” within these financial statements have been replaced with “HollyFrontier.” References herein to HollyFrontier Corporation with respect to time periods through and including June 30, 2011 include Holly and its consolidated subsidiaries and do not include Frontier and its consolidated subsidiaries since the merger had not been consummated as of June 30, 2011, while references herein to HollyFrontier with respect to time periods from and after July 1, 2011 include Frontier and its consolidated subsidiaries. Unless otherwise specified, the financial statements included herein are as of and for the period ended June 30, 2011 and, thus, do not include financial information for Frontier. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to HollyFrontier and its consolidated subsidiaries or to HollyFrontier or an individual subsidiary and not to any other person. The words “we,” “our,” “ours” and “us” generally include HEP and its subsidiaries as consolidated subsidiaries of HollyFrontier with certain exceptions where there are transactions or obligations between HEP and HollyFrontier or its other subsidiaries. These financial statements contain certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HollyFrontier. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.

As of June 30, 2011, we:

•

owned and operated three refineries consisting of a petroleum refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), a refinery in Woods Cross, Utah (the “Woods Cross Refinery”) and our two refinery facilities located in Tulsa, Oklahoma (collectively, the “Tulsa Refinery”);

•	owned and operated NK Asphalt Partners (“NK Asphalt”) which operates various asphalt terminals in Arizona, New Mexico and Texas;

•

owned a 75% interest in a 12-inch refined products pipeline project, under construction, from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”);

•	owned a 50% interest in a development stage biodiesel production facility to be located in Port Arthur, Texas, and Sabine Biofuels II, LLC, (“Sabine Biofuels”);

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2011, the consolidated results of operations and comprehensive income for the three and the six months ended June 30, 2011 and 2010 and consolidated cash flows for the six months ended June 30, 2011 and 2010 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Beginning July 1, 2011, our business operations will reflect the merged Frontier businesses (see Note 2). Our results of operations for the first six months of 2011 are not necessarily indicative of the results to be expected for the full year.

Accounts Receivable

Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition and in certain circumstances, collateral, such as a letter of credit or guarantee, is required. Our credit losses, which historically have been minimal are charged to income when accounts are deemed uncollectible. At June 30, 2011, our allowance for doubtful accounts reserve was $2.6 million.

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

NOTE 2:	Holly-Frontier Merger

On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination between us and Frontier. On July 1, 2011, North Acquisition, Inc., a direct wholly-owned subsidiary of Holly, merged with and into Frontier, with Frontier surviving as a wholly-owned subsidiary of Holly. Concurrent with the merger, we changed our name to HollyFrontier Corporation and changed the trading symbol for our common stock traded on the New York Stock Exchange to “HFC.” Subsequent to the merger and following approval by the post-closing board of directors of HollyFrontier, Frontier merged with and into HollyFrontier, with HollyFrontier continuing as the surviving corporation.

In accordance with the merger agreement, we issued approximately 51.4 million shares of HollyFrontier common stock in exchange for outstanding shares of Frontier common stock to former Frontier stockholders. Each outstanding share of Frontier common stock was converted into 0.4811 shares of HollyFrontier common stock with any fractional shares paid in cash. Based on the July 1, 2011 market closing price of $71.86, the aggregate equity consideration paid in connection with the merger was approximately $3.7 billion.

The merger will be accounted for using the acquisition method of accounting with Holly being considered the acquirer of Frontier for accounting purposes. Therefore, the purchase price shall be allocated to the fair value of the acquired Frontier tangible and intangible assets and liabilities at the acquisition date, with the excess purchase price being recorded as goodwill. Due to the short timeframe between the consummation of the merger and filing this Quarterly Report on Form 10-Q, we have not completed the detailed valuation studies necessary to arrive at the required fair value estimates of the acquired Frontier assets, the liabilities assumed and the related purchase price allocations.

Beginning July 1, 2011, HollyFrontier’s consolidated financial and operating results will reflect the operations of the merged Frontier businesses. This includes a refinery located in El Dorado, Kansas (the “El Dorado Refinery”) and a refinery located in Cheyenne, Wyoming (the “Cheyenne Refinery”) that serve markets in the Rocky Mountain and Plains States regions of the United States. Assuming the merger had been consummated on January 1, 2010, the beginning of the earliest period presented, pro forma revenues, net income and basic earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Sales and other revenues	$5,037,660	$3,694,740	$9,272,899	$6,841,174
Net income attributable to HollyFrontier stockholders	$368,375	$140,351	$601,791	$80,494
Basic earnings per share	$3.52	$1.34	$5.74	$0.77
Diluted earnings per share	$3.50	$1.34	$5.72	$0.77

The pro forma financial information above reflects adjustments that primarily relate to depreciation and amortization expense and are based on management’s preliminary fair value estimates including useful life assumptions on the Frontier property, plant and equipment and intangible assets. These estimates are preliminary in nature and are expected to change following the completion of our valuation of the Frontier assets and liabilities. Such changes could be material.

As of June 30, 2011, we have recognized $6 million in merger transaction costs that are presented separately in our income statements and primarily relate to legal, advisory and other professional fees incurred since the announcement of our merger agreement in 2011. This does not include post-merger transaction costs including fees contingent upon the merger closing as well as costs to integrate the operations of the combined company.

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

As of June 30, 2011, we owned a 34% interest in HEP, including the 2% general partner interest. We are HEP’s primary beneficiary and therefore we consolidate HEP. See Note 17 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated balances.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 74% of HEP’s total revenues for the six months ended June 30, 2011. We do not provide financial or equity support through any liquidity arrangements and /or guarantees to HEP.

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

HEP has risk associated with its operations. If a major shipper of HEP were to terminate its contracts or fail to meet desired shipping levels for an extended period of time, revenue would be reduced and HEP could suffer substantial losses to the extent that a new customer is not found. In the event that HEP incurs a loss, our operating results will reflect HEP’s loss, net of intercompany eliminations, to the extent of our ownership interest in HEP at that point in time.

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

Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP’s pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. These minimum annual payments are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the HEP IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. As of July 1, 2011, these agreements result in minimum annualized payments to HEP of $140 million.

NOTE 4:	Financial Instruments

Our financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, debt and derivative instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

As of June 30, 2011, debt consisted of borrowings outstanding under HEP’s $275 million revolving credit agreement (the “HEP Credit Agreement”), our 9.875% senior notes due 2017 (the “HollyFrontier 9.875% Senior Notes”), HEP’s 6.25% senior notes due 2015 (the “HEP 6.25% Senior Notes”) and HEP’s 8.25% senior notes due 2018 (the “HEP 8.25% Senior Notes”). The $186 million carrying amount of borrowings outstanding under the HEP Credit Agreement approximates fair value as interest rates are reset frequently using current interest rates. At June 30, 2011, the estimated fair values of the HollyFrontier 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $333.8 million, $184.1 million and $159.4 million, respectively. These fair value estimates are based on market quotes provided from a third-party bank. See Note 10 for additional information on these debt instruments.

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

Basic earnings per share is calculated as net income attributable to HollyFrontier stockholders divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from stock options, variable restricted shares and variable performance shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income attributable to HollyFrontier stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Earnings attributable to HollyFrontier stockholders	$192,235	$66,162	$276,929	$38,068

Average number of shares of common stock outstanding	53,365	53,206	53,336	53,152
Effect of dilutive stock options, variable restricted shares and performance share units	305	202	307	223

Average number of shares of common stock outstanding assuming dilution	53,670	53,408	53,643	53,375

Basic earnings per share	$3.60	$1.24	$5.19	$0.72

Diluted earnings per share	$3.58	$1.24	$5.16	$0.71

NOTE 6:	Stock-Based Compensation

On June 30, 2011, we had two principal share-based compensation plans that are described below (collectively, the “Long-Term Incentive Compensation Plan”). The compensation cost that has been charged against income for these plans was $3.4 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively, and $4.5 million and $4.1 million for the six months ended June 30, 2011 and 2010, respectively.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.3 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2011 and 2010 respectively. Our current accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs pro-rata over the vesting periods.

Additionally, HEP maintains share-based compensation plans for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plans was $0.4 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

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

A summary of restricted stock activity and changes during the six months ended June 30, 2011 is presented below:

Restricted Stock	Grants	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2011 (non-vested)	346,996	$29.31
Vesting and transfer of ownership to recipients	(158,528)	31.18
Granted	102,710	58.23
Forfeited	(12,965)	52.02

Outstanding at June 30, 2011 (non-vested)	278,213	$37.86	$16,904

The total fair value of restricted stock vested and transferred to recipients during the six months ended June 30, 2011 and 2010 was $4.9 million and $4.2 million, respectively. As of June 30, 2011, there was $5.5 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1 years.

Performance Share Units

Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years. Under the terms of our performance share unit grants, awards are subject to financial performance criteria.

The fair value of each performance share unit award is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of June 30, 2011, estimated share payouts for outstanding non-vested performance share unit awards ranged from 150% to 175%.

A summary of performance share unit activity and changes during the six months ended June 30, 2011 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2011 (non-vested)	278,093
Vesting and transfer of ownership to recipients	(53,962)
Granted	61,491

Outstanding at June 30, 2011 (non-vested)	285,622

For the six months ended June 30, 2011, we issued 75,007 shares of our common stock having a fair value of $2.6 million related to vested performance share units, representing a 139% payout. Based on the weighted average grant date fair value of $32.86, there was $8.2 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 7:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at June 30, 2011, consisted of cash, cash equivalents and investments in debt securities primarily issued by government entities. We also hold 1,000,000 shares of Connacher Oil and Gas Limited common stock that were received as partial consideration upon our sale of our Montana refinery in 2006.

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

The following is a summary of our available-for-sale securities:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value (Net Carrying Amount)
	(In thousands)
June 30, 2011

Marketable debt securities (state and political subdivisions)	$89,632	$(69)	$89,563
Equity securities	610	485	1,095

Total marketable securities	$90,242	$416	$90,658

December 31, 2010

Equity securities	$610	$733	$1,343

For the six months ended June 30, 2011, we invested $157.8 million in marketable debt securities and received a total of $68.2 million related to sales and maturities of our investments in marketable debt securities.

NOTE 8:	Inventories

Inventory consists of the following components:

	June 30, 2011	December 31, 2010
	(In thousands)

Crude oil	$179,650	$96,570
Other raw materials and unfinished products (1)	56,677	68,792
Finished products (2)	208,406	188,274
Process chemicals (3)	22,576	22,512
Repairs and maintenance supplies and other	27,991	24,219

Total inventory	$495,300	$400,367

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)	Process chemicals include catalysts, additives and other chemicals.

NOTE 9:	Environmental

Consistent with our accounting policy for environmental remediation costs, we expensed $0.1 million for the three months ended June 30, 2011 and 2010 and $0.1 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $23.4 million and $26.2 million at June 30, 2011 and December 31, 2010, respectively, of which $17.8 million and $20.4 million, respectively, were classified as other long-term liabilities. Costs of future expenditures for environmental remediation that are expected to be incurred over the next several years are not discounted to their present value.

NOTE 10:	Debt

Credit Facilities

On July 1, 2011, we entered into a $1 billion senior secured credit agreement (the “HollyFrontier credit Agreement”) with Union Bank, N.A. as administrative agent and BNP Paribas as syndication agent, and certain lenders from time to time party thereto, and terminated our previous credit agreement discussed below. The HollyFrontier Credit Agreement matures in July 2016 and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes.

At June 30, 2011, we had a $400 million senior secured credit agreement expiring in March 2013 with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. We were in compliance with all covenants at June 30, 2011. At June 30, 2011, we had no outstanding borrowings and outstanding letters of credit totaling $76.8 million. At that level of usage, the unused commitment was $323.2 million at June 30, 2011.

The $275 million HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. In February 2011, HEP amended its previous credit agreement (expiring in August 2011), extending the expiration date and slightly reducing the size of the credit facility from $300 million to $275 million. The size was reduced based on management’s review of past and forecasted utilization of the facility. The HEP Credit Agreement expires in February 2016; however, in the event that the HEP 6.25% Senior Notes (discussed below) are not repurchased, refinanced, extended or repaid prior to September 1, 2014, the HEP Credit Agreement shall expire on that date.

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

HollyFrontier Senior Notes Due 2017

Our $300 million 9.875% Senior Notes mature in June 2017 and are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the HollyFrontier 9.875% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the HollyFrontier 9.875% Senior Notes.

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

HollyFrontier Financing Obligation

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

The carrying amounts of long-term debt are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
HollyFrontier 9.875% Senior Notes
Principal	$300,000	$300,000
Unamortized discount	(9,918)	(10,491)

	290,082	289,509

HollyFrontier financing obligation
Principal	38,218	38,781

Total HollyFrontier long-term debt	328,300	328,290

HEP Credit Agreement	186,000	159,000

HEP 6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(9,646)	(10,961)
Unamortized premium – dedesignated fair value hedge	1,271	1,444

	176,625	175,483

HEP 8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(2,059)	(2,212)

	147,941	147,788

Total HEP long-term debt	510,566	482,271

Total long-term debt	$838,866	$810,561

We capitalized interest attributable to construction projects of $4.3 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $7.9 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011, we have outstanding commodity price swap contracts serving as economic hedges to protect the value of temporary inventory builds of 210,000 barrels against price volatility and to lock in the spread between WTS and WTI crude oil with respect to forecasted purchases of 3.5 million barrels of crude oil. These contracts are measured quarterly at fair value with offsetting adjustments (gains / losses) recorded directly to cost of products sold.

Interest Rate Risk Management

HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2011, HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million HEP Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 2.50%, which equaled an effective interest rate of 6.24% as of June 30, 2011. This interest rate swap contract has been designated as a cash flow hedge and matures in February 2013.

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

The following table presents balance sheet locations and related fair values of outstanding derivative instruments.

Derivative Instruments	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(Dollars in thousands)
June 30, 2011

Derivative designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$8,472	Accumulated other comprehensive loss	$8,472

Derivatives not designated as hedging instruments:

Variable-to-fixed commodity price swap contracts (various inventory positions)	Prepayments and other current assets	$7,958	Cost of products sold (decrease)	$7,958

Fixed/variable-to-variable/fixed commodity price contracts (various inventory positions)	Accrued liabilities	$1,300	Cost of products sold (increase)	$1,300

Derivative Instruments	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(Dollars in thousands)
December 31, 2010

Derivatives designated as cash flow hedging instruments:

Variable-to-fixed commodity price swap contracts (forecasted volumes of natural gas purchases)	Accrued liabilities	$38	Accumulated other comprehensive loss	$38

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

Derivatives not designated as hedging instruments:

Fixed-to-variable rate swap contracts (various inventory positions)	Accrued liabilities	$497	Cost of products sold (increase)	$497

For the three and the six months ended June 30, 2011, maturities and fair value adjustments attributable to our economic hedges resulted in a $3 million decrease and a $0.7 million increase, respectively, to costs of products sold.

For the three and six months ended June 30, 2010, HEP recognized $1.5 million in charges to interest expense as a result of fair value changes to interest rate swap contracts that were settled in the first quarter of 2010.

NOTE 12:	Equity

Changes to equity during the six months ended June 30, 2011 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)

Balance at December 31, 2010	$697,419	$590,720	$1,288,139

Net income	276,929	15,915	292,844
Dividends	(16,024)	—	(16,024)
Distributions to noncontrolling interest holders	—	(25,133)	(25,133)
Other comprehensive income	157	1,020	1,177
Contribution from joint venture partner	—	16,500	16,500
Equity based compensation	4,480	1,082	5,562
Excess tax benefit on equity based compensation arrangements	498	—	498
Purchase of HEP units for restricted grants	—	(1,379)	(1,379)
Purchase of treasury stock (1)	(2,996)	—	(2,996)

Balance at June 30, 2011	$960,463	$598,725	$1,559,188

(1)	Includes 56,813 shares purchased under the terms of restricted stock agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock.

During the six months ended June 30, 2011, we repurchased shares of our common stock at market price from certain executives and employees costing $3 million. These purchases were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted and performance shares in the case of officers and employees who did not elect to satisfy such taxes by other means.

NOTE 13:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)

Three Months Ended June 30, 2011
Unrealized loss on available-for-sale securities	$(459)	$(179)	$(280)
Unrealized gain on hedging activities	271	35	236

Other comprehensive loss	(188)	(144)	(44)
Less other comprehensive income attributable to noncontrolling interest	178	—	178

Other comprehensive loss attributable to HollyFrontier stockholders	$(366)	$(144)	$(222)

Three Months Ended June 30, 2010
Unrealized loss on available-for-sale securities	$(251)	$(98)	$(153)
Unrealized loss on hedging activities	(620)	(82)	(538)

Other comprehensive loss	(871)	(180)	(691)
Less other comprehensive loss attributable to noncontrolling interest	(407)	—	(407)

Other comprehensive loss attributable to HollyFrontier stockholders	$(464)	$(180)	$(284)

Six Months Ended June 30, 2011
Unrealized loss on available-for-sale securities	$(317)	$(124)	$(193)
Unrealized gain on hedging activities	1,592	222	1,370

Other comprehensive income	1,275	98	1,177
Less other comprehensive income attributable to noncontrolling interest	1,020	—	1,020

Other comprehensive income attributable to HollyFrontier stockholders	$255	$98	$157

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)

Six Months Ended June 30, 2010
Unrealized loss on available-for-sale securities	$(7)	$(4)	$(3)
Unrealized loss on hedging activities	(1,981)	142	(2,123)

Other comprehensive loss	(1,988)	138	(2,126)
Less other comprehensive loss attributable to noncontrolling interest	(2,343)	—	(2,343)

Other comprehensive income attributable to HollyFrontier stockholders	$355	$138	$217

The temporary unrealized gain (loss) on available-for-sale securities is due to changes in market prices of securities.

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	June 30,	December 31,
	2011	2010
	(In thousands)

Pension obligation adjustment	$(22,672)	$(22,672)
Retiree medical obligation adjustment	(1,894)	(1,894)
Unrealized gain on available-for-sale securities	258	451
Unrealized loss on hedging activities, net of noncontrolling interest	(1,783)	(2,131)

Accumulated other comprehensive loss	$(26,091)	$(26,246)

NOTE 14:	Retirement Plan

We have a non-contributory defined benefit retirement plan that covers most of our non-union employees hired prior to January 1, 2007 and union employees prior to July 1, 2010. Our policy is to make contributions annually of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.

The retirement plan is closed to all new employees. To the extent an employee was hired prior to the plan closing date (January 1, 2007 for non-union employees and July 1, 2010 for union employees) and elected to participate in automatic contributions features under our defined contribution plan, their participation in future benefits of the retirement plan has been frozen.

The net periodic pension expense consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Service cost – benefit earned during the period	$1,268	$1,156	$2,535	$2,298
Interest cost on projected benefit obligations	1,281	1,291	2,562	2,577
Expected return on plan assets	(1,339)	(1,164)	(2,678)	(2,288)
Amortization of prior service cost	97	98	195	195
Amortization of net loss	533	474	1,066	1,098

Net periodic pension expense	$1,840	$1,855	$3,680	$3,880

The expected long-term annual rate of return on plan assets is 8.5%. This rate was used in measuring 2011 and 2010 net periodic benefit cost. We expect to contribute $10 million to the retirement plan in 2011.

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

The Refining segment includes the operations of our Navajo, Woods Cross, and Tulsa Refineries and NK Asphalt and involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, the Refining segment includes specialty lubricant products produced at our Tulsa Refinery that are marketed throughout North America and are distributed in Central and South America. NK Asphalt operates various asphalt terminals in Arizona, New Mexico and Texas.

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

	Refining	HEP (1)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)

Three Months Ended June 30, 2011
Sales and other revenues	$2,953,226	$50,940	$153	$(37,186)	$2,967,133
Depreciation and amortization	$23,478	$7,309	$1,252	$(207)	$31,832
Income (loss) from operations	$321,032	$27,692	$(18,040)	$(505)	$330,179
Capital expenditures	$25,152	$11,425	$45,690	$—	$82,267

Three Months Ended June 30, 2010
Sales and other revenues	$2,137,361	$45,483	$150	$(37,134)	$2,145,860
Depreciation and amortization	$20,599	$7,187	$1,333	$(295)	$28,824
Income (loss) from operations	$124,549	$22,888	$(15,111)	$(162)	$132,164
Capital expenditures	$42,492	$2,576	$364	$—	$45,432

Six Months Ended June 30, 2011
Sales and other revenues	$5,268,318	$95,945	$801	$(71,346)	$5,293,718
Depreciation and amortization	$46,461	$14,544	$2,549	$(414)	$63,140
Income (loss) from operations	$473,136	$51,303	$(34,138)	$(1,023)	$489,278
Capital expenditures	$45,784	$22,900	$87,621	$—	$156,305

Six Months Ended June 30, 2010
Sales and other revenues	$4,004,534	$86,172	$217	$(70,773)	$4,020,150
Depreciation and amortization	$41,325	$13,992	$1,854	$(590)	$56,581
Income (loss) from operations	$99,969	$41,149	$(30,877)	$(821)	$109,420
Capital expenditures	$70,764	$4,487	$1,279	$—	$76,530

June 30, 2011
Cash, cash equivalents and investments in marketable securities	$—	$1,402	$515,945	$—	$517,347
Total assets	$2,614,120	$678,508	$901,439	$(28,764)	$4,165,303
Long-term debt	$—	$510,566	$344,996	$(16,696)	$838,866

December 31, 2010
Cash, cash equivalents and investments in marketable securities	$—	$403	$230,041	$—	$230,444
Total assets	$2,490,193	$669,820	$573,531	$(32,069)	$3,701,475
Long-term debt	$—	$482,271	$345,215	$(16,925)	$810,561

(1)	HEP segment revenues from external customers were $13.8 million and $8.4 million for the three months ended June 30, 2011 and 2010, respectively, and $24.7 million and $15.5 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 17:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier 9.875% Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 34% ownership interest, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

The following financial information presents condensed consolidating balance sheets, statements of income, and statements of cash flows of HollyFrontier (the “Parent”), the Guarantor Restricted Subsidiaries, the Non-Guarantor Restricted Subsidiaries and the Non-Guarantor Non-Restricted Subsidiaries. The information has been presented as if the Parent accounted for its ownership in the Guarantor Restricted Subsidiaries, and the Guarantor Restricted Subsidiaries accounted for the ownership of the Non-Guarantor Restricted Subsidiaries and Non-Guarantor Non-Restricted Subsidiaries, using the equity method of accounting. The Guarantor Restricted Subsidiaries and the Non-Guarantor Restricted Subsidiaries are collectively the “Restricted Subsidiaries.” Our revaluation of HEP’s assets and liabilities at March 1, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

Condensed Consolidating Balance Sheet

June 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$414,141	$(1,656)	$12,802	$—	$425,287	$1,402	$—	$426,689
Marketable securities	64,759	1,095	—	—	65,854	—	—	65,854
Accounts receivable	3,074	1,000,967	57	—	1,004,098	18,756	(19,327)	1,003,527
Intercompany accounts receivable (payable)	(1,844,815)	1,418,880	425,935	—	—	—	—	—
Inventories	—	495,115	—	—	495,115	185	—	495,300
Prepayments and other assets	17,828	18,809	—	—	36,637	853	(3,886)	33,604

Total current assets	(1,345,013)	2,933,210	438,794	—	2,026,991	21,196	(23,213)	2,024,974

Properties and equipment, net	17,713	1,031,585	315,691	—	1,364,989	501,469	(6,695)	1,859,763
Marketable securities (long-term)	24,804	—	—	—	24,804	—	—	24,804
Investment in subsidiaries	2,766,499	664,480	(394,949)	(3,036,030)	—	—	—	—
Intangibles and other assets	16,284	82,491	—	—	98,775	155,843	1,144	255,762

Total assets	$1,480,287	$4,711,766	$359,536	$(3,036,030)	$3,515,559	$678,508	$(28,764)	$4,165,303

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,278	$1,447,891	$7,683	$—	$1,462,852	$7,115	$(19,327)	$1,450,640
Income taxes payable	23,002	—	—	—	23,002	—	—	23,002
Accrued liabilities	29,133	40,738	1,858	—	71,729	16,108	(3,886)	83,951

Total current liabilities	59,413	1,488,629	9,541	—	1,557,583	23,223	(23,213)	1,557,593

Long-term debt	290,083	54,913	—	—	344,996	510,566	(16,696)	838,866
Non-current liabilities	46,315	25,712	—	—	72,027	9,164	—	81,191
Deferred income taxes	122,565	176	773	—	123,514	—	4,951	128,465
Distributions in excess of inv in HEP	—	375,837	—	—	375,837	—	(375,837)	—
Equity – HollyFrontier	961,911	2,766,499	349,222	(3,115,721)	961,911	135,555	(137,003)	960,463
Equity – noncontrolling interest	—	—	—	79,691	79,691	—	519,034	598,725

Total liabilities and equity	$1,480,287	$4,711,766	$359,536	$(3,036,030)	$3,515,559	$678,508	$(28,764)	$4,165,303

Condensed Consolidating Balance Sheet

December 31, 2010	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$230,082	$(9,035)	$7,651	$—	$228,698	$403	$—	$229,101
Marketable securities	—	1,343	—	—	1,343	—	—	1,343
Accounts receivable	1,683	991,778	—	—	993,461	22,508	(22,853)	993,116
Intercompany accounts receivable (payable)	(1,401,580)	981,691	419,889	—	—	—	—	—
Inventories	—	400,165	—	—	400,165	202	—	400,367
Income taxes receivable	51,034	—	—	—	51,034	—	—	51,034
Prepayments and other assets	10,210	20,942	—	—	31,152	573	(3,251)	28,474

Total current assets	(1,108,571)	2,386,884	427,540	—	1,705,853	23,686	(26,104)	1,703,435

Properties and equipment, net	17,177	1,017,877	236,648	—	1,271,702	492,098	(7,109)	1,756,691
Investment in subsidiaries	2,273,159	595,888	(393,011)	(2,476,036)	—	—	—	—
Intangibles and other assets	8,569	77,600	—	—	86,169	154,036	1,144	241,349

Total assets	$1,190,334	$4,078,249	$271,177	$(2,476,036)	$3,063,724	$669,820	$(32,069)	$3,701,475

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,170	$1,319,316	$3,575	$—	$1,330,061	$10,238	$(22,853)	$1,317,446
Accrued liabilities	25,512	28,145	797	—	54,454	21,206	(3,251)	72,409

Total current liabilities	32,682	1,347,461	4,372	—	1,384,515	31,444	(26,104)	1,389,855

Long-term debt	289,509	55,706	—	—	345,215	482,271	(16,925)	810,561
Non-current liabilities	42,655	27,521	—	—	70,176	10,809	—	80,985
Deferred income taxes	126,160	259	565	—	126,984	—	4,951	131,935
Distributions in excess of inv in HEP	—	374,143	—	—	374,143	—	(374,143)	—
Equity – HollyFrontier	699,328	2,273,159	266,240	(2,539,399)	699,328	145,296	(147,205)	697,419
Equity – noncontrolling interest	—	—	—	63,363	63,363	—	527,357	590,720

Total liabilities and equity	$1,190,334	$4,078,249	$271,177	$(2,476,036)	$3,063,724	$669,820	$(32,069)	$3,701,475

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$153	$2,953,226	$—	$—	$2,953,379	$50,940	$(37,186)	$2,967,133

Operating costs and expenses:
Cost of products sold	—	2,483,435	—	—	2,483,435	—	(36,340)	2,447,095
Operating expenses	—	124,992	121	—	125,113	14,366	(134)	139,345
General and administrative expenses	16,976	133	—	—	17,109	1,573	—	18,682
Depreciation and amortization	907	23,644	179	—	24,730	7,309	(207)	31,832

Total operating costs and expenses	17,883	2,632,204	300	—	2,650,387	23,248	(36,681)	2,636,954

Income (loss) from operations	(17,730)	321,022	(300)	—	302,992	27,692	(505)	330,179

Other income (expense):
Equity in earnings of subsidiaries and joint venture	329,496	9,268	9,480	(338,764)	9,480	467	(9,480)	467
Interest income (expense)	(5,063)	(795)	13	—	(5,845)	(9,286)	595	(14,536)
Merger transaction costs	(2,316)	—	—	—	(2,316)	—	—	(2,316)

	322,117	8,473	9,493	(338,764)	1,319	(8,819)	(8,885)	(16,385)

Income before income taxes	304,387	329,495	9,193	(338,764)	304,311	18,873	(9,390)	313,794

Income tax provision	111,943	—	—	—	111,943	18	—	111,961

Net income	192,444	329,495	9,193	(338,764)	192,368	18,855	(9,390)	201,833

Less net income attributable to noncontrolling interest	—	—	—	(75)	(75)	—	9,673	9,598

Net income attributable to HollyFrontier stockholders	$192,444	$329,495	$9,193	$(338,689)	$192,443	$18,855	$(19,063)	$192,235

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2010	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$150	$2,137,361	$—	$—	$2,137,511	$45,483	$(37,134)	$2,145,860

Operating costs and expenses:
Cost of products sold	—	1,884,676	86	—	1,884,762	—	(36,550)	1,848,212
Operating expenses	—	107,463	—	—	107,463	13,495	(127)	120,831
General and administrative expenses	13,916	—	—	—	13,916	1,913	—	15,829
Depreciation and amortization	928	20,825	179	—	21,932	7,187	(295)	28,824

Total operating costs and expenses	14,844	2,012,964	265	—	2,028,073	22,595	(36,972)	2,013,696

Income (loss) from operations	(14,694)	124,397	(265)	—	109,438	22,888	(162)	132,164

Other income (expense):
Equity in earnings of subsidiaries and joint venture	130,097	6,819	7,007	(136,916)	7,007	544	(7,007)	544
Interest income (expense)	(9,527)	(1,119)	12	—	(10,634)	(10,109)	355	(20,388)

	120,570	5,700	7,019	(136,916)	(3,627)	(9,565)	(6,652)	(19,844)

Income before income taxes	105,876	130,097	6,754	(136,916)	105,811	13,323	(6,814)	112,320

Income tax provision	39,608	—	—	—	39,608	46	—	39,654

Net income	66,268	130,097	6,754	(136,916)	66,203	13,277	(6,814)	72,666

Less net income attributable to noncontrolling interest	—	—	—	(65)	(65)	—	6,569	6,504

Net income attributable to HollyFrontier stockholders	$66,268	$130,097	$6,754	$(136,851)	$66,268	$13,277	$(13,383)	$66,162

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Frontier Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$801	$5,268,318	$—	$—	$5,269,119	$95,945	$(71,346)	$5,293,718

Operating costs and expenses:
Cost of products sold	—	4,501,361	—	—	4,501,361	—	(69,649)	4,431,712
Operating expenses	—	246,677	509	—	247,186	27,162	(260)	274,088
General and administrative expenses	32,329	235	—	—	32,564	2,936	—	35,500
Depreciation and amortization	1,847	46,805	358	—	49,010	14,544	(414)	63,140

Total operating costs and expenses	34,176	4,795,078	867	—	4,830,121	44,642	(70,323)	4,804,440

Income (loss) from operations	(33,375)	473,240	(867)	—	438,998	51,303	(1,023)	489,278

Other income (expense):
Equity in earnings of subsidiaries and joint venture	488,453	16,831	17,500	(505,284)	17,500	1,207	(17,500)	1,207
Interest income (expense)	(11,872)	(1,618)	26	—	(13,464)	(18,398)	1,207	(30,655)
Merger transaction costs	(6,014)	—	—	—	(6,014)	—	—	(6,014)

	470,567	15,213	17,526	(505,284)	(1,978)	(17,191)	(16,293)	(35,462)

Income before income taxes	437,192	488,453	16,659	(505,284)	437,020	34,112	(17,316)	453,816

Income tax provision	160,726	—	—	—	160,726	246	—	160,972

Net income	276,466	488,453	16,659	(505,284)	276,294	33,866	(17,316)	292,844

Less net income attributable to noncontrolling interest	—	—	—	(172)	(172)	—	16,087	15,915

Net income attributable to HollyFrontier stockholders	$276,466	$488,453	$16,659	$(505,112)	$276,466	$33,866	$(33,403)	$276,929

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2010	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$217	$4,004,534	$—	$—	$4,004,751	$86,172	$(70,773)	$4,020,150

Operating costs and expenses:
Cost of products sold	—	3,641,183	12	—	3,641,195	—	(69,119)	3,572,076
Operating expenses	—	222,063	—	—	222,063	26,555	(243)	248,375
General and administrative expenses	28,801	421	—	—	29,222	4,476	—	33,698
Depreciation and amortization	1,871	41,779	(471)	—	43,179	13,992	(590)	56,581

Total operating costs and expenses	30,672	3,905,446	(459)	—	3,935,659	45,023	(69,952)	3,910,730

Income (loss) from operations	(30,455)	99,088	459	—	69,092	41,149	(821)	109,420

Other income (expense):
Equity in earnings of subsidiaries and joint venture	109,989	13,299	12,936	(123,288)	12,936	1,025	(12,936)	1,025
Interest income (expense)	(18,670)	(2,398)	20	—	(21,048)	(18,213)	1,210	(38,051)

	91,319	10,901	12,956	(123,288)	(8,112)	(17,188)	(11,726)	(37,026)

Income before income taxes	60,864	109,989	13,415	(123,288)	60,980	23,961	(12,547)	72,394

Income tax provision	22,842	—	—	—	22,842	140	—	22,982

Net income	38,022	109,989	13,415	(123,288)	38,138	23,821	(12,547)	49,412

Less net income attributable to noncontrolling interest	—	—	—	116	116	—	11,228	11,344

Net income attributable to HollyFrontier stockholders	$38,022	$109,989	$13,415	$(123,404)	$38,022	$23,821	$(23,775)	$38,068

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$304,061	$122,324	$5,051	$431,436	$46,289	$(19,729)	$457,996

Cash flows from investing activities
Additions to properties, plants and equipment	(2,623)	(51,382)	(79,400)	(133,405)	—	—	(133,405)
Additions to properties, plants and equipment – HEP	—	—	—	—	(22,900)	—	(22,900)
Investment in Sabine Biofuels	(9,125)	—	—	(9,125)	—	—	(9,125)
Purchases of marketable securities	(157,782)	—	—	(157,782)	—	—	(157,782)
Sales and maturities of marketable securities	68,150	—	—	68,150	—	—	68,150

	(101,380)	(51,382)	(79,400)	(232,162)	(22,900)	—	(255,062)

Cash flows from financing activities
Net borrowings under credit agreements – HEP	—	—	—	—	27,000	—	27,000
Repayments under financing obligation	—	(563)	—	(563)	—	—	(563)
Purchase of treasury stock	(2,996)	—	—	(2,996)	—	—	(2,996)
Contribution from joint venture partner	—	(63,000)	79,500	16,500	—	—	16,500
Dividends	(15,984)	—	—	(15,984)	—	—	(15,984)
Distributions to noncontrolling interest	—	—	—	—	(44,862)	19,729	(25,133)
Excess tax benefit from equity based compensation	498	—	—	498	—	—	498
Purchase of units for HEP restricted grants	—	—	—	—	(1,379)	—	(1,379)
Deferred financing costs	(140)	—	—	(140)	(3,149)	—	(3,289)

	(18,622)	(63,563)	79,500	(2,685)	(22,390)	19,729	(5,346)

Cash and cash equivalents
Increase (decrease) for the period	184,059	7,379	5,151	196,589	999	—	197,588
Beginning of period	230,082	(9,035)	7,651	228,698	403	—	229,101

End of period	$414,141	$(1,656)	$12,802	$425,287	$1,402	$—	$426,689

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$24,464	$(15,103)	$1,379	$10,740	$45,186	$(17,580)	$38,346

Cash flows from investing activities
Additions to properties, plants and equipment	(1,279)	(54,880)	(15,884)	(72,043)	—	—	(72,043)
Additions to properties, plants and equipment – HEP	—	—	—	—	(43,527)	39,040	(4,487)
Proceeds from sale of assets	—	39,040	—	39,040	—	(39,040)	—

	(1,279)	(15,840)	(15,884)	(33,003)	(43,527)	—	(76,530)

Cash flows from financing activities
Net repayments under credit agreements – HEP	—	—	—	—	(51,000)	—	(51,000)
Proceeds from issuance of senior notes – HEP	—	—	—	—	147,540	—	147,540
Repayments under financing obligation	—	(616)	—	(616)	—	201	(415)
Purchase of treasury stock	(1,308)	—	—	(1,308)	—	—	(1,308)
Contribution from joint venture partner	—	(15,000)	20,000	5,000	—	—	5,000
Dividends	(15,901)	—	—	(15,901)	—	—	(15,901)
Purchase price in excess of transferred basis in assets	—	53,960	—	53,960	(53,960)	—	—
Distributions to noncontrolling interest	—	—	—	—	(41,312)	17,379	(23,933)
Excess tax expense from equity based compensation	(1,313)	—	—	(1,313)	—	—	(1,313)
Deferred financing costs	(1,177)	(1,125)	—	(2,302)	(353)	—	(2,655)
Purchase of units for HEP restricted grants	—	—	—	—	(2,276)	—	(2,276)
Issuance of common stock upon exercise of options	61	—	—	61	—	—	61

	(19,638)	37,219	20,000	37,581	(1,361)	17,580	53,800

Cash and cash equivalents
Increase (decrease) for the period	3,547	6,276	5,495	15,318	298	—	15,616
Beginning of period	127,560	(12,477)	7,005	122,088	2,508	—	124,596

End of period	$131,107	$(6,201)	$12,500	$137,406	$2,806	$—	$140,212

NOTE 18:	Subsequent Event

On August 3, 2011 we announced that our Board of Directors approved a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of HollyFrontier common stock and a special cash dividend of $1.00 per share. The stock dividend is payable on August 31, 2011 to all holders of record on August 24, 2011, and the cash dividend is payable on August 22, 2011 to all holders of record on August 15, 2011. Upon completion of the stock split, we will have approximately 210 million shares of common stock outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. Holly Corporation (“Holly”) changed its name to HollyFrontier Corporation (“HollyFrontier” or “HollyFrontier Corporation”) in connection with the consummation of its “merger of equals” with Frontier Oil Corporation (“Frontier”), which became effective on July 1, 2011 (see description below). All previous references to “Holly” within this document have been replaced with “HollyFrontier.” References herein to HollyFrontier Corporation with respect to time periods through and including June 30, 2011 include Holly and its consolidated subsidiaries and do not include Frontier and its consolidated subsidiaries since the merger had not been consummated as of June 30, 2011, while references herein to HollyFrontier with respect to time periods from and after July 1, 2011 include Frontier and its consolidated subsidiaries. Unless otherwise specified, the financial information included herein are as of and for the period ended June 30, 2011 and, thus, do not include financial information for Frontier. In this document, the words “we,” “our,” “ours” and “us” refer only to HollyFrontier and its consolidated subsidiaries or to HollyFrontier or an individual subsidiary and not to any other person. The words “we,” “our,” “ours” and “us” generally include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HollyFrontier with certain exceptions where there are transactions or obligations between HEP and HollyFrontier or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HollyFrontier. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.

OVERVIEW

We are principally an independent petroleum refiner that produces high value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. Navajo Refining Company, L.L.C., one of our wholly-owned subsidiaries, owns a petroleum refinery in Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery can process sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. Our refinery located just north of Salt Lake City, Utah (the “Woods Cross Refinery”) is operated by Holly Refining & Marketing Company – Woods Cross LLC, one of our wholly-owned subsidiaries. This facility is a high conversion refinery that primarily processes regional sweet (lower sulfur) and sour Canadian crude oils. Our refinery located in Tulsa, Oklahoma (the “Tulsa Refinery”) is comprised of two facilities, the Tulsa Refinery west and east facilities.

At June 30, 2011, we owned a 34% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest. HEP has logistic assets including petroleum product and crude oil pipelines located in Texas, New Mexico, Oklahoma and Utah; ten refined product terminals; a jet fuel terminal; loading rack facilities at each of our three refineries, a refined products tank farm facility and on-site crude oil tankage at our Navajo, Woods Cross and Tulsa Refineries. Additionally, HEP owns a 25% interest in SLC Pipeline LLC (“SLC Pipeline”), a new 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.

Our principal source of revenue is from the sale of high value light products such as gasoline, diesel fuel, jet fuel and asphalt products in markets in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. We also produce specialty lubricant products that are marketed throughout North America and are distributed in Central and South America. For the six months ended June 30, 2011, sales and other revenues were $5,293.7 million and net income attributable to HollyFrontier stockholders was $276.9 million. For the six months ended June 30, 2010, sales and other revenues were $4,020.2 million and the net income attributable to HollyFrontier stockholders was $38.1 million. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses for the six months ended June 30, 2011 were $4,804.4 million compared to $3,910.7 million for the six months ended June 30, 2010.

On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination between us and Frontier. On July 1, 2011, North Acquisition, Inc. a direct wholly-owned subsidiary of Holly merged with and into Frontier, with Frontier surviving as a wholly-owned subsidiary of Holly. Concurrent with the merger, we changed our name to HollyFrontier Corporation and changed the trading symbol for our common stock traded on the New York Stock Exchange to “HFC.” Subsequent to the merger and following approval by the post-closing board of directors of HollyFrontier, Frontier merged with and into HollyFrontier, with HollyFrontier continuing as the surviving corporation.

In accordance with the merger agreement, we issued approximately 51.4 million shares of HollyFrontier common stock in exchange for outstanding shares of Frontier common stock to former Frontier stockholders. Each outstanding share of Frontier common stock was converted into 0.4811 shares of HollyFrontier common stock with any fractional shares paid in cash. Based on the July 1, 2011 market closing price of $71.86, the aggregate equity consideration paid in connection with the merger was approximately $3.7 billion.

Beginning July 1, 2011, HollyFrontier’s consolidated financial and operating results will reflect the operations of the merged Frontier businesses. This includes a 135,000 barrels per stream day (“bpsd”) refinery located in El Dorado, Kansas (the “El Dorado Refinery”) and a 52,000 bpsd refinery located in Cheyenne, Wyoming (the “Cheyenne Refinery”) that serve markets in the Rocky Mountain and Plains States regions of the United States.

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended June 30,		Change from 2010
	2011	2010	Change	Percent
	(In thousands, except per share data)

Sales and other revenues	$2,967,133	$2,145,860	$821,273	38.3%

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,447,095	1,848,212	598,883	32.4
Operating expenses (exclusive of depreciation and amortization)	139,345	120,831	18,514	15.3
General and administrative expenses (exclusive of depreciation and amortization)	18,682	15,829	2,853	18.0
Depreciation and amortization	31,832	28,824	3,008	10.4

Total operating costs and expenses	2,636,954	2,013,696	623,258	31.0

Income from operations	330,179	132,164	198,015	149.8

Other income (expense):
Equity in earnings of SLC Pipeline	467	544	(77)	(14.2)
Interest income	657	635	22	3.5
Interest expense	(15,193)	(21,023)	5,830	(27.7)
Merger transaction costs	(2,316)	—	(2,316)	—

	(16,385)	(19,844)	3,459	(17.4)

Income before income taxes	313,794	112,320	201,474	179.4

Income tax provision	111,961	39,654	72,307	182.3

Net income	201,833	72,666	129,167	177.8

Less net income attributable to noncontrolling interest	9,598	6,504	3,094	47.6

Net income attributable to HollyFrontier stockholders	$192,235	$66,162	$126,073	190.6%

Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.60	$1.24	$2.36	190.3%

Diluted	$3.58	$1.24	$2.34	188.7%

Cash dividends declared per common share	$0.15	$0.15	$—	—%

Average number of common shares outstanding:
Basic	53,365	53,206	159	0.3%
Diluted	53,670	53,408	262	0.5%

	Six Months Ended June 30,		Change from 2010
	2011	2010	Change	Percent
	(In thousands, except per share data)

Sales and other revenues	$5,293,718	$4,020,150	$1,273,568	31.7%

Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,431,712	3,572,076	859,636	24.1
Operating expenses (exclusive of depreciation and amortization)	274,088	248,375	25,713	10.4
General and administrative expenses (exclusive of depreciation and amortization)	35,500	33,698	1,802	5.3
Depreciation and amortization	63,140	56,581	6,559	11.6

Total operating costs and expenses	4,804,440	3,910,730	893,710	22.9

Income from operations	489,278	109,420	379,858	347.2

Other income (expense):
Equity in earnings of SLC Pipeline	1,207	1,025	182	17.8
Interest income	742	694	48	6.9
Interest expense	(31,397)	(38,745)	7,348	(19.0)
Merger transaction costs	(6,014)	—	(6,014)	—

	(35,462)	(37,026)	1,564	(4.2)

Income before income taxes	453,816	72,394	381,422	526.9

Income tax provision	160,972	22,982	137,990	600.4

Net income	292,844	49,412	243,432	492.7

Less net income attributable to noncontrolling interest	15,915	11,344	4,571	40.3

Net income attributable to HollyFrontier stockholders	$276,929	$38,068	$238,861	627.5%

Earnings per share attributable to HollyFrontier stockholders:
Basic	$5.19	$0.72	$4.47	620.8%

Diluted	$5.16	$0.71	$4.45	626.8%

Cash dividends declared per common share	$0.30	$0.30	$—	—%

Average number of common shares outstanding:
Basic	53,336	53,152	184	0.3%
Diluted	53,643	53,375	268	0.5%

Balance Sheet Data (Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)

Cash, cash equivalents and investments in marketable securities	$517,347	$230,444
Working capital	$467,381	$313,580
Total assets	$4,165,303	$3,701,475
Long-term debt	$838,866	$810,561
Total equity	$1,559,188	$1,288,139

Other Financial Data (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net cash provided by operating activities	$327,454	$128,370	$457,996	$38,346
Net cash used for investing activities	$(114,012)	$(45,432)	$(255,062)	$(76,530)
Net cash provided by (used for) financing activities	$(10,867)	$(36,015)	$(5,346)	$53,800
Capital expenditures	$82,267	$45,432	$156,305	$76,530
EBITDA (1)	$350,564	$155,028	$531,696	$155,682

(1)	Earnings before interest, taxes, depreciation and amortization, which we refer to as (“EBITDA”), is calculated as net income plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Our operations are currently organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segment are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Eliminations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Sales and other revenues
Refining (1)	$2,953,226	$2,137,361	$5,268,318	$4,004,534
HEP (2)	50,940	45,483	95,945	86,172
Corporate and Other	153	150	801	217
Eliminations	(37,186)	(37,134)	(71,346)	(70,773)

Consolidated	$2,967,133	$2,145,860	$5,293,718	$4,020,150

Operating Income (loss)
Refining (1)	$321,032	$124,549	$473,136	$99,969
HEP (2)	27,692	22,888	51,303	41,149
Corporate and Other	(18,040)	(15,111)	(34,138)	(30,877)
Eliminations	(505)	(162)	(1,023)	(821)

Consolidated	$330,179	$132,164	$489,278	$109,420

(1)	The Refining segment includes the operations of our Navajo, Woods Cross and Tulsa Refineries and NK Asphalt Partners (“NK Asphalt”) and involves the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. The petroleum products are primarily marketed in the Southwest, Rocky Mountain and Mid-Continent regions of the United States and northern Mexico. Additionally, specialty lubricant products produced at our Tulsa Refinery are marketed throughout North America and are distributed in Central and South America. NK Asphalt operates various asphalt terminals in Arizona, New Mexico and Texas.

(2)	The HEP segment involves all of the operations of HEP which owns and operates a system of petroleum product and crude gathering pipelines and refinery tankage in Texas, New Mexico, Oklahoma and Utah, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, Oklahoma and Washington. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, HEP owns a 25% interest in the SLC Pipeline that services refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Navajo Refinery
Crude charge (BPD) (1)	86,080	82,370	78,070	80,650
Refinery throughput (BPD) (2)	94,190	92,440	86,600	91,470
Refinery production (BPD) (3)	93,620	91,750	85,220	89,650
Sales of produced refined products (BPD)	94,340	93,040	87,130	90,000
Sales of refined products (BPD) (4)	98,120	96,280	92,440	93,220

Refinery utilization (5)	86.1%	82.4%	78.1%	80.7%

Average per produced barrel (6)
Net sales	$126.36	$91.21	$119.35	$89.70
Cost of products (7)	104.24	82.08	100.30	82.50

Refinery gross margin	22.12	9.13	19.05	7.20
Refinery operating expenses (8)	5.17	4.61	5.71	4.88

Net operating margin	$16.95	$4.52	$13.34	$2.32

Refinery operating expenses per throughput barrel	$5.18	$4.64	$5.74	$4.80

Feedstocks:
Sour crude oil	71%	85%	72%	86%
Sweet crude oil	4%	4%	4%	4%
Heavy sour crude oil	16%	—%	14%	—%
Other feedstocks and blends	9%	11%	10%	10%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	57%	52%	57%
Diesel fuels	32%	31%	33%	31%
Jet fuels	1%	5%	1%	4%
Fuel oil	7%	3%	6%	4%
Asphalt	4%	2%	4%	2%
LPG and other	4%	2%	4%	2%

Total	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Woods Cross Refinery
Crude charge (BPD) (1)	26,840	27,450	26,310	26,570
Refinery throughput (BPD) (2)	28,740	28,940	28,320	28,030
Refinery production (BPD) (3)	28,320	28,850	27,480	27,700
Sales of produced refined products (BPD)	27,600	29,070	27,130	28,620
Sales of refined products (BPD) (4)	27,600	29,140	27,170	28,750

Refinery utilization (5)	86.6%	88.5%	84.9%	85.7%

Average per produced barrel (6)
Net sales	$128.02	$96.62	$118.62	$93.15
Cost of products (7)	99.79	74.26	94.95	74.48

Refinery gross margin	28.23	22.36	23.67	18.67
Refinery operating expenses (8)	6.16	5.30	6.29	5.74

Net operating margin	$22.07	$17.06	$17.38	$12.93

Refinery operating expenses per throughput barrel	$5.92	$5.32	$6.03	$5.86

Feedstocks:
Sweet crude oil	61%	60%	59%	60%
Heavy sour crude oil	5%	5%	5%	6%
Black wax crude oil	28%	29%	29%	29%
Other feedstocks and blends	6%	6%	7%	5%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	61%	62%	61%	63%
Diesel fuels	31%	31%	30%	29%
Jet fuels	1%	1%	1%	1%
Fuel oil	3%	1%	3%	1%
Asphalt	2%	3%	3%	3%
LPG and other	2%	2%	2%	3%

Total	100%	100%	100%	100%

Tulsa Refinery
Crude charge (BPD) (1)	110,100	118,480	107,860	111,080
Refinery throughput (BPD) (2)	111,850	119,800	109,290	112,350
Refinery production (BPD) (3)	110,110	112,860	107,050	107,900
Sales of produced refined products (BPD)	112,710	111,880	106,400	105,360
Sales of refined products (BPD) (4)	114,300	111,880	107,390	106,280

Refinery utilization (5)	88.1%	94.8%	86.3%	88.9%

Average per produced barrel (6)
Net sales	$129.11	$90.93	$122.65	$88.74
Cost of products (7)	109.94	81.32	105.53	82.05

Refinery gross margin	19.17	9.61	17.12	6.69
Refinery operating expenses (8)	5.56	4.70	5.76	5.26

Net operating margin	$13.61	$4.91	$11.36	$1.43

Refinery operating expenses per throughput barrel	$5.60	$4.39	$5.61	$4.93

Feedstocks:
Sweet crude oil	93%	89%	95%	94%
Heavy sour crude oil	5%	3%	4%	1%
Sour crude oil	—%	8%	—%	4%
Other feedstocks and blends	2%	—%	1%	1%

Total	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales of produced refined products:
Gasolines	38%	37%	37%	39%
Diesel fuels	30%	32%	30%	31%
Jet fuels	8%	9%	8%	9%
Lubricants	10%	10%	11%	10%
Gas oil / intermediates	6%	3%	6%	3%
Asphalt	5%	4%	5%	4%
LPG and other	3%	5%	3%	4%

Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	223,020	228,300	212,240	218,300
Refinery throughput (BPD) (2)	234,780	241,180	224,210	231,850
Refinery production (BPD) (3)	232,050	233,460	219,750	225,250
Sales of produced refined products (BPD)	234,650	233,990	220,660	223,980
Sales of refined products (BPD) (4)	240,020	237,300	227,000	228,250

Refinery utilization (5)	87.1%	89.2%	82.9%	85.3%

Average per produced barrel (6)
Net sales	$127.87	$91.75	$120.85	$89.69
Cost of products (7)	106.45	80.74	102.16	81.26

Refinery gross margin	21.42	11.01	18.69	8.43
Refinery operating expenses (8)	5.48	4.74	5.80	5.17

Net operating margin	$15.94	$6.27	$12.89	$3.26

Refinery operating expenses per throughput barrel	$5.47	$4.60	$5.71	$4.99

Feedstocks:
Sour crude oil	29%	37%	28%	36%
Sweet crude oil	54%	53%	55%	55%
Heavy sour crude oil	9%	2%	8%	1%
Black wax crude oil	3%	3%	4%	3%
Other feedstocks and blends	5%	5%	5%	5%

Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	46%	48%	46%	49%
Diesel fuels	31%	32%	32%	31%
Jet fuels	4%	6%	4%	6%
Fuel oil	3%	1%	3%	2%
Asphalt	5%	3%	4%	3%
Lubricants	5%	5%	5%	5%
Gas oil / intermediates	3%	2%	3%	1%
LPG and other	3%	3%	3%	3%

Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.
(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.
(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.
(4)	Includes refined products purchased for resale.
(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 256,000 BPSD.
(6)	Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
(7)	Transportation costs billed from HEP are included in cost of products.
(8)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

Results of Operations - Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Summary

Net income attributable to HollyFrontier stockholders for the three months ended June 30, 2011 was $192.2 million ($3.60 per basic and $3.58 per diluted share), a $126 million increase compared to $66.2 million ($1.24 per basic and diluted share) for the three months ended June 30, 2010. Net income increased due principally to significantly higher refinery gross margins during the three months ended June 30, 2011. Overall refinery gross margins for the three months ended June 30, 2011 increased to $21.42 per produced barrel compared to $11.01 for the three months ended June 30, 2010.

Sales and Other Revenues

Sales and other revenues increased 38% from $2,145.9 million for the three months ended June 30, 2010 to $2,967.1 million for the three months ended June 30, 2011, due principally to the effects of increased sales prices of produced refined products sold. The average sales price we received per produced barrel sold increased 39% from $91.75 for the three months ended June 30, 2010 to $127.87 for the three months ended June 30, 2011. Sales and other revenues for the three months ended June 30, 2011 and 2010, include $13.8 million and $8.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Additionally included in revenues for the three months ended June 30, 2010 was a final settlement received from SFPP, L.P. in June 2010 of $8.6 million that relates to tariff refunds for shipments of refined products for the period of January 1992 through May 2006.

Cost of Products Sold

Cost of products sold increased 32% from $1,848.2 million for the three months ended June 30, 2010 to $2,447.1 million for the three months ended June 30, 2011, due principally to higher crude oil costs. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 32% from $80.74 for the three months ended June 30, 2010 to $106.45 for the three months ended June 30, 2011.

Gross Refinery Margins

Gross refinery margin per produced barrel increased 95% from $11.01 for the three months ended June 30, 2010 to $21.42 for the three months ended June 30, 2011 due to the effects of an increase in the average sales price we received per barrel of produced refined products sold, partially offset by an increase in the average per barrel price we paid for crude oil and feedstocks. Our processing of lower priced West Texas Intermediate related crude oil combined with strong diesel and high gasoline margins at all of our refineries helped fuel this margin improvement. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses

Operating expenses, exclusive of depreciation and amortization, increased 15% from $120.8 million for the three months ended June 30, 2010 to $139.3 million for the three months ended June 30, 2011, due principally to increased payroll and maintenance costs.

General and Administrative Expenses

General and administrative expenses increased 18% from $15.8 million for the three months ended June 30, 2010 to $18.7 million for the three months ended June 30, 2011, due principally to higher payroll and equity based compensation costs.

Depreciation and Amortization Expenses

Depreciation and amortization increased 10% from $28.8 million for the three months ended June 30, 2010 to $31.8 million for the three months ended June 30, 2011. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects.

Interest Expense

Interest expense was $15.2 million for the three months ended June 30, 2011 compared to $21 million for the three months ended June 30, 2010. The decrease was due principally to interest capitalized on the UNEV Pipeline project. For the three months ended June 30, 2011 and 2010, interest expense included $9.3 million and $10.1 million, respectively, in interest costs attributable to HEP operations.

Merger Transaction Costs

For the three months ended June 30, 2011, we recognized merger transaction costs of $2.3 million related to our merger with Frontier effective July 1, 2011. These costs relate to legal, advisory and other professional fees that are directly attributable to the merger.

Income Taxes

For the three months ended June 30, 2011, we recorded income tax expense of $112 million compared to $39.7 million for the three months ended June 30, 2010. This increase was due principally to significantly higher pre-tax earnings during the three months ended June 30, 2011 compared to the same period of 2010. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.7% and 35.3% for the three months ended June 30, 2011 and 2010, respectively.

Results of Operations - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Summary

Net income attributable to HollyFrontier stockholders for the six months ended June 30, 2011 was $276.9 million ($5.19 per basic and $5.16 per diluted share), a $238.8 million increase compared to $38.1 million ($0.72 per basic and $0.71 per diluted share) for the six months ended June 30, 2010. Net income increased due principally to significantly higher refinery gross margins during the six months ended June 30, 2011. Overall refinery gross margins for the six months ended June 30, 2011 increased to $18.69 per produced barrel compared to $8.43 for the six months ended June 30, 2010.

Overall production levels for the six months ended June 30, 2011 decreased slightly over the same period of 2010 due principally to the effects of production downtime at the Navajo Refinery during the current year first quarter. For the six months ended June 30, 2011, overall production levels averaged 219,750 barrels per day (“BPD”) compared to 225,250 BPD for the same period last year.

Sales and Other Revenues

Sales and other revenues increased 32% from $4,020.2 million for the six months ended June 30, 2010 to $5,293.7 million for the six months ended June 30, 2011, due principally to the effects of increased sales prices of produced refined products sold that was partially offset by a slight decrease in year-over-year volumes of produced refined products sold. The average sales price we received per produced barrel sold increased 35% from $89.69 for the six months ended June 30, 2010 to $120.85 for the six months ended June 30, 2011. Sales and other revenues for the six months ended June 30, 2011 and 2010, include $24.7 million and $15.5 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold

Cost of products sold increased 24% from $3,572.1 million for the six months ended June 30, 2010 to $4,431.7 million for the six months ended June 30, 2011, due principally to higher crude oil costs, partially offset by a slight decrease in volumes of produced refined products sold. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 26% from $81.26 for the six months ended June 30, 2010 to $102.16 for the six months ended June 30, 2011.

Gross Refinery Margins

Gross refinery margin per produced barrel increased 122% from $8.43 for the six months ended June 30, 2010 to $18.69 for the six months ended June 30, 2011 due to the effects of an increase in the average sales price we received per barrel of produced refined products sold, partially offset by an increase in the average per barrel price we paid for crude oil and feedstocks. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses

Operating expenses, exclusive of depreciation and amortization, increased 10% from $248.4 million for the six months ended June 30, 2010 to $274.1 million for the six months ended June 30, 2011, due principally to increased payroll and maintenance costs during the current year.

General and Administrative Expenses

General and administrative expenses increased 5% from $33.7 million for the six months ended June 30, 2010 to $35.5 million for the six months ended June 30, 2011, due principally to higher compensation costs and professional fees.

Depreciation and Amortization Expenses

Depreciation and amortization increased 12% from $56.6 million for the six months ended June 30, 2010 to $63.1 million for the six months ended June 30, 2011. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects.

Interest Expense

Interest expense was $31.4 million for the six months ended June 30, 2011 compared to $38.7 million for the six months ended June 30, 2010. The decrease was due principally to interest capitalized on the UNEV Pipeline project. For the six months ended June 30, 2011 and 2010, interest expense included $18.4 million and $18.2 million, respectively, in interest costs attributable to HEP operations.

Merger Transaction Costs

For the six months ended June 30, 2011, we recognized merger transaction costs of $6 million that relate to legal, advisory and other professional fees attributable to our merger with Frontier.

Income Taxes

For the six months ended June 30, 2011 we recorded income tax expense of $161 million compared to $23 million for the six months ended June 30, 2010. This increase was due principally to significantly higher pre-tax earnings during the six months ended June 30, 2011 compared to the same period of 2010. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.5% and 31.7% for the six months ended June 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement

On July 1, 2011, we entered into a $1 billion senior secured credit agreement (the “HollyFrontier Credit Agreement”) with Union Bank, N.A. as administrative agent and BNP Paribas as syndication agent, and certain lenders from time to time thereto, and terminated our previous credit agreement discussed below. The HollyFrontier Credit Agreement matures in July 2016 and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes.

At June 30, 2011, we had a $400 million senior secured credit agreement expiring in March 2013 with Bank of America, N.A. as administrative agent and one of a syndicate of lenders. We were in compliance with all covenants at June 30, 2011. At June 30, 2011, we had no outstanding borrowings and outstanding letters of credit totaling $76.8 million. At that level of usage, the unused commitment was $323.2 million.

If any particular lender could not honor its commitment under the HollyFrontier Credit Agreement, we believe the unused capacity that would be available from the remaining lenders would be sufficient to meet our borrowing needs. Additionally, we have reviewed publicly available information on our lenders in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the HollyFrontier Credit Agreement. We have not experienced, nor do we expect to experience, any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, we believe there would be alternative lenders or options available.

HEP Credit Agreement

HEP has a $275 million senior secured revolving Credit Agreement (the “HEP Credit Agreement”) that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. In February 2011, HEP amended its previous credit agreement (expiring in August 2011), extending the expiration date and reducing the size of the credit facility from $300 million to $275 million. The size was reduced based on management’s review of past and forecasted utilization of the facility. The HEP Credit Agreement expires in February 2016; however, in the event that the 6.25% HEP Senior Notes (discussed later) are not repurchased, refinanced, extended or repaid prior to September 1, 2014, the HEP Credit Agreement will expire on that date. At June 30, 2011, HEP had outstanding borrowings totaling $186 million under the HEP Credit Agreement, with unused borrowing capacity of $89 million.

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

HollyFrontier Senior Notes Due 2017

Our $300 million 9.875% senior notes (the “HollyFrontier 9.875% Senior Notes”) mature in June 2017 and are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the HollyFrontier 9.875% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the HollyFrontier 9.875% Senior Notes.

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

HollyFrontier Financing Obligation

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

Liquidity

We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities will provide sufficient resources to fund currently planned capital projects (including legacy Frontier projects not discussed below) and our liquidity needs for the foreseeable future. In addition, components of our growth strategy may include construction of new refinery processing units and the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. Our ability to acquire complementary assets will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control.

We began the third quarter as a combined company with over $1.3 billion in cash, cash equivalents and marketable securities and a new $1 billion revolving credit facility, significantly enhancing our liquidity position. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings.

During the six months ended June 30, 2011, cash and cash equivalents increased by $197.6 million. Net cash provided by operating activities of $458 million exceeded cash used for investing and financing activities of $255.1 million and $5.3 million, respectively. Working capital increased by $153.8 million during the six months ended June 30, 2011.

Cash Flows - Operating Activities

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net cash flows provided by operating activities were $458 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $38.3 million for the six months ended June 30, 2010, an increase of $419.7 million. Net income for the six months ended June 30, 2011 was $292.8 million, an increase of $243.4 million compared to $49.4 million for the six months ended June 30, 2010. Non-cash adjustments consisting of depreciation and amortization, deferred income taxes, equity-based compensation expense and fair value adjustments to derivative instruments resulted in an increase to operating cash flows of $72.3 million for the six months ended June 30, 2011 compared to $46.5 million for the same period in 2010. Additionally, SLC Pipeline earnings, net of distributions decreased and increased operating cash flows by $0.1 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Changes in working capital items increased cash flows by $105.5 million for the six months ended June 30, 2011 compared to a decrease of $54.2 million for the six months ended June 30, 2010. Additionally, for the six months ended June 30, 2011, turnaround expenditures increased to $19.8 million from $8.7 million in 2010 due primarily to a major maintenance turnaround project at our Tulsa Refinery facilities that was completed in January 2011.

Cash Flows - Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net cash flows used for investing activities were $255.1 million for the six months ended June 30, 2011 compared to $76.5 million for the six months ended June 30, 2010, an increase of $178.6 million. Cash expenditures for properties, plants and equipment for the first six months of 2011 increased to $156.3 million from $76.5 million for the same period in 2010. These include HEP capital expenditures of $22.9 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively. Capital expenditures were significantly higher in the six months ending June 30, 2011 due to construction of the UNEV Pipeline system. During the six months ended June 30, 2011, we invested $9.1 million in Sabine Biofuels, a development stage biodiesel production facility. Also, for the six months ended June 30, 2011, we invested $157.8 million in marketable securities and received proceeds of $68.2 million from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation

Each year our Board of Directors approves in our annual capital budget projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, other or special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. As of June 30, 2011, our total capital budget for 2011 is $142.4 million. Additionally, capital costs of $11.7 million have been approved for refinery turnarounds and tank work. We expect to spend approximately $185 million in capital costs in 2011, including capital projects approved in prior years. Our capital spending for 2011 is comprised of $24 million for projects at the Navajo Refinery, $13 million for projects at the Woods Cross Refinery, $70 million for projects at the Tulsa Refinery, $69 million for our portion of the UNEV Pipeline project, $3 million for asphalt plant projects and $6 million for marketing-related and miscellaneous projects. The following summarizes our key capital projects as of June 30, 2011.

We are proceeding with the integration project of our Tulsa Refinery west and east facilities. Upon completion, the Tulsa Refinery will have an integrated crude processing rate of 125,000 BPSD. The integration project involves the installation of interconnect pipelines that will permit us to transfer various intermediate streams between the two facilities. Currently, we are using an existing third-party line for the transfer of intermediates from the west facility to the east facility under a 10-year agreement. These interconnect lines will allow us to eliminate the sale of gas oil at a discount to WTI under our 5-year gas oil off take agreement with a third party, optimize gasoline blending, increase our utilization of better process technology, improve yields and reduce operating costs. HEP is currently constructing five additional interconnect pipelines and we are currently negotiating terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project. Also, as part of the integration, during the first quarter of 2011 we completed the expansion of the diesel hydrotreating unit at the east facility. This expanded unit will permit the processing of all high sulfur diesel produced to ULSD once the interconnecting pipelines are complete and available to move high sulfur diesel and hydrogen produced in the west facility to the east facility. We are currently planning to complete the integration projects by the end of this summer.

The Tulsa Refinery facilities also will be required to comply with new MSAT2 regulations in order to meet new federal benzene reduction requirements for gasoline. We have decided to primarily use existing equipment at the Tulsa Refinery east facility to split reformate from reformers at both west and east facilities and install a new benzene saturation unit to achieve the required benzene reduction at an estimated cost of $29 million. We will be required to buy benzene credits to get the gasoline pool below 0.62% by volume until this project is complete, as required by law, beginning in 2011. There is an additional requirement to average 1.3% benzene levels on an annual basis beginning in July 2012.

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

The Navajo Refinery currently plans to comply with the new MSAT2 regulations by the fractionation of naphtha by revamping an existing fractionation unit to achieve benzene in gasoline levels below 1.3%. The Navajo Refinery will purchase or use credits generated at the Tulsa Refinery to reduce benzene content to the required 0.62%. Due to our acquisition of the Tulsa Refinery facilities from Sunoco and Sinclair, our Navajo Refinery has until the end of 2011 to comply with the MSAT2 regulations because we no longer qualify for the small refiner’s exemption. Also, we will be installing a new storm water surge tank and upgrading several other processes at the refinery’s Artesia waste water treatment plant. These projects are expected to cost approximately $17 million.

Our Woods Cross Refinery is required to install a wet gas scrubber on its FCC unit by the end of 2012. We estimate the total cost to be $15 million. The MSAT2 solution for the refinery involves revamping its naphtha fractionation unit and installing a benzene saturation unit at an estimated cost of $18 million. These projects will reduce benzene levels in gasoline below the 1.3% annual average level. The Woods Cross Refinery will purchase credits to meet the 0.62% benzene requirement. Like our Navajo Refinery, our Woods Cross Refinery has until the end of 2011 to comply with the MSAT2 regulations.

Under a definitive agreement with Sinclair, we are jointly building the UNEV Pipeline, a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas. Under the agreement, we own a 75% interest in the joint venture pipeline with Sinclair, our joint venture partner, owning the remaining 25% interest. The initial capacity of the pipeline will be 62,000 BPD (based on gasoline equivalents), with the capacity for further expansion to 120,000 BPD. The current total cost of the pipeline project including terminals is expected to be approximately $385 million, with our share of the cost totaling $289 million. This project includes the construction of ethanol blending and storage facilities at the Cedar City terminal. The pipeline is in the final construction phase and is expected to be mechanically complete in the fourth quarter of 2011.

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

As described under our Tulsa Refinery integration project, HEP is currently constructing five interconnecting pipelines between our Tulsa east and west refining facilities. The project is expected to cost approximately $35 million with completion in the late summer of 2011. We are finalizing terms for a long-term agreement with HEP to transfer intermediate products via these pipelines that will commence upon completion of the project.

Additionally, HEP has two expansion projects to provide 60,000 bpd of additional crude pipeline take-away capacity resulting from increased Delaware Basin drilling activity in southeast New Mexico. The first project will increase one of HEP’s existing crude oil trunk lines from 35,000 bpd to 60,000 bpd. This 35-mile pipeline transports crude oil from its gathering system in southeast New Mexico to our New Mexico refining facilities. The scope of the project includes the replacement of 5 miles of existing pipe with larger diameter pipe and the addition of a higher horsepower pump. HEP will commence shortly and is expected to be completed during the first half of 2012. The second project will consist of the reactivation and conversion to crude oil service a 70-mile, 8-inch petroleum products pipeline owned by HEP. Once in service, this pipeline would be capable of transporting up to 35,000 bpd of crude oil from rapidly developing Delaware Basin production in the Carlsbad, New Mexico area to either a third party common carrier pipeline station for transport to major crude oil markets or to our New Mexico refining facilities. The scope of this project is in the process of being finalized. It is anticipated that this project, subject to receipt of acceptable shipper support and board approval, could also be completed during the first half of 2012. These two expansion projects are currently estimated to cost approximately $15 million.

Cash Flows - Financing Activities

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net cash flows used for financing activities were $5.3 million for the six months ended June 30, 2011 compared to net cash flows provided by financing activities of $53.8 million for the six months ended June 30, 2010, a decrease of $59.1 million. During the six months ended June 30, 2011, we paid $0.6 million under our financing obligation to Plains, purchased $3 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, paid $16 million in dividends, received an $16.5 million contribution from our UNEV Pipeline joint venture partner and recognized $1.4 million excess taxes on our equity based compensation. During the six months ended June 30, 2011, HEP received $64 million and repaid $37 million under the HEP Credit Agreement, paid distributions of $25.1 million to noncontrolling interests, incurred $3.3 million in deferred financing costs and purchased $1.4 million in HEP common units in the open market for recipients of its restricted unit grants. During the six months ended June 30, 2010, we received and repaid $310 million in advances under the HollyFrontier Credit Agreement, paid $0.4 million under our financing obligation to Plains, paid $15.9 million in dividends, purchased $1.3 million in common stock from employees to provide funds for the payment of payroll and income taxes due upon the vesting of certain share-based incentive awards, received a $5 million contribution from our UNEV Pipeline joint venture partner and recognized $1.3 million in excess tax expense on our equity based compensation. During the six months ended June 30, 2010, HEP received $147.5 million in net proceeds upon the issuance of the HEP 8.25% Senior Notes, received $39 million and repaid $90 million under the HEP Credit Agreement, paid distributions of $23.9 million to noncontrolling interests and purchased $2.3 million in HEP common units in the open market for recipients of its restricted unit grants. Additionally, $2.7 million in deferred financing costs were incurred in connection with the issuance of the HEP 8.25% Senior Notes in March 2010 and an amendment to the HollyFrontier Credit Agreement.

Contractual Obligations and Commitments

HollyFrontier Corporation

There were no significant changes to our contractual obligations during the six months ended June 30, 2011.

HEP

During the six months ended June 30, 2011, HEP received net advances of $27 million resulting in $186 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2011.

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

As of June 30, 2011, we have outstanding commodity price swap contracts serving as economic hedges to protect the value of temporary inventory builds of 210,000 barrels against price volatility and to lock in the spread between WTS and WTI crude oil with respect to forecasted purchases of 3.5 million barrels of crude oil. These contracts are measured quarterly at fair value with offsetting adjustments (gains / losses) recorded directly to cost of products sold.

Interest Rate Risk Management

HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2011, HEP has an interest rate swap that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million HEP Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 2.50%, which equaled an effective interest rate of 6.24% as of June 30, 2011. This interest rate swap contract has been designated as a cash flow hedge and matures in February 2013.

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

The following table presents balance sheet locations and related fair values of outstanding derivative instruments.

Derivative Instruments	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(Dollars in thousands)
June 30, 2011

Derivative designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$8,472	Accumulated other comprehensive loss	$8,472

Derivatives not designated as hedging instruments:

Variable-to-fixed commodity price swap contracts (various inventory positions)	Prepayments and other current assets	$7,958	Cost of products sold (decrease)	$7,958

Fixed/variable-to-variable/fixed commodity price contracts (various inventory positions)	Accrued liabilities	$1,300	Cost of products sold (increase)	$1,300

December 31, 2010

Derivatives designated as cash flow hedging instruments:

Variable-to-fixed commodity price swap contracts (forecasted volumes of natural gas purchases)	Accrued liabilities	$38	Accumulated other comprehensive loss	$38

Variable-to-fixed interest rate swap contract ($155 million LIBOR based debt interest payments)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

Derivatives not designated as hedging instruments:

Fixed-to-variable rate swap contracts (various inventory positions)	Accrued liabilities	$497	Cost of products sold (increase)	$497

For the three and six months ended June 30, 2011, maturities and fair value adjustments attributable to our economic hedges resulted in a $3 million decrease and a $0.7 million increase, respectively, to costs of products sold.

For the three and six months ended June 30, 2010, HEP recognized $1.5 million in charges to interest expense as a result of fair value changes to interest rate swap contracts that were settled in the first quarter of 2010.

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

At June 30, 2011, outstanding principal under the HollyFrontier 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes was $300 million, $185 million and $150 million, respectively. For these fixed rate notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. At June 30, 2011, the estimated fair values of the HollyFrontier 9.875% Senior Notes, HEP 6.25% Senior Notes and HEP 8.25% Senior Notes were $333.8 million, $184.1 million and $159.4 million, respectively. We estimate that a hypothetical 10% change in the yield-to-maturity rates applicable to these notes would result in a fair value change to the notes of approximately $12.7 million, $4.3 million and $6.2 million, respectively.

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2011, borrowings outstanding under the HEP Credit Agreement were $186 million. By means of its cash flow hedge, HEP has effectively converted the variable rate on $155 million of outstanding principal to a fixed rate of 6.24%. For the unhedged $31 million portion, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

At June 30, 2011, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income attributable to HollyFrontier stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net income attributable to HollyFrontier stockholders	$192,235	$66,162	$276,929	$38,068
Add income tax provision	111,961	39,654	160,972	22,982
Add interest expense	15,193	21,023	31,397	38,745
Subtract interest income	(657)	(635)	(742)	(694)
Add depreciation and amortization	31,832	28,824	63,140	56,581

EBITDA	$350,564	$155,028	$531,696	$155,682

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average per produced barrel:

Navajo Refinery
Net sales	$126.36	$91.21	$119.35	$89.70
Less cost of products	104.24	82.08	100.30	82.50

Refinery gross margin	$22.12	$9.13	$19.05	$7.20

Woods Cross Refinery
Net sales	$128.02	$96.62	$118.62	$93.15
Less cost of products	99.79	74.26	94.95	74.48

Refinery gross margin	$28.23	$22.36	$23.67	$18.67

Tulsa Refinery
Net sales	$129.11	$90.93	$122.65	$88.74
Less cost of products	109.94	81.32	105.53	82.05

Refinery gross margin	$19.17	$9.61	$17.12	$6.69

Consolidated
Net sales	$127.87	$91.75	$120.85	$89.69
Less cost of products	106.45	80.74	102.16	81.26

Refinery gross margin	$21.42	$11.01	$18.69	$8.43

Net Operating Margin

Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. Net operating margin for each of our refineries and for our three refineries on a consolidated basis is calculated as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average per produced barrel:

Navajo Refinery
Refinery gross margin	$22.12	$9.13	$19.05	$7.20
Less refinery operating expenses	5.17	4.61	5.71	4.88

Net operating margin	$16.95	$4.52	$13.34	$2.32

Woods Cross Refinery
Refinery gross margin	$28.23	$22.36	$23.67	$18.67
Less refinery operating expenses	6.16	5.30	6.29	5.74

Net operating margin	$22.07	$17.06	$17.38	$12.93

Tulsa Refinery
Refinery gross margin	$19.17	$9.61	$17.12	$6.69
Less refinery operating expenses	5.56	4.70	5.76	5.26

Net operating margin	$13.61	$4.91	$11.36	$1.43

Consolidated
Refinery gross margin	$21.42	$11.01	$18.69	$8.43
Less refinery operating expenses	5.48	4.74	5.80	5.17

Net operating margin	$15.94	$6.27	$12.89	$3.26

Below are reconciliations to our Consolidated Statements of Income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average sales price per produced barrel sold	$126.36	$91.21	$119.35	$89.70
Times sales of produced refined products sold (BPD)	94,340	93,040	87,130	90,000
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$1,084,793	$772,242	$1,882,213	$1,461,213

Woods Cross Refinery
Average sales price per produced barrel sold	$128.02	$96.62	$118.62	$93.15
Times sales of produced refined products sold (BPD)	27,600	29,070	27,130	28,620
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$321,535	$255,596	$582,487	$482,537

Tulsa Refinery
Average sales price per produced barrel sold	$129.11	$90.93	$122.65	$88.74
Times sales of produced refined products sold (BPD)	112,710	111,880	106,400	105,360
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$1,324,231	$925,766	$2,362,043	$1,692,286

Sum of refined product sales from produced products sold from our three refineries (1)	$2,730,559	$1,953,604	$4,826,743	$3,636,036
Add refined product sales from purchased products and rounding (2)	63,038	27,296	138,659	68,680

Total refined product sales	2,793,597	1,980,900	4,965,402	3,704,716
Add direct sales of excess crude oil (3)	138,492	114,155	273,901	249,017
Add other refining segment revenue (4)	21,137	42,306	29,015	50,801

Total refining segment revenue	2,953,226	2,137,361	5,268,318	4,004,534
Add HEP segment sales and other revenues	50,940	45,483	95,945	86,172
Add corporate and other revenues	153	150	801	217
Subtract consolidations and eliminations	(37,186)	(37,134)	(71,346)	(70,773)

Sales and other revenues	$2,967,133	$2,145,860	$5,293,718	$4,020,150

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.
(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.
(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.
(4)	Other refining segment revenue includes the revenues associated with NK Asphalt and revenue derived from feedstock and sulfur credit sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per barrel amounts)

Average sales price per produced barrel sold	$127.87	$91.75	$120.85	$89.69
Times sales of produced refined products sold (BPD)	234,650	233,990	220,660	223,980
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$2,730,559	$1,953,604	$4,826,743	$3,636,036

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average cost of products per produced barrel sold	$104.24	$82.08	$100.30	$82.50
Times sales of produced refined products sold (BPD)	94,340	93,040	87,130	90,000
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$894,894	$694,942	$1,581,784	$1,343,925

Woods Cross Refinery
Average cost of products per produced barrel sold	$99.79	$74.26	$94.95	$74.48
Times sales of produced refined products sold (BPD)	27,600	29,070	27,130	28,620
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$250,633	$196,445	$466,255	$385,823

Tulsa Refinery
Average cost of products per produced barrel sold	$109.94	$81.32	$105.53	$82.05
Times sales of produced refined products sold (BPD)	112,710	111,880	106,400	105,360
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$1,127,612	$827,925	$2,032,339	$1,564,707

Sum of cost of products for produced products sold from our three refineries (1)	$2,273,139	$1,719,312	$4,080,378	$3,294,455
Add refined product costs from purchased products sold and rounding (2)	64,110	27,827	139,583	69,329

Total refined cost of products sold	2,337,249	1,747,139	4,219,961	3,363,784
Add crude oil cost of direct sales of excess crude oil (3)	135,981	112,885	268,861	246,552
Add other refining segment cost of products sold (4)	10,205	24,738	12,539	30,859

Total refining segment cost of products sold	2,483,435	1,884,762	4,501,361	3,641,195
Subtract consolidations and eliminations	(36,340)	(36,550)	(69,649)	(69,119)

Costs of products sold (exclusive of depreciation and amortization)	$2,447,095	$1,848,212	$4,431,712	$3,572,076

(1)	The above calculations of cost of products for produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.
(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.
(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.
(4)	Other refining segment cost of products sold includes the cost of products for NK Asphalt and costs attributable to feedstock and sulfur credit sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per barrel amounts)

Average cost of products per produced barrel sold	$106.45	$80.74	$102.16	$81.26
Times sales of produced refined products sold (BPD)	234,650	233,990	220,660	223,980
Times number of days in period	91	91	181	181

Cost of products for produced products sold	$2,273,139	$1,719,312	$4,080,378	$3,294,455

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Average refinery operating expenses per produced barrel sold	$5.17	$4.61	$5.71	$4.88
Times sales of produced refined products sold (BPD)	94,340	93,040	87,130	90,000
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$44,384	$39,031	$90,050	$79,495

Woods Cross Refinery
Average refinery operating expenses per produced barrel sold	$6.16	$5.30	$6.29	$5.74
Times sales of produced refined products sold (BPD)	27,600	29,070	27,130	28,620
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$15,471	$14,020	$30,887	$29,734

Tulsa Refinery
Average refinery operating expenses per produced barrel sold	$5.56	$4.70	$5.76	$5.26
Times sales of produced refined products sold (BPD)	112,710	111,880	106,400	105,360
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$57,027	$47,851	$110,928	$100,309

Sum of refinery operating expenses per produced products sold from our three refineries (1)	$116,882	$100,902	$231,865	$209,538
Add other refining segment operating expenses and rounding (2)	8,399	6,549	15,495	12,507

Total refining segment operating expenses	125,281	107,451	247,360	222,045
Add HEP segment operating expenses	14,366	13,495	27,162	26,555
Add corporate and other costs	(168)	12	(174)	18
Subtract consolidations and eliminations	(134)	(127)	(260)	(243)

Operating expenses (exclusive of depreciation and amortization)	$139,345	$120,831	$274,088	$248,375

(1)	The above calculations of refinery operating expenses from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.
(2)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of NK Asphalt.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per barrel amounts)

Average refinery operating expenses per produced barrel sold	$5.48	$4.74	$5.80	$5.17
Times sales of produced refined products sold (BPD)	234,650	233,990	220,660	223,980
Times number of days in period	91	91	181	181

Refinery operating expenses for produced products sold	$116,882	$100,902	$231,865	$209,538

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per barrel amounts)
Navajo Refinery
Net operating margin per barrel	$16.95	$4.52	$13.34	$2.32
Add average refinery operating expenses per produced barrel	5.17	4.61	5.71	4.88

Refinery gross margin per barrel	22.12	9.13	19.05	7.20
Add average cost of products per produced barrel sold	104.24	82.08	100.30	82.50

Average sales price per produced barrel sold	$126.36	$91.21	$119.35	$89.70
Times sales of produced refined products sold (BPD)	94,340	93,040	87,130	90,000
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$1,084,793	$772,242	$1,882,213	$1,461,213

Woods Cross Refinery
Net operating margin per barrel	$22.07	$17.06	$17.38	$12.93
Add average refinery operating expenses per produced barrel	6.16	5.30	6.29	5.74

Refinery gross margin per barrel	28.23	22.36	23.67	18.67
Add average cost of products per produced barrel sold	99.79	74.26	94.95	74.48

Average sales price per produced barrel sold	$128.02	$96.62	$118.62	$93.15
Times sales of produced refined products sold (BPD)	27,600	29,070	27,130	28,620
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$321,535	$255,596	$582,487	$482,537

Tulsa Refinery
Net operating margin per barrel	$13.61	$4.91	$11.36	$1.43
Add average refinery operating expenses per produced barrel	5.56	4.70	5.76	5.26

Refinery gross margin per barrel	19.17	9.61	17.12	6.69
Add average cost of products per produced barrel sold	109.94	81.32	105.53	82.05

Average sales price per produced barrel sold	$129.11	$90.93	$122.65	$88.74
Times sales of produced refined products sold (BPD)	112,710	111,880	106,400	105,360
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$1,324,231	$925,766	$2,362,043	$1,692,286

Sum of refined product sales from produced products sold from our three refineries (1)	$2,730,559	$1,953,604	$4,826,743	$3,636,036
Add refined product sales from purchased products and rounding (2)	63,038	27,296	138,659	68,680

Total refined product sales	2,793,597	1,980,900	4,965,402	3,704,716
Add direct sales of excess crude oil (3)	138,492	114,155	273,901	249,017
Add other refining segment revenue (4)	21,137	42,306	29,015	50,801

Total refining segment revenue	2,953,226	2,137,361	5,268,318	4,004,534
Add HEP segment sales and other revenues	50,940	45,483	95,945	86,172
Add corporate and other revenues	153	150	801	217
Subtract consolidations and eliminations	(37,186)	(37,134)	(71,346)	(70,773)

Sales and other revenues	$2,967,133	$2,145,860	$5,293,718	$4,020,150

(1)	The above calculations of refined product sales from produced products sold can also be computed on a consolidated basis. These amounts may not calculate exactly due to rounding of reported numbers.
(2)	We purchase finished products when opportunities arise that provide a profit on the sale of such products or to meet delivery commitments.
(3)	We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.
(4)	Other refining segment revenue includes the revenues associated with NK Asphalt and revenue derived from feedstock and sulfur credit sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per barrel amounts)

Net operating margin per barrel	$15.94	$6.27	$12.89	$3.26
Add average refinery operating expenses per produced barrel	5.48	4.74	5.80	5.17

Refinery gross margin per barrel	21.42	11.01	18.69	8.43
Add average cost of products per produced barrel sold	106.45	80.74	102.16	81.26

Average sales price per produced barrel sold	$127.87	$91.75	$120.85	$89.69
Times sales of produced refined products sold (BPD)	234,650	233,990	220,660	223,980
Times number of days in period	91	91	181	181

Refined product sales from produced products sold	$2,730,559	$1,953,604	$4,826,743	$3,636,036

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Navajo Tank Fire

On March 2, 2010, a tank caught fire while under construction. At the time of the incident, four individuals were working on top of the tank. These individuals were all employees of a third-party contractor who was placing insulation on the tank. Two individuals sustained injuries and two individuals died as a result of the incident. Two wrongful death lawsuits and two personal injury lawsuits seeking damages, including punitive damages, were filed on behalf of the estates of the two deceased workers and on behalf of the two survivors in state court in Dallas County, Texas (two lawsuits) and state court in Eddy County, New Mexico (two lawsuits). A confidential settlement has been reached in the two Texas cases, and the Texas cases were dismissed on August 4, 2011. One of the cases in New Mexico is set for trial in March of 2012. The other case is not set for trial. At the date of this report, it is not possible to predict the percentage of fault that may be attributed to Navajo, though fault can be expected. This matter is being reported due to the serious nature of the injuries and potential verdicts. Because of our insurance coverage, the total cost to the Company for these cases is not expected to be material.

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

OSHA conducted an inspection of our Tulsa Refinery west facility from January 20, 2010 through June 9, 2010. On July 12, 2010, OSHA issued a citation, alleging 10 serious violations of various safety standards, including the PSM standard. OSHA proposed penalties totaling $57,150. HRM-Tulsa filed a notice of contest, and challenged each citation item. The matter has been assigned to Judge Patrick B. Augustine. Discovery is in progress. The parties met to discuss settlement options on July 7, 2011. Although they were unable to reach an agreement at the meeting, the parties have continued to engage in settlement discussions. If a settlement cannot be reached, the hearing in this matter is scheduled to begin on October 25, 2011.

OSHA began the NEP inspection of our Tulsa Refinery west facility on September 14, 2010. On March 14, 2011, OSHA issued a citation alleging 15 serious violations of federal workplace standards. OSHA proposed penalties totaling $62,500. On April 4, 2011 a settlement was reached that was favorable to HRM-Tulsa and the penalty was reduced to $31,750.

On March 28, 2011, OSHA issued a serious citation to HRM-Tulsa with respect to the Tulsa west facility, alleging one facility siting and two housekeeping violations, which stemmed from its investigation of an employee complaint that it received during the NEP inspection. OSHA proposed penalties of $6,275. HRM Tulsa engaged in informal settlement negotiations with OSHA, but was unable to reach a resolution and filed its notice of contest, challenging each citation item, on April 15, 2011. Discovery is underway. Judge John H. Schumacher is presiding over this matter, and he has scheduled the hearing to commence January 10, 2012.

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

Clean Air Act Notice of Violation — Tulsa Refinery East and West Facilities

HRM Tulsa received a notification from the ODEQ that the agency intends to seek a fine of $192,500 for alleged violations of the Clean Air Act at the Tulsa Refinery West Facility. The ODEQ’s primary area of concern is the number of valves that the facility has classed as “Difficult to Monitor.” The agency maintains that no more than 3% of valves can be so designated. HRM Tulsa interprets the applicable regulation as instead only imposing the 3% cap on new units. The parties have asked for a formal regulatory interpretation from the Environmental Protection Agency to assist them in resolving the dispute. HRM Tulsa believes that even if the ODEQ’s interpretation is correct, the proposed fine is excessive. The Company will seek to have the fine reduced. The same notification also disclosed the agency’s intent to seek a separate fine of $17,500 for alleged Clean Air Act violations at the Tulsa Refinery East Facility. These alleged violations include a failure to conduct monthly monitoring of components previously found to be leaking and the discovery of three open ended lines, one of which was alleged to be leaking at the time of discovery. HRM Tulsa is currently in discussions with ODEQ regarding the alleged violations at the East Facility and believes that the proposed fine will be substantially reduced. However, it is not possible at this point to estimate what amount, if any, will ultimately be assessed for any of the foregoing items.

Litigation Related to the Merger with Frontier Oil Corporation

Twelve substantially similar shareholder lawsuits styled as class actions have been filed by alleged Frontier shareholders challenging our proposed “merger of equals” with Frontier and naming as defendants Frontier, its board of directors and, in certain instances, Holly and our then wholly owned subsidiary, North Acquisition, Inc., as aiders and abettors. Further, in the three federal court cases discussed more fully below, we and/or North Acquisition, Inc. also are alleged to have violated Section 14(a) of the Exchange Act of 1934 by soliciting proxies based on an allegedly false and/or misleading proxy statement concerning the proposed merger. To date, such shareholder actions have been filed in Harris County, Texas, Laramie County, Wyoming, the U.S. District Court for the Northern District of Texas, and the U.S. District Court for the Southern District of Texas.

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

In the cases pending in Texas state court, on March 21, 2011, plaintiff in the Walker lawsuit filed an amended petition alleging that Frontier’s current directors also breached their fiduciary duties by failing to disclose material information or making materially inadequate disclosures concerning the proposed merger in the registration statement on Form S-4. On March 25, 2011, the lawsuits pending in the District Court of Harris County, Texas, were consolidated under the style In re: Frontier Oil Corp., Cause No. 2011-11451, and interim class counsel was appointed on April 12, 2011. On May 9, 2011, Holly answered the consolidated amended petition, generally denying the allegations and asserting affirmative defenses. Some limited discovery occurred.

On June 17, 2011, the defendants in the consolidated state court lawsuit reached an agreement-in-principle with the plaintiffs regarding the settlement of that lawsuit. In connection with the settlement, certain additional disclosures were made to Frontier’s shareholders on June 20, 2011. The parties contemplate that the agreement-in-principle will be documented by the parties, that the written agreement will contain customary provisions and further agree that approval of the settlement must, and will, be sought from the court following notice to the shareholders of Frontier and consummation of the merger. In connection with the approval of the settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel will petition the court for an award of attorneys’ fees and expenses to be paid by the defendants. We cannot be certain that the parties will ultimately enter into a written settlement agreement or that the court will approve the settlement even if the parties were to enter into such an agreement. If the court does not approve the settlement, the proposed settlement as contemplated by the agreement-in-principle may be terminated.

The settlement will not affect the amount of merger consideration paid in the merger.

With respect to the federal lawsuits, on June 22, 2011 the United States District Court for the Southern District of Texas granted the plaintiffs’ motion to consolidate the Wilcox and Rhymes cases. In addition to the claims described in general above, these lawsuits also allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act by making untrue statements of material fact and omitting to state material facts necessary to make the statements that were made not misleading in the registration statement on Form S-4. On April 21, 2011, we and our wholly owned subsidiary moved to dismiss the amended class action complaints filed in the Wilcox and Rhymes cases. That motion remains pending.

On May 6, 2011, we also moved to dismiss the original class action complaint filed in the Chiarelli case; our subsidiary was not named as a defendant in that action. Rather than respond to that motion, the plaintiff sought and obtained the court’s permission to file an amended complaint, which was filed on June 29, 2011. On July 29, 2011, the parties filed an agreed motion to stay the Chiarelli case so that the proposed settlement in the consolidated state court action could be considered and resolved by the court in Harris County. That motion was granted on August 4, 2011.

On June 22, 2011, the plaintiffs in the Wilcox and Rhymes cases filed a motion for a temporary restraining order and preliminary injunction to enjoin the proposed merger and to prevent Frontier’s shareholders from voting on the proposed merger at a shareholders meeting on June 28, 2011. After a hearing on June 24, 2011, the court denied the plaintiffs’ motion. The federal lawsuits remain pending.

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

Other

We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows. The legal proceedings included herein are as of June 30, 2011 and, thus, do not include legal proceedings for Frontier since the merger had not been consummated as of June 30, 2011.

Item 6.	Exhibits

The Exhibit Index on page 63 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 8, 2011	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

4.1+	First Supplemental Indenture, dated June 14, 2011, among Holly Corporation, the subsidiary guarantors named therein and U.S. Bank Trust National Association, as trustee, relating to HollyFrontier Corporation’s 9.875% Senior Notes due 2017.

10.1*	Second Amendment to the Holly Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 18, 2011, File No. 1-03876).

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to the Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Constitutes management contract or compensatory plan or arrangement.
**	Furnished electronically herewith.