Form 10-Q
period 2012-03-31
HollyFrontier Corp
filed 2012-05-08
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    __________   to   ____________
Commission File Number 1-3876
 _________________________________________________________________
HOLLYFRONTIER CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware	75-1056913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 N. Harwood, Suite 1300 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
(214) 871-3555
Registrant’s telephone number, including area code
_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report
_________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
206,799,816 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2012.

Table of Content

HOLLYFRONTIER CORPORATION

Table of Content

FORWARD-LOOKING STATEMENTS

References herein to HollyFrontier Corporation (“HollyFrontier”) include HollyFrontier and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to HollyFrontier and its consolidated subsidiaries or to HollyFrontier or an individual subsidiary and not to any other person with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HollyFrontier, unless when used in disclosures of transactions or obligations between HEP and HollyFrontier or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HollyFrontier. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Content

PART I. FINANCIAL INFORMATION

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

"Biodiesel" means a clean alternative fuel produced from renewable biological resources.

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

Table of Content

“Lubricant” or “lube” means a solvent neutral paraffinic product used in passenger and commercial vehicle engine oils, specialty products for metal working or heat transfer and other industrial applications.

"MSAT2" means Control of Hazardous Air Pollutants from Mobile Sources, a rule issued by the U.S. Environmental Protection Agency to reduce hazardous emissions from motor vehicles and motor vehicle fuels.

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

"WCS" means Western Canada Select crude oil and is made up of Canadian heavy conventional and bitumen crude oils blended with sweet synthetic and condensate diluents.

"WTI" means West Texas Intermediate and is a grade of crude oil used as a common benchmark in oil pricing. WTI is a sweet crude oil and has a relatively low density.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	As Adjusted (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $12,402 and $3,269, respectively)	$1,659,550	$1,578,904
Marketable securities	241,929	211,639
Accounts receivable: Product and transportation (HEP: $34,784 and $34,071, respectively)	676,839	703,691
Crude oil resales	56,308	5,166
	733,147	708,857
Inventories: Crude oil and refined products	1,288,591	1,052,084
Materials and supplies (HEP: $1,483 and $1,483, respectively)	56,564	62,535
	1,345,155	1,114,619
Income taxes receivable	93,648	87,277
Prepayments and other (HEP: $920 and $1,161, respectively)	54,172	219,450
Total current assets	4,127,601	3,920,746

Properties, plants and equipment, at cost (HEP: $686,131 and $679,852, respectively)	3,693,550	3,631,787
Less accumulated depreciation (HEP: $(98,900) and $(89,609), respectively)	(622,337)	(578,882)
	3,071,213	3,052,905
Marketable securities (long-term)	26,057	50,067
Other assets: Turnaround costs	64,175	57,060
Goodwill (HEP: $288,991 and $288,991, respectively)	2,334,530	2,336,510
Intangibles and other (HEP: $75,597 and $75,902, respectively)	162,174	158,955
	2,560,879	2,552,525
Total assets	$9,785,750	$9,576,243

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $12,593 and $11,406, respectively)	$1,641,107	$1,504,694
Income taxes payable	152,212	40,366
Accrued liabilities (HEP: $8,942 and $16,285, respectively)	126,380	169,940
Deferred income tax liabilities	172,401	175,683
Current portion of long-term debt (HEP: $26,281)	26,281	—
Total current liabilities	2,118,381	1,890,683

Long-term debt (HEP: $597,956 and $598,761, respectively)	1,285,761	1,214,742
Deferred income taxes	400,993	463,721
Other long-term liabilities (HEP: $4,636 and $4,000, respectively)	191,036	171,197

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of March 31, 2012 and December 31, 2011	2,560	2,563
Additional capital	3,857,601	3,859,367
Retained earnings	2,080,848	1,964,656
Accumulated other comprehensive income (loss)	(17,421)	77,873
Common stock held in treasury, at cost – 48,140,292 and 46,630,220 shares as of March 31, 2012 and December 31, 2011, respectively	(759,275)	(700,449)
Total HollyFrontier stockholders’ equity	5,164,313	5,204,010
Noncontrolling interest	625,266	631,890
Total equity	5,789,579	5,835,900
Total liabilities and equity	$9,785,750	$9,576,243

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2012 and December 31, 2011. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Sales and other revenues	$4,931,738	$2,326,585
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,186,917	1,984,617
Operating expenses (exclusive of depreciation and amortization)	241,627	134,743
General and administrative expenses (exclusive of depreciation and amortization)	27,528	16,818
Depreciation and amortization	56,102	31,308
Total operating costs and expenses	4,512,174	2,167,486
Income from operations	419,564	159,099
Other income (expense):
Earnings of equity method investments	717	740
Interest income	460	85
Interest expense	(33,315)	(16,204)
Merger transaction costs	—	(3,698)
	(32,138)	(19,077)
Income before income taxes	387,426	140,022
Income tax provision:
Current	142,870	49,489
Deferred	(2,464)	(478)
	140,406	49,011
Net income	247,020	91,011
Less net income attributable to noncontrolling interest	5,324	6,317
Net income attributable to HollyFrontier stockholders	$241,696	$84,694
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.16	$0.79
Diluted	$1.16	$0.79
Cash dividends declared per common share	$0.60	$0.075
Average number of common shares outstanding:
Basic	208,531	106,614
Diluted	209,138	107,266

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$247,020	$91,011
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain on available-for-sale securities	305	142
Reclassification adjustment to net income on sale or maturity of marketable securities	(117)	—
Net unrealized gain on available-for-sale securities	188	142
Hedging instruments:
Change in fair value of cash flow hedging instruments	(140,473)	1,321
Reclassification adjustment to net income on settlement of cash flow hedging instruments	(16,416)	—
Amortization of unrealized loss attributable to discontinued cash flow hedge	1,274	—
Net unrealized gain (loss) on hedging instruments	(155,615)	1,321
Other comprehensive income (loss) before income taxes	(155,427)	1,463
Income tax expense (benefit)	(60,670)	242
Other comprehensive income (loss)	(94,757)	1,221
Total comprehensive income	152,263	92,232
Less noncontrolling interest in comprehensive income	5,861	7,159
Comprehensive income attributable to HollyFrontier stockholders	$146,402	$85,073

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
		As Adjusted (See Note 2)
Cash flows from operating activities:
Net income	$247,020	$91,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,102	31,308
Earnings of equity method investments, net of distributions	34	(365)
Deferred income taxes	(2,464)	(478)
Equity-based compensation expense	9,485	1,754
Change in fair value – derivative instruments	12,122	1,092
(Increase) decrease in current assets:
Accounts receivable	(25,247)	(69,352)
Inventories	(230,536)	(73,089)
Income taxes receivable	365	48,992
Prepayments and other	(1,831)	6,978
Increase (decrease) in current liabilities:
Accounts payable	124,235	91,259
Income taxes payable	111,846	—
Accrued liabilities	(46,358)	14,155
Turnaround expenditures	(21,762)	(16,924)
Other, net	20,894	4,201
Net cash provided by operating activities	253,905	130,542

Cash flows from investing activities:
Additions to properties, plants and equipment	(55,060)	(62,563)
Additions to properties, plants and equipment – HEP	(6,327)	(11,475)
Investment in Sabine Biofuels	(1,200)	—
Purchases of marketable securities	(106,573)	(98,937)
Sales and maturities of marketable securities	100,480	31,925
Net cash used for investing activities	(68,680)	(141,050)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	36,000	30,000
Repayments under credit agreement – HEP	(81,000)	(7,000)
Net proceeds from issuance of senior notes – HEP	294,750	—
Principal tender on senior notes - HEP	(157,761)	—
Purchase of treasury stock	(62,532)	(2,051)
Contribution from joint venture partner	5,500	8,500
Dividends	(126,019)	(7,984)
Distributions to noncontrolling interest	(14,391)	(12,485)
Excess tax benefit from equity-based compensation	3,792	261
Purchase of units for incentive grants – HEP	(1,283)	(399)
Deferred financing costs	(1,123)	(3,044)
Other	(512)	(277)
Net cash provided by (used for) financing activities	(104,579)	5,521

Cash and cash equivalents:
Increase (decrease) for the period	80,646	(4,987)
Beginning of period	1,578,904	229,101
End of period	$1,659,550	$224,114

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,422	$12,602
Income taxes	$27,006	$8

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:	Description of Business and Presentation of Financial Statements

References herein to HollyFrontier Corporation (“HollyFrontier”) include HollyFrontier and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In these financial statements, the words “we,” “our,” “ours” and “us” refer only to HollyFrontier and its consolidated subsidiaries or to HollyFrontier or an individual subsidiary and not to any other person, with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HollyFrontier, unless when used in disclosures or obligations between HEP and HollyFrontier or its other subsidiaries. These financial statements contain certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HollyFrontier. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.

We merged with Frontier Oil Corporation (“Frontier”) effective July 1, 2011. Concurrent with the merger, we changed our name from Holly Corporation (“Holly”) to HollyFrontier and changed the ticker symbol for our common stock traded on the New York Stock Exchange to "HFC" (see Note 2). Accordingly, these financial statements include Frontier, its consolidated subsidiaries and the operations of the merged Frontier businesses effective July 1, 2011, but not prior to this date.

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of March 31, 2012, we:

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

•
owned Ethanol Management Company (“EMC”), a products terminal and blending facility near Denver, Colorado and a 50% interest in Sabine Biofuels II, LLC (“Sabine Biofuels”), a biodiesel production facility located in Port Arthur, Texas; and

•
owned a 42% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.'s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”), a 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2012, the consolidated results of operations and comprehensive income for the three months ended March 31, 2012 and 2011 and consolidated cash flows for the three months ended March 31, 2012 and 2011 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 that has been filed with the SEC.

Our results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2012.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.5 million at March 31, 2012 and December 31, 2011.

Inventories: We use the last-in, first-out (“LIFO”) method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Goodwill: Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually, or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2012 there have been no impairments to goodwill.

New Accounting Pronouncements

Presentation of Comprehensive Income
Effective January 1, 2012, we adopted the accounting standard update that requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminated the option to present the components of other comprehensive income in the statement of stockholders' equity.

Intangibles — Goodwill and Other: Testing Goodwill for Impairment
Effective January 1, 2012, we adopted the accounting standard update that allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, we no longer are required to calculate the fair value of a reporting unit unless we determine, based on that qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount. The adoption of this accounting standard did not have an impact on our financial condition, results of operations or cash flows.

NOTE 2:	Change in Accounting Principle

At March 31, 2012, we changed our policy of reporting certain same-party accounts receivable and payable amounts in the consolidated balance sheets to reflect a net amount due under contractual netting agreements. Prior to this change, we reported such amounts on a gross basis with a same-party receivable and payable balance presented separately in our balance sheet. GAAP permits a reporting entity to elect a policy of offsetting same-party receivables and payables when such amounts are net settled under legally enforceable contractual setoff provisions. We believe that a net presentation is preferable because it more appropriately presents our economic resources (accounts receivable) and claims against us (accounts payable) and the future cash flows associated with such assets and liabilities. Additionally, we believe a net presentation of such amounts will conform to the predominant practices used by others in our industry. We have applied this change in accounting principle on a retrospective basis and have recast our prior period financial statements.

The following table summarizes the line items affected in our consolidated balance sheet at December 31, 2011:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands)
Accounts receivable: Crude oil resales	$743,544	$5,166	$(738,378)
Total current assets	4,659,124	3,920,746	(738,378)
Total assets	$10,314,621	$9,576,243	$(738,378)

Accounts payable	$2,243,072	$1,504,694	$(738,378)
Total current liabilities	2,629,061	1,890,683	(738,378)
Total liabilities and equity	$10,314,621	$9,576,243	$(738,378)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table summarizes the line items affected in our consolidated statement of cash flow for the three months ended March 31, 2011:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands)
(Increase) decrease in current assets:
Accounts receivable	$(159,138)	$(69,352)	$89,786

Increase (decrease) in current liabilities:
Accounts payable	$181,045	$91,259	$(89,786)

At March 31, 2012, our accounts payable balance is presented net of $890.9 million in crude oil receivables subject to contractual setoff provisions. There was no cumulative impact to retained earnings since this change in accounting principle did not affect earnings.

NOTE 3:	Holly-Frontier Merger

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

The following table summarizes our fair value estimates of the Frontier assets and liabilities recognized upon our merger on July 1, 2011:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

(in millions)

Cash and cash equivalents	$872.7
Accounts receivable	737.9
Inventories	657.4
Properties, plants and equipment	1,054.8
Goodwill	2,252.0
Income taxes receivable	44.5
Other assets	32.9
Accounts payable	(1,076.7)
Accrued liabilities	(40.7)
Long-term debt	(370.6)
Other long-term liabilities	(104.4)
Deferred income taxes	(354.6)
Net tangible and intangible assets acquired and liabilities assumed	$3,705.2

Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011. Assuming the merger had been consummated on January 1, 2011, pro forma revenues, net income and basic and diluted earnings per share are as follows:

Three Months Ended March 31, 2011
(In thousands, except per share amounts)

Sales and other revenues	$4,235,239
Net income attributable to HollyFrontier stockholders	$234,066
Basic earnings per share	$1.12
Diluted earnings per share	$1.11

Adjustments made to derive pro forma net income primarily relate to depreciation and amortization expense to reflect our new basis in the legacy Frontier refining facilities.

NOTE 4:	Holly Energy Partners

HEP, a consolidated VIE, is a publicly held master limited partnership that was formed to acquire, own and operate the petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities that support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. HEP also owns and operates refined product pipelines and terminals, located primarily in Texas, that serve Alon's refinery in Big Spring, Texas.

As of March 31, 2012, we owned a 42% interest in HEP, including the 2% general partner interest. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 19 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the three months ended March 31, 2012. We do not provide financial or equity support through any liquidity arrangements and /or guarantees to HEP.

HEP has outstanding debt under a senior secured revolving credit agreement and its senior notes. With the exception of the assets of HEP Logistics Holdings, L.P., one of our wholly-owned subsidiaries and HEP’s general partner, HEP’s creditors have no recourse

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

to our assets. Any recourse to HEP’s general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 12 for a description of HEP’s debt obligations.

At March 31, 2012, we have an agreement to pledge up to 6,000,000 of our HEP common units to collateralize certain crude oil purchases. These units represent a 21% ownership interest in HEP.

HEP has risk associated with its operations. If a major shipper of HEP were to terminate its contracts or fail to meet desired shipping or throughput levels for an extended period of time, revenue would be reduced and HEP could suffer substantial losses to the extent that a new customer is not found. In the event that HEP incurs a loss, our operating results will reflect HEP’s loss, net of intercompany eliminations, to the extent of our ownership interest in HEP at that point in time.

Legacy Frontier Tankage and Terminal Asset Transaction
On November 9, 2011, HEP acquired from us certain tankage, loading rack and crude receiving assets located at our El Dorado and Cheyenne Refineries.

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2012, these agreements result in minimum annualized payments to HEP of $191.8 million.

Since HEP is a consolidated VIE, our transactions with HEP including fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.

NOTE 5:	Financial Instruments

Our financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, debt and derivative instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Debt consists of outstanding principal under HEP's revolving credit agreement (which approximates fair value as interest rates are reset frequently at current interest rates) and senior notes.

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

The carrying amounts and related estimated fair values of our investments in marketable securities, derivative instruments and the senior notes at March 31, 2012 and December 31, 2011 were as follows:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

		March 31, 2012		December 31, 2011
Financial Instrument	Fair Value Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Investments in marketable securities:
Equity securities	Level 1	$967	$967	$753	$753
Marketable debt securities	Level 2	$267,019	$267,019	$260,953	$260,953

Derivative instruments:
NYMEX futures contracts	Level 1	$8,480	$8,480	$(1,252)	$(1,252)
Commodity price swaps	Level 2	$145,212	$145,212	$144,038	$144,038
Commodity price swaps	Level 3	$(149,278)	$(149,278)	$31,616	$31,616
HEP interest rate swap	Level 2	$873	$873	$(520)	$(520)

Senior notes:
HollyFrontier senior notes	Level 2	$650,497	$699,834	$651,262	$693,979
HEP senior notes	Level 2	$469,237	$494,062	$325,860	$344,350

Level 1 Financial Instruments
Our investments in equity securities and our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input. For the three months ended March 31, 2012, we recorded settlements and mark-to-market adjustments on our Level 1 financial instruments that resulted in a $6.4 million pre-tax increase to earnings.

Level 2 Financial Instruments
Investments in marketable debt securities and derivative instruments consisting of commodity price swaps and HEP's interest rate swap are measured and recorded at fair value using Level 2 inputs. With respect to the commodity price and interest rate swap contracts, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP's interest rate swap. The fair value of the marketable debt securities and senior notes is based on values provided by a third-party bank, which were derived using market quotes for similar type instruments, a Level 2 input. For the three months ended March 31, 2012, we recorded settlements and mark-to-market adjustments on our Level 2 financial instruments that resulted in a $27.4 million pre-tax increase to earnings.

Level 3 Financial Instruments
We have entered into certain commodity price swap contracts related to forecasted sales of diesel and unleaded gasoline for which quoted forward market prices are not readily available. The forward rate used to value these price swaps was derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing differentials, a Level 3 input. At March 31, 2012, we had a pre-tax unrealized loss in accumulated other comprehensive income related to these contracts. For the three months ended March 31, 2012, we recorded settlements, mark-to-market adjustments and hedge ineffectiveness on our Level 3 commodity price swaps that resulted in a $35.5 million pre-tax charge to earnings.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three months ended March 31, 2012:

(in thousands)
Asset balance at January 1, 2012	$31,616
Unrealized losses included in other comprehensive income	(146,769)
Settlements	(34,125)
Liability balance at March 31, 2012	$(149,278)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of approximately $16.0 million.

NOTE 6:	Earnings Per Share

Basic earnings per share is calculated as net income attributable to HollyFrontier stockholders divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from variable restricted and variable performance shares. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income attributable to HollyFrontier stockholders:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)

Earnings attributable to HollyFrontier stockholders	$241,696	$84,694
Average number of shares of common stock outstanding	208,531	106,614
Effect of dilutive variable restricted shares and performance share units	607	652
Average number of shares of common stock outstanding assuming dilution	209,138	107,266
Basic earnings per share	$1.16	$0.79
Diluted earnings per share	$1.16	$0.79

NOTE 7:	Stock-Based Compensation

As of March 31, 2012, we have two principal share-based compensation plans including the Frontier plan that was retained upon the July 1, 2011 merger (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $8.5 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains share-based compensation plans for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plans was $0.9 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock
Under our Long-Term Incentive Compensation Plan, we grant certain officers, other key employees and non-employee directors restricted stock awards with most awards vesting over a period of one to three years. Although ownership of the shares does not transfer to the recipients until after the shares vest, recipients generally have dividend rights on these shares from the date of grant. The vesting for certain key executives is contingent upon certain performance targets being realized. The fair value of each share of restricted stock awarded, including the shares issued to the key executives, is measured based on the market price as of the date of grant and is amortized over the respective vesting period.

A summary of restricted stock activity and changes during the three months ended March 31, 2012 is presented below:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Restricted Stock	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012 (non-vested)	1,122,350	$25.48
Granted	404,577	$33.81
Vesting and transfer of ownership to recipients	(503,327)	$24.24
Outstanding at March 31, 2012 (non-vested)	1,023,600	$29.38	$32,909

The total fair value of restricted stock vested and transferred to recipients during the three months ended March 31, 2012 and 2011 was $12.2 million and $2.6 million, respectively. As of March 31, 2012, there was $20.7 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years. Under the terms of our performance share unit grants, awards are subject to either a "financial performance" or "market performance" criteria.

The fair value of performance share unit awards subject to financial performance criteria is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of March 31, 2012, estimated share payouts for outstanding non-vested performance share unit awards ranged from 150% to 175%.

For the performance share units subject to market performance criteria, performance is calculated as the total shareholder return achieved by HollyFrontier stockholders compared with the average shareholder return achieved by an equally-weighted peer group of independent refining companies over a three-year period. These share unit awards are valued using a Monte Carlo valuation model, which simulates future stock price movements using key inputs including grant date stock prices, expected stock price performance, expected rate of return and volatility of our stock price relative to a peer group over a three-year performance period. These units are payable in stock based on share price performance relative to the defined peer group and can range from zero to 200% of the initial target award.

A summary of performance share unit activity and changes during the three months ended March 31, 2012 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2012 (non-vested)	774,788
Granted	293,559
Vesting and transfer of ownership to recipients	(235,924)
Outstanding at March 31, 2012 (non-vested)	832,423

For the three months ended March 31, 2012, we issued 455,333 shares of our common stock having a fair value of $2.7 million related to vested performance share units having a 193% payout. Based on the weighted-average grant date fair value of $28.18 per share, there was $20.2 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 8:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at March 31, 2012 consisted of cash, cash equivalents and investments in debt securities primarily issued by government and municipal entities. At March 31, 2012, we also held 1,000,000 shares of Connacher Oil and Gas Limited

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

common stock that were received as partial consideration upon the sale of our Montana refinery in 2006.

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

The following is a summary of our available-for-sale securities:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value (Net Carrying Amount)
	(In thousands)
March 31, 2012
Marketable debt securities (state and political subdivisions)	$266,971	$48	$267,019
Equity securities	610	357	967
Total marketable securities	$267,581	$405	$267,986
December 31, 2011
Marketable debt securities (state and political subdivisions)	$260,879	$74	$260,953
Equity securities	$610	$143	$753
Total marketable securities	$261,489	$217	$261,706

For the three months ended March 31, 2012, we invested $106.6 million in marketable debt securities and received a total of $100.5 million from sales and maturities of marketable debt securities.

NOTE 9:	Inventories

Inventory consists of the following components:

	March 31, 2012	December 31, 2011
	(In thousands)

Crude oil	$571,730	$400,952
Other raw materials and unfinished products(1)	159,854	137,356
Finished products(2)	557,007	513,776
Process chemicals(3)	1,188	1,180
Repairs and maintenance supplies and other	55,376	61,355
Total inventory	$1,345,155	$1,114,619

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

NOTE 10:	Goodwill

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table provides a summary of changes to our goodwill balance by segment for the three months ended March 31, 2012.

	Refining Segment	HEP	Total
	(In thousands)

Balance at January 1, 2012	$2,047,519	$288,991	$2,336,510
Adjustment to goodwill related to Frontier merger	(1,980)	—	(1,980)
Balance at March 31, 2012	$2,045,539	$288,991	$2,334,530

During the three months ended March 31, 2012, we adjusted goodwill upon finalizing certain fair value estimates that primarily relate to income tax receivables and environmental liabilities that were recognized upon our July 1, 2011 merger with Frontier.

NOTE 11:	Environmental

We expensed $14.3 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $63.4 million and $42.2 million at March 31, 2012 and December 31, 2011, respectively, of which $51.1 million and $31.7 million respectively, were classified as other long-term liabilities. These accruals include remediation costs expected to be incurred over an extended period of time. It also includes $15.6 million in environmental liabilities that were assumed upon our merger with Frontier.

NOTE 12:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement (the “HollyFrontier Credit Agreement”) with Union Bank, N.A. as administrative agent and BNP Paribas as syndication agent, and certain lenders from time to time party thereto. The HollyFrontier Credit Agreement matures in July 2016 and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries.

We were in compliance with all covenants at March 31, 2012. At March 31, 2012, we had no outstanding borrowings and outstanding letters of credit totaled $28.5 million under the HollyFrontier Credit Agreement. At that level of usage, the unused commitment was $971.5 million at March 31, 2012.

HEP Credit Agreement
HEP has a $375 million senior secured revolving credit facility (the “HEP Credit Agreement”), with an outstanding balance of $155 million at March 31, 2012, that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $30 million sub-limit. In February 2012, HEP amended its previous credit agreement, increasing the size of the credit facility from $275 million to $375 million. The HEP Credit Agreement expires in February 2016.

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

HollyFrontier Senior Notes
Our senior notes consist of the following:

•	9.875% Senior Notes ($291.8 million principal amount maturing June 2017)

•	6.875% Senior Notes ($150 million principal amount maturing November 2018)

•	8.5% Senior Notes ($200 million principal amount maturing September 2016)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

HollyFrontier Financing Obligation
In October 2009, we sold approximately 400,000 barrels of crude oil tankage at our Tulsa West facility as well as certain crude oil pipeline receiving facilities to an affiliate of Plains All American Pipeline, L.P. (“Plains”) for $40.0 million in cash. In connection with this transaction, we entered into a 15-year lease agreement with Plains, whereby we agreed to pay a fixed monthly fee for the exclusive use of this tankage as well as a fee for volumes received at the receiving facilities purchased by Plains. Additionally, we have a margin sharing agreement with Plains under which we will equally share contango profits with Plains for crude oil purchased by them and delivered to our Tulsa West facility for storage. Due to our continuing involvement in these assets, this sale and lease transaction has been accounted for as a financing obligation. As a result, we retained these assets on our books and recorded a liability representing the $40 million in proceeds received.

HEP Senior Notes
HEP’s senior notes consist of the following:

•	6.25% HEP Senior Notes ($27.3 million principal amount outstanding at March 31, 2012 and redeemed in April 2012)

•	6.5% HEP Senior Notes ($300 million principal amount maturing March 2020)

•	8.25% HEP Senior Notes ($150 million principal amount maturing March 2018)

In March 2012, HEP issued $300 million in aggregate principal amount of 6.5% HEP senior notes maturing March 2020. The $294.8 million in net proceeds were used to fund $157.8 million aggregate principal amount of 6.25% Senior Notes tendered pursuant to a cash tender offer and consent solicitation announced in February 2012, to repay $72.9 million in Promissory Notes due to HollyFrontier, related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the HEP Credit Agreement. In April 2012, HEP called for redemption $27.3 million aggregate principal amount of 6.25% Senior Notes that remained outstanding following the cash tender offer and consent solicitation.

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

The carrying amounts of long-term debt are as follows:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	March 31, 2012	December 31, 2011
	(In thousands)
9.875% Senior Notes
Principal	$291,812	$291,812
Unamortized discount	(8,628)	(8,930)
	283,184	282,882
6.875% Senior Notes
Principal	150,000	150,000
Unamortized premium	6,192	6,490
	156,192	156,490
8.5% Senior Notes
Principal	199,985	199,985
Unamortized premium	11,136	11,905
	211,121	211,890
Financing obligation	37,308	37,620

Total HollyFrontier long-term debt	687,805	688,882

	March 31, 2012	December 31, 2011
	(In thousands)

HEP Credit Agreement	155,000	200,000

HEP 6.5% Senior Notes
Principal	300,000	—
Unamortized discount	(5,214)	—
	294,786	—
HEP 6.25% Senior Notes
Principal	27,254	185,000
Unamortized discount	(1,126)	(8,331)
Unamortized premium – designated fair value hedge	153	1,098
	26,281	177,767
HEP 8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,830)	(1,907)
	148,170	148,093
Total HEP debt	624,237	525,860

Less current portion of HEP long-term debt	(26,281)	—

Total HEP long-term debt	597,956	525,860

Total long-term debt	$1,285,761	$1,214,742

We capitalized interest attributable to construction projects of $1.5 million and $3.6 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 13: Derivative Instruments and Hedging Activities

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

As of March 31, 2012, we have outstanding swap contracts serving as cash flow hedges against price risk on forecasted 2012 and 2013 purchases of 13,008,000 barrels of WTI crude oil and forecasted sales of 6,504,000 barrels of ultra-low sulfur diesel and 6,504,000 barrels of conventional unleaded gasoline. In the aggregate, these cash flow hedges effectively hedge our gross margin on forecasted gasoline and diesel sales, totaling 40,000 BPD through the remaining nine months of 2012, plus an additional 14,000 BPD in the fourth quarter of 2012 and 8,000 BPD in the first quarter of 2013. These contracts have been designated as accounting hedges and are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified in the statement of income as the hedging instruments mature. Also on a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

For the three months ended March 31, 2012, we recognized settlements on our hedges of forecasted ultra-low sulfur diesel and unleaded gasoline sales of $34.1 million and hedge ineffectiveness of $0.9 million that were recorded as reductions to revenues. Additionally, we recognized settlements on our hedge of forecasted WTI crude oil purchases of $50.5 million that were recorded as reductions to cost products sold.

We have swap contracts that fix our purchase price on forecasted natural gas purchases (8,800,000 MMBTUs through 2012). These contracts are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to operating expense. Also, we have swap contracts that lock in the spread between WCS and WTI crude oil on forecasted purchases (5,970,000 barrels of crude oil through the end of 2013) and NYMEX futures contracts to lock in prices on forecasted sales and purchases of inventory (2,913,000 barrels and 409,000 barrels, respectively, through 2013). These contracts are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to cost of products sold.

For the three months ended March 31, 2012, maturities and fair value adjustments attributable to our economic hedges resulted in increases of $15.0 million and $1.7 million to cost of products sold and operating expenses, respectively. For the three months ended March 31, 2011, maturities and fair value adjustments attributable to our economic hedges resulted in a $3.7 million increase to costs of products sold.

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2012, HEP has an interest rate swap contract that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155.0 million credit agreement advance. This interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin, currently 2.25%, which equaled an effective interest rate of 3.24% as of March 31, 2012. This swap matures in February 2016 and has been designated as a cash flow hedge. To date, there has been no ineffectiveness on this cash flow hedge.

At March 31, 2012 , HEP had a pre-tax unrealized loss recorded in accumulated other comprehensive income of $5.5 million that relates to its current and previous cash flow hedging instruments. Of this amount, $4.7 million relates to a cash flow hedge terminated in December 2011 and represents the application of hedge accounting prior to termination. This amount will be amortized as a charge to interest expense through February 2013, the remaining term of the terminated swap contract.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Derivative Instruments	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
March 31, 2012
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$174,227	Accumulated other comprehensive income (net unrealized gain)	$16,801
	Accrued liabilities	158,309	Revenues (decrease)	883
	Net asset balance	$15,918		$15,918

Variable-to-fixed interest rate swap contract	Other long-term liabilities	$873	Accumulated other comprehensive income (unrealized loss)	$873

Derivatives not designated as hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$8,480	Cost of products sold (net increase)	$10,055
	Accrued liabilities	19,984	Operating expenses (increase)	1,449
	Net liability balance	$11,504		$11,504

December 31, 2011
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$173,784	Accumulated other comprehensive income (unrealized gain)	$173,338
			Cost of products sold (decrease)	446
		$173,784		$173,784

Variable-to-fixed interest rate swap contract	Other long-term liabilities	$520	Accumulated other comprehensive income (unrealized loss)	$520

Derivatives not designated as hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$1,870	Cost of products sold (decrease)	$1,870
	Accrued liabilities	$1,252	Cost of products sold (increase)	$1,252

At March 31, 2012, there was a pre-tax net unrealized gain of $15.9 million classified in accumulated other comprehensive income that relates to our commodity cash flow hedges and HEP's cash flow hedge of interest. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of approximately $16.6 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments mature over the next twelve-month period.

NOTE 14:	Equity

Changes to equity during the three months ended March 31, 2012 are presented below:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)

Balance at December 31, 2011	$5,204,010	$631,890	$5,835,900
Net income	241,696	5,324	247,020
Other comprehensive income (loss)	(95,294)	537	(94,757)
Dividends	(125,504)	—	(125,504)
Distributions to noncontrolling interest holders	—	(14,391)	(14,391)
Contribution from joint venture partner	—	3,000	3,000
Equity-based compensation, net of tax benefit	12,334	943	13,277
Purchase of HEP units for restricted grants	—	(2,037)	(2,037)
Purchase of treasury stock (1)	(72,929)	—	(72,929)
Balance at March 31, 2012	$5,164,313	$625,266	$5,789,579

(1)	Includes 301,065 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In January 2012, our Board of Directors approved a $350 million stock repurchase program to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. The stock repurchase program may be discontinued at any time by the Board of Directors. As of March 31, 2012, we have repurchased 2,146,347 shares at a cost of $64.2 million under this stock repurchase program, of which $10.4 million settled in April 2012.

During the three months ended March 31, 2012, we withheld shares of our common stock from certain employees in the amount of $8.8 million. These witholdings were made under the terms of restricted stock and performance share unit agreements to provide funds for the payment of payroll and income taxes due at the vesting of restricted and performance shares in the case of officers and employees who elected to have shares withheld from vested amounts in order to pay such taxes.

NOTE 15:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2012
Unrealized gain on available-for-sale securities	$188	$74	$114
Unrealized loss on hedging activities	(155,615)	(60,744)	(94,871)
Other comprehensive loss	(155,427)	(60,670)	(94,757)
Less other comprehensive income attributable to noncontrolling interest	537	—	537
Other comprehensive loss attributable to HollyFrontier stockholders	$(155,964)	$(60,670)	$(95,294)

Three Months Ended March 31, 2011
Unrealized gain on available-for-sale securities	$142	$55	$87
Unrealized gain on hedging activities	1,321	187	1,134
Other comprehensive income	1,463	242	1,221
Less other comprehensive income attributable to noncontrolling interest	841	—	841
Other comprehensive income attributable to HollyFrontier stockholders	$622	$242	$380

The temporary unrealized gain on available-for-sale securities is due to changes in market prices of securities.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	March 31, 2012	December 31, 2011
	(In thousands)

Pension obligation adjustment	$(22,715)	$(22,715)
Retiree medical obligation adjustment	(4,042)	(4,042)
Unrealized gain on available-for-sale securities	248	134
Unrealized gain on hedging activities, net of noncontrolling interest	9,088	104,496
Accumulated other comprehensive income (loss)	$(17,421)	$77,873

NOTE 16:	Retirement Plan

We sponsor a non-contributory defined benefit retirement plan that covers most legacy Holly non-union employees hired prior to January 1, 2007 and union employees hired prior to July 1, 2010. This retirement plan was closed to new entrants effective either January 1, 2007 (for non-union employees) or July 1, 2010 (for union employees). Effective January 1, 2012, no additional benefits will be accrued under this plan for non-union employee participants and effective May 1, 2012, no additional benefits will be accrued for union employee participants, at which time the plan will be fully frozen. There will be a transition benefit over the next three years for active employees who have been transitioned to a new defined contribution plan. Additionally, there will be changes in the employer contribution feature of our defined contribution plan for all employees.

Our funding policy for this defined benefit retirement plan is to make annual contributions of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.

The net periodic pension expense consisted of the following components:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Service cost – benefit earned during the period	$170	$1,267
Interest cost on projected benefit obligations	991	1,281
Expected return on plan assets	(950)	(1,339)
Amortization of prior service cost	17	98
Amortization of net loss	483	533
Estimated effect of curtailment	225	—
Amortization of transition obligation	3,380	—
Net periodic pension expense	$4,316	$1,840

The expected long-term annual rate of return on plan assets is 6.50%. This rate was used in measuring 2012 net periodic benefit costs. We expect to contribute between zero and $20 million to the retirement plan in 2012.

As a result of our merger with Frontier, we have a post-retirement healthcare and other benefits plan that is available to certain eligible employees of the El Dorado Refinery who were hired before certain defined dates and satisfy certain age and service requirements. Under this program, employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare. Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance.

The net periodic benefit expense consisted of the following components:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Three Months Ended March 31, 2012
(In thousands)

Service cost - benefit earned during the period	$475
Interest cost on project benefit obligations	875
Amortization of prior service credit	(550)
Amortization of net loss	75
Net periodic benefit expense	$875

NOTE 17:	Contingencies

We are a party to various litigation and proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

NOTE 18:	Segment Information

Our operations are organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segments are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Consolidations and Eliminations.

The Refining segment represents the operations of the El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and NK Asphalt. Refining activities involve the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Additionally, the Refining segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America. NK Asphalt operates various asphalt terminals in Arizona and New Mexico.

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

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining (1)	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2012
Sales and other revenues	$4,919,731	$63,515	$4,224	$(55,732)	$4,931,738
Depreciation and amortization	$41,532	$9,859	$4,918	$(207)	$56,102
Income (loss) from operations	$415,126	$34,629	$(29,749)	$(442)	$419,564
Capital expenditures	$45,534	$6,327	$9,526	$—	$61,387

Three Months Ended March 31, 2011
Sales and other revenues	$2,315,092	$45,005	$648	$(34,160)	$2,326,585
Depreciation and amortization	$22,983	$7,235	$1,297	$(207)	$31,308
Income (loss) from operations	$152,104	$23,611	$(16,098)	$(518)	$159,099
Capital expenditures	$22,965	$11,475	$39,598	$—	$74,038

March 31, 2012
Cash, cash equivalents and investments in marketable securities	$—	$12,402	$1,915,134	$—	$1,927,536
Total assets	$6,350,079	$998,400	$2,481,873	$(44,602)	$9,785,750
Long-term debt, including current portion	$—	$624,237	$704,126	$(16,321)	$1,312,042

December 31, 2011
Cash, cash equivalents and investments in marketable securities	$—	$3,269	$1,837,341	$—	$1,840,610
Total assets	$6,280,426	$992,408	$2,421,140	$(117,731)	$9,576,243
Long-term debt	$—	$598,761	$705,331	$(89,350)	$1,214,742
(1) The Refining segment reflects the operations of the El Dorado and Cheyenne Refineries beginning July 1, 2011 (date of Holly-Frontier merger).

HEP segment revenues from external customers were $10.7 million and $10.9 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 19:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Additionally, the following financial information does not include condensed consolidating statements of comprehensive income. Our consolidated statements of comprehensive income include an other comprehensive loss of $95.7 million (net of tax) attributable to our Guarantor Restricted Subsidiaries for the three months ended March 31, 2012 and zero for the three months ended March 31, 2011. Other comprehensive income attributable to Non-Guarantor Non-Restricted Subsidiaries was $0.4 million for the three months ended March 31, 2012 and 2011.

Our revaluation of HEP’s assets and liabilities at March 1, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
March 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,637,144	$9,257	$747	$—	$1,647,148	$12,402	$—	$1,659,550
Marketable securities	240,962	967	—	—	241,929	—	—	241,929
Accounts receivable, net	3,200	729,751	1,644	—	734,595	34,784	(36,232)	733,147
Intercompany accounts receivable (payable)	2,792,262	(3,082,558)	290,296	—	—	—	—	—
Inventories	—	1,343,672	—	—	1,343,672	1,483	—	1,345,155
Income taxes receivable	93,644	4	—	—	93,648	—	—	93,648
Prepayments and other	14,665	41,471	1,068	—	57,204	920	(3,952)	54,172
Total current assets	4,781,877	(957,436)	293,755	—	4,118,196	49,589	(40,184)	4,127,601
Properties, plants and equip, net	26,506	2,060,174	403,376	—	2,490,056	587,231	(6,074)	3,071,213
Marketable securities (long-term)	26,057	—	—	—	26,057	—	—	26,057
Investment in subsidiaries	1,490,174	615,641	(242,029)	(1,863,786)	—	—	—	—
Intangibles and other assets	9,775	2,187,868	25,000	(25,000)	2,197,643	364,587	(1,351)	2,560,879
Total assets	$6,334,389	$3,906,247	$480,102	$(1,888,786)	$8,831,952	$1,001,407	$(47,609)	$9,785,750

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,315	$1,631,613	$2,818	$—	$1,664,746	$12,593	$(36,232)	$1,641,107
Income taxes payable	3,659	148,553	—	—	152,212	—	—	152,212
Accrued liabilities	50,889	69,279	1,222	—	121,390	8,942	(3,952)	126,380
Deferred income tax liabilities	188,791	(16,390)	—	—	172,401	—	—	172,401
Current portion of long-term debt	—	—	—	—	—	26,281	—	26,281
Total current liabilities	273,654	1,833,055	4,040	—	2,110,749	47,816	(40,184)	2,118,381
Long-term debt	650,498	53,628	—	—	704,126	597,956	(16,321)	1,285,761
Deferred income tax liabilities	159,952	235,085	1,005	—	396,042	—	4,951	400,993
Other long-term liabilities	142,513	71,383	—	(25,000)	188,896	4,635	(2,495)	191,036
Investment in HEP	—	222,922	—	—	222,922	—	(222,922)	—
Equity – HollyFrontier	5,107,772	1,490,174	475,057	(1,965,231)	5,107,772	351,000	(294,459)	5,164,313
Equity – noncontrolling interest	—	—	—	101,445	101,445	—	523,821	625,266
Total liabilities and equity	$6,334,389	$3,906,247	$480,102	$(1,888,786)	$8,831,952	$1,001,407	$(47,609)	$9,785,750

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
December 31, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,575,891	$(3,358)	$3,102	$—	$1,575,635	$3,269	$—	$1,578,904
Marketable securities	210,886	753	—	—	211,639	—	—	211,639
Accounts receivable, net	8,317	699,056	3,074	—	710,447	34,071	(35,661)	708,857
Intercompany accounts receivable (payable)	3,075,563	(3,374,597)	299,034	—	—	—	—	—
Inventories	—	1,113,136	—	—	1,113,136	1,483	—	1,114,619
Income taxes receivable	87,273	4	—	—	87,277	—	—	87,277
Prepayments and other	19,379	202,428	1,089	—	222,896	1,161	(4,607)	219,450
Total current assets	4,977,309	(1,362,578)	306,299	—	3,921,030	39,984	(40,268)	3,920,746
Properties, plants and equip, net	26,702	2,043,257	398,984	—	2,468,943	590,243	(6,281)	3,052,905
Marketable securities (long-term)	50,067	—	—	—	50,067	—	—	50,067
Investment in subsidiaries	1,160,801	593,118	(240,060)	(1,513,859)	—	—	—	—
Intangibles and other assets	19,329	2,242,197	—	—	2,261,526	364,893	(73,894)	2,552,525
Total assets	$6,234,208	$3,515,994	$465,223	$(1,513,859)	$8,701,566	$995,120	$(120,443)	$9,576,243

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,497	$1,494,453	$10,999	$—	$1,528,949	$11,406	$(35,661)	$1,504,694
Income taxes payable	(109,320)	149,686	—	—	40,366	—	—	40,366
Accrued liabilities	53,390	103,636	1,236	—	158,262	16,285	(4,607)	169,940
Deferred income tax liabilities	192,073	(16,390)	—	—	175,683	—	—	175,683
Total current liabilities	159,640	1,731,385	12,235	—	1,903,260	27,691	(40,268)	1,890,683
Long-term debt	651,261	54,070	—	—	705,331	598,761	(89,350)	1,214,742
Deferred income tax liabilities	162,021	295,893	856	—	458,770	—	4,951	463,721
Other long-term liabilities	116,443	52,892	—	—	169,335	4,000	(2,138)	171,197
Investment in HEP	—	220,953	—	—	220,953	—	(220,953)	—
Equity – HollyFrontier Corporation	5,144,843	1,160,801	452,132	(1,612,933)	5,144,843	364,668	(305,501)	5,204,010
Equity – noncontrolling interest	—	—	—	99,074	99,074	—	532,816	631,890
Total liabilities and equity	$6,234,208	$3,515,994	$465,223	$(1,513,859)	$8,701,566	$995,120	$(120,443)	$9,576,243

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$99	$4,916,794	$4,118	$—	$4,921,011	$63,515	$(52,788)	$4,931,738
Operating costs and expenses:
Cost of products sold	—	4,238,848	—	—	4,238,848	—	(51,931)	4,186,917
Operating expenses	—	221,716	3,056	—	224,772	16,988	(133)	241,627
General and administrative	24,973	516	—	—	25,489	2,039	—	27,528
Depreciation and amortization	1,103	41,811	3,536	—	46,450	9,859	(207)	56,102
Total operating costs and expenses	26,076	4,502,891	6,592	—	4,535,559	28,886	(52,271)	4,512,174
Income (loss) from operations	(25,977)	413,903	(2,474)	—	385,452	34,629	(517)	419,564
Other income (expense):					—
Earnings of equity method investments	424,651	11,204	12,964	(435,969)	12,850	831	(12,964)	717
Interest income (expense)	(14,023)	(456)	199	—	(14,280)	(19,170)	595	(32,855)
	410,628	10,748	13,163	(435,969)	(1,430)	(18,339)	(12,369)	(32,138)
Income before income taxes	384,651	424,651	10,689	(435,969)	384,022	16,290	(12,886)	387,426
Income tax provision	140,331	—	—	—	140,331	75	—	140,406
Net income	244,320	424,651	10,689	(435,969)	243,691	16,215	(12,886)	247,020
Less net income attributable to noncontrolling interest	—	—	—	(629)	(629)	—	5,953	5,324
Net income attributable to HollyFrontier stockholders	$244,320	$424,651	$10,689	$(435,340)	$244,320	$16,215	$(18,839)	$241,696

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$648	$2,315,092	$—	$—	$2,315,740	$45,005	$(34,160)	$2,326,585
Operating costs and expenses:
Cost of products sold	—	2,017,926	—	—	2,017,926	—	(33,309)	1,984,617
Operating expenses	—	121,685	388	—	122,073	12,796	(126)	134,743
General and administrative	15,353	102	—	—	15,455	1,363	—	16,818
Depreciation and amortization	940	23,161	179	—	24,280	7,235	(207)	31,308
Total operating costs and expenses	16,293	2,162,874	567	—	2,179,734	21,394	(33,642)	2,167,486
Income (loss) from operations	(15,645)	152,218	(567)	—	136,006	23,611	(518)	159,099
Other income (expense):
Earnings of equity method investments	158,957	7,563	8,020	(166,520)	8,020	740	(8,020)	740
Interest income (expense)	(6,808)	(824)	13	—	(7,619)	(9,112)	612	(16,119)
Merger transaction costs	(3,698)	—	—	—	(3,698)	—	—	(3,698)
	148,451	6,739	8,033	(166,520)	(3,297)	(8,372)	(7,408)	(19,077)
Income before income taxes	132,806	158,957	7,466	(166,520)	132,709	15,239	(7,926)	140,022
Income tax provision	48,783	—	—	—	48,783	228	—	49,011
Net income	84,023	158,957	7,466	(166,520)	83,926	15,011	(7,926)	91,011
Less net income attributable to noncontrolling interest	—	—	—	(97)	(97)	—	6,414	6,317
Net income attributable to HollyFrontier stockholders	$84,023	$158,957	$7,466	$(166,423)	$84,023	$15,011	$(14,340)	$84,694

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$253,123	$(3,657)	$(8,928)	$240,538	$28,223	$(14,856)	$253,905

Cash flows from investing activities
Additions to properties, plants and equip	(1,019)	(46,114)	(7,927)	(55,060)	—	—	(55,060)
Additions to properties, plants and equip – HEP	—	—	—	—	(6,327)	—	(6,327)
Investment in Sabine Biofuels	—	(1,200)	—	(1,200)	—	—	(1,200)
Purchases of marketable securities	(106,573)	—	—	(106,573)	—	—	(106,573)
Sales and maturities of marketable securities	100,480	—	—	100,480	—	—	100,480
	(7,112)	(47,314)	(7,927)	(62,353)	(6,327)	—	(68,680)
Cash flows from financing activities
Net repayments under credit agreement – HEP	—	—	—	—	(45,000)	—	(45,000)
Repayment of promissory notes	—	72,900	—	72,900	(72,900)	—	—
Net proceeds from issuance of senior notes - HEP	—	—	—	—	294,750	—	294,750
Principal tender on senior notes - HEP	—	—	—	—	(157,761)	—	(157,761)
Purchase of treasury stock	(62,532)	—	—	(62,532)	—	—	(62,532)
Contribution from joint venture partner	—	(9,000)	14,500	5,500	—	—	5,500
Dividends	(126,018)	(1)	—	(126,019)	—	—	(126,019)
Distributions to noncontrolling interest	—	—	—	—	(29,716)	15,325	(14,391)
Excess tax benefit from equity-based compensation	3,792	—	—	3,792	—	—	3,792
Purchase of units for restricted grants - HEP	—	—	—	—	(1,283)	—	(1,283)
Deferred financing costs	—	—	—	—	(1,123)	—	(1,123)
Other	—	(313)	—	(313)	270	(469)	(512)
	(184,758)	63,586	14,500	(106,672)	(12,763)	14,856	(104,579)
Cash and cash equivalents
Increase (decrease) for the period	61,253	12,615	(2,355)	71,513	9,133	—	80,646
Beginning of period	1,575,891	(3,358)	3,102	1,575,635	3,269	—	1,578,904
End of period	$1,637,144	$9,257	$747	$1,647,148	$12,402	$—	$1,659,550

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$51,090	$57,174	$16,776	$125,040	$15,222	$(9,720)	$130,542

Cash flows from investing activities:
Additions to properties, plants and equip	(1,043)	(22,995)	(38,525)	(62,563)	—	—	(62,563)
Additions to properties, plants and equip – HEP	—	—	—	—	(11,475)	—	(11,475)
Purchases of marketable securities	(98,937)	—	—	(98,937)	—	—	(98,937)
Sales and maturities of marketable securities	31,925	—	—	31,925	—	—	31,925
	(68,055)	(22,995)	(38,525)	(129,575)	(11,475)	—	(141,050)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	23,000	—	23,000
Purchase of treasury stock	(2,051)	—	—	(2,051)	—	—	(2,051)
Contribution from joint venture partner	—	(25,500)	34,000	8,500	—	—	8,500
Dividends	(7,984)	—	—	(7,984)	—	—	(7,984)
Distributions to noncontrolling interest	—	—	—	—	(22,205)	9,720	(12,485)
Excess tax benefit from equity-based compensation	261	—	—	261	—	—	261
Purchase of units for restricted grants - HEP	—	—	—	—	(399)	—	(399)
Deferred financing costs	—	—	—	—	(3,044)	—	(3,044)
Other	—	(277)	—	(277)	—	—	(277)
	(9,774)	(25,777)	34,000	(1,551)	(2,648)	9,720	5,521
Cash and cash equivalents
Increase (decrease) for the period:	(26,739)	8,402	12,251	(6,086)	1,099	—	(4,987)
Beginning of period	230,082	(9,035)	7,651	228,698	403	—	229,101
End of period	$203,343	$(633)	$19,902	$222,612	$1,502	$—	$224,114

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. References herein to HollyFrontier Corporation (“HollyFrontier”) include HollyFrontier and its consolidated subsidiaries. In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to HollyFrontier and its consolidated subsidiaries or to HollyFrontier or an individual subsidiary and not to any other person, with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HollyFrontier, unless when used in disclosures or obligations between HEP and HollyFrontier or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HollyFrontier. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.

We merged with Frontier Oil Corporation (“Frontier”) effective July 1, 2011. Accordingly, this document includes Frontier, its consolidated subsidiaries and the operations of the merged Frontier businesses effective July 1, 2011, but not prior to this date.

OVERVIEW

We are principally an independent petroleum refiner that produces high-value refined products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate refineries having a combined crude oil processing capacity of 443,000 barrels per day that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Our refineries are located in El Dorado, Kansas (the “El Dorado Refinery”), Tulsa, Oklahoma (the, “Tulsa Refineries”), which comprise two production facilities, the Tulsa West and East facilities, a petroleum refinery in Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), Cheyenne, Wyoming (the, “Cheyenne Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”).

On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination between us and Frontier. On July 1, 2011, North Acquisition, Inc. a direct wholly-owned subsidiary of Holly merged with and into Frontier, with Frontier surviving as a wholly-owned subsidiary of Holly. Concurrent with the merger, we changed our name to HollyFrontier Corporation and changed the ticker symbol for our common stock traded on the New York Stock Exchange to “HFC.” Subsequent to the merger and following approval by the post-closing board of directors of HollyFrontier, Frontier merged with and into HollyFrontier, with HollyFrontier continuing as the surviving corporation. This merger combined the legacy Frontier refinery operations consisting of the El Dorado and Cheyenne Refineries, with Holly’s legacy refinery operations to form HollyFrontier.

In accordance with the merger agreement, we issued approximately 102.8 million shares of HollyFrontier common stock in exchange for outstanding shares of Frontier common stock to former Frontier stockholders. Based on the July 1, 2011 market closing price of $35.93, the aggregate equity consideration paid in connection with the merger was approximately $3.7 billion.

Sales and other revenues and net income attributable to HollyFrontier stockholders were $4,931.7 million and $2,326.6 million, and $241.7 million and $84.7 million for the three months ended March 31, 2012 and 2011, respectively. Our principal expenses are costs of products sold and operating expenses. Our total operating costs and expenses were $4,512.2 million and $2,167.5 million for the three months ended March 31, 2012 and 2011, respectively.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended March 31,		Change from 2011
	2012	2011 (1)	Change	Percent
	(In thousands, except per share data)

Sales and other revenues	$4,931,738	$2,326,585	$2,605,153	112.0%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,186,917	1,984,617	2,202,300	111.0
Operating expenses (exclusive of depreciation and amortization)	241,627	134,743	106,884	79.3
General and administrative expenses (exclusive of depreciation and amortization)	27,528	16,818	10,710	63.7
Depreciation and amortization	56,102	31,308	24,794	79.2
Total operating costs and expenses	4,512,174	2,167,486	2,344,688	108.2
Income from operations	419,564	159,099	260,465	163.7
Other income (expense):
Equity in earnings of SLC Pipeline	717	740	(23)	(3.1)
Interest income	460	85	375	441.2
Interest expense	(33,315)	(16,204)	(17,111)	105.6
Merger transaction costs	—	(3,698)	3,698	(100.0)
	(32,138)	(19,077)	(13,061)	68.5
Income before income taxes	387,426	140,022	247,404	176.7
Income tax provision	140,406	49,011	91,395	186.5
Net income	247,020	91,011	156,009	171.4
Less net income attributable to noncontrolling interest	5,324	6,317	(993)	(15.7)
Net income attributable to HollyFrontier stockholders	$241,696	$84,694	$157,002	185.4%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.16	$0.79	$0.37	46.8%
Diluted	$1.16	$0.79	$0.37	46.8%
Cash dividends declared per common share	$0.60	$0.075	$0.525	700.0%
Average number of common shares outstanding:
Basic	208,531	106,614	101,917	95.6%
Diluted	209,138	107,266	101,872	95.0%

(1) Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011. Assuming the merger had been consummated on January 1, 2011, pro forma revenues and net income for the three months ended March 31, 2011 are as follows:

Three Months Ended March 31, 2011
(In thousands)

Sales and other revenues	$4,235,239
Net income attributable to HollyFrontier stockholders	$234,066

Balance Sheet Data (Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)

Cash, cash equivalents and investments in marketable securities	$1,927,536	$1,840,610
Working capital	$2,009,220	$2,030,063
Total assets	$9,785,750	$9,576,243
Long-term debt, including current portion	$1,312,042	$1,214,742
Total equity	$5,789,579	$5,835,900

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net cash provided by operating activities	$253,905	$130,542
Net cash used for investing activities	$(68,680)	$(141,050)
Net cash provided by (used for) financing activities	$(104,579)	$5,521
Capital expenditures	$61,387	$74,038
EBITDA (1)	$471,059	$181,132

(1)
Earnings before interest, taxes, depreciation and amortization, which we refer to as "EBITDA", is calculated as net income plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Our operations are organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segment are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Eliminations.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Sales and other revenues
Refining (1)	$4,919,731	$2,315,092
HEP (2)	63,515	45,005
Corporate and Other	4,224	648
Eliminations	(55,732)	(34,160)
Consolidated	$4,931,738	$2,326,585

Operating income (loss)
Refining (1)	$415,126	$152,104
HEP (2)	34,629	23,611
Corporate and Other	(29,749)	(16,098)
Eliminations	(442)	(518)
Consolidated	$419,564	$159,099

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

(2)
The HEP segment involves all of the operations of HEP, which owns and operates logistic assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, HEP owns a 25% interest in the SLC Pipeline that serves refineries in the Salt Lake City, Utah area. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations.

Table of Content

Refining Operating Data (Unaudited)

The following tables set forth information, including non-GAAP performance measures, about our refinery operations. The cost of products and refinery gross margin do not include the effect of depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended March 31,
	2012	2011
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	256,270	105,600
Refinery throughput (BPD) (2)	272,790	106,690
Refinery production (BPD) (3)	268,260	106,160
Sales of produced refined products (BPD)	259,060	100,010
Sales of refined products (BPD) (4)	264,390	100,400
Refinery utilization (5)	98.6%	84.5%

Average per produced barrel (6)
Net sales	$119.99	$115.29
Cost of products (7)	102.20	100.50
Refinery gross margin	17.79	14.79
Refinery operating expenses (8)	4.81	5.98
Net operating margin	$12.98	$8.81
Refinery operating expenses per throughput barrel (9)	$4.57	$5.61

Feedstocks:
Sweet crude oil	70%	97%
Sour crude oil	9%	—%
Heavy sour crude oil	15%	2%
Other feedstocks and blends	6%	1%
Total	100%	100%

Sales of produced refined products:
Gasolines	47%	37%
Diesel fuels	32%	31%
Jet fuels	9%	8%
Asphalt	1%	4%
Lubricants	5%	11%
Gas oil / intermediates	1%	7%
LPG and other	5%	2%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2012	2011
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	81,140	69,980
Refinery throughput (BPD) (2)	90,400	78,930
Refinery production (BPD) (3)	87,060	76,720
Sales of produced refined products (BPD)	87,250	79,840
Sales of refined products (BPD) (4)	93,130	86,700
Refinery utilization (5)	81.1%	70.0%

Average per produced barrel (6)
Net sales	$125.91	$110.99
Cost of products (7)	106.37	95.60
Refinery gross margin	19.54	15.39
Refinery operating expenses (8)	6.67	6.34
Net operating margin	$12.87	$9.05
Refinery operating expenses per throughput barrel (9)	$6.44	$6.42

Feedstocks:
Sweet crude oil	—%	5%
Sour crude oil	81%	73%
Heavy sour crude oil	9%	11%
Other feedstocks and blends	10%	11%
Total	100%	100%

Sales of produced refined products:
Gasolines	54%	51%
Diesel fuels	36%	35%
Jet fuels	—%	1%
Fuel oil	5%	5%
Asphalt	2%	5%
LPG and other	3%	3%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2012	2011
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	70,240	25,770
Refinery throughput (BPD) (2)	78,740	27,900
Refinery production (BPD) (3)	77,200	26,620
Sales of produced refined products (BPD)	76,640	26,650
Sales of refined products (BPD) (4)	79,320	26,740
Refinery utilization (5)	84.6%	83.1%

Average per produced barrel (6)
Net sales	$110.76	$108.77
Cost of products (7)	96.79	89.87
Refinery gross margin	13.97	18.90
Refinery operating expenses (8)	6.57	6.43
Net operating margin	$7.40	$12.47
Refinery operating expenses per throughput barrel (9)	$6.39	$6.14

Feedstocks:
Sweet crude oil	45%	57%
Sour crude oil	2%	—%
Heavy sour crude oil	31%	4%
Black wax crude oil	11%	31%
Other feedstocks and blends	11%	8%
Total	100%	100%

Sales of produced refined products:
Gasolines	56%	61%
Diesel fuels	30%	29%
Jet fuels	1%	2%
Fuel oil	2%	2%
Asphalt	5%	3%
LPG and other	6%	3%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2012	2011
Consolidated
Crude charge (BPD) (1)	407,650	201,350
Refinery throughput (BPD) (2)	441,930	213,520
Refinery production (BPD) (3)	432,520	209,500
Sales of produced refined products (BPD)	422,950	206,500
Sales of refined products (BPD) (4)	436,840	213,840
Refinery utilization (5)	92.0%	78.7%

Average per produced barrel (6)
Net sales	$119.54	$113.28
Cost of products (7)	102.08	97.56
Refinery gross margin	17.46	15.72
Refinery operating expenses (8)	5.51	6.24
Net operating margin	$11.95	$9.48
Refinery operating expenses per throughput barrel (9)	$5.28	$5.98

Feedstocks:
Sweet crude oil	52%	58%
Sour crude oil	22%	27%
Heavy sour crude oil	16%	5%
Black wax crude oil	2%	4%
Other feedstocks and blends	8%	6%
Total	100%	100%

Sales of produced refined products:
Gasolines	50%	45%
Diesel fuels	32%	33%
Jet fuels	6%	4%
Fuel oil	2%	2%
Asphalt	2%	4%
Lubricants	3%	6%
Gas oil / intermediates	—%	3%
LPG and other	5%	3%
Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). As a result of our merger effective July 1, 2011, our consolidated crude capacity increased from 256,000 BPSD to 443,000 BPSD.

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

Table of Content

Results of Operations – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Summary
Net income attributable to HollyFrontier stockholders for the three months ended March 31, 2012 was $241.7 million ($1.16 per basic and diluted share), a $157.0 million increase compared to $84.7 million ($0.79 per basic and diluted share) for the three months ended March 31, 2011. Net income increased due principally to increased operating scale following our July 1, 2011 merger, strong first quarter refining margins, as well as favorable differentials between inland and coastal-sourced crude oils. Refinery gross margins for the three months ended March 31, 2012 increased to $17.46 per produced barrel compared to $15.72 for the three months ended March 31, 2011.

Sales and Other Revenues
Sales and other revenues increased 112% from $2,326.6 million for the three months ended March 31, 2011 to $4,931.7 million for the three months ended March 31, 2012, due principally to $1,895.8 million in revenues attributable to the El Dorado and Cheyenne Refinery operations and the effects of increased refined product sales prices. The average sales price we received per produced barrel sold increased 6% from $113.28 for the three months ended March 31, 2011 to $119.54 for the three months ended March 31, 2012. Sales and other revenues for the three months ended March 31, 2012 and 2011 include $10.7 million and $10.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 111% from $1,984.6 million for the three months ended March 31, 2011 to $4,186.9 million for the three months ended March 31, 2012, due principally to sales volumes attributable to the El Dorado and Cheyenne Refineries and higher crude oil costs. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 5% from $97.56 for the three months ended March 31, 2011 to $102.08 for the three months ended March 31, 2012.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 11% from $15.72 for the three months ended March 31, 2011 to $17.46 for the three months ended March 31, 2012 due to the effects of an increase in the average sales price we received per barrel of produced refined products sold, partially offset by an increase in the average per barrel price we paid for crude oil and feedstocks. This was influenced by favorable differentials between inland and coastal-sourced crude oils. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 79% from $134.7 million for the three months ended March 31, 2011 to $241.6 million for the three months ended March 31, 2012, due principally to the inclusion of the El Dorado and Cheyenne Refinery operations. Also contributing to a much lesser extent were increases to our long-term environmental remediation cost estimates and increased payroll and maintenance costs attributable to the legacy Holly refining operations.

General and Administrative Expenses
General and administrative expenses increased 64% from $16.8 million for the three months ended March 31, 2011 to $27.5 million for the three months ended March 31, 2012, due principally to higher employee benefit and equity-based compensation costs and increased corporate staffing levels as a result of increased operating scale of our recently merged companies.

Depreciation and Amortization Expenses
Depreciation and amortization increased 79% from $31.3 million for the three months ended March 31, 2011 to $56.1 million for the three months ended March 31, 2012. The increase was due principally to depreciation and amortization attributable to the El Dorado and Cheyenne Refinery assets and capitalized improvement projects.

Interest Expense
Interest expense was $33.3 million for the three months ended March 31, 2012 compared to $16.2 million for the three months ended March 31, 2011. This increase reflects interest on the senior notes assumed upon our merger with Frontier. For the three months ended March 31, 2012 and 2011, interest expense included $19.2 million and $9.1 million, respectively, in interest costs attributable to HEP operations.

Table of Content

Merger Transaction Costs
For the three months ended March 31, 2011, we recognized merger transaction costs of $3.7 million related to our merger with Frontier effective July 1, 2011. These costs relate to legal, advisory and other professional fees that were directly attributable to the merger. There were no such costs incurred for the three months ended March 31, 2012.

Income Taxes
For the three months ended March 31, 2012, we recorded income tax expense of $140.4 million compared to $49.0 million for the three months ended March 31, 2011. This increase was due principally to significantly higher pre-tax earnings during the three months ended March 31, 2012 compared to the same period of 2011. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 36.2% and 35.0% for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement (the “HollyFrontier Credit Agreement”) with Union Bank, N.A. as administrative agent and BNP Paribas as syndication agent, and certain lenders from time to time thereto. The HollyFrontier Credit Agreement matures in July 2016 and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries.

We were in compliance with all covenants at March 31, 2012. At March 31, 2012, we had no outstanding borrowings and outstanding letters of credit totaled $28.5 million under the HollyFrontier Credit Agreement. At that level of usage, the unused commitment was $971.5 million at March 31, 2012.

HEP Credit Agreement
HEP has a $375 million senior secured revolving credit facility (the “HEP Credit Agreement”), with an outstanding balance of $155.0 million at March 31, 2012, that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. In February 2012, HEP amended its previous credit agreement increasing the size of the credit facility from $275 million to $375 million. The HEP Credit Agreement expires in February 2016.

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

HollyFrontier Senior Notes
Our senior notes consist of the following:

•	9.875% Senior Notes ($291.8 million principal amount maturing June 2017)

•	6.875% Senior Notes ($150 million principal amount maturing November 2018)

•	8.5% Senior Notes ($200 million principal amount maturing September 2016)

These senior notes (collectively the “HollyFrontier Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the HollyFrontier Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the HollyFrontier Senior Notes.

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

Table of Content

HEP Senior Notes
HEP’s senior notes consist of the following:

•	6.25% Senior Notes ($27.3 million principal amount outstanding at March 31, 2012 and redeemed in April 2012)

•	6.5% Senior Notes ($300 million principal amount maturing March 2020)

•	8.25% Senior Notes ($150 million principal amount maturing March 2018)

In March 2012, HEP issued $300 million in aggregate principal amount of 6.5% HEP senior notes maturing March 2020. The $294.8 million in net proceeds were used to fund $157.8 million aggregate principal amount of 6.25% senior notes tendered pursuant to a cash tender offer and consent solicitation announced in February 2012, to repay $72.9 million in promissory notes due to HollyFrontier, related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the HEP Credit Agreement. In April 2012, HEP called for redemption $27.2 million aggregate principal amount of 6.25% Senior Notes that remained outstanding following the cash tender offer and consent solicitation.

The HEP 6.5% senior notes and 8.25% senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

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

As of March 31, 2012, our cash, cash equivalents and investments in marketable securities totaled $1.9 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings.

In January 2012, our Board of Directors approved a $350 million stock repurchase program to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. The stock repurchase program may be discontinued at any time by the Board of Directors. As of March 31, 2012, we have repurchased 2,146,347 shares at a cost of $64.2 million under this stock repurchase program, of which $10.4 million settled in April 2012.

Cash and cash equivalents increased by $80.6 million for the three months ended March 31, 2012. Net cash provided by operating activities of $253.9 million exceeded cash used for investing and financing activities of $68.7 million and $104.6 million, respectively. Working capital decreased by $20.8 million during the three months ended March 31, 2012.

Cash Flows – Operating Activities

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Net cash flows provided by operating activities were $253.9 million for the three months ended March 31, 2012 compared to $130.5 million for the three months ended March 31, 2011, an increase of $123.4 million. Net income for the three months ended March 31, 2012 was $247.0 million, an increase of $156.0 million compared to $91.0 million for the three months ended March 31, 2011. Non-cash adjustments consisting of depreciation and amortization, deferred income taxes, equity-based compensation

Table of Content

expense and derivative instrument adjustments resulted in an increase to operating cash flows of $75.2 million for the three months ended March 31, 2012 compared to $33.7 million for the same period in 2011. Changes in working capital items decreased cash flows by $67.5 million for the three months ended March 31, 2012 compared to an increase of $18.9 million for the three months ended March 31, 2011. Additionally, for the three months ended March 31, 2012, turnaround expenditures increased to $21.8 million from $16.9 million for the same period of 2011 .

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Net cash flows used for investing activities were $68.7 million for the three months ended March 31, 2012 compared to $141.1 million for the three months ended March 31, 2011, a decrease of $72.4 million. Cash expenditures for properties, plants and equipment for the first three months of 2012 decreased to $61.4 million from $74.0 million for the same period in 2011. These include HEP capital expenditures of $6.3 million and $11.5 million for the three months ended March 31, 2012 and 2011, respectively. Also for the three months ended March 31, 2012 and 2011, we invested $106.6 million and $98.9 million, respectively, in marketable securities and received proceeds of $100.5 million and $31.9 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that our management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2012 is $257.0 million including both sustaining capital and major capital projects. We expect to spend approximately $350.0 million in cash for capital projects in 2012, including projects approved in prior years, and is comprised of $101.0 million at the Tulsa Refineries, $85.0 million at the Woods Cross Refinery, $55.0 million at the El Dorado Refinery, $46.0 million at the Cheyenne Refinery, $38.0 million at the Navajo Refinery, $16.0 million for our portion of the UNEV Pipeline and $9.0 million for miscellaneous projects. In addition, we expect to spend $120.0 million on refinery turnarounds and tank maintenance.

A significant portion of our current capital spending is associated with compliance-oriented capital improvements. This spending is required due to existing consent decrees (for projects including FCC unit flue gas scrubbers and tail gas treatment units), federal fuels regulations (particularly, MSAT2 which mandates a reduction in the benzene content of blended gasoline), refinery waste water treatment improvements and other similar initiatives. Our refinery operations and related emissions are highly regulated at both federal and state levels, and we invest in our facilities as needed to remain in compliance with these standards. Additionally, when faced with new emissions or fuels standards, we seek to execute projects that facilitate compliance and also improve the operating costs and/or yields of associated refining processes.

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

Tulsa Refineries
The most significant newly appropriated capital project for our Tulsa Refineries is conversion of a propane de-asphalt unit to ROSE technology. This project is expected to cost $25.0 million and will increase processing of vacuum tower bottoms, increase the production of bright stock lube, reduce energy consumption, and allow the shutdown of a low-pressure steam boiler. Projects still underway from prior appropriations include a $58.0 million project to recover sulfur from the refinery fuel gas system and to shut down another low-pressure steam boiler by electrification of turbine drivers. The sulfur recovery project is required to comply with our EPA consent decree but is being enhanced so as to increase our capacity to run lower priced sour / heavy crude in Tulsa. We are also executing an an approved LPG recovery project in Tulsa at an estimated total cost of $28.0 million. This project will improve overall liquid yields and enable us to substitute lower-priced natural gas for LPG's currently being consumed as refinery fuel. Other projects underway in Tulsa involve replacement of an existing vacuum tower and improvements to our wastewater treatment plants and storm water retention systems.

Table of Content

Navajo Refinery
We have approved a new project for the Navajo Refinery to remove sulfur and other contaminants from the crude unit off-gas stream that will improve liquid yields and reduce refinery fuel costs. Current spending on previously appropriated projects includes an MSAT2 project (naphtha splitting benzene saturation) to reduce reliance on benzene credits purchases, as well as expenditures to improve the Artesia waste water handling and processing facilities.

Cheyenne Refinery
We have approved four new compliance projects for the Cheyenne Refinery including wastewater treatment plant improvements, a wet gas scrubber for the FCC unit to reduce particulate and other emissions, MSAT2 related investments to reduced benzene in gasoline, and spending for additional tail gas unit associated with our sulfur recovery facilities. We also plan to improve metallurgy on portions of the Cheyenne Refinery’s delayed coking unit. These new major capital appropriations total approximately $60 million, and we expect to spend approximately 30% of this amount on these projects during 2012. Expenditures for MSAT2 compliance projects were accelerated by approximately one year at each of the Cheyenne and El Dorado Refineries due to the Holly-Frontier merger, which resulted in our loss of a small refiner exemption that previously provided for delayed compliance with this standard.

Woods Cross Refinery
We plan to significantly expand our Woods Cross Refinery in response to increased availability of locally-produced black wax crude oil. We have announced a 10-year crude supply agreement with Newfield Exploration Company under which we will purchase 20,000 BPD of waxy crudes (black and yellow wax). Our expansion project will increase crude processing capacity of Woods Cross from 31,000 BPD to 45,000 BPD. Most of the incremental crude supply is expected to be waxy crude, and the expansion is being configured to create high liquid yields and relatively large proportions of additional gasoline and diesel fuel in comparison to the increased crude charge. We expect this $225.0 million project to have a pre-tax payback period of approximately two years, and we expect to complete the expansion in approximately the fourth quarter of 2014. Our execution of this project is subject to certain contingencies, including our receipt of required emissions and other permits. Also at Woods Cross, we have two significant compliance projects authorized in prior year appropriations. The first of these involves installation of a wet gas scrubber on the FCC unit to reduce particulate and other emissions and the second relates to MSAT2 compliance which will require naphtha fractionation and benzene saturation.

UNEV
The UNEV Pipeline and associated product terminals in Cedar City, Utah and Las Vegas, Nevada were operational during the first quarter of 2012. Our estimate of total installed cost is $308.0 million for our 75% equity interest in this pipeline.

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

HEP has recently made certain modifications to its crude oil gathering and trunk line system that have effectively increased HEP’s ability to gather and transport an additional 10,000 bpd of Delaware Basin crude oil in response to increased drilling activity in southeast New Mexico. Furthermore, HEP has developed a project to replace a 5-mile section of this pipeline system that will allow for an additional 15,000 bpd of capacity that will be executed as needed if Delaware Basin crude volumes continue to increase. This project is estimated to cost approximately $2.0 million. HEP has a second project which consists of the reactivation and conversion to crude oil service of a 70-mile, 8-inch petroleum products pipeline owned by HEP. Once in service, this pipeline will initially be capable of transporting up to 35,000 bpd of crude oil from southeast New Mexico to third-party common carrier pipelines in west Texas for further transport to major crude oil markets. The scope of this project is being finalized. Subject to receipt of acceptable shipper support and board approval, this project could be operational in early 2013.

Table of Content

Cash Flows – Financing Activities

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Net cash flows used for financing activities were $104.6 million for the three months ended March 31, 2012 compared to net cash flows provided by financing activities of $5.5 million for the three months ended March 31, 2011, a decrease of $110.1 million. During the three months ended March 31, 2012, we purchased $62.5 million in common stock, paid $126.0 million in dividends, received a $5.5 million contribution from our UNEV Pipeline joint venture partner and recognized $3.8 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $294.8 million in net proceeds upon the issuance of the HEP 6.5% senior notes, paid $157.8 million in principal on the HEP 6.25% senior notes, received $36.0 million and repaid $81.0 million under the HEP Credit Agreement, paid distributions of $14.4 million to noncontrolling interests, incurred $1.1 million in deferred financing costs and purchased $1.3 million in HEP common units in the open market for recipients of its incentive grants. During the three months ended March 31, 2011, we purchased $2.1 million in common stock, paid $8.0 million in dividends, received an $8.5 million contribution from our UNEV Pipeline joint venture partner and recognized $0.3 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $30.0 million and repaid $7.0 million under the HEP Credit Agreement, paid distributions of $12.5 million to noncontrolling interests, incurred $3.0 million in deferred financing costs and purchased $0.4 million in HEP common units in the open market for recipients of its incentive grants.

Contractual Obligations and Commitments

HollyFrontier Corporation
There were no significant changes to our contractual obligations during the three months ended March 31, 2012.

HEP
In February 2012, HEP amended its previous credit agreement increasing the size of the credit facility from $275 million to $375 million. The HEP Credit Agreement expires in February 2016. During the three months ended March 31, 2012, HEP repaid net advances of $45.0 million resulting in $155.0 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2012.

In March 2012, HEP issued $300 million in aggregate principal amount of 6.5% senior notes maturing March 2020.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the assessment and consolidation of variable interest entities, the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets and goodwill, accounting for derivative instruments and assessing contingent liabilities for probable losses.

At March 31, 2012, we changed our policy of reporting certain same-party accounts receivable and payable amounts in the consolidated balance sheets to reflect a net amount due under contractual netting agreements. Prior to this change, we reported such amounts on a gross basis with a same-party receivable and payable balance presented separately in our balance sheet. GAAP permits a reporting entity to elect a policy of offsetting same party receivables and payables when such amounts are net settled under legally enforceable contractual setoff provisions. We believe that a net presentation is preferable because it more appropriately presents our economic resources (accounts receivable) and claims against us (accounts payable) and the future cash flows associated with such assets and liabilities. Additionally, we believe a net presentation of such amounts will conform to the predominant practices used by others in our industry. We have applied this change in accounting principle on a retrospective basis and have recast our prior period financial statements. See Note 2 to our Consolidated Financial Statements under Item 8 for a summary of line items affected in our prior period financial statements.

Table of Content

We use the LIFO method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2012, there have been no impairments to goodwill.

New Accounting Pronouncements

Presentation of Comprehensive Income
Effective January 1, 2012, we adopted the accounting standard update that requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminated the option to present the components of other comprehensive income in the statement of stockholders’ equity.

Intangibles — Goodwill and Other: Testing Goodwill for Impairment
Effective January 1, 2012, we adopted the accounting standard update that allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, we no longer are required to calculate the fair value of a reporting unit unless we determine, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The adoption of this accounting standard did not have an impact on our financial condition, results of operations and cash flows.

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

As of March 31, 2012, we have outstanding swap contracts serving as cash flow hedges against price risk on forecasted 2012 and 2013 purchases of 13,008,000 barrels of WTI crude oil and forecasted sales of 6,504,000 barrels of ultra-low sulfur diesel and 6,504,000 barrels of conventional unleaded gasoline. In the aggregate, these cash flow hedges effectively hedge our gross margin on forecasted gasoline and diesel sales, totaling 40,000 BPD through the remaining nine months of 2012, plus an additional 14,000 BPD in the fourth quarter of 2012 and 8,000 BPD in the first quarter of 2013.

We have swap contracts that fix our purchase price on forecasted natural gas purchases (8,800,000 MMBTUs through 2012). Also, we have swap contracts that lock in the spread between WCS and WTI crude oil on forecasted purchases (5,970,000 barrels of crude oil through the end of 2013) and NYMEX futures contracts to lock in prices on forecasted sales and purchases of inventory (2,913,000 barrels and 409,000 barrels, respectively, through 2013).

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2012, HEP has an interest rate swap contract that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155.0 million credit agreement advance. This interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin, currently 2.25%, which equaled an effective interest rate of 3.24% as of March 31, 2012. This swap matures in February 2016.

Table of Content

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

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of March 31, 2012 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$641,797	$699,834	$19,725
HEP Senior Notes	$477,254	$494,062	$16,762

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2012, outstanding borrowings under the HEP Credit Agreement were $155.0 million. By means of its cash flow hedge, HEP has effectively converted the variable rate on $155.0 million of outstanding principal to a fixed rate of 3.24%.

At March 31, 2012, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Table of Content

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income attributable to HollyFrontier stockholders	$241,696	$84,694
Add income tax provision	140,406	49,011
Add interest expense	33,315	16,204
Subtract interest income	(460)	(85)
Add depreciation and amortization	56,102	31,308
EBITDA	$471,059	$181,132

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

Table of Content

Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$119.54	$113.28
Times sales of produced refined products sold (BPD)	422,950	206,500
Times number of days in period	91	90
Refined product sales from produced products sold	$4,600,909	$2,105,309

Total refined product sales	$4,600,909	$2,105,309
Add refined product sales from purchased products and rounding (1)	155,613	66,624
Total refined product sales	4,756,522	2,171,933
Add direct sales of excess crude oil (2)	158,282	135,409
Add other refining segment revenue (3)	4,927	7,750
Total refining segment revenue	4,919,731	2,315,092
Add HEP segment sales and other revenues	63,515	45,005
Add corporate and other revenues	4,224	648
Subtract consolidations and eliminations	(55,732)	(34,160)
Sales and other revenues	$4,931,738	$2,326,585

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$102.08	$97.56
Times sales of produced refined products sold (BPD)	422,950	206,500
Times number of days in period	91	90
Cost of products for produced products sold	$3,928,901	$1,813,153

Total cost of products for produced products sold	$3,928,901	$1,813,153
Add refined product costs from purchased products sold and rounding (1)	156,672	69,555
Total cost of refined products sold	4,085,573	1,882,708
Add crude oil cost of direct sales of excess crude oil (2)	155,810	132,880
Add other refining segment cost of products sold (4)	409	2,338
Total refining segment cost of products sold	4,241,792	2,017,926
Subtract consolidations and eliminations	(54,875)	(33,309)
Costs of products sold (exclusive of depreciation and amortization)	$4,186,917	$1,984,617

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.51	$6.24
Times sales of produced refined products sold (BPD)	422,950	206,500
Times number of days in period	91	90
Refinery operating expenses for produced products sold	$212,071	$115,970

Total refinery operating expenses per produced products sold	$212,071	$115,970
Add other refining segment operating expenses and rounding (5)	9,210	6,109
Total refining segment operating expenses	221,281	122,079
Add HEP segment operating expenses	16,988	12,796
Add corporate and other costs	3,566	(6)
Subtract consolidations and eliminations	(208)	(126)
Operating expenses (exclusive of depreciation and amortization)	$241,627	$134,743

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$11.95	$9.48
Add average refinery operating expenses per produced barrel	5.51	6.24
Refinery gross margin per barrel	17.46	15.72
Add average cost of products per produced barrel sold	102.08	97.56
Average sales price per produced barrel sold	$119.54	$113.28
Times sales of produced refined products sold (BPD)	422,950	206,500
Times number of days in period	91	90
Refined product sales from produced products sold	$4,600,909	$2,105,309

Total refined product sales from produced products sold	$4,600,909	$2,105,309
Add refined product sales from purchased products and rounding (1)	155,613	66,624
Total refined product sales	4,756,522	2,171,933
Add direct sales of excess crude oil (2)	158,282	135,409
Add other refining segment revenue (3)	4,927	7,750
Total refining segment revenue	4,919,731	2,315,092
Add HEP segment sales and other revenues	63,515	45,005
Add corporate and other revenues	4,224	648
Subtract consolidations and eliminations	(55,732)	(34,160)
Sales and other revenues	$4,931,738	$2,326,585

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)
We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, at times we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at carryover cost.

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

Table of Content

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Table of Content

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

New Mexico OHSB Complaint – Navajo Tank Fire

On March 3, 2010, the New Mexico Occupational Health and Safety Bureau (“OHSB”), the New Mexico regulatory agency responsible for enforcing certain state occupational health and safety regulations, which are identical to Federal Occupational Safety and Health Administration (“OSHA”) regulations, commenced an inspection in relation to the tank fire that took place on March 2, 2010 at the Navajo facility in Artesia, New Mexico. On August 31, 2010, OHSB issued two citations to Navajo, alleging 10 willful violations and one serious violation of various construction safety standards. OHSB proposed penalties in the amount of $0.7 million. Navajo filed a notice of contest, challenging the citations. The parties commenced settlement negotiations but were unable to reach an agreement, thus OHSB filled an administrative complaint with New Mexico Occupational Health and Safety Review Commission (“OHSRC”) on December 20, 2010. Discovery is under way at this time. The parties are scheduled to meet to continue settlement discussions on May 9-10, 2012. Should the parties be unable to reach agreement, the hearing in this matter will be scheduled to commence no sooner than January 2013.
Propane Pit - Woods Cross
In December 2011, representatives of EPA Region 8 conducted an inspection of the Woods Cross refinery in Utah (“Woods Cross”). The purpose of the inspection was to determine compliance with the Chemical Accident Prevention and Risk Management Plan (“RMP”) requirements set forth in section 112(r)(7) of the Federal Clean Air Act and Part 68 of Title 40 of the Code of Federal Regulations. On January 31, 2012, EPA sent a letter to Woods Cross indicating it identified some potential violations of the RMP requirements. On February 28, 2012, representatives of Woods Cross and EPA had an initial meeting and preliminary discussion about the RMP issues EPA had identified. Prior to this meeting, in 2009 and 2010, Woods Cross voluntarily reported to EPA and the Utah Department of Environmental Quality possible regulatory issues associated with the Frozen Earth Storage propane pit (“FES”) at Woods Cross and was working to resolve them. In addition, prior to the meeting, Woods Cross had made a decision to decommission the FES. Woods Cross representatives communicated this decision to EPA at the February meeting. On April 17, 2012, EPA sent to Woods Cross a draft Administrative Order on Consent and a draft Consent Agreement under which Woods Cross would decommission the FES and pay a civil penalty of $159,200 for alleged RMP program violations-a number of which are unrelated to the FES. Woods Cross does not agree with EPA’s proposed penalty and the allegations of violations. Woods Cross intends to respond to the allegations and work cooperatively with EPA to address its concerns and contentions relating to the amount of the penalty and the legitimacy of a number of the alleged violations. At this early stage of the proceedings, it is impossible to accurately predict the outcome of this matter.

Other

We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Table of Content

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase program repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under this program during the first quarter of 2012.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased under Approved Stock Repurchase Program	Maximum Dollar Value of Shares Yet to be Purchased under Approved Stock Repurchase Program
January 2012	1,105,000	$27.50	1,105,000	$319,615,697
February 2012	253,845	$29.67	253,845	$312,084,506
March 2012	787,502	$33.34	787,502	$285,832,700
Total for January to March 2012	2,146,347		2,146,347

Additionally during the three months ended March 31, 2012, we withheld 301,065 shares of our common stock from certain executives and employees in the amount of $8.8 million. These withholdings were made under the terms of our share-based compensation unit agreements to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

Item 6.	Exhibits

The Exhibit Index on page 54 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: May 7, 2012	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)

Table of Content

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report filed July 8, 2011, File No. 1-03876).

3.2	Amended and Restated Bylaws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report filed November 8, 2011, File No. 1-03876).

10.1	HollyFrontier Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report filed February 23, 2012, File No. 1-03876).

10.2
HollyFrontier Corporation Form of Change in Control Agreement (Legacy Holly Officers) (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report filed March 30, 2012, File No. 1-03876).

10.3
HollyFrontier Corporation Form of Change in Control Agreement (New Hires and Promoted Officers) (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report filed March 30, 2012, File No. 1-03876).

18+	Preferability Letter from Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

+ Filed herewith.
* Furnished electronically herewith.