Form 10-Q
period 2012-06-30
HollyFrontier Corp
filed 2012-08-09
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
203,553,780 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2012.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	As Adjusted (see Note 2)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $4,216 and $3,269, respectively)	$1,372,198	$1,578,904
Marketable securities	266,483	211,639
Accounts receivable: Product and transportation (HEP: $30,169 and $34,071, respectively)	578,024	703,691
Crude oil resales	25,702	5,166
	603,726	708,857
Inventories: Crude oil and refined products	1,253,807	1,052,084
Materials and supplies (HEP: $1,326 and $1,483, respectively)	56,012	62,535
	1,309,819	1,114,619
Income taxes receivable	93,648	87,277
Prepayments and other (HEP: $2,084 and $1,161, respectively)	59,818	219,450
Total current assets	3,705,692	3,920,746

Properties, plants and equipment, at cost (HEP: $689,381 and $679,852, respectively)	3,751,384	3,631,787
Less accumulated depreciation (HEP: $(104,679) and $(89,609), respectively)	(663,078)	(578,882)
	3,088,306	3,052,905
Marketable securities (long-term)	9,765	50,067
Other assets: Turnaround costs	72,460	57,060
Goodwill (HEP: $288,991 and $288,991, respectively)	2,338,302	2,336,510
Intangibles and other (HEP: $77,182 and $75,902, respectively)	168,007	158,955
	2,578,769	2,552,525
Total assets	$9,382,532	$9,576,243

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $9,695 and $11,406, respectively)	$1,096,216	$1,504,694
Income taxes payable	162,265	40,366
Accrued liabilities (HEP: $17,749 and $16,285, respectively)	133,818	169,940
Deferred income tax liabilities	169,386	175,683
Total current liabilities	1,561,685	1,890,683

Long-term debt (HEP: $613,195 and $598,761, respectively)	1,295,163	1,214,742
Deferred income taxes	416,028	463,721
Other long-term liabilities (HEP: $6,195 and $4,000, respectively)	162,031	171,197

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of June 30, 2012 and December 31, 2011	2,560	2,563
Additional capital	3,765,963	3,859,367
Retained earnings	2,440,448	1,964,656
Accumulated other comprehensive income	5,575	77,873
Common stock held in treasury, at cost – 52,346,837 and 46,630,220 shares as of June 30, 2012 and December 31, 2011, respectively	(885,085)	(700,449)
Total HollyFrontier stockholders’ equity	5,329,461	5,204,010
Noncontrolling interest	618,164	631,890
Total equity	5,947,625	5,835,900
Total liabilities and equity	$9,382,532	$9,576,243

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2012 and December 31, 2011. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales and other revenues	$4,806,681	$2,967,133	$9,738,419	$5,293,718
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,681,764	2,447,095	7,868,681	4,431,712
Operating expenses (exclusive of depreciation and amortization)	222,726	139,345	464,353	274,088
General and administrative expenses (exclusive of depreciation and amortization)	32,106	18,682	59,634	35,500
Depreciation and amortization	56,948	31,832	113,050	63,140
Total operating costs and expenses	3,993,544	2,636,954	8,505,718	4,804,440
Income from operations	813,137	330,179	1,232,701	489,278
Other income (expense):
Earnings of equity method investments	886	467	1,603	1,207
Interest income	681	657	1,141	742
Interest expense	(26,942)	(15,193)	(60,257)	(31,397)
Gain on sale of marketable equity securities	326	—	326	—
Merger transaction costs	—	(2,316)	—	(6,014)
	(25,049)	(16,385)	(57,187)	(35,462)
Income before income taxes	788,088	313,794	1,175,514	453,816
Income tax provision:
Current	285,937	115,051	428,807	164,540
Deferred	(219)	(3,090)	(2,683)	(3,568)
	285,718	111,961	426,124	160,972
Net income	502,370	201,833	749,390	292,844
Less net income attributable to noncontrolling interest	8,871	9,598	14,195	15,915
Net income attributable to HollyFrontier stockholders	$493,499	$192,235	$735,195	$276,929
Earnings per share attributable to HollyFrontier stockholders:
Basic	$2.40	$1.80	$3.55	$2.60
Diluted	$2.39	$1.79	$3.54	$2.58
Cash dividends declared per common share	$0.65	$0.075	$1.25	$0.15
Average number of common shares outstanding:
Basic	205,727	106,730	207,129	106,672
Diluted	206,481	107,340	207,938	107,286

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$502,370	$201,833	$749,390	$292,844
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(404)	(459)	(216)	(317)
Unrealized gain (loss), net of reclassifications from contract settlements on hedging instruments	30,801	271	(124,814)	1,592
Pension curtailment adjustment	7,102	—	7,102	—
Other comprehensive income (loss) before income taxes	37,499	(188)	(117,928)	1,275
Income tax expense (benefit)	14,640	(144)	(46,030)	98
Other comprehensive income (loss)	22,859	(44)	(71,898)	1,177
Total comprehensive income	525,229	201,789	677,492	294,021
Less noncontrolling interest in comprehensive income	8,734	9,776	14,595	16,935
Comprehensive income attributable to HollyFrontier stockholders	$516,495	$192,013	$662,897	$277,086

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
		As Adjusted (See Note 2)
Cash flows from operating activities:
Net income	$749,390	$292,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,050	63,140
Earnings of equity method investments, net of distributions	(104)	(82)
Gain on sale of marketable equity securities	(326)	—
Deferred income taxes	(2,683)	(3,568)
Equity-based compensation expense	17,491	5,562
Change in fair value – derivative instruments	10,289	7,155
(Increase) decrease in current assets:
Accounts receivable	103,674	(38,017)
Inventories	(195,200)	(94,933)
Income taxes receivable	365	51,034
Prepayments and other	17,928	(13,088)
Increase (decrease) in current liabilities:
Accounts payable	(418,937)	160,760
Income taxes payable	121,899	23,002
Accrued liabilities	(34,870)	16,712
Turnaround expenditures	(46,995)	(19,824)
Other, net	(5,468)	7,299
Net cash provided by operating activities	429,503	457,996

Cash flows from investing activities:
Additions to properties, plants and equipment	(116,012)	(133,405)
Additions to properties, plants and equipment – HEP	(12,008)	(22,900)
Investment in Sabine Biofuels	(2,000)	(9,125)
Purchases of marketable securities	(166,429)	(157,782)
Sales and maturities of marketable securities	151,996	68,150
Net cash used for investing activities	(144,453)	(255,062)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	99,000	64,000
Repayments under credit agreement – HEP	(129,000)	(37,000)
Net proceeds from issuance of senior notes – HEP	294,750	—
Repurchase of senior notes – HFC	(5,000)	—
Principal tender on senior notes – HEP	(185,000)	—
Purchase of treasury stock	(189,771)	(2,996)
Net prepayment related to structured stock repurchase arrangement	(100,000)	—
Contribution from joint venture partner	6,000	16,500
Dividends	(249,958)	(15,984)
Distributions to noncontrolling interest	(28,944)	(25,133)
Excess tax benefit from equity-based compensation	4,762	498
Purchase of units for incentive grants – HEP	(4,533)	(1,379)
Deferred financing costs	(3,229)	(3,289)
Other	(833)	(563)
Net cash used for financing activities	(491,756)	(5,346)

Cash and cash equivalents:
Increase (decrease) for the period	(206,706)	197,588
Beginning of period	1,578,904	229,101
End of period	$1,372,198	$426,689

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$48,928	$34,264
Income taxes	$301,854	$89,935

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

We merged with Frontier Oil Corporation (“Frontier”) effective July 1, 2011. Concurrent with the merger, we changed our name from Holly Corporation (“Holly”) to HollyFrontier and changed the ticker symbol for our common stock traded on the New York Stock Exchange to "HFC" (see Note 3). Accordingly, these financial statements include Frontier, its consolidated subsidiaries and the operations of the merged Frontier businesses effective July 1, 2011, but not prior to this date.

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of June 30, 2012, we:

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

•
owned a 75% interest in a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”). On July 12, 2012, we sold our 75% ownership interest in the UNEV Pipeline to HEP (see Note 4);

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2012, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and consolidated cash flows for the six months ended June 30, 2012 and 2011 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2012.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.5 million and $3.5 million at June 30, 2012 and December 31, 2011, respectively.

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

Goodwill: Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually, or more frequently if events or circumstances indicate the possibility of impairment. As of June 30, 2012, there have been no impairments to goodwill.

NOTE 2:	Change in Accounting Principle

In the first quarter of 2012, we changed our policy of reporting certain same-party accounts receivable and payable balances in the consolidated balance sheets to reflect a net amount due under contractual netting agreements. Prior to this change, we reported such balances on a gross basis with a same-party receivable and payable balance presented separately in our balance sheet. GAAP permits a reporting entity to elect a policy of offsetting same-party receivables and payables when such amounts are net settled under legally enforceable contractual setoff provisions. We believe that a net presentation is preferable because it more appropriately presents our economic resources (accounts receivable) and claims against us (accounts payable) and the future cash flows associated with such assets and liabilities. Additionally, we believe a net presentation of such amounts conforms to the predominant practices used by other companies in our industry. We have applied this change in accounting principle on a retrospective basis and have recast our prior period financial statements.

The following table summarizes the line items affected in our consolidated balance sheet at December 31, 2011:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands)
Accounts receivable: Crude oil resales	$743,544	$5,166	$(738,378)
Total current assets	4,659,124	3,920,746	(738,378)
Total assets	$10,314,621	$9,576,243	$(738,378)

Accounts payable	$2,243,072	$1,504,694	$(738,378)
Total current liabilities	2,629,061	1,890,683	(738,378)
Total liabilities and equity	$10,314,621	$9,576,243	$(738,378)

The following table summarizes the line items affected in our consolidated statement of cash flow for the six months ended June 30, 2011:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands)
(Increase) decrease in current assets:
Accounts receivable	$(10,411)	$(38,017)	$(27,606)

Increase (decrease) in current liabilities:
Accounts payable	$133,154	$160,760	$27,606

At June 30, 2012, our accounts payable balance is presented net of $673.8 million in crude oil receivables subject to contractual setoff provisions. There was no cumulative impact to retained earnings since this change in accounting principle did not affect earnings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011. Assuming the merger had been consummated on January 1, 2011, pro forma revenues, net income and basic and diluted earnings per share are as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands, except per share amounts)
Sales and other revenues	$5,037,660	$9,272,899
Net income attributable to HollyFrontier stockholders	$369,039	$603,105
Basic earnings per share	$1.76	$2.88
Diluted earnings per share	$1.75	$2.87

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

As of June 30, 2012, we owned a 42% interest in HEP, including the 2% general partner interest. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 19 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated financial statements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 84% of HEP’s total revenues for the six months ended June 30, 2012. We do not provide financial or equity support through any liquidity arrangements and /or guarantees to HEP.

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

At June 30, 2012, we have an agreement to pledge up to 6,000,000 of our HEP common units to collateralize certain crude oil purchases. These units represent a 21% ownership interest in HEP.

HEP has risk associated with its operations. If a major customer of HEP were to terminate its contracts or fail to meet desired shipping or throughput levels for an extended period of time, revenue would be reduced and HEP could suffer substantial losses to the extent that a new customer is not found. In the event that HEP incurs a loss, our operating results will reflect HEP’s loss, net of intercompany eliminations, to the extent of our ownership interest in HEP at that point in time.

UNEV Pipeline Interest Transaction
On July 12, 2012, we sold our 75% interest in the UNEV Pipeline to HEP. Consideration received consisted of $260.0 million in cash and approximately 1 million HEP common units. As a result of this transaction, our ownership interest in HEP increased to 44%, which includes the 2% general partner interest.

Legacy Frontier Tankage and Terminal Asset Transaction
On November 9, 2011, HEP acquired from us certain tankage, loading rack and crude receiving assets located at our El Dorado and Cheyenne Refineries.

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP. Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of July 1, 2012, these agreements result in minimum annualized payments to HEP of $200.3 million.

Since HEP is a consolidated VIE, our transactions with HEP including fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.

NOTE 5:	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and HEP's credit agreement borrowings approximate fair value. HEP's outstanding credit agreement borrowings approximate fair value as interest rates are reset frequently at current interest rates.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

•
(Level 3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes valuation techniques that involve significant unobservable inputs.

The carrying amounts and related estimated fair values of our investments in marketable securities, derivative instruments and the senior notes at June 30, 2012 and December 31, 2011 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
June 30, 2012
Assets:
Marketable debt securities	$276,248	$276,248	$—	$276,248	$—
NYMEX futures contracts	3,683	3,683	3,683	—	—
Commodity price swaps	119,461	119,461	—	—	119,461
Total assets	$399,392	$399,392	$3,683	$276,248	$119,461

Liabilities:
Commodity price swaps	$89,194	$89,194	—	$89,194	$—
HollyFrontier senior notes	644,982	686,628	—	686,628	—
HEP senior notes	443,195	461,625	—	461,625	—
HEP interest rate swap	2,382	2,382	—	2,382	—
Total liabilities	$1,179,753	$1,239,829	$—	$1,239,829	$—

December 31, 2011
Assets:
Equity securities	$753	$753	$753	$—	$—
Marketable debt securities	260,953	260,953	—	260,953	—
Commodity price swaps	175,654	175,654	—	144,038	31,616
Total assets	$437,360	$437,360	$753	$404,991	$31,616

Liabilities:
NYMEX futures contracts	$1,252	$1,252	$1,252	$—	$—
HollyFrontier senior notes	651,262	693,979	—	693,979	—
HEP senior notes	325,860	344,350	—	344,350	—
HEP interest rate swap	520	520	—	520	—
Total liabilities	$978,894	$1,040,101	$1,252	$1,038,849	$—

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity price swap contracts) for the three and six months ended June 30, 2012:

Level 3 Financial Instruments	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands)
Asset (liability) balance at beginning of period	$(149,278)	$31,616
Change in fair value	248,572	33,553
Fair value on date of settlement of open contracts at beginning of period	20,167	54,292
Asset balance at end of period	$119,461	$119,461

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of approximately $12.0 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Earnings attributable to HollyFrontier stockholders	$493,499	$192,235	$735,195	$276,929
Average number of shares of common stock outstanding	205,727	106,730	207,129	106,672
Effect of dilutive variable restricted shares and performance share units	754	610	809	614
Average number of shares of common stock outstanding assuming dilution	206,481	107,340	207,938	107,286
Basic earnings per share	$2.40	$1.80	$3.55	$2.60
Diluted earnings per share	$2.39	$1.79	$3.54	$2.58

NOTE 7:	Stock-Based Compensation

As of June 30, 2012, we have two principal share-based compensation plans including the Frontier plan that was retained upon the July 1, 2011 merger (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $7.3 million and $3.4 million for the three months ended June 30, 2012 and 2011, respectively, and $15.9 million and $4.5 million for the six months ended June 30, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.8 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and $6.2 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs ratably over the vesting periods.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Additionally, HEP maintains a share-based compensation plan for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.7 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $1.6 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

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

A summary of restricted stock activity and changes during the six months ended June 30, 2012 is presented below:

Restricted Stock	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012 (non-vested)	1,122,350	$25.48
Granted	407,037	33.81
Vesting and transfer of ownership to recipients	(571,238)	23.40
Forfeited	(3,975)	33.06
Outstanding at June 30, 2012 (non-vested)	954,174	$30.25	$33,806

For the six months ended June 30, 2012, we issued 571,238 shares of our common stock upon the vesting of restricted stock grants having a grant date fair value of $13.4 million. As of June 30, 2012, there was $16.2 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of one to three years. Under the terms of our performance share unit grants, awards are subject to either a "financial performance" or "market performance" criteria, or both.

The fair value of performance share unit awards subject to financial performance criteria is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of June 30, 2012, estimated share payouts for outstanding non-vested performance share unit awards ranged from 107% to 190%.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of performance share unit activity and changes during the six months ended June 30, 2012 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2012 (non-vested)	774,788
Granted	293,559
Vesting and transfer of ownership to recipients	(240,019)
Forfeited	(5,057)
Outstanding at June 30, 2012 (non-vested)	823,271

For the six months ended June 30, 2012, we issued 459,737 shares of our common stock, representing a 192% payout on vested performance share units having a grant date fair value of $2.8 million. Based on the weighted-average grant date fair value of $28.13 per share, there was $17.4 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 8:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at June 30, 2012 consisted of cash, cash equivalents and investments in debt securities primarily issued by government and municipal entities.

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

The following is a summary of our available-for-sale securities:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
June 30, 2012
Marketable debt securities (state and political subdivisions)	$276,248	$1	$(1)	$276,248

December 31, 2011
Marketable debt securities (state and political subdivisions)	$260,879	$74	$—	$260,953
Equity securities	610	143	—	753
Total marketable securities	$261,489	$217	$—	$261,706

For the six months ended June 30, 2012, we invested $166.4 million in marketable debt securities and received a total of $152.0 million from sales and maturities of equity and marketable debt securities.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 9:	Inventories

Inventory consists of the following components:

	June 30, 2012	December 31, 2011
	(In thousands)
Crude oil	$471,228	$400,952
Other raw materials and unfinished products(1)	164,730	137,356
Finished products(2)	617,849	513,776
Process chemicals(3)	2,943	1,180
Repairs and maintenance supplies and other	53,069	61,355
Total inventory	$1,309,819	$1,114,619

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

NOTE 10:	Goodwill

The following table provides a summary of changes to our goodwill balance by segment for the six months ended June 30, 2012.

	Refining Segment	HEP	Total
	(In thousands)
Balance at January 1, 2012	$2,047,519	$288,991	$2,336,510
Adjustment to goodwill related to Frontier merger	1,792	—	1,792
Balance at June 30, 2012	$2,049,311	$288,991	$2,338,302

During the first quarter of 2012, we adjusted goodwill upon finalizing certain fair value estimates that primarily relate to income tax receivables, properties, plants and equipment and environmental liabilities that were recognized upon our July 1, 2011 merger with Frontier.

NOTE 11:	Environmental

We expensed $1.0 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $15.2 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $61.4 million and $42.2 million at June 30, 2012 and December 31, 2011, respectively, of which $48.7 million and $31.7 million, respectively, were classified as other long-term liabilities. These accruals include remediation costs expected to be incurred over an extended period of time. It also includes $15.6 million in environmental liabilities that were assumed upon our merger with Frontier.

NOTE 12:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement (the “HollyFrontier Credit Agreement”) with Union Bank, N.A. as administrative agent and certain lenders from time to time party thereto. The HollyFrontier Credit Agreement matures in July 2016 and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We were in compliance with all covenants at June 30, 2012. At June 30, 2012, we had no outstanding borrowings and outstanding letters of credit totaled $27.9 million under the HollyFrontier Credit Agreement. At that level of usage, the unused commitment was $972.1 million at June 30, 2012.

HEP Credit Agreement
In June 2012, HEP amended its previous credit agreement, increasing the size of the credit facility from $375 million to $550 million. HEP's $550 million senior secured revolving credit facility expires in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At June 30, 2012, the HEP Credit Agreement had outstanding borrowings of $170.0 million.

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

HollyFrontier Senior Notes
Our senior notes consist of the following:

•	9.875% senior notes ($286.8 million principal amount maturing June 2017)

•	6.875% senior notes ($150 million principal amount maturing November 2018)

•	8.5% senior notes ($200 million principal amount maturing September 2016)

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

HollyFrontier Financing Obligation
We have a financing obligation that relates to a sale and lease-back of certain crude oil tankage that we sold to an affiliate of Plains All American Pipeline, L.P. (“Plains”) in October 2009. Under this transaction, the $40.0 million in cash proceeds received was recorded as a liability. Monthly lease payments are recorded as a reduction in principal over the 15-year lease term ending in 2024.

HEP Senior Notes
HEP’s senior notes consist of the following:

•	6.5% HEP senior notes ($300 million principal amount maturing March 2020)

•	8.25% HEP senior notes ($150 million principal amount maturing March 2018)

In March 2012, HEP issued $300 million in aggregate principal amount of 6.5% HEP senior notes maturing March 2020. The $294.8 million in net proceeds were used to repay $157.8 million aggregate principal amount of 6.25% HEP senior notes, $72.9 million in promissory notes due to HollyFrontier, related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the HEP Credit Agreement. In April 2012, HEP called for redemption the $27.3 million aggregate principal amount outstanding of 6.25% HEP senior notes.

The 6.5% HEP and 8.25% HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The carrying amounts of long-term debt are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
9.875% Senior Notes
Principal	$286,812	$291,812
Unamortized discount	(8,100)	(8,930)
	278,712	282,882
6.875% Senior Notes
Principal	150,000	150,000
Unamortized premium	5,901	6,490
	155,901	156,490
8.5% Senior Notes
Principal	199,985	199,985
Unamortized premium	10,384	11,905
	210,369	211,890
Financing Obligation	36,986	37,620

Total HollyFrontier long-term debt	681,968	688,882

HEP Credit Agreement	170,000	200,000

HEP 8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,754)	(1,907)
	148,246	148,093
HEP 6.5% Senior Notes
Principal	300,000	—
Unamortized discount	(5,051)	—
	294,949	—
HEP 6.25% Senior Notes
Principal	—	185,000
Unamortized discount	—	(8,331)
Unamortized premium – designated fair value hedge	—	1,098
	—	177,767

Total HEP long-term debt	613,195	525,860

Total long-term debt	$1,295,163	$1,214,742

We capitalized interest attributable to construction projects of $2.3 million and $4.3 million for the three months ended June 30, 2012 and 2011, respectively, and $3.9 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of WTI crude oil and forecasted sales of ultra-low sulfur diesel and conventional unleaded gasoline. These contracts have been designated as accounting hedges and are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified in the statement of income as the hedging instruments mature. Also on a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged.

The following table presents the pre-tax effect on comprehensive income ("OCI") and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
		(In thousands)
Three Months Ended June 30, 2012
Commodity price swaps
Change in fair value	$27,044	Sales and other revenues	$(20,167)	Sales and other revenues	$2,984
Loss reclassified to earnings due to settlements	3,992	Cost of products sold	16,175	Cost of products sold	(6,317)
Total	$31,036		$(3,992)		$(3,333)

Three Months Ended June 30, 2011
Commodity price swaps	$—	Operating expenses	$—	Operating expenses	$—

Six Months Ended June 30, 2012
Commodity price swaps
Change in fair value	$(113,076)	Sales and other revenues	$(54,292)	Sales and other revenues	$1,655
Gain reclassified to earnings due to settlements	(12,423)	Cost of products sold	66,715	Cost of products sold	(6,317)
Total	$(125,499)		$12,423		$(4,662)

Six Months Ended June 30, 2011
Commodity price swaps
Change in fair value	$(128)
Loss reclassified to earnings due to settlements	166	Operating expenses	$(166)	Operating expenses	$—
Total	$38		$(166)		$—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

As of June 30, 2012, we have the following notional contract volumes (stated in barrels) related to outstanding swap contracts serving as cash flow hedges against price risk on forecasted purchases of crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Commodity Price Swaps	Total Outstanding Notional	2012	2013	Unit of Measure

WTI crude oil - long	10,096,000	9,016,000	1,080,000	Barrels
Ultra-low sulfur diesel - short	5,048,000	4,508,000	540,000	Barrels
Conventional unleaded gasoline - short	5,048,000	4,508,000	540,000	Barrels

Economic Hedges
We also have swap contracts that serve as economic hedges to fix our purchase price on forecasted crude oil, natural gas and butane purchases, and to lock in the spread between WCS and WTI crude oil on forecasted purchases. Also, we have NYMEX futures contracts to lock in prices on forecasted sales and purchases of inventory. These contracts are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to net income.

The following table present the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Recognized in Income	2012	2011	2012	2011
	(In thousands)
Cost of products sold	$50,863	$3,045	$35,869	$(652)
Operating expenses	1,543	—	(158)	—
Total	$52,406	$3,045	$35,711	$(652)

As of June 30, 2012, we have the following notional contract volumes related to our outstanding swap contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2012	2013	Unit of Measure

Commodity price swap (natural gas) - long	6,624,000	6,624,000	—	MMBTU
Commodity price swap (WCS spread) - long	6,422,500	765,000	5,657,500	Barrels
Commodity price swap (WTI) - short	150,000	—	150,000	Barrels
Commodity price swap (gasoline) - short	630,000	150,000	480,000	Barrels
Commodity price swap (butane) - long	540,000	540,000	—	Barrels
NYMEX futures (WTI) - long	380,000	146,000	234,000	Barrels
NYMEX futures (WTI)- short	1,008,000	1,008,000	—	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Rate Risk Management

HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2012, HEP has an interest rate swap contract that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155.0 million credit agreement advance. This interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin, of 2.00% as of June 30, 2012, which equaled an effective interest rate of 2.99%. This swap matures in February 2016 and has been designated as a cash flow hedge. To date, there has been no ineffectiveness on this cash flow hedge.

At June 30, 2012 , HEP had a pre-tax unrealized loss recorded in accumulated other comprehensive income of $5.8 million that relates to its current and previous cash flow hedging instruments. Of this amount, $3.4 million relates to a cash flow hedge terminated in December 2011 and represents the application of hedge accounting prior to termination. This amount will be amortized as a charge to interest expense through February 2013, the remaining term of the terminated swap contract.

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of interest rate swaps under cash flow hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements
		Location	Amount
		(In thousands)
Three Months Ended June 30, 2012
Interest rate swap
Change in fair value	$(1,802)
Loss reclassified to earnings due to settlements	1,567	Interest expense	$(1,567)
Total	$(235)		$(1,567)

Three Months Ended June 30, 2011
Interest rate swap
Change in fair value	$(1,110)
Loss reclassified to earnings due to settlements	1,381	Interest expense	$(1,381)
Total	$271		$(1,381)

Six Months Ended June 30, 2012
Interest rate swap
Change in fair value	$(2,438)
Loss reclassified to earnings due to settlements	3,123	Interest expense	$(3,123)
Total	$685		$(3,123)

Six Months Ended June 30, 2011
Interest rate swap
Change in fair value	$(1,175)
Loss reclassified to earnings due to settlements	2,729	Interest expense	$(2,729)
Total	$1,554		$(2,729)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
June 30, 2012
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$119,461	Prepayments and other current assets	$75,840
Variable-to-fixed interest rate swap contract			Other long-term liabilities	2,382
Total		$119,461		$78,222

Derivatives not designated as hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$6,372	Prepayments and other current assets	$16,043

December 31, 2011
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$173,784
Variable-to-fixed interest rate swap contract			Other long-term liabilities	$520
Total		$173,784		$520

Derivatives not designated as hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$1,870	Accrued liabilities	$1,252

At June 30, 2012, there was a pre-tax net unrealized gain of $41.2 million classified in accumulated other comprehensive income that relates to all accounting hedges. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of approximately $43.0 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments mature over the next twelve-month period.

NOTE 14:	Equity

Changes to equity during the six months ended June 30, 2012 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2011	$5,204,010	$631,890	$5,835,900
Net income	735,195	14,195	749,390
Other comprehensive income (loss)	(72,298)	400	(71,898)
Dividends	(259,403)	—	(259,403)
Distributions to noncontrolling interest holders	—	(28,944)	(28,944)
Contribution from joint venture partner	—	3,000	3,000
Equity-based compensation	15,862	1,629	17,491
Excess tax benefit attributable to equity-based compensation	4,762	—	4,762
Purchase of treasury stock (1)	(198,667)	—	(198,667)
Net prepayment related to structured share repurchase arrangement	(100,000)	—	(100,000)
Purchase of HEP units for restricted grants	—	(4,006)	(4,006)
Balance at June 30, 2012	$5,329,461	$618,164	$5,947,625

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

(1)	Includes 305,037 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In January 2012, our Board of Directors approved a $350 million stock repurchase program, and in June 2012, approved an additional $350 million repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. These programs may be discontinued at any time by the Board of Directors. As of June 30, 2012, we have repurchased 6,351,498 shares at a cost of $189.8 million under these stock repurchase programs.

In connection with these stock repurchase programs, we entered into a structured share repurchase arrangement with a financial institution in May 2012. Under the arrangement, we have provided an up-front cash payment of $100.0 million and depending on market conditions, will receive either shares of our common stock or cash at the expiration of the agreement. This prepayment is currently recorded as a component of additional capital in our consolidated balance sheets.

NOTE 15:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2012
Unrealized loss, net of reclassifications from sale or maturity, on available-for-sale securities	$(404)	$(158)	$(246)
Unrealized gain on hedging activities	30,801	12,035	18,766
Pension plan curtailment	7,102	2,763	4,339
Other comprehensive income	37,499	14,640	22,859
Less other comprehensive loss attributable to noncontrolling interest	(137)	—	(137)
Other comprehensive income attributable to HollyFrontier stockholders	$37,636	$14,640	$22,996

Three Months Ended June 30, 2011
Unrealized loss on available-for-sale securities	$(459)	$(179)	$(280)
Unrealized gain on hedging activities	271	35	236
Other comprehensive loss	(188)	(144)	(44)
Less other comprehensive income attributable to noncontrolling interest	178	—	178
Other comprehensive loss attributable to HollyFrontier stockholders	$(366)	$(144)	$(222)

Six Months Ended June 30, 2012
Unrealized loss, net of reclassifications from sale or maturity, on available-for-sale securities	$(216)	$(84)	$(132)
Unrealized loss on hedging activities	(124,814)	(48,709)	(76,105)
Pension plan curtailment	7,102	2,763	4,339
Other comprehensive loss	(117,928)	(46,030)	(71,898)
Less other comprehensive income attributable to noncontrolling interest	400	—	400
Other comprehensive loss attributable to HollyFrontier stockholders	$(118,328)	$(46,030)	$(72,298)

Six Months Ended June 30, 2011
Unrealized loss on available-for-sale securities	$(317)	$(124)	$(193)
Unrealized gain on hedging activities	1,592	222	1,370
Other comprehensive income	1,275	98	1,177
Less other comprehensive income attributable to noncontrolling interest	1,020	—	1,020
Other comprehensive income attributable to HollyFrontier stockholders	$255	$98	$157

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The temporary unrealized gain (loss) on available-for-sale securities is due to changes in market prices of securities.

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	June 30, 2012	December 31, 2011
	(In thousands)
Pension obligation adjustment	$(18,376)	$(22,715)
Retiree medical obligation adjustment	(4,042)	(4,042)
Unrealized gain on available-for-sale securities	2	134
Unrealized gain on hedging activities, net of noncontrolling interest	27,991	104,496
Accumulated other comprehensive income	$5,575	$77,873

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 16:	Retirement Plan

We sponsor a non-contributory defined benefit retirement plan that covers most legacy Holly non-union employees hired prior to January 1, 2007 and union employees hired prior to July 1, 2010, which was closed to new entrants effective January 1, 2007 for non-union employees and July 1, 2010 for union employees. Effective January 1, 2012, no additional benefits will be accrued under this plan for non-union employee participants and effective May 1, 2012, no additional benefits will be accrued for union employee participants, at which time the plan was fully frozen. The changes to the union employee participants have been accounted for as a curtailment. Accordingly, we adjusted the projected benefit obligation and accumulated other comprehensive income by $7.1 million and recorded additional pension expense of $0.7 million in the second quarter of 2012. The changes related to the non-union employees were also accounted for as a curtailment, which was recorded in the fourth quarter of 2011. Our funding policy for this defined benefit retirement plan is to make annual contributions of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.

The net periodic pension expense consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Service cost – benefit earned during the period	$509	$1,268	$679	$2,535
Interest cost on projected benefit obligations	1,061	1,281	2,052	2,562
Expected return on plan assets	(949)	(1,339)	(1,899)	(2,678)
Amortization of prior service cost	50	97	67	195
Amortization of net loss	620	533	1,103	1,066
Estimated effect of curtailment	674	—	899	—
Net periodic pension expense	$1,965	$1,840	$2,901	$3,680

The expected long-term annual rate of return on plan assets is 6.5%, which is the rate is used in measuring 2012 net periodic benefit costs. We contributed $22.4 million to the retirement plan in June 2012.

In 2012, we established a program for non-union plan participants whose benefits pursuant to the defined benefit plan were frozen. The program provides for payments after year-end of each of the next three years provided the employee remains with the us. The payments are based on each employee's years of service and eligible salary. For the three and six months ended June 30, 2012, we recognized transition benefit costs of $3.5 million and $6.9 million, respectively, that relates to our transition to the new defined contribution plan.

We have a post-retirement healthcare and other benefits plan that is available to certain eligible employees who were hired before certain defined dates and satisfy certain age and service requirements.The net periodic benefit expense of this plan consisted of the following components:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands)
Service cost – benefit earned during the period	$475	$950
Interest cost on projected benefit obligations	875	1,750
Amortization of prior service credit	(550)	(1,100)
Amortization of net loss	75	150
Net periodic pension expense	$875	$1,750

NOTE 17:	Contingencies

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

	Refining (1)	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2012
Sales and other revenues	$4,795,469	$63,692	$4,411	$(56,891)	$4,806,681
Depreciation and amortization	$43,665	$8,728	$4,762	$(207)	$56,948
Income (loss) from operations	$812,936	$34,554	$(33,756)	$(597)	$813,137
Capital expenditures	$56,262	$5,681	$4,690	$—	$66,633

Three Months Ended June 30, 2011
Sales and other revenues	$2,953,226	$50,940	$153	$(37,186)	$2,967,133
Depreciation and amortization	$23,478	$7,309	$1,252	$(207)	$31,832
Income (loss) from operations	$321,032	$27,692	$(18,040)	$(505)	$330,179
Capital expenditures	$25,152	$11,425	$45,690	$—	$82,267

Six Months Ended June 30, 2012
Sales and other revenues	$9,715,200	$127,207	$8,635	$(112,623)	$9,738,419
Depreciation and amortization	$85,197	$18,587	$9,680	$(414)	$113,050
Income (loss) from operations	$1,228,062	$69,183	$(63,505)	$(1,039)	$1,232,701
Capital expenditures	$101,796	$12,008	$14,216	$—	$128,020

Six Months Ended June 30, 2011
Sales and other revenues	$5,268,318	$95,945	$801	$(71,346)	$5,293,718
Depreciation and amortization	$46,461	$14,544	$2,549	$(414)	$63,140
Income (loss) from operations	$473,136	$51,303	$(34,138)	$(1,023)	$489,278
Capital expenditures	$45,784	$22,900	$87,621	$—	$156,305

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining (1)	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(in thousands)
June 30, 2012
Cash, cash equivalents and investments in marketable securities	$19	$4,216	$1,644,211	$—	$1,648,446
Total assets	$7,213,749	$988,670	$1,222,787	$(42,674)	$9,382,532
Long-term debt	$—	$613,195	$698,156	$(16,188)	$1,295,163

December 31, 2011
Cash, cash equivalents and investments in marketable securities	$—	$3,269	$1,837,341	$—	$1,840,610
Total assets	$6,280,426	$995,120	$2,421,140	$(120,443)	$9,576,243
Long-term debt	$—	$598,761	$705,331	$(89,350)	$1,214,742
(1) The Refining segment reflects the operations of the El Dorado and Cheyenne Refineries beginning July 1, 2011 (date of Holly-Frontier merger).

HEP segment revenues from external customers were $9.5 million and $13.8 million for the three months ended June 30, 2012 and 2011, respectively, and $20.2 million and $24.7 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 19:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 42% ownership interest at June 30, 2012, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

The following condensed consolidating financial information is provided for HollyFrontier Corporation (the “Parent”), the Guarantor Restricted Subsidiaries, the Non-Guarantor Restricted Subsidiaries and the Non-Guarantor Non-Restricted Subsidiaries. The information has been presented as if the Parent accounted for its ownership in the Guarantor Restricted Subsidiaries, and the Guarantor Restricted Subsidiaries accounted for the ownership of the Non-Guarantor Restricted Subsidiaries and Non-Guarantor Non-Restricted Subsidiaries, using the equity method of accounting. The Guarantor Restricted Subsidiaries and the Non-Guarantor Restricted Subsidiaries are collectively the “Restricted Subsidiaries.”

Our revaluation of HEP’s assets and liabilities at March 1, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,366,416	$1,564	$2	$—	$1,367,982	$4,216	$—	$1,372,198
Marketable securities	266,477	6	—	—	266,483	—	—	266,483
Accounts receivable, net	2,771	600,822	1,051	—	604,644	30,169	(31,087)	603,726
Intercompany accounts receivable (payable)	2,378,862	(2,686,908)	308,046	—	—	—	—	—
Inventories	—	1,308,493	—	—	1,308,493	1,326	—	1,309,819
Income taxes receivable	93,644	—	4	—	93,648	—	—	93,648
Prepayments and other	13,396	47,437	1,043	—	61,876	2,084	(4,142)	59,818
Total current assets	4,121,566	(728,586)	310,146	—	3,703,126	37,795	(35,229)	3,705,692
Properties, plants and equip, net	20,116	2,085,903	403,452	—	2,509,471	584,702	(5,867)	3,088,306
Marketable securities (long-term)	9,765	—	—	—	9,765	—	—	9,765
Investment in subsidiaries	2,331,322	629,603	(244,218)	(2,716,707)	—	—	—	—
Intangibles and other assets	9,804	2,204,370	25,000	(25,000)	2,214,174	366,173	(1,578)	2,578,769
Total assets	$6,492,573	$4,191,290	$494,380	$(2,741,707)	$8,436,536	$988,670	$(42,674)	$9,382,532

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,972	$1,086,102	$2,534	$—	$1,117,608	$9,695	$(31,087)	$1,096,216
Income taxes payable	13,712	148,553	—	—	162,265	—	—	162,265
Accrued liabilities	67,237	48,259	4,715	—	120,211	17,749	(4,142)	133,818
Deferred income tax liabilities	185,777	(16,381)	(10)	—	169,386	—	—	169,386
Total current liabilities	295,698	1,266,533	7,239	—	1,569,470	27,444	(35,229)	1,561,685
Long-term debt	669,983	28,173	—	—	698,156	613,195	(16,188)	1,295,163
Deferred income tax liabilities	163,090	247,020	967	—	411,077	—	4,951	416,028
Other long-term liabilities	90,426	93,132	—	(25,000)	158,558	6,195	(2,722)	162,031
Investment in HEP	—	225,110	—	—	225,110	—	(225,110)	—
Equity – HollyFrontier	5,273,376	2,331,322	486,174	(2,817,496)	5,273,376	341,836	(285,751)	5,329,461
Equity – noncontrolling interest	—	—	—	100,789	100,789	—	517,375	618,164
Total liabilities and equity	$6,492,573	$4,191,290	$494,380	$(2,741,707)	$8,436,536	$988,670	$(42,674)	$9,382,532

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$100	$4,795,719	$4,061	$(2,670)	$4,797,210	$63,692	$(54,221)	$4,806,681
Operating costs and expenses:
Cost of products sold	—	3,737,717	—	(2,596)	3,735,121	—	(53,357)	3,681,764
Operating expenses	—	201,876	3,061	—	204,937	17,923	(134)	222,726
General and administrative	29,451	146	22	—	29,619	2,487	—	32,106
Depreciation and amortization	876	43,963	3,588	—	48,427	8,728	(207)	56,948
Total operating costs and expenses	30,327	3,983,702	6,671	(2,596)	4,018,104	29,138	(53,698)	3,993,544
Income (loss) from operations	(30,227)	812,017	(2,610)	(74)	779,106	34,554	(523)	813,137
Other income (expense):
Earnings of equity method investments	823,251	11,927	13,613	(835,086)	13,705	794	(13,613)	886
Interest income (expense)	(13,424)	(944)	176	—	(14,192)	(12,665)	596	(26,261)
Gain on sale of marketable securities	—	326	—	—	326	—	—	326
	809,827	11,309	13,789	(835,086)	(161)	(11,871)	(13,017)	(25,049)
Income before income taxes	779,600	823,326	11,179	(835,160)	778,945	22,683	(13,540)	788,088
Income tax provision	285,643	—	—	—	285,643	75	—	285,718
Net income	493,957	823,326	11,179	(835,160)	493,302	22,608	(13,540)	502,370
Less net income attributable to noncontrolling interest	—	—	—	(656)	(656)	—	9,527	8,871
Net income attributable to HollyFrontier stockholders	$493,957	$823,326	$11,179	$(834,504)	$493,958	$22,608	$(23,067)	$493,499
Comprehensive income attributable to HollyFrontier stockholders	$509,400	$830,977	$11,179	$(834,504)	$517,052	$22,373	$(22,930)	$516,495

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$153	$2,953,226	$—	$—	$2,953,379	$50,940	$(37,186)	$2,967,133
Operating costs and expenses:
Cost of products sold	—	2,483,435	—	—	2,483,435	—	(36,340)	2,447,095
Operating expenses	—	124,992	121	—	125,113	14,366	(134)	139,345
General and administrative	16,976	133	—	—	17,109	1,573	—	18,682
Depreciation and amortization	907	23,644	179	—	24,730	7,309	(207)	31,832
Total operating costs and expenses	17,883	2,632,204	300	—	2,650,387	23,248	(36,681)	2,636,954
Income (loss) from operations	(17,730)	321,022	(300)	—	302,992	27,692	(505)	330,179
Other income (expense):
Earnings of equity method investments	329,496	9,268	9,480	(338,764)	9,480	467	(9,480)	467
Interest income (expense)	(5,063)	(795)	13	—	(5,845)	(9,286)	595	(14,536)
Merger transaction costs	(2,316)	—	—	—	(2,316)	—	—	(2,316)
	322,117	8,473	9,493	(338,764)	1,319	(8,819)	(8,885)	(16,385)
Income before income taxes	304,387	329,495	9,193	(338,764)	304,311	18,873	(9,390)	313,794
Income tax provision	111,943	—	—	—	111,943	18	—	111,961
Net income	192,444	329,495	9,193	(338,764)	192,368	18,855	(9,390)	201,833
Less net income attributable to noncontrolling interest	—	—	—	(75)	(75)	—	9,673	9,598
Net income attributable to HollyFrontier stockholders	$192,444	$329,495	$9,193	$(338,689)	$192,443	$18,855	$(19,063)	$192,235
Comprehensive income attributable to HollyFrontier stockholders	$192,510	$329,113	$9,193	$(338,689)	$192,127	$19,126	$(19,240)	$192,013

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$199	$9,715,457	$8,179	$(5,614)	$9,718,221	$127,207	$(107,009)	$9,738,419
Operating costs and expenses:
Cost of products sold	—	7,979,509	—	(5,540)	7,973,969	—	(105,288)	7,868,681
Operating expenses	—	423,667	6,117	(75)	429,709	34,911	(267)	464,353
General and administrative	54,424	662	22	—	55,108	4,526	—	59,634
Depreciation and amortization	1,979	85,774	7,124	—	94,877	18,587	(414)	113,050
Total operating costs and expenses	56,403	8,489,612	13,263	(5,615)	8,553,663	58,024	(105,969)	8,505,718
Income (loss) from operations	(56,204)	1,225,845	(5,084)	1	1,164,558	69,183	(1,040)	1,232,701
Other income (expense):
Earnings of equity method investments	1,247,902	23,131	26,577	(1,271,055)	26,555	1,625	(26,577)	1,603
Interest income (expense)	(27,447)	(1,400)	375	—	(28,472)	(31,835)	1,191	(59,116)
Gain on sale of marketable securities	—	326	—	—	326	—	—	326
	1,220,455	22,057	26,952	(1,271,055)	(1,591)	(30,210)	(25,386)	(57,187)
Income before income taxes	1,164,251	1,247,902	21,868	(1,271,054)	1,162,967	38,973	(26,426)	1,175,514
Income tax provision	425,974	—	—	—	425,974	150	—	426,124
Net income	738,277	1,247,902	21,868	(1,271,054)	736,993	38,823	(26,426)	749,390
Less net income attributable to noncontrolling interest	—	—	—	(1,285)	(1,285)	—	15,480	14,195
Net income attributable to HollyFrontier stockholders	$738,277	$1,247,902	$21,868	$(1,269,769)	$738,278	$38,823	$(41,906)	$735,195
Comprehensive income attributable to HollyFrontier stockholders	$673,129	$1,240,467	$21,868	$(1,269,769)	$665,695	$39,508	$(42,306)	$662,897

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$801	$5,268,318	$—	$—	$5,269,119	$95,945	$(71,346)	$5,293,718
Operating costs and expenses:
Cost of products sold	—	4,501,361	—	—	4,501,361	—	(69,649)	4,431,712
Operating expenses	—	246,677	509	—	247,186	27,162	(260)	274,088
General and administrative	32,329	235	—	—	32,564	2,936	—	35,500
Depreciation and amortization	1,847	46,805	358	—	49,010	14,544	(414)	63,140
Total operating costs and expenses	34,176	4,795,078	867	—	4,830,121	44,642	(70,323)	4,804,440
Income (loss) from operations	(33,375)	473,240	(867)	—	438,998	51,303	(1,023)	489,278
Other income (expense):
Earnings of equity method investments	488,453	16,831	17,500	(505,284)	17,500	1,207	(17,500)	1,207
Interest income (expense)	(11,872)	(1,618)	26	—	(13,464)	(18,398)	1,207	(30,655)
Merger transaction costs	(6,014)	—	—	—	(6,014)	—	—	(6,014)
	470,567	15,213	17,526	(505,284)	(1,978)	(17,191)	(16,293)	(35,462)
Income before income taxes	437,192	488,453	16,659	(505,284)	437,020	34,112	(17,316)	453,816
Income tax provision	160,726	—	—	—	160,726	246	—	160,972
Net income	276,466	488,453	16,659	(505,284)	276,294	33,866	(17,316)	292,844
Less net income attributable to noncontrolling interest	—	—	—	(172)	(172)	—	16,087	15,915
Net income attributable to HollyFrontier stockholders	$276,466	$488,453	$16,659	$(505,112)	$276,466	$33,866	$(33,403)	$276,929
Comprehensive income attributable to HollyFrontier stockholders	$276,337	$488,204	$16,659	$(505,111)	$276,089	$36,440	$(35,443)	$277,086

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$347,534	$45,516	$(6,489)	$386,561	$73,500	$(30,558)	$429,503

Cash flows from investing activities
Additions to properties, plants and equip	(1,679)	(102,722)	(11,611)	(116,012)	—	—	(116,012)
Additions to properties, plants and equip – HEP	—	—	—	—	(12,008)	—	(12,008)
Investment in Sabine Biofuels	—	(2,000)	—	(2,000)	—	—	(2,000)
Purchases of marketable securities	(166,429)	—	—	(166,429)	—	—	(166,429)
Sales and maturities of marketable securities	151,066	930	—	151,996	—	—	151,996
	(17,042)	(103,792)	(11,611)	(132,445)	(12,008)	—	(144,453)
Cash flows from financing activities
Net repayments under credit agreement – HEP	—	—	—	—	(30,000)	—	(30,000)
Repayment of promissory notes	—	72,900	—	72,900	(72,900)	—	—
Net proceeds from issuance of senior notes - HEP	—	—	—	—	294,750	—	294,750
Repayment of senior notes - HFC	(5,000)	—	—	(5,000)	—	—	(5,000)
Principal tender on senior notes - HEP	—	—	—	—	(185,000)	—	(185,000)
Purchase of treasury stock	(189,771)	—	—	(189,771)	—	—	(189,771)
Net prepayment related to structured stock repurchase agreement	(100,000)	—	—	(100,000)	—	—	(100,000)
Contribution from joint venture partner	—	(9,000)	15,000	6,000	—	—	6,000
Dividends	(249,958)	—	—	(249,958)	—	—	(249,958)
Distributions to noncontrolling interest	—	—	—	—	(59,977)	31,033	(28,944)
Excess tax benefit from equity-based compensation	4,762	—	—	4,762	—	—	4,762
Purchase of units for restricted grants - HEP	—	—	—	—	(4,533)	—	(4,533)
Deferred financing costs	—	(67)	—	(67)	(3,162)	—	(3,229)
Other	—	(635)	—	(635)	277	(475)	(833)
	(539,967)	63,198	15,000	(461,769)	(60,545)	30,558	(491,756)
Cash and cash equivalents
Increase (decrease) for the period	(209,475)	4,922	(3,100)	(207,653)	947	—	(206,706)
Beginning of period	1,575,891	(3,358)	3,102	1,575,635	3,269	—	1,578,904
End of period	$1,366,416	$1,564	$2	$1,367,982	$4,216	$—	$1,372,198

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$304,061	$122,324	$5,051	$431,436	$46,289	$(19,729)	$457,996

Cash flows from investing activities:
Additions to properties, plants and equip	(2,623)	(51,382)	(79,400)	(133,405)	—	—	(133,405)
Additions to properties, plants and equip – HEP	—	—	—	—	(22,900)	—	(22,900)
Investment in Sabine Biofuels	(9,125)	—	—	(9,125)	—	—	(9,125)
Purchases of marketable securities	(157,782)	—	—	(157,782)	—	—	(157,782)
Sales and maturities of marketable securities	68,150	—	—	68,150	—	—	68,150
	(101,380)	(51,382)	(79,400)	(232,162)	(22,900)	—	(255,062)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	27,000	—	27,000
Purchase of treasury stock	(2,996)	—	—	(2,996)	—	—	(2,996)
Contribution from joint venture partner	—	(63,000)	79,500	16,500	—	—	16,500
Dividends	(15,984)	—	—	(15,984)	—	—	(15,984)
Distributions to noncontrolling interest	—	—	—	—	(44,862)	19,729	(25,133)
Excess tax benefit from equity-based compensation	498	—	—	498	—	—	498
Purchase of units for restricted grants - HEP	—	—	—	—	(1,379)	—	(1,379)
Deferred financing costs	(140)	—	—	(140)	(3,149)	—	(3,289)
Other	—	(563)	—	(563)	—	—	(563)
	(18,622)	(63,563)	79,500	(2,685)	(22,390)	19,729	(5,346)
Cash and cash equivalents
Increase (decrease) for the period:	184,059	7,379	5,151	196,589	999	—	197,588
Beginning of period	230,082	(9,035)	7,651	228,698	403	—	229,101
End of period	$414,141	$(1,656)	$12,802	$425,287	$1,402	$—	$426,689

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination between us and Frontier. On July 1, 2011, North Acquisition, Inc. a direct wholly-owned subsidiary of Holly Corporation ("Holly") merged with and into Frontier, with Frontier surviving as a wholly-owned subsidiary of Holly. Concurrent with the merger, we changed our name to HollyFrontier Corporation and changed the ticker symbol for our common stock traded on the New York Stock Exchange to “HFC.” Subsequent to the merger and following approval by the post-closing board of directors of HollyFrontier, Frontier merged with and into HollyFrontier, with HollyFrontier continuing as the surviving corporation. This merger combined the legacy Frontier refinery operations consisting of the El Dorado and Cheyenne Refineries, with Holly’s legacy refinery operations to form HollyFrontier.

In accordance with the merger agreement, we issued approximately 102.8 million shares of HollyFrontier common stock in exchange for outstanding shares of Frontier common stock to former Frontier stockholders. Based on the July 1, 2011 market closing price of $35.93, the aggregate equity consideration paid in connection with the merger was approximately $3.7 billion.

Our discussion of financial and operating results for the three and six months ended June 30, 2012 and 2011 is presented in the following section.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended June 30,		Change from 2011
	2012	2011 (1)	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,806,681	$2,967,133	$1,839,548	62.0%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,681,764	2,447,095	1,234,669	50.5
Operating expenses (exclusive of depreciation and amortization)	222,726	139,345	83,381	59.8
General and administrative expenses (exclusive of depreciation and amortization)	32,106	18,682	13,424	71.9
Depreciation and amortization	56,948	31,832	25,116	78.9
Total operating costs and expenses	3,993,544	2,636,954	1,356,590	51.4
Income from operations	813,137	330,179	482,958	146.3
Other income (expense):
Equity in earnings of SLC Pipeline	886	467	419	89.7
Interest income	681	657	24	3.7
Interest expense	(26,942)	(15,193)	(11,749)	77.3
Gain on sale of marketable securities	326	—	326	—
Merger transaction costs	—	(2,316)	2,316	(100.0)
	(25,049)	(16,385)	(8,664)	52.9
Income before income taxes	788,088	313,794	474,294	151.1
Income tax provision	285,718	111,961	173,757	155.2
Net income	502,370	201,833	300,537	148.9
Less net income attributable to noncontrolling interest	8,871	9,598	(727)	(7.6)
Net income attributable to HollyFrontier stockholders	$493,499	$192,235	$301,264	156.7%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$2.40	$1.80	$0.60	33.3%
Diluted	$2.39	$1.79	$0.60	33.5%
Cash dividends declared per common share	$0.65	$0.075	$0.575	766.7%
Average number of common shares outstanding:
Basic	205,727	106,730	98,997	92.8%
Diluted	206,481	107,340	99,141	92.4%

Table of Content

	Six Months Ended June 30,		Change from 2011
	2012	2011 (1)	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$9,738,419	$5,293,718	$4,444,701	84.0%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	7,868,681	4,431,712	3,436,969	77.6
Operating expenses (exclusive of depreciation and amortization)	464,353	274,088	190,265	69.4
General and administrative expenses (exclusive of depreciation and amortization)	59,634	35,500	24,134	68.0
Depreciation and amortization	113,050	63,140	49,910	79.0
Total operating costs and expenses	8,505,718	4,804,440	3,701,278	77.0
Income from operations	1,232,701	489,278	743,423	151.9
Other income (expense):
Equity in earnings of SLC Pipeline	1,603	1,207	396	32.8
Interest income	1,141	742	399	53.8
Interest expense	(60,257)	(31,397)	(28,860)	91.9
Gain on sale of marketable securities	326	—	326	—
Merger transaction costs	—	(6,014)	6,014	(100.0)
	(57,187)	(35,462)	(21,725)	61.3
Income before income taxes	1,175,514	453,816	721,698	159.0
Income tax provision	426,124	160,972	265,152	164.7
Net income	749,390	292,844	456,546	155.9
Less net income attributable to noncontrolling interest	14,195	15,915	(1,720)	(10.8)
Net income attributable to HollyFrontier stockholders	$735,195	$276,929	$458,266	165.5%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.55	$2.60	$0.95	36.5%
Diluted	$3.54	$2.58	$0.96	37.2%
Cash dividends declared per common share	$1.25	$0.15	$1.10	733.3%
Average number of common shares outstanding:
Basic	207,129	106,672	100,457	94.2%
Diluted	207,938	107,286	100,652	93.8%

(1) Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011. Assuming the merger had been consummated on January 1, 2011, pro forma revenues and net income for the three and the six months ended June 30, 2011 are as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Sales and other revenues	$5,037,660	$9,272,899
Net income attributable to HollyFrontier stockholders	$369,039	$603,105

Balance Sheet Data (Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$1,648,446	$1,840,610
Working capital	$2,144,007	$2,030,063
Total assets	$9,382,532	$9,576,243
Long-term debt	$1,295,163	$1,214,742
Total equity	$5,947,625	$5,835,900

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net cash provided by operating activities	$175,598	$327,454	$429,503	$457,996
Net cash used for investing activities	$(75,773)	$(114,012)	$(144,453)	$(255,062)
Net cash used for financing activities	$(387,177)	$(10,867)	$(491,756)	$(5,346)
Capital expenditures	$66,633	$82,267	$128,020	$156,305
EBITDA (1)	$862,426	$350,564	$1,333,485	$531,696

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

Our operations are organized into two reportable segments, Refining and HEP. See Note 18 "Segment Information" in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	243,150	110,100	249,710	107,860
Refinery throughput (BPD) (2)	259,250	111,850	266,020	109,290
Refinery production (BPD) (3)	251,870	110,110	260,070	107,050
Sales of produced refined products (BPD)	242,560	112,710	250,810	106,400
Sales of refined products (BPD) (4)	246,130	114,300	255,260	107,390
Refinery utilization (5)	93.5%	88.1%	96.0%	86.3%

Average per produced barrel (6)
Net sales	$118.72	$129.11	$119.38	$122.65
Cost of products (7)	94.16	109.94	98.31	105.53
Refinery gross margin	24.56	19.17	21.07	17.12
Refinery operating expenses (8)	4.63	5.56	4.73	5.76
Net operating margin	$19.93	$13.61	$16.34	$11.36

Refinery operating expenses per throughput barrel (9)	$4.33	$5.60	$4.46	$5.61

Feedstocks:
Sweet crude oil	71%	93%	71%	95%
Sour crude oil	7%	—%	8%	—%
Heavy sour crude oil	16%	5%	15%	4%
Other feedstocks and blends	6%	2%	6%	1%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	46%	38%	46%	37%
Diesel fuels	28%	30%	30%	30%
Jet fuels	10%	8%	9%	8%
Asphalt	2%	5%	2%	5%
Lubricants	5%	10%	5%	11%
Gas oil / intermediates	—%	6%	—%	6%
LPG and other	9%	3%	8%	3%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	92,960	86,080	87,050	78,070
Refinery throughput (BPD) (2)	101,090	94,190	95,740	86,600
Refinery production (BPD) (3)	100,960	93,620	94,010	85,220
Sales of produced refined products (BPD)	98,680	94,340	92,970	87,130
Sales of refined products (BPD) (4)	103,380	98,120	98,250	92,440
Refinery utilization (5)	93.0%	86.1%	87.1%	78.1%

Average per produced barrel (6)
Net sales	$123.25	$126.36	$124.50	$119.35
Cost of products (7)	94.98	104.24	100.33	100.30
Refinery gross margin	28.27	22.12	24.17	19.05
Refinery operating expenses (8)	5.06	5.17	5.81	5.71
Net operating margin	$23.21	$16.95	$18.36	$13.34

Refinery operating expenses per throughput barrel (9)	$4.94	$5.18	$5.64	$5.74

Feedstocks:
Sweet crude oil	4%	4%	2%	4%
Sour crude oil	80%	71%	80%	72%
Heavy sour crude oil	8%	16%	9%	14%
Other feedstocks and blends	8%	9%	9%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	49%	52%	51%	52%
Diesel fuels	40%	32%	38%	33%
Jet fuels	—%	1%	—%	1%
Fuel oil	6%	7%	6%	6%
Asphalt	2%	4%	2%	4%
LPG and other	3%	4%	3%	4%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	75,680	26,840	72,960	26,310
Refinery throughput (BPD) (2)	83,860	28,740	81,300	28,320
Refinery production (BPD) (3)	82,270	28,320	79,730	27,480
Sales of produced refined products (BPD)	80,230	27,600	78,440	27,130
Sales of refined products (BPD) (4)	82,360	27,600	80,840	27,170
Refinery utilization (5)	91.2%	86.6%	87.9%	84.9%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$120.97	$128.02	$115.98	$118.62
Cost of products (7)	85.93	99.79	91.24	94.95
Refinery gross margin	35.04	28.23	24.74	23.67
Refinery operating expenses (8)	6.05	6.16	6.30	6.29
Net operating margin	$28.99	$22.07	$18.44	$17.38

Refinery operating expenses per throughput barrel (9)	$5.79	$5.92	$6.08	$6.03

Feedstocks:
Sweet crude oil	43%	61%	44%	59%
Sour crude oil	2%	—%	2%	—%
Heavy sour crude oil	34%	5%	33%	5%
Black wax crude oil	11%	28%	11%	29%
Other feedstocks and blends	10%	6%	10%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	61%	55%	61%
Diesel fuels	33%	31%	32%	30%
Jet fuels	—%	1%	—%	1%
Fuel oil	1%	3%	2%	3%
Asphalt	6%	2%	5%	3%
LPG and other	6%	2%	6%	2%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	411,790	223,020	409,720	212,240
Refinery throughput (BPD) (2)	444,200	234,780	443,060	224,210
Refinery production (BPD) (3)	435,100	232,050	433,810	219,750
Sales of produced refined products (BPD)	421,470	234,650	422,220	220,660
Sales of refined products (BPD) (4)	431,870	240,020	434,350	227,000
Refinery utilization (5)	93.0%	87.1%	92.5%	82.9%

Average per produced barrel (6)
Net sales	$120.21	$127.87	$119.87	$120.85
Cost of products (7)	92.78	106.45	97.44	102.16
Refinery gross margin	27.43	21.42	22.43	18.69
Refinery operating expenses (8)	5.00	5.48	5.26	5.80
Net operating margin	$22.43	$15.94	$17.17	$12.89

Refinery operating expenses per throughput barrel (9)	$4.75	$5.47	$5.01	$5.71

Feedstocks:
Sweet crude oil	51%	54%	51%	55%
Sour crude oil	22%	29%	22%	28%
Heavy sour crude oil	18%	9%	17%	8%
Black wax crude oil	2%	3%	2%	4%
Other feedstocks and blends	7%	5%	8%	5%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated
Sales of produced refined products:
Gasolines	48%	46%	49%	46%
Diesel fuels	32%	31%	32%	32%
Jet fuels	6%	4%	6%	4%
Fuel oil	2%	3%	2%	3%
Asphalt	3%	5%	2%	4%
Lubricants	3%	5%	3%	5%
Gas oil / intermediates	—%	3%	—%	3%
LPG and other	6%	3%	6%	3%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). As a result of our merger effective July 1, 2011, our consolidated crude capacity increased from 256,000 BPSD to 443,000 BPSD.

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

Table of Content

Results of Operations – Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Summary
Net income attributable to HollyFrontier stockholders for the three months ended June 30, 2012 was $493.5 million ($2.40 per basic and $2.39 per diluted share), a $301.3 million increase compared to $192.2 million ($1.80 per basic and $1.79 per diluted share) for the three months ended June 30, 2011. Net income increased due principally to increased operating scale following our July 1, 2011 merger and strong second quarter refining margins. Refinery gross margins for the three months ended June 30, 2012 increased to $27.43 per produced barrel compared to $21.42 for the three months ended June 30, 2011.

Sales and Other Revenues
Sales and other revenues increased 62% from $2,967.1 million for the three months ended June 30, 2011 to $4,806.7 million for the three months ended June 30, 2012, due principally to $1,827.8 million in revenues attributable to the El Dorado and Cheyenne Refinery operations and higher sales volumes of refined products produced from the legacy Holly refineries, slightly offset by the effects of a decrease in refined product sales prices. The average sales price we received per produced barrel sold decreased 6% from $127.87 for the three months ended June 30, 2011 to $120.21 for the three months ended June 30, 2012. Sales and other revenues for the three months ended June 30, 2012 and 2011 include $9.5 million and $13.8 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 50% from $2,447.1 million for the three months ended June 30, 2011 to $3,681.8 million for the three months ended June 30, 2012, due principally to sales volumes attributable to the El Dorado and Cheyenne Refineries, partially offset by lower crude oil costs. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 13% from $106.45 for the three months ended June 30, 2011 to $92.78 for the three months ended June 30, 2012.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 28% from $21.42 for the three months ended June 30, 2011 to $27.43 for the three months ended June 30, 2012. This is due to the effects of a greater decrease in crude oil and feedstock prices relative to the average sales price we received per barrel of produced refined products sold. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 60% from $139.3 million for the three months ended June 30, 2011 to $222.7 million for the three months ended June 30, 2012, due principally to the inclusion of the El Dorado and Cheyenne Refinery operations. Also contributing to a much lesser extent were increased payroll and maintenance costs attributable to the legacy Holly refining operations.

General and Administrative Expenses
General and administrative expenses increased 72% from $18.7 million for the three months ended June 30, 2011 to $32.1 million for the three months ended June 30, 2012, due principally to higher employee benefit and equity-based compensation costs and increased corporate staffing levels as a result of our July 1, 2011 merger.

Depreciation and Amortization Expenses
Depreciation and amortization increased 79% from $31.8 million for the three months ended June 30, 2011 to $56.9 million for the three months ended June 30, 2012. The increase was due principally to depreciation and amortization attributable to the El Dorado and Cheyenne Refinery assets and capitalized improvement projects.

Interest Expense
Interest expense was $26.9 million for the three months ended June 30, 2012 compared to $15.2 million for the three months ended June 30, 2011. This increase reflects interest on the senior notes assumed upon our merger with Frontier. For the three months ended June 30, 2012 and 2011, interest expense included $12.7 million and $9.3 million, respectively, in interest costs attributable to HEP operations.

Table of Content

Merger Transaction Costs
For the three months ended June 30, 2011, we recognized merger transaction costs of $2.3 million related to our merger with Frontier effective July 1, 2011. These costs relate to legal, advisory and other professional fees that were directly attributable to the merger. There were no such costs incurred for the three months ended June 30, 2012.

Income Taxes
For the three months ended June 30, 2012, we recorded income tax expense of $285.7 million compared to $112.0 million for the three months ended June 30, 2011. This increase was due principally to significantly higher pre-tax earnings during the three months ended June 30, 2012 compared to the same period of 2011. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 36.3% and 35.7% for the three months ended June 30, 2012 and 2011, respectively.

Results of Operations – Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Summary
Net income attributable to HollyFrontier stockholders for the six months ended June 30, 2012 was $735.2 million ($3.55 per basic and $3.54 per diluted share), a $458.3 million increase compared to $276.9 million ($2.60 per basic and $2.58 per diluted share) for the six months ended June 30, 2011. Net income increased due principally to increased operating scale following our July 1, 2011 merger and higher refining margins in the current year. Refinery gross margins for the six months ended June 30, 2012 increased to $22.43 per produced barrel compared to $18.69 for the six months ended June 30, 2011.

Sales and Other Revenues
Sales and other revenues increased 84% from $5,293.7 million for the six months ended June 30, 2011 to $9,738.4 million for the six months ended June 30, 2012, due principally to $3,723.6 million in revenues attributable to the El Dorado and Cheyenne Refinery operations, higher sales volumes of refined products produced from the legacy Holly refineries and slightly higher year-to-date refined product sales prices. The average sales price we received per produced barrel sold decreased 1% from $120.85 for the six months ended June 30, 2011 to $119.87 for the six months ended June 30, 2012. Sales and other revenues for the six months ended June 30, 2012 and 2011 include $20.2 million and $24.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 78% from $4,431.7 million for the six months ended June 30, 2011 to $7,868.7 million for the six months ended June 30, 2012, due principally to sales volumes attributable to the El Dorado and Cheyenne Refineries, partially offset by lower crude oil costs. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 5% from $102.16 for the six months ended June 30, 2011 to $97.44 for the six months ended June 30, 2012.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 20% from $18.69 for the six months ended June 30, 2011 to $22.43 for the six months ended June 30, 2012. This is due to the effects of a greater decrease in crude oil and feedstock prices relative to the average sales price we received per barrel of produced refined products sold. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 69% from $274.1 million for the six months ended June 30, 2011 to $464.4 million for the six months ended June 30, 2012, due principally to the inclusion of the legacy Frontier refinery operations. Also contributing to a much lesser extent were increases to our long-term environmental remediation cost estimates and increased payroll and maintenance costs attributable to the legacy Holly refining operations.

General and Administrative Expenses
General and administrative expenses increased 68% from $35.5 million for the six months ended June 30, 2011 to $59.6 million for the six months ended June 30, 2012, due principally to higher employee benefit and equity-based compensation costs and increased corporate staffing levels as a result of our July 1, 2011 merger.

Depreciation and Amortization Expenses
Depreciation and amortization increased 79% from $63.1 million for the six months ended June 30, 2011 to $113.1 million for the six months ended June 30, 2012. The increase was due principally to depreciation and amortization attributable to the legacy

Table of Content

Frontier refinery assets and capitalized improvement projects.

Interest Expense
Interest expense was $60.3 million for the six months ended June 30, 2012 compared to $31.4 million for the six months ended June 30, 2011. This increase reflects interest on the senior notes assumed upon our merger with Frontier. For the six months ended June 30, 2012 and 2011, interest expense included $31.8 million and $18.4 million, respectively, in interest costs attributable to HEP operations.

Merger Transaction Costs
For the six months ended June 30, 2011, we recognized merger transaction costs of $6.0 million related to our merger with Frontier effective July 1, 2011. These costs relate to legal, advisory and other professional fees that were directly attributable to the merger. There were no such costs incurred for the six months ended June 30, 2012.

Income Taxes
For the six months ended June 30, 2012, we recorded income tax expense of $426.1 million compared to $161.0 million for the six months ended June 30, 2011. This increase was due principally to significantly higher pre-tax earnings during the six months ended June 30, 2012 compared to the same period of 2011. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 36.3% and 35.5% for the six months ended June 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement (the “HollyFrontier Credit Agreement”) with Union Bank, N.A. as administrative agent and certain lenders from time to time thereto. The HollyFrontier Credit Agreement matures in July 2016 and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries.

We were in compliance with all covenants at June 30, 2012. At June 30, 2012, we had no outstanding borrowings and outstanding letters of credit totaled $27.9 million under the HollyFrontier Credit Agreement. At that level of usage, the unused commitment was $972.1 million at June 30, 2012.

HEP Credit Agreement
In June 2012, HEP amended its previous credit agreement increasing the size of the credit facility from $375 million to $550 million. HEP's $550 million senior secured revolving credit facility expires in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At June 30, 2012, the HEP Credit Agreement had outstanding borrowings of $170.0 million

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our consolidated balance sheets). Indebtedness under the HEP Credit Agreement is recourse to HEP Logistics Holdings, L.P., its general partner, and guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HollyFrontier Senior Notes
Our senior notes consist of the following:

•	9.875% senior notes ($286.8 million principal amount maturing June 2017)

•	6.875% senior notes ($150 million principal amount maturing November 2018)

•	8.5% senior notes ($200 million principal amount maturing September 2016)

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

Table of Content

HollyFrontier Financing Obligation
We have a financing obligation that relates to a sale and lease-back of certain crude oil tankage that we sold to an affiliate of Plains All American Pipeline, L.P. (“Plains”) in October 2009. Under this transaction, the $40.0 million in cash proceeds received was recorded as a liability. Monthly lease payments are recorded as a reduction in principal over the 15-year lease term ending in 2024.

HEP Senior Notes
HEP’s senior notes consist of the following:

•	6.5% HEP senior notes ($300 million principal amount maturing March 2020)

•	8.25% HEP senior notes ($150 million principal amount maturing March 2018)

In March 2012, HEP issued $300 million in aggregate principal amount of 6.5% HEP senior notes maturing March 2020. The $294.8 million in net proceeds were used to repay $157.8 million aggregate principal amount of 6.25% HEP senior notes, $72.9 million in promissory notes due to HollyFrontier, related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the HEP Credit Agreement. In April 2012, HEP called for redemption the $27.3 million aggregate principal amount outstanding of 6.25% HEP senior notes.

The 6.5% and 8.25% HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

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

As of June 30, 2012, our cash, cash equivalents and investments in marketable securities totaled $1.6 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings.

In January 2012, our Board of Directors approved a $350 million stock repurchase program, and in June 2012, approved an additional $350 million repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. These programs may be discontinued at any time by the Board of Directors. As of June 30, 2012, we have repurchased 6,351,498 shares at a cost of $189.8 million under these stock repurchase programs.

In connection with these stock repurchase programs, we entered into a structured share repurchase arrangement with a financial institution in May 2012. Under the arrangement, we have provided an up-front cash payment of $100.0 million and depending on market conditions, will receive either shares of our common stock or cash at the expiration of the agreement. This prepayment has been recorded as a component of additional capital in our consolidated balance sheets.

Table of Content

Cash and cash equivalents decreased by $206.7 million for the six months ended June 30, 2012. Net cash used for investing and financing activities of $144.5 million and $491.8 million, respectively exceeded cash provided by operating activities of $429.5 million. Working capital increased by $113.9 million during the six months ended June 30, 2012.

Cash Flows – Operating Activities

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Net cash flows provided by operating activities were $429.5 million for the six months ended June 30, 2012 compared to $458.0 million for the six months ended June 30, 2011, an increase of $28.5 million. Net income for the six months ended June 30, 2012 was $749.4 million, an increase of $456.5 million compared to $292.8 million for the six months ended June 30, 2011. Non-cash adjustments consisting of depreciation and amortization, gain on sale of equity securities, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments resulted in an increase to operating cash flows of $137.8 million for the six months ended June 30, 2012 compared to $72.3 million for the same period in 2011. Changes in working capital items decreased cash flows by $405.1 million for the six months ended June 30, 2012 compared to an increase of $105.5 million for the six months ended June 30, 2011. The decrease in working capital items for the six months ended June 30, 2012 included a $418.9 million reduction in accounts payable caused by lower volumes of crude purchased and lower crude prices in the second quarter of 2012 compared to year-end 2011. Additionally, for the six months ended June 30, 2012, turnaround expenditures increased to $47.0 million from $19.8 million for the same period of 2011.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Net cash flows used for investing activities were $144.5 million for the six months ended June 30, 2012 compared to $255.1 million for the six months ended June 30, 2011, a decrease of $110.6 million. Cash expenditures for properties, plants and equipment for the first six months of 2012 decreased to $128.0 million from $156.3 million for the same period in 2011. These include HEP capital expenditures of $12.0 million and $22.9 million for the six months ended June 30, 2012 and 2011, respectively. Also for the six months ended June 30, 2012 and 2011, we invested $166.4 million and $157.8 million, respectively, in marketable securities and received proceeds of $152.0 million and $68.2 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that our management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2012 is $257.0 million including both sustaining capital and major capital projects. We expect to spend approximately $350.0 million in cash for capital projects in 2012, including projects approved in prior years, and this spending is comprised of $101.0 million at the Tulsa Refineries, $85.0 million at the Woods Cross Refinery, $55.0 million at the El Dorado Refinery, $46.0 million at the Cheyenne Refinery, $38.0 million at the Navajo Refinery, $16.0 million for our portion of the UNEV Pipeline and $9.0 million for miscellaneous projects. In addition, we expect to spend $120.0 million on refinery turnarounds and tank maintenance.

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

Table of Content

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

Cheyenne Refinery
We have approved four new compliance projects for the Cheyenne Refinery including wastewater treatment plant improvements, a wet gas scrubber for the FCC unit to reduce particulate and other emissions, MSAT2 related investments to reduce benzene in gasoline, and spending for additional tail gas unit associated with our sulfur recovery facilities. We also plan to improve metallurgy on portions of the Cheyenne Refinery’s delayed coking unit. These new major capital appropriations total approximately $60.0 million, and we expect to spend approximately 30% of this amount on these projects during 2012. Expenditures for MSAT2 compliance projects were accelerated by approximately one year at each of the Cheyenne and El Dorado Refineries due to the Holly-Frontier merger, which resulted in our loss of a small refiner exemption that previously provided for delayed compliance with this standard.

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

UNEV
The UNEV Pipeline and associated product terminals in Cedar City, Utah and Las Vegas, Nevada were operational during the first quarter of 2012. On July 12, 2012, we sold our 75% interest in the UNEV Pipeline to HEP. Consideration received consisted of $260.0 million in cash and approximately 1 million HEP common units. Our 75% share of the total installed cost of the pipeline was $310.0 million.

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

Table of Content

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

Cash Flows – Financing Activities

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Net cash flows used for financing activities were $491.8 million for the six months ended June 30, 2012 compared to $5.3 million for the six months ended June 30, 2011, an increase of $486.4 million. During the six months ended June 30, 2012, we purchased $189.8 million in common stock, paid $250.0 million in dividends, provided a $100.0 million up-front payment pursuant to a structured share repurchase arrangement, paid $5.0 million in principal on HFC's 9.875% senior notes, received a $6.0 million contribution from our UNEV Pipeline joint venture partner and recognized $4.8 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $294.8 million in net proceeds upon the issuance of the HEP 6.5% senior notes, paid $185.0 million in principal on the HEP 6.25% senior notes, received $99.0 million and repaid $129.0 million under the HEP Credit Agreement, paid distributions of $28.9 million to noncontrolling interests, incurred $3.2 million in deferred financing costs and purchased $4.5 million in HEP common units in the open market for recipients of its incentive grants. During the six months ended June 30, 2011, we purchased $3.0 million in common stock, paid $16.0 million in dividends, received a $16.5 million contribution from our UNEV Pipeline joint venture partner and recognized $0.5 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $64.0 million and repaid $37.0 million under the HEP Credit Agreement, paid distributions of $25.1 million to noncontrolling interests, incurred $3.3 million in deferred financing costs and purchased $1.4 million in HEP common units in the open market for recipients of its incentive grants.

Contractual Obligations and Commitments

HollyFrontier Corporation
There were no significant changes to our contractual obligations during the six months ended June 30, 2012.

HEP
In June 2012, HEP amended its credit agreement increasing the size of the credit facility from $375 million to $550 million. The HEP Credit Agreement expires in June 2017. During the six months ended June 30, 2012, HEP repaid net advances of $30.0 million resulting in $170.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2012.

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

Table of Content

In the first quarter of 2012, we changed our policy of reporting certain same-party accounts receivable and payable amounts in the consolidated balance sheets to reflect a net amount due under contractual netting agreements. Prior to this change, we reported such amounts on a gross basis with a same-party receivable and payable balance presented separately in our balance sheet. GAAP permits a reporting entity to elect a policy of offsetting same party receivables and payables when such amounts are net settled under legally enforceable contractual setoff provisions. We believe that a net presentation is preferable because it more appropriately presents our economic resources (accounts receivable) and claims against us (accounts payable) and the future cash flows associated with such assets and liabilities. Additionally, we believe a net presentation of such amounts conforms to the predominant practices used by others in our industry. We have applied this change in accounting principle on a retrospective basis and have recast our prior period financial statements. See Note 2 to our Consolidated Financial Statements under Item 8 for a summary of line items affected in our prior period financial statements.

We use the LIFO method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of June 30, 2012, there have been no impairments to goodwill.

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

We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of WTI crude oil and forecasted sales of ultra-low sulfur diesel and conventional unleaded gasoline. These contracts have been designated as accounting hedges and are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified in the statement of income as the hedging instruments mature. Also on a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged.

As of June 30, 2012, we have the following notional contract volumes (stated in barrels) related to outstanding swap contracts serving as cash flow hedges against price risk on forecasted purchases of crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Commodity Price Swaps	Total Outstanding Notional	2012	2013	Unit of Measure

WTI crude oil - long	10,096,000	9,016,000	1,080,000	Barrels
Ultra-low sulfur diesel - short	5,048,000	4,508,000	540,000	Barrels
Conventional unleaded gasoline - short	5,048,000	4,508,000	540,000	Barrels

Table of Content

We also have swap contracts that serve as economic hedges to fix our purchase price on forecasted crude oil, natural gas and butane purchases, and to lock in the spread between WCS and WTI crude oil on forecasted purchases. Also, we have NYMEX futures contracts to lock in prices on forecasted sales and purchases of inventory. These contracts are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to net income.

As of June 30, 2012, we have the following notional contract volumes related to our outstanding swap contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2012	2013	Unit of Measure

Commodity price swap (natural gas) - long	6,624,000	6,624,000	—	MMBTU
Commodity price swap (WCS spread) - long	6,422,500	765,000	5,657,500	Barrels
Commodity price swap (WTI) - short	150,000	—	150,000	Barrels
Commodity price swap (gasoline) - short	630,000	150,000	480,000	Barrels
Commodity price swap (butane) - long	540,000	540,000	—	Barrels
NYMEX futures (WTI) - long	380,000	146,000	234,000	Barrels
NYMEX futures (WTI)- short	1,008,000	1,008,000	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2012, HEP has an interest rate swap contract that hedges its exposure to the cash flow risk caused by the effects of LIBOR changes on a $155.0 million credit agreement advance. This interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin, of 2.00% as of June 30, 2012, which equaled an effective interest rate of 2.99%. This swap matures in February 2016.

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

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of June 30, 2012 is presented below:

	Outstanding Principal	Estimated Fair Value		Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$636,797	$686,628	19,108,000	$19,108
HEP Senior Notes	$450,000	$461,625	16,557,000	$16,557

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2012, outstanding borrowings under the HEP Credit Agreement were $170.0 million. By means of its cash flow hedge, HEP has effectively converted the variable rate on $155.0 million of outstanding principal to a fixed rate of 2.99%.

At June 30, 2012, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a

Table of Content

material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

Our operations are subject to normal hazards of petroleum processing operations, including fire, explosion and weather-related perils. We maintain various insurance coverages, including business interruption insurance, subject to certain deductibles. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income attributable to HollyFrontier stockholders	$493,499	$192,235	$735,195	$276,929
Add income tax provision	285,718	111,961	426,124	160,972
Add interest expense	26,942	15,193	60,257	31,397
Subtract interest income	(681)	(657)	(1,141)	(742)
Add depreciation and amortization	56,948	31,832	113,050	63,140
EBITDA	$862,426	$350,564	$1,333,485	$531,696

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

Table of Content

Refinery Gross and Net Operating Margins

Below are reconciliations to our consolidated statements of income for (i) net sales, cost of products and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$120.21	$127.87	$119.87	$120.85
Times sales of produced refined products sold (BPD)	421,470	234,650	422,220	220,660
Times number of days in period	91	91	182	181
Refined product sales from produced products sold	$4,610,507	$2,730,427	$9,211,295	$4,826,684

Total refined product sales	$4,610,507	$2,730,427	$9,211,295	$4,826,684
Add refined product sales from purchased products and rounding (1)	120,676	63,170	276,066	138,718
Total refined product sales	4,731,183	2,793,597	9,487,361	4,965,402
Add direct sales of excess crude oil (2)	32,558	138,492	190,840	273,901
Add other refining segment revenue (3)	31,728	21,137	36,999	29,015
Total refining segment revenue	4,795,469	2,953,226	9,715,200	5,268,318
Add HEP segment sales and other revenues	63,692	50,940	127,207	95,945
Add corporate and other revenues	4,411	153	8,635	801
Subtract consolidations and eliminations	(56,891)	(37,186)	(112,623)	(71,346)
Sales and other revenues	$4,806,681	$2,967,133	$9,738,419	$5,293,718

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$92.78	$106.45	$97.44	$102.16
Times sales of produced refined products sold (BPD)	421,470	234,650	422,220	220,660
Times number of days in period	91	91	182	181
Cost of products for produced products sold	$3,558,463	$2,273,043	$7,487,683	$4,080,215

Total cost of products for produced products sold	$3,558,463	$2,273,043	$7,487,683	$4,080,215
Add refined product costs from purchased products sold and rounding (1)	121,872	64,206	278,196	139,746
Total cost of refined products sold	3,680,335	2,337,249	7,765,879	4,219,961
Add crude oil cost of direct sales of excess crude oil (2)	29,733	135,981	185,543	268,861
Add other refining segment cost of products sold (4)	27,649	10,205	28,087	12,539
Total refining segment cost of products sold	3,737,717	2,483,435	7,979,509	4,501,361
Subtract consolidations and eliminations	(55,953)	(36,340)	(110,828)	(69,649)
Costs of products sold (exclusive of depreciation and amortization)	$3,681,764	$2,447,095	$7,868,681	$4,431,712

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.00	$5.48	$5.26	$5.80
Times sales of produced refined products sold (BPD)	421,470	234,650	422,220	220,660
Times number of days in period	91	91	182	181
Refinery operating expenses for produced products sold	$191,769	$117,015	$404,200	$231,649

Total refinery operating expenses per produced products sold	$191,769	$117,015	$404,200	$231,649
Add other refining segment operating expenses and rounding (5)	9,382	8,266	18,232	15,711
Total refining segment operating expenses	201,151	125,281	422,432	247,360
Add HEP segment operating expenses	17,923	14,366	34,911	27,162
Add corporate and other costs	3,786	(168)	7,352	(174)
Subtract consolidations and eliminations	(134)	(134)	(342)	(260)
Operating expenses (exclusive of depreciation and amortization)	$222,726	$139,345	$464,353	$274,088

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$22.43	$15.94	$17.17	$12.89
Add average refinery operating expenses per produced barrel	5.00	5.48	5.26	5.80
Refinery gross margin per barrel	27.43	21.42	22.43	18.69
Add average cost of products per produced barrel sold	92.78	106.45	97.44	102.16
Average sales price per produced barrel sold	$120.21	$127.87	$119.87	$120.85
Times sales of produced refined products sold (BPD)	421,470	234,650	422,220	220,660
Times number of days in period	91	91	182	181
Refined product sales from produced products sold	$4,610,507	$2,730,427	$9,211,295	$4,826,684

Total refined product sales from produced products sold	$4,610,507	$2,730,427	$9,211,295	$4,826,684
Add refined product sales from purchased products and rounding (1)	120,676	63,170	276,066	138,718
Total refined product sales	4,731,183	2,793,597	9,487,361	4,965,402
Add direct sales of excess crude oil (2)	32,558	138,492	190,840	273,901
Add other refining segment revenue (3)	31,728	21,137	36,999	29,015
Total refining segment revenue	4,795,469	2,953,226	9,715,200	5,268,318
Add HEP segment sales and other revenues	63,692	50,940	127,207	95,945
Add corporate and other revenues	4,411	153	8,635	801
Subtract consolidations and eliminations	(56,891)	(37,186)	(112,623)	(71,346)
Sales and other revenues	$4,806,681	$2,967,133	$9,738,419	$5,293,718

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

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

New Mexico OHSB Complaint – Navajo Tank Fire

On March 3, 2010, the New Mexico Occupational Health and Safety Bureau (“OHSB”), the New Mexico regulatory agency responsible for enforcing certain state occupational health and safety regulations, which are identical to Federal Occupational Safety and Health Administration (“OSHA”) regulations, commenced an inspection in relation to the tank fire that took place on March 2, 2010 at the Navajo facility in Artesia, New Mexico. On August 31, 2010, OHSB issued two citations to Navajo, alleging 10 willful violations and one serious violation of various construction safety standards. OHSB proposed penalties in the amount of $0.7 million. Navajo filed a notice of contest, challenging the citations. The parties commenced settlement negotiations but were unable to reach an agreement, thus OHSB filled an administrative complaint with New Mexico Occupational Health and Safety Review Commission (“OHSRC”) on December 20, 2010. Navajo and OHSB are presently negotiating a settlement with respect to the citations.
Propane Pit - Woods Cross
In December 2011, representatives of EPA Region 8 conducted an inspection of the Woods Cross refinery in Utah (“Woods Cross”). The purpose of the inspection was to determine compliance with the Chemical Accident Prevention and Risk Management Plan (“RMP”) requirements set forth in section 112(r)(7) of the Federal Clean Air Act and Part 68 of Title 40 of the Code of Federal Regulations. On January 31, 2012, EPA sent a letter to Woods Cross indicating it identified some potential violations of the RMP requirements. On February 28, 2012, representatives of Woods Cross and EPA had an initial meeting and preliminary discussion about the RMP issues EPA had identified. Prior to this meeting, in 2009 and 2010, Woods Cross voluntarily reported to EPA and the Utah Department of Environmental Quality possible regulatory issues associated with the Frozen Earth Storage propane pit (“FES”) at Woods Cross and was working to resolve them. In addition, prior to the meeting, Woods Cross had made a decision to decommission the FES. Woods Cross representatives communicated this decision to EPA at the February meeting. On April 17, 2012, EPA sent to Woods Cross a draft Administrative Order on Consent and a draft Consent Agreement under which Woods Cross would decommission the FES and pay a civil penalty of $159,200 for alleged RMP program violations-a number of which are unrelated to the FES. Woods Cross does not agree with EPA’s proposed penalty and the allegations of violations. Woods Cross believes that on a number of points there is simply a misunderstanding that, if resolved, leads directly to the conclusion that there were no violations. EPA granted Woods Cross 60 days to submit a written response to the draft enforcement documents. On June 25, 2012, Woods Cross submitted its response to the EPA allegations, explained why a penalty is inappropriate, and requested a meeting with EPA in a cooperative effort to resolve its concerns and contentions relating to the amount of the penalty and the legitimacy of a number of the alleged violations. At this early stage of the proceedings, it is impossible to accurately predict the outcome of this matter.

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under Approved Stock Repurchase Programs	Maximum Dollar Value of Shares Yet to be Purchased under Approved Stock Repurchase Programs
April 2012	1,021,543	$29.57	1,021,543	$255,625,172
May 2012	2,216,227	$29.50	2,216,227	$190,235,554
June 2012	967,381	$31.02	967,381	$510,228,860
Total for April to June 2012	4,205,151		4,205,151

Item 6.	Exhibits

The Exhibit Index on page 58 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 8, 2012	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President and Controller (Principal Accounting Officer)

Table of Content

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report filed July 8, 2011, File No. 1-03876).

3.2	Amended and Restated By-Laws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report filed November 21, 2011, File No. 1-03876).

10.1
HollyFrontier Corporation Form of Amendment to Change in Control Agreement for Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report filed May 10, 2012, File No. 1-03876).

10.2+	LLC Interest Purchase Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and HEP UNEV Holdings LLC.

10.3+	Seventh Amended and Restated Omnibus Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries.

10.4+	Limited Partial Waiver of Incentive Distribution Rights under the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated as of July 12, 2012.

10.5+	Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, by and among HEP UNEV Holdings LLC, HollyFrontier Holdings LLC and Holly Energy Partners, L.P.

10.6+
Termination of Option Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, HEP UNEV Pipeline LLC (f/k/a Holly UNEV Pipeline Company), Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C., HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and Holly Energy Partners - Operating, L.P.

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

101*
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

+ Filed herewith.
* Furnished electronically herewith.