Form 10-Q
period 2012-09-30
HollyFrontier Corp
filed 2012-11-08
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
203,145,233 shares of Common Stock, par value $.01 per share, were outstanding on October 31, 2012.

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

“MSAT2” means Control of Hazardous Air Pollutants from Mobile Sources, a rule issued by the U.S. Environmental Protection Agency to reduce hazardous emissions from motor vehicles and motor vehicle fuels.

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

“WCS” means Western Canada Select crude oil and is made up of Canadian heavy conventional and bitumen crude oils blended with sweet synthetic and condensate diluents.

“WTI” means West Texas Intermediate and is a grade of crude oil used as a common benchmark in oil pricing. WTI is a sweet crude oil and has a relatively low density.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	As Adjusted (see Note 2)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $1,993 and $6,369, respectively)	$2,057,408	$1,578,904
Marketable securities	280,409	211,639
Accounts receivable: Product and transportation (HEP: $42,832 and $37,290, respectively)	734,662	703,691
Crude oil resales	2,212	5,166
	736,874	708,857
Inventories: Crude oil and refined products	1,406,147	1,052,084
Materials and supplies (HEP: $1,233 and $1,483, respectively)	79,303	62,535
	1,485,450	1,114,619
Income taxes receivable	40,548	87,277
Prepayments and other (HEP: $3,080 and $2,246, respectively)	31,232	219,450
Total current assets	4,631,921	3,920,746

Properties, plants and equipment, at cost (HEP: $1,122,334 and $1,099,579, respectively)	3,823,731	3,631,787
Less accumulated depreciation (HEP: $(127,408) and $(93,200), respectively)	(703,799)	(578,882)
	3,119,932	3,052,905
Marketable securities (long-term)	5,519	50,067
Other assets: Turnaround costs	83,585	57,060
Goodwill (HEP: $288,991 and $288,991, respectively)	2,338,302	2,336,510
Intangibles and other (HEP: $76,096 and $75,902, respectively)	166,677	158,955
	2,588,564	2,552,525
Total assets	$10,345,936	$9,576,243

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $11,303 and $21,709, respectively)	$1,530,714	$1,504,694
Income taxes payable	150,899	40,366
Accrued liabilities (HEP: $19,315 and $16,006, respectively)	219,980	169,940
Deferred income tax liabilities	175,567	175,683
Total current liabilities	2,077,160	1,890,683

Long-term debt (HEP: $874,434 and $598,761, respectively)	1,346,227	1,214,742
Deferred income taxes	399,205	463,721
Other long-term liabilities (HEP: $7,574 and $4,000, respectively)	163,848	171,197

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of September 30, 2012 and December 31, 2011	2,560	2,563
Additional capital	3,904,379	3,859,367
Retained earnings	2,806,117	1,964,656
Accumulated other comprehensive income (loss)	(62,521)	77,873
Common stock held in treasury, at cost – 52,417,146 and 46,630,220 shares as of September 30, 2012 and December 31, 2011, respectively	(886,259)	(700,449)
Total HollyFrontier stockholders’ equity	5,764,276	5,204,010
Noncontrolling interest	595,220	631,890
Total equity	6,359,496	5,835,900
Total liabilities and equity	$10,345,936	$9,576,243

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2012 and December 31, 2011. HEP is a consolidated variable interest entity.

In July 2012, HEP acquired our 75% interest in UNEV Pipeline, LLC (“UNEV”). We have recast HEP's asset and liability balances at December 31, 2011 presented parenthetically above to include balances attributable to UNEV. See Note 4.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales and other revenues	$5,204,798	$5,173,398	$14,943,217	$10,467,116
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,898,736	3,989,927	11,767,417	8,421,639
Operating expenses (exclusive of depreciation and amortization)	233,859	227,883	698,212	501,971
General and administrative expenses (exclusive of depreciation and amortization)	28,787	43,141	88,421	78,641
Depreciation and amortization	65,112	43,240	178,162	106,380
Total operating costs and expenses	4,226,494	4,304,191	12,732,212	9,108,631
Income from operations	978,304	869,207	2,211,005	1,358,485
Other income (expense):
Earnings of equity method investments	852	532	2,455	1,739
Interest income	2,219	204	3,360	946
Interest expense	(21,103)	(25,074)	(81,360)	(56,471)
Gain on sale of marketable equity securities	—	—	326	—
Merger transaction costs	—	(9,100)	—	(15,114)
	(18,032)	(33,438)	(75,219)	(68,900)
Income before income taxes	960,272	835,769	2,135,786	1,289,585
Income tax provision:
Current	324,211	296,670	753,018	461,210
Deferred	25,411	8,088	22,728	4,520
	349,622	304,758	775,746	465,730
Net income	610,650	531,011	1,360,040	823,855
Less net income attributable to noncontrolling interest	10,277	7,923	24,472	23,838
Net income attributable to HollyFrontier stockholders	$600,373	$523,088	$1,335,568	$800,017
Earnings per share attributable to HollyFrontier stockholders:
Basic	$2.95	$2.50	$6.46	$5.66
Diluted	$2.94	$2.48	$6.44	$5.63
Cash dividends declared per common share	$1.15	$0.59	$2.40	$0.74
Average number of common shares outstanding:
Basic	203,557	209,583	206,657	141,353
Diluted	204,434	210,579	207,546	142,092

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$610,650	$531,011	$1,360,040	$823,855
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	13	(655)	(203)	(972)
Unrealized gain (loss), net of reclassifications from contract settlements of hedging instruments	(111,333)	23,272	(236,147)	24,864
Pension curtailment adjustment	—	—	7,102	—
Retirement medical obligation adjustment	—	9	—	9
Other comprehensive income (loss) before income taxes	(111,320)	22,626	(229,248)	23,901
Income tax expense (benefit)	(43,353)	8,520	(89,383)	8,618
Other comprehensive income (loss)	(67,967)	14,106	(139,865)	15,283
Total comprehensive income	542,683	545,117	1,220,175	839,138
Less noncontrolling interest in comprehensive income	10,406	8,640	25,001	25,575
Comprehensive income attributable to HollyFrontier stockholders	$532,277	$536,477	$1,195,174	$813,563

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
		As Adjusted (See Note 2)
Cash flows from operating activities:
Net income	$1,360,040	$823,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,162	106,380
Earnings of equity method investments, net of distributions	169	198
Gain on sale of marketable equity securities	(326)	—
Deferred income taxes	22,728	4,520
Equity-based compensation expense	25,399	15,535
Change in fair value – derivative instruments	(10,977)	(5,920)
(Increase) decrease in current assets:
Accounts receivable	(29,474)	495,971
Inventories	(370,831)	(195,575)
Income taxes receivable	53,465	51,034
Prepayments and other	16,690	7,778
Increase (decrease) in current liabilities:
Accounts payable	(96,263)	(403,762)
Income taxes payable	110,533	182,468
Accrued liabilities	(6,166)	28,999
Turnaround expenditures	(74,612)	(27,985)
Other, net	(6,749)	5,707
Net cash provided by operating activities	1,171,788	1,089,203

Cash flows from investing activities:
Additions to properties, plants and equipment	(178,235)	(98,428)
Additions to properties, plants and equipment – HEP	(29,302)	(175,795)
Increase in cash due to merger with Frontier	—	872,158
Investment in Sabine Biofuels	(2,000)	(9,125)
Purchases of marketable securities	(236,315)	(370,042)
Sales and maturities of marketable securities	212,216	194,386
Net cash provided by (used for) investing activities	(233,636)	413,154

Cash flows from financing activities:
Borrowings under credit agreement – HEP	523,000	93,000
Repayments under credit agreement – HEP	(292,000)	(50,000)
Net proceeds from issuance of senior notes – HEP	294,750	—
Principal tender on senior notes – HFC	(205,000)	(15)
Principal tender on senior notes – HEP	(185,000)	—
Purchase of treasury stock	(190,307)	(38,955)
Structured stock repurchase arrangement	8,620	—
Contribution from joint venture partner	6,000	27,500
Dividends	(382,610)	(129,377)
Distributions to noncontrolling interest	(43,749)	(37,929)
Excess tax benefit from equity-based compensation	16,021	1,399
Purchase of units for incentive grants – HEP	(4,919)	(1,641)
Deferred financing costs	(3,289)	(11,724)
Other	(1,165)	(857)
Net cash used for financing activities	(459,648)	(148,599)

Cash and cash equivalents:
Increase for the period	478,504	1,353,758
Beginning of period	1,578,904	229,101
End of period	$2,057,408	$1,582,859

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$77,184	$50,570
Income taxes	$622,314	$225,499

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

We merged with Frontier Oil Corporation (“Frontier”) effective July 1, 2011. Concurrent with the merger, we changed our name from Holly Corporation (“Holly”) to HollyFrontier and changed the ticker symbol for our common stock traded on the New York Stock Exchange to “HFC” (see Note 3). Accordingly, these financial statements include Frontier, its consolidated subsidiaries and the operations of the merged Frontier businesses effective July 1, 2011, but not prior to this date.

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of September 30, 2012, we:

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

•
owned Ethanol Management Company (“EMC”), a products terminal and blending facility near Denver, Colorado and a 50% interest in Sabine Biofuels II, LLC (“Sabine Biofuels”), a biodiesel production facility located in Port Arthur, Texas; and

•
owned a 44% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.'s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV, which owns a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”) and a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”), a 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2012, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and consolidated cash flows for the nine months ended September 30, 2012 and 2011 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 that has been filed with the SEC.

Our results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2012.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.5 million and $3.5 million at September 30, 2012 and December 31, 2011, respectively.

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

Goodwill: Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually, or more frequently if events or circumstances indicate the possibility of impairment. As of September 30, 2012, there have been no impairments to goodwill.

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

The following table summarizes the line items affected in our consolidated balance sheet at December 31, 2011:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands)
Accounts receivable: Crude oil resales	$743,544	$5,166	$(738,378)
Total current assets	4,659,124	3,920,746	(738,378)
Total assets	$10,314,621	$9,576,243	$(738,378)

Accounts payable	$2,243,072	$1,504,694	$(738,378)
Total current liabilities	2,629,061	1,890,683	(738,378)
Total liabilities and equity	$10,314,621	$9,576,243	$(738,378)

The following table summarizes the line items affected in our consolidated statement of cash flow for the nine months ended September 30, 2011:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands)
(Increase) decrease in current assets:
Accounts receivable	$389,289	$495,971	$106,682

Increase (decrease) in current liabilities:
Accounts payable	$(297,080)	$(403,762)	$(106,682)

At September 30, 2012, our accounts payable balance is presented net of $639.4 million in crude oil receivables subject to contractual setoff provisions. There was no cumulative impact to retained earnings since this change in accounting principle did not affect earnings.

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

Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011. Assuming the merger had been consummated on January 1, 2011, pro forma revenues, net income and basic and diluted earnings per share are as follows:

Nine Months Ended September 30, 2011
(In thousands, except per share amounts)
Sales and other revenues	$14,446,297
Net income attributable to HollyFrontier stockholders	$1,118,018
Basic earnings per share	$5.34
Diluted earnings per share	$5.31

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

As of September 30, 2012, we owned a 44% interest in HEP, including the 2% general partner interest. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 19 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the nine months ended September 30, 2012. We do not provide financial or equity support through any liquidity arrangements and /or debt guarantees to HEP.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

At September 30, 2012, we have an agreement to pledge up to 6,000,000 of our HEP common units to collateralize certain crude oil purchases. These units represent a 21% ownership interest in HEP.

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

UNEV Interest Transaction
On July 12, 2012, we sold our 75% interest in UNEV to HEP. We received consideration totaling approximately $315.0 million, which consisted of approximately $260.0 million in cash and 1 million HEP common units. As a result of this transaction, our ownership interest in HEP increased to 44%, which includes the 2% general partner interest. We have a 10-year transportation agreement with the UNEV Pipeline expiring in 2022 that results in minimum annualized payments to UNEV of $16.9 million.

We accounted for this transaction as a business transfer between entities under common control, whereby we have retrospectively adjusted HEP financial information for all prior periods presented as if UNEV was a consolidated subsidiary of HEP since inception. This had no impact on our consolidated balances and amounts; however, it did affect certain amounts presented under the HEP segment in Note 18, “Segment Information” and Note 19, “Supplemental Guarantor/Non-Guarantor Financial Information.”

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

Since HEP is a consolidated VIE, our transactions with HEP including the UNEV transaction and fees paid under our transportation agreements with HEP and UNEV, a consolidated subsidiary of HEP, are eliminated and have no impact on our consolidated financial statements.

HEP Common Unit Issuances
As a result of the common units received in connection with HEP's acquisition of our 75% interest in UNEV, we adjusted additional capital and equity attributable to HEP's noncontrolling interest holders to effectively reallocate a portion of HEP's equity among its unitholders.

NOTE 5:	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. HEP's outstanding credit agreement borrowings approximate fair value as interest rates are reset frequently at current interest rates.

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

The carrying amounts and related estimated fair values of our investments in marketable securities, derivative instruments and the senior notes at September 30, 2012 and December 31, 2011 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
September 30, 2012
Assets:
Marketable debt securities	$285,928	$285,928	$—	$285,928	$—
NYMEX futures contracts	4,126	4,126	4,126	—	—
Total assets	$290,054	$290,054	$4,126	$285,928	$—

Liabilities:
Commodity price swaps	$57,457	$57,457	$—	$29,409	$28,048
HollyFrontier senior notes	435,139	475,977	—	475,977	—
HEP senior notes	443,434	473,625	—	473,625	—
HEP interest rate swaps	3,764	3,764	—	3,764	—
Total liabilities	$939,794	$1,010,823	$—	$982,775	$28,048

December 31, 2011
Assets:
Equity securities	$753	$753	$753	$—	$—
Marketable debt securities	260,953	260,953	—	260,953	—
Commodity price swaps	175,654	175,654	—	144,038	31,616
Total assets	$437,360	$437,360	$753	$404,991	$31,616

Liabilities:
NYMEX futures contracts	$1,252	$1,252	$1,252	$—	$—
HollyFrontier senior notes	651,262	693,979	—	693,979	—
HEP senior notes	325,860	344,350	—	344,350	—
HEP interest rate swaps	520	520	—	520	—
Total liabilities	$978,894	$1,040,101	$1,252	$1,038,849	$—

Level 1 Financial Instruments
Our investments in equity securities and our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Financial Instruments
Investments in marketable debt securities and derivative instruments consisting of commodity price swaps and HEP's interest rate swaps are measured and recorded at fair value using Level 2 inputs. With respect to the commodity price and interest rate swap contracts, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP's interest rate swaps. The fair value of the marketable debt securities and senior notes is based on values provided by a third-party bank, which were derived using market quotes for similar type instruments, a Level 2 input.

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

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity price swap contracts) for the three and nine months ended September 30, 2012:

Level 3 Financial Instruments	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands)
Asset balance at beginning of period	$119,461	$31,616
Change in fair value	(192,446)	(158,893)
Settlement date fair value of contracts open at beginning of period	44,937	99,229
Liability balance at end of period	$(28,048)	$(28,048)

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of approximately $4.0 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Earnings attributable to HollyFrontier stockholders	$600,373	$523,088	$1,335,568	$800,017
Average number of shares of common stock outstanding	203,557	209,583	206,657	141,353
Effect of dilutive variable restricted shares and performance share units (1)	877	996	889	739
Average number of shares of common stock outstanding assuming dilution	204,434	210,579	207,546	142,092
Basic earnings per share	$2.95	$2.50	$6.46	$5.66
Diluted earnings per share	$2.94	$2.48	$6.44	$5.63

(1) Excludes anti-dilutive restricted and performance share units of:	—	39	3	179

NOTE 7:	Stock-Based Compensation

As of September 30, 2012, we have two principal share-based compensation plans including the Frontier plan that was retained upon the July 1, 2011 merger (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $7.3 million and $9.4 million for the three months ended September 30, 2012 and 2011, respectively, and $23.2 million and $13.9 million for the nine months ended September 30, 2012 and 2011, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs ratably over the vesting periods.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Additionally, HEP maintains a share-based compensation plan for HEP directors and select Holly Logistic Services, L.L.C. executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.5 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $2.1 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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

A summary of restricted stock activity and changes during the nine months ended September 30, 2012 is presented below:

Restricted Stock	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012 (non-vested)	1,122,350	$25.48
Granted	420,922	33.97
Vesting and transfer of ownership to recipients	(574,408)	23.48
Forfeited	(3,975)	33.06
Outstanding at September 30, 2012 (non-vested)	964,889	$30.35	$39,821

For the nine months ended September 30, 2012, we issued 574,408 shares of our common stock upon the vesting of restricted stock grants having a grant date fair value of $13.5 million. As of September 30, 2012, there was $12.3 million of total unrecognized compensation cost related to non-vested restricted stock grants. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to either a “financial performance” or “market performance” criteria, or both.

The fair value of performance share unit awards subject to financial performance criteria is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of September 30, 2012, estimated share payouts for outstanding non-vested performance share unit awards ranged from 107% to 175%.

For the performance share units subject to market performance criteria, performance is calculated as the total shareholder return achieved by HollyFrontier stockholders compared with the average shareholder return achieved by an equally-weighted peer group of independent refining companies over a three-year period. These share unit awards are valued using a Monte Carlo valuation model, which simulates future stock price movements using key inputs including grant date stock prices, expected stock price performance, expected rate of return and volatility. These units are payable in stock based on share price performance relative to the defined peer group and can range from zero to 200% of the initial target award.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of performance share unit activity and changes during the nine months ended September 30, 2012 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2012 (non-vested)	774,788
Granted	298,559
Vesting and transfer of ownership to recipients	(240,019)
Forfeited	(5,057)
Outstanding at September 30, 2012 (non-vested)	828,271

For the nine months ended September 30, 2012, we issued 459,426 shares of our common stock, representing a 191% payout on vested performance share units having a grant date fair value of $2.8 million. Based on the weighted-average grant date fair value of $28.20 per share, there was $15.1 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 8:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at September 30, 2012 consisted of cash, cash equivalents and investments in debt securities primarily issued by government and municipal entities.

We invest in highly-rated marketable debt securities, primarily issued by government and municipal entities that have maturities at the date of purchase of greater than three months. We also invest in other marketable debt securities with the maximum maturity or put date of any individual issue generally not greater than two years from the date of purchase, which are usually held until maturity. All of these instruments are classified as available-for-sale. As a result, they are reported at fair value using quoted market prices. Interest income is recorded as earned. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income. Upon sale, realized gains and losses on the sale of marketable securities are computed based on the specific identification of the underlying cost of the securities sold and the unrealized gains and losses previously reported in other comprehensive income are reclassified to current earnings.

The following is a summary of our available-for-sale securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
September 30, 2012
Marketable debt securities (state and political subdivisions)	$285,915	$26	$(13)	$285,928

December 31, 2011
Marketable debt securities (state and political subdivisions)	$260,879	$74	$—	$260,953
Equity securities	610	143	—	753
Total marketable securities	$261,489	$217	$—	$261,706

For the nine months ended September 30, 2012, we invested $236.3 million in marketable debt securities and received a total of $212.2 million from sales and maturities of equity and marketable debt securities.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 9:	Inventories

Inventory consists of the following components:

	September 30, 2012	December 31, 2011
	(In thousands)
Crude oil	$526,783	$400,952
Other raw materials and unfinished products(1)	126,406	137,356
Finished products(2)	752,958	513,776
Process chemicals(3)	2,663	1,180
Repairs and maintenance supplies and other	76,640	61,355
Total inventory	$1,485,450	$1,114,619

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

NOTE 10:	Goodwill

The following table provides a summary of changes to our goodwill balance by segment for the nine months ended September 30, 2012.

	Refining Segment	HEP	Total
	(In thousands)
Balance at January 1, 2012	$2,047,519	$288,991	$2,336,510
Adjustment to goodwill related to Frontier merger	1,792	—	1,792
Balance at September 30, 2012	$2,049,311	$288,991	$2,338,302

During the first quarter of 2012, we adjusted goodwill upon finalizing certain fair value estimates that primarily relate to income tax receivables, properties, plants and equipment and environmental liabilities that were recognized upon our July 1, 2011 merger with Frontier.

NOTE 11:	Environmental

We expensed $1.7 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $16.9 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $61.8 million and $42.2 million at September 30, 2012 and December 31, 2011, respectively, of which $48.6 million and $31.7 million, respectively, were classified as other long-term liabilities. These accruals include remediation costs expected to be incurred over an extended period of time. They also include $15.6 million in environmental liabilities that were assumed upon our merger with Frontier.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

At September 30, 2012, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $29.2 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
In June 2012, HEP amended its previous credit agreement, increasing the size of the credit facility from $375 million to $550 million. HEP's $550 million senior secured revolving credit facility matures in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At September 30, 2012, the HEP Credit Agreement had outstanding borrowings of $431.0 million.

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our consolidated balance sheets). Indebtedness under the HEP Credit Agreement involves recourse to HEP Logistics Holdings, L.P., its general partner, and is guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

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

In September 2012, we redeemed our $200 million aggregate principal amount of 8.5% senior notes maturing September 2016 at a $208.5 million redemption price. At that time, we recognized an unamortized debt premium which was netted against the $8.5 million redemption premium, resulting in a net reduction of $2.4 million to interest expense upon redemption.

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

HEP Senior Notes
HEP’s senior notes consist of the following:

•	8.25% HEP senior notes ($150 million principal amount maturing March 2018)

•	6.5% HEP senior notes ($300 million principal amount maturing March 2020)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In March 2012, HEP issued $300 million in an aggregate principal amount of 6.5% HEP senior notes maturing March 2020. The $294.8 million in net proceeds were used to repay $157.8 million aggregate principal amount of 6.25% HEP senior notes, $72.9 million in promissory notes due to HollyFrontier, related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the HEP Credit Agreement. In April 2012, HEP called for redemption the $27.3 million aggregate principal amount outstanding of 6.25% HEP senior notes.

The 8.25% and 6.5% HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes involves recourse to HEP Logistics Holdings, L.P., its general partner, and is guaranteed by HEP’s wholly-owned subsidiaries. However, any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

The carrying amounts of long-term debt are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
9.875% Senior Notes
Principal	$286,812	$291,812
Unamortized discount	(7,788)	(8,930)
	279,024	282,882
6.875% Senior Notes
Principal	150,000	150,000
Unamortized premium	6,115	6,490
	156,115	156,490
8.5% Senior Notes
Principal	—	199,985
Unamortized premium	—	11,905
	—	211,890
Financing Obligation	36,654	37,620

Total HollyFrontier long-term debt	471,793	688,882

HEP Credit Agreement	431,000	200,000

HEP 8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,678)	(1,907)
	148,322	148,093
HEP 6.5% Senior Notes
Principal	300,000	—
Unamortized discount	(4,888)	—
	295,112	—
HEP 6.25% Senior Notes
Principal	—	185,000
Unamortized discount	—	(8,331)
Unamortized premium – designated fair value hedge	—	1,098
	—	177,767

Total HEP long-term debt	874,434	525,860

Total long-term debt	$1,346,227	$1,214,742

We capitalized interest attributable to construction projects of $2.5 million and $5.8 million for the three months ended September 30, 2012 and 2011, respectively, and $6.3 million and $13.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of WTI crude oil and forecasted sales of ultra-low sulfur diesel and conventional unleaded gasoline. These contracts have been designated as accounting hedges and are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. Also on a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
		(In thousands)
Three Months Ended September 30, 2012
Commodity price swaps
Change in fair value	$(144,635)	Sales and other revenues	$(44,936)	Sales and other revenues	$(3,531)
Loss reclassified to earnings due to settlements	33,409	Cost of products sold	11,527	Cost of products sold	6,208
Total	$(111,226)		$(33,409)		$2,677

Three Months Ended September 30, 2011
Commodity price swaps
Change in fair value	$22,181	Cost of products sold	$—	Cost of products sold	$362

Nine Months Ended September 30, 2012
Commodity price swaps
Change in fair value	$(257,711)	Sales and other revenues	$(99,228)	Sales and other revenues	$(1,876)
Loss reclassified to earnings due to settlements	20,986	Cost of products sold	78,242	Cost of products sold	(109)
Total	$(236,725)		$(20,986)		$(1,985)

Nine Months Ended September 30, 2011
Commodity price swaps
Change in fair value	$22,053
Loss reclassified to earnings due to settlements	166	Operating expenses	$(166)	Cost of products sold	$362
Total	$22,219		$(166)		$362

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

As of September 30, 2012, we have the following notional contract volumes (stated in barrels) related to outstanding swap contracts serving as cash flow hedges against price risk on forecasted purchases of crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Commodity Price Swaps	Total Outstanding Notional	2012	2013

WTI crude oil - long	13,351,000	5,336,000	8,015,000
Ultra-low sulfur diesel - short	10,143,000	2,668,000	7,475,000
Conventional unleaded gasoline - short	3,208,000	2,668,000	540,000

Economic Hedges
We also have swap contracts that serve as economic hedges to fix our purchase price on forecasted crude oil, natural gas and butane purchases, and to lock in the spread between WCS and WTI crude oil on forecasted purchases. Also, we have NYMEX futures contracts to lock in prices on forecasted sales and purchases of inventory. These contracts are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain Recognized in Income	2012	2011	2012	2011
	(In thousands)
Cost of products sold	$19,869	$10,034	$55,738	$9,382
Operating expenses	604	—	446	—
Total	$20,473	$10,034	$56,184	$9,382

As of September 30, 2012, we have the following notional contract volumes related to our outstanding swap contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2012	2013	Unit of Measure

Commodity price swap (natural gas) - long	3,312,000	3,312,000	—	MMBTU
Commodity price swap (WCS spread) - long	6,117,500	460,000	5,657,500	Barrels
Commodity price swap (WTI) - short	150,000	—	150,000	Barrels
Commodity price swap (gasoline) - short	630,000	150,000	480,000	Barrels
NYMEX futures (WTI) - long	234,000	—	234,000	Barrels
NYMEX futures (WTI)- short	2,206,000	1,856,000	350,000	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Rate Risk Management

HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2012, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2012, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. In August 2012, HEP entered into two similar interest rate swaps with identical terms which convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2012, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

At September 30, 2012, HEP had a pre-tax unrealized loss recorded in accumulated other comprehensive income of $5.9 million that relates to its current and previous cash flow hedging instruments. Of this amount, $2.1 million relates to a cash flow hedge terminated in December 2011 and represents the application of hedge accounting prior to termination. This amount will be amortized as a charge to interest expense through February 2013, the remaining term of the terminated swap contract.

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under cash flow hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
		(In thousands)
Three Months Ended September 30, 2012
Interest rate swaps
Change in fair value	$(1,802)
Loss reclassified to earnings due to settlements	1,695	Interest expense	$(1,695)
Total	$(107)		$(1,695)

Three Months Ended September 30, 2011
Interest rate swaps
Change in fair value	$(310)
Loss reclassified to earnings due to settlements	1,403	Interest expense	$(1,403)
Total	$1,093		$(1,403)

Nine Months Ended September 30, 2012
Interest rate swaps
Change in fair value	$(4,240)
Loss reclassified to earnings due to settlements	4,818	Interest expense	$(4,818)
Total	$578		$(4,818)

Nine Months Ended September 30, 2011
Interest rate swaps
Change in fair value	$(1,485)
Loss reclassified to earnings due to settlements	4,132	Interest expense	$(4,132)
Total	$2,647		$(4,132)

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

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
September 30, 2012
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	Accrued liabilities	$22,018	Accrued liabilities	$86,945
Variable-to-fixed interest rate swap contracts			Other long-term liabilities	3,764
Total		$22,018		$90,709

Derivatives not designated as hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$4,126
	Accrued liabilities	20,986	Accrued liabilities	$13,516
Total		$25,112		$13,516

December 31, 2011
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$173,784
Variable-to-fixed interest rate swap contracts			Other long-term liabilities	$520
Total		$173,784		$520

Derivatives not designated as hedging instruments:
Commodity price swap contracts	Prepayments and other current assets	$1,870	Accrued liabilities	$1,252

At September 30, 2012, we had a pre-tax net unrealized loss of $68.7 million classified in accumulated other comprehensive income that relates to all accounting hedges. Assuming commodity prices and interest rates remain unchanged, an unrealized loss of approximately $66.0 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments mature over the next twelve-month period.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 14:	Equity

Changes to equity during the nine months ended September 30, 2012 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2011	$5,204,010	$631,890	$5,835,900
Net income	1,335,568	24,472	1,360,040
Other comprehensive income (loss)	(140,394)	529	(139,865)
Dividends	(494,107)	—	(494,107)
Distributions to noncontrolling interest holders	—	(43,749)	(43,749)
Allocated equity on HEP unit issuances	11,469	(18,763)	(7,294)
Contribution from joint venture partner	—	3,000	3,000
Equity-based compensation	23,166	2,233	25,399
Excess tax benefit attributable to equity-based compensation	16,020	—	16,020
Purchase of treasury stock (1)	(200,076)	—	(200,076)
Net proceeds received under structured share repurchase arrangement	8,620	—	8,620
Purchase of HEP units for restricted grants	—	(4,392)	(4,392)
Balance at September 30, 2012	$5,764,276	$595,220	$6,359,496

(1)	Includes 329,631 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In January 2012, our Board of Directors approved a $350 million stock repurchase program, and in June 2012, approved an additional $350 million repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. These programs may be discontinued at any time by the Board of Directors. As of September 30, 2012, we have repurchased 6,351,498 shares at a cost of $189.8 million under these stock repurchase programs.

In May 2012, we entered into a structured share repurchase arrangement with a financial institution under which we provided an up-front cash payment of $100.0 million and, depending on market conditions, would either receive shares of our common stock or cash at the expiration of the agreement. The agreement expired in September 2012 at which time we received our up-front payment plus an additional $8.6 million in cash that was recorded as additional capital.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 15:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2012
Unrealized gain, net of reclassifications from sale or maturity, on available-for-sale securities	$13	$6	$7
Unrealized loss on hedging activities	(111,333)	(43,359)	(67,974)
Other comprehensive loss	(111,320)	(43,353)	(67,967)
Less other comprehensive income attributable to noncontrolling interest	129	—	129
Other comprehensive loss attributable to HollyFrontier stockholders	$(111,449)	$(43,353)	$(68,096)

Three Months Ended September 30, 2011
Unrealized loss on available-for-sale securities	$(655)	$(252)	$(403)
Unrealized gain on hedging activities	23,272	8,772	14,500
Retirement medical obligation adjustment	9	—	9
Other comprehensive income	22,626	8,520	14,106
Less other comprehensive income attributable to noncontrolling interest	717	—	717
Other comprehensive income attributable to HollyFrontier stockholders	$21,909	$8,520	$13,389

Nine Months Ended September 30, 2012
Unrealized loss, net of reclassifications from sale or maturity, on available-for-sale securities	$(203)	$(78)	$(125)
Unrealized loss on hedging activities	(236,147)	(92,068)	(144,079)
Pension plan curtailment	7,102	2,763	4,339
Other comprehensive loss	(229,248)	(89,383)	(139,865)
Less other comprehensive income attributable to noncontrolling interest	529	—	529
Other comprehensive loss attributable to HollyFrontier stockholders	$(229,777)	$(89,383)	$(140,394)

Nine Months Ended September 30, 2011
Unrealized loss on available-for-sale securities	$(972)	$(376)	$(596)
Unrealized gain on hedging activities	24,864	8,994	15,870
Retirement medical obligation adjustment	9	—	9
Other comprehensive income	23,901	8,618	15,283
Less other comprehensive income attributable to noncontrolling interest	1,737	—	1,737
Other comprehensive income attributable to HollyFrontier stockholders	$22,164	$8,618	$13,546

The temporary unrealized gain (loss) on available-for-sale securities is due to changes in market prices of securities.

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	September 30, 2012	December 31, 2011
	(In thousands)
Pension obligation adjustment	$(18,376)	$(22,715)
Retiree medical obligation adjustment	(4,042)	(4,042)
Unrealized gain on available-for-sale securities	9	134
Unrealized gain (loss) on hedging activities, net of noncontrolling interest	(40,112)	104,496
Accumulated other comprehensive income (loss)	$(62,521)	$77,873

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 16:	Retirement Plan

We sponsor a non-contributory defined benefit retirement plan that covers most legacy Holly non-union employees hired prior to January 1, 2007 and union employees hired prior to July 1, 2010, and was closed to new entrants effective January 1, 2007 for non-union employees and July 1, 2010 for union employees. Effective January 1, 2012, no additional benefits will be accrued under this plan for non-union employee participants and effective May 1, 2012, no additional benefits will be accrued for union employee participants, at which time the plan was fully frozen. The changes for union employee participants have been accounted for as a curtailment. Accordingly, we adjusted the projected benefit obligation and accumulated other comprehensive income by $7.1 million and recorded additional pension expense of $0.7 million in the second quarter of 2012. The changes related to the non-union employees were also accounted for as a curtailment, which was recorded in the fourth quarter of 2011. Our funding policy for this defined benefit retirement plan is to make annual contributions of not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Benefits are based on the employee’s years of service and compensation.

The net periodic pension expense consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost – benefit earned during the period	$—	$1,268	$679	$3,803
Interest cost on projected benefit obligations	955	1,281	3,007	3,844
Expected return on plan assets	(950)	(1,244)	(2,849)	(3,923)
Amortization of prior service cost	—	97	67	293
Amortization of net loss	415	529	1,518	1,594
Estimated effect of curtailment	—	798	899	798
Net periodic pension expense	$420	$2,729	$3,321	$6,409

The expected long-term annual rate of return on plan assets is 6.5%, which is the rate is used in measuring 2012 net periodic benefit costs. We contributed $22.4 million to the retirement plan in June 2012.

In 2012, we established a program for plan participants whose benefits pursuant to the defined benefit plan were frozen. The program provides for payments after year-end for each of the next three years provided the employee remains with the us. The payments are based on each employee's years of service and eligible salary. For the three and nine months ended September 30, 2012, we recognized transition benefit costs of $3.2 million and $10.1 million, respectively, associated with transition to the new defined contribution plan.

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements.The net periodic benefit expense of this plan consisted of the following components:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands)
Service cost – benefit earned during the period	$475	$1,425
Interest cost on projected benefit obligations	875	2,625
Amortization of prior service credit	(550)	(1,650)
Amortization of net loss	75	225
Net periodic pension expense	$875	$2,625

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 17:	Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

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

The HEP segment includes all of the operations of HEP, a consolidated VIE, which owns and operates logistics assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Revenues are generated by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its storage tanks and terminals. The HEP segment also includes a 75% interest in UNEV (a consolidated subsidiary of HEP) and a 25% interest in the SLC Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Our revaluation of HEP’s assets and liabilities at March 1, 2008 (date of reconsolidation) resulted in basis adjustments to our consolidated HEP balances. Therefore, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining (1)	HEP (2)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2012
Sales and other revenues	$5,192,649	$72,496	$352	$(60,699)	$5,204,798
Depreciation and amortization	$47,890	$12,636	$4,793	$(207)	$65,112
Income (loss) from operations	$973,586	$37,137	$(31,871)	$(548)	$978,304
Capital expenditures	$70,069	$5,683	$3,765	$—	$79,517

Three Months Ended September 30, 2011
Sales and other revenues	$5,164,853	$49,131	$299	$(40,885)	$5,173,398
Depreciation and amortization	$35,070	$7,505	$872	$(207)	$43,240
Income (loss) from operations	$884,997	$24,587	$(40,135)	$(242)	$869,207
Capital expenditures	$46,294	$68,101	$3,523	$—	$117,918

Nine Months Ended September 30, 2012
Sales and other revenues	$14,907,849	$207,250	$912	$(172,794)	$14,943,217
Depreciation and amortization	$133,087	$38,683	$7,013	$(621)	$178,162
Income (loss) from operations	$2,201,648	$100,843	$(89,899)	$(1,587)	$2,211,005
Capital expenditures	$171,865	$29,302	$6,370	$—	$207,537

Nine Months Ended September 30, 2011
Sales and other revenues	$10,432,720	$144,916	$1,100	$(111,620)	$10,467,116
Depreciation and amortization	$81,875	$22,407	$2,719	$(621)	$106,380
Income (loss) from operations	$1,357,739	$75,700	$(73,689)	$(1,265)	$1,358,485
Capital expenditures	$92,078	$175,795	$6,350	$—	$274,223

September 30, 2012
Cash, cash equivalents and investments in marketable securities	$557	$1,993	$2,340,786	$—	$2,343,336
Total assets	$6,567,224	$1,409,151	$2,426,067	$(56,506)	$10,345,936
Long-term debt	$—	$874,434	$487,843	$(16,050)	$1,346,227

December 31, 2011
Cash, cash equivalents and investments in marketable securities	$—	$6,369	$1,834,241	$—	$1,840,610
Total assets	$6,280,426	$1,418,660	$1,997,601	$(120,444)	$9,576,243
Long-term debt	$—	$598,761	$705,331	$(89,350)	$1,214,742
(1) The Refining segment reflects the operations of the El Dorado and Cheyenne Refineries beginning July 1, 2011 (date of Holly-Frontier merger).
(2) HEP acquired our 75% interest in UNEV in July 2012. As a result, we have recast our HEP segment information to include the UNEV Pipeline operations as a consolidated subsidiary of HEP for all periods presented. For the three and nine months ended September 30, 2012, UNEV Pipeline revenues were $3.0 million and $10.8 million, respectively. The UNEV Pipeline was previously presented under Corporate and Other.

HEP segment revenues from external customers were $11.9 million and $8.3 million for the three months ended September 30, 2012 and 2011, respectively, and $34.6 million and $33.0 million for the nine months ended September 30, 2012 and 2011, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 19:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 44% ownership interest at September 30, 2012, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

HEP acquired our 75% interest in UNEV in July 2012. As a result, we have recast our HEP segment information to include the UNEV Pipeline operations as a consolidated subsidiary of HEP for all periods presented. The UNEV Pipeline was previously presented as a Non-Guarantor Restricted Subsidiary.

Condensed Consolidating Balance Sheet
September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,053,324	$2,089	$2	$—	$2,055,415	$1,993	$—	$2,057,408
Marketable securities	280,401	8	—	—	280,409	—	—	280,409
Accounts receivable, net	2,265	732,777	—	—	735,042	42,832	(41,000)	736,874
Intercompany accounts receivable (payable)	1,175,041	(1,431,906)	256,865	—	—	—	—	—
Inventories	—	1,484,217	—	—	1,484,217	1,233	—	1,485,450
Income taxes receivable	40,544	—	4	—	40,548	—	—	40,548
Prepayments and other	6,557	29,973	—	—	36,530	3,080	(8,378)	31,232
Total current assets	3,558,132	817,158	256,871	—	4,632,161	49,138	(49,378)	4,631,921
Properties, plants and equip, net	22,483	2,108,183	—	—	2,130,666	994,926	(5,660)	3,119,932
Marketable securities (long-term)	5,519	—	—	—	5,519	—	—	5,519
Investment in subsidiaries	3,251,918	280,048	(181,421)	(3,350,545)	—	—	—	—
Intangibles and other assets	9,608	2,215,337	25,000	(25,000)	2,224,945	365,087	(1,468)	2,588,564
Total assets	$6,847,660	$5,420,726	$100,450	$(3,375,545)	$8,993,291	$1,409,151	$(56,506)	$10,345,936

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135,714	$1,424,692	$4	$—	$1,560,410	$11,303	$(40,999)	$1,530,714
Income taxes payable	2,319	148,580	—	—	150,899	—	—	150,899
Accrued liabilities	87,232	120,858	954	—	209,044	19,315	(8,379)	219,980
Deferred income tax liabilities	191,958	(16,381)	(10)	—	175,567	—	—	175,567
Total current liabilities	417,223	1,677,749	948	—	2,095,920	30,618	(49,378)	2,077,160
Long-term debt	460,139	27,704	—	—	487,843	874,434	(16,050)	1,346,227
Deferred income tax liabilities	189,613	203,766	875	—	394,254	—	4,951	399,205
Other long-term liabilities	91,153	92,733	—	(25,000)	158,886	7,574	(2,612)	163,848
Investment in HEP	—	166,856	—	—	166,856	—	(166,856)	—
Equity – HollyFrontier	5,689,532	3,251,918	98,627	(3,350,545)	5,689,532	396,644	(321,900)	5,764,276
Equity – noncontrolling interest	—	—	—	—	—	99,881	495,339	595,220
Total liabilities and equity	$6,847,660	$5,420,726	$100,450	$(3,375,545)	$8,993,291	$1,409,151	$(56,506)	$10,345,936

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
December 31, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,575,891	$(3,358)	$2	$—	$1,572,535	$6,369	$—	$1,578,904
Marketable securities	210,886	753	—	—	211,639	—	—	211,639
Accounts receivable, net	8,317	698,911	—	—	707,228	37,290	(35,661)	708,857
Intercompany accounts receivable (payable)	3,075,563	(3,373,844)	298,281	—	—	—	—	—
Inventories	—	1,113,136	—	—	1,113,136	1,483	—	1,114,619
Income taxes receivable	87,273	4	—	—	87,277	—	—	87,277
Prepayments and other	19,379	202,428	4	—	221,811	2,246	(4,607)	219,450
Total current assets	4,977,309	(1,361,970)	298,287	—	3,913,626	47,388	(40,268)	3,920,746
Properties, plants and equip, net	26,702	2,026,105	—	—	2,052,807	1,006,379	(6,281)	3,052,905
Marketable securities (long-term)	50,067	—	—	—	50,067	—	—	50,067
Investment in subsidiaries	846,359	295,902	(240,060)	(902,201)	—	—	—	—
Intangibles and other assets	19,329	2,242,197	—	—	2,261,526	364,893	(73,894)	2,552,525
Total assets	$5,919,766	$3,202,234	$58,227	$(902,201)	$8,278,026	$1,418,660	$(120,443)	$9,576,243

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,497	$1,494,790	$359	$—	$1,518,646	$21,709	$(35,661)	$1,504,694
Income taxes payable	(109,320)	149,686	—	—	40,366	—	—	40,366
Accrued liabilities	53,390	103,981	1,170	—	158,541	16,006	(4,607)	169,940
Deferred income tax liabilities	192,073	(16,390)	—	—	175,683	—	—	175,683
Total current liabilities	159,640	1,732,067	1,529	—	1,893,236	37,715	(40,268)	1,890,683
Long-term debt	651,261	54,070	—	—	705,331	598,761	(89,350)	1,214,742
Deferred income tax liabilities	162,021	295,893	856	—	458,770	—	4,951	463,721
Other long-term liabilities	116,443	52,892	—	—	169,335	4,000	(2,138)	171,197
Investment in HEP	—	220,953	—	—	220,953	—	(220,953)	—
Equity – HollyFrontier	4,830,401	846,359	55,842	(902,201)	4,830,401	679,182	(305,573)	5,204,010
Equity – noncontrolling interest	—	—	—	—	—	99,002	532,888	631,890
Total liabilities and equity	$5,919,766	$3,202,234	$58,227	$(902,201)	$8,278,026	$1,418,660	$(120,443)	$9,576,243

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$195	$5,192,846	$35	$—	$5,193,076	$72,496	$(60,774)	$5,204,798
Operating costs and expenses:
Cost of products sold	—	3,958,261	—	—	3,958,261	—	(59,525)	3,898,736
Operating expenses	—	213,021	9	—	213,030	21,324	(495)	233,859
General and administrative	26,723	637	28	—	27,388	1,399	—	28,787
Depreciation and amortization	4,665	48,018	—	—	52,683	12,636	(207)	65,112
Total operating costs and expenses	31,388	4,219,937	37	—	4,251,362	35,359	(60,227)	4,226,494
Income (loss) from operations	(31,193)	972,909	(2)	—	941,714	37,137	(547)	978,304
Other income (expense):
Earnings of equity method investments	988,255	15,720	15,586	(1,004,000)	15,561	877	(15,586)	852
Interest income (expense)	(6,747)	(374)	161	—	(6,960)	(12,432)	508	(18,884)
	981,508	15,346	15,747	(1,004,000)	8,601	(11,555)	(15,078)	(18,032)
Income before income taxes	950,315	988,255	15,745	(1,004,000)	950,315	25,582	(15,625)	960,272
Income tax provision	349,485	—	—	—	349,485	137	—	349,622
Net income	600,830	988,255	15,745	(1,004,000)	600,830	25,445	(15,625)	610,650
Less net income attributable to noncontrolling interest	—	—	—	—	—	10,277	—	10,277
Net income attributable to HollyFrontier stockholders	$600,830	$988,255	$15,745	$(1,004,000)	$600,830	$15,168	$(15,625)	$600,373
Comprehensive income attributable to HollyFrontier stockholders	$502,238	$1,018,987	$15,745	$(1,004,000)	$532,970	$14,932	$(15,625)	$532,277

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$266	$5,164,628	$33	$—	$5,164,927	$49,131	$(40,660)	$5,173,398
Operating costs and expenses:
Cost of products sold	—	4,029,997	—	—	4,029,997	—	(40,070)	3,989,927
Operating expenses	—	213,002	7	—	213,009	15,015	(141)	227,883
General and administrative	39,555	1,562	—	—	41,117	2,024	—	43,141
Depreciation and amortization	872	35,070	—	—	35,942	7,505	(207)	43,240
Total operating costs and expenses	40,427	4,279,631	7	—	4,320,065	24,544	(40,418)	4,304,191
Income (loss) from operations	(40,161)	884,997	26	—	844,862	24,587	(242)	869,207
Other income (expense):
Earnings of equity method investments	892,420	8,400	8,469	(900,929)	8,360	641	(8,469)	532
Interest income (expense)	(15,162)	(977)	14	—	(16,125)	(9,391)	646	(24,870)
Merger transaction costs	(9,100)	—	—	—	(9,100)	—	—	(9,100)
	868,158	7,423	8,483	(900,929)	(16,865)	(8,750)	(7,823)	(33,438)
Income before income taxes	827,997	892,420	8,509	(900,929)	827,997	15,837	(8,065)	835,769
Income tax provision	304,835	—	—	—	304,835	(77)	—	304,758
Net income	523,162	892,420	8,509	(900,929)	523,162	15,914	(8,065)	531,011
Less net income attributable to noncontrolling interest	—	—	—	—	—	7,923	—	7,923
Net income attributable to HollyFrontier stockholders	$523,162	$892,420	$8,509	$(900,929)	$523,162	$7,991	$(8,065)	$523,088
Comprehensive income attributable to HollyFrontier stockholders	$514,759	$913,835	$8,509	$(900,929)	$536,174	$8,368	$(8,065)	$536,477

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$394	$14,908,154	$138	$—	$14,908,686	$207,250	$(172,719)	$14,943,217
Operating costs and expenses:
Cost of products sold	—	11,932,230	—	—	11,932,230	—	(164,813)	11,767,417
Operating expenses	—	642,153	33	—	642,186	61,724	(5,698)	698,212
General and administrative	81,147	1,299	50	—	82,496	5,925	—	88,421
Depreciation and amortization	6,644	133,456	—	—	140,100	38,683	(621)	178,162
Total operating costs and expenses	87,791	12,709,138	83	—	12,797,012	106,332	(171,132)	12,732,212
Income (loss) from operations	(87,397)	2,199,016	55	—	2,111,674	100,918	(1,587)	2,211,005
Other income (expense):
Earnings of equity method investments	2,240,275	42,707	42,163	(2,283,029)	42,116	2,502	(42,163)	2,455
Interest income (expense)	(34,194)	(1,774)	536	—	(35,432)	(44,306)	1,738	(78,000)
Gain on sale of marketable securities	—	326	—	—	326	—	—	326
	2,206,081	41,259	42,699	(2,283,029)	7,010	(41,804)	(40,425)	(75,219)
Income before income taxes	2,118,684	2,240,275	42,754	(2,283,029)	2,118,684	59,114	(42,012)	2,135,786
Income tax provision	775,459	—	—	—	775,459	287	—	775,746
Net income	1,343,225	2,240,275	42,754	(2,283,029)	1,343,225	58,827	(42,012)	1,360,040
Less net income attributable to noncontrolling interest	—	—	—	—	—	24,472	—	24,472
Net income attributable to HollyFrontier stockholders	$1,343,225	$2,240,275	$42,754	$(2,283,029)	$1,343,225	$34,355	$(42,012)	$1,335,568
Comprehensive income attributable to HollyFrontier stockholders	$1,179,627	$2,263,429	$42,754	$(2,283,029)	$1,202,781	$34,405	$(42,012)	$1,195,174

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$1,067	$10,432,420	$33	$—	$10,433,520	$144,916	$(111,320)	$10,467,116
Operating costs and expenses:
Cost of products sold	—	8,531,358	—	—	8,531,358	—	(109,719)	8,421,639
Operating expenses	—	459,679	186	—	459,865	41,821	285	501,971
General and administrative	71,884	1,769	—	—	73,653	4,988	—	78,641
Depreciation and amortization	2,719	81,875	—	—	84,594	22,407	(621)	106,380
Total operating costs and expenses	74,603	9,074,681	186	—	9,149,470	69,216	(110,055)	9,108,631
Income (loss) from operations	(73,536)	1,357,739	(153)	—	1,284,050	75,700	(1,265)	1,358,485
Other income (expense):
Earnings of equity method investments	1,380,375	25,231	25,454	(1,405,715)	25,345	1,848	(25,454)	1,739
Interest income (expense)	(27,033)	(2,595)	39	—	(29,589)	(27,789)	1,853	(55,525)
Merger transaction costs	(15,114)	—	—	—	(15,114)	—	—	(15,114)
	1,338,228	22,636	25,493	(1,405,715)	(19,358)	(25,941)	(23,601)	(68,900)
Income before income taxes	1,264,692	1,380,375	25,340	(1,405,715)	1,264,692	49,759	(24,866)	1,289,585
Income tax provision	465,561	—	—	—	465,561	169	—	465,730
Net income	799,131	1,380,375	25,340	(1,405,715)	799,131	49,590	(24,866)	823,855
Less net income attributable to noncontrolling interest	—	—	—	—	—	23,838	—	23,838
Net income attributable to HollyFrontier stockholders	$799,131	$1,380,375	$25,340	$(1,405,715)	$799,131	$25,752	$(24,866)	$800,017
Comprehensive income attributable to HollyFrontier stockholders	$790,561	$1,401,542	$25,340	$(1,405,715)	$811,728	$26,701	$(24,866)	$813,563

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$1,260,731	$(142,743)	$—	$1,117,988	$100,652	$(46,852)	$1,171,788

Cash flows from investing activities
Additions to properties, plants and equip	(4,993)	(173,242)	—	(178,235)	—	—	(178,235)
Additions to properties, plants and equip – HEP	—	—	—	—	(29,302)	—	(29,302)
Investment in Sabine Biofuels	—	(2,000)	—	(2,000)	—	—	(2,000)
Purchases of marketable securities	(236,315)	—	—	(236,315)	—	—	(236,315)
Sales and maturities of marketable securities	211,286	930	—	212,216	—	—	212,216
	(30,022)	(174,312)	—	(204,334)	(29,302)	—	(233,636)
Cash flows from financing activities
Net borrowings under credit agreement – HEP	—	—	—	—	231,000	—	231,000
Repayment of promissory notes	—	72,900	—	72,900	(72,900)	—	—
Net proceeds from issuance of senior notes - HEP	—	—	—	—	294,750	—	294,750
Principal tender on senior notes - HFC	(205,000)	—	—	(205,000)	—	—	(205,000)
Principal tender on senior notes - HEP	—	—	—	—	(185,000)	—	(185,000)
Purchase of treasury stock	(190,307)	—	—	(190,307)	—	—	(190,307)
Structured stock repurchase agreement	8,620	—	—	8,620	—	—	8,620
Contribution from joint venture partner	—	—	—	—	6,000	—	6,000
Contribution from general partner	—	(10,286)	—	(10,286)	10,286	—	—
Distribution from HEP upon UNEV transfer	—	260,922	—	260,922	(260,922)	—	—
Dividends	(382,610)	—	—	(382,610)	—	—	(382,610)
Distributions to noncontrolling interest	—	—	—	—	(91,063)	47,314	(43,749)
Excess tax benefit from equity-based compensation	16,021	—	—	16,021	—	—	16,021
Purchase of units for incentive grants - HEP	—	—	—	—	(4,919)	—	(4,919)
Deferred financing costs	—	(67)	—	(67)	(3,222)	—	(3,289)
Other	—	(967)	—	(967)	264	(462)	(1,165)
	(753,276)	322,502	—	(430,774)	(75,726)	46,852	(459,648)
Cash and cash equivalents
Increase (decrease) for the period	477,433	5,447	—	482,880	(4,376)	—	478,504
Beginning of period	1,575,891	(3,358)	2	1,572,535	6,369	—	1,578,904
End of period	$2,053,324	$2,089	$2	$2,055,415	$1,993	$—	$2,057,408

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$1,690,926	$(664,988)	$—	$1,025,938	$93,299	$(30,034)	$1,089,203

Cash flows from investing activities:
Additions to properties, plants and equip	(6,056)	(92,372)	—	(98,428)	—	—	(98,428)
Additions to properties, plants and equip – HEP	—	—	—	—	(175,795)	—	(175,795)
Investment in Sabine Biofuels	(9,125)	—	—	(9,125)	—	—	(9,125)
Cash received in merger with Frontier	182	871,976	—	872,158	—	—	872,158
Purchases of marketable securities	(370,042)	—	—	(370,042)	—	—	(370,042)
Sales and maturities of marketable securities	194,386	—	—	194,386	—	—	194,386
	(190,655)	779,604	—	588,949	(175,795)	—	413,154
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	43,000	—	43,000
Purchase of treasury stock	(38,955)	—	—	(38,955)	—	—	(38,955)
Principal tender on senior notes – HFC	(15)	—	—	(15)	—	—	(15)
Contribution to HEP	—	(96,000)	—	(96,000)	96,000	—	—
Contribution from UNEV joint venture partner	—	—	—	—	27,500	—	27,500
Dividends	(129,377)	—	—	(129,377)	—	—	(129,377)
Distributions to noncontrolling interest	—	—	—	—	(67,963)	30,034	(37,929)
Excess tax benefit from equity-based compensation	1,399	—	—	1,399	—	—	1,399
Purchase of units for restricted grants - HEP	—	—	—	—	(1,641)	—	(1,641)
Deferred financing costs	(8,574)	—	—	(8,574)	(3,150)	—	(11,724)
Other	—	(857)	—	(857)	—	—	(857)
	(175,522)	(96,857)	—	(272,379)	93,746	30,034	(148,599)
Cash and cash equivalents
Increase (decrease) for the period:	1,324,749	17,759	—	1,342,508	11,250	—	1,353,758
Beginning of period	230,082	(9,035)	2	221,049	8,052	—	229,101
End of period	$1,554,831	$8,724	$2	$1,563,557	$19,302	$—	$1,582,859

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On February 21, 2011, we entered into a merger agreement providing for a “merger of equals” business combination between us and Frontier. On July 1, 2011, North Acquisition, Inc. a direct wholly-owned subsidiary of Holly Corporation (“Holly”) merged with and into Frontier, with Frontier surviving as a wholly-owned subsidiary of Holly. Concurrent with the merger, we changed our name to HollyFrontier Corporation and changed the ticker symbol for our common stock traded on the New York Stock Exchange to “HFC.” Subsequent to the merger and following approval by the post-closing board of directors of HollyFrontier, Frontier merged with and into HollyFrontier, with HollyFrontier continuing as the surviving corporation. This merger combined the legacy Frontier refinery operations consisting of the El Dorado and Cheyenne Refineries, with Holly’s legacy refinery operations to form HollyFrontier.

Our discussion of financial and operating results for the three and nine months ended September 30, 2012 and 2011 is presented in the following section.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended September 30,		Change from 2011
	2012	2011	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$5,204,798	$5,173,398	$31,400	0.6%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,898,736	3,989,927	(91,191)	(2.3)
Operating expenses (exclusive of depreciation and amortization)	233,859	227,883	5,976	2.6
General and administrative expenses (exclusive of depreciation and amortization)	28,787	43,141	(14,354)	(33.3)
Depreciation and amortization	65,112	43,240	21,872	50.6
Total operating costs and expenses	4,226,494	4,304,191	(77,697)	(1.8)
Income from operations	978,304	869,207	109,097	12.6
Other income (expense):
Earnings of equity method investments	852	532	320	60.2
Interest income	2,219	204	2,015	987.7
Interest expense	(21,103)	(25,074)	3,971	(15.8)
Merger transaction costs	—	(9,100)	9,100	(100.0)
	(18,032)	(33,438)	15,406	(46.1)
Income before income taxes	960,272	835,769	124,503	14.9
Income tax provision	349,622	304,758	44,864	14.7
Net income	610,650	531,011	79,639	15.0
Less net income attributable to noncontrolling interest	10,277	7,923	2,354	29.7
Net income attributable to HollyFrontier stockholders	$600,373	$523,088	$77,285	14.8%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$2.95	$2.50	$0.45	18.0%
Diluted	$2.94	$2.48	$0.46	18.5%
Cash dividends declared per common share	$1.15	$0.59	$0.56	94.9%
Average number of common shares outstanding:
Basic	203,557	209,583	(6,026)	(2.9)%
Diluted	204,434	210,579	(6,145)	(2.9)%

Table of Content

	Nine Months Ended
	September 30,		Change from 2011
	2012	2011 (1)	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$14,943,217	$10,467,116	$4,476,101	42.8%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	11,767,417	8,421,639	3,345,778	39.7
Operating expenses (exclusive of depreciation and amortization)	698,212	501,971	196,241	39.1
General and administrative expenses (exclusive of depreciation and amortization)	88,421	78,641	9,780	12.4
Depreciation and amortization	178,162	106,380	71,782	67.5
Total operating costs and expenses	12,732,212	9,108,631	3,623,581	39.8
Income from operations	2,211,005	1,358,485	852,520	62.8
Other income (expense):
Earnings of equity method investments	2,455	1,739	716	41.2
Interest income	3,360	946	2,414	255.2
Interest expense	(81,360)	(56,471)	(24,889)	44.1
Gain on sale of marketable securities	326	—	326	—
Merger transaction costs	—	(15,114)	15,114	(100.0)
	(75,219)	(68,900)	(6,319)	9.2
Income before income taxes	2,135,786	1,289,585	846,201	65.6
Income tax provision	775,746	465,730	310,016	66.6
Net income	1,360,040	823,855	536,185	65.1
Less net income attributable to noncontrolling interest	24,472	23,838	634	2.7
Net income attributable to HollyFrontier stockholders	$1,335,568	$800,017	$535,551	66.9%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$6.46	$5.66	$0.80	14.1%
Diluted	$6.44	$5.63	$0.81	14.4%
Cash dividends declared per common share	$2.40	$0.74	$1.66	224.3%
Average number of common shares outstanding:
Basic	206,657	141,353	65,304	46.2%
Diluted	207,546	142,092	65,454	46.1%

(1) Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011. Assuming the merger had been consummated on January 1, 2011, pro forma revenues and net income for the nine months ended September 30, 2011 are as follows:

Nine Months Ended September 30, 2011
(In thousands)
Sales and other revenues	$14,446,297
Net income attributable to HollyFrontier stockholders	$1,118,018

Balance Sheet Data

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$2,343,336	$1,840,610
Working capital	$2,554,761	$2,030,063
Total assets	$10,345,936	$9,576,243
Long-term debt	$1,346,227	$1,214,742
Total equity	$6,359,496	$5,835,900

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net cash provided by operating activities	$742,285	$631,207	$1,171,788	$1,089,203
Net cash provided by (used for) investing activities	$(89,183)	$668,216	$(233,636)	$413,154
Net cash provided by (used for) financing activities	$32,108	$(143,253)	$(459,648)	$(148,599)
Capital expenditures	$79,517	$117,918	$207,537	$274,223
EBITDA (1)	$1,033,991	$895,956	$2,367,476	$1,427,652

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

Our operations are organized into two reportable segments, Refining and HEP. See Note 18 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011 (10)
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	256,850	263,260	252,110	160,230
Refinery throughput (BPD) (2)	278,990	283,970	270,380	168,150
Refinery production (BPD) (3)	268,310	272,790	262,830	162,900
Sales of produced refined products (BPD)	246,360	263,180	249,320	159,230
Sales of refined products (BPD) (4)	248,690	268,680	253,050	161,750
Refinery utilization (5)	98.8%	101.3%	97.0%	94.0%

Average per produced barrel (6)
Net sales	$121.83	$122.82	$120.19	$122.74
Cost of products (7)	92.84	96.18	96.49	100.32
Refinery gross margin	28.99	26.64	23.70	22.42
Refinery operating expenses (8)	4.71	4.57	4.72	5.09
Net operating margin	$24.28	$22.07	$18.98	$17.33

Refinery operating expenses per throughput barrel (9)	$4.16	$4.23	$4.35	$4.82

Feedstocks:
Sweet crude oil	69%	75%	70%	84%
Sour crude oil	9%	7%	8%	4%
Heavy sour crude oil	14%	11%	15%	7%
Other feedstocks and blends	8%	7%	7%	5%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011 (10)
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	50%	44%	47%	41%
Diesel fuels	26%	35%	29%	33%
Jet fuels	10%	7%	10%	7%
Fuel oil	1%	—%	1%	—%
Asphalt	2%	2%	2%	4%
Lubricants	5%	4%	5%	7%
Gas oil / intermediates	—%	2%	—%	4%
LPG and other	6%	6%	6%	4%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	101,480	92,270	91,890	82,860
Refinery throughput (BPD) (2)	110,080	100,290	100,558	91,220
Refinery production (BPD) (3)	108,810	100,100	98,980	90,230
Sales of produced refined products (BPD)	106,370	99,530	97,470	91,310
Sales of refined products (BPD) (4)	110,760	102,940	102,450	95,980
Refinery utilization (5)	101.5%	92.3%	91.9%	82.9%

Average per produced barrel (6)
Net sales	$122.16	$120.67	$123.64	$119.84
Cost of products (7)	92.26	92.33	97.37	97.37
Refinery gross margin	29.90	28.34	26.27	22.47
Refinery operating expenses (8)	5.14	5.30	5.57	5.56
Net operating margin	$24.76	$23.04	$20.70	$16.91

Refinery operating expenses per throughput barrel (9)	$4.97	$5.26	$5.40	$5.57

Feedstocks:
Sweet crude oil	2%	4%	2%	4%
Sour crude oil	75%	70%	78%	72%
Heavy sour crude oil	16%	18%	11%	15%
Other feedstocks and blends	7%	8%	9%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	50%	52%	51%
Diesel fuels	36%	34%	37%	34%
Jet fuels	—%	1%	—%	1%
Fuel oil	7%	7%	6%	6%
Asphalt	2%	5%	2%	5%
LPG and other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	75,040	70,060	73,660	41,050
Refinery throughput (BPD) (2)	82,030	75,860	81,550	44,340
Refinery production (BPD) (3)	79,500	73,620	79,650	43,030
Sales of produced refined products (BPD)	81,200	72,400	79,360	42,390
Sales of refined products (BPD) (4)	83,080	74,410	81,590	43,090
Refinery utilization (5)	90.4%	84.4%	88.7%	84.6%

Table of Content

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011 (10)
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$120.44	$119.40	$117.51	$119.07
Cost of products (7)	84.35	86.35	88.87	90.00
Refinery gross margin	36.09	33.05	28.64	29.07
Refinery operating expenses (8)	6.30	6.55	6.30	6.44
Net operating margin	$29.79	$26.50	$22.34	$22.63

Refinery operating expenses per throughput barrel (9)	$6.24	$6.25	$6.13	$6.16

Feedstocks:
Sweet crude oil	51%	49%	44%	53%
Sour crude oil	2%	3%	2%	2%
Heavy sour crude oil	28%	31%	33%	20%
Black wax crude oil	11%	10%	11%	18%
Other feedstocks and blends	8%	7%	10%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	56%	50%	55%	55%
Diesel fuels	31%	34%	31%	32%
Jet fuels	—%	—%	—%	1%
Fuel oil	2%	1%	2%	2%
Asphalt	7%	7%	6%	5%
LPG and other	4%	8%	6%	5%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	433,370	425,590	417,660	284,140
Refinery throughput (BPD) (2)	471,100	460,120	452,488	303,710
Refinery production (BPD) (3)	456,620	446,510	441,460	296,160
Sales of produced refined products (BPD)	433,930	435,110	426,150	292,930
Sales of refined products (BPD) (4)	442,530	446,030	437,090	300,820
Refinery utilization (5)	97.8%	96.1%	94.3%	89.1%

Average per produced barrel (6)
Net sales	$121.66	$121.76	$120.48	$121.31
Cost of products (7)	91.11	93.66	95.28	97.91
Refinery gross margin	30.55	28.10	25.20	23.40
Refinery operating expenses (8)	5.11	5.07	5.21	5.43
Net operating margin	$25.44	$23.03	$19.99	$17.97

Refinery operating expenses per throughput barrel (9)	$4.71	$4.79	$4.91	$5.24

Feedstocks:
Sweet crude oil	50%	55%	49%	55%
Sour crude oil	23%	20%	22%	24%
Heavy sour crude oil	17%	15%	16%	12%
Black wax crude oil	2%	2%	2%	3%
Other feedstocks and blends	8%	8%	11%	6%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011 (10)
Consolidated
Sales of produced refined products:
Gasolines	51%	47%	50%	47%
Diesel fuels	29%	35%	31%	33%
Jet fuels	6%	4%	6%	4%
Fuel oil	3%	2%	2%	2%
Asphalt	3%	4%	3%	4%
Lubricants	3%	2%	3%	4%
Gas oil / intermediates	—%	1%	—%	2%
LPG and other	5%	5%	5%	4%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). As a result of our merger effective July 1, 2011, our consolidated crude capacity increased from 256,000 BPSD to 443,000 BPSD.

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

Table of Content

Results of Operations – Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Summary
Net income attributable to HollyFrontier stockholders for the three months ended September 30, 2012 was $600.4 million ($2.95 per basic and $2.94 per diluted share), a $77.3 million increase compared to $523.1 million ($2.50 per basic and $2.48 per diluted share) for the three months ended September 30, 2011. Net income increased due principally to higher year-over-year third quarter refining margins. Refinery gross margins for the three months ended September 30, 2012 increased to $30.55 per produced barrel compared to $28.10 for the three months ended September 30, 2011.

Sales and Other Revenues
Sales and other revenues increased 1% from $5,173.4 million for the three months ended September 30, 2011 to $5,204.8 million for the three months ended September 30, 2012 on relatively flat year-over-year third quarter sales volumes of refined products sold. The average sales price we received per produced barrel sold was $121.76 for the three months ended September 30, 2011 compared to $121.66 for the three months ended September 30, 2012. Sales and other revenues for the three months ended September 30, 2012 and 2011 include $11.9 million and $8.3 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold decreased 2% from $3,989.9 million for the three months ended September 30, 2011 to $3,898.7 million for the three months ended September 30, 2012, due principally to lower crude oil costs. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 3% from $93.66 for the three months ended September 30, 2011 to $91.11 for the three months ended September 30, 2012.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 9% from $28.10 for the three months ended September 30, 2011 to $30.55 for the three months ended September 30, 2012. This was due to the effects of a decrease in crude oil and feedstock prices relative to the average sales price we received per barrel of produced refined products sold. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 3% from $227.9 million for the three months ended September 30, 2011 to $233.9 million for the three months ended September 30, 2012, due principally to increased HEP operating expenses and higher repair and maintenance costs as a result of a fire at the Diesel Hydrotreater Unit at our Tulsa East Refinery facility in August 2012.

General and Administrative Expenses
General and administrative expenses decreased 33% from $43.1 million for the three months ended September 30, 2011 to $28.8 million for the three months ended September 30, 2012. General and administrative expenses for the three months ended September 30, 2011 were higher due to severance and integration costs incurred as a result of our July 2011 merger.

Depreciation and Amortization Expenses
Depreciation and amortization increased 51% from $43.2 million for the three months ended September 30, 2011 to $65.1 million for the three months ended September 30, 2012. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects and HEP's UNEV Pipeline which became operational in the first quarter of 2012.

Interest Expense
Interest expense was $21.1 million for the three months ended September 30, 2012 compared to $25.1 million for the three months ended September 30, 2011. This decrease was due principally to the recognition of an unamortized debt premium, which resulted in a net reduction of $2.4 million to interest expense upon redemption of our 8.5% senior notes. For the three months ended September 30, 2012 and 2011, interest expense included $12.5 million and $9.4 million, respectively, in interest costs attributable to HEP operations.

Table of Content

Merger Transaction Costs
For the three months ended September 30, 2011, we recognized merger transaction costs of $9.1 million related to our merger with Frontier effective July 1, 2011. These costs included legal, advisory and other professional fees that were directly attributable to the merger. There were no such costs incurred for the three months ended September 30, 2012.

Income Taxes
For the three months ended September 30, 2012, we recorded income tax expense of $349.6 million compared to $304.8 million for the three months ended September 30, 2011. This increase is due principally to significantly higher pre-tax earnings during the three months ended September 30, 2012 compared to the same period of 2011. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 36.4% and 36.5% for the three months ended September 30, 2012 and 2011, respectively.

Results of Operations – Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Summary
Net income attributable to HollyFrontier stockholders for the nine months ended September 30, 2012 was $1,335.6 million ($6.46 per basic and $6.44 per diluted share), a $535.6 million increase compared to $800.0 million ($5.66 per basic and $5.63 per diluted share) for the nine months ended September 30, 2011. Net income increased due principally to increased operating scale following our July 1, 2011 merger and higher refining margins in the current year. Refinery gross margins for the nine months ended September 30, 2012 increased to $25.20 per produced barrel compared to $23.40 for the nine months ended September 30, 2011.

Sales and Other Revenues
Sales and other revenues increased 43% from $10,467.1 million for the nine months ended September 30, 2011 to $14,943.2 million for the nine months ended September 30, 2012, due principally to the inclusion of revenues attributable to the El Dorado and Cheyenne Refineries for a full nine-month period and higher sales volumes of refined products produced from the legacy Holly refineries, slightly offset by lower year-to-date refined product sales prices. The average sales price we received per produced barrel sold decreased 1% from $121.31 for the nine months ended September 30, 2011 to $120.48 for the nine months ended September 30, 2012. Sales and other revenues for the nine months ended September 30, 2012 and 2011 include $34.6 million and $33.0 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 40% from $8,421.6 million for the nine months ended September 30, 2011 to $11,767.4 million for the nine months ended September 30, 2012, due principally to sales volumes attributable to the El Dorado and Cheyenne Refineries, partially offset by lower crude oil costs. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 3% from $97.91 for the nine months ended September 30, 2011 to $95.28 for the nine months ended September 30, 2012.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 8% from $23.40 for the nine months ended September 30, 2011 to $25.20 for the nine months ended September 30, 2012. This is due to the effects of a greater decrease in crude oil and feedstock prices relative to the decrease in average sales price we received per barrel of produced refined products sold. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 39% from $502.0 million for the nine months ended September 30, 2011 to $698.2 million for the nine months ended September 30, 2012, due principally to the inclusion of the legacy Frontier refinery operations and repair and maintenance costs, primarily as a result of a fire at the Diesel Hydrotreater Unit at our Tulsa East Refinery facility in August 2012. Also contributing to a much lesser extent were increases to our long-term environmental remediation cost estimates and increased payroll costs attributable to the legacy Holly refining operations.

General and Administrative Expenses
General and administrative expenses increased 12% from $78.6 million for the nine months ended September 30, 2011 to $88.4 million for the nine months ended September 30, 2012, due principally to higher employee benefit and equity-based compensation costs and increased corporate staffing levels as a result of our July 1, 2011 merger, net of the effects of merger related severance and integration costs incurred during the third quarter of 2011.

Table of Content

Depreciation and Amortization Expenses
Depreciation and amortization increased 67% from $106.4 million for the nine months ended September 30, 2011 to $178.2 million for the nine months ended September 30, 2012. The increase was due principally to depreciation and amortization attributable to the legacy Frontier refinery assets, capitalized improvement projects and HEP's UNEV Pipeline.

Interest Expense
Interest expense was $81.4 million for the nine months ended September 30, 2012 compared to $56.5 million for the nine months ended September 30, 2011. This increase principally reflects interest on the senior notes assumed upon our merger with Frontier. For the nine months ended September 30, 2012 and 2011, interest expense included $44.4 million and $27.8 million, respectively, in interest costs attributable to HEP operations.

Merger Transaction Costs
For the nine months ended September 30, 2011, we recognized merger transaction costs of $15.1 million related to our merger with Frontier effective July 1, 2011. These costs included legal, advisory and other professional fees that were directly attributable to the merger. There were no such costs incurred for the nine months ended September 30, 2012.

Income Taxes
For the nine months ended September 30, 2012, we recorded income tax expense of $775.7 million compared to $465.7 million for the nine months ended September 30, 2011. This increase is due principally to significantly higher pre-tax earnings during the nine months ended September 30, 2012 compared to the same period of 2011. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 36.3% and 36.1% for the nine months ended September 30, 2012 and 2011, respectively.

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

At September 30, 2012, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $29.2 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
In June 2012, HEP amended its previous credit agreement increasing the size of the credit facility from $375 million to $550 million. HEP's $550 million senior secured revolving credit facility matures in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At September 30, 2012, the HEP Credit Agreement had outstanding borrowings of $431.0 million

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our consolidated balance sheets). Indebtedness under the HEP Credit Agreement involves recourse to HEP Logistics Holdings, L.P., its general partner, and is guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HollyFrontier Senior Notes
Our senior notes consist of the following:

•	9.875% senior notes ($286.8 million principal amount maturing June 2017)

•	6.875% senior notes ($150 million principal amount maturing November 2018)

Table of Content

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

In September 2012, we redeemed our $200 million aggregate principal amount of 8.5% senior notes maturing September 2016 at a $208.5 million redemption price. At that time, we recognized an unamortized debt premium which was netted against the $8.5 million redemption premium, resulting in a net reduction of $2.4 million to interest expense upon redemption.

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

HEP Senior Notes
HEP’s senior notes consist of the following:

•	8.25% HEP senior notes ($150 million principal amount maturing March 2018)

•	6.5% HEP senior notes ($300 million principal amount maturing March 2020)

In March 2012, HEP issued $300 million in an aggregate principal amount of 6.5% HEP senior notes maturing March 2020. The $294.8 million in net proceeds were used to repay $157.8 million aggregate principal amount of 6.25% HEP senior notes, $72.9 million in promissory notes due to HollyFrontier, related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the HEP Credit Agreement. In April 2012, HEP called for redemption the $27.3 million aggregate principal amount outstanding of 6.25% HEP senior notes.

The 8.25% and 6.5% HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes involves recourse to HEP Logistics Holdings, L.P., its general partner, and is guaranteed by HEP’s wholly-owned subsidiaries. However, any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

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

As of September 30, 2012, our cash, cash equivalents and investments in marketable securities totaled $2.3 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and are invested primarily in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit standings.

In January 2012, our Board of Directors approved a $350 million stock repurchase program, and in June 2012, approved an additional $350 million repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. These programs may be discontinued at any time by the Board of Directors. As of September 30, 2012, we have repurchased 6,351,498 shares at a cost of $189.8 million under these stock repurchase programs.

Table of Content

In May 2012, we entered into a structured share repurchase arrangement with a financial institution under which we provided an up-front cash payment of $100.0 million and, depending on market conditions, would either receive shares of our common stock or cash at the expiration of the agreement. The agreement expired in September 2012 at which time we received our up-front payment plus an additional $8.6 million in cash that was recorded as additional capital.

Cash and cash equivalents increased $478.5 million for the nine months ended September 30, 2012. Cash provided by operating activities of $1,171.8 million exceeded net cash used for investing and financing activities of $233.6 million and $459.6 million, respectively. Working capital increased by $524.7 million during the nine months ended September 30, 2012.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Net cash flows provided by operating activities were $1,171.8 million for the nine months ended September 30, 2012 compared to $1,089.2 million for the nine months ended September 30, 2011, an increase of $82.6 million. Net income for the nine months ended September 30, 2012 was $1,360.0 million, an increase of $536.2 million compared to $823.9 million for the nine months ended September 30, 2011. Non-cash adjustments consisting of depreciation and amortization, gain on sale of equity securities, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments resulted in an increase to operating cash flows of $215.0 million for the nine months ended September 30, 2012 compared to $120.5 million for the same period in 2011. Changes in working capital items decreased cash flows by $322.0 million for the nine months ended September 30, 2012 compared to an increase of $166.9 million for the nine months ended September 30, 2011. The decrease in working capital items for the nine months ended September 30, 2012 was due principally to higher inventory levels, including increased crude inventory purchases in the third quarter of 2012 relative to year-end 2011. Additionally, for the nine months ended September 30, 2012, turnaround expenditures increased to $74.6 million from $28.0 million for the same period of 2011.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Net cash flows used for investing activities were $233.6 million for the nine months ended September 30, 2012 compared to net cash flows provided by investing activities of $413.2 million for the nine months ended September 30, 2011, a decrease of $646.8 million, primarily driven by cash received in the merger with Frontier in July 2011. Cash expenditures for properties, plants and equipment for the first nine months of 2012 decreased to $207.5 million from $274.2 million for the same period in 2011. These include HEP capital expenditures of $29.3 million and $175.8 million for the nine months ended September 30, 2012 and 2011, respectively. Also for the nine months ended September 30, 2012 and 2011, we invested $236.3 million and $370.0 million, respectively, in marketable securities and received proceeds of $212.2 million and $194.4 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that our management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2012 is $241.0 million including both sustaining capital and major capital projects. We expect to spend approximately $295.0 million in cash for capital projects in 2012, including projects approved in prior years, and this spending is comprised of $115.0 million at the Tulsa Refineries, $61.0 million at the Woods Cross Refinery, $43.0 million at the El Dorado Refinery, $33.0 million at the Cheyenne Refinery, $34.0 million at the Navajo Refinery and $9.0 million for miscellaneous projects. In addition, we expect to spend $120.0 million on refinery turnarounds and tank maintenance.

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

Table of Content

El Dorado Refinery
Newly appropriated capital projects at the El Dorado Refinery include naphtha splitting and aromatics recovery unit revamps to reduce benzene in gasoline (MSAT2 compliance) and installation of a new tail gas treatment unit with our sulfur recovery facilities as required under an existing Environmental Protection Agency (“EPA”) consent decree. Also included in the 2012 capital budget are yield improvement projects that address both the FCC unit and the Coker. A previously appropriated project which we expect to complete in late 2012 is the replacement of an existing Coker furnace with more current furnace technology. This project is expected to improve Coker on-stream factor and reduce fuel consumption.

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

Woods Cross Refinery
We plan to significantly expand our Woods Cross Refinery in response to increased availability of locally-produced waxy crude oil. We have announced a 10-year crude supply agreement with Newfield Exploration Company under which we will purchase 20,000 BPD of waxy crudes (black and yellow wax). Our expansion project will increase crude processing capacity of Woods Cross from 31,000 BPD to 45,000 BPD. Most of the incremental crude supply is expected to be waxy crude, and the expansion is being configured to create high liquid yields and relatively large proportions of additional gasoline and diesel fuel in comparison to the increased crude charge. We expect this $225.0 million project to have a pre-tax payback period of approximately two years, and we expect to complete the expansion in approximately the fourth quarter of 2014. Our execution of this project is subject to certain contingencies, including our receipt of required emissions and other permits. Also at Woods Cross, we have two significant compliance projects authorized in prior year appropriations. The first of these involves installation of a wet gas scrubber on the FCC unit to reduce particulate and other emissions and the second relates to MSAT2 compliance which will require naphtha fractionation and benzene saturation.

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

Table of Content

The UNEV Pipeline and associated product terminals in Cedar City, Utah and Las Vegas, Nevada were operational during the first quarter of 2012. On July 12, 2012, HEP acquired our 75% interest in UNEV Pipeline LLC, owner of the UNEV Pipeline. We received consideration totaling approximately $315.0 million, which consisted of approximately $260.0 million in cash and 1 million HEP common units.

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

Cash Flows – Financing Activities

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Net cash flows used for financing activities were $459.6 million for the nine months ended September 30, 2012 compared to $148.6 million for the nine months ended September 30, 2011, an increase of $311.0 million. During the nine months ended September 30, 2012, we purchased $190.3 million in common stock, paid $382.6 million in dividends, paid $205.0 million in principal on HFC's senior notes, received a $6.0 million contribution from our UNEV Pipeline joint venture partner and recognized $16.0 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $294.8 million in net proceeds upon the issuance of the HEP 6.5% senior notes, paid $185.0 million in principal on the HEP 6.25% senior notes, received $523.0 million and repaid $292.0 million under the HEP Credit Agreement, paid distributions of $43.7 million to noncontrolling interests, incurred $3.3 million in deferred financing costs and purchased $4.9 million in HEP common units in the open market for recipients of its incentive grants. During the nine months ended September 30, 2011, we purchased $39.0 million in common stock, paid $129.4 million in dividends, received a $27.5 million contribution from our UNEV Pipeline joint venture partner and recognized $1.4 million excess tax benefits on our equity-based compensation. Additionally, we incurred $8.6 million in deferred financing costs. Also during this period, HEP received $93.0 million and repaid $50.0 million under the HEP Credit Agreement, paid distributions of $37.9 million to noncontrolling interests, incurred $3.2 million in deferred financing costs and purchased $1.6 million in HEP common units in the open market for recipients of its incentive grants.

Contractual Obligations and Commitments

HollyFrontier Corporation
In September 2012, we redeemed $200 million in aggregate principal amount of our 8.5% senior notes maturing September 2016. There were no other significant changes to our contractual obligations during the nine months ended September 30, 2012.

HEP
In June 2012, HEP amended its credit agreement increasing the size of the credit facility from $375 million to $550 million. The HEP Credit Agreement expires in June 2017. During the nine months ended September 30, 2012, HEP had net borrowings of $231.0 million resulting in $431.0 million of outstanding borrowings under the HEP Credit Agreement at September 30, 2012.

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

Table of Content

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

In the first quarter of 2012, we changed our policy of reporting certain same-party accounts receivable and payable amounts in the consolidated balance sheets to reflect a net amount due under contractual netting agreements. Prior to this change, we reported such amounts on a gross basis with a same-party receivable and payable balance presented separately in our balance sheet. GAAP permits a reporting entity to elect a policy of offsetting same party receivables and payables when such amounts are net settled under legally enforceable contractual setoff provisions. We believe that a net presentation is preferable because it more appropriately presents our economic resources (accounts receivable) and claims against us (accounts payable) and the future cash flows associated with such assets and liabilities. Additionally, we believe a net presentation of such amounts conforms to the predominant practices used by others in our industry. We have applied this change in accounting principle on a retrospective basis and have recast our prior period financial statements. See Note 2 to our Consolidated Financial Statements under Item 1 for a summary of line items affected in our prior period financial statements.

We use the LIFO method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of September 30, 2012, there have been no impairments to goodwill.

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

We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of WTI crude oil and forecasted sales of ultra-low sulfur diesel and conventional unleaded gasoline. These contracts have been designated as accounting hedges and are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. Also on a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

Table of Content

As of September 30, 2012, we have the following notional contract volumes (stated in barrels) related to outstanding swap contracts serving as cash flow hedges against price risk on forecasted purchases of crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Commodity Price Swaps	Total Outstanding Notional	2012	2013

WTI crude oil - long	13,351,000	5,336,000	8,015,000
Ultra-low sulfur diesel - short	10,143,000	2,668,000	7,475,000
Conventional unleaded gasoline - short	3,208,000	2,668,000	540,000

We also have swap contracts that serve as economic hedges to fix our purchase price on forecasted crude oil, natural gas and butane purchases, and to lock in the spread between WCS and WTI crude oil on forecasted purchases. Also, we have NYMEX futures contracts to lock in prices on forecasted sales and purchases of inventory. These contracts are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to income.

As of September 30, 2012, we have the following notional contract volumes related to our outstanding swap contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2012	2013	Unit of Measure

Commodity price swap (natural gas) - long	3,312,000	3,312,000	—	MMBTU
Commodity price swap (WCS spread) - long	6,117,500	460,000	5,657,500	Barrels
Commodity price swap (WTI) - short	150,000	—	150,000	Barrels
Commodity price swap (gasoline) - short	630,000	150,000	480,000	Barrels
NYMEX futures (WTI) - long	234,000	—	234,000	Barrels
NYMEX futures (WTI)- short	2,206,000	1,856,000	350,000	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2012, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2012, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. In August 2012, HEP entered into two similar interest rate swaps with identical terms which convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2012, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

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

Table of Content

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of September 30, 2012 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$436,812	$475,977	$13,215
HEP Senior Notes	$450,000	$473,625	$16,309

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2012, outstanding borrowings under the HEP Credit Agreement were $431.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 2.87%.

At September 30, 2012, cash and cash equivalents included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Table of Content

Set forth below is our calculation of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net income attributable to HollyFrontier stockholders	$600,373	$523,088	$1,335,568	$800,017
Add income tax provision	349,622	304,758	775,746	465,730
Add interest expense	21,103	25,074	81,360	56,471
Subtract interest income	(2,219)	(204)	(3,360)	(946)
Add depreciation and amortization	65,112	43,240	178,162	106,380
EBITDA	$1,033,991	$895,956	$2,367,476	$1,427,652

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

Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$121.66	$121.76	$120.48	$121.31
Times sales of produced refined products sold (BPD)	433,930	435,110	426,150	292,930
Times number of days in period	92	92	274	273
Refined product sales from produced products sold	$4,856,857	$4,874,067	$14,067,859	$9,701,147

Total refined product sales	$4,856,857	$4,874,067	$14,067,859	$9,701,147
Add refined product sales from purchased products and rounding (1)	100,674	127,520	376,813	266,355
Total refined product sales	4,957,531	5,001,587	14,444,672	9,967,502
Add direct sales of excess crude oil (2)	187,196	148,989	378,036	422,890
Add other refining segment revenue (3)	47,922	14,277	85,141	42,328
Total refining segment revenue	5,192,649	5,164,853	14,907,849	10,432,720
Add HEP segment sales and other revenues	72,496	49,131	207,250	144,916
Add corporate and other revenues	352	299	912	1,100
Subtract consolidations and eliminations	(60,699)	(40,885)	(172,794)	(111,620)
Sales and other revenues	$5,204,798	$5,173,398	$14,943,217	$10,467,116

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$91.11	$93.66	$95.28	$97.91
Times sales of produced refined products sold (BPD)	433,930	435,110	426,150	292,930
Times number of days in period	92	92	274	273
Cost of products for produced products sold	$3,637,253	$3,749,221	$11,125,379	$7,829,852

Total cost of products for produced products sold	$3,637,253	$3,749,221	$11,125,379	$7,829,852
Add refined product costs from purchased products and rounding (1)	100,078	128,857	377,476	268,390
Total cost of refined products sold	3,737,331	3,878,078	11,502,855	8,098,242
Add crude oil cost of direct sales of excess crude oil (2)	182,252	147,223	367,795	416,084
Add other refining segment cost of products sold (4)	38,743	4,696	67,185	17,032
Total refining segment cost of products sold	3,958,326	4,029,997	11,937,835	8,531,358
Subtract consolidations and eliminations	(59,590)	(40,070)	(170,418)	(109,719)
Costs of products sold (exclusive of depreciation and amortization)	$3,898,736	$3,989,927	$11,767,417	$8,421,639

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.11	$5.07	$5.21	$5.43
Times sales of produced refined products sold (BPD)	433,930	435,110	426,150	292,930
Times number of days in period	92	92	274	273
Refinery operating expenses for produced products sold	$203,999	$202,953	$608,346	$434,237

Total refinery operating expenses per produced products sold	$203,999	$202,953	$608,346	$434,237
Add other refining segment operating expenses and rounding (5)	8,848	10,080	26,933	26,156
Total refining segment operating expenses	212,847	213,033	635,279	460,393
Add HEP segment operating expenses	21,324	15,015	61,799	41,821
Add corporate and other costs	42	291	1,302	168
Subtract consolidations and eliminations	(354)	(456)	(168)	(411)
Operating expenses (exclusive of depreciation and amortization)	$233,859	$227,883	$698,212	$501,971

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$25.44	$23.03	$19.99	$17.97
Add average refinery operating expenses per produced barrel	5.11	5.07	5.21	5.43
Refinery gross margin per barrel	30.55	28.10	25.20	23.40
Add average cost of products per produced barrel sold	91.11	93.66	95.28	97.91
Average sales price per produced barrel sold	$121.66	$121.76	$120.48	$121.31
Times sales of produced refined products sold (BPD)	433,930	435,110	426,150	292,930
Times number of days in period	92	92	274	273
Refined product sales from produced products sold	$4,856,857	$4,874,067	$14,067,859	$9,701,147

Total refined product sales from produced products sold	$4,856,857	$4,874,067	$14,067,859	$9,701,147
Add refined product sales from purchased products and rounding (1)	100,674	127,520	376,813	266,355
Total refined product sales	4,957,531	5,001,587	14,444,672	9,967,502
Add direct sales of excess crude oil (2)	187,196	148,989	378,036	422,890
Add other refining segment revenue (3)	47,922	14,277	85,141	42,328
Total refining segment revenue	5,192,649	5,164,853	14,907,849	10,432,720
Add HEP segment sales and other revenues	72,496	49,131	207,250	144,916
Add corporate and other revenues	352	299	912	1,100
Subtract consolidations and eliminations	(60,699)	(40,885)	(172,794)	(111,620)
Sales and other revenues	$5,204,798	$5,173,398	$14,943,217	$10,467,116

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

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

New Mexico OHSB Complaint – Navajo Tank Fire

On March 3, 2010, the New Mexico Occupational Health and Safety Bureau (“OHSB”), the New Mexico regulatory agency responsible for enforcing certain state occupational health and safety regulations, which are identical to Federal Occupational Safety and Health Administration (“OSHA”) regulations, commenced an inspection in relation to the tank fire that took place on March 2, 2010 at the Navajo facility in Artesia, New Mexico. On August 31, 2010, OHSB issued two citations to Navajo, alleging 10 willful violations and one serious violation of various construction safety standards. OHSB proposed penalties in the amount of $0.7 million. Navajo filed a notice of contest, challenging the citations. The citations have been settled pursuant to a settlement agreement signed on September 4, 2012. The settlement provides for (a) withdrawal of six willful citations, (b) reclassification of four willful citations as serious, (c) acceptance of one citation that was originally classified as serious, and (d) Navajo's payment of a $400,000 penalty. The settlement became final on September 26, 2012.
Propane Pit - Woods Cross
In December 2011, the EPA conducted an inspection at Woods Cross and identified some alleged violations of the Chemical Accident Prevention and Risk Management Plan (“RMP”) requirements set forth in section 112(r)(7) of the Federal Clean Air Act and Part 68 of Title 40 of the Code of Federal Regulations. Following extended negotiations, Holly Refining & Marketing – Woods Cross LLC and the EPA on October 12, 2012 agreed to resolve this matter with a civil penalty of $115,000, subject to the parties' agreement on the final terms of two documents – an Administrative Compliance Order on Consent (“ACOC”) specifying the details of the closure of the Frozen Earth Propane Storage Pit and a Combined Complaint and Consent Agreement (“CCCA”) detailing the EPA allegations and resolution of those allegations. Neither of these agreements will require Holly Refining & Marketing – Woods Cross LLC to admit or deny the EPA's allegations. Negotiations with the EPA on the terms of the ACOC and CCCA are continuing.

Additional Environmental Matters
We are reporting the following proceedings to comply with SEC regulations which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more. Our respective subsidiaries have or will develop corrective action plans regarding these disclosures that will be implemented in consultation with the respective federal and state agencies. It is not possible to predict the ultimate outcome of these proceedings, although none are currently expected to have a material effect on our consolidated financial position.

Frontier Refining LLC (“FR”), our wholly-owned subsidiary, has undertaken environmental audits at the Cheyenne Refinery regarding compliance with federal and state air quality requirements. By letters dated October 5, 2012, and November 7, 2012, FR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting, and other provisions of a 2009 federal consent decree. By letter dated October 31, 2012, FR submitted a report to the Wyoming Department of Environmental Quality voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery's state air permit and regulatory requirements.

Ethanol Management Company LLC (“EMC”), our wholly-owned subsidiary, has undertaken an environmental audit at the terminal located in Henderson, Colorado regarding compliance with the hazardous waste requirements administered by the Colorado Department of Public Health and Environment (“CDPHE”). By letter dated November 7, 2012, EMC notified the CDPHE that wastewater held in spill tanks at the terminal was stored in the tank longer than permissible under the hazardous waste regulations.

Table of Content

Between November 2010 and February 2012, certain of our subsidiaries have submitted ten reports to the EPA voluntarily disclosing non-compliance with fuels regulations at the Cheyenne, El Dorado, Navajo, Tulsa and Woods Cross refineries and at the Henderson, Colorado and Cedar City, Utah terminals. The EPA has requested additional information regarding certain of these reports, and our subsidiaries have complied with all requests received to date.

Other

We are a party to various other litigation and legal proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the third quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under Approved Stock Repurchase Programs	Maximum Dollar Value of Shares Yet to be Purchased under Approved Stock Repurchase Programs
July 2012	—	$—	—	$510,228,860
August 2012	—	$—	—	$510,228,860
September 2012 (1)	13,600	$39.39	—	$510,228,860
Total for July to September 2012	13,600		—

(1) The September 2012 shares repurchased were not purchased under our approved stock repurchase program, but rather pursuant to separate authority from our Board of Directors.

Item 6.	Exhibits

The Exhibit Index on page 59 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: November 7, 2012	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2012	/s/ J. W. Gann, Jr.
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

4.1+
Fourth Supplemental Indenture, dated August 6, 2012, among HEP UNEV Holdings LLC, HEP UNEV Pipeline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other guarantors party thereto and U.S. Bank National Association to the Indenture, dated March 10, 2010, among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the guarantors party thereto and U.S. Bank National Association.

4.2+
First Supplemental Indenture, dated August 6, 2012, among HEP UNEV Holdings LLC, HEP UNEV Pipeline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other guarantors party thereto and U.S. Bank National Association to the Indenture, dated March 12, 2012, among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the guarantors party thereto and U.S. Bank National Association.

10.1
LLC Interest Purchase Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and HEP UNEV Holdings LLC (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 1-03876).

10.2
Seventh Amended and Restated Omnibus Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 1-03876).

10.3
Limited Partial Waiver of Incentive Distribution Rights under the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated as of July 12, 2012 (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 1-03876).

10.4
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, by and among HEP UNEV Holdings LLC, HollyFrontier Holdings LLC and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 1-03876).

10.5
Termination of Option Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, HEP UNEV Pipeline LLC (f/k/a Holly UNEV Pipeline Company), Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C., HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 1-03876).

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

101*
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

+ Filed herewith.
++ Furnished herewith.
* Furnished electronically herewith.