Form 10-Q
period 2013-03-31
HollyFrontier Corp
filed 2013-05-08
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
203,105,789 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2013.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content

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

“WTS” means West Texas Sour, a medium sour crude oil.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $18,193 and $5,237, respectively)	$1,872,442	$1,757,699
Marketable securities	665,694	630,586
Accounts receivable: Product and transportation (HEP: $37,129 and $38,097, respectively)	599,669	587,728
Crude oil resales	56,855	46,502
	656,524	634,230
Inventories: Crude oil and refined products	1,398,769	1,238,678
Materials, supplies and other (HEP: $1,491 and $1,259, respectively)	72,031	80,954
	1,470,800	1,319,632
Income taxes receivable	37,904	74,957
Prepayments and other (HEP: $1,984 and $2,360, respectively)	59,946	53,161
Total current assets	4,763,310	4,470,265

Properties, plants and equipment, at cost (HEP: $1,158,287 and $1,155,710, respectively)	4,008,803	3,943,114
Less accumulated depreciation (HEP: $(152,710) and $(141,154), respectively)	(794,605)	(748,414)
	3,214,198	3,194,700
Marketable securities (long-term)	5,000	5,116
Other assets: Turnaround costs	197,356	151,764
Goodwill (HEP: $288,991 and $288,991, respectively)	2,338,302	2,338,302
Intangibles and other (HEP: $75,007 and $76,300, respectively)	178,006	168,850
	2,713,664	2,658,916
Total assets	$10,696,172	$10,328,997

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $12,346 and $12,030, respectively)	$1,339,419	$1,314,151
Income taxes payable	151,403	—
Accrued liabilities (HEP: $14,135 and $23,705, respectively)	127,005	195,077
Deferred income tax liabilities	149,127	145,216
Total current liabilities	1,766,954	1,654,444

Long-term debt (HEP: $811,913 and $864,673, respectively)	1,283,245	1,336,238
Deferred income taxes (HEP: $4,951 and $4,951, respectively)	554,102	536,670
Other long-term liabilities (HEP: $30,192 and $28,683, respectively)	162,824	158,987

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of March 31, 2013 and December 31, 2012	2,560	2,560
Additional capital	3,973,788	3,911,353
Retained earnings	3,225,050	3,054,769
Accumulated other comprehensive income (loss)	3,334	(8,425)
Common stock held in treasury, at cost – 52,635,439 and 52,411,370 shares as of March 31, 2013 and December 31, 2012, respectively	(918,939)	(907,303)
Total HollyFrontier stockholders’ equity	6,285,793	6,052,954
Noncontrolling interest	643,254	589,704
Total equity	6,929,047	6,642,658
Total liabilities and equity	$10,696,172	$10,328,997

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2013 and December 31, 2012. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Sales and other revenues	$4,707,789	$4,931,738
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,792,535	4,186,917
Operating expenses (exclusive of depreciation and amortization)	265,099	241,627
General and administrative expenses (exclusive of depreciation and amortization)	29,198	27,528
Depreciation and amortization	71,762	56,102
Total operating costs and expenses	4,158,594	4,512,174
Income from operations	549,195	419,564
Other income (expense):
Earnings of equity method investments	59	717
Interest income	1,531	460
Interest expense	(21,320)	(33,315)
	(19,730)	(32,138)
Income before income taxes	529,465	387,426
Income tax provision:
Current	206,627	142,870
Deferred	(20,533)	(2,464)
	186,094	140,406
Net income	343,371	247,020
Less net income attributable to noncontrolling interest	9,702	5,324
Net income attributable to HollyFrontier stockholders	$333,669	$241,696
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.64	$1.16
Diluted	$1.63	$1.16
Cash dividends declared per common share	$0.80	$0.60
Average number of common shares outstanding:
Basic	203,515	208,531
Diluted	204,217	209,138

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$343,371	$247,020
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain on available-for-sale securities	19	305
Reclassification adjustments to net income on sale or maturity of marketable securities	(3)	(117)
Net unrealized gain on available-for-sale securities	16	188
Hedging instruments:
Change in fair value of cash flow hedging instruments	(10,346)	(140,697)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	27,704	(16,192)
Amortization of unrealized loss attributable to discontinued cash flow hedges	939	1,274
Net unrealized gain (loss) on hedging instruments	18,297	(155,615)
Actuarial loss on post-retirement healthcare plan reclassified to net income upon partial plan settlement	1,726	—
Other comprehensive income (loss) before income taxes	20,039	(155,427)
Income tax expense (benefit)	7,488	(60,670)
Other comprehensive income (loss)	12,551	(94,757)
Total comprehensive income	355,922	152,263
Less noncontrolling interest in comprehensive income	10,494	5,861
Comprehensive income attributable to HollyFrontier stockholders	$345,428	$146,402

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$343,371	$247,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,762	56,102
Earnings of equity method investments, net of distributions	628	34
Deferred income taxes	(20,533)	(2,464)
Equity-based compensation expense	8,580	9,485
Change in fair value – derivative instruments	(53,745)	12,122
(Increase) decrease in current assets:
Accounts receivable	(22,294)	(25,247)
Inventories	(151,168)	(230,536)
Income taxes receivable	37,053	365
Prepayments and other	3,866	(1,831)
Increase (decrease) in current liabilities:
Accounts payable	(40,964)	124,235
Income taxes payable	151,403	111,846
Accrued liabilities	(9,846)	(46,358)
Turnaround expenditures	(69,835)	(21,762)
Other, net	285	20,894
Net cash provided by operating activities	248,563	253,905

Cash flows from investing activities:
Additions to properties, plants and equipment	(66,951)	(47,133)
Additions to properties, plants and equipment – HEP	(5,013)	(14,254)
Proceeds from sale of property	2,290	—
Investment in Sabine Biofuels	—	(1,200)
Purchases of marketable securities	(178,251)	(106,573)
Sales and maturities of marketable securities	143,280	100,480
Net cash used for investing activities	(104,645)	(68,680)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	57,000	36,000
Repayments under credit agreement – HEP	(110,000)	(81,000)
Net proceeds from issuance of senior notes – HEP	—	294,750
Principal tender on senior notes – HEP	—	(157,761)
Proceeds from sale of HEP common units	73,444	—
Proceeds from common unit offerings - HEP	73,444	—
Purchase of treasury stock	(6,610)	(62,532)
Contribution from joint venture partner	—	5,500
Dividends	(102,163)	(126,019)
Distributions to noncontrolling interest	(15,288)	(14,391)
Excess tax benefit from equity-based compensation	744	3,792
Purchase of units for incentive grants – HEP	(2,719)	(1,283)
Deferred financing costs	—	(1,123)
Other	2,973	(512)
Net cash used for financing activities	(29,175)	(104,579)

Cash and cash equivalents:
Increase for the period	114,743	80,646
Beginning of period	1,757,699	1,578,904
End of period	$1,872,442	$1,659,550

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,825	$24,422
Income taxes	$17,380	$27,006

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of March 31, 2013, we:

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

•
owned Ethanol Management Company (“EMC”), a products terminal and blending facility near Denver, Colorado and a 50% interest in Sabine Biofuels II, LLC (“Sabine Biofuels”), a biodiesel production facility located in Port Arthur, Texas; and

•
owned a 39% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.'s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”), and a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”), a 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2013, the consolidated results of operations and comprehensive income for the three months ended March 31, 2013 and 2012 and consolidated cash flows for the three months ended March 31, 2013 and 2012 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 that has been filed with the SEC.

Our results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2013.

Balance Sheet Offsetting: We purchase and sell inventories of crude oil with certain same-parties that are net settled in accordance with contractual net settlement provisions. Our policy is to present such balances on a net basis because it more appropriately presents our economic resources (accounts receivable) and claims against us (accounts payable) and the future cash flows associated with such assets and liabilities. The following table presents these balances on a gross basis with offsetting amounts that reconcile to a net payable balance included in our consolidated balance sheets.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Gross Payable	Gross Receivable Offset in Balance Sheet	Net Payable Recognized in Balance Sheet
	(In thousands)
March 31, 2013

Accounts Payable	$2,068,683	$(729,264)	$1,339,419

December 31, 2012

Accounts Payable	$2,037,549	$(723,398)	$1,314,151

See Note 10 for disclosure of amounts related to our derivative instruments that are also presented on a net basis in our consolidated balance sheets.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.5 million at March 31, 2013 and December 31, 2012.

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

Goodwill: Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually, or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2013, there have been no impairments to goodwill.

NOTE 2:	Holly Energy Partners

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

As of March 31, 2013, we owned a 39% interest in HEP, including the 2% general partner interest. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the three months ended March 31, 2013. We do not provide financial or equity support through any liquidity arrangements and /or debt guarantees to HEP.

HEP has outstanding debt under a senior secured revolving credit agreement and its senior notes. With the exception of the assets of HEP Logistics Holdings, L.P., one of our wholly-owned subsidiaries and HEP’s general partner, HEP’s creditors have no recourse to our assets. Any recourse to HEP’s general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 9 for a description of HEP’s debt obligations.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At March 31, 2013, we have an agreement to pledge up to 12.0 million of our HEP common units to collateralize certain crude oil purchases. These units represent a 20% ownership interest in HEP.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2013, these agreements result in minimum annualized payments to HEP of $220.8 million.

Since HEP is a consolidated VIE, our transactions with HEP including fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.

HEP Common Unit Offering
In March 2013, HEP closed on a public offering of 1,875,000 of its common units. Additionally, our wholly-owned subsidiary, HollyFrontier Holdings LLC, as a selling unitholder, closed on a public sale of 1,875,000 HEP common units held by it. HEP used net proceeds of $73.4 million to repay indebtedness incurred under its credit facility and for general partnership purposes. As a result of these transactions and resulting HEP ownership changes, we adjusted additional capital and equity attributable to HEP's noncontrolling interest holders to reallocate HEP's equity among its unitholders.

NOTE 3:	Financial Instruments

Our financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, debt and derivative instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. HEP's outstanding credit agreement borrowings also approximate fair value as interest rates are reset frequently at current interest rates.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and related estimated fair values of our investments in marketable securities, derivative instruments and senior notes at March 31, 2013 and December 31, 2012 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
March 31, 2013
Assets:
Marketable debt securities	$670,694	$670,694	$—	$670,694	$—
Commodity price swaps	43,808	43,808	—	27,598	16,210
Forward sales	1,468	1,468	—	—	1,468
Total assets	$715,970	$715,970	$—	$698,292	$17,678

Liabilities:
NYMEX futures contracts	$5,837	$5,837	$5,837	$—	$—
Commodity price swaps	38,650	38,650	—	14,723	23,927
HollyFrontier senior notes	435,373	469,573	—	469,573	—
HEP senior notes	443,913	480,563	—	480,563	—
HEP interest rate swaps	2,868	2,868	—	2,868	—
Total liabilities	$926,641	$997,491	$5,837	$967,727	$23,927

December 31, 2012
Assets:
Marketable debt securities	$635,702	$635,702	$—	$635,702	$—
Commodity price swaps	17,383	17,383	—	6,151	11,232
Total assets	$653,085	$653,085	$—	$641,853	$11,232

Liabilities:
NYMEX futures contracts	$5,563	$5,563	$5,563	$—	$—
Commodity price swaps	83,982	83,982	—	39,092	44,890
HollyFrontier senior notes	435,254	470,990	—	470,990	—
HEP senior notes	443,673	484,125	—	484,125	—
HEP interest rate swaps	3,430	3,430	—	3,430	—
Total liabilities	$971,902	$1,048,090	$5,563	$997,637	$44,890

Level 1 Financial Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Financial Instruments
Investments in marketable debt securities and derivative instruments consisting of commodity price swaps and HEP's interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair values of the commodity price and interest rate swap contracts are based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP's interest rate swaps. The fair value of the marketable debt securities and senior notes is based on values provided by a third-party, which were derived using market quotes for similar type instruments, a Level 2 input.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Level 3 Financial Instruments
We have commodity price swap contracts that relate to forecasted sales of diesel and unleaded gasoline and forecasted purchases of WCS for which quoted forward market prices are not readily available. The forward rate used to value these price swaps is derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing and grade differentials, a Level 3 input.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to derivative instruments) for the three months ended March 31, 2013 and 2012:

Level 3 Financial Instruments	Three Months Ended March 31,
	2013	2012
	(In thousands)
Asset (liability) balance at beginning of period	$(33,658)	$31,616
Change in fair value:
Recognized in other comprehensive income	(49,202)	(146,769)
Recognized in cost of products sold	43,559	—
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	19,185	(34,125)
Recognized in cost of products sold	13,867	—
Asset (liability) balance at end of period	$(6,249)	$(149,278)

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 derivative instruments would result in an estimated fair value change of approximately $4.1 million.

NOTE 4:	Earnings Per Share

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

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Earnings attributable to HollyFrontier stockholders	$333,669	$241,696
Average number of shares of common stock outstanding	203,515	208,531
Effect of dilutive variable restricted shares and performance share units	702	607
Average number of shares of common stock outstanding assuming dilution	204,217	209,138
Basic earnings per share	$1.64	$1.16
Diluted earnings per share	$1.63	$1.16

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 5:	Stock-Based Compensation

As of March 31, 2013, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $7.5 million and $8.5 million for the three months ended March 31, 2013 and 2012, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C. non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $1.1 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

Restricted Stock and Restricted Stock Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees restricted stock awards with awards generally vesting over a period of three years. Award recipients are generally entitled to all the rights of absolute ownership of the restricted shares from the date of grant (unless a recipient's tax election requires otherwise) including the right to vote the shares and to receive dividends. Upon vesting, restrictions on the restricted shares lapse at which time they convert to common shares. The vesting for certain key executives is contingent upon certain performance targets being realized. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock and restricted stock unit award is measured based on the market price as of the date of grant and is amortized over the respective vesting period.

A summary of restricted stock and restricted stock unit activity and changes during the three months ended March 31, 2013 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013 (non-vested)	843,527	$34.52
Granted	29,500	45.90
Vesting (transfer/conversion to common stock)	(97,812)	25.48
Forfeited	(6,714)	35.77
Outstanding at March 31, 2013 (non-vested)	768,501	$36.09	$39,539

For the three months ended March 31, 2013, 97,812 restricted stock and restricted stock units vested having a grant date fair value of $2.5 million. As of March 31, 2013, there was $15.0 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

The fair value of performance share unit awards subject to financial performance criteria is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of March 31, 2013, estimated share payouts for outstanding non-vested performance share unit awards ranged from 110% to 170%.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

A summary of performance share unit activity and changes during the three months ended March 31, 2013 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2013 (non-vested)	875,574
Granted	—
Vesting and transfer of ownership to recipients	—
Forfeited	(7,914)
Outstanding at March 31, 2013 (non-vested)	867,660

Based on the weighted-average grant date fair value of $35.40 per share, there was $22.9 million of total unrecognized compensation cost related to non-vested performance share units as of March 31, 2013. That cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at March 31, 2013 consisted of cash, cash equivalents and investments in marketable debt securities.

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

The following is a summary of our available-for-sale securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
March 31, 2013
Certificates of deposit	$81,771	$9	$(4)	$81,776
Commercial paper	51,541	27	—	51,568
Corporate debt securities	69,806	4	(38)	69,772
State and political subdivisions debt securities	467,583	29	(34)	467,578
Total marketable securities	$670,701	$69	$(76)	$670,694

December 31, 2012
Certificates of deposit	$82,791	$14	$(6)	$82,799
Commercial paper	45,737	17	—	45,754
Corporate debt securities	49,587	2	(30)	49,559
State and political subdivisions debt securities	457,615	26	(51)	457,590
Total marketable securities	$635,730	$59	$(87)	$635,702

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

For the three months ended March 31, 2013 and 2012, we recognized $0.5 million and $0.3 million, respectively, of interest income on our marketable debt securities. Unrealized gains and losses are temporary.

NOTE 7:	Inventories

Inventory consists of the following components:

	March 31, 2013	December 31, 2012
	(In thousands)
Crude oil	$512,441	$502,978
Other raw materials and unfinished products(1)	188,814	150,090
Finished products(2)	697,514	585,610
Process chemicals(3)	4,398	3,514
Repairs and maintenance supplies and other	67,633	77,440
Total inventory	$1,470,800	$1,319,632

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

NOTE 8:	Environmental

We expensed $0.1 million and $14.3 million for the three months ended March 31, 2013 and 2012, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $87.9 million and $88.9 million at March 31, 2013 and December 31, 2012, respectively, of which $68.9 million and $72.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement (the “HollyFrontier Credit Agreement”) with Union Bank, N.A. as administrative agent and certain lenders from time to time party thereto. The HollyFrontier Credit Agreement matures in July 2016 and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At March 31, 2013, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $29.0 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $550 million senior secured revolving credit facility that matures in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At March 31, 2013, HEP was in compliance with all of its covenants, had outstanding borrowings of $368.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
9.875% Senior Notes
Principal	$286,812	$286,812
Unamortized discount	(7,139)	(7,468)
	279,673	279,344
6.875% Senior Notes
Principal	150,000	150,000
Unamortized premium	5,700	5,910
	155,700	155,910
Financing Obligation	35,959	36,311

Total HollyFrontier long-term debt	471,332	471,565

HEP Credit Agreement	368,000	421,000

HEP 8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,525)	(1,602)
	148,475	148,398
HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,562)	(4,725)
	295,438	295,275

Total HEP long-term debt	811,913	864,673

Total long-term debt	$1,283,245	$1,336,238

We capitalized interest attributable to construction projects of $3.4 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 10: Derivative Instruments and Hedging Activities

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

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas and WTI crude oil and forecasted sales of ultra-low sulfur diesel. We also have forward sales contracts that lock in the sales prices of future sales of refined product. These contracts have been designated as accounting hedges and are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. Also on a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
		(In thousands)
Three Months Ended March 31, 2013
Commodity price swaps
Change in fair value	$(10,404)	Sales and other revenues	$(19,185)	Sales and other revenues	$(356)
Loss reclassified to earnings due to settlements	27,200	Cost of products sold	(6,532)	Cost of products sold	3,131
Amortization of discontinued hedge reclassified to earnings	90	Operating expenses	(1,573)	Operating expenses	(365)
Total	$16,886		$(27,290)		$2,410

Three Months Ended March 31, 2012
Commodity price swaps
Change in fair value	$(140,121)	Sales and other revenues	$(34,125)	Sales and other revenues	$(1,330)
Loss reclassified to earnings due to settlements	(16,416)	Cost of products sold	50,541
Total	$(156,537)		$16,416		$(1,330)

As of March 31, 2013, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2013	2014	2015	2016	2017	Unit of Measure

Commodity Price Swaps:
Natural gas - long	45,600,000	7,200,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	8,340,000	7,975,000	365,000	—	—	—	Barrels
Ultra-low sulfur diesel - short	8,340,000	7,975,000	365,000	—	—	—	Barrels
Forward sales - diesel and gasoline	535,000	535,000	—	—	—	—	Barrels

In the first quarter of 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 45,600,000 MMBTU's to be purchased ratably through 2017. As of March 31, 2013, we have an unrealized loss of $5.1 million classified as OCI that relates to the application of hedge accounting prior to dedesignation that will be amortized as a charge to operating expenses as the contracts mature.

Economic Hedges
We also have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to fix our purchase price on forecasted natural gas and crude oil and other feedstock purchases, and to lock in the spread between WCS and WTI crude oil and between WTS and WTI crude oil on forecasted purchases of WCS and WTS. Also, we have NYMEX futures contracts to lock in prices on purchases of inventory. These contracts are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to income.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended March 31,
Location of Gain (Loss) Recognized in Income	2013	2012
	(In thousands)
Cost of products sold	$33,592	$(14,994)
Operating expenses	(4,993)	(1,701)
Total	$28,599	$(16,695)

As of March 31, 2013, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2013	2014	2015	2016	2017	Unit of Measure

Commodity price swap (gasoline) - long	125,000	125,000	—	—	—	—	Barrels
Commodity price swap (gasoline) - short	125,000	125,000	—	—	—	—	Barrels
Commodity price swap (WCS spread) - long	5,362,500	5,362,500	—	—	—	—	Barrels
Commodity price swap (WTS spread) - long	1,960,000	1,960,000	—	—	—	—	Barrels
Commodity price swap (natural gas) - long	45,600,000	7,200,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	45,600,000	7,200,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - long	234,000	234,000	—	—	—	—	Barrels
NYMEX futures (WTI) - short	1,178,000	1,178,000	—	—	—	—	Barrels
Physical contracts - long	540,000	540,000	—	—	—	—	Barrels
Physical contracts - short	540,000	540,000	—	—	—	—	Barrels

Interest Rate Risk Management

HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2013, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of March 31, 2013, which equaled an effective interest rate of 3.49%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of March 31, 2013, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under cash flow hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended March 31, 2013
Interest rate swaps
Change in fair value	$58
Loss reclassified to earnings due to settlements	504	Interest expense	$(1,353)
Amortization of discontinued hedge reclassified to earnings	849
Total	$1,411		$(1,353)

Three Months Ended March 31, 2012
Interest rate swaps
Change in fair value	$(578)
Loss reclassified to earnings due to settlements	224	Interest expense	$(1,498)
Amortization of discontinued hedge reclassified to earnings	1,274
Total	$920		$(1,498)

The following table presents the fair value and balance sheet locations of our outstanding derivative instruments. These amounts are presented on a gross basis with offsetting balances that reconcile to a net asset or liability position in our consolidated balance sheets. We present on a net basis to reflect the net settlement of these positions in accordance with provisions of our master netting arrangements.

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$24,630	$(27,144)	$(2,514)
Forward sales contracts	1,468	—	1,468	—	—	—
Interest rate swap contracts	—	—	—	2,868	—	2,868
	$1,468	$—	$1,468	$27,498	$(27,144)	$354

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$12,493	$(1,842)	$10,651	$12,178	$(4,171)	$8,007
NYMEX futures contracts	—	—	—	5,837	—	5,837
	$12,493	$(1,842)	$10,651	$18,015	$(4,171)	$13,844

Total net balance			$12,119			$14,198

Balance sheet classification:	Prepayment and other		$12,119	Accrued liabilities		$562
				Other long-term liabilities		13,636
			$12,119			$14,198

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2012
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$37,828	$(17,383)	$20,445
Interest rate swap contracts	—	—	—	3,430	—	3,430
	$—	$—	$—	$41,258	$(17,383)	$23,875

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$46,154	$—	$46,154
NYMEX futures contracts	—	—	—	5,563	—	5,563
	$—	$—	$—	$51,717	$—	$51,717

Total net balance			$—			$75,592

Balance sheet classification:				Accrued liabilities		$62,388
				Other long-term liabilities		13,204
						$75,592

At March 31, 2013, we had a pre-tax net unrealized loss of $4.3 million classified in accumulated other comprehensive income that relates to all accounting hedges. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of approximately $5.3 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the three months ended March 31, 2013 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2012	$6,052,954	$589,704	$6,642,658
Net income	333,669	9,702	343,371
Dividends	(163,388)	—	(163,388)
Distributions to noncontrolling interest holders	—	(15,288)	(15,288)
Other comprehensive income, net of tax	11,759	792	12,551
Allocated equity on HEP common unit issuances, net of tax	54,011	60,145	114,156
Equity-based compensation	7,457	1,123	8,580
Excess tax benefit attributable to equity-based compensation	744	—	744
Purchase of treasury stock (1)	(11,413)	—	(11,413)
Purchase of HEP units for restricted grants	—	(2,924)	(2,924)
Balance at March 31, 2013	$6,285,793	$643,254	$6,929,047

(1)	Includes 31,141 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

We have a Board approved repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2013, we had remaining authorization to repurchase up to $494.4 million under this stock repurchase program.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2013
Unrealized gain, net of reclassifications from sale or maturity, on available-for-sale securities	$16	$8	$8
Unrealized gain on hedging activities	18,297	6,809	11,488
Actuarial loss on post-retirement healthcare plan reclassified to net income upon partial plan settlement	1,726	671	1,055
Other comprehensive income	20,039	7,488	12,551
Less other comprehensive income attributable to noncontrolling interest	792	—	792
Other comprehensive income attributable to HollyFrontier stockholders	$19,247	$7,488	$11,759

Three Months Ended March 31, 2012
Unrealized gain, net of reclassifications from sale or maturity, on available-for-sale securities	$188	$74	$114
Unrealized loss on hedging activities	(155,615)	(60,744)	(94,871)
Other comprehensive loss	(155,427)	(60,670)	(94,757)
Less other comprehensive income attributable to noncontrolling interest	537	—	537
Other comprehensive loss attributable to HollyFrontier stockholders	$(155,964)	$(60,670)	$(95,294)

The temporary unrealized gain (loss) on available-for-sale securities is due to changes in market prices of securities.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Components	Gain (Loss) Reclassified From AOCI	Income Statement Line Item
(In thousands)
Three Months Ended March 31, 2013

Securities available-for-sale	$3	Interest income
	1	Income tax expense
	$2	Net of tax

Hedging instruments:
Commodity price swaps	$(19,185)	Sales and other revenues
	(6,532)	Cost of products sold
	(1,573)	Operating expenses
Interest rate swaps	(1,353)	Interest expense
(28,643)
	(10,823)	Income tax benefit
	(17,820)	Net of tax
	820	Noncontrolling interest
	$(17,000)	Net of tax and noncontrolling interest

Retiree medical obligation	$(84)	Cost of products sold
	(1,549)	Operating expenses
	(93)	General and administrative expenses
(1,726)
	(671)	Income tax benefit
	$(1,055)	Net of tax

Total reclassifications for the period	$(18,053)

Three Months Ended March 31, 2012

Securities available-for-sale	$117	Interest income
	46	Income tax expense
	$71	Net of tax

Hedging instruments
Commodity price swaps	$(34,125)	Sales and other revenues
	50,541	Cost of products sold
Interest rate swaps	(1,498)	Interest expense
14,918
	6,143	Income tax expense
	8,775	Net of tax
	873	Noncontrolling interest
	$9,648	Net of tax and noncontrolling interest

Total reclassifications for the period	$9,719

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	March 31, 2013	December 31, 2012
	(In thousands)
Pension obligation	$(23,973)	$(23,973)
Retiree medical obligation	29,660	28,605
Unrealized gain (loss) on available-for-sale securities	1	(7)
Unrealized (loss) on hedging activities, net of noncontrolling interest	(2,354)	(13,050)
Accumulated other comprehensive income (loss)	$3,334	$(8,425)

NOTE 13:	Retirement Plan

We sponsor a non-contributory defined benefit retirement plan that covers certain employees and is fully frozen. In 2012, our Compensation Committee, pursuant to authority delegated to it by the Board of Directors, approved the termination of the HollyFrontier Corporation Pension Plan (the “Plan”). Accordingly, our remaining liability under the Plan is expected to be funded in 2013. Our actual obligations under the Plan are contingent upon the timing of the pension plan termination as well as participant settlement obligations. We expect to record an additional expense on termination of the Plan at the date we are released from the liability, including the amount of actuarial loss currently recorded as accumulated other comprehensive income ($37.6 million, $23.0 million after-tax) at March 31, 2013 plus an amount equal to any contribution we make to the Plan in excess of the $19.3 million accrued pension liability we have recorded at March 31, 2013.

The net periodic pension expense consisted of the following components:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service cost – benefit earned during the period	$—	$170
Interest cost on projected benefit obligations	899	991
Expected return on plan assets	(46)	(950)
Amortization of prior service cost	—	17
Amortization of net loss	693	483
Estimated effect of curtailment	—	225
Net periodic pension expense	$1,546	$936

The expected long-term annual rate of return on plan assets is 0.25%, which is the rate used in measuring 2013 net periodic benefit costs.

In 2012, we established a program for plan participants whose benefits pursuant to the defined benefit plan were frozen. The program provides for payments after year-end for each of the next three years provided the employee remains with us. The payments are based on each employee's years of service and eligible salary. For the three months ended March 31, 2013 and 2012, we recognized transition benefit costs of $2.9 million and $3.4 million, respectively, associated with transition to the new defined contribution plan.

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements.The net periodic benefit expense of this plan consisted of the following components:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service cost – benefit earned during the period	$278	$475
Interest cost on projected benefit obligations	159	875
Amortization of prior service credit	(1,474)	(550)
Amortization of net loss	31	75
Actuarial loss on post-retirement healthcare plan reclassified to net income upon partial plan settlement	1,726	—
Net periodic pension expense	$720	$875

In the first quarter of 2013, we settled a portion of our post-retirement medical obligation. Upon settlement, we reclassified a $1.7 million pretax loss out of accumulated other comprehensive income that was recognized as a charge to net income.

NOTE 14:	Contingencies

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

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	HEP (1)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2013
Sales and other revenues	$4,692,426	$76,484	$563	$(61,684)	$4,707,789
Depreciation and amortization	$57,170	$13,749	$1,050	$(207)	$71,762
Income (loss) from operations	$542,202	$33,474	$(25,972)	$(509)	$549,195
Capital expenditures	$63,632	$5,013	$3,319	$—	$71,964

Three Months Ended March 31, 2012
Sales and other revenues	$4,919,737	$67,577	$156	$(55,732)	$4,931,738
Depreciation and amortization	$41,721	$13,395	$1,193	$(207)	$56,102
Income (loss) from operations	$414,943	$32,113	$(26,975)	$(517)	$419,564
Capital expenditures	$45,534	$14,254	$1,599	$—	$61,387

March 31, 2013
Cash, cash equivalents and investments in marketable securities	$20	$18,193	$2,524,923	$—	$2,543,136
Total assets	$6,946,525	$1,428,372	$2,671,573	$(350,298)	$10,696,172
Long-term debt	$—	$811,913	$487,092	$(15,760)	$1,283,245

December 31, 2012
Cash, cash equivalents and investments in marketable securities	$2,101	$5,237	$2,386,063	$—	$2,393,401
Total assets	$6,702,872	$1,426,800	$2,531,967	$(332,642)	$10,328,997
Long-term debt	$—	$864,673	$487,472	$(15,907)	$1,336,238

(1) HEP acquired our 75% interest in UNEV in July 2012. As a result, we have recast our HEP segment information for the three months ended March 31, 2012 to include the UNEV Pipeline operations as a consolidated subsidiary of HEP. The UNEV Pipeline operations were previously presented under Corporate and Other.

HEP segment revenues from external customers were $12.9 million and $11.9 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 39% ownership interest at March 31, 2013, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

HEP acquired our 75% interest in UNEV in July 2012. As a result, we have recast our HEP segment information for the three months ended March 31, 2012 to include the UNEV Pipeline operations as a consolidated subsidiary of HEP. UNEV was previously presented as a Non-Guarantor Restricted Subsidiary.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
March 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,854,247	$—	$2	$—	$1,854,249	$18,193	$—	$1,872,442
Marketable securities	665,685	9	—	—	665,694	—	—	665,694
Accounts receivable, net	4,766	650,601	7,763	—	663,130	37,129	(43,735)	656,524
Intercompany accounts receivable (payable)	(765,537)	499,248	266,289	—	—	—	—	—
Inventories	—	1,469,309	—	—	1,469,309	1,491	—	1,470,800
Income taxes receivable	37,904	—	—	—	37,904	—	—	37,904
Prepayments and other	22,859	39,266	—	—	62,125	1,984	(4,163)	59,946
Total current assets	1,819,924	2,658,433	274,054	—	4,752,411	58,797	(47,898)	4,763,310
Properties, plants and equip, net	25,019	2,468,535	—	—	2,493,554	1,005,577	(284,933)	3,214,198
Marketable securities (long-term)	5,000	—	—	—	5,000	—	—	5,000
Investment in subsidiaries	5,909,650	175,693	—	(6,085,343)	—	—	—	—
Intangibles and other assets	17,096	2,334,619	40,418	(25,000)	2,367,133	363,998	(17,467)	2,713,664
Total assets	$7,776,689	$7,637,280	$314,472	$(6,110,343)	$9,618,098	$1,428,372	$(350,298)	$10,696,172

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$68,099	$1,294,946	$—	$—	$1,363,045	$12,346	$(35,972)	$1,339,419
Income taxes payable	151,403	—	—	—	151,403	—	—	151,403
Accrued liabilities	52,552	63,281	1,200	—	117,033	14,135	(4,163)	127,005
Deferred income tax liabilities	149,127	—	—	—	149,127	—	—	149,127
Total current liabilities	421,181	1,358,227	1,200	—	1,780,608	26,481	(40,135)	1,766,954
Long-term debt	460,374	35,958	—	(25,000)	471,332	811,913	—	1,283,245
Liability to HEP	—	254,789	—	—	254,789	—	(254,789)	—
Deferred income tax liabilities	549,151	—	—	—	549,151	4,951	—	554,102
Other long-term liabilities	57,168	78,656	—	—	135,824	30,193	(3,193)	162,824
Investment in HEP	—	—	137,579	—	137,579	—	(137,579)	—
Equity – HollyFrontier	6,288,815	5,909,650	175,693	(6,085,343)	6,288,815	453,256	(456,278)	6,285,793
Equity – noncontrolling interest	—	—	—	—	—	101,578	541,676	643,254
Total liabilities and equity	$7,776,689	$7,637,280	$314,472	$(6,110,343)	$9,618,098	$1,428,372	$(350,298)	$10,696,172

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,748,808	$3,652	$2	$—	$1,752,462	$5,237	$—	$1,757,699
Marketable securities	630,579	7	—	—	630,586	—	—	630,586
Accounts receivable, net	4,788	627,262	—	—	632,050	38,097	(35,917)	634,230
Intercompany accounts receivable (payable)	(546,655)	285,291	261,364	—	—	—	—	—
Inventories	—	1,318,373	—	—	1,318,373	1,259	—	1,319,632
Income taxes receivable	74,957	—	—	—	74,957	—	—	74,957
Prepayments and other	21,867	34,667	—	—	56,534	2,360	(5,733)	53,161
Total current assets	1,934,344	2,269,252	261,366	—	4,464,962	46,953	(41,650)	4,470,265
Properties, plants and equip, net	24,209	2,444,398	—	—	2,468,607	1,014,556	(288,463)	3,194,700
Marketable securities (long-term)	5,116	—	—	—	5,116	—	—	5,116
Investment in subsidiaries	5,251,396	74,120	—	(5,325,516)	—	—	—	—
Intangibles and other assets	11,825	2,284,329	25,000	(25,000)	2,296,154	365,291	(2,529)	2,658,916
Total assets	$7,226,890	$7,072,099	$286,366	$(5,350,516)	$9,234,839	$1,426,800	$(332,642)	$10,328,997

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,941	$1,336,097	$—	$—	$1,338,038	$12,030	$(35,917)	$1,314,151
Income taxes payable	—	—	—	—	—	—	—	—
Accrued liabilities	71,226	105,298	581	—	177,105	23,705	(5,733)	195,077
Deferred income tax liabilities	145,225	—	(9)	—	145,216	—	—	145,216
Total current liabilities	218,392	1,441,395	572	—	1,660,359	35,735	(41,650)	1,654,444
Long-term debt	460,254	36,311	—	(25,000)	471,565	864,673	—	1,336,238
Liability to HEP	—	257,777	—	—	257,777	—	(257,777)	—
Deferred income tax liabilities	530,544	—	1,175	—	531,719	—	4,951	536,670
Other long-term liabilities	48,757	85,220	—	—	133,977	28,683	(3,673)	158,987
Investment in HEP	—	—	210,499	—	210,499	—	(210,499)	—
Equity – HollyFrontier	5,968,943	5,251,396	74,120	(5,325,516)	5,968,943	382,207	(298,196)	6,052,954
Equity – noncontrolling interest	—	—	—	—	—	115,502	474,202	589,704
Total liabilities and equity	$7,226,890	$7,072,099	$286,366	$(5,350,516)	$9,234,839	$1,426,800	$(332,642)	$10,328,997

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$531	$4,692,426	$32	$—	$4,692,989	$76,484	$(61,684)	$4,707,789
Operating costs and expenses:
Cost of products sold	—	3,853,128	(92)	133	3,853,169	—	(60,634)	3,792,535
Operating expenses	—	239,423	(19)	—	239,404	26,029	(334)	265,099
General and administrative	24,131	1,775	60	—	25,966	3,232	—	29,198
Depreciation and amortization	926	60,620	—	—	61,546	13,749	(3,533)	71,762
Total operating costs and expenses	25,057	4,154,946	(51)	133	4,180,085	43,010	(64,501)	4,158,594
Income (loss) from operations	(24,526)	537,480	83	(133)	512,904	33,474	2,817	549,195
Other income (expense):
Earnings of equity method investments	550,891	11,614	11,992	(563,103)	11,394	657	(11,992)	59
Interest income (expense)	(7,221)	1,797	137	152	(5,135)	(12,382)	(2,272)	(19,789)
	543,670	13,411	12,129	(562,951)	6,259	(11,725)	(14,264)	(19,730)
Income before income taxes	519,144	550,891	12,212	(563,084)	519,163	21,749	(11,447)	529,465
Income tax provision	186,039	—	—	—	186,039	55	—	186,094
Net income	333,105	550,891	12,212	(563,084)	333,124	21,694	(11,447)	343,371
Less net income attributable to noncontrolling interest	—	—	—	—	—	2,890	6,812	9,702
Net income attributable to HollyFrontier stockholders	$333,105	$550,891	$12,212	$(563,084)	$333,124	$18,804	$(18,259)	$333,669
Comprehensive income attributable to HollyFrontier stockholders	$344,864	$568,396	$12,831	$(581,208)	$344,883	$19,423	$(18,878)	$345,428

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$99	$4,919,737	$57	$—	$4,919,893	$67,577	$(55,732)	$4,931,738
Operating costs and expenses:
Cost of products sold	—	4,241,301	—	491	4,241,792	—	(54,875)	4,186,917
Operating expenses	—	222,115	—	(385)	221,730	20,030	(133)	241,627
General and administrative	24,973	501	15	—	25,489	2,039	—	27,528
Depreciation and amortization	1,103	45,174	—	—	46,277	13,395	(3,570)	56,102
Total operating costs and expenses	26,076	4,509,091	15	106	4,535,288	35,464	(58,578)	4,512,174
Income (loss) from operations	(25,977)	410,646	42	(106)	384,605	32,113	2,846	419,564
Other income (expense):
Earnings of equity method investments	421,061	8,502	8,375	(429,677)	8,261	831	(8,375)	717
Interest income (expense)	(14,023)	1,913	199	504	(11,407)	(19,170)	(2,278)	(32,855)
	407,038	10,415	8,574	(429,173)	(3,146)	(18,339)	(10,653)	(32,138)
Income before income taxes	381,061	421,061	8,616	(429,279)	381,459	13,774	(7,807)	387,426
Income tax provision	140,331	—	—	—	140,331	75	—	140,406
Net income	240,730	421,061	8,616	(429,279)	241,128	13,699	(7,807)	247,020
Less net income attributable to noncontrolling interest	—	—	—	—	—	(557)	5,881	5,324
Net income attributable to HollyFrontier stockholders	$240,730	$421,061	$8,616	$(429,279)	$241,128	$14,256	$(13,688)	$241,696
Comprehensive income attributable to HollyFrontier stockholders	$145,436	$264,909	$9,000	$(273,511)	$145,834	$14,640	$(14,072)	$146,402

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$176,731	$58,316	$1,499	$236,546	$29,438	$(17,421)	$248,563

Cash flows from investing activities
Additions to properties, plants and equip	(1,736)	(65,215)	—	(66,951)	—	—	(66,951)
Additions to properties, plants and equip – HEP	—	—	—	—	(5,013)	—	(5,013)
Proceeds from sale of property	—	—	—	—	2,290	—	2,290
Purchases of marketable securities	(178,251)	—	—	(178,251)	—	—	(178,251)
Sales and maturities of marketable securities	143,280	—	—	143,280	—	—	143,280
	(36,707)	(65,215)	—	(101,922)	(2,723)	—	(104,645)
Cash flows from financing activities
Net repayments under credit agreement – HEP	—	—	—	—	(53,000)	—	(53,000)
Proceeds from sale of HEP common units	73,444	—	—	73,444	—	—	73,444
Proceeds from common unit offerings - HEP	—	—	—	—	73,444	—	73,444
Purchase of treasury stock	(6,610)	—	—	(6,610)	—	—	(6,610)
Contribution from general partner	—	—	(1,499)	(1,499)	1,499	—	—
Dividends	(102,163)	—	—	(102,163)	—	—	(102,163)
Distributions to noncontrolling interest	—	—	—	—	(32,709)	17,421	(15,288)
Excess tax benefit from equity-based compensation	744	—	—	744	—	—	744
Purchase of units for incentive grants - HEP	—	—	—	—	(2,719)	—	(2,719)
Other	—	3,247	—	3,247	(274)	—	2,973
	(34,585)	3,247	(1,499)	(32,837)	(13,759)	17,421	(29,175)
Cash and cash equivalents
Increase (decrease) for the period	105,439	(3,652)	—	101,787	12,956	—	114,743
Beginning of period	1,748,808	3,652	2	1,752,462	5,237	—	1,757,699
End of period	$1,854,247	$—	$2	$1,854,249	$18,193	$—	$1,872,442

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$253,124	$(3,659)	$—	$249,465	$19,296	$(14,856)	$253,905

Cash flows from investing activities:
Additions to properties, plants and equip	(1,019)	(46,114)	—	(47,133)	—	—	(47,133)
Additions to properties, plants and equip – HEP	—	—	—	—	(14,254)	—	(14,254)
Investment in Sabine Biofuels	—	(1,200)	—	(1,200)	—	—	(1,200)
Purchases of marketable securities	(106,573)	—	—	(106,573)	—	—	(106,573)
Sales and maturities of marketable securities	100,480	—	—	100,480	—	—	100,480
	(7,112)	(47,314)	—	(54,426)	(14,254)	—	(68,680)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	(45,000)	—	(45,000)
Repayment of promissory notes	—	72,900	—	72,900	(72,900)	—	—
Net proceeds from issuance of senior notes - HEP	—	—	—	—	294,750	—	294,750
Principal tender on senior notes - HEP	—	—	—	—	(157,761)	—	(157,761)
Purchase of treasury stock	(62,532)	—	—	(62,532)	—	—	(62,532)
Contribution from joint venture partner	—	(9,000)	—	(9,000)	14,500	—	5,500
Dividends	(126,019)	—	—	(126,019)	—	—	(126,019)
Distributions to noncontrolling interest	—	—	—	—	(29,716)	15,325	(14,391)
Excess tax benefit from equity-based compensation	3,792	—	—	3,792	—	—	3,792
Purchase of units for restricted grants - HEP	—	—	—	—	(1,283)	—	(1,283)
Deferred financing costs	—	—	—	—	(1,123)	—	(1,123)
Other	—	(313)	—	(313)	270	(469)	(512)
	(184,759)	63,587	—	(121,172)	1,737	14,856	(104,579)
Cash and cash equivalents
Increase (decrease) for the period:	61,253	12,614	—	73,867	6,779	—	80,646
Beginning of period	1,575,891	(3,358)	2	1,572,535	6,369	—	1,578,904
End of period	$1,637,144	$9,256	$2	$1,646,402	$13,148	$—	$1,659,550

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion of financial and operating results for the three months ended March 31, 2013 and 2012 is presented in the following section.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended March 31,		Change from 2012
	2013	2012	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,707,789	$4,931,738	$(223,949)	(5)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,792,535	4,186,917	(394,382)	(9)
Operating expenses (exclusive of depreciation and amortization)	265,099	241,627	23,472	10
General and administrative expenses (exclusive of depreciation and amortization)	29,198	27,528	1,670	6
Depreciation and amortization	71,762	56,102	15,660	28
Total operating costs and expenses	4,158,594	4,512,174	(353,580)	(8)
Income from operations	549,195	419,564	129,631	31
Other income (expense):
Earnings of equity method investments	59	717	(658)	(92)
Interest income	1,531	460	1,071	233
Interest expense	(21,320)	(33,315)	11,995	(36)
	(19,730)	(32,138)	12,408	(39)
Income before income taxes	529,465	387,426	142,039	37
Income tax provision	186,094	140,406	45,688	33
Net income	343,371	247,020	96,351	39
Less net income attributable to noncontrolling interest	9,702	5,324	4,378	82
Net income attributable to HollyFrontier stockholders	$333,669	$241,696	$91,973	38%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.64	$1.16	$0.48	41%
Diluted	$1.63	$1.16	$0.47	41%
Cash dividends declared per common share	$0.80	$0.60	$0.20	33%
Average number of common shares outstanding:
Basic	203,515	208,531	(5,016)	(2)%
Diluted	204,217	209,138	(4,921)	(2)%

Balance Sheet Data

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$2,543,136	$2,393,401
Working capital	$2,996,356	$2,815,821
Total assets	$10,696,172	$10,328,997
Long-term debt	$1,283,245	$1,336,238
Total equity	$6,929,047	$6,642,658

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$248,563	$253,905
Net cash used for investing activities	$(104,645)	$(68,680)
Net cash used for financing activities	$(29,175)	$(104,579)
Capital expenditures	$71,964	$61,387
EBITDA (1)	$611,314	$471,059

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

Our operations are organized into two reportable segments, Refining and HEP. See Note 15 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

	Three Months Ended March 31,
	2013	2012
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	240,480	256,270
Refinery throughput (BPD) (2)	267,020	272,790
Refinery production (BPD) (3)	260,210	268,260
Sales of produced refined products (BPD)	242,560	259,060
Sales of refined products (BPD) (4)	253,750	264,390
Refinery utilization (5)	92.5%	98.6%

Average per produced barrel (6)
Net sales	$116.55	$119.99
Cost of products (7)	93.90	102.20
Refinery gross margin	22.65	17.79
Refinery operating expenses (8)	5.84	4.81
Net operating margin	$16.81	$12.98

Refinery operating expenses per throughput barrel (9)	$5.31	$4.57

Feedstocks:
Sweet crude oil	72%	70%
Sour crude oil	5%	9%
Heavy sour crude oil	13%	15%
Other feedstocks and blends	10%	6%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2013	2012
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	47%	47%
Diesel fuels	31%	32%
Jet fuels	9%	9%
Fuel oil	1%	—%
Asphalt	4%	1%
Lubricants	3%	5%
Gas oil / intermediates	—%	1%
LPG and other	5%	5%
Total	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	71,220	81,140
Refinery throughput (BPD) (2)	80,100	90,400
Refinery production (BPD) (3)	74,190	87,060
Sales of produced refined products (BPD)	71,160	87,250
Sales of refined products (BPD) (4)	89,820	93,130
Refinery utilization (5)	71.2%	81.1%

Average per produced barrel (6)
Net sales	$121.97	$125.91
Cost of products (7)	94.77	106.37
Refinery gross margin	27.20	19.54
Refinery operating expenses (8)	8.06	6.67
Net operating margin	$19.14	$12.87

Refinery operating expenses per throughput barrel (9)	$7.16	$6.44

Feedstocks:
Sour crude oil	80%	81%
Heavy sour crude oil	10%	9%
Other feedstocks and blends	10%	10%
Total	100%	100%

Sales of produced refined products:
Gasolines	52%	54%
Diesel fuels	37%	36%
Fuel oil	7%	5%
Asphalt	1%	2%
LPG and other	3%	3%
Total	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	68,920	70,240
Refinery throughput (BPD) (2)	74,190	78,740
Refinery production (BPD) (3)	72,870	77,200
Sales of produced refined products (BPD)	72,390	76,640
Sales of refined products (BPD) (4)	78,540	79,320
Refinery utilization (5)	83.0%	84.6%

Table of Content

	Three Months Ended March 31,
	2013	2012
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$108.26	$110.76
Cost of products (7)	86.54	96.79
Refinery gross margin	21.72	13.97
Refinery operating expenses (8)	8.11	6.57
Net operating margin	$13.61	$7.40

Refinery operating expenses per throughput barrel (9)	$7.91	$6.39

Feedstocks:
Sweet crude oil	44%	45%
Sour crude oil	1%	2%
Heavy sour crude oil	34%	31%
Black wax crude oil	14%	11%
Other feedstocks and blends	7%	11%
Total	100%	100%

Sales of produced refined products:
Gasolines	59%	56%
Diesel fuels	27%	30%
Jet fuels	—%	1%
Fuel oil	1%	2%
Asphalt	7%	5%
LPG and other	6%	6%
Total	100%	100%

Consolidated
Crude charge (BPD) (1)	380,620	407,650
Refinery throughput (BPD) (2)	421,310	441,930
Refinery production (BPD) (3)	407,270	432,520
Sales of produced refined products (BPD)	386,110	422,950
Sales of refined products (BPD) (4)	422,110	436,840
Refinery utilization (5)	85.9%	92.0%

Average per produced barrel (6)
Net sales	$116.00	$119.54
Cost of products (7)	92.68	102.08
Refinery gross margin	23.32	17.46
Refinery operating expenses (8)	6.68	5.51
Net operating margin	$16.64	$11.95

Refinery operating expenses per throughput barrel (9)	$6.12	$5.28

Feedstocks:
Sweet crude oil	53%	52%
Sour crude oil	19%	22%
Heavy sour crude oil	16%	16%
Black wax crude oil	2%	2%
Other feedstocks and blends	10%	8%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2013	2012
Consolidated
Sales of produced refined products:
Gasolines	50%	50%
Diesel fuels	31%	32%
Jet fuels	6%	6%
Fuel oil	2%	2%
Asphalt	4%	2%
Lubricants	2%	3%
LPG and other	5%	5%
Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

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

Results of Operations – Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Summary
Net income attributable to HollyFrontier stockholders for the three months ended March 31, 2013 was $333.7 million ($1.64 per basic and $1.63 per diluted share), a $92.0 million increase compared to $241.7 million ($1.16 per basic and diluted share) for the three months ended March 31, 2012. Net income increased due principally to higher year-over-year first quarter refining margins. Refinery gross margins for the three months ended March 31, 2013 increased to $23.32 per produced barrel from $17.46 for the three months ended March 31, 2012.

Sales and Other Revenues
Sales and other revenues decreased 5% from $4,931.7 million for the three months ended March 31, 2012 to $4,707.8 million for the three months ended March 31, 2013 on lower year-over-year first quarter sales prices and volumes of refined products sold. The average sales price we received per produced barrel sold was $119.54 for the three months ended March 31, 2012 compared to $116.00 for the three months ended March 31, 2013. Additionally, refinery production and corresponding sales volumes of produced refined products were down due to planned turnaround and maintenance projects at our El Dorado and Navajo Refineries. Sales and other revenues for the three months ended March 31, 2013 and 2012 include $12.9 million and $11.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold decreased 9% from $4,186.9 million for the three months ended March 31, 2012 to $3,792.5 million for the three months ended March 31, 2013, due principally to lower crude oil costs and sales volumes. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 9% from $102.08 for the three months ended March 31, 2012 to $92.68 for the three months ended March 31, 2013.

Table of Content

Cost of products sold for the three months ended March 31, 2013 includes $18.2 million in costs related to renewable fuel credits. We expect to purchase approximately 50% of estimated renewable fuel credits needed to comply with Environmental Protection Agency (“EPA”) renewable fuel standards in 2013. These will be purchased at market prices, which have recently substantially increased and may be affected by many factors including demand and federal regulation, and we cannot accurately predict our future cost of these fuel credits. Increases in the price of these credits could have an adverse effect on our financial condition and results of operations.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 34% from $17.46 for the three months ended March 31, 2012 to $23.32 for the three months ended March 31, 2013. This was due to a larger decrease in crude oil and feedstock prices when compared to the decrease in average per barrel sales prices for refined products sold for the quarter. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 10% from $241.6 million for the three months ended March 31, 2012 to $265.1 million for the three months ended March 31, 2013 due principally to higher repair and maintenance costs and higher fuel costs during the quarter.

General and Administrative Expenses
General and administrative expenses increased 6% from $27.5 million for the three months ended March 31, 2012 to $29.2 million for the three months ended March 31, 2013 due to higher payroll and other miscellaneous year-over-year cost increases.

Depreciation and Amortization Expenses
Depreciation and amortization increased 28% from $56.1 million for the three months ended March 31, 2012 to $71.8 million for the three months ended March 31, 2013. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Expense
Interest expense was $21.3 million for the three months ended March 31, 2013 compared to $33.3 million for the three months ended March 31, 2012. This decrease was due to lower year-over-year debt levels principally as a result of the redemption of our $200 million 8.5% senior notes in September 2012. For the three months ended March 31, 2013 and 2012, interest expense included $12.5 million and $13.0 million, respectively, in interest costs attributable to HEP operations.

Income Taxes
For the three months ended March 31, 2013, we recorded income tax expense of $186.1 million compared to $140.4 million for the three months ended March 31, 2012. This increase is due principally to higher pre-tax earnings during the three months ended March 31, 2013 compared to the same period of 2012. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.1% and 36.2% for the three months ended March 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement (the “HollyFrontier Credit Agreement”) with Union Bank, N.A. as administrative agent and certain lenders from time to time party thereto. The HollyFrontier Credit Agreement matures in July 2016 and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At March 31, 2013, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $29.0 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $550 million senior secured revolving credit facility that matures in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At March 31, 2013, HEP was in compliance with all of its covenants, had outstanding borrowings of $368.0 million and no outstanding letters of credit under the HEP Credit Agreement

Table of Content

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our consolidated balance sheets). Indebtedness under the HEP Credit Agreement involves recourse to HEP Logistics Holdings, L.P., its general partner, and is guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

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

HEP Common Unit Issuance
In March 2013, HEP closed on a public offering of 1,875,000 of its common units. Additionally, our wholly-owned subsidiary, HollyFrontier Holdings LLC, as a selling unitholder, closed on a public sale of 1,875,000 HEP common units held by it. HEP used net proceeds of $73.4 million to to repay indebtedness incurred under its credit facility and for general partnership purposes.

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

As of March 31, 2013, our cash, cash equivalents and investments in marketable securities totaled $2.5 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

Table of Content

We have a Board approved stock repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2013, we had remaining authorization to repurchase up to $494.4 million under this stock repurchase program.

Cash and cash equivalents increased $114.7 million for the three months ended March 31, 2013. Cash provided by operating activities of $248.6 million exceeded net cash used for investing and financing activities of $104.6 million and $29.2 million, respectively. Working capital increased by $180.5 million during the three months ended March 31, 2013.

Cash Flows – Operating Activities

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Net cash flows provided by operating activities were $248.6 million for the three months ended March 31, 2013 compared to $253.9 million for the three months ended March 31, 2012, a decrease of $5.3 million. Net income for the three months ended March 31, 2013 was $343.4 million, an increase of $96.4 million compared to $247.0 million for the three months ended March 31, 2012. Non-cash adjustments consisting of depreciation and amortization, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments resulted in an increase to operating cash flows of $6.1 million for the three months ended March 31, 2013 compared to $75.2 million for the same period in 2012. Changes in working capital items decreased cash flows by $32.0 million for the three months ended March 31, 2013 compared to a decrease of $67.5 million for the three months ended March 31, 2012. Additionally, for the three months ended March 31, 2013, turnaround expenditures increased to $69.8 million from $21.8 million for the same period of 2012.

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Net cash flows used for investing activities were $104.6 million for the three months ended March 31, 2013 compared to $68.7 million for the three months ended March 31, 2012, a decrease of $36.0 million. Cash expenditures for properties, plants and equipment for the first three months of 2013 increased to $72.0 million from $61.4 million for the same period in 2012. These include HEP capital expenditures of $5.0 million and $14.3 million for the three months ended March 31, 2013 and 2012, respectively. Also for the three months ended March 31, 2013 and 2012, we invested $178.3 million and $106.6 million, respectively, in marketable securities and received proceeds of $143.3 million and $100.5 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that our management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2013 is $320.0 million including both sustaining capital and major capital projects. We expect to spend approximately $400.0 million to $450.0 million in cash for capital projects appropriated in 2013 and prior years. This spending is comprised of $130.0 million to $146.0 million at the Woods Cross Refinery, $116.0 million to $130.0 million at the Tulsa Refineries, $56.0 million to $65.0 million at the El Dorado Refinery, $58.0 million to $61.0 million at the Cheyenne Refinery, $28.0 million to $33.0 million at the Navajo Refinery and $12.0 million to $15.0 million for miscellaneous other projects. In addition, we expect to spend $156.0 million on refinery turnarounds and tank maintenance during 2013.

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

Tulsa Refineries
New 2013 appropriations for the Tulsa Refineries include a gasoline-blending system and numerous infrastructure upgrades. We will continue spending on the conversion of our propane de-asphalt unit to ROSE technology and on our sulfur recovery project related to the refinery fuel gas system. The sulfur recovery project is anticipated to be completed in approximately the second quarter of 2013 and, in addition to facilitating compliance with our EPA consent, is anticipated to also allow us to increase use of lower priced sour / heavy crude in Tulsa. Spending on maintenance capital items and general improvements continues at an elevated level at the Tulsa Refineries due to perceived opportunities.

Navajo Refinery
The Navajo Refinery capital spending in 2013 will be principally on previously approved capital appropriations as well as maintenance capital spending. Included among previously approved capital projects is a $25.0 million upgrade to the Navajo Refinery's waste water treatment system.

Cheyenne Refinery
We plan to install a new hydrogen plant at the Cheyenne Refinery and have appropriated this capital project as part of our 2013 budget. The hydrogen plant, along with a previously approved naphtha fractionation project, is anticipated to allow us to reduce benzene content in Cheyenne gasoline production, while at the same time improving the refinery's overall liquid yields and light oils production. Previously appropriated projects still underway at Cheyenne include wastewater treatment plant improvements, a wet gas scrubber for the FCC unit to reduce air emissions, a redundant tail gas unit associated with sulfur recovery processes and additional investment in the waste water treatment plant to reduce selenium concentration in waste water.

Woods Cross Refinery
Newly appropriated capital for the Woods Cross Refinery consists of warehouse and office relocations to accommodate the refinery expansion and modernization program and a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. We continue to work on the $225.0 million refinery expansion project announced previously. The permit for the refinery expansion project is pending and will require a second public comment period that is expected to begin soon. We currently expect the project to be completed in approximately the fourth quarter of 2014 or first quarter of 2015.

Regulatory compliance items or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements.

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2013 HEP capital budget is comprised of $10.1 million for maintenance capital expenditures and $2.0 million for expansion capital expenditures.

HEP is proceeding with the expansion of its crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area. The expansion will provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to our New Mexico refining facilities. To complete the project, HEP will convert an existing refined products pipeline to crude oil service, construct several new pipeline segments, expand an existing pipeline and build new truck unloading stations and crude storage capacity. Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to cost between $35.0 million and $40.0 million. The project is expected to provide increased capacity of up to 100,000 BPD across HEP's system and anticipates it will be in service no later than early 2014.

UNEV is proceeding with a project to add certain enhancements to its product terminal in Las Vegas, Nevada. The project will cost approximately $13.0 million with construction scheduled to be completed during the second quarter of 2014.

Table of Content

HEP is also performing preliminary engineering, routing and cost estimates for two proposed new pipelines. The first proposed pipeline would be a new 50-mile intrastate crude oil pipeline between Cushing, Oklahoma and our Tulsa refining facilities that would allow for a significant portion of crude oil transported to be heavy Canadian and sour crude oil. The second proposed pipeline would be a new 100-mile interstate petroleum products pipeline between our refinery in Cheyenne, Wyoming and Denver, Colorado. The project also will evaluate the construction of a new petroleum products terminal in North Denver or, alternatively, the routing of the new pipeline to existing third-party product terminals in the Denver area. HEP anticipates that it will be in a position to decide whether to proceed with these projects in the second quarter of 2013 when preliminary engineering and detailed project cost estimates are completed and if necessary shipper commitments can be secured.

HEP and we are collaborating to construct a rail facility that will enable crude oil loading and unloading near our Artesia and / or Lovington, New Mexico refining facilities. The rail project, which will be connected to HEP's crude oil pipeline transportation system in southeastern New Mexico, will have an initial capacity of up to 70,000 BPD and will enable access to a variety of crude oil types including WTI, WTS and WCS. The project will provide both additional crude oil takeaway options for producers as crude production in the region continues to grow, and an expanded set of crude oil sourcing options for us. Project completion is expected by early 2014.

Cash Flows – Financing Activities

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Net cash flows used for financing activities were $29.2 million for the three months ended March 31, 2013 compared to $104.6 million for the three months ended March 31, 2012, a decrease of $75.4 million. During the three months ended March 31, 2013, we received $73.4 million from the sale of HEP common units, purchased $6.6 million in common stock, paid $102.2 million in dividends and recognized $0.7 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $57.0 million and repaid $110.0 million under the HEP Credit Agreement, paid distributions of $15.3 million to noncontrolling interests, purchased $2.7 million in HEP common units in the open market for recipients of its incentive grants and received proceeds of $73.4 million upon its common unit offering in March 2013. During the three months ended March 31, 2012, we purchased $62.5 million in common stock, paid $126.0 million in dividends and recognized $3.8 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $294.8 million in net proceeds upon the issuance of the HEP 6.5% senior notes, paid $157.8 million in principal on the HEP 6.25% senior notes, received $36.0 million and repaid $81.0 million under the HEP Credit Agreement, paid distributions of $14.4 million to noncontrolling interests, incurred $1.1 million in deferred financing costs and purchased $1.3 million in HEP common units in the open market for recipients of its incentive grants. The UNEV joint venture partner contributions received during the three months ended March 31, 2012 were $5.5 million.

Contractual Obligations and Commitments

HollyFrontier Corporation
There were no significant changes to our contractual obligations during the three months ended March 31, 2013.

HEP
During the three months ended March 31, 2013, HEP had net repayments of $53.0 million resulting in $368.0 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2013.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the assessment and consolidation of variable interest entities, the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets and goodwill, accounting for derivative instruments and assessing contingent liabilities for probable losses.

Table of Content

We use the LIFO method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2013, there have been no impairments to goodwill.

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

As of March 31, 2013, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2013	2014	2015	2016	2017	Unit of Measure

Natural gas price swap - long	91,200,000	14,400,000	19,200,000	19,200,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	45,600,000	7,200,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI price swap - long	8,340,000	7,975,000	365,000	—	—	—	Barrels
Ultra-low sulfur diesel price swap - short	8,340,000	7,975,000	365,000	—	—	—	Barrels
Unleaded gasoline price swap - long	125,000	125,000	—	—	—	—	Barrels
Unleaded gasoline price swap - short	125,000	125,000	—	—	—	—	Barrels
WCS price swap - long	5,362,500	5,362,500	—	—	—	—	Barrels
WTS price swap - long	1,960,000	1,960,000	—	—	—	—	Barrels
NYMEX futures (WTI) - long	234,000	234,000	—	—	—	—	Barrels
NYMEX futures (WTI) - short	1,178,000	1,178,000	—	—	—	—	Barrels
Forward sales - diesel and gasoline	535,000	535,000	—	—	—	—	Barrels
Physical contracts - long	540,000	540,000	—	—	—	—	Barrels
Physical contracts - short	540,000	540,000	—	—	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

Table of Content

	Derivative Fair Value Gain (Loss) at March 31,
Change in Underlying Commodity Prices of Hedged Positions	2013	2012
	(In thousands)
10% increase in underlying commodity prices	$(27,011)	$(69,072)
10% decrease in underlying commodity prices	$27,011	$69,072

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2013, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of March 31, 2013, which equaled an effective interest rate of 3.49%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of March 31, 2013, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of March 31, 2013 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$436,812	$469,573	$12,292
HEP Senior Notes	$450,000	$480,563	$13,950

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2013, outstanding borrowings under the HEP Credit Agreement were $368.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 3.37%.

At March 31, 2013, our marketable securities included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income attributable to HollyFrontier stockholders	$333,669	$241,696
Add income tax provision	186,094	140,406
Add interest expense	21,320	33,315
Subtract interest income	(1,531)	(460)
Add depreciation and amortization	71,762	56,102
EBITDA	$611,314	$471,059

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

Table of Content

Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$116.00	$119.54
Times sales of produced refined products sold (BPD)	386,110	422,950
Times number of days in period	90	91
Refined product sales from produced products sold	$4,030,988	$4,600,909

Total refined product sales from produced products sold	$4,030,988	$4,600,909
Add refined product sales from purchased products and rounding (1)	409,891	155,613
Total refined product sales	4,440,879	4,756,522
Add direct sales of excess crude oil (2)	236,250	158,282
Add other refining segment revenue (3)	15,297	4,933
Total refining segment revenue	4,692,426	4,919,737
Add HEP segment sales and other revenues	76,484	67,577
Add corporate and other revenues	563	156
Subtract consolidations and eliminations	(61,684)	(55,732)
Sales and other revenues	$4,707,789	$4,931,738

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$92.68	$102.08
Times sales of produced refined products sold (BPD)	386,110	422,950
Times number of days in period	90	91
Cost of products for produced products sold	$3,220,621	$3,928,901

Total cost of products for produced products sold	$3,220,621	$3,928,901
Add refined product costs from purchased products and rounding (1)	394,087	156,672
Total cost of refined products sold	3,614,708	4,085,573
Add crude oil cost of direct sales of excess crude oil (2)	226,268	155,810
Add other refining segment cost of products sold (4)	12,193	409
Total refining segment cost of products sold	3,853,169	4,241,792
Subtract consolidations and eliminations	(60,634)	(54,875)
Costs of products sold (exclusive of depreciation and amortization)	$3,792,535	$4,186,917

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.68	$5.51
Times sales of produced refined products sold (BPD)	386,110	422,950
Times number of days in period	90	91
Refinery operating expenses for produced products sold	$232,129	$212,071

Total refinery operating expenses for produced products sold	$232,129	$212,071
Add other refining segment operating expenses and rounding (5)	7,756	9,210
Total refining segment operating expenses	239,885	221,281
Add HEP segment operating expenses	26,029	20,030
Add corporate and other costs	(481)	449
Subtract consolidations and eliminations	(334)	(133)
Operating expenses (exclusive of depreciation and amortization)	$265,099	$241,627

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$16.64	$11.95
Add average refinery operating expenses per produced barrel	6.68	5.51
Refinery gross margin per barrel	23.32	17.46
Add average cost of products per produced barrel sold	92.68	102.08
Average sales price per produced barrel sold	$116.00	$119.54
Times sales of produced refined products sold (BPD)	386,110	422,950
Times number of days in period	90	91
Refined product sales from produced products sold	$4,030,988	$4,600,909

Total refined product sales from produced products sold	$4,030,988	$4,600,909
Add refined product sales from purchased products and rounding (1)	409,891	155,613
Total refined product sales	4,440,879	4,756,522
Add direct sales of excess crude oil (2)	236,250	158,282
Add other refining segment revenue (3)	15,297	4,933
Total refining segment revenue	4,692,426	4,919,737
Add HEP segment sales and other revenues	76,484	67,577
Add corporate and other revenues	563	156
Subtract consolidations and eliminations	(61,684)	(55,732)
Sales and other revenues	$4,707,789	$4,931,738

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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

Except for the additional risk factor information described below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed below and in our 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Table of Content

The availability and cost of renewable identification numbers could have an adverse effect on our financial condition and results of operations.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. We currently purchase RINs for some fuel categories on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS2. Recently, due in part to the nation's fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile with the price dramatically increasing in recognition of the decrease in RINs availability. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS2 on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS2 mandates, our financial condition and results of operations could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the first quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	—	$—	—	$494,399,956
February 2013	—	$—	—	$494,399,956
March 2013 (1)	186,700	$52.45	—	$494,399,956
Total for January to March 2013	186,700		—

(1) The March 2013 shares repurchased were not purchased under our approved stock repurchase program, but rather pursuant to separate authority from our Board of Directors. These repurchases were made in the open market.

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

HOLLYFRONTIER CORPORATION
(Registrant)

Date: May 8, 2013	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2013	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Table of Content

Exhibit Index

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

3.2	Amended and Restated By-Laws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed November 21, 2011, File No. 1-03876).

10.1+
HollyFrontier Corporation Form of Amendment to Change in Control Agreement for David L. Lamp and George J. Damiris (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 14, 2013, File No. 1-03876).

10.2
Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated March 19, 2013, among HollyFrontier Corporation and certain of its subsidiaries, as borrowers, Union Bank, N.A., as administrative agent and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 21, 2013, File No. 1-03876).

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

101++
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.