Form 10-Q
period 2013-06-30
HollyFrontier Corp
filed 2013-08-08
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
_________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
199,857,034 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2013.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“WTS” means West Texas Sour, a medium sour crude oil.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $8,716 and $5,237, respectively)	$1,349,420	$1,757,699
Marketable securities	632,715	630,586
Accounts receivable: Product and transportation (HEP: $36,121 and $38,097, respectively)	701,724	587,728
Crude oil resales	69,081	46,502
	770,805	634,230
Inventories: Crude oil and refined products	1,472,071	1,238,678
Materials, supplies and other (HEP: $1,783 and $1,259, respectively)	78,372	80,954
	1,550,443	1,319,632
Income taxes receivable	62,431	74,957
Prepayments and other (HEP: $2,531 and $2,360, respectively)	82,338	53,161
Total current assets	4,448,152	4,470,265

Properties, plants and equipment, at cost (HEP: $1,168,786 and $1,155,710, respectively)	4,101,398	3,943,114
Less accumulated depreciation (HEP: $(165,829) and $(141,154), respectively)	(843,567)	(748,414)
	3,257,831	3,194,700
Marketable securities (long-term)	3,393	5,116
Other assets: Turnaround costs	268,220	151,764
Goodwill (HEP: $288,991 and $288,991, respectively)	2,338,302	2,338,302
Intangibles and other (HEP: $76,203 and $76,300, respectively)	178,036	168,850
	2,784,558	2,658,916
Total assets	$10,493,934	$10,328,997

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $13,720 and $12,030, respectively)	$1,593,370	$1,314,151
Accrued liabilities (HEP: $24,607 and $23,705, respectively)	135,033	195,077
Deferred income tax liabilities	151,288	145,216
Total current liabilities	1,879,691	1,654,444

Long-term debt (HEP: $799,152 and $864,673, respectively)	990,236	1,336,238
Deferred income taxes (HEP: $5,287 and $4,951, respectively)	579,867	536,670
Other long-term liabilities (HEP: $30,770 and $28,683, respectively)	144,762	158,987

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of June 30, 2013 and December 31, 2012	2,560	2,560
Additional capital	3,982,060	3,911,353
Retained earnings	3,319,550	3,054,769
Accumulated other comprehensive income (loss)	33,206	(8,425)
Common stock held in treasury, at cost – 55,902,645 and 52,411,370 shares as of June 30, 2013 and December 31, 2012, respectively	(1,071,943)	(907,303)
Total HollyFrontier stockholders’ equity	6,265,433	6,052,954
Noncontrolling interest	633,945	589,704
Total equity	6,899,378	6,642,658
Total liabilities and equity	$10,493,934	$10,328,997

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2013 and December 31, 2012. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales and other revenues	$5,298,848	$4,806,681	$10,006,637	$9,738,419
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,456,808	3,681,764	8,249,343	7,868,681
Operating expenses (exclusive of depreciation and amortization)	277,542	222,726	542,641	464,353
General and administrative expenses (exclusive of depreciation and amortization)	34,000	32,106	63,198	59,634
Depreciation and amortization	70,492	56,948	142,254	113,050
Total operating costs and expenses	4,838,842	3,993,544	8,997,436	8,505,718
Income from operations	460,006	813,137	1,009,201	1,232,701
Other income (expense):
Earnings (loss) of equity method investments	(1,089)	886	(1,030)	1,603
Interest income	778	681	2,309	1,141
Interest expense	(19,794)	(26,942)	(41,114)	(60,257)
Loss on early extinguishment of debt	(22,109)	—	(22,109)	—
Gain on sale of marketable equity securities	—	326	—	326
	(42,214)	(25,049)	(61,944)	(57,187)
Income before income taxes	417,792	788,088	947,257	1,175,514
Income tax provision:
Current	143,439	285,937	350,066	428,807
Deferred	8,604	(219)	(11,929)	(2,683)
	152,043	285,718	338,137	426,124
Net income	265,749	502,370	609,120	749,390
Less net income attributable to noncontrolling interest	8,768	8,871	18,470	14,195
Net income attributable to HollyFrontier stockholders	$256,981	$493,499	$590,650	$735,195
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.27	$2.40	$2.91	$3.55
Diluted	$1.27	$2.39	$2.91	$3.54
Cash dividends declared per common share	$0.80	$0.65	$1.60	$1.25
Average number of common shares outstanding:
Basic	201,543	205,727	202,131	207,129
Diluted	201,905	206,481	202,485	207,938

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$265,749	$502,370	$609,120	$749,390
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) on available-for-sale securities	(39)	(114)	(26)	191
Reclassification adjustments to net income on sale or maturity of marketable securities	(6)	(290)	(3)	(407)
Net unrealized loss on available-for-sale securities	(45)	(404)	(29)	(216)
Hedging instruments:
Change in fair value of cash flow hedging instruments	27,661	25,242	17,315	(115,455)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(6,073)	4,286	21,631	(11,906)
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	1,273	1,209	2,547
Net unrealized gain (loss) on hedging instruments	21,858	30,801	40,155	(124,814)
Settlement of pension plan obligations	28,986	—	28,986	—
Actuarial loss on post-retirement healthcare plan reclassified to net income upon partial plan settlement	—	—	1,726	—
Pension plan curtailment adjustment	—	7,102	—	7,102
Other comprehensive income (loss) before income taxes	50,799	37,499	70,838	(117,928)
Income tax expense (benefit)	18,986	14,640	26,474	(46,030)
Other comprehensive income (loss)	31,813	22,859	44,364	(71,898)
Total comprehensive income	297,562	525,229	653,484	677,492
Less noncontrolling interest in comprehensive income	10,708	8,734	21,202	14,595
Comprehensive income attributable to HollyFrontier stockholders	$286,854	$516,495	$632,282	$662,897

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$609,120	$749,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,254	113,050
Earnings of equity method investments, net of distributions	2,593	(104)
Loss on early extinguishment of debt attributable to unamortized discount	7,948	—
Gain on sale of marketable equity securities	—	(326)
Deferred income taxes	(11,929)	(2,683)
Equity-based compensation expense	17,192	17,491
Change in fair value – derivative instruments	(57,192)	10,289
(Increase) decrease in current assets:
Accounts receivable	(122,875)	103,674
Inventories	(230,811)	(195,200)
Income taxes receivable	12,526	365
Prepayments and other	10,040	17,928
Increase (decrease) in current liabilities:
Accounts payable	216,506	(418,937)
Income taxes payable	—	121,899
Accrued liabilities	(7,588)	(34,870)
Turnaround expenditures	(159,811)	(46,995)
Other, net	23,542	(5,468)
Net cash provided by operating activities	451,515	429,503

Cash flows from investing activities:
Additions to properties, plants and equipment	(153,942)	(104,401)
Additions to properties, plants and equipment – HEP	(16,861)	(23,619)
Proceeds from sale of property and equipment	5,802	—
Investment in Sabine Biofuels	(2,000)	(2,000)
Advances to Sabine Biofuels	(13,700)	—
Purchases of marketable securities	(399,154)	(166,429)
Sales and maturities of marketable securities	398,762	151,996
Net cash used for investing activities	(181,093)	(144,453)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	154,500	99,000
Repayments under credit agreement – HEP	(220,500)	(129,000)
Net proceeds from issuance of senior notes – HEP	—	294,750
Redemption of senior notes – HFC	(286,812)	(5,000)
Redemption premium on early extinguishment of debt	(14,161)	—
Principal tender on senior notes – HEP	—	(185,000)
Proceeds from sale of HEP common units	73,444	—
Proceeds from common unit offerings - HEP	73,444	—
Purchase of treasury stock	(159,432)	(189,771)
Structured stock repurchase arrangement	—	(100,000)
Contribution from joint venture partner	—	6,000
Dividends	(264,867)	(249,958)
Distributions to noncontrolling interest	(34,604)	(28,944)
Excess tax benefit from equity-based compensation	1,037	4,762
Purchase of units for incentive grants – HEP	(2,934)	(4,533)
Deferred financing costs	—	(3,229)
Other	2,184	(833)
Net cash used for financing activities	(678,701)	(491,756)

Cash and cash equivalents:
Decrease for the period	(408,279)	(206,706)
Beginning of period	1,757,699	1,578,904
End of period	$1,349,420	$1,372,198

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46,566	$48,928
Income taxes	$336,099	$301,854

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of June 30, 2013, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2013, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and consolidated cash flows for the six months ended June 30, 2013 and 2012 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2013.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.5 million at June 30, 2013 and December 31, 2012.

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

Goodwill: Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually, or more frequently if events or circumstances indicate the possibility of impairment. As of June 30, 2013, there have been no impairments to goodwill.

NOTE 2:	Variable Interest Entities

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

As of June 30, 2013, we owned a 39% interest in HEP, including the 2% general partner interest. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the six months ended June 30, 2013. We do not provide financial or equity support through any liquidity arrangements and /or debt guarantees to HEP.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of July 1, 2013, these agreements result in minimum annualized payments to HEP of $225.5 million.

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

Sabine Biofuels

We have a 50% ownership interest in Sabine Biofuels, a biofuels production facility that is a VIE. We do not hold a controlling financial interest, nor are we its primary beneficiary. Accordingly, we account for our investment using the equity method of accounting which had a carrying amount of $10.0 million at June 30, 2013 and is classified as a noncurrent asset under “Intangibles and other” in our consolidated balance sheets. Also, we have extended a working capital facility to Sabine Biofuels having an outstanding balance of $17.9 million at June 30, 2013.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and related estimated fair values of our investments in marketable securities, derivative instruments and senior notes at June 30, 2013 and December 31, 2012 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2013
Assets:
Marketable debt securities	$636,108	$636,108	$—	$636,108	$—
Commodity price swaps	51,720	51,720	—	12,683	39,037
HEP interest rate swaps	545	545	—	545	—
Total assets	$688,373	$688,373	$—	$649,336	$39,037

Liabilities:
NYMEX futures contracts	$1,694	$1,694	$1,694	$—	$—
Commodity price swaps	28,398	28,398	—	26,487	1,911
HollyFrontier senior notes	155,489	161,250	—	161,250	—
HEP senior notes	444,152	452,625	—	452,625	—
Total liabilities	$629,733	$643,967	$1,694	$640,362	$1,911

December 31, 2012
Assets:
Marketable debt securities	$635,702	$635,702	$—	$635,702	$—
Commodity price swaps	17,383	17,383	—	6,151	11,232
Total assets	$653,085	$653,085	$—	$641,853	$11,232

Liabilities:
NYMEX futures contracts	$5,563	$5,563	$5,563	$—	$—
Commodity price swaps	83,982	83,982	—	39,092	44,890
HollyFrontier senior notes	435,254	470,990	—	470,990	—
HEP senior notes	443,673	484,125	—	484,125	—
HEP interest rate swaps	3,430	3,430	—	3,430	—
Total liabilities	$971,902	$1,048,090	$5,563	$997,637	$44,890

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Level 3 Financial Instruments
We have commodity price swap contracts that relate to forecasted sales of diesel and forecasted purchases of WCS and WTS for which quoted forward market prices are not readily available. The forward rate used to value these price swaps is derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing and grade differentials, a Level 3 input.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to derivative instruments) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Financial Instruments	2013	2012	2013	2012
	(In thousands)
Asset (liability) balance at beginning of period	$(6,249)	$(149,278)	$(33,658)	$31,616
Change in fair value:
Recognized in other comprehensive income	50,615	248,572	1,413	33,553
Recognized in cost of products sold	3,662	—	47,222	—
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	(3,868)	20,167	15,316	54,292
Recognized in cost of products sold	(7,034)	—	6,833	—
Asset balance at end of period	$37,126	$119,461	$37,126	$119,461

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 derivative instruments would result in an estimated fair value change of approximately $3.7 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$256,981	$493,499	$590,650	$735,195
Participating securities' share in earnings	917	2,257	2,201	3,116
Net income attributable to common shares	$256,064	$491,242	$588,449	$732,079
Average number of shares of common stock outstanding	201,543	205,727	202,131	207,129
Effect of dilutive variable restricted shares and performance share units (1)	362	754	354	809
Average number of shares of common stock outstanding assuming dilution	201,905	206,481	202,485	207,938
Basic earnings per share	$1.27	$2.40	$2.91	$3.55
Diluted earnings per share	$1.27	$2.39	$2.91	$3.54

(1) Excludes anti-dilutive restricted and performance share units of:	232	—	248	—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 5:	Stock-Based Compensation

As of June 30, 2013, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $7.9 million and $7.3 million for the three months ended June 30, 2013 and 2012, respectively, and $15.3 million and $15.9 million for the six months ended June 30, 2013 and 2012, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C. non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.8 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the six months ended June 30, 2013 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013 (non-vested)	843,527	$34.52
Granted	33,181	46.09
Vesting (transfer/conversion to common stock)	(125,600)	23.53
Forfeited	(11,405)	36.11
Outstanding at June 30, 2013 (non-vested)	739,703	$36.88	$31,645

For the six months ended June 30, 2013, 125,600 restricted stock and restricted stock units vested having a grant date fair value of $3.0 million. As of June 30, 2013, there was $11.8 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

The fair value of performance share unit awards subject to financial performance criteria is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of June 30, 2013, estimated share payouts for outstanding non-vested performance share unit awards ranged from 110% to 170%.

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

A summary of performance share unit activity and changes during the six months ended June 30, 2013 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2013 (non-vested)	875,574
Granted	528
Vesting and transfer of ownership to recipients	—
Forfeited	(13,719)
Outstanding at June 30, 2013 (non-vested)	862,383

Based on the weighted-average grant date fair value of $35.40 per share, there was $22.2 million of total unrecognized compensation cost related to non-vested performance share units as of June 30, 2013. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at June 30, 2013 consisted of cash, cash equivalents and investments in marketable debt securities.

We invest in highly-rated marketable debt securities that have maturities at the date of purchase of greater than three months. We also invest in other marketable debt securities with the maximum maturity or put date of any individual issue generally not greater than two years from the date of purchase, which are usually held until maturity. All of these instruments are classified as available-for-sale. As a result, they are reported at fair value using quoted market prices. Interest income is recorded as earned. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income. Upon sale or maturity, realized gains on our marketable debt securities are recognized as interest income. These gains are computed based on the specific identification of the underlying cost of the securities, net of unrealized gains and losses previously reported in other comprehensive income. Unrealized gains and losses on our available-for-sale securities are due to changes in market prices and are considered temporary.

The following is a summary of our available-for-sale securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
June 30, 2013
Certificates of deposit	$57,756	$14	$—	$57,770
Commercial paper	37,574	16	—	37,590
Corporate debt securities	71,426	6	(47)	71,385
State and political subdivisions debt securities	469,404	18	(59)	469,363
Total marketable securities	$636,160	$54	$(106)	$636,108

December 31, 2012
Certificates of deposit	$82,791	$14	$(6)	$82,799
Commercial paper	45,737	17	—	45,754
Corporate debt securities	49,587	2	(30)	49,559
State and political subdivisions debt securities	457,615	26	(51)	457,590
Total marketable securities	$635,730	$59	$(87)	$635,702

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest income recognized on our marketable debt securities was $0.6 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 7:	Inventories

Inventory consists of the following components:

	June 30, 2013	December 31, 2012
	(In thousands)
Crude oil	$544,127	$502,978
Other raw materials and unfinished products(1)	186,121	150,090
Finished products(2)	741,823	585,610
Process chemicals(3)	6,848	3,514
Repairs and maintenance supplies and other	71,524	77,440
Total inventory	$1,550,443	$1,319,632

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

NOTE 8:	Environmental

We expensed $0.6 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively, and $0.8 million and $15.2 million for the six months ended June 30, 2013 and 2012, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $86.3 million and $88.9 million at June 30, 2013 and December 31, 2012, respectively, of which $66.9 million and $72.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement that matures in July 2016 (the “HollyFrontier Credit Agreement”) and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At June 30, 2013, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $28.8 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $550 million senior secured revolving credit facility that matures in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At June 30, 2013, HEP was in compliance with all of its covenants, had outstanding borrowings of $355.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Senior Notes
Our 6.875% senior notes ($150 million principal amount maturing November 2018) (the “HollyFrontier Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the HollyFrontier Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the HollyFrontier Senior Notes.

In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017 at a redemption cost of $301.0 million, at which time we recognized a $22.1 million early extinguishment loss consisting of a $14.2 million debt redemption premium and an unamortized discount of $7.9 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
9.875% Senior Notes
Principal	$—	$286,812
Unamortized discount	—	(7,468)
	—	279,344
6.875% Senior Notes
Principal	150,000	150,000
Unamortized premium	5,489	5,910
	155,489	155,910
Financing Obligation	35,595	36,311

Total HollyFrontier long-term debt	191,084	471,565

HEP Credit Agreement	355,000	421,000

HEP 8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,449)	(1,602)
	148,551	148,398
HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,399)	(4,725)
	295,601	295,275

Total HEP long-term debt	799,152	864,673

Total long-term debt	$990,236	$1,336,238

We capitalized interest attributable to construction projects of $3.0 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and $6.4 million and $3.9 million for the six months ended June 30, 2013 and 2012, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended June 30, 2013
Commodity price swaps
Change in fair value	$24,764	Sales and other revenues	$3,868	Sales and other revenues	$550
Gain reclassified to earnings due to settlements	(6,589)	Cost of products sold	1,930	Cost of products sold	(1,439)
Amortization of discontinued hedge reclassified to earnings	270	Operating expenses	521	Operating expenses	106
Total	$18,445		$6,319		$(783)

Three Months Ended June 30, 2012
Commodity price swaps
Change in fair value	$27,044	Sales and other revenues	$(20,167)	Sales and other revenues	$2,984
Loss reclassified to earnings due to settlements	3,992	Cost of products sold	16,175	Cost of products sold	(6,317)
Total	$31,036		$(3,992)		$(3,333)

Six Months Ended June 30, 2013
Commodity price swaps
Change in fair value	$14,360	Sales and other revenues	$(15,316)	Sales and other revenues	$194
Loss reclassified to earnings due to settlements	20,611	Cost of products sold	(4,603)	Cost of products sold	1,692
Amortization of discontinued hedge reclassified to earnings	360	Operating expenses	(1,052)	Operating expenses	(259)
Total	$35,331		$(20,971)		$1,627

Six Months Ended June 30, 2012
Commodity price swaps
Change in fair value	$(113,076)	Sales and other revenues	$(54,292)	Sales and other revenues	$1,655
Gain reclassified to earnings due to settlements	(12,423)	Cost of products sold	66,715	Cost of products sold	(6,317)
Total	$(125,499)		$12,423		$(4,662)

As of June 30, 2013, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2013	2014	2015	2016	2017	Unit of Measure

Commodity Price Swaps:
Natural gas - long	43,200,000	4,800,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	5,701,000	5,336,000	365,000	—	—	—	Barrels
Ultra-low sulfur diesel - short	5,701,000	5,336,000	365,000	—	—	—	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In the first quarter of 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 43,200,000 MMBTU's to be purchased ratably through 2017. As of June 30, 2013, we have an unrealized loss of $4.9 million classified as OCI that relates to the application of hedge accounting prior to dedesignation that will be amortized as a charge to operating expenses as the contracts mature.

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Recognized in Income	2013	2012	2013	2012
	(In thousands)
Cost of products sold	$1,839	$50,863	$35,431	$35,869
Operating expenses	(308)	1,543	(5,301)	(158)
Total	$1,531	$52,406	$30,130	$35,711

As of June 30, 2013, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2013	2014	2015	2016	2017	Unit of Measure

Commodity price swap (WCS spread) - long	3,588,000	3,588,000	—	—	—	—	Barrels
Commodity price swap (WTS spread) - long	1,472,000	1,472,000	—	—	—	—	Barrels
Commodity price swap (natural gas) - long	43,200,000	4,800,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	43,200,000	4,800,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	1,896,000	1,681,000	215,000	—	—	—	Barrels

Interest Rate Risk Management

HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2013, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of June 30, 2013, which equaled an effective interest rate of 3.49%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of June 30, 2013, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under cash flow hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended June 30, 2013
Interest rate swaps
Change in fair value	$2,897
Loss reclassified to earnings due to settlements	516	Interest expense	$(516)
Total	$3,413		$(516)

Three Months Ended June 30, 2012
Interest rate swaps
Change in fair value	$(1,802)
Loss reclassified to earnings due to settlements	294
Amortization of discontinued hedge reclassified to earnings	1,273	Interest expense	$(1,567)
Total	$(235)		$(1,567)

Six Months Ended June 30, 2013
Interest rate swaps
Change in fair value	$2,955
Loss reclassified to earnings due to settlements	1,020
Amortization of discontinued hedge reclassified to earnings	849	Interest expense	$(1,869)
Total	$4,824		$(1,869)

Six Months Ended June 30, 2012
Interest rate swaps
Change in fair value	$(2,380)
Loss reclassified to earnings due to settlements	518
Amortization of discontinued hedge reclassified to earnings	2,547	Interest expense	$(3,065)
Total	$685		$(3,065)

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2013
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$35,732	$(14,358)	$21,374	$—	$—	$—
Interest rate swap contracts	2,257	(1,712)	545	—	—	—
	$37,989	$(16,070)	$21,919	$—	$—	$—

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$15,988	$(14,040)	$1,948	$—	$—	$—
NYMEX futures contracts	—	—	—	1,694	—	1,694
	$15,988	$(14,040)	$1,948	$1,694	$—	$1,694

Total net balance			$23,867			$1,694

Balance sheet classification:	Prepayment and other		$39,217	Accrued liabilities		$1,694
	Intangibles and other		2,257
	Other long-term liabilities		(17,607)
			$23,867			$1,694

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2012
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$37,828	$(17,383)	$20,445
Interest rate swap contracts	—	—	—	3,430	—	3,430
	$—	$—	$—	$41,258	$(17,383)	$23,875

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$46,154	$—	$46,154
NYMEX futures contracts	—	—	—	5,563	—	5,563
	$—	$—	$—	$51,717	$—	$51,717

Total net balance			$—			$75,592

Balance sheet classification:				Accrued liabilities		$62,388
				Other long-term liabilities		13,204
						$75,592

At June 30, 2013, we had a pre-tax net unrealized gain of $15.7 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of $29.2 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 11:	Equity

Changes to equity during the six months ended June 30, 2013 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2012	$6,052,954	$589,704	$6,642,658
Net income	590,650	18,470	609,120
Dividends	(325,869)	—	(325,869)
Distributions to noncontrolling interest holders	—	(34,604)	(34,604)
Other comprehensive income, net of tax	41,631	2,733	44,364
Allocated equity on HEP common unit issuances, net of tax	54,011	58,696	112,707
Equity-based compensation	15,312	1,880	17,192
Excess tax benefit attributable to equity-based compensation	1,037	—	1,037
Purchase of treasury stock (1)	(164,293)	—	(164,293)
Purchase of HEP units for restricted grants	—	(2,934)	(2,934)
Balance at June 30, 2013	$6,265,433	$633,945	$6,899,378

(1)	Includes 32,779 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

We have a Board approved repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2013, we had remaining authorization to repurchase up to $356.4 million under this stock repurchase program.

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2013
Unrealized loss, net of reclassifications from sale or maturity, on available-for-sale securities	$(45)	$(36)	$(9)
Unrealized gain on hedging activities	21,858	7,747	14,111
Actuarial loss on retirement pension plan reclassified to net income upon partial plan settlement	28,986	11,275	17,711
Other comprehensive income	50,799	18,986	31,813
Less other comprehensive income attributable to noncontrolling interest	1,940	—	1,940
Other comprehensive income attributable to HollyFrontier stockholders	$48,859	$18,986	$29,873

Three Months Ended June 30, 2012
Unrealized loss, net of reclassifications from sale or maturity, on available-for-sale securities	$(404)	$(158)	$(246)
Unrealized gain on hedging activities	30,801	12,035	18,766
Pension plan curtailment	7,102	2,763	4,339
Other comprehensive income	37,499	14,640	22,859
Less other comprehensive loss attributable to noncontrolling interest	(137)	—	(137)
Other comprehensive income attributable to HollyFrontier stockholders	$37,636	$14,640	$22,996

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Six Months Ended June 30, 2013
Unrealized loss, net of reclassifications from sale or maturity, on available-for-sale securities	$(29)	$(28)	$(1)
Unrealized gain on hedging activities	40,155	14,556	25,599
Actuarial loss on retirement pension plan reclassified to net income upon partial plan settlement	28,986	11,275	17,711
Actuarial loss on post-retirement healthcare plan reclassified to net income upon partial plan settlement	1,726	671	1,055
Other comprehensive income	70,838	26,474	44,364
Less other comprehensive income attributable to noncontrolling interest	2,733	—	2,733
Other comprehensive income attributable to HollyFrontier stockholders	$68,105	$26,474	$41,631

Six Months Ended June 30, 2012
Unrealized loss on available-for-sale securities	$(216)	$(84)	$(132)
Unrealized loss on hedging activities	(124,814)	(48,709)	(76,105)
Pension plan curtailment	7,102	2,763	4,339
Other comprehensive loss	(117,928)	(46,030)	(71,898)
Less other comprehensive income attributable to noncontrolling interest	400	—	400
Other comprehensive loss attributable to HollyFrontier stockholders	$(118,328)	$(46,030)	$(72,298)

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Securities available-for-sale	$6	$3	Interest income
	2	1	Income tax expense
	$4	$2	Net of tax

Hedging instruments:
Commodity price swaps	$3,868	$(15,316)	Sales and other revenues
	1,930	(4,603)	Cost of products sold
	521	(1,052)	Operating expenses
Interest rate swaps	(516)	(1,869)	Interest expense
	5,803	(22,840)
	2,379	(8,444)	Income tax expense (benefit)
	3,424	(14,396)	Net of tax
	313	1,133	Noncontrolling interest
	$3,737	$(13,263)	Net of tax and noncontrolling interest

Pension obligation	$(2,460)	$(2,460)	Cost of products sold
	(23,260)	(23,260)	Operating expenses
	(3,266)	(3,266)	General and administrative expenses
	(28,986)	(28,986)
	(11,275)	(11,275)	Income tax benefit
	$(17,711)	$(17,711)	Net of tax

Retiree medical obligation	$—	$(84)	Cost of products sold
	—	(1,549)	Operating expenses
	—	(93)	General and administrative expenses
	—	(1,726)
	—	(671)	Income tax benefit
	$—	$(1,055)	Net of tax

Total reclassifications for the period	$(13,970)	$(32,027)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Securities available-for-sale	$(36)	$81	Interest income
	326	326	Gain on sale of marketable equity securities
	290	407
	113	158	Income tax expense
	$177	$249	Net of tax

Hedging instruments
Commodity price swaps	$(20,167)	$(54,292)	Sales and other revenues
	16,175	66,715	Cost of products sold
Interest rate swaps	(1,567)	(3,065)	Interest expense
	(5,559)	9,358
	(1,807)	4,335	Income tax expense (benefit)
	(3,752)	5,023	Net of tax
	913	1,785	Noncontrolling interest
	$(2,839)	$6,808	Net of tax and noncontrolling interest

Total reclassifications for the period	$(2,662)	$7,057

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	June 30, 2013	December 31, 2012
	(In thousands)
Pension obligation	$(6,262)	$(23,973)
Retiree medical obligation	29,660	28,605
Unrealized loss on available-for-sale securities	(8)	(7)
Unrealized gain (loss) on hedging activities, net of noncontrolling interest	9,816	(13,050)
Accumulated other comprehensive income (loss)	$33,206	$(8,425)

NOTE 13:	Retirement Plan

We previously sponsored a non-contributory defined benefit retirement plan that covered certain employees and was fully frozen prior to 2013. In 2012, our Compensation Committee, pursuant to authority delegated to it by the Board of Directors, approved the termination of the HollyFrontier Corporation Pension Plan (the “Plan”). In June 2013, we made contributions of $22.7 million to the Plan.

Our contribution to the Plan in the second quarter of 2013 was sufficient for the Plan to settle its obligations to all participants including the premium paid to the non-participating annuity provider; however, the contract with this annuity provider was not executed as of June 30, 2013. Accordingly, in the second quarter of 2013, we recognized a pre-tax pension settlement charge of $30.9 million, of which $29.0 million was reclassified out of accumulated other comprehensive income, representing the irrevocable portion. We expect to record an additional pre-tax charge of $8.6 million, which includes the remaining pension loss recorded in accumulated other comprehensive income, when the Plan finalizes the contract terms with the annuity provider, which we expect to occur in the third quarter of 2013.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The net periodic pension expense consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost – benefit earned during the period	$—	$509	$—	$679
Interest cost on projected benefit obligations	898	1,061	1,797	2,052
Expected return on plan assets	(46)	(949)	(92)	(1,899)
Amortization of prior service cost	—	50	—	67
Amortization of net loss	693	620	1,386	1,103
Curtailment	—	674	—	899
Settlement	30,893	—	30,893	—
Net periodic pension expense	$32,438	$1,965	$33,984	$2,901

In 2012, we established a program for plan participants whose benefits pursuant to the defined benefit plan were frozen. The program provides for payments after year-end for three years (beginning with 2012) provided the employee is employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs associated with transition to the new defined contribution plan were $2.9 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively, and $5.8 million and $6.9 million, for the six months ended June 30, 2013 and 2012, respectively.

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements.The net periodic benefit expense of this plan consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost – benefit earned during the period	$278	$475	$556	$950
Interest cost on projected benefit obligations	159	875	318	1,750
Amortization of prior service credit	(1,474)	(550)	(2,948)	(1,100)
Amortization of net loss	31	75	62	150
Actuarial loss on post-retirement healthcare plan reclassified to net income upon partial plan settlement	—	—	1,726	—
Net periodic pension expense	$(1,006)	$875	$(286)	$1,750

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

	Refining	HEP (1)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2013
Sales and other revenues	$5,286,881	$75,121	$234	$(63,388)	$5,298,848
Depreciation and amortization	$53,443	$15,619	$1,637	$(207)	$70,492
Income (loss) from operations	$458,777	$34,392	$(32,646)	$(517)	$460,006
Capital expenditures	$74,866	$11,848	$12,125	$—	$98,839

Three Months Ended June 30, 2012
Sales and other revenues	$4,795,647	$67,103	$145	$(56,214)	$4,806,681
Depreciation and amortization	$43,811	$12,317	$1,027	$(207)	$56,948
Income (loss) from operations	$813,044	$31,929	$(31,313)	$(523)	$813,137
Capital expenditures	$56,262	$9,365	$1,006	$—	$66,633

Six Months Ended June 30, 2013
Sales and other revenues	$9,979,307	$151,605	$797	$(125,072)	$10,006,637
Depreciation and amortization	$110,613	$29,368	$2,687	$(414)	$142,254
Income (loss) from operations	$1,000,979	$67,866	$(58,618)	$(1,026)	$1,009,201
Capital expenditures	$138,498	$16,861	$15,444	$—	$170,803

Six Months Ended June 30, 2012
Sales and other revenues	$9,715,384	$134,680	$301	$(111,946)	$9,738,419
Depreciation and amortization	$85,532	$25,712	$2,220	$(414)	$113,050
Income (loss) from operations	$1,227,987	$64,042	$(58,288)	$(1,040)	$1,232,701
Capital expenditures	$101,796	$23,619	$2,605	$—	$128,020

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	HEP (1)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(in thousands)
June 30, 2013
Cash, cash equivalents and investments in marketable securities	$7,115	$8,716	$1,969,697	$—	$1,985,528
Total assets	$7,279,491	$1,417,302	$2,129,611	$(332,470)	$10,493,934
Long-term debt	$—	$799,152	$206,691	$(15,607)	$990,236

December 31, 2012
Cash, cash equivalents and investments in marketable securities	$2,101	$5,237	$2,386,063	$—	$2,393,401
Total assets	$6,702,872	$1,426,800	$2,531,967	$(332,642)	$10,328,997
Long-term debt	$—	$864,673	$487,472	$(15,907)	$1,336,238

(1) HEP acquired our 75% interest in UNEV in July 2012. As a result, we have recast our HEP segment information for the three and six months ended June 30, 2012 to include the UNEV Pipeline operations as a consolidated subsidiary of HEP. The UNEV Pipeline operations were previously presented under Corporate and Other.

HEP segment revenues from external customers were $12.1 million and $10.9 million for the three months ended June 30, 2013 and 2012, respectively, and $24.9 million and $22.8 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 39% ownership interest at June 30, 2013, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

HEP acquired our 75% interest in UNEV in July 2012. As a result, we have recast our HEP segment information for the three and six months ended June 30, 2012 to include the UNEV Pipeline operations as a consolidated subsidiary of HEP. UNEV was previously presented as a Non-Guarantor Restricted Subsidiary.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,333,604	$7,098	$2	$—	$1,340,704	$8,716	$—	$1,349,420
Marketable securities	632,706	9	—	—	632,715	—	—	632,715
Accounts receivable, net	7,188	760,043	11,202	—	778,433	36,121	(43,749)	770,805
Intercompany accounts receivable (payable)	(1,158,007)	877,163	280,844	—	—	—	—	—
Inventories	—	1,548,660	—	—	1,548,660	1,783	—	1,550,443
Income taxes receivable	62,431	—	—	—	62,431	—	—	62,431
Prepayments and other	15,169	70,142	—	—	85,311	2,531	(5,504)	82,338
Total current assets	893,091	3,263,115	292,048	—	4,448,254	49,151	(49,253)	4,448,152
Properties, plants and equip, net	26,909	2,509,329	—	—	2,536,238	1,002,957	(281,364)	3,257,831
Marketable securities (long-term)	3,393	—	—	—	3,393	—	—	3,393
Investment in subsidiaries	6,399,298	192,104	—	(6,591,402)	—	—	—	—
Intangibles and other assets	15,557	2,405,660	25,000	(25,000)	2,421,217	365,194	(1,853)	2,784,558
Total assets	$7,338,248	$8,370,208	$317,048	$(6,616,402)	$9,409,102	$1,417,302	$(332,470)	$10,493,934

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,278	$1,539,237	$—	$—	$1,615,515	$13,720	$(35,865)	$1,593,370
Income taxes payable	—	—	—	—	—	—	—	—
Accrued liabilities	50,167	64,369	1,394	—	115,930	24,607	(5,504)	135,033
Deferred income tax liabilities	151,288	—	—	—	151,288	—	—	151,288
Total current liabilities	277,733	1,603,606	1,394	—	1,882,733	38,327	(41,369)	1,879,691
Long-term debt	180,488	35,596	—	(25,000)	191,084	799,152	—	990,236
Liability to HEP	—	251,764	—	—	251,764	—	(251,764)	—
Deferred income tax liabilities	574,580	—	—	—	574,580	5,287	—	579,867
Other long-term liabilities	37,045	79,944	—	—	116,989	30,770	(2,997)	144,762
Investment in HEP	—	—	123,550	—	123,550	—	(123,550)	—
Equity – HollyFrontier	6,268,402	6,399,298	192,104	(6,591,402)	6,268,402	444,600	(447,569)	6,265,433
Equity – noncontrolling interest	—	—	—	—	—	99,166	534,779	633,945
Total liabilities and equity	$7,338,248	$8,370,208	$317,048	$(6,616,402)	$9,409,102	$1,417,302	$(332,470)	$10,493,934

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$100	$5,286,984	$31	$—	$5,287,115	$75,121	$(63,388)	$5,298,848
Operating costs and expenses:
Cost of products sold	—	4,518,737	92	282	4,519,111	—	(62,303)	4,456,808
Operating expenses	—	255,874	19	—	255,893	22,010	(361)	277,542
General and administrative	30,242	630	28	—	30,900	3,100	—	34,000
Depreciation and amortization	1,400	57,043	—	—	58,443	15,619	(3,570)	70,492
Total operating costs and expenses	31,642	4,832,284	139	282	4,864,347	40,729	(66,234)	4,838,842
Income (loss) from operations	(31,542)	454,700	(108)	(282)	422,768	34,392	2,846	460,006
Other income (expense):
Earnings (loss) of equity method investments	469,228	12,592	14,401	(483,655)	12,566	746	(14,401)	(1,089)
Interest income (expense)	(7,456)	1,936	134	294	(5,092)	(11,624)	(2,300)	(19,016)
Loss on early extinguishment of debt	(22,109)	—	—	—	(22,109)	—	—	(22,109)
	439,663	14,528	14,535	(483,361)	(14,635)	(10,878)	(16,701)	(42,214)
Income before income taxes	408,121	469,228	14,427	(483,643)	408,133	23,514	(13,855)	417,792
Income tax provision	151,698	—	—	—	151,698	345	—	152,043
Net income	256,423	469,228	14,427	(483,643)	256,435	23,169	(13,855)	265,749
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,130	7,638	8,768
Net income attributable to HollyFrontier stockholders	$256,423	$469,228	$14,427	$(483,643)	$256,435	$22,039	$(21,493)	$256,981
Comprehensive income attributable to HollyFrontier stockholders	$286,296	$489,146	$15,900	$(505,034)	$286,308	$23,512	$(22,966)	$286,854

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$100	$4,795,647	$45	$—	$4,795,792	$67,103	$(56,214)	$4,806,681
Operating costs and expenses:
Cost of products sold	—	3,737,228	—	489	3,737,717	—	(55,953)	3,681,764
Operating expenses	—	202,222	—	(336)	201,886	20,371	469	222,726
General and administrative	29,451	138	31	—	29,620	2,486	—	32,106
Depreciation and amortization	876	47,325	—	—	48,201	12,317	(3,570)	56,948
Total operating costs and expenses	30,327	3,986,913	31	153	4,017,424	35,174	(59,054)	3,993,544
Income (loss) from operations	(30,227)	808,734	14	(153)	778,368	31,929	2,840	813,137
Other income (expense):
Earnings of equity method investments	822,160	11,395	11,114	(833,463)	11,206	794	(11,114)	886
Interest income (expense)	(13,424)	1,705	175	224	(11,320)	(12,664)	(2,277)	(26,261)
Gain on sale of marketable equity securities	—	326	—	—	326	—	—	326
	808,736	13,426	11,289	(833,239)	212	(11,870)	(13,391)	(25,049)
Income before income taxes	778,509	822,160	11,303	(833,392)	778,580	20,059	(10,551)	788,088
Income tax provision	285,643	—	—	—	285,643	75	—	285,718
Net income	492,866	822,160	11,303	(833,392)	492,937	19,984	(10,551)	502,370
Less net income attributable to noncontrolling interest	—	—	—	—	—	(683)	9,554	8,871
Net income attributable to HollyFrontier stockholders	$492,866	$822,160	$11,303	$(833,392)	$492,937	$20,667	$(20,105)	$493,499
Comprehensive income attributable to HollyFrontier stockholders	$515,862	$852,772	$11,204	$(863,905)	$515,933	$20,568	$(20,006)	$516,495

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$631	$9,979,410	$63	$—	$9,980,104	$151,605	$(125,072)	$10,006,637
Operating costs and expenses:
Cost of products sold	—	8,371,865	—	415	8,372,280	—	(122,937)	8,249,343
Operating expenses	—	495,297	—	—	495,297	48,039	(695)	542,641
General and administrative	54,373	2,405	88	—	56,866	6,332	—	63,198
Depreciation and amortization	2,326	117,663	—	—	119,989	29,368	(7,103)	142,254
Total operating costs and expenses	56,699	8,987,230	88	415	9,044,432	83,739	(130,735)	8,997,436
Income (loss) from operations	(56,068)	992,180	(25)	(415)	935,672	67,866	5,663	1,009,201
Other income (expense):
Earnings (loss) of equity method investments	1,020,119	24,206	26,393	(1,046,758)	23,960	1,403	(26,393)	(1,030)
Interest income (expense)	(14,677)	3,733	271	446	(10,227)	(24,006)	(4,572)	(38,805)
Loss on early extinguishment of debt	(22,109)	—	—	—	(22,109)	—	—	(22,109)
	983,333	27,939	26,664	(1,046,312)	(8,376)	(22,603)	(30,965)	(61,944)
Income before income taxes	927,265	1,020,119	26,639	(1,046,727)	927,296	45,263	(25,302)	947,257
Income tax provision	337,737	—	—	—	337,737	400	—	338,137
Net income	589,528	1,020,119	26,639	(1,046,727)	589,559	44,863	(25,302)	609,120
Less net income attributable to noncontrolling interest	—	—	—	—	—	4,020	14,450	18,470
Net income attributable to HollyFrontier stockholders	$589,528	$1,020,119	$26,639	$(1,046,727)	$589,559	$40,843	$(39,752)	$590,650
Comprehensive income attributable to HollyFrontier stockholders	$631,160	$1,057,542	$28,731	$(1,086,242)	$631,191	$42,935	$(41,844)	$632,282

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$199	$9,715,384	$102	$—	$9,715,685	$134,680	$(111,946)	$9,738,419
Operating costs and expenses:
Cost of products sold	—	7,978,529	—	980	7,979,509	—	(110,828)	7,868,681
Operating expenses	—	424,337	—	(721)	423,616	40,401	336	464,353
General and administrative	54,424	639	46	—	55,109	4,525	—	59,634
Depreciation and amortization	1,979	92,499	—	—	94,478	25,712	(7,140)	113,050
Total operating costs and expenses	56,403	8,496,004	46	259	8,552,712	70,638	(117,632)	8,505,718
Income (loss) from operations	(56,204)	1,219,380	56	(259)	1,162,973	64,042	5,686	1,232,701
Other income (expense):
Earnings of equity method investments	1,243,221	19,897	19,489	(1,263,140)	19,467	1,625	(19,489)	1,603
Interest income (expense)	(27,447)	3,618	374	728	(22,727)	(31,834)	(4,555)	(59,116)
Gain on sale of marketable securities	—	326	—	—	326	—	—	326
	1,215,774	23,841	19,863	(1,262,412)	(2,934)	(30,209)	(24,044)	(57,187)
Income before income taxes	1,159,570	1,243,221	19,919	(1,262,671)	1,160,039	33,833	(18,358)	1,175,514
Income tax provision	425,974	—	—	—	425,974	150	—	426,124
Net income	733,596	1,243,221	19,919	(1,262,671)	734,065	33,683	(18,358)	749,390
Less net income attributable to noncontrolling interest	—	—	—	—	—	(1,240)	15,435	14,195
Net income attributable to HollyFrontier stockholders	$733,596	$1,243,221	$19,919	$(1,262,671)	$734,065	$34,923	$(33,793)	$735,195
Comprehensive income attributable to HollyFrontier stockholders	$661,298	$1,117,681	$20,204	$(1,137,416)	$661,767	$35,208	$(34,078)	$662,897

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$241,004	$162,285	$1,499	$404,788	$81,542	$(34,815)	$451,515

Cash flows from investing activities
Additions to properties, plants and equip	(5,025)	(148,917)	—	(153,942)	—	—	(153,942)
Additions to properties, plants and equip – HEP	—	—	—	—	(16,861)	—	(16,861)
Proceeds from sale of property	—	3,321	—	3,321	2,481	—	5,802
Investment in Sabine Biofuels	—	(2,000)	—	(2,000)	—	—	(2,000)
Advances to Sabine Biofuels	—	(13,700)	—	(13,700)	—	—	(13,700)
Purchases of marketable securities	(399,154)	—	—	(399,154)	—	—	(399,154)
Sales and maturities of marketable securities	398,762	—	—	398,762	—	—	398,762
	(5,417)	(161,296)	—	(166,713)	(14,380)	—	(181,093)
Cash flows from financing activities
Net repayments under credit agreement – HEP	—	—	—	—	(66,000)	—	(66,000)
Redemption of senior notes - HFC	(286,812)	—	—	(286,812)	—	—	(286,812)
Redemption premium on early extinguishment of debt	(14,161)	—	—	(14,161)	—	—	(14,161)
Proceeds from sale of HEP common units	73,444	—	—	73,444	—	—	73,444
Proceeds from common unit offerings - HEP	—	—	—	—	73,444	—	73,444
Purchase of treasury stock	(159,432)	—	—	(159,432)	—	—	(159,432)
Contribution from general partner	—	—	(1,499)	(1,499)	1,499	—	—
Dividends	(264,867)	—	—	(264,867)	—	—	(264,867)
Distributions to noncontrolling interest	—	—	—	—	(69,419)	34,815	(34,604)
Excess tax benefit from equity-based compensation	1,037	—	—	1,037	—	—	1,037
Purchase of units for incentive grants - HEP	—	—	—	—	(2,934)	—	(2,934)
Other	—	2,457	—	2,457	(273)	—	2,184
	(650,791)	2,457	(1,499)	(649,833)	(63,683)	34,815	(678,701)
Cash and cash equivalents
Increase (decrease) for the period	(415,204)	3,446	—	(411,758)	3,479	—	(408,279)
Beginning of period	1,748,808	3,652	2	1,752,462	5,237	—	1,757,699
End of period	$1,333,604	$7,098	$2	$1,340,704	$8,716	$—	$1,349,420

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$347,534	$45,516	$—	$393,050	$67,011	$(30,558)	$429,503

Cash flows from investing activities:
Additions to properties, plants and equip	(1,679)	(102,722)	—	(104,401)	—	—	(104,401)
Additions to properties, plants and equip – HEP	—	—	—	—	(23,619)	—	(23,619)
Investment in Sabine Biofuels	—	(2,000)	—	(2,000)	—	—	(2,000)
Purchases of marketable securities	(166,429)	—	—	(166,429)	—	—	(166,429)
Sales and maturities of marketable securities	151,066	930	—	151,996	—	—	151,996
	(17,042)	(103,792)	—	(120,834)	(23,619)	—	(144,453)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	(30,000)	—	(30,000)
Repayment of promissory notes	—	72,900	—	72,900	(72,900)	—	—
Net proceeds from issuance of senior notes - HEP	—	—	—	—	294,750	—	294,750
Principal tender on senior notes - HFC	(5,000)	—	—	(5,000)	—	—	(5,000)
Principal tender on senior notes - HEP	—	—	—	—	(185,000)	—	(185,000)
Purchase of treasury stock	(189,771)	—	—	(189,771)	—	—	(189,771)
Structured stock repurchase arrangement	(100,000)	—	—	(100,000)	—	—	(100,000)
Contribution to HEP	—	(9,000)	—	(9,000)	9,000	—	—
Contribution from joint venture partner	—	—	—	—	6,000	—	6,000
Dividends	(249,958)	—	—	(249,958)	—	—	(249,958)
Distributions to noncontrolling interest	—	—	—	—	(59,977)	31,033	(28,944)
Excess tax benefit from equity-based compensation	4,762	—	—	4,762	—	—	4,762
Purchase of units for restricted grants - HEP	—	—	—	—	(4,533)	—	(4,533)
Deferred financing costs	—	(67)	—	(67)	(3,162)	—	(3,229)
Other	—	(635)	—	(635)	277	(475)	(833)
	(539,967)	63,198	—	(476,769)	(45,545)	30,558	(491,756)
Cash and cash equivalents
Increase (decrease) for the period:	(209,475)	4,922	—	(204,553)	(2,153)	—	(206,706)
Beginning of period	1,575,891	(3,358)	2	1,572,535	6,369	—	1,578,904
End of period	$1,366,416	$1,564	$2	$1,367,982	$4,216	$—	$1,372,198

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2013, net income attributable to HollyFrontier stockholders was $257.0 million compared to $493.5 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, net income attributable to HollyFrontier stockholders was $590.7 million compared to $735.2 million for the six months ended June 30, 2012.

Overall gross refining margins per produced product sold decreased 26% and 3% over the respective three and six months ended June 30, 2012 due principally to significant contraction in WTI to Brent crude differentials as well as discounts on heavy sour crudes during the second quarter of 2013.

During the current year second quarter, we recognized pension settlement and debt extinguishment charges of $30.9 million and $22.1 million, respectively, and a business interruption insurance recovery of $10.6 million resulting in a net combined after-tax charge of $25.9 million to net income. Also affecting current year net income were the effects of a planned turnaround at our Tulsa Refinery as well as approximately 10 days of unplanned downtime incurred at each of our El Dorado and Cheyenne Refineries as a result of FCC unit issues during the second quarter of 2013. We incurred additional downtime in the first quarter of 2013 due to planned turnaround and maintenance projects at our El Dorado and Navajo Refineries.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). This differential constantly changes and at times can be volatile. While we have generally experienced wide differentials (with Brent prices in excess of WTI prices) in recent years, which have significantly enhanced our profitability, at the end of the second quarter of 2013, the differential between Brent and WTI narrowed - averaging approximately half of the differential experienced during the first quarter of 2013. Differentials are likely to continue to be volatile in the near term. However, we expect the Brent to WTI differential to reemerge upon completion of additional northern tier pipeline capacity into Cushing, Oklahoma, which we believe will overwhelm Gulf Coast processing capacity with light sweet crude oil flows. Ultimately, we believe pipeline tariffs from Cushing to the Gulf Coast plus marine transportation costs to transport product from the Gulf to alternative markets will set the inland - coastal differential.

Table of Content

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency ("EPA") promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. As of June 2013, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements. Recently, due in part to the nation's fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile with the price dramatically increasing in recognition of the decrease in RINs availability. As a result, we expect to continue to experience increasing costs to comply with the renewable fuel mandate. In the wholesale markets we serve, we are seeing price adjustments to indicate that the cost of RINs is being largely paid by the consumer at the pump. However, we continue to use various approaches to mitigate our exposure to the increasing cost of RINs, which include additional renewable fuel blending, shifts in our refined product slate and changes in the way we conduct marketing operations. We cannot predict with certainty whether and to what extent we will be successful in mitigating our exposure to increased RINs costs, and anticipate that increased compliance costs may negatively impact our future results of operations.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2013 and 2012 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended June 30,		Change from 2012
	2013	2012	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$5,298,848	$4,806,681	$492,167	10%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,456,808	3,681,764	775,044	21
Operating expenses (exclusive of depreciation and amortization)	277,542	222,726	54,816	25
General and administrative expenses (exclusive of depreciation and amortization)	34,000	32,106	1,894	6
Depreciation and amortization	70,492	56,948	13,544	24
Total operating costs and expenses	4,838,842	3,993,544	845,298	21
Income from operations	460,006	813,137	(353,131)	(43)
Other income (expense):
Earnings (loss) of equity method investments	(1,089)	886	(1,975)	(223)
Interest income	778	681	97	14
Interest expense	(19,794)	(26,942)	7,148	(27)
Loss on early extinguishment of debt	(22,109)	—	(22,109)	—
Gain on sale of marketable securities	—	326	(326)	(100)
	(42,214)	(25,049)	(17,165)	69
Income before income taxes	417,792	788,088	(370,296)	(47)
Income tax provision	152,043	285,718	(133,675)	(47)
Net income	265,749	502,370	(236,621)	(47)
Less net income attributable to noncontrolling interest	8,768	8,871	(103)	(1)
Net income attributable to HollyFrontier stockholders	$256,981	$493,499	$(236,518)	(48)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.27	$2.40	$(1.13)	(47)%
Diluted	$1.27	$2.39	$(1.12)	(47)%
Cash dividends declared per common share	$0.80	$0.65	$0.15	23%
Average number of common shares outstanding:
Basic	201,543	205,727	(4,184)	(2)%
Diluted	201,905	206,481	(4,576)	(2)%

Table of Content

	Six Months Ended June 30,		Change from 2012
	2013	2012	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$10,006,637	$9,738,419	$268,218	3%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	8,249,343	7,868,681	380,662	5
Operating expenses (exclusive of depreciation and amortization)	542,641	464,353	78,288	17
General and administrative expenses (exclusive of depreciation and amortization)	63,198	59,634	3,564	6
Depreciation and amortization	142,254	113,050	29,204	26
Total operating costs and expenses	8,997,436	8,505,718	491,718	6
Income from operations	1,009,201	1,232,701	(223,500)	(18)
Other income (expense):
Earnings (loss) of equity method investments	(1,030)	1,603	(2,633)	(164)
Interest income	2,309	1,141	1,168	102
Interest expense	(41,114)	(60,257)	19,143	(32)
Loss on early extinguishment of debt	(22,109)	—	(22,109)	—
Gain on sale of marketable securities	—	326	(326)	(100)
	(61,944)	(57,187)	(4,757)	8
Income before income taxes	947,257	1,175,514	(228,257)	(19)
Income tax provision	338,137	426,124	(87,987)	(21)
Net income	609,120	749,390	(140,270)	(19)
Less net income attributable to noncontrolling interest	18,470	14,195	4,275	30
Net income attributable to HollyFrontier stockholders	$590,650	$735,195	$(144,545)	(20)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$2.91	$3.55	$(0.64)	(18)%
Diluted	$2.91	$3.54	$(0.63)	(18)%
Cash dividends declared per common share	$1.60	$1.25	$0.35	28%
Average number of common shares outstanding:
Basic	202,131	207,129	(4,998)	(2)%
Diluted	202,485	207,938	(5,453)	(3)%

Balance Sheet Data

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$1,985,528	$2,393,401
Working capital	$2,568,461	$2,815,821
Total assets	$10,493,934	$10,328,997
Long-term debt	$990,236	$1,336,238
Total equity	$6,899,378	$6,642,658

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net cash provided by operating activities	$202,952	$175,598	$451,515	$429,503
Net cash used for investing activities	$(76,448)	$(75,773)	$(181,093)	$(144,453)
Net cash used for financing activities	$(649,526)	$(387,177)	$(678,701)	$(491,756)
Capital expenditures	$98,839	$66,633	$170,803	$128,020
EBITDA (1)	$520,641	$862,426	$1,131,955	$1,333,485

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	205,770	243,150	223,030	249,710
Refinery throughput (BPD) (2)	226,010	259,250	246,250	266,020
Refinery production (BPD) (3)	220,770	251,870	240,380	260,070
Sales of produced refined products (BPD)	213,240	242,560	227,810	250,810
Sales of refined products (BPD) (4)	261,950	246,130	257,870	255,260
Refinery utilization (5)	79.1%	93.5%	85.8%	96.0%

Average per produced barrel (6)
Net sales	$118.05	$118.72	$117.25	$119.38
Cost of products (7)	97.07	94.16	95.39	98.31
Refinery gross margin	20.98	24.56	21.86	21.07
Refinery operating expenses (8)	6.12	4.63	5.97	4.73
Net operating margin	$14.86	$19.93	$15.89	$16.34

Refinery operating expenses per throughput barrel (9)	$5.77	$4.33	$5.52	$4.46

Feedstocks:
Sweet crude oil	72%	71%	72%	71%
Sour crude oil	3%	7%	4%	8%
Heavy sour crude oil	16%	16%	15%	15%
Other feedstocks and blends	9%	6%	9%	6%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	44%	46%	46%	46%
Diesel fuels	33%	28%	32%	30%
Jet fuels	8%	10%	8%	9%
Fuel oil	1%	—%	1%	—%
Asphalt	3%	2%	3%	2%
Lubricants	4%	5%	4%	5%
LPG and other	7%	9%	6%	8%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	104,910	92,960	88,160	87,050
Refinery throughput (BPD) (2)	115,230	101,090	97,760	95,740
Refinery production (BPD) (3)	114,410	100,960	94,410	94,010
Sales of produced refined products (BPD)	110,830	98,680	91,110	92,970
Sales of refined products (BPD) (4)	119,740	103,380	104,860	98,250
Refinery utilization (5)	104.9%	93.0%	88.2%	87.1%

Average per produced barrel (6)
Net sales	$117.03	$123.25	$118.95	$124.50
Cost of products (7)	100.70	94.98	98.40	100.33
Refinery gross margin	16.33	28.27	20.55	24.17
Refinery operating expenses (8)	5.10	5.06	6.25	5.81
Net operating margin	$11.23	$23.21	$14.30	$18.36

Refinery operating expenses per throughput barrel (9)	$4.91	$4.94	$5.82	$5.64

Feedstocks:
Sweet crude oil	8%	4%	5%	2%
Sour crude oil	70%	80%	74%	80%
Heavy sour crude oil	13%	8%	12%	9%
Other feedstocks and blends	9%	8%	9%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	49%	50%	51%
Diesel fuels	40%	40%	39%	38%
Fuel oil	5%	6%	6%	6%
Asphalt	2%	2%	2%	2%
LPG and other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	70,780	75,680	69,850	72,960
Refinery throughput (BPD) (2)	77,260	83,860	75,730	81,300
Refinery production (BPD) (3)	73,540	82,270	73,200	79,730
Sales of produced refined products (BPD)	73,890	80,230	73,150	78,440
Sales of refined products (BPD) (4)	75,100	82,360	76,810	80,840
Refinery utilization (5)	85.3%	91.2%	84.2%	87.9%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$116.66	$120.97	$112.53	$115.98
Cost of products (7)	92.46	85.93	89.55	91.24
Refinery gross margin	24.20	35.04	22.98	24.74
Refinery operating expenses (8)	7.47	6.05	7.78	6.30
Net operating margin	$16.73	$28.99	$15.20	$18.44

Refinery operating expenses per throughput barrel (9)	$7.14	$5.79	$7.51	$6.08

Feedstocks:
Sweet crude oil	42%	43%	43%	44%
Sour crude oil	1%	2%	1%	2%
Heavy sour crude oil	35%	34%	34%	33%
Black wax crude oil	14%	11%	14%	11%
Other feedstocks and blends	8%	10%	8%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	54%	55%	55%
Diesel fuels	35%	33%	31%	32%
Fuel oil	1%	1%	1%	2%
Asphalt	5%	6%	6%	5%
LPG and other	8%	6%	7%	6%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	381,460	411,790	381,040	409,720
Refinery throughput (BPD) (2)	418,500	444,200	419,740	443,060
Refinery production (BPD) (3)	408,720	435,100	407,990	433,810
Sales of produced refined products (BPD)	397,960	421,470	392,070	422,220
Sales of refined products (BPD) (4)	456,790	431,870	439,540	434,350
Refinery utilization (5)	86.1%	93.0%	86.0%	92.5%

Average per produced barrel (6)
Net sales	$117.51	$120.21	$116.77	$119.87
Cost of products (7)	97.23	92.78	95.00	97.44
Refinery gross margin	20.28	27.43	21.77	22.43
Refinery operating expenses (8)	6.09	5.00	6.38	5.26
Net operating margin	$14.19	$22.43	$15.39	$17.17

Refinery operating expenses per throughput barrel (9)	$5.79	$4.75	$5.95	$5.01

Feedstocks:
Sweet crude oil	49%	51%	51%	51%
Sour crude oil	21%	22%	20%	22%
Heavy sour crude oil	19%	18%	17%	17%
Black wax crude oil	2%	2%	3%	2%
Other feedstocks and blends	9%	7%	9%	8%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated
Sales of produced refined products:
Gasolines	47%	48%	49%	49%
Diesel fuels	35%	32%	33%	32%
Jet fuels	4%	6%	5%	6%
Fuel oil	2%	2%	2%	2%
Asphalt	3%	3%	3%	2%
Lubricants	3%	3%	2%	3%
LPG and other	6%	6%	6%	6%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Represents operating expenses of our refineries, exclusive of depreciation and amortization and pension settlement charges.

(9)	Represents refinery operating expenses, exclusive of depreciation and amortization and pension settlement costs, divided by refinery throughput.

Results of Operations – Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Summary
Net income attributable to HollyFrontier stockholders for the three months ended June 30, 2013 was $257.0 million ($1.27 per basic and diluted share), a $236.5 million decrease compared to $493.5 million ($2.40 per basic and $2.39 per diluted share) for the three months ended June 30, 2012. Net income decreased due principally to a year-over-year decrease in second quarter refining margins, refinery downtime and pension settlement and debt extinguishment charges. Refinery gross margins for the three months ended June 30, 2013 decreased to $20.28 per produced barrel from $27.43 for the three months ended June 30, 2012.

Sales and Other Revenues
Sales and other revenues increased 10% from $4,806.7 million for the three months ended June 30, 2012 to $5,298.8 million for the three months ended June 30, 2013 due to higher refined product sales volumes, partially offset by a year-over-year decrease in second quarter sales prices. The average sales price we received per produced barrel sold was $120.21 for the three months ended June 30, 2012 compared to $117.51 for the three months ended June 30, 2013. Refined product sales volumes for the current period reflect higher volumes of purchased products, comprising 13% of total refined products sales compared to 2% for the three months ended June 30, 2012 due principally to a decrease in refinery production and corresponding sales volumes of produced product as a result of planned turnaround and maintenance projects at our Tulsa Refinery and unplanned outages at our El Dorado and Cheyenne Refineries. Sales and other revenues for the three months ended June 30, 2013 and 2012 include $12.1 million and $10.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 21% from $3,681.8 million for the three months ended June 30, 2012 to $4,456.8 million for the three months ended June 30, 2013, due principally to higher crude oil costs and higher sales volumes of purchased products caused, in part, by planned turnaround projects and unplanned refinery outages during the three months ended June 30, 2013. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 5% from $92.78 for the three months ended June 30, 2012 to $97.23 for the three months ended June 30, 2013.

Table of Content

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 26% from $27.43 for the three months ended June 30, 2012 to $20.28 for the three months ended June 30, 2013. This was due to the effects of an increase in crude oil and feedstock prices combined with the decrease in average per barrel sales prices for refined products sold for the quarter. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 25% from $222.7 million for the three months ended June 30, 2012 to $277.5 million for the three months ended June 30, 2013 due principally to $24.8 million in pension settlement costs and higher repair and maintenance and fuel costs during the quarter.

General and Administrative Expenses
General and administrative expenses increased 6% from $32.1 million for the three months ended June 30, 2012 to $34.0 million for the three months ended June 30, 2013 due to $3.5 million in pension settlement costs, partially offset by various year-over-year cost decreases.

Depreciation and Amortization Expenses
Depreciation and amortization increased 24% from $56.9 million for the three months ended June 30, 2012 to $70.5 million for the three months ended June 30, 2013. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Expense
Interest expense was $19.8 million for the three months ended June 30, 2013 compared to $26.9 million for the three months ended June 30, 2012. This decrease was due to lower year-over-year debt levels principally as a result of the redemption of our $200 million 8.5% senior notes in September 2012. For the three months ended June 30, 2013 and 2012, interest expense included $11.6 million and $12.7 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017 at a redemption cost of $301.0 million, at which time we recognized a $22.1 million early extinguishment loss consisting of a $14.2 million debt redemption premium and an unamortized discount of $7.9 million.

Income Taxes
For the three months ended June 30, 2013, we recorded income tax expense of $152.0 million compared to $285.7 million for the three months ended June 30, 2012. This decrease is due principally to lower pre-tax earnings during the three months ended June 30, 2013 compared to the same period of 2012. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 36.4% and 36.3% for the three months ended June 30, 2013 and 2012, respectively.

Results of Operations – Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Summary
Net income attributable to HollyFrontier stockholders for the six months ended June 30, 2013 was $590.7 million ($2.91 per basic and diluted share), a $144.5 million decrease compared to $735.2 million ($3.55 per basic and $3.54 per diluted share) for the six months ended June 30, 2012. Net income decreased due principally to refinery downtime, a year-over-year decrease in refining margins and pension settlement and debt extinguishment charges. Refinery gross margins for the six months ended June 30, 2013 decreased slightly to $21.77 per produced barrel from $22.43 for the six months ended June 30, 2012.

Table of Content

Sales and Other Revenues
Sales and other revenues increased 3% from $9,738.4 million for the six months ended June 30, 2012 to $10,006.6 million for the six months ended June 30, 2013 due to higher refined product sales volumes, partially offset by a decrease in year-over-year sales prices. The average sales price we received per produced barrel sold was $119.87 for the six months ended June 30, 2012 compared to $116.77 for the six months ended June 30, 2013. Refined product sales volumes for the current period reflect higher volumes of purchased products, comprising 11% of total refined products sales compared to 3% for the six months ended June 30, 2012 due to a decrease in refinery production and corresponding sales volumes of produced product as a result of planned turnaround and maintenance projects at our El Dorado, Tulsa and Navajo Refineries and other unplanned refinery outages during the current year-to-date period. Sales and other revenues for the six months ended June 30, 2013 and 2012 include $24.9 million and $22.8 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 5% from $7,868.7 million for the six months ended June 30, 2012 to $8,249.3 million for the six months ended June 30, 2013, due principally to higher refined product sales volumes, partially offset by overall lower crude costs for the current year. The sales volume increase is attributable to higher sales volumes of purchased products caused, in part, by planned turnaround projects and unplanned refinery outages during the six months ended June 30, 2013. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 3% from $97.44 for the six months ended June 30, 2012 to $95.00 for the six months ended June 30, 2013.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 3% from $22.43 for the six months ended June 30, 2012 to $21.77 for the six months ended June 30, 2013. This was due to a larger decrease in average per barrel sales prices for refined products sold when compared to the decrease in crude oil and feedstock prices for the year-to-date period. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 17% from $464.4 million for the six months ended June 30, 2012 to $542.6 million for the six months ended June 30, 2013 due principally to pension settlement costs and higher repair and maintenance and fuel costs during the current year-to-date period.

General and Administrative Expenses
General and administrative expenses increased 6% from $59.6 million for the six months ended June 30, 2012 to $63.2 million for the six months ended June 30, 2013 due to pension settlement costs, slightly offset by various year-over-year cost decreases.

Depreciation and Amortization Expenses
Depreciation and amortization increased 26% from $113.1 million for the six months ended June 30, 2012 to $142.3 million for the six months ended June 30, 2013. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Expense
Interest expense was $41.1 million for the six months ended June 30, 2013 compared to $60.3 million for the six months ended June 30, 2012. This decrease was due to lower year-over-year debt levels principally as a result of the redemption of our $200 million 8.5% senior notes in September 2012. For the six months ended June 30, 2013 and 2012, interest expense included $24.1 million and $31.8 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017 at a redemption cost of $301.0 million, at which time we recognized a $22.1 million early extinguishment loss consisting of a $14.2 million debt redemption premium and an unamortized discount of $7.9 million.

Income Taxes
For the six months ended June 30, 2013, we recorded income tax expense of $338.1 million compared to $426.1 million for the six months ended June 30, 2012. This decrease was due principally to lower pre-tax earnings during the six months ended June 30, 2013 compared to the same period of 2012. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.7% and 36.3% for the six months ended June 30, 2013 and 2012, respectively.

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement that matures in July 2013 (the “HollyFrontier Credit Agreement”) and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At June 30, 2013, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $28.8 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $550 million senior secured revolving credit facility that matures in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At June 30, 2013, HEP was in compliance with all of its covenants, had outstanding borrowings of $355.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Senior Notes
Our 6.875% senior notes ($150 million principal amount maturing November 2018) (the “HollyFrontier Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. At any time when the HollyFrontier Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the HollyFrontier Senior Notes.

In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017 at a redemption cost of $301.0 million, at which time we recognized a $22.1 million early extinguishment loss consisting of a $14.2 million debt redemption premium and an unamortized discount of $7.9 million.

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

As of June 30, 2013, our cash, cash equivalents and investments in marketable securities totaled $2.0 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

We have a Board approved stock repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2013, we had remaining authorization to repurchase up to $356.4 million under this stock repurchase program.

Cash and cash equivalents decreased $408.3 million for the six months ended June 30, 2013. Net cash used for investing and financing activities of $181.1 million and $678.7 million, respectively, exceeded net cash provided by operating activities of $451.5 million. Working capital decreased by $247.4 million during the six months ended June 30, 2013.

Cash Flows – Operating Activities

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Net cash flows provided by operating activities were $451.5 million for the six months ended June 30, 2013 compared to $429.5 million for the six months ended June 30, 2012, an increase of $22.0 million. Net income for the six months ended June 30, 2013 was $609.1 million, a decrease of $140.3 million compared to $749.4 million for the six months ended June 30, 2012. Non-cash adjustments consisting of depreciation and amortization, loss on early extinguishment of debt attributable to unamortized discount, gain on sale of equity securities, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments resulted in an increase to operating cash flows of $98.3 million for the six months ended June 30, 2013 compared to $137.8 million for the same period in 2012. Changes in working capital items decreased cash flows by $122.2 million for the six months ended June 30, 2013 compared to $405.1 million for the six months ended June 30, 2012. Additionally, for the six months ended June 30, 2013, turnaround expenditures increased to $159.8 million from $47.0 million for the same period of 2012.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Net cash flows used for investing activities were $181.1 million for the six months ended June 30, 2013 compared to $144.5 million for the six months ended June 30, 2012, an increase of $36.6 million. Cash expenditures for properties, plants and equipment for the first six months of 2013 increased to $170.8 million from $128.0 million for the same period in 2012. These include HEP capital expenditures of $16.9 million and $23.6 million for the six months ended June 30, 2013 and 2012, respectively. In addition, for the six months ended June 30, 2013, we received proceeds of $5.8 million from the sale of property and equipment and advanced Sabine Biofuels $13.7 million. Also for the six months ended June 30, 2013 and 2012, we invested $399.2 million and $166.4 million, respectively, in marketable securities and received proceeds of $398.8 million and $152.0 million, respectively, from the sale or maturity of marketable securities.

Table of Content

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that our management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2013 is $320.0 million including both sustaining capital and major capital projects. We expect to spend approximately $400.0 million to $450.0 million in cash for capital projects appropriated in 2013 and prior years. This spending is comprised of $130.0 million to $146.0 million at the Woods Cross Refinery, $116.0 million to $130.0 million at the Tulsa Refineries, $56.0 million to $65.0 million at the El Dorado Refinery, $58.0 million to $61.0 million at the Cheyenne Refinery, $28.0 million to $33.0 million at the Navajo Refinery and $12.0 million to $15.0 million for miscellaneous other projects. In addition, we expect to spend up to $200.0 million on refinery turnarounds and tank maintenance during 2013. This reflects an increase to our previous $156.0 million estimate due to turnaround discovery work.

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

Tulsa Refineries
New 2013 appropriations for the Tulsa Refineries include a gasoline-blending system and numerous infrastructure upgrades. We will continue spending on the conversion of our propane de-asphalt unit to ROSE technology and on our sulfur recovery project related to the refinery fuel gas system. The sulfur recovery project is expected to be completed in the third quarter of 2013 and, in addition to facilitating compliance with our EPA consent, is anticipated to also allow us to increase use of lower priced sour / heavy crude in Tulsa. Spending on maintenance capital items and general improvements continues at an elevated level at the Tulsa Refineries due to perceived opportunities.

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

Woods Cross Refinery
Newly appropriated capital for the Woods Cross Refinery consists of warehouse and office relocations to accommodate the refinery expansion and modernization program and a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. Engineering is continuing on the previously announced $225.0 million expansion project. Long lead equipment has been ordered and we are finalizing the cost estimate before construction begins. The permit for the refinery expansion project is pending and the second public comment period has ended. We currently expect the project to be mechanically complete in approximately the first to second quarter of 2015.

Table of Content

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

HEP is proceeding with the expansion of its crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area. The expansion will provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to our New Mexico refining facilities. To complete the project, HEP will convert an existing refined products pipeline to crude oil service, construct several new pipeline segments, expand an existing pipeline and build new truck unloading stations and crude storage capacity. Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to cost between $35.0 million and $40.0 million. The project is expected to provide increased capacity of up to 100,000 BPD across HEP's system and anticipates it will be in full service no later than May 2014 though some segments may be completed and in service in late 2013.

UNEV is proceeding with a project to add certain enhancements to its product terminal in Las Vegas, Nevada. The project will cost approximately $13.0 million with construction scheduled to be completed during the second quarter of 2014.

HEP is currently evaluating two proposed new pipelines. The first proposed pipeline would be a new 50-mile intrastate crude oil pipeline between Cushing, Oklahoma and our Tulsa refining facilities that would allow for a significant portion of crude oil transported to be heavy Canadian and sour crude oil. The second proposed pipeline would be a new 100-mile interstate petroleum products pipeline between our refinery in Cheyenne, Wyoming and Denver, Colorado. The project also will evaluate the construction of a new petroleum products terminal in North Denver or, alternatively, the routing of the new pipeline to existing third-party product terminals in the Denver area. HEP anticipates that it will be in a position to decide whether to proceed with these projects in the third quarter of 2013.

HEP and we are collaborating to evaluate the construction of a rail facility that will enable crude oil loading and unloading near our Artesia and / or Lovington, New Mexico refining facilities. The rail project, which will be connected to HEP's crude oil pipeline transportation system in southeastern New Mexico, will have an initial capacity of up to 70,000 BPD and will enable access to a variety of crude oil types including WTI, WTS and WCS. The project will provide both additional crude oil takeaway options for producers as crude production in the region continues to grow, and an expanded set of crude oil sourcing options for us. HEP anticipates that project completion would take nine to twelve months once a decision to proceed is made.

Cash Flows – Financing Activities

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Net cash flows used for financing activities were $678.7 million for the six months ended June 30, 2013 compared to $491.8 million for the six months ended June 30, 2012, an increase of $186.9 million. During the six months ended June 30, 2013, we received $73.4 million from the sale of HEP common units, purchased $159.4 million in common stock, paid $264.9 million in dividends, paid $286.8 million in principal and a $14.2 million premium upon the redemption of our 9.875% senior notes and recognized $1.0 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $154.5 million and repaid $220.5 million under the HEP Credit Agreement, paid distributions of $34.6 million to noncontrolling interests, purchased $2.9 million in HEP common units for recipients of its incentive grants and received proceeds of $73.4 million upon its March 2013 common unit offering. During the six months ended June 30, 2012, we purchased $189.8 million in common stock, paid $250.0 million in dividends, provided a $100.0 million up-front payment pursuant to a structured share repurchase arrangement, paid $5.0 million in principal on our 9.875% senior notes and recognized $4.8 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $294.8 million in net proceeds upon the issuance of the HEP 6.5% senior notes, paid $185.0 million in principal on the HEP 6.25% senior notes, received $99.0 million and repaid $129.0 million under the HEP Credit Agreement, paid distributions of $28.9 million to noncontrolling interests, incurred $3.2 million in deferred financing costs and purchased $4.5 million in HEP common units in the open market for recipients of its incentive grants. Additionally, UNEV joint venture partner contributions of $6.0 million were received during the six months ended June 30, 2012.

Table of Content

Contractual Obligations and Commitments

HollyFrontier Corporation
In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017. There were no other significant changes to our contractual obligations during the six months ended June 30, 2013.

HEP
During the six months ended June 30, 2013, HEP made net repayments of $66.0 million resulting in $355.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2013.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of June 30, 2013, there have been no impairments to goodwill.

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

Table of Content

As of June 30, 2013, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2013	2014	2015	2016	2017	Unit of Measure

Natural gas price swap - long	86,400,000	9,600,000	19,200,000	19,200,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	43,200,000	4,800,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI price swap - long	5,701,000	5,336,000	365,000	—	—	—	Barrels
Ultra-low sulfur diesel price swap - short	5,701,000	5,336,000	365,000	—	—	—	Barrels
WCS price swap - long	3,588,000	3,588,000	—	—	—	—	Barrels
WTS price swap - long	1,472,000	1,472,000	—	—	—	—	Barrels
NYMEX futures (WTI) - short	1,896,000	1,681,000	215,000	—	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Derivative Fair Value Gain (Loss) at June 30,
Change in Underlying Commodity Prices of Hedged Positions	2013	2012
	(In thousands)
10% increase in underlying commodity prices	$(22,839)	$(45,234)
10% decrease in underlying commodity prices	$22,839	$45,234

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2013, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of June 30, 2013, which equaled an effective interest rate of 3.49%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of June 30, 2013, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of June 30, 2013 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$150,000	$161,250	$3,827
HEP Senior Notes	$450,000	$452,625	$15,060

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2013, outstanding borrowings under the HEP Credit Agreement were $355.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 3.37%.

Table of Content

At June 30, 2013, our marketable securities included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income attributable to HollyFrontier stockholders	$256,981	$493,499	$590,650	$735,195
Add income tax provision	152,043	285,718	338,137	426,124
Add interest expense (1)	41,903	26,942	63,223	60,257
Subtract interest income	(778)	(681)	(2,309)	(1,141)
Add depreciation and amortization	70,492	56,948	142,254	113,050
EBITDA	$520,641	$862,426	$1,131,955	$1,333,485

(1) Includes loss on early extinguishment of debt of $22.1 million for the three and six months ended June 30, 2013.

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

Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$117.51	$120.21	$116.77	$119.87
Times sales of produced refined products sold (BPD)	397,960	421,470	392,070	422,220
Times number of days in period	91	91	181	182
Refined product sales from produced products sold	$4,255,549	$4,610,507	$8,286,545	$9,211,295

Total refined product sales from produced products sold	$4,255,549	$4,610,507	$8,286,545	$9,211,295
Add refined product sales from purchased products and rounding (1)	656,271	120,676	1,065,978	276,066
Total refined product sales	4,911,820	4,731,183	9,352,523	9,487,361
Add direct sales of excess crude oil (2)	322,524	32,558	558,774	190,840
Add other refining segment revenue (3)	52,537	31,906	68,010	37,183
Total refining segment revenue	5,286,881	4,795,647	9,979,307	9,715,384
Add HEP segment sales and other revenues	75,121	67,103	151,605	134,680
Add corporate and other revenues	234	145	797	301
Subtract consolidations and eliminations	(63,388)	(56,214)	(125,072)	(111,946)
Sales and other revenues	$5,298,848	$4,806,681	$10,006,637	$9,738,419

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$97.23	$92.78	$95.00	$97.44
Times sales of produced refined products sold (BPD)	397,960	421,470	392,070	422,220
Times number of days in period	91	91	181	182
Cost of products for produced products sold	$3,521,122	$3,558,463	$6,741,644	$7,487,683

Total cost of products for produced products sold	$3,521,122	$3,558,463	$6,741,644	$7,487,683
Add refined product costs from purchased products and rounding (1)	645,797	121,872	1,039,837	278,196
Total cost of refined products sold	4,166,919	3,680,335	7,781,481	7,765,879
Add crude oil cost of direct sales of excess crude oil (2)	319,653	29,733	545,921	185,543
Add other refining segment cost of products sold (4)	32,539	27,649	44,878	28,087
Total refining segment cost of products sold	4,519,111	3,737,717	8,372,280	7,979,509
Subtract consolidations and eliminations	(62,303)	(55,953)	(122,937)	(110,828)
Costs of products sold (exclusive of depreciation and amortization)	$4,456,808	$3,681,764	$8,249,343	$7,868,681

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.09	$5.00	$6.38	$5.26
Times sales of produced refined products sold (BPD)	397,960	421,470	392,070	422,220
Times number of days in period	91	91	181	182
Refinery operating expenses for produced products sold	$220,545	$191,769	$452,755	$404,200

Total refinery operating expenses for produced products sold	$220,545	$191,769	$452,755	$404,200
Add refining segment pension settlement costs	23,773	—	23,773	—
Add other refining segment operating expenses and rounding (5)	11,232	9,306	18,907	18,156
Total refining segment operating expenses	255,550	201,075	495,435	422,356
Add HEP segment operating expenses	22,010	20,371	48,039	40,401
Add corporate and other costs	343	811	(138)	1,260
Subtract consolidations and eliminations	(361)	469	(695)	336
Operating expenses (exclusive of depreciation and amortization)	$277,542	$222,726	$542,641	$464,353

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$14.19	$22.43	$15.39	$17.17
Add average refinery operating expenses per produced barrel	6.09	5.00	6.38	5.26
Refinery gross margin per barrel	20.28	27.43	21.77	22.43
Add average cost of products per produced barrel sold	97.23	92.78	95.00	97.44
Average sales price per produced barrel sold	$117.51	$120.21	$116.77	$119.87
Times sales of produced refined products sold (BPD)	397,960	421,470	392,070	422,220
Times number of days in period	91	91	181	182
Refined product sales from produced products sold	$4,255,549	$4,610,507	$8,286,545	$9,211,295

Total refined product sales from produced products sold	$4,255,549	$4,610,507	$8,286,545	$9,211,295
Add refined product sales from purchased products and rounding (1)	656,271	120,676	1,065,978	276,066
Total refined product sales	4,911,820	4,731,183	9,352,523	9,487,361
Add direct sales of excess crude oil (2)	322,524	32,558	558,774	190,840
Add other refining segment revenue (3)	52,537	31,906	68,010	37,183
Total refining segment revenue	5,286,881	4,795,647	9,979,307	9,715,384
Add HEP segment sales and other revenues	75,121	67,103	151,605	134,680
Add corporate and other revenues	234	145	797	301
Subtract consolidations and eliminations	(63,388)	(56,214)	(125,072)	(111,946)
Sales and other revenues	$5,298,848	$4,806,681	$10,006,637	$9,738,419

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

Frontier Refining LLC (“FR”), our wholly-owned subsidiary, has undertaken environmental audits at the Cheyenne Refinery regarding compliance with federal and state environmental requirements. By letters dated October 5, 2012, November 7, 2012, and January 10, 2013, and pursuant to EPA's audit policy to the extent applicable, FR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting requirements, and provisions of a 2009 federal consent decree. By letters dated October 31, 2012, February 6, 2013, June 21, 2013, July 9, 2013 and July 25, 2013, and pursuant to applicable Wyoming audit statutes, FR submitted environmental audit reports to the Wyoming Department of Environmental Quality (“WDEQ”) voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery's state air permit and other environmental regulatory requirements. Additional self-disclosures and follow-up correspondence are anticipated as the audit activities are completed. No further action has been taken by either agency at this time. The Cheyenne Refinery also has four outstanding Notices of Violations issued in 2010, 2011 and 2013 that are subject to ongoing settlement negotiations with the WDEQ. Additional air, water and waste audits are ongoing or planned for the Cheyenne Refinery for 2013.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed in our 2012 Form 10-K and March 31, 2013 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Table of Content

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2013 (1) (2)	221,638	$48.97	—	$494,399,956
May 2013 (1)	1,173,220	$49.29	1,093,220	$440,567,787
June 2013	1,870,852	$45.00	1,870,852	$356,373,568
Total for April to June 2013	3,265,710		2,964,072

(1) April and May 2013 include 220,000 shares and 80,000 shares, respectively, not purchased under our approved stock repurchase program, but rather pursuant to separate authority from our Board of Directors. These repurchases were made in the open market.

(2) April 2013 includes 1,638 shares withheld from certain executives and employees under the terms of our share-based compensation unit agreements to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

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

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 8, 2013	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2013	/s/ J. W. Gann, Jr.
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

10.1
Transportation Services Agreement, dated July 16, 2013, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 22, 2013, File No. 1-03876).

10.2
Eighth Amended and Restated Omnibus Agreement, dated July 16, 2013, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 22, 2013, File No. 1-03876).

10.3*
Second Amended and Restated Crude Pipeline and Tankage Agreement, dated July 16, 2013, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P., HEP Pipeline, LLC and HEP Woods Cross, L.L.C.

10.4*	Refined Products Purchase Agreement, dated December 1, 2009, by and between Holly Refining & Marketing - Tulsa LLC and Sinclair Tulsa Refining Company.

10.5*	First Amendment to Refined Products Purchase Agreement, dated May 17, 2010, by and between Holly Refining & Marketing - Tulsa and Sinclair Tulsa Refining Company.

10.6*	Second Amendment to Refined Products Purchase Agreement, dated December 19, 2011, by and between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation.

10.7*	Third Amendment to Refined Products Purchase Agreement, dated June 1, 2012, by and between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.