Form 10-Q
period 2013-09-30
HollyFrontier Corp
filed 2013-11-07
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
199,022,042 shares of Common Stock, par value $.01 per share, were outstanding on October 31, 2013.

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

“Aromatic oil” is long chain oil that is highly aromatic in nature and is used to manufacture tires and industrial rubber products and in the production of specialty asphalt.

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

“LPG” means liquid petroleum gases.

“Lubricant” or “lube” means a solvent neutral paraffinic product used in commercial heavy duty engine oils, passenger car oils and specialty products for industrial applications such as heat transfer, metalworking, rubber and other general process oil.

“MSAT2” means Control of Hazardous Air Pollutants from Mobile Sources, a rule issued by the U.S. Environmental Protection Agency to reduce hazardous emissions from motor vehicles and motor vehicle fuels.

Table of Content

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

“WTS” means West Texas Sour, a medium sour crude oil.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $11,220 and $5,237, respectively)	$1,294,484	$1,757,699
Marketable securities	656,749	630,586
Accounts receivable: Product and transportation (HEP: $35,876 and $38,097, respectively)	676,797	587,728
Crude oil resales	78,875	46,502
	755,672	634,230
Inventories: Crude oil and refined products	1,461,310	1,238,678
Materials, supplies and other (HEP: $1,638 and $1,259, respectively)	86,863	80,954
	1,548,173	1,319,632
Income taxes receivable	74,287	74,957
Prepayments and other (HEP: $2,701 and $2,360, respectively)	80,770	53,161
Total current assets	4,410,135	4,470,265

Properties, plants and equipment, at cost (HEP: $1,177,772 and $1,155,710, respectively)	4,207,876	3,943,114
Less accumulated depreciation (HEP: $(179,215) and $(141,154), respectively)	(895,621)	(748,414)
	3,312,255	3,194,700
Marketable securities (long-term)	5,415	5,116
Other assets: Turnaround costs	257,086	151,764
Goodwill (HEP: $288,991 and $288,991, respectively)	2,338,302	2,338,302
Intangibles and other (HEP: $74,385 and $76,300, respectively)	175,451	168,850
	2,770,839	2,658,916
Total assets	$10,498,644	$10,328,997

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $13,001 and $12,030, respectively)	$1,615,970	$1,314,151
Accrued liabilities (HEP: $22,324 and $23,705, respectively)	144,038	195,077
Deferred income tax liabilities	133,940	145,216
Total current liabilities	1,893,948	1,654,444

Long-term debt (HEP: $809,391 and $864,673, respectively)	999,884	1,336,238
Deferred income taxes (HEP: $5,287 and $4,951, respectively)	658,143	536,670
Other long-term liabilities (HEP: $33,139 and $28,683, respectively)	150,519	158,987

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of September 30, 2013 and December 31, 2012	2,560	2,560
Additional capital	3,991,159	3,911,353
Retained earnings	3,241,694	3,054,769
Accumulated other comprehensive income (loss)	36,174	(8,425)
Common stock held in treasury, at cost – 56,516,027 and 52,411,370 shares as of September 30, 2013 and December 31, 2012, respectively	(1,097,428)	(907,303)
Total HollyFrontier stockholders’ equity	6,174,159	6,052,954
Noncontrolling interest	621,991	589,704
Total equity	6,796,150	6,642,658
Total liabilities and equity	$10,498,644	$10,328,997

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2013 and December 31, 2012. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales and other revenues	$5,327,122	$5,204,798	$15,333,759	$14,943,217
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,809,990	3,898,736	13,059,333	11,767,417
Operating expenses (exclusive of depreciation and amortization)	256,318	233,859	798,959	698,212
General and administrative expenses (exclusive of depreciation and amortization)	28,937	28,787	92,135	88,421
Depreciation and amortization	82,127	65,112	224,381	178,162
Total operating costs and expenses	5,177,372	4,226,494	14,174,808	12,732,212
Income from operations	149,750	978,304	1,158,951	2,211,005
Other income (expense):
Earnings (loss) of equity method investments	159	852	(871)	2,455
Interest income	1,482	2,219	3,791	3,360
Interest expense	(13,954)	(21,103)	(55,068)	(81,360)
Loss on early extinguishment of debt	—	—	(22,109)	—
Gain on sale of marketable equity securities	—	—	—	326
	(12,313)	(18,032)	(74,257)	(75,219)
Income before income taxes	137,437	960,272	1,084,694	2,135,786
Income tax provision:
Current	(10,454)	324,211	339,612	753,018
Deferred	58,982	25,411	47,053	22,728
	48,528	349,622	386,665	775,746
Net income	88,909	610,650	698,029	1,360,040
Less net income attributable to noncontrolling interest	6,619	10,277	25,089	24,472
Net income attributable to HollyFrontier stockholders	$82,290	$600,373	$672,940	$1,335,568
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.41	$2.95	$3.33	$6.46
Diluted	$0.41	$2.94	$3.33	$6.44
Cash dividends declared per common share	$0.80	$1.15	$2.40	$2.40
Average number of common shares outstanding:
Basic	199,098	202,655	201,109	205,768
Diluted	199,509	203,532	201,486	206,654

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$88,909	$610,650	$698,029	$1,360,040
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) on available-for-sale securities	44	(2)	18	189
Reclassification adjustments to net income on sale or maturity of marketable securities	(10)	15	(13)	(392)
Net unrealized gain (loss) on available-for-sale securities	34	13	5	(203)
Hedging instruments:
Change in fair value of cash flow hedging instruments	25,423	(146,437)	42,739	(261,893)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(21,478)	33,830	153	21,925
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	1,274	1,479	3,821
Net unrealized gain (loss) on hedging instruments	4,215	(111,333)	44,371	(236,147)
Settlement of pension plan obligations	—	—	28,986	—
Actuarial loss on post-retirement healthcare plan reclassified to net income upon partial plan settlement	—	—	1,726	—
Pension plan curtailment adjustment	—	—	—	7,102
Other comprehensive income (loss) before income taxes	4,249	(111,320)	75,088	(229,248)
Income tax expense (benefit)	1,946	(43,353)	28,421	(89,383)
Other comprehensive income (loss)	2,303	(67,967)	46,667	(139,865)
Total comprehensive income	91,212	542,683	744,696	1,220,175
Less noncontrolling interest in comprehensive income	5,954	10,406	27,156	25,001
Comprehensive income attributable to HollyFrontier stockholders	$85,258	$532,277	$717,540	$1,195,174

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$698,029	$1,360,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,381	178,162
Distributions in excess of earnings of equity method investments	3,184	169
Loss on early extinguishment of debt attributable to unamortized discount	7,948	—
Gain on sale of marketable equity securities	—	(326)
Deferred income taxes	47,053	22,728
Equity-based compensation expense	25,239	25,399
Change in fair value – derivative instruments	(39,745)	(10,977)
(Increase) decrease in current assets:
Accounts receivable	(110,402)	(29,474)
Inventories	(228,541)	(370,831)
Income taxes receivable	670	53,465
Prepayments and other	18,983	16,690
Increase (decrease) in current liabilities:
Accounts payable	298,916	(96,263)
Income taxes payable	—	110,533
Accrued liabilities	(7,888)	(6,166)
Turnaround expenditures	(170,468)	(74,612)
Other, net	34,804	(6,749)
Net cash provided by operating activities	802,163	1,171,788

Cash flows from investing activities:
Additions to properties, plants and equipment	(255,090)	(178,235)
Additions to properties, plants and equipment – HEP	(31,099)	(29,302)
Acquisition of trucking operations	(11,301)	—
Proceeds from sale of property and equipment	5,802	—
Investment in Sabine Biofuels	(3,000)	(2,000)
Net advances to Sabine Biofuels	(11,040)	—
Purchases of marketable securities	(672,701)	(236,315)
Sales and maturities of marketable securities	646,301	212,216
Net cash used for investing activities	(332,128)	(233,636)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	256,500	523,000
Repayments under credit agreement – HEP	(312,500)	(292,000)
Net proceeds from issuance of senior notes – HEP	—	294,750
Redemption of senior notes – HFC	(286,812)	(205,000)
Redemption premium on early extinguishment of debt	(14,161)	—
Principal tender on senior notes – HEP	—	(185,000)
Proceeds from sale of HEP common units	73,444	—
Proceeds from common unit offerings - HEP	73,444	—
Purchase of treasury stock	(184,947)	(190,307)
Structured stock repurchase arrangement	—	8,620
Contribution from joint venture partner	—	6,000
Dividends	(485,411)	(382,610)
Distributions to noncontrolling interest	(52,835)	(43,749)
Excess tax benefit from equity-based compensation	2,739	16,021
Purchase of units for incentive grants – HEP	(3,379)	(4,919)
Deferred financing costs and other	668	(4,454)
Net cash used for financing activities	(933,250)	(459,648)

Cash and cash equivalents:
Increase (decrease) for the period	(463,215)	478,504
Beginning of period	1,757,699	1,578,904
End of period	$1,294,484	$2,057,408

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67,822	$77,184
Income taxes	$336,588	$622,314

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of September 30, 2013, we:

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

•	owned and operated NK Asphalt Partners (“NK Asphalt”) which operates various asphalt terminals in Arizona and New Mexico;

•	owned a 50% interest in Sabine Biofuels II, LLC (“Sabine Biofuels”), a biodiesel production facility located in Port Arthur, Texas; and

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2013, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and consolidated cash flows for the nine months ended September 30, 2013 and 2012 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 that has been filed with the SEC.

Our results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2013.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.5 million at September 30, 2013 and December 31, 2012.

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

Goodwill: Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually, or more frequently if events or circumstances indicate the possibility of impairment. As of September 30, 2013, there have been no impairments to goodwill.

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

As of September 30, 2013, we owned a 39% interest in HEP, including the 2% general partner interest. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements. All intercompany transactions with HEP are eliminated in our consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 84% of HEP’s total revenues for the nine months ended September 30, 2013. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

HEP has outstanding debt under a senior secured revolving credit agreement and its senior notes. With the exception of the assets of HEP Logistics Holdings, L.P., one of our wholly-owned subsidiaries and HEP’s general partner, HEP’s creditors have no recourse to our assets. Any recourse to HEP’s general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP are not significant. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 9 for a description of HEP’s debt obligations.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2013, these agreements result in minimum annualized payments to HEP of $225.5 million.

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

Sabine Biofuels

We have a 50% ownership interest in Sabine Biofuels, a biofuels production facility that is a VIE. We do not hold a controlling financial interest, nor are we its primary beneficiary. Accordingly, we account for our investment using the equity method of accounting which had a carrying amount of $10.3 million at September 30, 2013 and is classified as a noncurrent asset under “Intangibles and other” in our consolidated balance sheets. Also, we have extended a working capital facility to Sabine Biofuels having an outstanding balance of $15.2 million at September 30, 2013.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and related estimated fair values of our investments in marketable securities, derivative instruments and senior notes at September 30, 2013 and December 31, 2012 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2013
Assets:
Marketable debt securities	$662,164	$662,164	$—	$662,164	$—
NYMEX futures contracts	7,405	7,405	7,405	—	—
Commodity price swaps	84,762	84,762	—	58,450	26,312
HEP interest rate swaps	1,424	1,424	—	1,424	—
Total assets	$755,755	$755,755	$7,405	$722,038	$26,312

Liabilities:
NYMEX futures contracts	$1,934	$1,934	$1,934	$—	$—
Commodity price swaps	79,764	79,764	—	65,106	14,658
HollyFrontier senior notes	155,272	161,062	—	161,062	—
HEP senior notes	444,391	465,375	—	465,375	—
HEP interest rate swaps	1,976	1,976	—	1,976	—
Total liabilities	$683,337	$710,111	$1,934	$693,519	$14,658

December 31, 2012
Assets:
Marketable debt securities	$635,702	$635,702	$—	$635,702	$—
Commodity price swaps	17,383	17,383	—	6,151	11,232
Total assets	$653,085	$653,085	$—	$641,853	$11,232

Liabilities:
NYMEX futures contracts	$5,563	$5,563	$5,563	$—	$—
Commodity price swaps	83,982	83,982	—	39,092	44,890
HollyFrontier senior notes	435,254	470,990	—	470,990	—
HEP senior notes	443,673	484,125	—	484,125	—
HEP interest rate swaps	3,430	3,430	—	3,430	—
Total liabilities	$971,902	$1,048,090	$5,563	$997,637	$44,890

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

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to derivative instruments) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
Level 3 Financial Instruments	2013	2012	2013	2012
	(In thousands)
Asset (liability) balance at beginning of period	$37,126	$119,461	$(33,658)	$31,616
Change in fair value:
Recognized in other comprehensive income	(9,956)	(192,446)	(8,542)	(158,893)
Recognized in cost of products sold	(17,194)	—	30,027	—
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	10,138	44,937	25,454	99,229
Recognized in cost of products sold	(8,460)	—	(1,627)	—
Asset (liability) balance at end of period	$11,654	$(28,048)	$11,654	$(28,048)

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 derivative instruments would result in an estimated fair value change of approximately $1.2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$82,290	$600,373	$672,940	$1,335,568
Participating securities' share in earnings	285	2,657	2,447	5,745
Net income attributable to common shares	$82,005	$597,716	$670,493	$1,329,823
Average number of shares of common stock outstanding	199,098	202,655	201,109	205,768
Effect of dilutive variable restricted shares and performance share units (1)	411	877	377	886
Average number of shares of common stock outstanding assuming dilution	199,509	203,532	201,486	206,654
Basic earnings per share	$0.41	$2.95	$3.33	$6.46
Diluted earnings per share	$0.41	$2.94	$3.33	$6.44

(1) Excludes anti-dilutive restricted and performance share units of:	251	—	1	3

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 5:	Stock-Based Compensation

As of September 30, 2013, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $7.3 million for both the three months ended September 30, 2013 and 2012, and $22.6 million and $23.2 million for the nine months ended September 30, 2013 and 2012, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.7 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $2.6 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the nine months ended September 30, 2013 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013 (non-vested)	843,527	$34.52
Granted	33,181	46.09
Vesting (transfer/conversion to common stock)	(125,600)	23.53
Forfeited	(14,661)	35.78
Outstanding at September 30, 2013 (non-vested)	736,447	$36.89	$31,012

For the nine months ended September 30, 2013, 125,600 restricted stock and restricted stock units vested having a grant date fair value of $3.0 million. As of September 30, 2013, there was $8.3 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.0 years.

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

The fair value of performance share unit awards subject to financial performance criteria is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of September 30, 2013, estimated share payouts for outstanding non-vested performance share unit awards ranged from 110% to 170%.

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

A summary of performance share unit activity and changes during the nine months ended September 30, 2013 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2013 (non-vested)	875,574
Granted	528
Vesting and transfer of ownership to recipients	—
Forfeited	(19,382)
Outstanding at September 30, 2013 (non-vested)	856,720

Based on the weighted-average grant date fair value of $35.41 per share, there was $18.4 million of total unrecognized compensation cost related to non-vested performance share units as of September 30, 2013. That cost is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at September 30, 2013 consisted of cash, cash equivalents and investments in marketable debt securities.

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

The following is a summary of our available-for-sale securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
September 30, 2013
Certificates of deposit	$69,756	$16	$(4)	$69,768
Commercial paper	40,237	10	—	40,247
Corporate debt securities	66,791	8	(16)	66,783
State and political subdivisions debt securities	485,394	34	(62)	485,366
Total marketable securities	$662,178	$68	$(82)	$662,164

December 31, 2012
Certificates of deposit	$82,791	$14	$(6)	$82,799
Commercial paper	45,737	17	—	45,754
Corporate debt securities	49,587	2	(30)	49,559
State and political subdivisions debt securities	457,615	26	(51)	457,590
Total marketable securities	$635,730	$59	$(87)	$635,702

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest income recognized on our marketable debt securities was $0.5 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $1.6 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7:	Inventories

Inventory consists of the following components:

	September 30, 2013	December 31, 2012
	(In thousands)
Crude oil	$576,672	$502,978
Other raw materials and unfinished products(1)	190,635	150,090
Finished products(2)	694,003	585,610
Process chemicals(3)	5,682	3,514
Repairs and maintenance supplies and other	81,181	77,440
Total inventory	$1,548,173	$1,319,632

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

NOTE 8:	Environmental

We expensed $1.1 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, and $1.9 million and $16.9 million for the nine months ended September 30, 2013 and 2012, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $82.7 million and $88.9 million at September 30, 2013 and December 31, 2012, respectively, of which $65.0 million and $72.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement that matures in July 2016 (the “HollyFrontier Credit Agreement”) and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivable and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At September 30, 2013, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $28.9 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $550 million senior secured revolving credit facility that matures in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At September 30, 2013, HEP was in compliance with all of its covenants, had outstanding borrowings of $365.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our consolidated balance sheets). Indebtedness under the HEP Credit Agreement involves recourse to HEP Logistics Holdings, L.P., its general partner, and is guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP are not significant. HEP’s creditors have no other recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HollyFrontier Senior Notes
Our 6.875% senior notes ($150 million principal amount maturing November 2018) (the “HollyFrontier Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. Additionally, we have certain redemption rights under the HollyFrontier Senior Notes.

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of September 30, 2013, the HollyFrontier Senior Notes were rated investment grade (BBB-) by Standard & Poor's. In October 2013, Moody's also upgraded the HollyFrontier Senior Notes to investment grade (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
9.875% Senior Notes
Principal	$—	$286,812
Unamortized discount	—	(7,468)
	—	279,344
6.875% Senior Notes
Principal	150,000	150,000
Unamortized premium	5,272	5,910
	155,272	155,910
Financing Obligation	35,221	36,311

Total HollyFrontier long-term debt	190,493	471,565

HEP Credit Agreement	365,000	421,000

HEP 8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,373)	(1,602)
	148,627	148,398
HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,236)	(4,725)
	295,764	295,275

Total HEP long-term debt	809,391	864,673

Total long-term debt	$999,884	$1,336,238

We capitalized interest attributable to construction projects of $2.8 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively, and $9.2 million and $6.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended September 30, 2013
Commodity price swaps
Change in fair value	$27,049	Sales and other revenues	$(10,138)	Sales and other revenues	$1,949
Gain reclassified to earnings due to settlements	(22,007)	Cost of products sold	32,874	Cost of products sold	(962)
Amortization of discontinued hedge reclassified to earnings	270	Operating expenses	(999)	Operating expenses	259
Total	$5,312		$21,737		$1,246

Three Months Ended September 30, 2012
Commodity price swaps
Change in fair value	$(144,635)	Sales and other revenues	$(44,936)	Sales and other revenues	$(3,531)
Loss reclassified to earnings due to settlements	33,409	Cost of products sold	11,527	Cost of products sold	6,208
Total	$(111,226)		$(33,409)		$2,677

Nine Months Ended September 30, 2013
Commodity price swaps
Change in fair value	$41,410	Sales and other revenues	$(25,454)	Sales and other revenues	$2,143
Gain reclassified to earnings due to settlements	(1,396)	Cost of products sold	28,271	Cost of products sold	730
Amortization of discontinued hedge reclassified to earnings	630	Operating expenses	(2,051)	Operating expenses	—
Total	$40,644		$766		$2,873

Nine Months Ended September 30, 2012
Commodity price swaps
Change in fair value	$(257,711)	Sales and other revenues	$(99,228)	Sales and other revenues	$(1,876)
Loss reclassified to earnings due to settlements	20,986	Cost of products sold	78,242	Cost of products sold	(109)
Total	$(236,725)		$(20,986)		$(1,985)

As of September 30, 2013, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2013	2014	2015	2016	2017	Unit of Measure

Commodity Price Swaps:
Natural gas - long	40,800,000	2,400,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	11,610,500	2,668,000	8,942,500	—	—	—	Barrels
Ultra-low sulfur diesel - short	11,610,500	2,668,000	8,942,500	—	—	—	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In the first quarter of 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 40,800,000 MMBTU's to be purchased ratably through 2017. As of September 30, 2013, we have an unrealized loss of $4.6 million classified as AOCI that relates to the application of hedge accounting prior to dedesignation that will be amortized as a charge to operating expenses as the contracts mature.

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss) Recognized in Income	2013	2012	2013	2012
	(In thousands)
Cost of products sold	$(29,515)	$19,869	$5,916	$55,738
Operating expenses	(157)	604	(5,458)	446
Total	$(29,672)	$20,473	$458	$56,184

As of September 30, 2013, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2013	2014	2015	2016	2017	Unit of Measure

Commodity price swap (WCS spread) - long	3,801,500	1,794,000	2,007,500	—	—	—	Barrels
Commodity price swap (WTS spread) - long	736,000	736,000	—	—	—	—	Barrels
Commodity price swap (natural gas) - long	40,800,000	2,400,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	40,800,000	2,400,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	2,536,000	2,139,000	397,000	—	—	—	Barrels

Interest Rate Risk Management

HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2013, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.25% as of September 30, 2013, which equaled an effective interest rate of 3.24%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of September 30, 2013, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under cash flow hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended September 30, 2013
Interest rate swaps
Change in fair value	$(1,626)
Loss reclassified to earnings due to settlements	529	Interest expense	$(529)
Total	$(1,097)		$(529)

Three Months Ended September 30, 2012
Interest rate swaps
Change in fair value	$(1,802)
Loss reclassified to earnings due to settlements	421
Amortization of discontinued hedge reclassified to earnings	1,274	Interest expense	$(1,695)
Total	$(107)		$(1,695)

Nine Months Ended September 30, 2013
Interest rate swaps
Change in fair value	$1,329
Loss reclassified to earnings due to settlements	1,549
Amortization of discontinued hedge reclassified to earnings	849	Interest expense	$(2,398)
Total	$3,727		$(2,398)

Nine Months Ended September 30, 2012
Interest rate swaps
Change in fair value	$(4,182)
Loss reclassified to earnings due to settlements	939
Amortization of discontinued hedge reclassified to earnings	3,821	Interest expense	$(4,760)
Total	$578		$(4,760)

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2013
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$51,593	$(7,207)	$44,386	$16,724	$—	$16,724
Interest rate swap contracts	1,424	—	1,424	1,976	—	1,976
	$53,017	$(7,207)	$45,810	$18,700	$—	$18,700

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$986	$(5,642)	$(4,656)	$28,238	$(10,230)	$18,008
NYMEX futures contracts	7,405	(1,934)	5,471	—	—	—
	$8,391	$(7,576)	$815	$28,238	$(10,230)	$18,008

Total net balance			$46,625			$36,708

Balance sheet classification:	Prepayment and other		$45,201	Accrued liabilities		$12,779
	Intangibles and other		1,424	Other long-term liabilities		23,929
			$46,625			$36,708

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2012
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$37,828	$(17,383)	$20,445
Interest rate swap contracts	—	—	—	3,430	—	3,430
	$—	$—	$—	$41,258	$(17,383)	$23,875

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$46,154	$—	$46,154
NYMEX futures contracts	—	—	—	5,563	—	5,563
	$—	$—	$—	$51,717	$—	$51,717

Total net balance			$—			$75,592

Balance sheet classification:				Accrued liabilities		$62,388
				Other long-term liabilities		13,204
						$75,592

At September 30, 2013, we had a pre-tax net unrealized gain of $20.5 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of $37.0 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 11:	Equity

Changes to equity during the nine months ended September 30, 2013 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2012	$6,052,954	$589,704	$6,642,658
Net income	672,940	25,089	698,029
Dividends	(486,015)	—	(486,015)
Distributions to noncontrolling interest holders	—	(52,835)	(52,835)
Other comprehensive income, net of tax	44,599	2,068	46,667
Allocated equity on HEP common unit issuances, net of tax	54,011	58,702	112,713
Equity-based compensation	22,597	2,642	25,239
Excess tax benefit attributable to equity-based compensation	2,739	—	2,739
Purchase of treasury stock (1)	(189,666)	—	(189,666)
Purchase of HEP units for restricted grants	—	(3,379)	(3,379)
Balance at September 30, 2013	$6,174,159	$621,991	$6,796,150

(1)	Includes 44,233 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

We have a Board approved repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2013, we had remaining authorization to repurchase up to $331.5 million under this stock repurchase program.

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2013
Unrealized gain, net of reclassifications from sale or maturity, on available-for-sale securities	$34	$13	$21
Unrealized gain on hedging activities	4,215	1,933	2,282
Other comprehensive income	4,249	1,946	2,303
Less other comprehensive loss attributable to noncontrolling interest	(665)	—	(665)
Other comprehensive income attributable to HollyFrontier stockholders	$4,914	$1,946	$2,968

Three Months Ended September 30, 2012
Unrealized gain, net of reclassifications from sale or maturity, on available-for-sale securities	$13	$6	$7
Unrealized loss on hedging activities	(111,333)	(43,359)	(67,974)
Other comprehensive loss	(111,320)	(43,353)	(67,967)
Less other comprehensive income attributable to noncontrolling interest	129	—	129
Other comprehensive loss attributable to HollyFrontier stockholders	$(111,449)	$(43,353)	$(68,096)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Nine Months Ended September 30, 2013
Unrealized gain, net of reclassifications from sale or maturity, on available-for-sale securities	$5	$2	$3
Unrealized gain on hedging activities	44,371	16,473	27,898
Actuarial loss on retirement pension plan reclassified to net income upon partial plan settlement	28,986	11,275	17,711
Actuarial loss on post-retirement healthcare plan reclassified to net income upon partial plan settlement	1,726	671	1,055
Other comprehensive income	75,088	28,421	46,667
Less other comprehensive income attributable to noncontrolling interest	2,068	—	2,068
Other comprehensive income attributable to HollyFrontier stockholders	$73,020	$28,421	$44,599

Nine Months Ended September 30, 2012
Unrealized loss, net of reclassifications from sale or maturity, on available-for-sale securities	$(203)	$(78)	$(125)
Unrealized loss on hedging activities	(236,147)	(92,068)	(144,079)
Pension plan curtailment	7,102	2,763	4,339
Other comprehensive loss	(229,248)	(89,383)	(139,865)
Less other comprehensive income attributable to noncontrolling interest	529	—	529
Other comprehensive loss attributable to HollyFrontier stockholders	$(229,777)	$(89,383)	$(140,394)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Securities available-for-sale	$10	$13	Interest income
	4	5	Income tax expense
	6	8	Net of tax

Hedging instruments:
Commodity price swaps	(10,138)	(25,454)	Sales and other revenues
	32,874	28,271	Cost of products sold
	(999)	(2,051)	Operating expenses
Interest rate swaps	(529)	(2,398)	Interest expense
	21,208	(1,632)
	8,375	(69)	Income tax expense (benefit)
	12,833	(1,563)	Net of tax
	321	1,453	Noncontrolling interest
	13,154	(110)	Net of tax and noncontrolling interest

Pension obligation	—	(2,460)	Cost of products sold
	—	(23,260)	Operating expenses
	—	(3,266)	General and administrative expenses
	—	(28,986)
	—	(11,275)	Income tax benefit
	—	(17,711)	Net of tax

Retiree medical obligation	—	(84)	Cost of products sold
	—	(1,549)	Operating expenses
	—	(93)	General and administrative expenses
	—	(1,726)
	—	(671)	Income tax benefit
	—	(1,055)	Net of tax

Total reclassifications for the period	$13,160	$(18,868)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Securities available-for-sale	$(15)	$66	Interest income
	—	326	Gain on sale of marketable equity securities
	(15)	392
	(6)	152	Income tax expense (benefit)
	(9)	240	Net of tax

Hedging instruments
Commodity price swaps	(44,936)	(99,228)	Sales and other revenues
	11,527	78,242	Cost of products sold
Interest rate swaps	(1,695)	(4,760)	Interest expense
	(35,104)	(25,746)
	(13,293)	(8,958)	Income tax benefit
	(21,811)	(16,788)	Net of tax
	932	2,717	Noncontrolling interest
	(20,879)	(14,071)	Net of tax and noncontrolling interest

Total reclassifications for the period	$(20,888)	$(13,831)

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	September 30, 2013	December 31, 2012
	(In thousands)
Pension obligation	$(6,262)	$(23,973)
Retiree medical obligation	29,660	28,605
Unrealized loss on available-for-sale securities	(4)	(7)
Unrealized gain (loss) on hedging activities, net of noncontrolling interest	12,780	(13,050)
Accumulated other comprehensive income (loss)	$36,174	$(8,425)

NOTE 13:	Retirement Plan

We previously sponsored a non-contributory defined benefit retirement plan that covered certain employees and was fully frozen prior to 2013. In 2012, our Compensation Committee, pursuant to authority delegated to it by the Board of Directors, approved the termination of the HollyFrontier Corporation Pension Plan (the “Plan”). In June 2013, we made contributions of $22.7 million to the Plan.

Our contribution to the Plan in the second quarter of 2013 was sufficient for the Plan to settle its obligations to all participants including the premium paid to the non-participating annuity provider; however, the contract with this annuity provider was not executed as of September 30, 2013. In the second quarter of 2013, we recognized a pre-tax pension settlement charge of $30.9 million, of which $29.0 million was reclassified out of accumulated other comprehensive income, representing the irrevocable portion of our obligation. The Plan finalized the contract terms with the annuity provider in October 2013, and we will record an additional pre-tax charge of $8.6 million, which includes the remaining pension loss recorded in accumulated other comprehensive income in the fourth quarter of 2013.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The net periodic pension expense consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost – benefit earned during the period	$—	$—	$—	$679
Interest cost on projected benefit obligations	—	955	1,797	3,007
Expected return on plan assets	—	(950)	(92)	(2,849)
Amortization of prior service cost	—	—	—	67
Amortization of net loss	—	415	1,386	1,518
Curtailment	—	—	—	899
Settlement	—	—	30,893	—
Net periodic pension expense	$—	$420	$33,984	$3,321

In 2012, we established a program for plan participants whose benefits pursuant to the defined benefit plan were frozen. The program provides for payments after year-end for three years (beginning with 2012) provided the employee is employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs associated with transition to the new defined contribution plan were $2.7 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively, and $8.5 million and $10.1 million, for the nine months ended September 30, 2013 and 2012, respectively.

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit expense of this plan consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost – benefit earned during the period	$278	$475	$834	$1,425
Interest cost on projected benefit obligations	159	875	477	2,625
Amortization of prior service credit	(1,474)	(550)	(4,422)	(1,650)
Amortization of net loss	31	75	93	225
Actuarial loss on post-retirement healthcare plan reclassified to net income upon partial plan settlement	—	—	1,726	—
Net periodic pension expense (credit)	$(1,006)	$875	$(1,292)	$2,625

In the first quarter of 2013, we settled a portion of our post-retirement medical obligation, at which time we reclassified a $1.7 million pretax loss out of accumulated other comprehensive income that was recognized as a charge to net income.

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

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2013
Sales and other revenues	$5,314,954	$77,625	$257	$(65,714)	$5,327,122
Depreciation and amortization	$61,553	$19,042	$1,739	$(207)	$82,127
Income (loss) from operations	$144,508	$34,481	$(28,701)	$(538)	$149,750
Capital expenditures	$92,918	$14,238	$8,230	$—	$115,386

Three Months Ended September 30, 2012
Sales and other revenues	$5,192,649	$72,570	$352	$(60,773)	$5,204,798
Depreciation and amortization	$47,555	$12,971	$4,793	$(207)	$65,112
Income (loss) from operations	$973,837	$36,876	$(31,861)	$(548)	$978,304
Capital expenditures	$70,069	$5,683	$3,765	$—	$79,517

Nine Months Ended September 30, 2013
Sales and other revenues	$15,294,261	$229,230	$1,054	$(190,786)	$15,333,759
Depreciation and amortization	$172,166	$48,410	$4,426	$(621)	$224,381
Income (loss) from operations	$1,145,487	$102,347	$(87,319)	$(1,564)	$1,158,951
Capital expenditures	$231,416	$31,099	$23,674	$—	$286,189

Nine Months Ended September 30, 2012
Sales and other revenues	$14,908,033	$207,250	$653	$(172,719)	$14,943,217
Depreciation and amortization	$133,087	$38,683	$7,013	$(621)	$178,162
Income (loss) from operations	$2,200,564	$100,918	$(88,889)	$(1,588)	$2,211,005
Capital expenditures	$171,865	$29,302	$6,370	$—	$207,537

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
September 30, 2013
Cash, cash equivalents and investments in marketable securities	$40	$11,220	$1,945,388	$—	$1,956,648
Total assets	$7,285,965	$1,413,368	$2,129,518	$(330,207)	$10,498,644
Long-term debt	$—	$809,391	$205,943	$(15,450)	$999,884

December 31, 2012
Cash, cash equivalents and investments in marketable securities	$2,101	$5,237	$2,386,063	$—	$2,393,401
Total assets	$6,702,872	$1,426,800	$2,531,967	$(332,642)	$10,328,997
Long-term debt	$—	$864,673	$487,472	$(15,907)	$1,336,238

HEP segment revenues from external customers were $12.2 million and $11.9 million for the three months ended September 30, 2013 and 2012, respectively, and $37.1 million and $34.7 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 39% ownership interest at September 30, 2013, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,283,263	$—	$1	$—	$1,283,264	$11,220	$—	$1,294,484
Marketable securities	656,739	10	—	—	656,749	—	—	656,749
Accounts receivable, net	5,381	741,421	15,816	—	762,618	35,876	(42,822)	755,672
Intercompany accounts receivable (payable)	(1,393,289)	1,097,290	295,999	—	—	—	—	—
Inventories	—	1,546,535	—	—	1,546,535	1,638	—	1,548,173
Income taxes receivable	74,287	—	—	—	74,287	—	—	74,287
Prepayments and other	7,814	78,318	—	—	86,132	2,701	(8,063)	80,770
Total current assets	634,195	3,463,574	311,816	—	4,409,585	51,435	(50,885)	4,410,135
Properties, plants and equip, net	28,187	2,563,268	—	—	2,591,455	998,557	(277,757)	3,312,255
Marketable securities (long-term)	5,415	—	—	—	5,415	—	—	5,415
Investment in subsidiaries	6,563,916	207,555	—	(6,771,471)	—	—	—	—
Intangibles and other assets	16,045	2,392,983	25,000	(25,000)	2,409,028	363,376	(1,565)	2,770,839
Total assets	$7,247,758	$8,627,380	$336,816	$(6,796,471)	$9,415,483	$1,413,368	$(330,207)	$10,498,644

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,669	$1,627,317	$1,799	$—	$1,637,785	$13,001	$(34,816)	$1,615,970
Accrued liabilities	58,450	70,121	1,206	—	129,777	22,324	(8,063)	144,038
Deferred income tax liabilities	133,940	—	—	—	133,940	—	—	133,940
Total current liabilities	201,059	1,697,438	3,005	—	1,901,502	35,325	(42,879)	1,893,948
Long-term debt	180,272	35,221	—	(25,000)	190,493	809,391	—	999,884
Liability to HEP	—	248,602	—	—	248,602	—	(248,602)	—
Deferred income tax liabilities	652,856	—	—	—	652,856	5,287	—	658,143
Other long-term liabilities	37,886	82,203	—	—	120,089	33,139	(2,709)	150,519
Investment in HEP	—	—	126,256	—	126,256	—	(126,256)	—
Equity – HollyFrontier	6,175,685	6,563,916	207,555	(6,771,471)	6,175,685	432,081	(433,607)	6,174,159
Equity – noncontrolling interest	—	—	—	—	—	98,145	523,846	621,991
Total liabilities and equity	$7,247,758	$8,627,380	$336,816	$(6,796,471)	$9,415,483	$1,413,368	$(330,207)	$10,498,644

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,748,808	$3,652	$2	$—	$1,752,462	$5,237	$—	$1,757,699
Marketable securities	630,579	7	—	—	630,586	—	—	630,586
Accounts receivable, net	4,788	627,262	—	—	632,050	38,097	(35,917)	634,230
Intercompany accounts receivable (payable)	(546,655)	285,291	261,364	—	—	—	—	—
Inventories	—	1,318,373	—	—	1,318,373	1,259	—	1,319,632
Income taxes receivable	74,957	—	—	—	74,957	—	—	74,957
Prepayments and other	21,867	34,667	—	—	56,534	2,360	(5,733)	53,161
Total current assets	1,934,344	2,269,252	261,366	—	4,464,962	46,953	(41,650)	4,470,265
Properties, plants and equip, net	24,209	2,444,398	—	—	2,468,607	1,014,556	(288,463)	3,194,700
Marketable securities (long-term)	5,116	—	—	—	5,116	—	—	5,116
Investment in subsidiaries	5,251,396	74,120	—	(5,325,516)	—	—	—	—
Intangibles and other assets	11,825	2,284,329	25,000	(25,000)	2,296,154	365,291	(2,529)	2,658,916
Total assets	$7,226,890	$7,072,099	$286,366	$(5,350,516)	$9,234,839	$1,426,800	$(332,642)	$10,328,997

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,941	$1,336,097	$—	$—	$1,338,038	$12,030	$(35,917)	$1,314,151
Accrued liabilities	71,226	105,298	581	—	177,105	23,705	(5,733)	195,077
Deferred income tax liabilities	145,225	—	(9)	—	145,216	—	—	145,216
Total current liabilities	218,392	1,441,395	572	—	1,660,359	35,735	(41,650)	1,654,444
Long-term debt	460,254	36,311	—	(25,000)	471,565	864,673	—	1,336,238
Liability to HEP	—	257,777	—	—	257,777	—	(257,777)	—
Deferred income tax liabilities	530,544	—	1,175	—	531,719	—	4,951	536,670
Other long-term liabilities	48,757	85,220	—	—	133,977	28,683	(3,673)	158,987
Investment in HEP	—	—	210,499	—	210,499	—	(210,499)	—
Equity – HollyFrontier	5,968,943	5,251,396	74,120	(5,325,516)	5,968,943	382,207	(298,196)	6,052,954
Equity – noncontrolling interest	—	—	—	—	—	115,502	474,202	589,704
Total liabilities and equity	$7,226,890	$7,072,099	$286,366	$(5,350,516)	$9,234,839	$1,426,800	$(332,642)	$10,328,997

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$146	$5,315,037	$28	$—	$5,315,211	$77,625	$(65,714)	$5,327,122
Operating costs and expenses:
Cost of products sold	—	4,874,603	—	—	4,874,603	—	(64,613)	4,809,990
Operating expenses	—	234,987	—	—	234,987	21,687	(356)	256,318
General and administrative	25,995	422	105	—	26,522	2,415	—	28,937
Depreciation and amortization	1,496	65,195	—	—	66,691	19,042	(3,606)	82,127
Total operating costs and expenses	27,491	5,175,207	105	—	5,202,803	43,144	(68,575)	5,177,372
Income (loss) from operations	(27,345)	139,830	(77)	—	112,408	34,481	2,861	149,750
Other income (expense):
Earnings (loss) of equity method investments	158,437	16,207	16,822	(175,320)	16,146	835	(16,822)	159
Interest income (expense)	(782)	2,400	138	—	1,756	(11,812)	(2,416)	(12,472)
	157,655	18,607	16,960	(175,320)	17,902	(10,977)	(19,238)	(12,313)
Income before income taxes	130,310	158,437	16,883	(175,320)	130,310	23,504	(16,377)	137,437
Income tax provision	48,488	—	—	—	48,488	40	—	48,528
Net income	81,822	158,437	16,883	(175,320)	81,822	23,464	(16,377)	88,909
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,172	5,447	6,619
Net income attributable to HollyFrontier stockholders	$81,822	$158,437	$16,883	$(175,320)	$81,822	$22,292	$(21,824)	$82,290
Comprehensive income attributable to HollyFrontier stockholders	$84,790	$163,317	$16,450	$(179,767)	$84,790	$21,859	$(21,391)	$85,258

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$195	$5,192,770	$36	$—	$5,193,001	$72,570	$(60,773)	$5,204,798
Operating costs and expenses:
Cost of products sold	—	3,958,400	—	—	3,958,400	—	(59,664)	3,898,736
Operating expenses	—	212,890	—	—	212,890	21,323	(354)	233,859
General and administrative	26,723	627	37	—	27,387	1,400	—	28,787
Depreciation and amortization	4,665	51,083	—	—	55,748	12,971	(3,607)	65,112
Total operating costs and expenses	31,388	4,223,000	37	—	4,254,425	35,694	(63,625)	4,226,494
Income (loss) from operations	(31,193)	969,770	(1)	—	938,576	36,876	2,852	978,304
Other income (expense):
Earnings of equity method investments	987,230	15,002	14,866	(1,002,257)	14,841	877	(14,866)	852
Interest income (expense)	(6,747)	2,458	162	—	(4,127)	(12,472)	(2,285)	(18,884)
	980,483	17,460	15,028	(1,002,257)	10,714	(11,595)	(17,151)	(18,032)
Income before income taxes	949,290	987,230	15,027	(1,002,257)	949,290	25,281	(14,299)	960,272
Income tax provision	349,485	—	—	—	349,485	137	—	349,622
Net income	599,805	987,230	15,027	(1,002,257)	599,805	25,144	(14,299)	610,650
Less net income attributable to noncontrolling interest	—	—	—	—	—	582	9,695	10,277
Net income attributable to HollyFrontier stockholders	$599,805	$987,230	$15,027	$(1,002,257)	$599,805	$24,562	$(23,994)	$600,373
Comprehensive income attributable to HollyFrontier stockholders	$531,709	$875,768	$14,791	$(890,559)	$531,709	$24,326	$(23,758)	$532,277

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$777	$15,294,447	$91	$—	$15,295,315	$229,230	$(190,786)	$15,333,759
Operating costs and expenses:
Cost of products sold	—	13,246,883	—	—	13,246,883	—	(187,550)	13,059,333
Operating expenses	—	730,284	—	—	730,284	69,726	(1,051)	798,959
General and administrative	80,368	2,827	193	—	83,388	8,747	—	92,135
Depreciation and amortization	3,822	182,858	—	—	186,680	48,410	(10,709)	224,381
Total operating costs and expenses	84,190	14,162,852	193	—	14,247,235	126,883	(199,310)	14,174,808
Income (loss) from operations	(83,413)	1,131,595	(102)	—	1,048,080	102,347	8,524	1,158,951
Other income (expense):
Earnings (loss) of equity method investments	1,178,587	40,413	43,215	(1,222,109)	40,106	2,238	(43,215)	(871)
Interest income (expense)	(15,459)	6,579	409	—	(8,471)	(35,818)	(6,988)	(51,277)
Loss on early extinguishment of debt	(22,109)	—	—	—	(22,109)	—	—	(22,109)
	1,141,019	46,992	43,624	(1,222,109)	9,526	(33,580)	(50,203)	(74,257)
Income before income taxes	1,057,606	1,178,587	43,522	(1,222,109)	1,057,606	68,767	(41,679)	1,084,694
Income tax provision	386,225	—	—	—	386,225	440	—	386,665
Net income	671,381	1,178,587	43,522	(1,222,109)	671,381	68,327	(41,679)	698,029
Less net income attributable to noncontrolling interest	—	—	—	—	—	5,192	19,897	25,089
Net income attributable to HollyFrontier stockholders	$671,381	$1,178,587	$43,522	$(1,222,109)	$671,381	$63,135	$(61,576)	$672,940
Comprehensive income attributable to HollyFrontier stockholders	$715,981	$1,220,890	$45,181	$(1,266,071)	$715,981	$64,794	$(63,235)	$717,540

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$394	$14,908,154	$138	$—	$14,908,686	$207,250	$(172,719)	$14,943,217
Operating costs and expenses:
Cost of products sold	—	11,937,909	—	—	11,937,909	—	(170,492)	11,767,417
Operating expenses	—	636,506	—	—	636,506	61,724	(18)	698,212
General and administrative	81,147	1,266	83	—	82,496	5,925	—	88,421
Depreciation and amortization	6,644	143,582	—	—	150,226	38,683	(10,747)	178,162
Total operating costs and expenses	87,791	12,719,263	83	—	12,807,137	106,332	(181,257)	12,732,212
Income (loss) from operations	(87,397)	2,188,891	55	—	2,101,549	100,918	8,538	2,211,005
Other income (expense):
Earnings of equity method investments	2,230,920	34,899	34,355	(2,265,866)	34,308	2,502	(34,355)	2,455
Interest income (expense)	(34,194)	6,804	536	—	(26,854)	(44,306)	(6,840)	(78,000)
Gain on sale of marketable equity securities	—	326	—	—	326	—	—	326
	2,196,726	42,029	34,891	(2,265,866)	7,780	(41,804)	(41,195)	(75,219)
Income before income taxes	2,109,329	2,230,920	34,946	(2,265,866)	2,109,329	59,114	(32,657)	2,135,786
Income tax provision	775,459	—	—	—	775,459	287	—	775,746
Net income	1,333,870	2,230,920	34,946	(2,265,866)	1,333,870	58,827	(32,657)	1,360,040
Less net income attributable to noncontrolling interest	—	—	—	—	—	(658)	25,130	24,472
Net income attributable to HollyFrontier stockholders	$1,333,870	$2,230,920	$34,946	$(2,265,866)	$1,333,870	$59,485	$(57,787)	$1,335,568
Comprehensive income attributable to HollyFrontier stockholders	$1,193,476	$1,993,918	$34,995	$(2,028,913)	$1,193,476	$59,534	$(57,836)	$1,195,174

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$464,059	$264,490	$1,498	$730,047	$124,922	$(52,806)	$802,163

Cash flows from investing activities
Additions to properties, plants and equip	(8,056)	(247,034)	—	(255,090)	—	—	(255,090)
Additions to properties, plants and equip – HEP	—	—	—	—	(31,099)	—	(31,099)
Acquisition of trucking operations	—	(11,301)	—	(11,301)	—	—	(11,301)
Proceeds from sale of property and equipment	—	3,321	—	3,321	2,481	—	5,802
Investment in Sabine Biofuels	—	(3,000)	—	(3,000)	—	—	(3,000)
Net advances to Sabine Biofuels	—	(11,040)	—	(11,040)	—	—	(11,040)
Purchases of marketable securities	(672,701)	—	—	(672,701)	—	—	(672,701)
Sales and maturities of marketable securities	646,301	—	—	646,301	—	—	646,301
	(34,456)	(269,054)	—	(303,510)	(28,618)	—	(332,128)
Cash flows from financing activities
Net repayments under credit agreement – HEP	—	—	—	—	(56,000)	—	(56,000)
Redemption of senior notes - HFC	(286,812)	—	—	(286,812)	—	—	(286,812)
Redemption premium on early extinguishment of debt	(14,161)	—	—	(14,161)	—	—	(14,161)
Proceeds from common unit offerings - HEP	73,444	—	—	73,444	73,444	—	146,888
Purchase of treasury stock	(184,947)	—	—	(184,947)	—	—	(184,947)
Contribution from general partner	—	—	(1,499)	(1,499)	1,499	—	—
Dividends	(485,411)	—	—	(485,411)	—	—	(485,411)
Distributions to noncontrolling interest	—	—	—	—	(105,641)	52,806	(52,835)
Excess tax benefit from equity-based compensation	2,739	—	—	2,739	—	—	2,739
Purchase of units for incentive grants - HEP	—	—	—	—	(3,379)	—	(3,379)
Other	—	912	—	912	(244)	—	668
	(895,148)	912	(1,499)	(895,735)	(90,321)	52,806	(933,250)
Cash and cash equivalents
Increase (decrease) for the period	(465,545)	(3,652)	(1)	(469,198)	5,983	—	(463,215)
Beginning of period	1,748,808	3,652	2	1,752,462	5,237	—	1,757,699
End of period	$1,283,263	$—	$1	$1,283,264	$11,220	$—	$1,294,484

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$1,260,731	$(142,743)	$—	$1,117,988	$100,652	$(46,852)	$1,171,788

Cash flows from investing activities:
Additions to properties, plants and equip	(4,993)	(173,242)	—	(178,235)	—	—	(178,235)
Additions to properties, plants and equip – HEP	—	—	—	—	(29,302)	—	(29,302)
Investment in Sabine Biofuels	—	(2,000)	—	(2,000)	—	—	(2,000)
Purchases of marketable securities	(236,315)	—	—	(236,315)	—	—	(236,315)
Sales and maturities of marketable securities	211,286	930	—	212,216	—	—	212,216
	(30,022)	(174,312)	—	(204,334)	(29,302)	—	(233,636)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	231,000	—	231,000
Repayment of promissory notes	—	72,900	—	72,900	(72,900)	—	—
Net proceeds from issuance of senior notes - HEP	—	—	—	—	294,750	—	294,750
Redemption of senior notes - HFC	(205,000)	—	—	(205,000)	—	—	(205,000)
Principal tender on senior notes - HEP	—	—	—	—	(185,000)	—	(185,000)
Purchase of treasury stock	(190,307)	—	—	(190,307)	—	—	(190,307)
Structured stock repurchase arrangement	8,620	—	—	8,620	—	—	8,620
Contribution to HEP	—	(10,286)	—	(10,286)	10,286	—	—
Contribution from joint venture partner	—	—	—	—	6,000	—	6,000
Distribution from HEP upon UNEV transfer	—	260,922	—	260,922	(260,922)	—	—
Dividends	(382,610)	—	—	(382,610)	—	—	(382,610)
Distributions to noncontrolling interest	—	—	—	—	(91,063)	47,314	(43,749)
Excess tax benefit from equity-based compensation	16,021	—	—	16,021	—	—	16,021
Purchase of units for incentive grants - HEP	—	—	—	—	(4,919)	—	(4,919)
Deferred financing costs and other	—	(1,034)	—	(1,034)	(2,958)	(462)	(4,454)
	(753,276)	322,502	—	(430,774)	(75,726)	46,852	(459,648)
Cash and cash equivalents
Increase (decrease) for the period:	477,433	5,447	—	482,880	(4,376)	—	478,504
Beginning of period	1,575,891	(3,358)	2	1,572,535	6,369	—	1,578,904
End of period	$2,053,324	$2,089	$2	$2,055,415	$1,993	$—	$2,057,408

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended September 30, 2013, net income attributable to HollyFrontier stockholders was $82.3 million compared to $600.4 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, net income attributable to HollyFrontier stockholders was $672.9 million compared to $1,335.6 million for the nine months ended September 30, 2012.

Overall gross refining margins per produced product sold decreased 65% and 30% over the respective three and nine months ended September 30, 2012 due principally to significant contraction in WTI to Brent crude differentials as well as lower discounts on heavy sour crudes purchased during the second and third quarters of 2013.

Net income for the nine months ended September 30, 2013, reflect second quarter pension settlement and debt extinguishment charges of $30.9 million and $22.1 million, respectively, and a realized business interruption insurance recovery of $10.6 million resulting in a net combined after-tax charge of $25.9 million to net income. Also affecting current year net income were the effects of planned turnarounds at our El Dorado, Tulsa and Navajo Refineries as well as unplanned downtime incurred at each of our El Dorado and Cheyenne Refineries due to FCC unit issues also during the second quarter of 2013.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). This differential constantly changes and at times can be volatile. While we have experienced wide differentials (with Brent prices in excess of WTI prices) in recent years, which have significantly enhanced our profitability, at the end of the third quarter of 2013, the differential between Brent and WTI narrowed - averaging approximately one-third of the differential experienced during the early part of 2013. Differentials are likely to continue to be volatile in the near term. However, we expect the Brent to WTI differential to reemerge upon completion of additional northern tier pipeline capacity into Cushing, Oklahoma, which we believe will create a surplus of light sweet crude oil on the U.S. Gulf Coast. Ultimately, we believe pipeline tariffs from Cushing to the Gulf Coast plus marine transportation costs to transport product from the Gulf Coast to alternative markets will set the inland - coastal differential.

Table of Content

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency ("EPA") promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. As of September 2013, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements. Recently, due in part to the nation's fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile with the price dramatically increasing due to real or perceived future shortages in RINs. As a result, we expect to continue to experience higher than historical costs to comply with the renewable fuel mandate. In the wholesale markets we serve, we are seeing price adjustments to indicate that the cost of RINs is being largely borne by the consumer at the pump. However, we continue to use various approaches to mitigate our exposure to the increasing cost of RINs, which include additional renewable fuel blending, shifts in our refined product slate and changes in the way we conduct marketing operations. We cannot predict with certainty whether and to what extent we will be successful in mitigating our exposure to increased RINs costs, and anticipate that increased compliance costs may negatively impact our future results of operations.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2013 and 2012 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended September 30,		Change from 2012
	2013	2012	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$5,327,122	$5,204,798	$122,324	2%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,809,990	3,898,736	911,254	23
Operating expenses (exclusive of depreciation and amortization)	256,318	233,859	22,459	10
General and administrative expenses (exclusive of depreciation and amortization)	28,937	28,787	150	1
Depreciation and amortization	82,127	65,112	17,015	26
Total operating costs and expenses	5,177,372	4,226,494	950,878	22
Income from operations	149,750	978,304	(828,554)	(85)
Other income (expense):
Earnings (loss) of equity method investments	159	852	(693)	(81)
Interest income	1,482	2,219	(737)	(33)
Interest expense	(13,954)	(21,103)	7,149	(34)
	(12,313)	(18,032)	5,719	(32)
Income before income taxes	137,437	960,272	(822,835)	(86)
Income tax provision	48,528	349,622	(301,094)	(86)
Net income	88,909	610,650	(521,741)	(85)
Less net income attributable to noncontrolling interest	6,619	10,277	(3,658)	(36)
Net income attributable to HollyFrontier stockholders	$82,290	$600,373	$(518,083)	(86)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.41	$2.95	$(2.54)	(86)%
Diluted	$0.41	$2.94	$(2.53)	(86)%
Cash dividends declared per common share	$0.80	$1.15	$(0.35)	(30)%
Average number of common shares outstanding:
Basic	199,098	202,655	(3,557)	(2)%
Diluted	199,509	203,532	(4,023)	(2)%

Table of Content

	Nine Months Ended September 30,		Change from 2012
	2013	2012	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$15,333,759	$14,943,217	$390,542	3%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	13,059,333	11,767,417	1,291,916	11
Operating expenses (exclusive of depreciation and amortization)	798,959	698,212	100,747	14
General and administrative expenses (exclusive of depreciation and amortization)	92,135	88,421	3,714	4
Depreciation and amortization	224,381	178,162	46,219	26
Total operating costs and expenses	14,174,808	12,732,212	1,442,596	11
Income from operations	1,158,951	2,211,005	(1,052,054)	(48)
Other income (expense):
Earnings (loss) of equity method investments	(871)	2,455	(3,326)	(135)
Interest income	3,791	3,360	431	13
Interest expense	(55,068)	(81,360)	26,292	(32)
Loss on early extinguishment of debt	(22,109)	—	(22,109)	—
Gain on sale of marketable securities	—	326	(326)	(100)
	(74,257)	(75,219)	962	(1)
Income before income taxes	1,084,694	2,135,786	(1,051,092)	(49)
Income tax provision	386,665	775,746	(389,081)	(50)
Net income	698,029	1,360,040	(662,011)	(49)
Less net income attributable to noncontrolling interest	25,089	24,472	617	3
Net income attributable to HollyFrontier stockholders	$672,940	$1,335,568	$(662,628)	(50)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.33	$6.46	$(3.13)	(48)%
Diluted	$3.33	$6.44	$(3.11)	(48)%
Cash dividends declared per common share	$2.40	$2.40	$—	—%
Average number of common shares outstanding:
Basic	201,109	205,768	(4,659)	(2)%
Diluted	201,486	206,654	(5,168)	(3)%

Balance Sheet Data

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Cash, cash equivalents and investments in marketable securities	$1,956,648	$2,393,401
Working capital	$2,516,187	$2,815,821
Total assets	$10,498,644	$10,328,997
Long-term debt	$999,884	$1,336,238
Total equity	$6,796,150	$6,642,658

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net cash provided by operating activities	$350,648	$742,285	$802,163	$1,171,788
Net cash used for investing activities	$(151,035)	$(89,183)	$(332,128)	$(233,636)
Net cash provided by (used for) financing activities	$(254,549)	$32,108	$(933,250)	$(459,648)
Capital expenditures	$115,386	$79,517	$286,189	$207,537
EBITDA (1)	$225,417	$1,033,991	$1,357,372	$2,367,476

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	248,130	256,850	231,490	252,110
Refinery throughput (BPD) (2)	264,900	278,990	252,630	270,380
Refinery production (BPD) (3)	257,410	268,310	246,120	262,830
Sales of produced refined products (BPD)	261,270	246,360	239,080	249,320
Sales of refined products (BPD) (4)	274,350	248,690	263,430	253,050
Refinery utilization (5)	95.4%	98.8%	89.0%	97.0%

Average per produced barrel (6)
Net sales	$120.09	$121.83	$118.30	$120.19
Cost of products (7)	107.61	92.84	99.89	96.49
Refinery gross margin	12.48	28.99	18.41	23.70
Refinery operating expenses (8)	4.93	4.71	5.59	4.72
Net operating margin	$7.55	$24.28	$12.82	$18.98

Refinery operating expenses per throughput barrel (9)	$4.86	$4.16	$5.29	$4.35

Feedstocks:
Sweet crude oil	71%	69%	72%	70%
Sour crude oil	8%	9%	5%	8%
Heavy sour crude oil	15%	14%	15%	15%
Other feedstocks and blends	6%	8%	8%	7%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	47%	50%	46%	47%
Diesel fuels	33%	26%	32%	29%
Jet fuels	6%	10%	8%	10%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	2%	3%	2%
Lubricants	4%	5%	4%	5%
LPG and other	6%	6%	6%	6%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	100,950	101,480	92,470	91,890
Refinery throughput (BPD) (2)	110,380	110,080	102,010	100,558
Refinery production (BPD) (3)	107,770	108,810	98,910	98,980
Sales of produced refined products (BPD)	108,420	106,370	96,940	97,470
Sales of refined products (BPD) (4)	112,660	110,760	107,490	102,450
Refinery utilization (5)	101.0%	101.5%	92.5%	91.9%

Average per produced barrel (6)
Net sales	$119.68	$122.16	$119.23	$123.64
Cost of products (7)	113.17	92.26	103.96	97.37
Refinery gross margin	6.51	29.90	15.27	26.27
Refinery operating expenses (8)	5.15	5.14	5.84	5.57
Net operating margin	$1.36	$24.76	$9.43	$20.70

Refinery operating expenses per throughput barrel (9)	$5.06	$4.97	$5.55	$5.40

Feedstocks:
Sweet crude oil	13%	2%	8%	2%
Sour crude oil	69%	75%	72%	78%
Heavy sour crude oil	10%	16%	11%	11%
Other feedstocks and blends	8%	7%	9%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	52%	50%	52%
Diesel fuels	40%	36%	39%	37%
Fuel oil	6%	7%	6%	6%
Asphalt	2%	2%	2%	2%
LPG and other	2%	3%	3%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	67,830	75,040	69,170	73,660
Refinery throughput (BPD) (2)	72,960	82,030	74,800	81,550
Refinery production (BPD) (3)	70,630	79,500	72,330	79,650
Sales of produced refined products (BPD)	71,690	81,200	72,650	79,360
Sales of refined products (BPD) (4)	73,110	83,080	75,560	81,590
Refinery utilization (5)	81.7%	90.4%	83.3%	88.7%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$117.87	$120.44	$114.30	$117.51
Cost of products (7)	107.67	84.35	95.57	88.87
Refinery gross margin	10.20	36.09	18.73	28.64
Refinery operating expenses (8)	8.25	6.30	7.94	6.30
Net operating margin	$1.95	$29.79	$10.79	$22.34

Refinery operating expenses per throughput barrel (9)	$8.11	$6.24	$7.71	$6.13

Feedstocks:
Sweet crude oil	43%	51%	43%	44%
Sour crude oil	1%	2%	1%	2%
Heavy sour crude oil	35%	28%	34%	33%
Black wax crude oil	14%	11%	14%	11%
Other feedstocks and blends	7%	8%	8%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	56%	54%	55%
Diesel fuels	32%	31%	32%	31%
Fuel oil	2%	2%	1%	2%
Asphalt	5%	7%	6%	6%
LPG and other	7%	4%	7%	6%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	416,910	433,370	393,130	417,660
Refinery throughput (BPD) (2)	448,240	471,100	429,440	452,488
Refinery production (BPD) (3)	435,810	456,620	417,360	441,460
Sales of produced refined products (BPD)	441,380	433,930	408,670	426,150
Sales of refined products (BPD) (4)	460,120	442,530	446,480	437,090
Refinery utilization (5)	94.1%	97.8%	88.7%	94.3%

Average per produced barrel (6)
Net sales	$119.62	$121.66	$117.81	$120.48
Cost of products (7)	108.98	91.11	100.09	95.28
Refinery gross margin	10.64	30.55	17.72	25.20
Refinery operating expenses (8)	5.53	5.11	6.07	5.21
Net operating margin	$5.11	$25.44	$11.65	$19.99

Refinery operating expenses per throughput barrel (9)	$5.44	$4.71	$5.77	$4.91

Feedstocks:
Sweet crude oil	52%	50%	52%	49%
Sour crude oil	22%	23%	20%	22%
Heavy sour crude oil	17%	17%	17%	16%
Black wax crude oil	2%	2%	3%	2%
Other feedstocks and blends	7%	8%	8%	11%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated
Sales of produced refined products:
Gasolines	49%	51%	49%	50%
Diesel fuels	35%	29%	34%	31%
Jet fuels	4%	6%	4%	6%
Fuel oil	2%	3%	2%	2%
Asphalt	3%	3%	3%	3%
Lubricants	2%	3%	2%	3%
LPG and other	5%	5%	6%	5%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Represents operating expenses of our refineries, exclusive of depreciation and amortization and pension settlement costs.

(9)	Represents refinery operating expenses, exclusive of depreciation and amortization and pension settlement costs, divided by refinery throughput.

Results of Operations – Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Summary
Net income attributable to HollyFrontier stockholders for the three months ended September 30, 2013 was $82.3 million ($0.41 per basic and diluted share), a $518.1 million decrease compared to $600.4 million ($2.95 per basic and $2.94 per diluted share) for the three months ended September 30, 2012. Net income decreased due principally to a year-over-year decrease in third quarter refining margins. Refinery gross margins for the three months ended September 30, 2013 decreased to $10.64 per produced barrel from $30.55 for the three months ended September 30, 2012.

Sales and Other Revenues
Sales and other revenues increased 2% from $5,204.8 million for the three months ended September 30, 2012 to $5,327.1 million for the three months ended September 30, 2013 due to higher refined product sales volumes, partially offset by a year-over-year decrease in third quarter sales prices. The average sales price we received per produced barrel sold was $121.66 for the three months ended September 30, 2012 compared to $119.62 for the three months ended September 30, 2013. Sales and other revenues for the three months ended September 30, 2013 and 2012 include $12.2 million and $11.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 23% from $3,898.7 million for the three months ended September 30, 2012 to $4,810.0 million for the three months ended September 30, 2013, due principally to higher crude oil costs and higher sales volumes of refined products. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 20% from $91.11 for the three months ended September 30, 2012 to $108.98 for the three months ended September 30, 2013.

Table of Content

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 65% from $30.55 for the three months ended September 30, 2012 to $10.64 for the three months ended September 30, 2013. This was due to the effects of an increase in crude oil and feedstock prices combined with the decrease in average per barrel sales prices for refined products sold for the quarter. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 10% from $233.9 million for the three months ended September 30, 2012 to $256.3 million for the three months ended September 30, 2013 due principally to higher repair and maintenance and fuel costs during the quarter.

General and Administrative Expenses
General and administrative expenses remained relatively flat, increasing 1% from $28.8 million for the three months ended September 30, 2012 to $28.9 million for the three months ended September 30, 2013.

Depreciation and Amortization Expenses
Depreciation and amortization increased 26% from $65.1 million for the three months ended September 30, 2012 to $82.1 million for the three months ended September 30, 2013. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Expense
Interest expense was $14.0 million for the three months ended September 30, 2013 compared to $21.1 million for the three months ended September 30, 2012. This decrease was due to lower year-over-year debt levels principally as a result of the redemption of our $286.8 million 9.875% senior notes in June 2013 and $200 million 8.5% senior notes in September 2012. For the three months ended September 30, 2013 and 2012, interest expense included $11.8 million and $12.5 million, respectively, in interest costs attributable to HEP operations.

Income Taxes
For the three months ended September 30, 2013, we recorded income tax expense of $48.5 million compared to $349.6 million for the three months ended September 30, 2012. This decrease is due principally to lower pre-tax earnings during the three months ended September 30, 2013 compared to the same period of 2012. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.3% and 36.4% for the three months ended September 30, 2013 and 2012, respectively.

Results of Operations – Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Summary
Net income attributable to HollyFrontier stockholders for the nine months ended September 30, 2013 was $672.9 million ($3.33 per basic and diluted share), a $662.6 million decrease compared to $1,335.6 million ($6.46 per basic and $6.44 per diluted share) for the nine months ended September 30, 2012. Net income decreased due principally to a year-over-year decrease in refining margins, refinery downtime and pension settlement and debt extinguishment charges. Refinery gross margins for the nine months ended September 30, 2013 decreased to $17.72 per produced barrel from $25.20 for the nine months ended September 30, 2012.

Sales and Other Revenues
Sales and other revenues increased 3% from $14,943.2 million for the nine months ended September 30, 2012 to $15,333.8 million for the nine months ended September 30, 2013 due to higher refined product sales volumes, partially offset by a decrease in year-over-year sales prices. The average sales price we received per produced barrel sold was $120.48 for the nine months ended September 30, 2012 compared to $117.81 for the nine months ended September 30, 2013. Refined product sales volumes for the current period reflect higher volumes of purchased products, comprising 8% of total refined products sales compared to 3% for the nine months ended September 30, 2012 due to a decrease in refinery production and corresponding sales volumes of produced product as a result of planned turnaround and maintenance projects at our refineries and other unplanned refinery outages during the current year-to-date period. Sales and other revenues for the nine months ended September 30, 2013 and 2012 include $37.1 million and $34.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Table of Content

Cost of Products Sold
Cost of products sold increased 11% from $11,767.4 million for the nine months ended September 30, 2012 to $13,059.3 million for the nine months ended September 30, 2013, due principally to higher refined product sales volumes and crude costs for the current year. The sales volume increase is attributable to higher sales volumes of purchased products caused, in part, by planned turnaround projects and unplanned refinery outages during the nine months ended September 30, 2013. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 5% from $95.28 for the nine months ended September 30, 2012 to $100.09 for the nine months ended September 30, 2013.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 30% from $25.20 for the nine months ended September 30, 2012 to $17.72 for the nine months ended September 30, 2013. This was due to a decrease in average per barrel sales prices for refined products sold combined with increased crude oil and feedstock prices for the year-to-date period. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 14% from $698.2 million for the nine months ended September 30, 2012 to $799.0 million for the nine months ended September 30, 2013 due principally to pension settlement costs and higher repair and maintenance and fuel costs during the current year-to-date period.

General and Administrative Expenses
General and administrative expenses increased 4% from $88.4 million for the nine months ended September 30, 2012 to $92.1 million for the nine months ended September 30, 2013 due principally to pension settlement costs.

Depreciation and Amortization Expenses
Depreciation and amortization increased 26% from $178.2 million for the nine months ended September 30, 2012 to $224.4 million for the nine months ended September 30, 2013. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Expense
Interest expense was $55.1 million for the nine months ended September 30, 2013 compared to $81.4 million for the nine months ended September 30, 2012. This decrease was due to lower year-over-year debt levels principally as a result of the redemption of our $286.8 million 9.875% senior notes in June 2013 and $200 million 8.5% senior notes in September 2012. For the nine months ended September 30, 2013 and 2012, interest expense included $35.9 million and $44.4 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017 at a redemption cost of $301.0 million, at which time we recognized a $22.1 million early extinguishment loss consisting of a $14.2 million debt redemption premium and an unamortized discount of $7.9 million.

Income Taxes
For the nine months ended September 30, 2013, we recorded income tax expense of $386.7 million compared to $775.7 million for the nine months ended September 30, 2012. This decrease was due principally to lower pre-tax earnings during the nine months ended September 30, 2013 compared to the same period of 2012. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.6% and 36.3% for the nine months ended September 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement that matures in July 2016 (the “HollyFrontier Credit Agreement”) and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At September 30, 2013, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $28.9 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement

Table of Content

HEP has a $550 million senior secured revolving credit facility that matures in June 2017 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit. At September 30, 2013, HEP was in compliance with all of its covenants, had outstanding borrowings of $365.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Senior Notes
Our 6.875% senior notes ($150 million principal amount maturing November 2018) (the “HollyFrontier Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. Additionally, we have certain redemption rights under the HollyFrontier Senior Notes.

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of September 30, 2013, the HollyFrontier Senior Notes were rated investment grade (BBB-) by Standard & Poor's. In October 2013, Moody's also upgraded the HollyFrontier Senior Notes to investment grade (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

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

As of September 30, 2013, our cash, cash equivalents and investments in marketable securities totaled $2.0 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

We have a Board approved stock repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2013, we had remaining authorization to repurchase up to $331.5 million under this stock repurchase program.

Cash and cash equivalents decreased $463.2 million for the nine months ended September 30, 2013. Net cash used for investing and financing activities of $332.1 million and $933.3 million, respectively, exceeded net cash provided by operating activities of $802.2 million. Working capital decreased by $299.6 million during the nine months ended September 30, 2013.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net cash flows provided by operating activities were $802.2 million for the nine months ended September 30, 2013 compared to $1,171.8 million for the nine months ended September 30, 2012, a decrease of $369.6 million. Net income for the nine months ended September 30, 2013 was $698.0 million, a decrease of $662.0 million compared to $1,360.0 million for the nine months ended September 30, 2012. Non-cash adjustments to net income consisted of depreciation and amortization, the write-off of an unamortized discount on the early extinguishment of debt, gain on sale of equity securities, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments which totaled $264.9 million for the nine months ended September 30, 2013 compared to $215.0 million for the same period in 2012. Changes in working capital items decreased cash flows by $28.3 million for the nine months ended September 30, 2013 compared to $322.0 million for the nine months ended September 30, 2012. Additionally, for the nine months ended September 30, 2013, turnaround expenditures increased to $170.5 million from $74.6 million for the same period of 2012.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net cash flows used for investing activities were $332.1 million for the nine months ended September 30, 2013 compared to $233.6 million for the nine months ended September 30, 2012, an increase of $98.5 million. Cash expenditures for properties, plants and equipment for the first nine months of 2013 increased to $286.2 million from $207.5 million for the same period in 2012. These include HEP capital expenditures of $31.1 million and $29.3 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, for the nine months ended September 30, 2013, we received proceeds of $5.8 million from the sale of property and equipment, provided net advances of $11.0 million to Sabine Biofuels and acquired trucking operations for $11.3 million. Also for the nine months ended September 30, 2013 and 2012, we invested $672.7 million and $236.3 million, respectively, in marketable securities and received proceeds of $646.3 million and $212.2 million, respectively, from the sale or maturity of marketable securities.

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

A significant portion of our current capital spending is associated with compliance-oriented capital improvements. This spending is required due to existing consent decrees (for projects including FCC unit flue gas scrubbers and tail gas treatment units), federal fuels regulations (particularly, MSAT2 which mandates a reduction in the benzene content of blended gasoline), refinery waste water treatment improvements and other similar initiatives. Our refinery operations and related emissions are highly regulated at both federal and state levels, and we invest in our facilities as needed to remain in compliance with these standards. Additionally, when faced with new emissions or fuels standards, we seek to execute projects that facilitate compliance and also improve the operating costs and / or yields of associated refining processes.

El Dorado Refinery
Newly appropriated capital projects at the El Dorado Refinery include naphtha fractionation, an additional hydrogen plant and a Low-Nox addition to the FCC unit flue gas scrubber. Continuing project work is planned to include coke drum pressure reduction designed to improve liquid yields and a new tail gas treatment unit to reduce air emissions in compliance with the El Dorado Refinery's existing EPA consent decree.

Tulsa Refineries
New 2013 appropriations for the Tulsa Refineries include a gasoline-blending system and numerous infrastructure upgrades. The sulfur recovery project is complete and, in addition to facilitating compliance with our EPA consent decree, is anticipated to also allow us to increase use of lower priced sour / heavy crude in Tulsa. Spending on maintenance capital items and general improvements continues at an elevated level at the Tulsa Refineries due to perceived opportunities.

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

Woods Cross Refinery
Newly appropriated capital for the Woods Cross Refinery consists of warehouse and office relocations to accommodate the refinery expansion and modernization program and a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. Engineering is continuing on the previously announced expansion project. The project is now expected to cost $300.0 million. Long lead equipment has been ordered and detailed engineering is approximately 43% completed. The permit for the refinery expansion project is pending and the second public comment period has ended. We will commence construction once the permit is received, and we currently expect the project to be mechanically complete in the second to third quarter of 2015.

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

HEP is proceeding with the expansion of its crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area. The expansion should provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to our New Mexico refining facilities. To complete the project, HEP plans to convert an existing refined products pipeline to crude oil service, construct several new pipeline segments, expand an existing pipeline and build new truck unloading stations and crude storage capacity. Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to cost between $35.0 million and $40.0 million. The project is expected to provide increased capacity of up to 100,000 BPD across HEP's system and is expected to be in full service no later than May 2014, though some segments may be completed and in service in late 2013.

UNEV is proceeding with a project to add certain enhancements to its product terminal in Las Vegas, Nevada. HEP expects that the project will cost approximately $13.0 million with construction expected to be completed no later than the second quarter of 2014.

Cash Flows – Financing Activities

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net cash flows used for financing activities were $933.3 million for the nine months ended September 30, 2013 compared to $459.6 million for the nine months ended September 30, 2012, an increase of $473.7 million. During the nine months ended September 30, 2013, we received $73.4 million from the sale of HEP common units, purchased $184.9 million in common stock, paid $485.4 million in dividends, paid $286.8 million in principal and a $14.2 million premium upon the redemption of our 9.875% senior notes and recognized $2.7 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $256.5 million and repaid $312.5 million under the HEP Credit Agreement, paid distributions of $52.8 million to noncontrolling interests, purchased $3.4 million in HEP common units for recipients of its incentive grants and received proceeds of $73.4 million upon its March 2013 common unit offering. During the nine months ended September 30, 2012, we purchased $190.3 million in common stock, paid $382.6 million in dividends, received an $8.6 million payment pursuant to a structured share repurchase arrangement, paid $205.0 million in principal on our 9.875% senior notes and recognized $16.0 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $294.8 million in net proceeds upon the issuance of the HEP 6.5% senior notes, paid $185.0 million in principal on the HEP 6.25% senior notes, received $523.0 million and repaid $292.0 million under the HEP Credit Agreement, paid distributions of $43.7 million to noncontrolling interests and purchased $4.9 million in HEP common units in the open market for recipients of its incentive grants and incurred $3.2 million in deferred financing costs. Additionally, UNEV joint venture partner contributions of $6.0 million were received during the nine months ended September 30, 2012.

Contractual Obligations and Commitments

HollyFrontier Corporation
In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017. There were no other significant changes to our contractual obligations during the nine months ended September 30, 2013.

HEP
During the nine months ended September 30, 2013, HEP made net repayments of $56.0 million resulting in $365.0 million of outstanding borrowings under the HEP Credit Agreement at September 30, 2013.

There were no other significant changes to HEP’s long-term contractual obligations during this period.

Table of Content

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of September 30, 2013, there have been no impairments to goodwill.

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

As of September 30, 2013, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2013	2014	2015	2016	2017	Unit of Measure

Natural gas price swap - long	81,600,000	4,800,000	19,200,000	19,200,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	40,800,000	2,400,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI price swap - long	11,610,500	2,668,000	8,942,500	—	—	—	Barrels
Ultra-low sulfur diesel price swap - short	11,610,500	2,668,000	8,942,500	—	—	—	Barrels
WCS price swap - long	3,801,500	1,794,000	2,007,500	—	—	—	Barrels
WTS price swap - long	736,000	736,000	—	—	—	—	Barrels
NYMEX futures (WTI) - short	2,536,000	2,139,000	397,000	—	—	—	Barrels

Table of Content

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Derivative Fair Value Gain (Loss) at September 30,
Change in Underlying Commodity Prices of Hedged Positions	2013	2012
	(In thousands)
10% increase in underlying commodity prices	$(49,302)	$(80,754)
10% decrease in underlying commodity prices	$49,302	$80,754

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2013, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.25% as of September 30, 2013, which equaled an effective interest rate of 3.24%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of September 30, 2013, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of September 30, 2013 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$150,000	$161,062	$3,650
HEP Senior Notes	$450,000	$465,375	$13,824

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2013, outstanding borrowings under the HEP Credit Agreement were $365.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 3.12%.

At September 30, 2013, our marketable securities included investments in investment grade, highly liquid investments with maturities of three months or less at the time of purchase and hence the interest rate market risk implicit in these cash investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Table of Content

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

Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income attributable to HollyFrontier stockholders	$82,290	$600,373	$672,940	$1,335,568
Add income tax provision	48,528	349,622	386,665	775,746
Add interest expense (1)	13,954	21,103	77,177	81,360
Subtract interest income	(1,482)	(2,219)	(3,791)	(3,360)
Add depreciation and amortization	82,127	65,112	224,381	178,162
EBITDA	$225,417	$1,033,991	$1,357,372	$2,367,476

(1) Includes loss on early extinguishment of debt of $22.1 million for the nine months ended September 30, 2013.

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

Table of Content

Reconciliations of refined product sales from produced products sold to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$119.62	$121.66	$117.81	$120.48
Times sales of produced refined products sold (BPD)	441,380	433,930	408,670	426,150
Times number of days in period	92	92	273	274
Refined product sales from produced products sold	$4,857,405	$4,856,857	$13,143,698	$14,067,859

Total refined product sales from produced products sold	$4,857,405	$4,856,857	$13,143,698	$14,067,859
Add refined product sales from purchased products and rounding (1)	214,892	100,674	1,281,251	376,813
Total refined product sales	5,072,297	4,957,531	14,424,949	14,444,672
Add direct sales of excess crude oil (2)	200,073	187,196	758,847	378,036
Add other refining segment revenue (3)	42,584	47,922	110,465	85,325
Total refining segment revenue	5,314,954	5,192,649	15,294,261	14,908,033
Add HEP segment sales and other revenues	77,625	72,570	229,230	207,250
Add corporate and other revenues	257	352	1,054	653
Subtract consolidations and eliminations	(65,714)	(60,773)	(190,786)	(172,719)
Sales and other revenues	$5,327,122	$5,204,798	$15,333,759	$14,943,217

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$108.98	$91.11	$100.09	$95.28
Times sales of produced refined products sold (BPD)	441,380	433,930	408,670	426,150
Times number of days in period	92	92	273	274
Cost of products for produced products sold	$4,425,347	$3,637,253	$11,166,732	$11,125,379

Total cost of products for produced products sold	$4,425,347	$3,637,253	$11,166,732	$11,125,379
Add refined product costs from purchased products and rounding (1)	213,114	100,078	1,253,932	377,476
Total cost of refined products sold	4,638,461	3,737,331	12,420,664	11,502,855
Add crude oil cost of direct sales of excess crude oil (2)	198,885	182,252	744,806	367,795
Add other refining segment cost of products sold (4)	37,257	38,817	81,413	67,259
Total refining segment cost of products sold	4,874,603	3,958,400	13,246,883	11,937,909
Subtract consolidations and eliminations	(64,613)	(59,664)	(187,550)	(170,492)
Costs of products sold (exclusive of depreciation and amortization)	$4,809,990	$3,898,736	$13,059,333	$11,767,417

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.53	$5.11	$6.07	$5.21
Times sales of produced refined products sold (BPD)	441,380	433,930	408,670	426,150
Times number of days in period	92	92	273	274
Refinery operating expenses for produced products sold	$224,556	$203,999	$677,211	$608,346

Total refinery operating expenses for produced products sold	$224,556	$203,999	$677,211	$608,346
Add refining segment pension settlement costs	—	—	23,773	—
Add other refining segment operating expenses and rounding (5)	10,206	8,858	29,213	28,127
Total refining segment operating expenses	234,762	212,857	730,197	636,473
Add HEP segment operating expenses	21,687	21,323	69,726	61,724
Add corporate and other costs	225	33	87	33
Subtract consolidations and eliminations	(356)	(354)	(1,051)	(18)
Operating expenses (exclusive of depreciation and amortization)	$256,318	$233,859	$798,959	$698,212

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$5.11	$25.44	$11.65	$19.99
Add average refinery operating expenses per produced barrel	5.53	5.11	6.07	5.21
Refinery gross margin per barrel	10.64	30.55	17.72	25.20
Add average cost of products per produced barrel sold	108.98	91.11	100.09	95.28
Average sales price per produced barrel sold	$119.62	$121.66	$117.81	$120.48
Times sales of produced refined products sold (BPD)	441,380	433,930	408,670	426,150
Times number of days in period	92	92	273	274
Refined product sales from produced products sold	$4,857,405	$4,856,857	$13,143,698	$14,067,859

Total refined product sales from produced products sold	$4,857,405	$4,856,857	$13,143,698	$14,067,859
Add refined product sales from purchased products and rounding (1)	214,892	100,674	1,281,251	376,813
Total refined product sales	5,072,297	4,957,531	14,424,949	14,444,672
Add direct sales of excess crude oil (2)	200,073	187,196	758,847	378,036
Add other refining segment revenue (3)	42,584	47,922	110,465	85,325
Total refining segment revenue	5,314,954	5,192,649	15,294,261	14,908,033
Add HEP segment sales and other revenues	77,625	72,570	229,230	207,250
Add corporate and other revenues	257	352	1,054	653
Subtract consolidations and eliminations	(65,714)	(60,773)	(190,786)	(172,719)
Sales and other revenues	$5,327,122	$5,204,798	$15,333,759	$14,943,217

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the third quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2013	199,931	$39.70	199,931	$348,435,620
August 2013	—	$—	—	$348,435,620
September 2013	398,741	$42.55	398,741	$331,467,542
Total for July to September 2013	598,672		598,672

Item 6.	Exhibits

The Exhibit Index on page 59 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: November 7, 2013	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2013	/s/ J. W. Gann, Jr.
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

4.1*
Fourth Supplemental Indenture, dated September 6, 2013, among HollyFrontier Corporation, as issuer (as successor-in-interest to Frontier Oil Corporation), the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (supplemental to Indenture dated November 22, 2010, providing for the issuance of 6 7/8% Senior Notes due 2018).

10.1
Transportation Services Agreement, dated July 16, 2013, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 22, 2013, File No. 1-03876).

10.2
Eighth Amended and Restated Omnibus Agreement, dated July 16, 2013, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 22, 2013, File No. 1-03876).

10.3
Second Amended and Restated Crude Pipeline and Tankage Agreement, dated July 16, 2013, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, LLC and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2013, File No. 1-03876).

10.4*
Second Amended and Restated Throughput Agreement (Tucson Terminal), entered into as of September 19, 2013 to be effective as of June 1, 2013, by and among HollyFrontier Refining & Marketing LLC, HEP Refining, L.L.C. and Holly Energy Partners - Operating, L.P.

10.5*
Seventeenth Amendment, dated August 27, 2013, to the Frontier Products Offtake Agreement El Dorado Refinery, dated October 19, 1999, between Frontier Oil and Refining Company (now HollyFrontier Refining & Marketing LLC, as successor-by-merger to Frontier Oil and Refining Company) and Equiva Trading Company (now Shell Oil Products US, assignee of Equiva Trading Company).

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

101+
The following financial information from HollyFrontier Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.