Form 10-K
period 2013-12-31
HollyFrontier Corp
filed 2014-02-26
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $7.9 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
198,971,030 shares of Common Stock, par value $.01 per share, were outstanding on February 21, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 14, 2014, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference in Part III.

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

We are principally an independent petroleum refiner that produces high-value refined products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We were incorporated in Delaware in 1947 and maintain our principal corporate offices at 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Our telephone number is 214-871-3555 and our internet website address is www.hollyfrontier.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our SEC filings is available on our website under the Investor Relations tab. Also available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating / Corporate Governance Committee Charter, Environmental, Health, Safety, and Public Policy Committee Charter and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.”

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

On June 1, 2009, we acquired an 85,000 BPSD refinery located in Tulsa, Oklahoma (the "Tulsa West facility") from an affiliate of Sunoco, Inc. ("Sunoco") for $157.8 million. On December 1, 2009, we acquired a 75,000 BPSD refinery from an affiliate of Sinclair Oil Company ("Sinclair") also located in Tulsa, Oklahoma (the "Tulsa East facility") for $183.3 million. We have integrated certain operations of the Tulsa West and East facilities (collectively, the "Tulsa Refineries"). This resulted in the Tulsa Refineries having an integrated crude processing rate of 125,000 BPSD.

HEP, a consolidated variable interest entity ("VIE") as defined under U.S. generally accepted accounting principles ("GAAP"), made several acquisitions between 2010 and 2012. Information on these acquisitions can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”

Table of Content

As of December 31, 2013, we:

•
owned and operated a petroleum refinery in El Dorado, Kansas (the “El Dorado Refinery”), two refinery facilities located in Tulsa, Oklahoma, a refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), a refinery located in Cheyenne, Wyoming (the “Cheyenne Refinery”) and a refinery in Woods Cross, Utah (the “Woods Cross Refinery”);

•	owned and operated NK Asphalt Partners (“NK Asphalt”) which operates various asphalt terminals in Arizona and New Mexico;

•	owned a 50% interest in Sabine Biofuels II, LLC (“Sabine Biofuels”), a biodiesel production facility located in Port Arthur, Texas; and

•
owned a 39% interest in HEP, a consolidated VIE, which includes our 2% general partner interest. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.'s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”), and a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”), which owns a 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.

Our operations are currently organized into two reportable segments, Refining and HEP. The Refining segment includes the operations of our El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and NK Asphalt. The HEP segment involves all of the operations of HEP. The financial information about our segments is discussed in Note 20 “Segment Information” in the Notes to Consolidated Financial Statements.

REFINERY OPERATIONS

Our refinery operations serve the Mid-Continent, Southwest and Rocky Mountain regions of the United States. We own and operate five complex refineries having a combined crude oil processing capacity of 443,000 barrels per stream day. Each of our refineries has the complexity to convert discounted, heavy and sour crude oils into a high percentage of gasoline, diesel and other high-value refined products. For 2013, gasoline, diesel fuel, jet fuel and specialty lubricants (excluding volumes purchased for resale) represented 50%, 33%, 5% and 2%, respectively, of our total refinery sales volumes.

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

	Years Ended December 31,
	2013	2012	2011 (10)
Consolidated
Crude charge (BPD) (1)	387,520	415,210	315,000
Refinery throughput (BPD) (2)	424,780	453,740	340,200
Refinery production (BPD) (3)	413,820	442,730	331,890
Sales of produced refined products (BPD)	410,730	431,060	332,720
Sales of refined products (BPD) (4)	446,390	443,620	340,630
Refinery utilization (5)	87.5%	93.7%	89.9%

Table of Content

	Years Ended December 31,
	2013	2012	2011 (10)
Consolidated
Average per produced barrel (6)
Net sales	$115.60	$119.48	$118.82
Cost of products (7)	99.61	94.59	98.18
Refinery gross margin	15.99	24.89	20.64
Refinery operating expenses (8)	6.15	5.49	5.36
Net operating margin	$9.84	$19.40	$15.28

Refinery operating expenses per throughput barrel (9)	$5.95	$5.22	$5.24

Feedstocks:
Sweet crude oil	52%	51%	56%
Sour crude oil	21%	22%	23%
Heavy sour crude oil	17%	17%	12%
Black wax crude oil	2%	2%	2%
Other feedstocks and blends	8%	8%	7%
Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

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

Principal Products and Customers
Set forth below is information regarding our principal products.

	Years Ended December 31,
	2013	2012	2011
Consolidated
Sales of produced refined products:
Gasolines	50%	50%	48%
Diesel fuels	33%	31%	32%
Jet fuels	5%	6%	5%
Fuel oil	2%	2%	2%
Asphalt	3%	3%	4%
Lubricants	2%	3%	3%
Gas oil / intermediates	—%	—%	2%
LPG and other	5%	5%	4%
Total	100%	100%	100%

Light products are shipped to customers via product pipelines or are available for loading at our refinery truck facilities and terminals. Light products are also made available to customers at various other locations via exchange with other parties.

Table of Content

We have several significant customers, of which one accounted for more than 10% of our business in 2013. For the year ended December 31, 2013, Sinclair accounted for $2,134.3 million, or 11%, of our revenues. Our principal customers for gasoline include other refiners, convenience store chains, independent marketers and retailers. Diesel fuel is sold to other refiners, truck stop chains, wholesalers and railroads. Jet fuel is sold for commercial airline use. Specialty lubricant products are sold in both commercial and specialty markets. LPG's are sold to LPG wholesalers and LPG retailers. We produce and purchase asphalt products that are sold to governmental entities, paving contractors or manufacturers. Asphalt is also blended into fuel oil and is either sold locally or is shipped to the Gulf Coast. See Note 22 “Significant Customers” in the Notes to Consolidated Financial Statements for additional information on our significant customers.

Mid-Continent Region (El Dorado and Tulsa Refineries)

Facilities
The El Dorado Refinery is a high-complexity coking refinery with a 135,000 barrels per stream day processing capacity and the ability to process significant volumes of heavy and sour crudes. The Tulsa West and East refinery facilities are both located in Tulsa, Oklahoma. In 2011, we integrated certain refining processes of the Tulsa Refineries which effectively provides us with a highly complex refining operation having a combined crude processing rate of approximately 125,000 barrels per stream day. For 2013, gasoline, diesel fuel, jet fuel and specialty lubricants (excluding volumes purchased for resale) represented 47%, 31%, 8% and 4%, respectively, of our Mid-Continent sales volumes.

The following table sets forth information about our Mid-Continent region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2013	2012	2011 (10)
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	234,930	248,360	183,070
Refinery throughput (BPD) (2)	257,030	269,760	194,310
Refinery production (BPD) (3)	251,470	263,310	188,760
Sales of produced refined products (BPD)	247,030	254,350	188,020
Sales of refined products (BPD) (4)	269,790	258,020	190,340
Refinery utilization (5)	90.4%	95.5%	94.8%

Average per produced barrel (6)
Net sales	$115.63	$119.19	$119.51
Cost of products (7)	99.35	95.77	99.92
Refinery gross margin	16.28	23.42	19.59
Refinery operating expenses (8)	5.50	4.83	5.04
Net operating margin	$10.78	$18.59	$14.55

Refinery operating expenses per throughput barrel (9)	$5.29	$4.55	$4.88

Feedstocks:
Sweet crude oil	69%	70%	82%
Sour crude oil	6%	8%	4%
Heavy sour crude oil	16%	14%	8%
Other feedstocks and blends	9%	8%	6%
Total	100%	100%	100%

Footnote references are provided under our Consolidated Refinery Operating Data table on page 8.

The El Dorado Refinery is located on 1,100 acres south of El Dorado, Kansas and is a fully integrated refinery. The principal processing units at the El Dorado Refinery consist of crude and vacuum distillation; hydrodesulfurization of naphtha, kerosene, diesel, and gas oil streams; isomerization; catalytic reforming; aromatics recovery; catalytic cracking; alkylation; delayed coking; hydrogen production; and sulfur recovery. Refining operations began at the site in 1917 and the operating units now present include both newly constructed units and older units that have been upgraded over the years. Supporting infrastructure includes maintenance shops, warehouses, office buildings, a laboratory, utility facilities, and a wastewater plant (“Supporting Infrastructure”) and logistics assets owned by HEP, which includes approximately 3.6 million barrels of tankage, a truck sales terminal, and a propane terminal. The facility typically processes approximately 135,000 BPSD of crude oil with the capability to handle a significant volume of heavy sour crudes.

Table of Content

The Tulsa West facility is located on a 750-acre site in Tulsa, Oklahoma situated along the Arkansas River. The principal processing units at the Tulsa West facility consist of crude and vacuum distillation (with light ends recovery), naphtha hydrodesulfurization, catalytic reforming, propane de-asphalting, lubes extraction, MEK dewaxing, delayed coker and butane splitter units. Most of the operating units at the facility currently in service were built in the late 1950s and early 1960s. The refinery was reconfigured to emphasize specialty lubricant production in the early 1990s. Tulsa West facility's Supporting Infrastructure includes approximately 3.2 million barrels of feedstock and product tankage, of which 0.4 million barrels of tankage is owned by Plains All American Pipeline, L.P. (“Plains”).

The Tulsa East facility is located on a 466-acre site also in Tulsa, Oklahoma situated along the Arkansas River. The principal process units at the Tulsa East facility consist of crude and vacuum distillation, naphtha hydrodesulfurization, FCC, isomerization, catalytic reforming, alkylation, scanfiner, diesel hydrodesulfurization and sulfur units. The Tulsa East facility's Supporting Infrastructure includes approximately 3.4 million barrels of tankage owned by HEP.

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

For the year ended December 31, 2013, sales to Shell Oil Products US (“Shell”) represented approximately 27% of the El Dorado Refinery's total sales and 9% of our total consolidated sales. We have an offtake agreement with Shell under which Shell purchases gasoline, diesel and jet fuel production of the El Dorado Refinery at market-based prices through the end of 2014 primarily to support its branded and unbranded marketing network. We market gasoline and diesel primarily in Denver and throughout the Plains States.

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

In conjunction with our acquisition of the Tulsa East facility in 2009, we entered a five-year offtake agreement through November 2014 with an affiliate of Sinclair whereby Sinclair purchases 45,000 to 50,000 BPD of gasoline and distillate products at market prices from us to supply its branded and unbranded marketing network throughout the Midwest. Upon expiration, the offtake agreement can be renewed by Sinclair for an additional five-year term. For the year ended December 31, 2013, sales to Sinclair represented approximately 36% of the Tulsa Refineries' total sales and 11% of our total consolidated sales.

The Tulsa Refineries' principal customers for conventional gasoline include Sinclair, other refiners, convenience store chains, independent marketers and retailers. Sinclair, truck stop operators and railroads are the primary diesel customers. Jet fuel is sold primarily for commercial use. The refinery's asphalt and roofing flux products are sold via truck or railcar directly from the refineries or to customers throughout the Mid-Continent region primarily to paving contractors and manufacturers of roofing products.

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

Table of Content

Principal Products
Set forth below is information regarding the principal products produced at our El Dorado and Tulsa Refineries:

	Years Ended December 31,
	2013	2012	2011
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	47%	48%	44%
Diesel fuels	31%	29%	32%
Jet fuels	8%	9%	7%
Fuel oil	1%	1%	—%
Asphalt	3%	2%	4%
Lubricants	4%	5%	6%
Gas oil / intermediates	—%	—%	3%
LPG and other	6%	6%	4%
Total	100%	100%	100%

Crude Oil and Feedstock Supplies
Both of our Mid-Continent Refineries are connected via pipeline to Cushing, Oklahoma, a significant crude oil pipeline trading and storage hub. The El Dorado and the Tulsa Refineries are located approximately 125 miles and 50 miles, respectively, from Cushing, Oklahoma. Local pipelines provide direct access to regional Oklahoma crude production as well as access to United States onshore, Gulf of Mexico, Canadian and other foreign crudes. The proximity of the refineries to the Cushing pipeline and storage hub provides the flexibility to optimize their crude slate with a wide variety of crude oil supply options. Additionally, we have transportation service agreements to transport Canadian crude oil on the Spearhead and Keystone Pipelines, enabling us to transport Canadian crude oil to Cushing for subsequent shipment to either of our Mid-Continent Refineries or to our Navajo Refinery.

We also purchase isobutane, natural gasoline, butane and other feedstocks for processing at our Mid-Continent Refineries. The El Dorado Refinery is connected to Conway, Kansas, a major gas liquids trading and storage hub, via the Oneok Pipeline. From time to time, other feedstocks such gas oil, naptha and light cycle oil are purchased from other refiners for use at our refineries.

Southwest Region (Navajo Refinery)

Facilities
The Navajo Refinery has a crude oil processing capacity of 100,000 barrels per stream day and has the ability to process sour crude oils into high value light products such as gasoline, diesel fuel and jet fuel. For 2013, gasoline and diesel fuel (excluding volumes purchased for resale) represented 51% and 39%, respectively, of our Southwest sales volumes.

The following table sets forth information about our Southwest region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2013	2012	2011 (10)
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	87,910	93,830	83,700
Refinery throughput (BPD) (2)	97,310	103,120	93,260
Refinery production (BPD) (3)	94,490	100,810	91,810
Sales of produced refined products (BPD)	94,830	99,160	93,950
Sales of refined products (BPD) (4)	104,320	104,620	98,540
Refinery utilization (5)	87.9%	93.8%	83.7%

Average per produced barrel (6)
Net sales	$117.79	$122.62	$118.76
Cost of products (7)	103.88	95.70	98.40
Refinery gross margin	13.91	26.92	20.36
Refinery operating expenses (8)	6.04	6.07	5.44
Net operating margin	$7.87	$20.85	$14.92

Refinery operating expenses per throughput barrel (9)	$5.89	$5.84	$5.48

Table of Content

	Years Ended December 31,
	2013	2012	2011 (10)
Southwest Region (Navajo Refinery)
Feedstocks:
Sweet crude oil	8%	2%	3%
Sour crude oil	72%	77%	75%
Heavy sour crude oil	11%	12%	11%
Other feedstocks and blends	9%	9%	11%
Total	100%	100%	100%

Footnote references are provided under our Consolidated Refinery Operating Data table on page 8.

The Navajo Refinery's Artesia, New Mexico facility is located on a 561-acre site and is a fully integrated refinery with crude distillation, vacuum distillation, FCC, ROSE (solvent deasphalter), HF alkylation, catalytic reforming, hydrodesulfurization, mild hydrocracking, isomerization, sulfur recovery and product blending units. The operating units at the Artesia facility include newly constructed units, older units that have been relocated from other facilities and upgraded and re-erected in Artesia, and units that have been operating as part of the Artesia facility (with periodic major maintenance) for many years, in some very limited cases since before 1970. Supporting Infrastructure includes approximately 2.0 million barrels of feedstock and product tankage, of which 0.3 million barrels of tankage are owned by HEP.

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

Markets and Competition
The Navajo Refinery primarily serves the southwestern United States market, which has historically experienced a high growth rate, including the metropolitan areas of El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and portions of northern Mexico. Our products are shipped through HEP's pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Magellan and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan's subsidiary, SFPP, L.P. (“SFPP”). In addition, petroleum products from the Navajo Refinery are transported to markets in northwest New Mexico, to Moriarty, New Mexico, near Albuquerque, via HEP's pipelines running from Artesia to San Juan County, New Mexico, and to Bloomfield, New Mexico. We have refined product storage through our pipelines and terminals agreement with HEP at terminals in El Paso, Texas; Tucson, Arizona; and Artesia and Moriarty, New Mexico.

El Paso Market
The El Paso market for refined products is currently supplied by a number of area and Gulf Coast refiners and pipelines. Area refiners include Navajo, WRB Refining, LLC (“WRB”) (a joint venture between Phillips 66 and EnCana Corp.), Valero, Alon and Western Refining. Pipelines serving this market are owned by Magellan, NuStar Energy L.P. and HEP. Refined products from the Gulf Coast are transported via Magellan pipelines.

Arizona Market
The Arizona market for refined products is currently supplied by a number of refiners via pipelines and trucks. Refiners include companies located in west Texas, eastern New Mexico, northern New Mexico, the Gulf Coast and the West Coast. Magellan's pipeline systems deliver refined products from the Texas Gulf Coast to El Paso and, through interconnections with third-party common carrier pipelines, into the Arizona market.

New Mexico Markets
The Artesia, Albuquerque, Moriarty and Bloomfield markets are supplied by a number of refiners via pipelines and trucks. Refiners include Navajo, Valero, Western Refining, Alon and WRB.

Table of Content

We use a common carrier pipeline out of El Paso to serve the Albuquerque market. In addition, HEP leases from Mid-America Pipeline Company, L.L.C., a pipeline between White Lakes, New Mexico and the Albuquerque vicinity and Bloomfield, New Mexico. The lease agreement currently runs through 2017, and HEP has options to renew for two ten-year periods. HEP owns and operates a 12-inch pipeline from the Navajo Refinery to the leased pipeline as well as terminalling facilities in Moriarty, which is 40 miles east of Albuquerque. This facility permits us to ship light products to the Albuquerque and Santa Fe, New Mexico areas. In addition, we serve southern Colorado and northern Arizona primarily out of a terminal in Bloomfield, New Mexico, which is owned by Western Refining.

Principal Products
Set forth below is information regarding the principal products produced at our Navajo Refinery:

	Years Ended December 31,
	2013	2012	2011
Southwest Region (Navajo Refinery)
Sales of produced refined products:
Gasolines	51%	51%	52%
Diesel fuels	39%	38%	34%
Jet fuels	—%	—%	1%
Fuel oil	6%	6%	6%
Asphalt	1%	2%	4%
LPG and other	3%	3%	3%
Total	100%	100%	100%

Crude Oil and Feedstock Supplies
The Navajo Refinery is situated near the Permian Basin, an area that has historically, and continues to have, abundant supplies of crude oil available both for regional users and for export to other areas. We purchase crude oil from independent producers in southeastern New Mexico and west Texas as well as from major oil companies. The crude oil is gathered through HEP's pipelines, our tank trucks and through third-party crude oil pipeline systems for delivery to the Navajo Refinery.

The Navajo Refinery also has access to a wide variety of crude oils available at Cushing, Oklahoma via HEP's Roadrunner Pipeline that connects to Centurion Pipeline L.P. and to various pipelines and tank facilities located at Cushing, Oklahoma. In 2010, the Navajo Refinery began processing heavy sour crude oil transported from Cushing through these pipelines.

We also purchase volumes of isobutane, natural gasoline and other feedstocks to supply the Navajo Refinery from sources in Texas and the Mid-Continent area that are delivered to our region on a common carrier pipeline owned by Enterprise Products, L.P. Ultimately all volumes of these products are shipped to the Artesia refining facilities on HEP's intermediate pipelines running from Lovington to Artesia. From time to time, we purchase gas oil, naphtha and light cycle oil from other refiners for use as feedstock.

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)

Facilities
The Cheyenne Refinery has a crude oil processing capacity of 52,000 barrels per stream day and the Woods Cross Refinery has a crude oil capacity of 31,000 barrels per stream day. The Cheyenne Refinery processes heavy Canadian crudes as well as local sweet crudes such as that produced from the Bakken shale and similar resources. The Woods Cross Refinery processes regional sweet and black wax crude as well as Canadian sour crude oils into high value light products. For 2013, gasoline and diesel fuel (excluding volumes purchased for resale) represented 56% and 30%, respectively, of our Rocky Mountain sales volumes.

Table of Content

The following table sets forth information about our Rocky Mountain region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2013	2012	2011 (10)
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	64,680	73,020	48,230
Refinery throughput (BPD) (2)	70,440	80,860	52,630
Refinery production (BPD) (3)	67,860	78,610	51,320
Sales of produced refined products (BPD)	68,870	77,550	50,750
Sales of refined products (BPD) (4)	72,280	80,980	51,750
Refinery utilization (5)	77.9%	88.0%	84.3%

Average per produced barrel (6)
Net sales	$112.49	$116.44	$116.37
Cost of products (7)	94.63	89.29	91.33
Refinery gross margin	17.86	27.15	25.04
Refinery operating expenses (8)	8.65	6.91	6.41
Net operating margin	$9.21	$20.24	$18.63

Refinery operating expenses per throughput barrel (9)	$8.46	$6.63	$6.18

Feedstocks:
Sweet crude oil	43%	47%	52%
Sour crude oil	1%	1%	1%
Heavy sour crude oil	34%	31%	24%
Black wax crude oil	14%	11%	15%
Other feedstocks and blends	8%	10%	8%
Total	100%	100%	100%

Footnote references are provided under our Consolidated Refinery Operating Data table on page 8.

The Cheyenne Refinery facility is located on a 255-acre site and is a fully integrated refinery with crude distillation, vacuum distillation, coking, FCCU, HF alkylation, catalytic reforming, hydrodesulfurization of naphtha and distillates, butane isomerization, hydrogen production, sulfur recovery and product blending units. The operating units at the Cheyenne Refinery include both newly constructed units and older units that have been upgraded over the years. Supporting Infrastructure includes approximately 1.9 million barrels of feedstock and product tankage owned by HEP.

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

We own and operate 4 miles of hydrogen pipeline that connects the Woods Cross Refinery to a hydrogen plant located on the property of Chevron's Salt Lake City Refinery. Additionally, HEP owns and operates 12 miles of crude oil and refined products pipelines that allows us to connect our Woods Cross Refinery to common carrier pipeline systems.

We are expanding the Woods Cross refinery to a planned capacity of 45,000 BPSD at an anticipated cost of approximately $300.0 million. On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. The matter is now pending before an administrative law judge of the Utah Department of Environmental Quality. The expansion is expected to be completed in the fourth quarter of 2015. The expansion scope includes the relocation / revamp of crude, fluid catalytic cracking, and polymerization units as well an expansion of the diesel hydrotreater. The expansion, and expected completion timeline and cost, are subject to the Woods Cross refinery successfully obtaining the Approval Order.

Table of Content

In conjunction with the expansion, we signed a 10-year, 20,000 BPD crude oil supply agreement with Newfield Exploration Company. This agreement, which commences upon completion of the expansion, will supply black and yellow wax crude oil produced in the nearby Uinta Basin to the Woods Cross Refinery. Upon completion of this expansion, the Woods Cross Refinery's capacity to process waxy crude is expected to double to approximately 24,000 BPD.

Markets and Competition
The Cheyenne Refinery primarily markets its products in eastern Colorado, including metropolitan Denver, eastern Wyoming and western Nebraska. Because of the location of the Cheyenne Refinery, we are able to sell a significant portion of its diesel from the truck rack at the refinery, thus eliminating transportation costs. Pipeline shipments from the Cheyenne Refinery are on the Magellan pipeline serving Denver and Colorado Springs, Colorado.

Denver Market
The most competitive market for the Cheyenne Refinery is the Denver metropolitan area. Three other refineries supply the Denver market, Wyoming refineries near Rawlins and in Casper owned by Sinclair and a refinery in Denver owned by Suncor. Five product pipelines also supply Denver, including three from outside the region.

Utah Market
The Woods Cross Refinery's primary market is Utah, which is currently supplied by a number of local refiners and the Pioneer Pipeline. In addition to our Woods Cross Refinery, local area refiners include Chevron, Tesoro, Big West and Silver Eagle. Other refiners that ship into the Woods Cross market via the Pioneer Pipeline include Sinclair, ExxonMobil, CHS and Phillips 66. We estimate the four local refineries that compete with our Woods Cross Refinery have a combined capacity to process approximately 150,000 BPD of crude oil. The five Utah refineries collectively supply an estimated 70% of the gasoline and distillate products consumed in the states of Utah and Idaho, with the remainder imported from refineries in Wyoming and Montana via the Pioneer Pipeline owned jointly by Sinclair and Phillips 66. Approximately 40% - 45% of the gasoline and diesel fuel produced by our Woods Cross Refinery is sold through a network of Phillips 66 branded marketers under a long-term supply agreement.

Idaho, Wyoming, Eastern Washington and Nevada Markets
We supply a small percentage of the refined products consumed in the combined Idaho, Wyoming, eastern Washington and Nevada markets. Our Woods Cross Refinery ships refined products over a common carrier pipeline system owned by Tesoro Logistics Northwest Pipelines LLC (“Tesoro Logistics”) to numerous terminals, including HEP's terminal at Spokane, Washington and to terminals at Pocatello and Boise, Idaho and Pasco, Washington that are owned by Tesoro Logistics. We sell to branded and unbranded customers in these markets. In 2012, we began shipping refined products to Cedar City, Utah and Las Vegas, Nevada via the UNEV Pipeline. The majority of the Las Vegas, Nevada market for refined products is supplied by various West Coast refiners and suppliers via Kinder Morgan's CalNev common carrier pipeline system.

Principal Products
Set forth below is information regarding the principal products produced at our Cheyenne and Woods Cross Refineries:

	Years Ended December 31,
	2013	2012	2011
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Sales of produced refined products:
Gasolines	56%	55%	56%
Diesel fuels	30%	32%	31%
Jet fuels	1%	—%	1%
Fuel oil	1%	2%	1%
Asphalt	5%	5%	6%
LPG and other	7%	6%	5%
Total	100%	100%	100%

Crude Oil and Feedstock Supplies
Crude oil is transported to the Cheyenne Refinery from suppliers in Canada, Colorado, Nebraska, North Dakota and Montana via common carrier pipelines owned by Kinder Morgan, Plains All American Pipeline and Suncor Energy, as well as by truck. The Woods Cross Refinery currently obtains crude oil from suppliers in Canada, Wyoming, Utah and Colorado as delivered via common carrier pipelines that originate in Canada, Wyoming and Colorado. We also receive crude oil via the SLC Pipeline, a joint venture common carrier pipeline in which HEP owns a 25% interest. Supplies of black wax crude oil are shipped via truck.

Table of Content

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

Other Assets

We own a 50% joint venture interest in Sabine Biofuels II, LLC, a 30 million gallon per year biodiesel production facility located near Port Arthur, Texas.

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

HEP's recent acquisitions (2009 through present) are summarized below:

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

Table of Content

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

Transportation Agreements

Agreements with HEP
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring in 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of December 31, 2013, these agreements result in minimum annualized payments to HEP of $225.5 million.

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

As of December 31, 2013, HEP's assets include:

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

•	approximately 970 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that deliver crude oil to our Navajo Refinery;

•	approximately 10 miles of refined product pipelines that support our Woods Cross Refinery located near Salt Lake City, Utah;

•	gasoline and diesel connecting pipelines that support our Tulsa East facility;

•	five intermediate product and gas pipelines between the Tulsa East and Tulsa West facilities; and

•	crude receiving assets located at our Cheyenne Refinery.

Refined Product Terminals and Refinery Tankage

•
four refined product terminals located in El Paso, Texas; Moriarty and Bloomfield, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1,300,000 barrels, that are integrated with HEP's refined product pipeline system that serves our Navajo Refinery;

•	one refined product terminal located in Spokane, Washington, with a capacity of approximately 400,000 barrels, that serves third-party common carrier pipelines;

Table of Content

•	one refined product terminal near Mountain Home, Idaho, with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base;

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

•	on-site crude oil tankage at our Tulsa, Navajo, Cheyenne and Woods Cross Refineries having an aggregate storage capacity of approximately 1,200,000 barrels; and

•	on-site refined and intermediate product tankage at our El Dorado, Tulsa and Cheyenne Refineries having an aggregate storage capacity of approximately 8,400,000 barrels.

Additionally, HEP owns a 75% interest in UNEV, which owns the UNEV Pipeline, a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada together with terminal facilities in the Cedar City, Utah and North Las Vegas areas, and a 25% interest in SLC Pipeline LLC, which owns a 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.

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

Employees and Labor Relations
As of December 31, 2013, we had 2,662 employees, of which 886 are currently covered by collective bargaining agreements having various expiration dates between 2015 and 2018. We consider our employee relations to be good.

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

Also, we are subject to the EPA's new Control of Hazardous Air Pollutants from Mobile Sources (“MSAT2”) regulations on gasoline that impose reductions in the benzene content of our produced gasoline. Our refineries currently purchase a portion of their benzene credits to meet these requirements. If economically justified, we could implement additional benzene reduction projects to eliminate the need to purchase benzene credits.

Table of Content

The Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 prescribe certain percentages of renewable fuels (e.g., ethanol and biofuels) that, where required, must be blended into our produced gasoline and diesel. Additional changes in fuel standards, tier III standards, to reduce vehicle emissions are expected to be finalized by the end of February 2014. These new requirements, other requirements of the CAA, and other presently existing or future environmental regulations may, where required, cause us to make substantial capital expenditures and purchase credits at significant cost to enable our refineries to produce products that meet applicable requirements.

Further regulatory requirements have emerged from concerns over the potential climate impacts of certain "greenhouse gases" such as carbon dioxide and methane. In response to a statutory directive, the EPA has promulgated rules requiring the reporting of greenhouse gas emissions. In 2010, the EPA promulgated regulations applying construction and operating permit requirements under the CAA's Prevention of Significant Deterioration and Title V programs to sources with potential greenhouse gas emissions above certain threshold levels. The EPA has also announced its intention to issue a New Source Performance Standard directly regulating greenhouse gas emissions from refineries. Proposals both expanding and limiting the EPA's authority in this area continue to be considered in Congress. Litigation challenging the EPA's authority over greenhouse gas emissions also is pending in federal court. The U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) decided in 2012 to uphold the rules, but the U.S. Supreme Court has agreed to review that decision.

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

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2013, we had an accrual of $87.8 million related to such environmental liabilities.

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

Table of Content

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

We do not produce crude oil and must purchase all our crude oil, the price of which fluctuates based upon worldwide and local market conditions. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond our control. For example, the reversal of certain existing pipelines or the construction of certain new pipelines transporting additional crude oil or refined products to markets that serve competing refineries could affect the market dynamic that has allowed us to take advantage of favorable pricing. Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and / or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, crude oil supply contracts are generally short-term contracts with market-responsive pricing provisions. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial condition and results of operations.

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

Table of Content

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

Refinery and pipeline operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances by pipeline, truck, rail and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of the environment. Permits are required under these laws for the operation of our refineries, pipelines and related operations, and these permits are subject to revocation, modification and renewal or may require operational changes, which may involve significant costs. Furthermore, a violation of permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or refinery shutdowns. In addition, major modifications of our operations due to changes in the law could require changes to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. Over the years, there have been and continue to be ongoing communications, including notices of violations, and discussions about environmental matters between us and federal and state authorities, some of which have resulted or will result in changes to operating procedures and in capital expenditures. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of operations and capital requirements.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. The matters include, but are not limited to, soil, groundwater and waterway contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed.

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

Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety, training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. Failure to appropriately manage occupational health and safety risks associated with our business could also adversely impact our employees, communities, stakeholders, reputation and results of operations.

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

Table of Content

For additional information on regulations and related liabilities or potential liabilities affecting our business, see “Regulation” under Items 1 and 2, “Business and Properties,” and Item 3, “Legal Proceedings.”

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the refined products we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal CAA. The EPA also adopted two sets of rules regulating GHG emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which may require permits for emissions of GHGs from certain large stationary sources. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions were upheld by the D.C. Circuit, but the U.S. Supreme Court has agreed to review that decision in response to petitions by numerous parties. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis. The EPA has also announced its intention to issue a New Source Performance Standard directly regulating GHG emissions from refineries.

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

Table of Content

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

Also, the potential operation of new or expanded refined product transportation pipelines, or the conversion of existing pipelines into refined product transportation pipelines, could impact the supply of refined products to our existing markets and negatively affect our profitability.

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

We utilize various common carrier or other third party pipeline systems to deliver our products to market. The key systems utilized by the Cheyenne, El Dorado, Navajo, Woods Cross, and Tulsa Refineries are Rocky Mountain, NuStar Energy, SFPP and Plains, Chevron, and Magellan, respectively. All five refineries also utilize systems owned by HEP. If these key pipelines or their associated tanks and terminals become inoperative or decrease the capacity available to us, we may not be able to sell our product, or we may be required to hold our product in inventory or supply products to our customers through an alternative pipeline or by rail or additional tanker trucks from the refinery, all of which could increase our costs and result in a decline in profitability.

Table of Content

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

The domestic and global financial markets and economic conditions are disrupted and volatile from time to time due to a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions and uncertainty in the financial services sector. In addition, the fixed-income markets have experienced periods of extreme volatility, which negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from these markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers. In addition, lending counterparties under any existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be required to sell assets. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or construction projects, take advantage of other business opportunities or respond to competitive pressures, comply with regulatory requirements, or meet our short-term or long-term working capital requirements, any of which could have a material adverse effect on our revenues and results of operations. Failure to comply with regulatory requirements in a timely manner or meet our short-term or long-term working capital requirements could subject us to regulatory action.

We depend upon HEP for a substantial portion of the crude supply and distribution network that serve our refineries and we own a significant equity interest in HEP.

We currently own a 39% interest in HEP, including the 2% general partner interest. HEP operates a system of crude oil and petroleum product pipelines, distribution terminals and refinery tankage in Arizona, Idaho, Kansas, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, leasing certain pipeline capacity to Alon, charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves the Cheyenne, El Dorado, Navajo, Woods Cross and Tulsa Refineries under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2019 through 2026. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:

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

For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” For risks related to HEP's business, see Item 1A of HEP's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Table of Content

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

Table of Content

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

The operating and financial restrictions and covenants in our credit facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our revolving credit facility imposes usual and customary requirements for this type of credit facility, including: (i) limitations on liens, investments, indebtedness and dividends; (ii) a prohibition on changes in control and (iii) restrictions on engaging in mergers, consolidations and sales of assets, entering into certain lease obligations, and making certain investments or capital expenditures. If we fail to satisfy the covenants set forth in the credit facility or another event of default occurs under the facility, the maturity of the loan could be accelerated or we could be prohibited from borrowing for our future working capital needs and issuing letters of credit. We might not have, or be able to obtain, sufficient funds to make these immediate payments. If we desire to undertake a transaction that is prohibited by the covenants in our credit facility, we will need to obtain consent under our credit facility. Such refinancing may not be possible or may not be available on commercially acceptable terms. In addition, our obligations under our credit facility are secured by inventory, receivables and pledged cash assets. If we are unable to repay our indebtedness under our credit facility when due, the lenders could seek to foreclose on the assets or we may be required to contribute additional capital to our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Table of Content

Our business may suffer due to a change in the composition of our Board of Directors, or by the departure of any of our key senior executives or other key employees. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.

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

As of December 31, 2013, approximately 33% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

The market price of our common stock may fluctuate significantly, and the value of a stockholder’s investment could be impacted.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic and stock market conditions;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	future sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	sales of common stock by us, our senior officers or our affiliates; and/or

•	the other factors described in these Risk Factors.

In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

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

Table of Content

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

Frontier Refining LLC (“FR”), our wholly-owned subsidiary, has undertaken environmental audits at the Cheyenne Refinery regarding compliance with federal and state environmental requirements. By letters dated October 5, 2012, and November 7, 2012, and January 10, 2013, and pursuant to EPA's audit policy to the extent applicable, FR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting requirements, and provisions of a 2009 federal consent decree. By letters dated October 31, 2012, February 6, 2013, June 21, 2013, July 9, 2013, and July 25, 2013, and pursuant to applicable Wyoming audit statutes, FR submitted environmental audit reports to the Wyoming Department of Environmental Quality (“WDEQ”) voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery's state air permit and other environmental regulatory requirements. Additional self-disclosures and follow-up correspondence are anticipated as the audit activities are completed. No further action has been taken by either agency at this time. The Cheyenne Refinery also has four outstanding Notices of Violations issued in 2010, 2011 and 2013 that are subject to ongoing settlement negotiations with the WDEQ. Additional air and other environmental audits for the Cheyenne Refinery are scheduled for 2014.

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

Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.” The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends declared per share and the trading volume of common stock for the periods indicated:

Years Ended December 31,	High	Low	Dividends	Trading Volume
2013
Fourth quarter	$50.63	$39.65	$0.800	230,186,600
Third quarter	$47.21	$38.98	$0.800	174,416,900
Second quarter	$52.87	$39.96	$0.800	229,246,900
First quarter	$59.20	$42.76	$0.800	217,439,700

2012
Fourth quarter	$47.39	$36.22	$0.700	161,950,900
Third quarter	$42.33	$33.92	$1.150	171,023,300
Second quarter	$36.10	$28.05	$0.650	232,551,400
First quarter	$36.45	$23.96	$0.600	230,380,300

In January 2012, our Board of Directors approved a $350 million stock repurchase program, and in June 2012, approved an additional $350 million repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. These programs may be discontinued at any time by the Board of Directors. The following table includes repurchases made under this program during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 2013	423,800	$42.80	423,800	$313,327,358
November 2013	40,000	$43.90	40,000	$311,571,488
December 2013 (1)	475,000	$47.83	—	$311,571,488
Total for October to December 2013	938,800		463,800

(1) The December 2013 shares repurchased were not purchased under our approved stock repurchase program, but rather pursuant to separate authority from our Board of Directors. These repurchases were made in the open market.

As of February 11, 2014, we had approximately 127,580 stockholders, including beneficial owners holding shares in street name.

We intend to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors. Our credit agreement and senior notes limit the payment of dividends. See Note 12 “Debt” in the Notes to Consolidated Financial Statements.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
FINANCIAL DATA (1)
For the period
Sales and other revenues	$20,160,560	$20,090,724	$15,439,528	$8,322,929	$4,834,268
Income from continuing operations before income taxes	1,159,399	2,787,995	1,641,695	192,363	43,803
Income tax provision	391,576	1,027,962	581,991	59,312	7,460
Income from continuing operations	767,823	1,760,033	1,059,704	133,051	36,343
Income from discontinued operations, net of taxes (2)	—	—	—	—	16,926
Net income	767,823	1,760,033	1,059,704	133,051	53,269
Less net income attributable to noncontrolling interest	31,981	32,861	36,307	29,087	33,736
Net income attributable to HollyFrontier stockholders	$735,842	$1,727,172	$1,023,397	$103,964	$19,533
Earnings per share attributable to HollyFrontier stockholders - basic	$3.66	$8.41	$6.46	$0.98	$0.20
Earnings per share attributable to HollyFrontier stockholders - diluted	$3.64	$8.38	$6.42	$0.97	$0.20
Cash dividends declared per common share	$3.20	$3.10	$1.34	$0.30	$0.30
Average number of common shares outstanding:
Basic	200,419	204,379	157,948	106,436	100,836
Diluted	201,234	205,274	158,756	107,218	101,206

Net cash provided by operating activities	$869,174	$1,662,687	$1,338,391	$283,255	$211,545
Net cash provided by (used for) investing activities	$(526,735)	$(711,104)	$228,494	$(213,232)	$(534,603)
Net cash provided by (used for) financing activities	$(1,160,035)	$(772,788)	$(217,082)	$34,482	$406,849

At end of period
Cash, cash equivalents and investments in marketable securities	$1,665,263	$2,393,401	$1,840,610	$230,444	$125,819
Working capital	$2,221,954	$2,815,821	$2,030,063	$313,580	$257,899
Total assets	$10,056,739	$10,328,997	$9,576,243	$3,049,951	$2,766,318
Total debt (3)	$997,519	$1,336,238	$1,214,742	$810,561	$707,458
Total equity	$6,609,398	$6,642,658	$5,835,900	$1,288,139	$1,207,781

(1)
We merged with Frontier on July 1, 2011. Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011. See “Company Overview” under Items 1 and 2, “Business and Properties” for information on our merger.

(2)	On December 1, 2009, HEP sold its 70% interest in Rio Grande. Results of operations of Rio Grande are presented in discontinued operations.

(3)	Includes total HEP debt of $807.6 million, $864.7 million, $525.9 million, $482.3 million and $379.2 million, respectively, which is non-recourse to HollyFrontier.

Table of Content

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the year ended December 31, 2013, net income attributable to HollyFrontier stockholders was $735.8 million compared to $1,727.2 million for the year ended December 31, 2012.

Overall gross refining margins per produced product sold decreased 36% over the year ended December 31, 2012 due principally to significant contraction in WTI to Brent crude differentials as well as lower discounts on heavy sour crudes purchased during the second and third quarters of 2013.

Net income for the year ended December 31, 2013 reflects pension settlement and debt extinguishment charges of $39.5 million and $22.1 million, respectively. Also affecting current year net income were the effects of planned turnarounds at our El Dorado, Tulsa and Navajo Refineries as well as unplanned downtime incurred at each of our El Dorado and Cheyenne Refineries due to FCC unit issues during the second quarter of 2013.

Our financial and operating results additionally reflect lower crude oil throughput rates for the Southwest region, which averaged 74,370 BPD for the fourth quarter of 2013 compared to 99,610 BPD for the same period last year, as a result of waste water constraints at our Navajo Refinery during late 2013. This matter was resolved in January 2014 and throughput rates have since returned to planned levels.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). This differential constantly changes and at times can be volatile. While we have experienced wide differentials (with Brent prices in excess of WTI prices) in recent years, which have significantly enhanced our profitability, the differential between Brent and WTI narrowed significantly during the second half of 2013 - averaging approximately one-half of the differential experienced during 2012. Differentials are likely to continue to be volatile in the near term. However, we expect the Brent to WTI differential to rebound upon completion of additional northern tier pipeline capacity into Cushing, Oklahoma, which we believe will create a surplus of light sweet crude oil on the U.S. Gulf Coast. Ultimately, we believe pipeline tariffs from Cushing to the Gulf Coast plus marine transportation costs to transport product from the Gulf Coast to alternative markets will set the inland - coastal differential.

Table of Content

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS2 regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. As of December 2013, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements. Recently, due in part to the nation's fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile with the price dramatically increasing due to real or perceived future shortages in RINs. As a result, we expect to continue to experience higher than historical costs to comply with the renewable fuel mandate. In the wholesale markets we serve, we are seeing price adjustments to indicate that the cost of RINs is being largely borne by the consumer at the pump. However, we continue to use various approaches to mitigate our exposure to the increasing cost of RINs, which include additional renewable fuel blending, shifts in our refined product slate and changes in the way we conduct marketing operations. We cannot predict with certainty whether and to what extent we will be successful in mitigating our exposure to increased RINs costs, and anticipate that increased compliance costs may negatively impact our future results of operations. In 2013, our ethanol RINs purchases from third parties totaled approximately 215 million RINs.

A more detailed discussion of our financial and operating results for the years ended December 31, 2013, 2012 and 2011 is presented in the following sections.

Table of Content

Results Of Operations

Financial Data

	Years Ended December 31,
	2013	2012	2011 (1)
	(In thousands, except per share data)
Sales and other revenues	$20,160,560	$20,090,724	$15,439,528
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	17,392,227	15,840,643	12,680,078
Operating expenses (exclusive of depreciation and amortization)	1,090,850	994,966	748,081
General and administrative expenses (exclusive of depreciation and amortization)	127,963	128,101	120,114
Depreciation and amortization	303,446	242,868	159,707
Total operating costs and expenses	18,914,486	17,206,578	13,707,980
Income from operations	1,246,074	2,884,146	1,731,548
Other income (expense):
Earnings (loss) of equity method investments	(2,072)	2,923	2,300
Interest income	5,556	4,786	1,284
Interest expense	(68,050)	(104,186)	(78,323)
Loss on early extinguishment of debt	(22,109)	—	—
Gain on sale of marketable securities	—	326	—
Merger transaction costs	—	—	(15,114)
	(86,675)	(96,151)	(89,853)
Income before income taxes	1,159,399	2,787,995	1,641,695
Income tax provision	391,576	1,027,962	581,991
Net income	767,823	1,760,033	1,059,704
Less net income attributable to noncontrolling interest	31,981	32,861	36,307
Net income attributable to HollyFrontier stockholders	$735,842	$1,727,172	$1,023,397
Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.66	$8.41	$6.46
Diluted	$3.64	$8.38	$6.42
Cash dividends declared per common share	$3.20	$3.10	$1.34
Average number of common shares outstanding:
Basic	200,419	204,379	157,948
Diluted	201,234	205,274	158,756

(1) Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011.

Other Financial Data

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$869,174	$1,662,687	$1,338,391
Net cash provided by (used for) investing activities	$(526,735)	$(711,104)	$228,494
Net cash used for financing activities	$(1,160,035)	$(772,788)	$(217,082)
Capital expenditures	$425,127	$335,263	$374,241
EBITDA (1)	$1,515,467	$3,097,402	$1,842,134

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

Our operations are organized into two reportable segments, Refining and HEP. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

	Years Ended December 31,
	2013	2012	2011 (10)
Consolidated
Crude charge (BPD) (1)	387,520	415,210	315,000
Refinery throughput (BPD) (2)	424,780	453,740	340,200
Refinery production (BPD) (3)	413,820	442,730	331,890
Sales of produced refined products (BPD)	410,730	431,060	332,720
Sales of refined products (BPD) (4)	446,390	443,620	340,630
Refinery utilization (5)	87.5%	93.7%	89.9%

Average per produced barrel (6)
Net sales	$115.60	$119.48	$118.82
Cost of products (7)	99.61	94.59	98.18
Refinery gross margin	15.99	24.89	20.64
Refinery operating expenses (8)	6.15	5.49	5.36
Net operating margin	$9.84	$19.40	$15.28

Refinery operating expenses per throughput barrel (9)	$5.95	$5.22	$5.24

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

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

Table of Content

Results of Operations – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2013 was $735.8 million ($3.66 per basic and $3.64 per diluted share), a $991.4 million decrease compared to $1,727.2 million ($8.41 per basic and $8.38 per diluted share) for the year ended December 31, 2012. Net income decreased due principally to a year-over-year decrease in refining margins, refinery downtime and pension settlement and debt extinguishment charges. Refinery gross margins for the year ended December 31, 2013 decreased to $15.99 per produced barrel from $24.89 for the year ended December 31, 2012.

Sales and Other Revenues
Sales and other revenues increased slightly from $20,090.7 million for the year ended December 31, 2012 to $20,160.6 million for the year ended December 31, 2013 due to higher refined product sales volumes, partially offset by a decrease in year-over-year sales prices. The average sales price we received per produced barrel sold decreased 3% from $119.48 for the year ended December 31, 2012 to $115.60 for the year ended December 31, 2013. Refined product sales volumes for the current period reflect higher volumes of purchased products, comprising 8% of total refined products sales compared to 3% for the year ended December 31, 2012 due to a decrease in refinery production and corresponding sales volumes of produced product as a result of planned turnaround and maintenance projects at our refineries and other unplanned refinery outages during the current year. Sales and other revenues for the years ended December 31, 2013 and 2012 include $53.4 million and $47.6 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 10% from $15,840.6 million for the year ended December 31, 2012 to $17,392.2 million for the year ended December 31, 2013, due principally to higher refined product sales volumes and crude costs for the current year. The sales volume increase is attributable to higher sales volumes of purchased products caused in part, by planned turnaround projects and unplanned refinery outages during the year ended December 31, 2013. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 5% from $94.59 for the year ended December 31, 2012 to $99.61 for the year ended December 31, 2013.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 36% from $24.89 for the year ended December 31, 2012 to $15.99 for the year ended December 31, 2013. This was due to a decrease in average per barrel sales prices for refined products sold combined with increased crude oil and feedstock prices for the current year. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 10% from $995.0 million for the year ended December 31, 2012 to $1,090.9 million for the year ended December 31, 2013 due principally to higher repair and maintenance and fuel costs during the current year period and $31.7 million in pension settlement costs, partially offset by a decrease in environmental remediation costs. For the years ended December 31, 2013 and 2012, operating expenses include $95.7 million and $88.9 million, respectively, in costs attributable to HEP operations.

General and Administrative Expenses
General and administrative expenses were $128.0 million and $128.1 million for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, general and administrative expenses include $9.4 million and $5.3 million, respectively, in costs attributable to HEP operations.

Depreciation and Amortization Expenses
Depreciation and amortization increased 25% from $242.9 million for the year ended December 31, 2012 to $303.4 million for the year ended December 31, 2013. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. For the years ended December 31, 2013 and 2012, depreciation and amortization expenses include $64.7 million and $57.8 million, respectively, in costs attributable to HEP operations.

Interest Income
Interest income for the year ended December 31, 2013 was $5.6 million compared to $4.8 million for the year ended December 31, 2012. This increase was due to interest received on increased investments in marketable debt securities during the current year period.

Table of Content

Interest Expense
Interest expense was $68.1 million for the year ended December 31, 2013 compared to $104.2 million for the year ended December 31, 2012. This decrease was due to lower year-over-year debt levels principally as a result of the redemption of our $286.8 million 9.875% senior notes in June 2013 and $200 million 8.5% senior notes in September 2012. For the years ended December 31, 2013 and 2012, interest expense included $46.8 million and $57.2 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017 at a redemption cost of $301.0 million, at which time we recognized a $22.1 million early extinguishment loss consisting of a $14.2 million debt redemption premium and an unamortized discount of $7.9 million.

Income Taxes
For the year ended December 31, 2013, we recorded income tax expense of $391.6 million compared to $1,028.0 million for the year ended December 31, 2012. This decrease was due principally to lower pre-tax earnings during the year ended December 31, 2013 compared to the same period of 2012. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 33.8% and 36.9% for the years ended December 31, 2013 and 2012, respectively. Our effective tax rate for GAAP disclosure purposes reflects the inclusion of non-taxable earnings attributable to noncontrolling interest holders in the denominator of our effective tax rate computation.

Results of Operations – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2012 was $1,727.2 million ($8.41 per basic and $8.38 per diluted share) a $703.8 million increase compared to $1,023.4 million ($6.46 per basic and $6.42 per diluted share) for the year ended December 31, 2011. Net income increased due principally to greater operating scale following our July 1, 2011 merger and higher refining margins in 2012. Refinery gross margins for the year ended December 31, 2012 increased to $24.89 per produced barrel compared to $20.64 for the year ended December 31, 2011.

Sales and Other Revenues
Sales and other revenues increased 30% from $15,439.5 million for the year ended December 31, 2011 to $20,090.7 million for the year ended December 31, 2012, due principally to the inclusion of sales volumes and related revenues attributable to the El Dorado and Cheyenne Refineries for a full year period and higher sales volumes of refined products produced from the legacy Holly refineries. Additionally, the average sales price we received per produced barrel sold increased 1% from $118.82 for the year ended December 31, 2011 to $119.48 for the year ended December 31, 2012. Sales and other revenues for the years ended December 31, 2012 and 2011, include $47.6 million and $46.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 25% from $12,680.1 million for the year ended December 31, 2011 to $15,840.6 million for the year ended December 31, 2012, due principally to the inclusion of sales volumes and related cost of products sold at the El Dorado and Cheyenne Refineries, partially offset by lower crude oil costs for 2012. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 4% from $98.18 for the year ended December 31, 2011 to $94.59 for the year ended December 31, 2012.

Gross Refinery Margins
Gross refining margin per produced barrel increased 21% from $20.64 for the year ended December 31, 2011 to $24.89 for the year ended December 31, 2012. This is due to the effects of a current year decrease in crude oil and feedstock prices along with slightly higher sales prices received on produced products sold. Gross refinery margin does not include the effects of depreciation or amortization.

Table of Content

Operating Expenses
Operating expenses, exclusive of depreciation and amortization increased 33% from $748.1 million for the year ended December 31, 2011 to $995.0 million for the year ended December 31, 2012, due principally to the inclusion of the legacy Frontier refinery operations for a full-year period and higher repair and maintenance and environmental remediation costs. In 2012, we increased certain environmental remediation accruals by $46.1 million to reflect revisions to certain cost estimates and the timeframe for which certain environmental remediation and monitoring activities are expected to occur. Also contributing to a much lesser extent were increased payroll costs attributable to the legacy Holly refining operations. For the years ended December 31, 2012 and 2011, operating expenses include $88.9 million and $61.1 million, respectively, in costs attributable to HEP operations.

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

Income Taxes
For the year ended December 31, 2012, we recorded income tax expense of $1,028.0 million compared to $582.0 million for the year ended December 31, 2011. This increase is due principally to significantly higher pre-tax earnings for the year ended December 31, 2012 compared to the same period of 2011. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 36.9% and 35.5% for the years ended December 31, 2012 and 2011, respectively. Our effective tax rate for GAAP disclosure purposes reflects the inclusion of non-taxable earnings attributable to noncontrolling interest holders in the denominator of our effective tax rate computation.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement that matures in July 2016 (the “HollyFrontier Credit Agreement”) and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At December 31, 2013, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $5.2 million under the HollyFrontier Credit Agreement.

Table of Content

HEP Credit Agreement
HEP has a $650 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At December 31, 2013, HEP was in compliance with all of its covenants, had outstanding borrowings of $363.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HEP Credit Agreement bears interest, at their option, at either a reference rate announced by the administrative agent plus an applicable margin or at a rate equal to LIBOR plus an applicable margin. In each case, the applicable margin is based upon the ratio of HEP’s funded debt to earnings before interest, taxes, depreciation and amortization (as defined in the HEP Credit Agreement). The interest rates in effect on HEP’s Credit Agreement borrowings were 2.163% and 2.456% at December 31, 2013 and 2012, respectively.

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our consolidated balance sheets). Indebtedness under the HEP Credit Agreement involves recourse to HEP Logistics Holdings, L.P., its general partner, and is guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no recourse to our other assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HollyFrontier Senior Notes
Our 6.875% senior notes ($150.0 million principal amount maturing November 2018) (the “HollyFrontier Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. Additionally, we have certain redemption rights under the HollyFrontier Senior Notes.

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of December 31, 2013, the HollyFrontier Senior Notes were rated investment grade (BBB-) by Standard & Poor's and also investment grade (Baa3) by Moody's. As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

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

The 8.25% and 6.5% HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes. On February 12, 2014, HEP announced that it will redeem all of its outstanding 8.25% senior notes. The redemption price will be equal to 104.125% of the principal amount for a total payment to the holders of the notes of approximately $156.2 million plus accrued interest. The redemption of the 8.25% senior notes is scheduled to occur on March 15, 2014. HEP plans to fund the redemption with borrowings under the HEP Credit Agreement.

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

As of December 31, 2013, our cash, cash equivalents and investments in marketable securities totaled $1.7 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

We have a Board approved stock repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of December 31, 2013, we had remaining authorization to repurchase up to $311.6 million under this stock repurchase program.

Cash and cash equivalents decreased $817.6 million for the year ended December 31, 2013. Net cash used for investing and financing activities of $526.7 million and $1,160.0 million, respectively, exceeded net cash provided by operating activities of $869.2 million. Working capital decreased by $593.9 million during the year ended December 31, 2013.

Cash Flows – Operating Activities

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash flows provided by operating activities were $869.2 million for the year ended December 31, 2013 compared to $1,662.7 million for the year ended December 31, 2012, a decrease of $793.5 million. Net income for the year ended December 31, 2013 was $767.8 million, a decrease of $992.2 million compared to $1,760.0 million for the year ended December 31, 2012. Reconciling adjustments to net income consisted of depreciation and amortization, earnings of equity method investments, net of distributions, the write-off of an unamortized discount on the early extinguishment of debt, gain on sale of equity securities, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and loss on settlement of retirement benefit obligations, net of contributions which totaled $430.4 million for the year ended December 31, 2013 compared to $410.7 million for the same period in 2012. Changes in working capital items decreased cash flows by $157.0 million for the year ended December 31, 2013 compared to $398.0 million for the year ended December 31, 2012. Additionally, for the year ended December 31, 2013, refinery turnaround expenditures increased to $193.9 million from $159.7 million for the same period of 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net cash flows provided by operating activities were $1,662.7 million for the year ended December 31, 2012 compared to $1,338.4 million for the year ended December 31, 2011, an increase of $324.3 million. Net income for the year ended December 31, 2012 was $1,760.0 million, an increase of $700.3 million compared to $1,059.7 million for the year ended December 31, 2011. Reconciling adjustments consisting of depreciation and amortization, earnings of equity method investments, net of distributions, gain on sale of equity securities, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and loss on settlement of retirement benefit obligations, net of contributions resulted in an increase to operating cash flows of $433.0 million for the year ended December 31, 2012 compared to $182.3 million for the same period in 2011. Changes in working capital items decreased cash flows by $398.0 million for the year ended December 31, 2012 compared to an increase of $147.3 million for the year ended December 31, 2011. The decrease in working capital items for the year ended December 31, 2012 was due principally to higher inventory levels and a decrease in income taxes payable and accrued liabilities due to timing differences of payments during the fourth quarter of 2012 relative to 2011. Additionally, for the year ended December 31, 2012, refinery turnaround expenditures increased to $159.7 million from $32.0 million for the same period of 2011.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash flows used for investing activities were $526.7 million for the year ended December 31, 2013 compared to $711.1 million for the year ended December 31, 2012, a decrease of $184.4 million. Cash expenditures for properties, plants and equipment for 2013 increased to $425.1 million from $335.3 million for the same period in 2012. These include HEP capital expenditures of $51.9 million and $44.9 million for the years ended December 31, 2013 and 2012, respectively. In addition, for the year ended December 31, 2013, we received proceeds of $7.8 million from the sale of property and equipment, invested and advanced a net total of $8.7 million to Sabine Biofuels and acquired trucking operations for $11.3 million. For the year ended December 31, 2012, we invested $2.0 million in Sabine Biofuels. Also for the years ended December 31, 2013 and 2012, we invested $935.5 million and $671.6 million, respectively, in marketable securities and received proceeds of $846.1 million and $297.7 million, respectively, from the sale or maturity of marketable securities.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net cash flows used for investing activities were $711.1 million for the year ended December 31, 2012 compared to net cash flows provided by investing activities of $228.5 million for the year ended December 31, 2011, a decrease of $939.6 million. Investing activities for 2011 reflect a net cash inflow due to an $872.7 million increase in cash and cash equivalents as a result of our July 1, 2011 merger with Frontier. Cash expenditures for properties, plants and equipment for 2012 decreased to $335.3 million from $374.2 million for the same period in 2011. These include HEP capital expenditures of $44.9 million and $216.2 million for the years ended December 31, 2012 and 2011, respectively, which include 2011 capital expenditures of $164.3 million to construct the UNEV Pipeline. Also for the years ended December 31, 2012 and 2011, we invested $2.0 million and $9.1 million, respectively, in Sabine Biofuels and $671.6 million and $561.9 million, respectively, in marketable securities and received proceeds of $297.7 million and $301.0 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2014 is $185.0 million including both sustaining capital and major capital projects. We expect to spend approximately $400.0 million to $450.0 million in cash for capital projects appropriated in 2014 and prior years. In addition, we expect to spend $77.0 million on refinery turnarounds. Refinery turnaround spending is amortized over the useful life of the turnaround. Our new capital appropriation for 2014 and expected cash spending is as follows:

	New Appropriation	Expected Cash Spending Range
	(In millions)
Location:
El Dorado	$43.0	$85.0	–	$96.0
Tulsa	22.0	54.0	–	61.0
Navajo	17.0	24.0	–	27.0
Cheyenne	74.0	80.0	–	90.0
Woods Cross	14.0	142.0	–	160.0
Corporate and Other	15.0	15.0	–	16.0
Total	$185.0	$400.0	–	$450.0

Type:
Sustaining	$51.0	$66.0	–	$74.0
Reliability and Growth	40.0	234.0	–	263.0
Compliance and Safety	94.0	100.0	–	113.0
Total	$185.0	$400.0	–	$450.0

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

El Dorado Refinery
Capital projects at the El Dorado Refinery include naphtha fractionation, an additional hydrogen plant and a Low-Nox addition to the FCC unit flue gas scrubber. Continuing project work is planned to include upgrades to the FCC unit to improve liquid yield, upgrades to the crude unit desalter and a new tail gas treatment unit to reduce air emissions in compliance with the El Dorado Refinery's existing EPA consent decree.

Tulsa Refineries
Capital spending for the Tulsa Refineries in 2014 includes previously approved capital appropriations for a gasoline-blending system and numerous infrastructure upgrades. Spending on maintenance capital items and general improvements continues at an elevated level at the Tulsa Refineries due to perceived opportunities.

Navajo Refinery
The Navajo Refinery capital spending in 2014 will be principally on previously approved capital appropriations as well as maintenance capital spending. Included among previously approved capital projects is a $25.0 million upgrade to the Navajo Refinery's waste water treatment system.

Cheyenne Refinery
We are continuing with our previously approved plan to install a new hydrogen plant at the Cheyenne Refinery. The hydrogen plant, along with a previously approved naphtha fractionation project, is anticipated to allow us to reduce benzene content in Cheyenne gasoline production, while at the same time improving the refinery's overall liquid yields and light oils production. Previously appropriated projects still underway at Cheyenne include wastewater treatment plant improvements, a wet gas scrubber for the FCC unit to reduce air emissions, a redundant tail gas unit associated with sulfur recovery processes and additional investment in the waste water treatment plant to reduce selenium concentration in waste water.

Woods Cross Refinery
Engineering continues on our previously announced expansion project to increase planned processing capacity to 45,000 BPSD, which is expected to cost $300.0 million. On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. The matter is now pending before an administrative law judge of the Utah Department of Environmental Quality. The expansion is expected to be completed in the fourth quarter of 2015. This project work includes a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. Long lead equipment has been ordered and detailed engineering is approximately 60% completed. The expansion, and expected completion timeline and cost, are subject to the Woods Cross refinery successfully obtaining the Approval Order.

Regulatory compliance items or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements.

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2014 HEP capital budget is comprised of $7.3 million for maintenance capital expenditures and $26.2 million for expansion capital expenditures. HEP expects to spend approximately $52.0 million in cash for capital projects approved in 2014 plus those approved in prior years but not yet completed, such as the projects discussed below.

Table of Content

HEP is proceeding with the expansion of its crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area. The expansion should provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to our New Mexico refining facilities. To complete the project, HEP plans to convert an existing refined products pipeline to crude oil service, construct several new pipeline segments, expand an existing pipeline and build new truck unloading stations and crude storage capacity. Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to cost between $45.0 million and $50.0 million. The project is expected to provide increased capacity of up to 100,000 BPD across HEP's system and is expected to be in full service no later than August 2014.

UNEV is proceeding with a project to enhance its product terminal in Las Vegas, Nevada. HEP expects that the project will cost approximately $13.0 million with construction expected to be completed no later than the second quarter of 2014.

Cash Flows – Financing Activities

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash flows used for financing activities were $1,160.0 million for the year ended December 31, 2013 compared to $772.8 million for the year ended December 31, 2012, an increase of $387.2 million. During the year ended December 31, 2013, we received $73.4 million from the sale of HEP common units, purchased $225.0 million in common stock, paid $645.9 million in dividends, paid $301.0 million upon the redemption of our 9.875% senior notes and recognized $2.6 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $310.6 million and repaid $368.6 million under the HEP Credit Agreement, paid distributions of $71.2 million to noncontrolling interests, purchased $5.3 million in HEP common units for recipients of its incentive grants and received proceeds of $73.4 million upon its March 2013 common unit offering. During the year ended December 31, 2012, we purchased $209.6 million in common stock, paid $658.1 million in dividends, received an $8.6 million payment pursuant to a structured share repurchase arrangement, paid $205.0 million in principal on our 9.875% senior notes and recognized $23.4 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $294.8 million in net proceeds upon the issuance of the HEP 6.5% senior notes, paid $185.0 million in principal on the HEP 6.25% senior notes, received $587.0 million and repaid $366.0 million under the HEP Credit Agreement, paid distributions of $58.8 million to noncontrolling interests, incurred $3.3 million in deferred financing costs and purchased $5.2 million in HEP common units in the open market for recipients of its incentive grants. Additionally, UNEV joint venture partner contributions of $6.0 million were received during the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net cash flows used for financing activities were $772.8 million for the year ended December 31, 2012 compared to $217.1 million for the year ended December 31, 2011, an increase of $555.7 million. During the year ended December 31, 2012, we purchased $209.6 million in common stock, paid $658.1 million in dividends, received an $8.6 million payment pursuant to a structured share repurchase arrangement, paid $205.0 million in principal on our 9.875% senior notes and recognized $23.4 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $294.8 million in net proceeds upon the issuance of the HEP 6.5% senior notes, paid $185.0 million in principal on the HEP 6.25% senior notes, received $587.0 million and repaid $366.0 million under the HEP Credit Agreement, paid distributions of $58.8 million to noncontrolling interests, incurred $3.3 million in deferred financing costs and purchased $5.2 million in HEP common units in the open market for recipients of its incentive grants. During the year ended December 31, 2011, we purchased $42.8 million in common stock, paid $252.1 million in dividends, paid $8.2 million in principal on our senior notes and recognized $1.8 million excess tax benefits on our equity-based compensation. Additionally, we incurred $8.6 million in deferred financing costs. Also during this period, HEP received $75.8 million in net proceeds upon the issuance of HEP common units, received $118.0 million and repaid $77.0 million under the HEP Credit Agreement, paid distributions of $50.9 million to noncontrolling interests, incurred $3.2 million in deferred financing costs and purchased $1.6 million in HEP common units in the open market for recipients of its incentive grants. UNEV joint venture partner contributions received during the years ended December 31, 2012 and 2011 were $6.0 million and $33.5 million, respectively.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2013 in total and by period due beginning in 2014. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” Also, the table below does not reflect renewal options on our operating leases that are likely to be exercised.

Table of Content

		Payments Due by Period
Contractual Obligations and Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
HollyFrontier Corporation (1) (2)
Long-term debt - principal (3)	$184,835	$1,666	$4,001	$155,093	$24,075
Long-term debt - interest (4)	78,511	14,446	28,224	26,273	9,568
Supply agreements (5)	902,799	599,759	279,030	13,720	10,290
Transportation and storage agreements (6)	1,274,077	144,434	265,304	205,015	659,324
Other long-term obligations	25,734	9,838	14,890	1,006	—
Operating leases	63,194	16,835	28,600	13,297	4,462
	2,529,150	786,978	620,049	414,404	707,719

Holly Energy Partners
Long-term debt - principal (7)	813,000	—	—	513,000	300,000
Long-term debt - interest (8)	221,804	39,748	79,497	73,309	29,250
Pipeline operating and right of way leases	24,607	6,874	13,729	3,642	362
Other agreements	17,034	1,987	3,904	3,904	7,239
	1,076,445	48,609	97,130	593,855	336,851
Total	$3,605,595	$835,587	$717,179	$1,008,259	$1,044,570

(1)
We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $9.0 million as of December 31, 2013 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14 “Income Taxes” in the Notes to Consolidated Financial Statements.

(2)
Amounts shown do not include commitments to deliver barrels of crude oil held for other parties at our refineries. We periodically hold crude oil owned by third parties in the storage tanks at our refineries, which may be run through production. We will be obligated to deliver these stored barrels of crude oil upon the other party's request.

(3)	Our long-term debt consists of the $150.0 million principal balance on our 6.875% senior notes and a long-term financing obligation having a principal balance of $34.8 million at December 31, 2013.

(4)	Interest payments consist of interest on our 6.875% senior notes and on our long-term financing obligation.

(5)
We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2014 and 2020 using current market rates.

(6)
Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2014 and 2032.

(7)
HEP's long-term debt consists of the $150.0 million and the $300.0 million principal balances on the 8.25% and 6.5% HEP senior notes and $363.0 million of outstanding borrowings under the HEP Credit Agreement. The HEP Credit Agreement expires in 2017.

(8)
Interest payments consist of interest on the 6.5% and 8.25% HEP senior notes and interest on long-term debt under the HEP Credit Agreement. Interest on the HEP Credit Agreement debt is based on the applicable rate of 2.17% at December 31, 2013.

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

Table of Content

Variable Interest Entities
HEP is a VIE as defined under GAAP. A VIE is a legal entity whose equity owners do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the equity holders lack the power, through voting rights, to direct the activities that most significantly impact the entity's financial performance. As the general partner of HEP, we have the sole ability to direct the activities of HEP that most significantly impact HEP's financial performance, and therefore we consolidate HEP.

We have a 50% ownership interest in Sabine Biofuels, a biofuels production facility that is also a VIE. We do not hold a controlling financial interest, nor do we have the power to direct the activities that most significantly impact its financial performance. Accordingly, we account for our investment using the equity method of accounting.

Derivative Instruments
We have commodity price swap, interest rate swap, physical and NYMEX futures contracts that are measured at fair value and recognized as other assets or liabilities in our consolidated balance sheets. Changes in fair value to derivative instruments are recognized in earnings unless specific hedge accounting criteria is met. Derivatives meeting certain hedge accounting criteria are designated as “accounting hedges” and changes in fair value are recorded directly to other comprehensive income. These gains or losses are reclassified to earnings as the hedging instruments mature. Also, on a quarterly basis, hedge ineffectiveness on our accounting hedges is measured by comparing the change in fair value of the derivative contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is recognized in earnings. See Note 13 “Derivative Instruments and Hedging Activities” in the Notes to Consolidated Financial Statements.

Inventory Valuation
Our crude oil and refined product inventories are stated at the lower of cost or market. Cost is determined using the LIFO inventory valuation methodology and market is determined using current estimated selling prices. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years when inventory volumes decline and result in charging cost of sales with LIFO inventory costs generated in prior periods. As of December 31, 2013, many of our LIFO inventory layers were valued at historical costs that were established in years when price levels were generally lower; therefore, our results of operation are less sensitive to current market price reductions. As of December 31, 2013, the excess of current cost over the LIFO inventory value of our crude oil and refined product inventories was $273.0 million. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

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

Long-lived Assets
We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset's carrying value exceeds its fair value, which is generally determined under an income approach using forecasted cash flows associated with the underlying asset. Estimates of future cash flows require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2013, 2012 and 2011.

Table of Content

Intangibles and Goodwill
Intangible assets are assets (other than financial assets) that lack physical substance. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized while intangible assets with finite useful lives are amortized on a straight-line basis. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the possibility of impairment. Our analysis entails a comparison of the estimated fair value of these assets that are derived using a combination of both income (discounted future expected net cash flows) and comparable market approaches against their respective carrying values. Estimates of future cash flows and fair value of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates. There were no impairments of intangible assets or goodwill during the years ended December 31, 2013, 2012 and 2011.

Environmental Costs: Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates require judgment with respect to costs, time frame and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

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

Table of Content

As of December 31, 2013, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Natural gas price swap - long	76,800,000	19,200,000	19,200,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	38,400,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI price swap - long	18,797,500	16,242,500	2,555,000	—	—	Barrels
Ultra-low sulfur diesel price swap - short	15,512,500	12,957,500	2,555,000	—	—	Barrels
Sub octane gasoline price swap - short	3,285,000	3,285,000	—	—	—	Barrels
WCS price swap - long	6,387,500	6,387,500	—	—	—	Barrels
NYMEX futures (WTI) - short	1,946,000	1,946,000	—	—	—	Barrels
Physical contracts - long	300,000	300,000	—	—	—	Barrels
Physical contracts - short	300,000	300,000	—	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at December 31,
Commodity-based Derivative Contracts	2013	2012
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$69,228	$29,230

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of December 31, 2013, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of December 31, 2013, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of December 31, 2013, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of December 31, 2013 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$150,000	$161,250	$3,443
HEP Senior Notes	$450,000	$471,750	$12,884

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2013, outstanding borrowings under the HEP Credit Agreement were $363.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 2.87%.

Table of Content

At December 31, 2013, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income attributable to HollyFrontier stockholders	$735,842	$1,727,172	$1,023,397
Add income tax provision	391,576	1,027,962	581,991
Add interest expense (1)	90,159	104,186	78,323
Subtract interest income	(5,556)	(4,786)	(1,284)
Add depreciation and amortization	303,446	242,868	159,707
EBITDA	$1,515,467	$3,097,402	$1,842,134

(1) Includes loss on early extinguishment of debt of $22.1 million for the year ended December 31, 2013.

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

Reconciliation of produced refined product sales to total sales and other revenues

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$115.60	$119.48	$118.82
Times sales of produced refined products sold (BPD)	410,730	431,060	332,720
Times number of days in period	365	366	365
Produced refined product sales	$17,330,342	$18,850,116	$14,429,833

Total produced refined product sales	$17,330,342	$18,850,116	$14,429,833
Add refined product sales from purchased products and rounding (1)	1,581,395	572,206	350,843
Total refined product sales	18,911,737	19,422,322	14,780,676
Add direct sales of excess crude oil (2)	1,052,915	505,971	558,855
Add other refining segment revenue (3)	140,791	114,662	52,899
Total refining segment revenue	20,105,443	20,042,955	15,392,430
Add HEP segment sales and other revenues	307,053	288,501	212,995
Add corporate and other revenues	1,314	1,048	1,098
Subtract consolidations and eliminations	(253,250)	(241,780)	(166,995)
Sales and other revenues	$20,160,560	$20,090,724	$15,439,528

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$99.61	$94.59	$98.18
Times sales of produced refined products sold (BPD)	410,730	431,060	332,720
Times number of days in period	365	366	365
Cost of products for produced products sold	$14,933,178	$14,923,271	$11,923,254

Total cost of products for produced products sold	$14,933,178	$14,923,271	$11,923,254
Add refined product costs from purchased products and rounding (1)	1,553,476	572,755	351,788
Total cost of refined products sold	16,486,654	15,496,026	12,275,042
Add crude oil cost of direct sales of excess crude oil (2)	1,048,224	492,790	550,619
Add other refining segment cost of products sold (4)	106,241	90,132	18,672
Total refining segment cost of products sold	17,641,119	16,078,948	12,844,333
Subtract consolidations and eliminations	(248,892)	(238,305)	(164,255)
Costs of products sold (exclusive of depreciation and amortization)	$17,392,227	$15,840,643	$12,680,078

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.15	$5.49	$5.36
Times sales of produced refined products sold (BPD)	410,730	431,060	332,720
Times number of days in period	365	366	365
Refinery operating expenses for produced products sold	$921,986	$866,146	$650,933

Total refinery operating expenses for produced products sold	$921,986	$866,146	$650,933
Add refining segment pension settlement costs	31,657	—	—
Add other refining segment operating expenses and rounding (5)	39,812	37,231	35,659
Total refining segment operating expenses	993,455	903,377	686,592
Add HEP segment operating expenses	97,081	89,395	63,029
Add corporate and other costs	1,739	2,721	427
Subtract consolidations and eliminations	(1,425)	(527)	(1,967)
Operating expenses (exclusive of depreciation and amortization)	$1,090,850	$994,966	$748,081

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$9.84	$19.40	$15.28
Add average refinery operating expenses per produced barrel	6.15	5.49	5.36
Refinery gross margin per barrel	15.99	24.89	20.64
Add average cost of products per produced barrel sold	99.61	94.59	98.18
Average sales price per produced barrel sold	$115.60	$119.48	$118.82
Times sales of produced refined products sold (BPD)	410,730	431,060	332,720
Times number of days in period	365	366	365
Produced refined product sales	$17,330,342	$18,850,116	$14,429,833

Total produced refined product sales	$17,330,342	$18,850,116	$14,429,833
Add refined product sales from purchased products and rounding (1)	1,581,395	572,206	350,843
Total refined product sales	18,911,737	19,422,322	14,780,676
Add direct sales of excess crude oil (2)	1,052,915	505,971	558,855
Add other refining segment revenue (3)	140,791	114,662	52,899
Total refining segment revenue	20,105,443	20,042,955	15,392,430
Add HEP segment sales and other revenues	307,053	288,501	212,995
Add corporate and other revenues	1,314	1,048	1,098
Subtract consolidations and eliminations	(253,250)	(241,780)	(166,995)
Sales and other revenues	$20,160,560	$20,090,724	$15,439,528

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2013 using the criteria for effective control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management concludes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. That report appears on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of HollyFrontier Corporation

We have audited HollyFrontier Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), (the “COSO criteria”). HollyFrontier Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on its Assessment of the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, HollyFrontier Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HollyFrontier Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013 and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of HollyFrontier Corporation

We have audited the accompanying consolidated balance sheets of HollyFrontier Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HollyFrontier Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HollyFrontier Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas
February 25, 2014

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents (HEP: $6,352 and $5,237, respectively)	$940,103	$1,757,699
Marketable securities	725,160	630,586
Total cash, cash equivalents and short-term marketable securities	1,665,263	2,388,285
Accounts receivable: Product and transportation (HEP: $34,736 and $38,097, respectively)	665,098	587,728
Crude oil resales	43,704	46,502
	708,802	634,230
Inventories: Crude oil and refined products	1,241,448	1,238,678
Materials, supplies and other (HEP: $1,591 and $1,259, respectively)	112,799	80,954
	1,354,247	1,319,632
Income taxes receivable	109,376	74,957
Prepayments and other (HEP: $2,283 and $2,360, respectively)	58,756	53,161
Total current assets	3,896,444	4,470,265

Properties, plants and equipment, at cost (HEP: $1,199,594 and $1,155,710, respectively)	4,343,857	3,943,114
Less accumulated depreciation (HEP: $(194,619) and $(141,154), respectively)	(949,261)	(748,414)
	3,394,596	3,194,700
Marketable securities (long-term)	—	5,116
Other assets: Turnaround costs	258,436	151,764
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,922	2,338,302
Intangibles and other (HEP: $74,979 and $76,300, respectively)	175,341	168,850
	2,765,699	2,658,916
Total assets	$10,056,739	$10,328,997

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $22,898 and $12,030, respectively)	$1,325,376	$1,314,151
Accrued liabilities (HEP: $28,668 and $23,705, respectively)	125,115	195,077
Deferred income tax liabilities	223,999	145,216
Total current liabilities	1,674,490	1,654,444

Long-term debt (HEP: $807,630 and $864,673, respectively)	997,519	1,336,238
Deferred income taxes (HEP: $5,287 and $4,951, respectively)	616,842	536,670
Other long-term liabilities (HEP: $35,918 and $28,683, respectively)	158,490	158,987

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of December 31, 2013 and December 31, 2012	2,560	2,560
Additional capital	3,990,630	3,911,353
Retained earnings	3,144,480	3,054,769
Accumulated other comprehensive income (loss)	822	(8,425)
Common stock held in treasury, at cost – 57,132,515 and 52,411,370 shares as of December 31, 2013 and December 31, 2012, respectively	(1,138,872)	(907,303)
Total HollyFrontier stockholders’ equity	5,999,620	6,052,954
Noncontrolling interest	609,778	589,704
Total equity	6,609,398	6,642,658
Total liabilities and equity	$10,056,739	$10,328,997

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2013 and December 31, 2012. HEP is a consolidated variable interest entity.

See accompanying notes.
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Sales and other revenues	$20,160,560	$20,090,724	$15,439,528
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	17,392,227	15,840,643	12,680,078
Operating expenses (exclusive of depreciation and amortization)	1,090,850	994,966	748,081
General and administrative expenses (exclusive of depreciation and amortization)	127,963	128,101	120,114
Depreciation and amortization	303,446	242,868	159,707
Total operating costs and expenses	18,914,486	17,206,578	13,707,980
Income from operations	1,246,074	2,884,146	1,731,548
Other income (expense):
Earnings (loss) of equity method investments	(2,072)	2,923	2,300
Interest income	5,556	4,786	1,284
Interest expense	(68,050)	(104,186)	(78,323)
Loss on early extinguishment of debt	(22,109)	—	—
Gain on sale of marketable equity securities	—	326	—
Merger transaction costs	—	—	(15,114)
	(86,675)	(96,151)	(89,853)
Income before income taxes	1,159,399	2,787,995	1,641,695
Income tax provision:
Current	277,172	932,554	590,851
Deferred	114,404	95,408	(8,860)
	391,576	1,027,962	581,991
Net income	767,823	1,760,033	1,059,704
Less net income attributable to noncontrolling interest	31,981	32,861	36,307
Net income attributable to HollyFrontier stockholders	$735,842	$1,727,172	$1,023,397
Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.66	$8.41	$6.46
Diluted	$3.64	$8.38	$6.42
Average number of common shares outstanding:
Basic	200,419	204,379	157,948
Diluted	201,234	205,274	158,756

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net income	$767,823	$1,760,033	$1,059,704
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	73	149	(530)
Reclassification adjustments to net income on sale or maturity of marketable securities	(39)	(385)	14
Net unrealized gain (loss) on marketable securities	34	(236)	(516)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(7,614)	(252,817)	171,252
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(14,318)	56,683	5,643
Amortization of unrealized loss attributable to discontinued cash flow hedges	1,749	5,095	41
Net unrealized gain (loss) on hedging instruments	(20,183)	(191,039)	176,936
Pension and other post-retirement benefit obligations:
Loss on pension plan	—	(3,485)	(2,191)
Pension plan loss reclassified to net income	37,589	1,956	2,302
Gain (loss) on post-retirement healthcare plan	3,301	55,402	(3,673)
Post-retirement healthcare plan (gain) loss reclassified to net income	(4,040)	(1,952)	158
Gain (loss) on retirement restoration plan	632	(593)	(281)
Retirement restoration plan loss reclassified to net income	111	63	99
Net change in pension and other post-retirement benefit obligations	37,593	51,391	(3,586)
Other comprehensive income (loss) before income taxes	17,444	(139,884)	172,834
Income tax expense (benefit)	5,882	(54,950)	66,138
Other comprehensive income (loss)	11,562	(84,934)	106,696
Total comprehensive income	779,385	1,675,099	1,166,400
Less noncontrolling interest in comprehensive income	34,296	34,225	39,122
Comprehensive income attributable to HollyFrontier stockholders	$745,089	$1,640,874	$1,127,278

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$767,823	$1,760,033	$1,059,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,446	242,868	159,707
Earnings of equity method investments, net of distributions	5,198	701	387
Loss on early extinguishment of debt attributable to unamortized discount	7,948	—	—
Gain on sale of marketable equity securities	—	(326)	—
Deferred income taxes	114,404	95,408	(8,860)
Equity-based compensation expense	35,775	39,203	26,825
Change in fair value – derivative instruments	(53,185)	52,335	306
Loss on settlement of retirement benefit obligations, net of contributions	16,771	(19,524)	(6,049)
(Increase) decrease in current assets:
Accounts receivable	(68,832)	71,627	373,591
Inventories	(15,929)	(205,013)	(56,828)
Income taxes receivable	(34,419)	19,056	(36,394)
Prepayments and other	1,377	(9,366)	(14,214)
Increase (decrease) in current liabilities:
Accounts payable	2,068	(194,051)	(251,428)
Income taxes payable	—	(40,366)	72,091
Accrued liabilities	(41,229)	(39,851)	60,467
Turnaround expenditures	(193,920)	(159,707)	(32,023)
Other, net	21,878	49,660	(8,891)
Net cash provided by operating activities	869,174	1,662,687	1,338,391

Cash flows from investing activities:
Additions to properties, plants and equipment	(373,271)	(290,334)	(158,026)
Additions to properties, plants and equipment – HEP	(51,856)	(44,929)	(216,215)
Acquisition of trucking operations	(11,301)	—	—
Proceeds from sale of property and equipment	7,802	—	—
Increase in cash due to merger with Frontier	—	—	872,739
Investment in Sabine Biofuels	(3,000)	(2,000)	(9,125)
Net advances to Sabine Biofuels	(5,740)	—	—
Purchases of marketable securities	(935,512)	(671,552)	(561,899)
Sales and maturities of marketable securities	846,143	297,711	301,020
Net cash provided by (used for) investing activities	(526,735)	(711,104)	228,494

Cash flows from financing activities:
Borrowings under credit agreement – HEP	310,600	587,000	118,000
Repayments under credit agreement – HEP	(368,600)	(366,000)	(77,000)
Net proceeds from issuance of senior notes – HEP	—	294,750	—
Redemption of senior notes	(300,973)	(205,000)	(8,203)
Principal tender on senior notes - HEP	—	(185,000)	—
Proceeds from sale of HEP common units	73,444	—	—
Proceeds from common unit offerings – HEP	73,444	—	75,815
Purchase of treasury stock	(225,023)	(209,600)	(42,795)
Structured stock repurchase arrangement	—	8,620	—
Contribution from joint venture partner	—	6,000	33,500
Dividends	(645,920)	(658,085)	(252,133)
Distributions to noncontrolling interest	(71,201)	(58,788)	(50,874)
Excess tax benefit from equity-based compensation	2,562	23,361	1,804
Purchase of units for incentive grants – HEP	(5,313)	(5,240)	(1,641)
Deferred financing costs and other	(3,055)	(4,806)	(13,555)
Net cash used for financing activities	(1,160,035)	(772,788)	(217,082)

Cash and cash equivalents:
Increase (decrease) for the period	(817,596)	178,795	1,349,803
Beginning of period	1,757,699	1,578,904	229,101
End of period	$940,103	$1,757,699	$1,578,904

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$76,647	$101,709	$78,483
Income taxes	$372,846	$983,618	$552,487
See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2010	$1,526	$193,615	$1,206,328	$(26,246)	$(677,804)	$590,720	$1,288,139
Net income	—	—	1,023,397	—	—	36,307	1,059,704
Dividends	—	—	(265,069)	—	—	—	(265,069)
Distribution to noncontrolling interest holders	—	—	—	—	—	(50,874)	(50,874)
Other comprehensive income, net of tax	—	—	—	103,881	—	2,815	106,696
Issuance of common stock upon merger with Frontier Oil Corporation	1,037	3,704,203	—	—	—	—	3,705,240
Allocated equity on HEP common unit issuances, net of tax	—	(44,885)	—	238	—	16,852	(27,795)
Contribution from joint venture partner	—	—	—	—	—	36,500	36,500
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(20,150)	—	—	20,150	—	—
Equity-based compensation, net of tax benefit	—	26,584	—	—	—	2,046	28,630
Purchase of treasury stock	—	—	—	—	(42,795)	—	(42,795)
Other	—	—	—	—	—	(2,476)	(2,476)
Balance at December 31, 2011	$2,563	$3,859,367	$1,964,656	$77,873	$(700,449)	$631,890	$5,835,900
Net income	—	—	1,727,172	—	—	32,861	1,760,033
Dividends	—	—	(637,059)	—	—	—	(637,059)
Distributions to noncontrolling interest holders	—	—	—	—	—	(58,788)	(58,788)
Other comprehensive income, net of tax	—	—	—	(86,298)	—	1,364	(84,934)
Allocated equity on HEP common unit issuances, net of tax	—	11,469	—	—	—	(18,768)	(7,299)
Contribution from joint venture partner	—	—	—	—	—	3,000	3,000
Issuance of common stock under incentive compensation plans, net of forfeitures	(3)	(27,809)	—	—	27,812	—	—
Equity-based compensation, net of tax benefit	—	59,706	—	—	—	2,858	62,564
Purchase of treasury stock	—	—	—	—	(234,666)	—	(234,666)
Net proceeds received under structured share repurchase arrangement	—	8,620	—	—	—	—	8,620
Purchase of HEP units for restricted grants	—	—	—	—	—	(4,713)	(4,713)
Balance at December 31, 2012	$2,560	$3,911,353	$3,054,769	$(8,425)	$(907,303)	$589,704	$6,642,658
Net income	—	—	735,842	—	—	31,981	767,823
Dividends	—	—	(646,131)	—	—	—	(646,131)
Distributions to noncontrolling interest holders	—	—	—	—	—	(71,201)	(71,201)
Other comprehensive income, net of tax	—	—	—	9,247	—	2,315	11,562
Allocated equity on HEP common unit issuances, net of tax	—	54,184	—	—	—	58,702	112,886
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(9,669)	—	—	9,669	—	—
Equity-based compensation, net of tax benefit	—	34,762	—	—	—	3,575	38,337
Purchase of treasury stock	—	—	—	—	(241,238)	—	(241,238)
Purchase of HEP units for restricted grants	—	—	—	—	—	(5,313)	(5,313)
Other	—	—	—	—	—	15	15
Balance at December 31, 2013	$2,560	$3,990,630	$3,144,480	$822	$(1,138,872)	$609,778	$6,609,398

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of December 31, 2013, we:

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

•
owned a 39% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.'s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”) and a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”), which owns a 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.

Principles of Consolidation: Our consolidated financial statements include our accounts and the accounts of partnerships and joint ventures that we control through an ownership interest greater than 50% or through a controlling financial interest with respect to variable interest entities. All significant intercompany transactions and balances have been eliminated.

Variable Interest Entities: HEP is a VIE as defined under U.S. generally accepted accounting principles (“GAAP”). A VIE is a legal entity whose equity owners do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the equity holders lack the power, through voting rights, to direct the activities that most significantly impact the entity's financial performance, the obligation to absorb the entity's expected losses or rights to expected residual returns. As the general partner of HEP, we have the sole ability to direct the activities of HEP that most significantly impact HEP's financial performance, and therefore we consolidate HEP.

We have a 50% ownership interest in Sabine Biofuels, a biofuels production facility that is a VIE. We do not hold a controlling financial interest, nor do we have the power to direct the activities that most significantly impact its financial performance. Accordingly, we account for our investment using the equity method of accounting.

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

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer's financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.4 million and $2.5 million at December 31, 2013 and 2012, respectively.

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

Derivative Instruments: All derivative instruments are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value. Changes in the derivative instrument's fair value are recognized in earnings unless specific hedge accounting criteria are met. See Note 13 for additional information.

Long-lived assets: We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset's carrying value exceeds its fair value, which is generally determined under an income approach using the forecasted cash flows associated with the underlying asset. Estimates of future cash flows require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2013, 2012 and 2011.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Our asset retirement obligations were $19.1 million and $18.1 million at December 31, 2013 and 2012, respectively, which are included in “Other long-term liabilities” in our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2013, 2012 and 2011.

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

In addition to goodwill, our consolidated HEP assets include a third-party transportation agreement that currently generates minimum annual cash inflows of $24.7 million and has an expected remaining term through 2035. The transportation agreement is being amortized on a straight-line basis through 2035 that results in annual amortization expense of $2.0 million. The balance of this transportation agreement was $42.5 million and $44.5 million at December 31, 2013 and 2012, respectively, and is presented net of accumulated amortization of $17.7 million and $15.7 million, respectively, in “Intangibles and other” in our consolidated balance sheets. There were no impairments of intangible assets or goodwill during the years ended December 31, 2013, 2012 and 2011.

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

HEP has a 25% joint venture interest in the SLC Pipeline that is accounted for using the equity method of accounting. As of December 31, 2013, HEP's underlying equity in the SLC Pipeline was $59.6 million compared to its recorded investment balance of $24.7 million, a difference of $34.9 million. This is attributable to the difference between HEP's contributed capital and its allocated equity at formation of the SLC Pipeline. This difference is being amortized as an adjustment to HEP's pro-rata share of earnings.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Environmental Costs: Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates require judgment with respect to costs, time frame and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 3:	Variable Interest Entities

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

As of December 31, 2013, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 21 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the year ended December 31, 2013. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

HEP has outstanding debt under a senior secured revolving credit agreement and its senior notes. With the exception of the assets of HEP Logistics Holdings, L.P., one of our wholly-owned subsidiaries and HEP’s general partner, HEP’s creditors have no recourse to our other assets. Any recourse to HEP’s general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 12 for a description of HEP’s debt obligations.

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

HEP's recent acquisitions (2011 through present) are summarized below:

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

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of December 31, 2013, these agreements result in minimum annualized payments to HEP of $225.5 million.

Our transactions with HEP including the acquisitions discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

HEP's recent common unit issuances (2011 through present) are summarized below:

2013 Issuances
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

2011 Issuances
In December 2011, HEP issued 1.5 million of its common units priced at $53.50 per unit. Aggregate net proceeds of $75.8 million were used to repay a portion of the $150 million in promissory notes issued to us in connection with HEP's November 2011 asset acquisition from us. This repayment to us is eliminated in our consolidated financial statements.

In November 2011, HEP issued 3.8 million of its common units to us as partial consideration for its purchase from us of certain tankage, loading rack and crude receiving assets located at our El Dorado and Cheyenne Refineries.

As a result of these transactions and resulting HEP ownership changes, we adjusted additional capital, other comprehensive income and equity attributable to HEP's noncontrolling interest holders to effectively reallocate a portion of HEP's equity among its unitholders.

Sabine Biofuels

We have a 50% ownership interest in Sabine Biofuels, an unconsolidated VIE. This investment, accounted for using the equity method of accounting, had a carrying amount of $8.5 million at December 31, 2013 and is classified as a noncurrent asset under “Intangibles and other” in our consolidated balance sheets. Also, we have extended a working capital facility to Sabine Biofuels having an outstanding balance of $9.9 million at December 31, 2013.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The carrying amounts and estimated fair values of our investments in marketable securities, derivative instruments and senior notes at December 31, 2013 and December 31, 2012 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
December 31, 2013
Assets:
Marketable securities	$725,160	$725,160	$—	$725,160	$—
Commodity price swaps	43,284	43,284	—	36,312	6,972
HEP interest rate swaps	1,670	1,670	—	1,670	—
Total assets	$770,114	$770,114	$—	$763,142	$6,972

Liabilities:
NYMEX futures contracts	$3,569	$3,569	$3,569	$—	$—
Commodity price swaps	83,349	83,349	—	41,059	42,290
HollyFrontier senior notes	155,054	161,250	—	161,250	—
HEP senior notes	444,630	471,750	—	471,750	—
HEP interest rate swaps	1,814	1,814	—	1,814	—
Total liabilities	$688,416	$721,732	$3,569	$675,873	$42,290

December 31, 2012
Assets:
Marketable securities	$635,702	$635,702	$—	$635,702	$—
Commodity price swaps	17,383	17,383	—	6,151	11,232
Total assets	$653,085	$653,085	$—	$641,853	$11,232

Liabilities:
NYMEX futures contracts	$5,563	$5,563	$5,563	$—	$—
Commodity price swaps	83,982	83,982	—	39,092	44,890
HollyFrontier senior notes	435,254	470,990	—	470,990	—
HEP senior notes	443,673	484,125	—	484,125	—
HEP interest rate swaps	3,430	3,430	—	3,430	—
Total liabilities	$971,902	$1,048,090	$5,563	$997,637	$44,890

Level 1 Financial Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Financial Instruments
Investments in marketable securities and derivative instruments consisting of commodity price swaps and HEP's interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair values of the commodity price and interest rate swap contracts are based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP's interest rate swaps. The fair value of the marketable securities and senior notes is based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input.

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

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
Level 3 Financial Instruments	2013	2012
	(In thousands)
Asset (liability) balance at beginning of period	$(33,658)	$31,616
Change in fair value:
Recognized in other comprehensive income	(71,751)	(120,966)
Recognized in cost of products sold	35,236	(39,463)
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	20,060	98,750
Recognized in cost of products sold	14,795	(3,595)
Liability balance at end of period	$(35,318)	$(33,658)

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of $3.5 million.

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

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Earnings attributable to HollyFrontier stockholders	$735,842	$1,727,172	$1,023,397
Participating securities' share in earnings	2,754	7,648	3,474
Net income attributable to common shares	733,088	1,719,524	1,019,923
Average number of shares of common stock outstanding	200,419	204,379	157,948
Effect of dilutive variable restricted shares and performance share units (1)	815	895	808
Average number of shares of common stock outstanding assuming dilution	201,234	205,274	158,756
Basic earnings per share	$3.66	$8.41	$6.46
Diluted earnings per share	$3.64	$8.38	$6.42

(1) Excludes anti-dilutive restricted and performance share units of:	166	166	—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 6:	Stock-Based Compensation

As of December 31, 2013, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $32.2 million, $36.3 million and $24.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (substantially all of our awards) is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $3.6 million, $2.7 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock and Restricted Stock Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees restricted stock and restricted stock unit awards with awards generally vesting over a period of one to three years. Restricted stock award recipients are generally entitled to all the rights of absolute ownership of the restricted shares from the date of grant (unless a recipient's tax election requires otherwise) including the right to vote the shares and to receive dividends. Upon vesting, restrictions on the restricted shares lapse at which time they convert to common shares. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock and restricted stock unit award is measured based on the market price as of the date of grant and is amortized over the respective vesting period.

A summary of restricted stock and restricted stock unit activity and changes during the year ended December 31, 2013 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013 (non-vested)	843,527	$34.52
Granted	401,394	42.00
Vesting (transfer / conversion to common stock)	(491,565)	33.04
Forfeited	(15,794)	35.86
Outstanding at December 31, 2013 (non-vested)	737,562	$39.54	$36,650

For the year ended December 31, 2013, 491,565 restricted stock and restricted stock units vested having a grant date fair value of $16.2 million. For the years ended December 31, 2012 and 2011, we granted restricted stock having a weighted average grant date fair value of $37.27 and $28.61 per unit, respectively. Additionally, restricted stock vested during these periods having grant date fair values of $27.7 million and $9.1 million, respectively. As of December 31, 2013, there was $19.6 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

The fair value of performance share unit awards subject to financial performance criteria is computed using the grant date closing stock price of each respective award grant and will apply to the number of units ultimately awarded. The number of shares ultimately issued for each award will be based on our financial performance as compared to peer group companies over the performance period and can range from zero to 200%. As of December 31, 2013, estimated share payouts for outstanding non-vested performance share unit awards ranged approximately from 110% to 165%.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

A summary of performance share unit activity and changes during the year ended December 31, 2013 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2013 (non-vested)	875,574
Granted	256,671
Vesting and transfer of ownership to recipients	(126,460)
Forfeited	(22,175)
Outstanding at December 31, 2013 (non-vested)	983,610

For the year ended December 31, 2013, we issued 210,819 shares of our common stock, representing a 167% payout on vested performance share units having a grant date fair value of $11.6 million. For the years ended December 31, 2012 and 2011, we issued common stock upon the vesting of the performance share units having a grant date fair value of $6.0 million and $2.6 million, respectively. As of December 31, 2013, based on the weighted-average grant date fair value of $38.75 per share, there was $28.0 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 7:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at December 31, 2013 consisted of cash, cash equivalents and investments in marketable securities.

We currently invest in marketable debt securities with the maximum maturity or put date of any individual issue generally not greater than one year from the date of purchase, which are usually held until maturity. All of these instruments are classified as available-for-sale. As a result, they are reported at fair value using quoted market prices. Interest income is recorded as earned. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income. Upon sale or maturity, realized gains on our marketable debt securities are recognized as interest income. These gains are computed based on the specific identification of the underlying cost of the securities, net of unrealized gains and losses previously reported in other comprehensive income. Unrealized gains and losses on our available-for-sale securities are due to changes in market prices and are considered temporary.

The following is a summary of our marketable securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
December 31, 2013
Certificates of deposit	$74,802	$21	$(1)	$74,822
Commercial paper	78,216	28	—	78,244
Corporate debt securities	96,889	6	(44)	96,851
State and political subdivisions debt securities	475,235	49	(41)	475,243
Total marketable securities	$725,142	$104	$(86)	$725,160

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
December 31, 2012
Certificates of deposit	$82,791	$14	$(6)	$82,799
Commercial paper	45,737	17	—	45,754
Corporate debt securities	49,587	2	(30)	49,559
State and political subdivisions debt securities	457,615	26	(51)	457,590
Total marketable securities	$635,730	$59	$(87)	$635,702

Interest income recognized on our marketable securities was $2.1 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.

NOTE 8:	Inventories

Inventory consists of the following components:

	December 31,
	2013	2012
	(In thousands)
Crude oil	$567,281	$502,978
Other raw materials and unfinished products(1)	154,534	150,090
Finished products(2)	519,633	585,610
Process chemicals(3)	3,504	3,514
Repairs and maintenance supplies and other	109,295	77,440
Total inventory	$1,354,247	$1,319,632

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

The excess of current cost over the LIFO value of inventory was $273.0 million and $134.0 million at December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, we recognized a charge of $9.2 million to cost of products sold as we liquidated certain quantities of LIFO inventory that were carried at historical acquisition costs above market prices at the time of liquidation. For the years ended December 31, 2012 and 2011, we recognized reductions of $4.2 million and $0.1 million, respectively, to cost of products sold due to the liquidation of certain quantities of LIFO inventory that were carried at historical acquisition costs below market value at the time of liquidation.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 9:	Properties, Plants and Equipment

	December 31,
	2013	2012
	(In thousands)
Land, buildings and improvements	$235,625	$198,610
Refining facilities	2,510,750	2,261,733
Pipelines and terminals	1,158,288	1,113,080
Transportation vehicles	41,066	29,970
Other fixed assets	116,801	105,075
Construction in progress	281,327	234,646
	4,343,857	3,943,114
Accumulated depreciation	(949,261)	(748,414)
	$3,394,596	$3,194,700

We capitalized interest attributable to construction projects of $12.1 million, $9.1 million and $17.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Depreciation expense was $213.6 million, $182.9 million and $125.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, depreciation expense included $62.3 million, $55.5 million and $31.2 million, respectively, attributable to HEP operations.

NOTE 10:	Goodwill

The following table provides a summary of changes to our goodwill balance by segment for the year ended December 31, 2013.

	Refining Segment	HEP	Total
	(In thousands)
Balance at January 1, 2013	$2,049,311	$288,991	$2,338,302
Adjustments to goodwill	(6,380)	—	(6,380)
Balance at December 31, 2013	$2,042,931	$288,991	$2,331,922

During 2013, we recorded additional in-process inventory and a corresponding reduction in goodwill to correct immaterial errors related to inventories purchased in previous business combinations.

NOTE 11:	Environmental

We expensed $13.2 million, $46.1 million and $14.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, for environmental remediation obligations. In 2012, we increased certain environmental cost accruals to reflect revisions to certain cost estimates and the time frame for which certain environmental remediation and monitoring activities are expected to occur. The accrued environmental liability reflected in our consolidated balance sheets was $87.8 million and $88.9 million at December 31, 2013 and 2012, respectively, of which $73.6 million and $72.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 12:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement that matures in July 2016 (the “HollyFrontier Credit Agreement”) and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivable and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At December 31, 2013, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $5.2 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
In November 2013, HEP amended its senior secured credit agreement increasing the size of the credit facility from $550 million to $650 million (the “HEP Credit Agreement”). The HEP Credit Agreement matures in November 2018 and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At December 31, 2013, HEP was in compliance with all its covenants, had outstanding borrowings of $363.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HEP Credit Agreement bears interest, at their option, at either a reference rate announced by the administrative agent plus an applicable margin or at a rate equal to LIBOR plus an applicable margin. In each case, the applicable margin is based upon the ratio of HEP’s funded debt to earnings before interest, taxes, depreciation and amortization (as defined in the HEP Credit Agreement). The interest rates in effect on HEP’s Credit Agreement borrowings were 2.163% and 2.456% at December 31, 2013 and 2012, respectively.

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets (presented parenthetically in our consolidated balance sheets). Indebtedness under the HEP Credit Agreement involves recourse to HEP Logistics Holdings, L.P., its general partner, and is guaranteed by HEP’s wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no recourse to our other assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HollyFrontier Senior Notes
Our 6.875% senior notes ($150.0 million principal amount maturing November 2018) (the “HollyFrontier Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. Additionally, we have certain redemption rights under the HollyFrontier Senior Notes.

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of December 31, 2013, the HollyFrontier Senior Notes were rated investment grade (BBB-) by Standard & Poor's and also investment grade (Baa3) by Moody's. As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

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

The 8.25% and 6.5% HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes. On February 12, 2014, HEP announced that it will redeem all of its outstanding 8.25% senior notes. The redemption price will be equal to 104.125% of the principal amount for a total payment to the holders of the notes of approximately $156.2 million plus accrued interest. The redemption of the 8.25% senior notes is scheduled to occur on March 15, 2014. HEP plans to fund the redemption with borrowings under the HEP Credit Agreement.

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

The carrying amounts of long-term debt are as follows:

	December 31,
	2013	2012
	(In thousands)
9.875% Senior Notes
Principal	$—	$286,812
Unamortized discount	—	(7,468)
	—	279,344
6.875% Senior Notes
Principal	150,000	150,000
Unamortized premium	5,054	5,910
	155,054	155,910
Financing Obligation	34,835	36,311

Total HollyFrontier long-term debt	189,889	471,565

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	December 31,
	2013	2012
	(In thousands)

HEP Credit Agreement	363,000	421,000

HEP 8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,297)	(1,602)
	148,703	148,398
HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,073)	(4,725)
	295,927	295,275

Total HEP long-term debt	807,630	864,673

Total long-term debt	$997,519	$1,336,238

Principal maturities of long-term debt are as follows:

Years Ending December 31,	(In thousands)
2014	$1,666
2015	1,880
2016	2,121
2017	2,393
2018	665,700
Thereafter	324,075
Total	$997,835

NOTE 13:	Derivative Instruments and Hedging Activities

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
		(In thousands)
Year Ended December 31, 2013
Commodity price swaps
Change in fair value	$(8,808)	Sales and other revenues	$(20,060)	Sales and other revenues	$45
Gain reclassified to earnings due to settlements	(16,410)	Cost of products sold	38,949	Cost of products sold	515
Amortization of discontinued hedges reclassified to earnings	900	Operating expenses	(3,379)
Total	$(24,318)		$15,510		$560

Year Ended December 31, 2012
Commodity price swaps
Change in fair value	$(248,399)	Sales and other revenues	$(98,750)	Sales and other revenues	$(491)
Loss reclassified to earnings due to settlements	55,175	Cost of products sold	43,575	Cost of products sold	(515)
Total	$(193,224)		$(55,175)		$(1,006)

Year Ended December 31, 2011
Commodity price swaps
Change in fair value	$173,208
Loss reclassified to earnings due to settlements	166	Operating expenses	$(166)	Cost of products sold	$446
Total	$173,374		$(166)		$446

As of December 31, 2013, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative instruments	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Natural gas - long	38,400,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	18,797,500	16,242,500	2,555,000	—	—	Barrels
Ultra-low sulfur diesel - short	15,512,500	12,957,500	2,555,000	—	—	Barrels
Sub octane gasoline - short	3,285,000	3,285,000	—	—	—	Barrels

In the first quarter of 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 38,400,000 MMBTU's to be purchased ratably through 2017. As of December 31, 2013, we have an unrealized loss of $4.3 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that will be amortized as a charge to operating expenses as the contracts mature.

Economic Hedges
We also have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to fix our purchase price on forecasted natural gas purchases, and to lock in the spread between WCS and WTI crude oil on forecasted purchases of WCS. Also, we have NYMEX futures contracts to lock in prices on forecasted purchases of inventory. These contracts are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to income.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Years Ended December 31,
Location of Gain (Loss) Recognized in Income	2013	2012	2011
	(In thousands)
Cost of products sold	$20,751	$12,295	$3,219
Operating expenses	(5,250)	573	—
Total	$15,501	$12,868	$3,219

As of December 31, 2013, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Commodity price swap (WCS spread) - long	6,387,500	6,387,500	—	—	—	Barrels
Commodity price swap (natural gas) - long	38,400,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	38,400,000	9,600,000	9,600,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	1,946,000	1,946,000	—	—	—	Barrels
Physical contracts - long	300,000	300,000	—	—	—	Barrels
Physical contracts - short	300,000	300,000	—	—	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of December 31, 2013, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of December 31, 2013, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of December 31, 2013, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
		(In thousands)
Year Ended December 31, 2013
Interest rate swaps
Change in fair value	$1,194
Loss reclassified to earnings due to settlements	2,092
Amortization of discontinued hedge reclassified to earnings	849	Interest expense	$(2,941)
Total	$4,135		$(2,941)

Year Ended December 31, 2012
Interest rate swaps
Change in fair value	$(4,418)
Loss reclassified to earnings due to settlements	1,508
Amortization of discontinued hedge reclassified to earnings	5,095	Interest expense	$(6,603)
Total	$2,185		$(6,603)

Year Ended December 31, 2011
Interest rate swaps
Change in fair value	$(1,956)
Loss reclassified to earnings due to settlements	5,477
Amortization of discontinued hedge reclassified to earnings	41	Interest expense	$(5,518)
Total	$3,562		$(5,518)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$63,561	$(23,679)	$39,882
Interest rate swap contracts	1,670	—	1,670	1,814	—	1,814
	$1,670	$—	$1,670	$65,375	$(23,679)	$41,696

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$6,972	$—	$6,972	$19,766	$(12,611)	$7,155
NYMEX futures contracts	—	—	—	3,569	—	3,569
	$6,972	$—	$6,972	$23,335	$(12,611)	$10,724

Total net balance			$8,642			$52,420

Balance sheet classification:	Prepayment and other		$6,972	Accrued liabilities		$26,843
	Intangibles and other		1,670	Other long-term liabilities		25,577
			$8,642			$52,420

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2012
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$37,828	$(17,383)	$20,445
Interest rate swap contracts	—	—	—	3,430	—	3,430
	$—	$—	$—	$41,258	$(17,383)	$23,875

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$46,154	$—	$46,154
NYMEX futures contracts	—	—	—	5,563	—	5,563
	$—	$—	$—	$51,717	$—	$51,717

Total net balance			$—			$75,592

Balance sheet classification:				Accrued liabilities		$62,388
				Other long-term liabilities		13,204
						$75,592

At December 31, 2013, we had a pre-tax net unrealized loss of $44.3 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized loss of $22.2 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 14:	Income Taxes

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current
Federal	$270,024	$797,406	$499,535
State	7,148	135,148	91,316
Deferred
Federal	94,896	70,671	(9,679)
State	19,508	24,737	819
	$391,576	$1,027,962	$581,991

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Tax computed at statutory rate	$405,790	$975,798	$574,682
State income taxes, net of federal tax benefit	21,363	110,739	64,284
Domestic production activities deduction	(22,101)	(54,745)	(32,194)
Noncontrolling interest in net income	(12,378)	(12,783)	(14,221)
Uncertain tax positions	(193)	7,309	(12,125)
Other	(905)	1,644	1,565
	$391,576	$1,027,962	$581,991

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Accrued employee benefits	$3,138	$—	$3,138
Accrued environmental costs	5,010	—	5,010
Hedging instruments	12,417	—	12,417
Inventory differences	—	(235,823)	(235,823)
Prepaid insurance	—	(7,222)	(7,222)
Prepayments and other	—	(1,519)	(1,519)
Total current	20,565	(244,564)	(223,999)
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	—	(578,958)	(578,958)
Accrued employee benefits	41,997	—	41,997
Accrued post-retirement benefits	—	(8,071)	(8,071)
Accrued environmental costs	20,431	—	20,431
Hedging instruments	3,744	—	3,744
Deferred turnaround costs	—	(101,158)	(101,158)
Net operating loss and tax credit carryforwards	24,086	—	24,086
Investment in HEP	—	(29,771)	(29,771)
Other	10,858	—	10,858
Total noncurrent	101,116	(717,958)	(616,842)
Total	$121,681	$(962,522)	$(840,841)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	December 31, 2012
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Accrued employee benefits	$13,285	$—	$13,285
Accrued post-retirement benefits	—	(563)	(563)
Accrued environmental costs	5,096	—	5,096
Hedging instruments	23,927	—	23,927
Inventory differences	—	(181,634)	(181,634)
Prepayments and other	—	(5,327)	(5,327)
Total current	42,308	(187,524)	(145,216)
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	—	(536,430)	(536,430)
Accrued post-retirement benefits	15,628	—	15,628
Accrued environmental costs	18,963	—	18,963
Hedging instruments	3,802	—	3,802
Deferred turnaround costs	—	(60,167)	(60,167)
Net operating loss and tax credit carryforwards	21,863	—	21,863
Investment in HEP	—	(15,915)	(15,915)
Debt fair value premium	8,820	—	8,820
Other	6,766	—	6,766
Total noncurrent	75,842	(612,512)	(536,670)
Total	$118,150	$(800,036)	$(681,886)

At December 31, 2013, we had a net operating loss carryforward of $46.2 million in the state of Colorado that is scheduled to be utilized in 2014 through 2029 and a Kansas income tax credit of $12.8 million that is scheduled to be utilized in 2014 through 2019. These amounts are reflected in other current and non-current deferred tax assets.

As of December 31, 2013, the total amount of unrecognized tax benefits was $9.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1	$12,641	$2,425	$1,864
Additions due to merger with Frontier	—	—	22,577
Additions for tax positions of prior years	25,728	10,305	73
Reductions for tax positions of prior years	(5,092)	(89)	(204)
Settlements	(24,271)	—	(21,679)
Reductions for statute limitations	—	—	(206)
Balance at December 31	$9,006	$12,641	$2,425

At December 31, 2013, 2012 and 2011, there were $0.4 million, $10.2 million and $2.2 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties. We expect that unrecognized tax benefits for tax positions taken with respect to 2013 and prior years will change within the next 12 months and the majority of these items will be settled with taxing authorities.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

We are subject to U.S. federal income tax, Oklahoma, New Mexico, Kansas, Utah, Arizona, Colorado and Iowa income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all U.S. federal, state and local income tax matters for tax years through December 31, 2009. In late 2013, the Internal Revenue Service commenced an examination of our U.S. federal tax returns for tax years ended December 31, 2010, 2011 and 2012. We anticipate that these audits will be completed in 2014.

NOTE 15:	Stockholders' Equity

Shares of our common stock outstanding and activity for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Common shares outstanding at January 1	203,551,496	209,332,646	106,529,376
Common shares issued in connection with merger with Frontier	—	—	103,270,002
Issuance of restricted stock, excluding restricted stock with performance feature	292,855	691,207	512,880
Vesting of performance units	210,819	869,231	233,134
Vesting of restricted stock with performance feature	15,141	146,400	124,332
Forfeitures of restricted stock	(15,794)	(3,975)	(3,730)
Purchase of treasury stock (1)	(5,224,166)	(7,484,013)	(1,333,348)
Common shares outstanding at December 31	198,830,351	203,551,496	209,332,646

(1)
Includes 235,922, 560,484 and 747,225 shares, respectively, withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

We have a Board approved repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of December 31, 2013, we had remaining authorization to repurchase up to $311.6 million under this stock repurchase program.

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

During the years ended December 31, 2013, 2012 and 2011, we withheld shares of our common stock from certain employees in the amounts of $11.3 million, $22.4 million and $24.9 million, respectively. These withholdings were made under the terms of restricted stock and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 16:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2013
Net unrealized gain on marketable securities	$34	$17	$17
Net unrealized loss on hedging instruments	(20,183)	(8,669)	(11,514)
Net change in pension and other post-retirement benefit obligations	37,593	14,534	23,059
Other comprehensive income	17,444	5,882	11,562
Less other comprehensive income attributable to noncontrolling interest	2,315	—	2,315
Other comprehensive income attributable to HollyFrontier stockholders	$15,129	$5,882	$9,247

Year Ended December 31, 2012
Net unrealized loss on marketable securities	$(236)	$(95)	$(141)
Net unrealized loss on hedging instruments	(191,039)	(74,846)	(116,193)
Net change in pension and other post-retirement benefit obligations	51,391	19,991	31,400
Other comprehensive loss	(139,884)	(54,950)	(84,934)
Less other comprehensive income attributable to noncontrolling interest	1,364	—	1,364
Other comprehensive loss attributable to HollyFrontier stockholders	$(141,248)	$(54,950)	$(86,298)

Year Ended December 31, 2011
Net unrealized loss on marketable securities	$(516)	$(199)	$(317)
Net unrealized gain on hedging instruments	176,936	67,732	109,204
Net change in pension and other post-retirement benefit obligations	(3,586)	(1,395)	(2,191)
Other comprehensive income	172,834	66,138	106,696
Less other comprehensive income attributable to noncontrolling interest	2,815	—	2,815
Other comprehensive income attributable to HollyFrontier stockholders	$170,019	$66,138	$103,881

The temporary unrealized gain (loss) on marketable securities is due to changes in market prices.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI			Income Statement Line Item
	(In thousands)
	Years Ended December 31,
	2013	2012	2011
Marketable securities	$39	$59	$(14)	Interest income
	—	326	—	Gain on sale of marketable equity securities
	39	385	(14)
	15	150	(5)	Income tax expense (benefit)
	24	235	(9)	Net of tax

Hedging instruments:
Commodity price swaps	(20,060)	(98,750)	—	Sales and other revenues
	38,949	43,575	—	Cost of products sold
	(3,379)	—	(166)	Operating expenses
Interest rate swaps	(2,941)	(6,603)	(5,518)	Interest expense
	12,569	(61,778)	(5,684)
	5,554	(22,590)	(961)	Income tax expense (benefit)
	7,015	(39,188)	(4,723)	Net of tax
	1,783	3,753	3,214	Noncontrolling interest
	8,798	(35,435)	(1,509)	Net of tax and noncontrolling interest

Pension and other post-retirement benefit obligations:
Pension obligation	(3,226)	(226)	(155)	Cost of products sold
	(30,127)	(1,486)	(1,056)	Operating expenses
	(4,236)	(244)	(1,091)	General and administrative expenses
	(37,589)	(1,956)	(2,302)
	(14,547)	(761)	(895)	Income tax benefit
	(23,042)	(1,195)	(1,407)	Net of tax

Post-retirement healthcare obligation	646	—	(16)	Cost of products sold
	2,868	1,913	(125)	Operating expenses
	526	39	(17)	General and administrative expenses
	4,040	1,952	(158)
	1,563	759	(61)	Income tax expense (benefit)
	2,477	1,193	(97)	Net of tax

Retirement restoration plan	(111)	(63)	(99)	General and administrative expenses
	(43)	(25)	(39)	Income tax benefit
	(68)	(38)	(60)	Net of tax

Total reclassifications for the period	$(11,811)	$(35,240)	$(3,082)

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	December 31,
	2013	2012
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$27,691	$4,632
Unrealized gain (loss) on marketable securities	10	(7)
Unrealized loss on hedging instruments, net of noncontrolling interest	(26,879)	(13,050)
Accumulated other comprehensive income (loss)	$822	$(8,425)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 17:	Retirement Plan

In 2012, our Compensation Committee, pursuant to authority delegated to it by the Board of Directors, approved the termination of the HollyFrontier Corporation Pension Plan (the "Plan"), a non-contributory defined benefit retirement plan that covered certain employees and was fully frozen prior to 2013.

In June 2013, we made contributions of $22.7 million to the Plan, which was sufficient for the Plan to settle its obligations to all participants including the premium paid to the non-participating annuity provider. In 2013, we recognized a pre-tax pension settlement charge of $39.5 million, of which $37.6 million was reclassified out of accumulated other comprehensive income, representing the irrevocable portion of our obligation.

The following table sets forth the changes in the benefit obligation and plan assets of our retirement plan for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(In thousands)
Change in plan's benefit obligation
Pension plan's benefit obligation - beginning of year	$95,485	$93,378
Service cost	—	679
Interest cost	1,797	3,962
Benefits paid	(3,957)	(1,379)
Actuarial loss	2,981	13,203
Settlements paid	(96,306)	(7,256)
Curtailment	—	(7,102)
Pension plan's benefit obligation - end of year	$—	$95,485

Change in pension plan assets
Fair value of plan assets - beginning of year	$77,757	$61,398
Actual return on plan assets	(219)	2,615
Benefits paid	(3,957)	(1,379)
Employer contributions	22,725	22,379
Settlements paid	(96,306)	(7,256)
Fair value of plan assets - end of year	$—	$77,757

Funded status
Under-funded balance	$—	$(17,728)

Amounts recognized in consolidated balance sheets
Accrued pension liability	$—	$(17,728)

Amounts recognized in accumulated other comprehensive income (loss)
Cumulative actuarial loss	$—	$(37,589)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Net periodic pension expense consisted of the following components:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Service cost – benefit earned during the year	$—	$679	$5,070
Interest cost on projected benefit obligations	1,797	3,962	5,125
Expected return on plan assets	(92)	(3,798)	(5,230)
Amortization of prior service cost	—	67	390
Amortization of net loss	1,386	1,933	2,126
Curtailment	—	899	1,065
Loss on settlement	36,203	2,855	3,951
Loss on plan termination	3,293	—	—
Net periodic pension expense	$42,587	$6,597	$12,497

The weighted average assumptions used to determine net periodic benefit expense:

	December 31,
	2013	2012	2011

Discount rate	3.95%	4.60%	5.65%
Rate of future compensation increases	—%	4.00%	4.00%
Expected long-term rate of return on assets	0.25%	6.50%	8.00%

In 2012, we established a program for plan participants whose benefits pursuant to the defined benefit plan were frozen. The program provides for payments after year-end for three years (beginning with 2012) provided the employee is employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs associated with transition to the new defined contribution plan were $12.5 million and $15.6 million for the years ended December 31, 2013 and 2012, respectively.

Post-retirement Healthcare Plans
We provide post-retirement medical benefits to certain eligible employees. These plans are unfunded and provide differing levels of healthcare benefits dependent upon hire date and work location. Not all of our employees are covered by these plans at December 31, 2013.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table sets forth the changes in the benefit obligation and plan assets of our post-retirement healthcare plans for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(In thousands)
Change in plans' benefit obligation
Post-retirement plans' benefit obligation - beginning of year	$26,797	$77,303
Service cost	1,112	1,892
Interest cost	665	3,519
Participant contributions	564	760
Amendments	(820)	(49,399)
Settlements	(8,627)	—
Benefits paid	(1,585)	(1,275)
Actuarial gain	(2,391)	(6,003)
Post-retirement plans' benefit obligation - end of year	$15,715	$26,797

Change in plan assets
Fair value of plan assets - beginning of year	$—	$—
Employer contributions	9,648	515
Participant contributions	564	760
Settlements	(8,627)	—
Benefits paid	(1,585)	(1,275)
Fair value of plan assets - end of year	$—	$—

Funded status
Under-funded balance	$(15,715)	$(26,797)

Amounts recognized in consolidated balance sheets
Accrued post-retirement liability	$(15,715)	$(26,797)

Amounts recognized in accumulated other comprehensive income (loss)
Cumulative actuarial loss	$(1,022)	$(5,359)
Prior service credit	47,098	52,174
Total	$46,076	$46,815

Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.4 million in 2014; $1.2 million in 2015; $1.2 million in 2016; $1.2 million in 2017; $1.3 million in 2018; and $6.6 million in 2019 through 2023.

The weighted average assumptions used to determine end of period benefit obligations:

	December 31,
	2013	2012

Discount rate	4.25%	3.45%
Current health care trend rate	8.00%	8.10%
Ultimate health care trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2045	2023

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Net periodic post-retirement expense consisted of the following components:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Service cost – benefit earned during the year	$1,112	$1,892	$1,569
Interest cost on projected benefit obligations	665	3,519	2,193
Amortization of transition obligation	—	—	44
Amortization of prior service credit	(5,896)	(2,221)	—
Amortization of net loss	130	269	114
Loss on settlement	1,726	—	—
Net periodic post-retirement expense (credit)	$(2,263)	$3,459	$3,920

Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care benefit plans. The weighted average assumptions used to determine net periodic benefit expense follow:

	Years Ended December 31,
	2013	2012	2011

Discount rate	3.45%	4.60%	5.75%
Current health care trend rate	8.10%	8.40%	8.70%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2023	2023	2023

The effect of a 1% change in health care cost trend rates is as follows:

	1% Point Increase	1% Point Decrease
	(In thousands)
Service cost	$241	$(197)
Interest cost	$60	$(50)
Year-end accumulated post-retirement benefit obligation	$1,373	$(1,109)

Retirement Restoration Plan
We adopted an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. Effective January 1, 2012, we ceased to accrue benefits under this plan. We expensed $0.4 million, $0.3 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $6.8 million and $7.4 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, the projected benefit obligation under this plan was $6.8 million. Benefit payments, which reflect expected future service, are expected to be paid as follows: $2.3 million in 2014; $0.5 million in 2015; $0.5 million in 2016; $1.6 million in 2017; $0.3 million in 2018; and $1.3 million in 2019 through 2023.

Defined Contribution Plans
We have a defined contribution “401(k)” plan that covers substantially all employees. Our contributions are based on an employee's eligible compensation and years of service. We also partially match the employee's contributions. We expensed $15.5 million, $16.0 million and $9.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, in connection with these plans.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 18:	Lease Commitments

We lease certain office and storage facilities, rail cars and other equipment under long-term operating leases, most of which contain renewal options. At December 31, 2013, the minimum future rental commitments under operating leases having non-cancellable lease terms in excess of one year are as follows:

(In thousands)
2014	$23,709
2015	22,139
2016	20,189
2017	11,974
2018	4,965
Thereafter	4,825
Total	$87,801

Rental expense charged to operations was $48.5 million, $42.6 million and $35.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, rental expense included $8.3 million, $8.1 million and $7.5 million attributable to the HEP operations.

NOTE 19:	Contingencies and Contractual Commitments

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2014 through 2020.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2014 through 2032. At December 31, 2013, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

(In thousands)
2014	$144,434
2015	143,747
2016	121,557
2017	111,131
2018	93,884
Thereafter	659,324
Total	$1,274,077

Transportation and storage costs incurred under these agreements totaled $122.0 million for the year ended December 31, 2013. These amounts do not include contractual commitments under our long-term transportation agreements with HEP. HEP is a consolidated VIE; all transactions with HEP are eliminated in these consolidated financial statements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 20:	Segment Information

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

The HEP segment includes all of the operations of HEP, a consolidated VIE, which owns and operates logistics assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. The HEP segment also includes a 75% interest in UNEV (a consolidated subsidiary of HEP) and a 25% interest in the SLC Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies (see Note 1).

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2013
Sales and other revenues	$20,105,443	$307,053	$1,314	$(253,250)	$20,160,560
Depreciation and amortization	$233,182	$64,701	$6,391	$(828)	$303,446
Income (loss) from operations	$1,237,687	$133,522	$(123,030)	$(2,105)	$1,246,074
Capital expenditures	$344,113	$51,856	$29,158	$—	$425,127
Total assets	$7,094,558	$1,413,908	$1,881,119	$(332,846)	$10,056,739

Year Ended December 31, 2012
Sales and other revenues	$20,042,955	$288,501	$1,048	$(241,780)	$20,090,724
Depreciation and amortization	$181,247	$57,789	$4,660	$(828)	$242,868
Income (loss) from operations	$2,879,383	$133,723	$(126,840)	$(2,120)	$2,884,146
Capital expenditures	$278,705	$44,929	$11,629	$—	$335,263
Total assets	$6,702,872	$1,426,800	$2,531,967	$(332,642)	$10,328,997

Year Ended December 31, 2011
Sales and other revenues	$15,392,430	$212,995	$1,098	$(166,995)	$15,439,528
Depreciation and amortization	$122,437	$33,288	$4,810	$(828)	$159,707
Income (loss) from operations	$1,739,068	$110,102	$(117,677)	$55	$1,731,548
Capital expenditures	$148,699	$216,215	$9,327	$—	$374,241
Total assets	$6,576,966	$1,418,660	$1,997,600	$(416,983)	$9,576,243

HEP segment revenues from external customers were $53.4 million, $47.6 million and $46.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 21:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 39% ownership interest at December 31, 2013, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

Certain reclassifications have been made to intercompany balances in our prior year condensed parent company balance sheet to conform with our current year presentation. Additionally, we have made certain revisions to our prior year condensed statements of cash flows to reclassify intercompany lending and distribution activity between operating, investing and financing activities.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Balance Sheet
December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$931,920	$1,817	$14	$—	$933,751	$6,352	$—	$940,103
Marketable securities	725,160	—	—	—	725,160	—	—	725,160
Accounts receivable, net	6,095	698,109	8,075	—	712,279	34,736	(38,213)	708,802
Intercompany accounts receivable	—	149,907	313,623	(463,530)	—	—	—	—
Inventories	—	1,352,656	—	—	1,352,656	1,591	—	1,354,247
Income taxes receivable	109,376	—	—	—	109,376	—	—	109,376
Prepayments and other	21,843	45,413	—	—	67,256	2,283	(10,783)	58,756
Total current assets	1,794,394	2,247,902	321,712	(463,530)	3,900,478	44,962	(48,996)	3,896,444
Properties, plants and equip, net	30,007	2,633,739	24	—	2,663,770	1,004,975	(274,149)	3,394,596
Investment in subsidiaries	5,722,025	216,687	—	(5,938,712)	—	—	—	—
Intangibles and other assets	23,034	2,380,268	25,000	(25,000)	2,403,302	363,970	(1,573)	2,765,699
Total assets	$7,569,460	$7,478,596	$346,736	$(6,427,242)	$8,967,550	$1,413,907	$(324,718)	$10,056,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,704	$1,323,603	$383	$—	$1,340,690	$22,898	$(38,212)	$1,325,376
Intercompany accounts payable	463,530	—	—	(463,530)	—	—	—	—
Accrued liabilities	43,254	63,181	795	—	107,230	28,668	(10,783)	125,115
Deferred income tax liabilities	223,999	—	—	—	223,999	—	—	223,999
Total current liabilities	747,487	1,386,784	1,178	(463,530)	1,671,919	51,566	(48,995)	1,674,490
Long-term debt	180,054	34,835	—	(25,000)	189,889	807,630	—	997,519
Liability to HEP	—	245,536	—	—	245,536	—	(245,536)	—
Deferred income tax liabilities	611,555	—	—	—	611,555	5,287	—	616,842
Other long-term liabilities	35,874	89,416	—	—	125,290	35,918	(2,718)	158,490
Investment in HEP	—	—	128,871	—	128,871	—	(128,871)	—
Equity – HollyFrontier	5,994,490	5,722,025	216,687	(5,938,712)	5,994,490	416,018	(410,888)	5,999,620
Equity – noncontrolling interest	—	—	—	—	—	97,488	512,290	609,778
Total liabilities and equity	$7,569,460	$7,478,596	$346,736	$(6,427,242)	$8,967,550	$1,413,907	$(324,718)	$10,056,739

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Balance Sheet
December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,748,808	$3,652	$2	$—	$1,752,462	$5,237	$—	$1,757,699
Marketable securities	630,579	7	—	—	630,586	—	—	630,586
Accounts receivable, net	4,788	627,262	—	—	632,050	38,097	(35,917)	634,230
Intercompany accounts receivable	—	285,291	261,364	(546,655)	—	—	—	—
Inventories	—	1,318,373	—	—	1,318,373	1,259	—	1,319,632
Income taxes receivable	74,957	—	—	—	74,957	—	—	74,957
Prepayments and other	21,867	34,667	—	—	56,534	2,360	(5,733)	53,161
Total current assets	2,480,999	2,269,252	261,366	(546,655)	4,464,962	46,953	(41,650)	4,470,265
Properties, plants and equip, net	24,209	2,444,398	—	—	2,468,607	1,014,556	(288,463)	3,194,700
Marketable securities (long-term)	5,116	—	—	—	5,116	—	—	5,116
Investment in subsidiaries	5,251,396	74,120	—	(5,325,516)	—	—	—	—
Intangibles and other assets	11,825	2,284,329	25,000	(25,000)	2,296,154	365,291	(2,529)	2,658,916
Total assets	$7,773,545	$7,072,099	$286,366	$(5,897,171)	$9,234,839	$1,426,800	$(332,642)	$10,328,997

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,941	$1,336,097	$—	$—	$1,338,038	$12,030	$(35,917)	$1,314,151
Intercompany accounts payable	546,655	—	—	(546,655)	—	—	—	—
Accrued liabilities	71,226	105,298	581	—	177,105	23,705	(5,733)	195,077
Deferred income tax liabilities	145,225	—	(9)	—	145,216	—	—	145,216
Total current liabilities	765,047	1,441,395	572	(546,655)	1,660,359	35,735	(41,650)	1,654,444
Long-term debt	460,254	36,311	—	(25,000)	471,565	864,673	—	1,336,238
Liability to HEP	—	257,777	—	—	257,777	—	(257,777)	—
Deferred income tax liabilities	530,544	—	1,175	—	531,719	—	4,951	536,670
Other long-term liabilities	48,757	85,220	—	—	133,977	28,683	(3,673)	158,987
Investment in HEP	—	—	210,499	—	210,499	—	(210,499)	—
Equity – HollyFrontier	5,968,943	5,251,396	74,120	(5,325,516)	5,968,943	382,207	(298,196)	6,052,954
Equity – noncontrolling interest	—	—	—	—	—	115,502	474,202	589,704
Total liabilities and equity	$7,773,545	$7,072,099	$286,366	$(5,897,171)	$9,234,839	$1,426,800	$(332,642)	$10,328,997

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$878	$20,105,726	$153	$—	$20,106,757	$307,053	$(253,250)	$20,160,560
Operating costs and expenses:
Cost of products sold	—	17,641,119	—	—	17,641,119	—	(248,892)	17,392,227
Operating expenses	—	995,194	—	—	995,194	97,081	(1,425)	1,090,850
General and administrative	113,231	2,752	231	—	116,214	11,749	—	127,963
Depreciation and amortization	5,548	247,514	—	—	253,062	64,701	(14,317)	303,446
Total operating costs and expenses	118,779	18,886,579	231	—	19,005,589	173,531	(264,634)	18,914,486
Income (loss) from operations	(117,901)	1,219,147	(78)	—	1,101,168	133,522	11,384	1,246,074
Other income (expense):
Earnings (loss) of equity method investments	1,280,868	52,752	57,186	(1,338,518)	52,288	2,826	(57,186)	(2,072)
Interest income (expense)	(15,849)	8,969	542	—	(6,338)	(46,849)	(9,307)	(62,494)
Loss on early extinguishment of debt	(22,109)	—	—	—	(22,109)	—	—	(22,109)
	1,242,910	61,721	57,728	(1,338,518)	23,841	(44,023)	(66,493)	(86,675)
Income before income taxes	1,125,009	1,280,868	57,650	(1,338,518)	1,125,009	89,499	(55,109)	1,159,399
Income tax provision	391,243	—	—	—	391,243	333	—	391,576
Net income	733,766	1,280,868	57,650	(1,338,518)	733,766	89,166	(55,109)	767,823
Less net income attributable to noncontrolling interest	—	—	—	—	—	6,632	25,349	31,981
Net income attributable to HollyFrontier stockholders	$733,766	$1,280,868	$57,650	$(1,338,518)	$733,766	$82,534	$(80,458)	$735,842
Comprehensive income attributable to HollyFrontier stockholders	$743,013	$1,258,370	$59,470	$(1,317,840)	$743,013	$84,354	$(82,278)	$745,089

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$494	$20,043,335	$174	$—	$20,044,003	$288,501	$(241,780)	$20,090,724
Operating costs and expenses:
Cost of products sold	—	16,078,948	—	—	16,078,948	—	(238,305)	15,840,643
Operating expenses	—	906,098	—	—	906,098	89,395	(527)	994,966
General and administrative	118,860	1,519	128	—	120,507	7,594	—	128,101
Depreciation and amortization	4,172	181,735	—	—	185,907	57,789	(828)	242,868
Total operating costs and expenses	123,032	17,168,300	128	—	17,291,460	154,778	(239,660)	17,206,578
Income (loss) from operations	(122,538)	2,875,035	46	—	2,752,543	133,723	(2,120)	2,884,146
Other income (expense):
Earnings of equity method investments	2,921,077	49,347	49,066	(2,970,865)	48,625	3,364	(49,066)	2,923
Interest income (expense)	(41,564)	(3,631)	676	—	(44,519)	(57,219)	2,338	(99,400)
Gain on sale of marketable securities	—	326	—	—	326	—	—	326
	2,879,513	46,042	49,742	(2,970,865)	4,432	(53,855)	(46,728)	(96,151)
Income before income taxes	2,756,975	2,921,077	49,788	(2,970,865)	2,756,975	79,868	(48,848)	2,787,995
Income tax provision	1,027,591	—	—	—	1,027,591	371	—	1,027,962
Net income	1,729,384	2,921,077	49,788	(2,970,865)	1,729,384	79,497	(48,848)	1,760,033
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,153	31,708	32,861
Net income attributable to HollyFrontier stockholders	$1,729,384	$2,921,077	$49,788	$(2,970,865)	$1,729,384	$78,344	$(80,556)	$1,727,172
Comprehensive income attributable to HollyFrontier stockholders	$1,643,086	$2,728,675	$50,610	$(2,779,285)	$1,643,086	$79,166	$(81,378)	$1,640,874

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$1,008	$15,392,446	$74	$—	$15,393,528	$212,995	$(166,995)	$15,439,528
Operating costs and expenses:
Cost of products sold	—	12,844,333	—	—	12,844,333	—	(164,255)	12,680,078
Operating expenses	—	687,381	(362)	—	687,019	63,029	(1,967)	748,081
General and administrative	111,093	2,445	—	—	113,538	6,576	—	120,114
Depreciation and amortization	4,165	123,082	—	—	127,247	33,288	(828)	159,707
Total operating costs and expenses	115,258	13,657,241	(362)	—	13,772,137	102,893	(167,050)	13,707,980
Income (loss) from operations	(114,250)	1,735,205	436	—	1,621,391	110,102	55	1,731,548
Other income (expense):
Earnings of equity method investments	1,771,022	38,546	38,308	(1,809,820)	38,056	2,552	(38,308)	2,300
Interest income (expense)	(38,619)	(2,729)	54	—	(41,294)	(38,209)	2,464	(77,039)
Merger transaction costs	(15,114)	—	—	—	(15,114)	—	—	(15,114)
	1,717,289	35,817	38,362	(1,809,820)	(18,352)	(35,657)	(35,844)	(89,853)
Income before income taxes	1,603,039	1,771,022	38,798	(1,809,820)	1,603,039	74,445	(35,789)	1,641,695
Income tax provision	581,757	—	—	—	581,757	234	—	581,991
Net income	1,021,282	1,771,022	38,798	(1,809,820)	1,021,282	74,211	(35,789)	1,059,704
Less net income attributable to noncontrolling interest	—	—	—	—	—	(859)	37,166	36,307
Net income attributable to HollyFrontier stockholders	$1,021,282	$1,771,022	$38,798	$(1,809,820)	$1,021,282	$75,070	$(72,955)	$1,023,397
Comprehensive income attributable to HollyFrontier stockholders	$1,125,163	$1,945,142	$39,544	$(1,984,686)	$1,125,163	$75,816	$(73,701)	$1,127,278

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$448,297	$1,044,492	$70,977	$(805,981)	$757,785	$182,799	$(71,410)	$869,174

Cash flow from investing activities
Additions to properties, plants and equipment	(11,727)	(361,520)	(24)	—	(373,271)	—	—	(373,271)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(51,856)	—	(51,856)
Acquisition of trucking operations	—	(11,301)	—	—	(11,301)	—	—	(11,301)
Proceeds from sale of property and equipment	—	5,071	—	—	5,071	2,731	—	7,802
Investment in Sabine Biofuels	—	(3,000)	—	—	(3,000)	—	—	(3,000)
Net advances to Sabine Biofuels	—	(5,740)	—	—	(5,740)	—	—	(5,740)
Purchases of marketable securities	(935,512)	—	—	—	(935,512)	—	—	(935,512)
Sales and maturities of marketable securities	846,135	8	—	—	846,143	—	—	846,143
Net intercompany advances (1)	—	137,613	(69,442)	(68,171)	—	—	—	—
	(101,104)	(238,869)	(69,466)	(68,171)	(477,610)	(49,125)	—	(526,735)
Cash flows from financing activities
Net repayments under credit agreement – HEP	—	—	—	—	—	(58,000)	—	(58,000)
Redemption of senior notes	(300,973)	—	—	—	(300,973)	—	—	(300,973)
Proceeds from common unit offerings - HEP	73,444	—	—	—	73,444	73,444	—	146,888
Purchase of treasury stock	(225,023)	—	—	—	(225,023)	—	—	(225,023)
Contribution from general partner	—	—	(1,499)	—	(1,499)	1,499	—	—
Dividends	(645,920)	—	—	—	(645,920)	—	—	(645,920)
Distributions to noncontrolling interest	—	—	—	—	—	(142,611)	71,410	(71,201)
Excess tax benefit from equity-based compensation	2,562	—	—	—	2,562	—	—	2,562
Purchase of units for incentive grants - HEP	—	—	—	—	—	(5,313)	—	(5,313)
Deferred financing costs and other	—	(1,477)	—	—	(1,477)	(1,578)	—	(3,055)
Net repayment of intercompany advances (1)	(68,171)	—	—	68,171	—	—	—	—
Distributions to Parent (1)	—	(805,981)	—	805,981	—	—	—	—
	(1,164,081)	(807,458)	(1,499)	874,152	(1,098,886)	(132,559)	71,410	(1,160,035)
Cash and cash equivalents
Increase (decrease) for the period	(816,888)	(1,835)	12	—	(818,711)	1,115	—	(817,596)
Beginning of period	1,748,808	3,652	2	—	1,752,462	5,237	—	1,757,699
End of period	$931,920	$1,817	$14	$—	$933,751	$6,352	$—	$940,103

(1) Parent operating cash flows includes cash inflows of $806.0 million, $2,727.6 million and $2,147.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, representing distributions of earnings from the Restricted Subsidiaries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$1,571,928	$2,656,514	$63,759	$(2,727,561)	$1,564,640	$162,036	$(63,989)	$1,662,687

Cash flows from investing activities:
Additions to properties, plants and equipment	(7,965)	(282,369)	—	—	(290,334)	—	—	(290,334)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(44,929)	—	(44,929)
Investment in Sabine Biofuels	—	(2,000)	—	—	(2,000)	—	—	(2,000)
Purchases of marketable securities	(671,552)	—	—	—	(671,552)	—	—	(671,552)
Payments received on promissory notes	—	—	72,900	—	72,900	(72,900)	—	—
Sales and maturities of marketable securities	296,780	931	—	—	297,711	—	—	297,711
Net intercompany advances (1)	—	101,943	(126,373)	24,430	—	—	—	—
	(382,737)	(181,495)	(53,473)	24,430	(593,275)	(117,829)	—	(711,104)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	—	221,000	—	221,000
Net proceeds from issuance of senior notes - HEP	—	—	—	—	—	294,750	—	294,750
Redemption of senior notes	(205,000)	—	—	—	(205,000)	—	—	(205,000)
Principal tender on senior notes	—	—	—	—	—	(185,000)	—	(185,000)
Purchase of treasury stock	(209,600)	—	—	—	(209,600)	—	—	(209,600)
Structured stock repurchase arrangement	8,620	—	—	—	8,620	—	—	8,620
Contribution from general partner	—	—	(10,286)	—	(10,286)	10,286	—	—
Contribution from joint venture partner	—	—	—	—	—	6,000	—	6,000
Distribution from HEP upon UNEV transfer	—	260,922	—	—	260,922	(260,922)	—	—
Dividends	(658,085)	—	—	—	(658,085)	—	—	(658,085)
Distributions to noncontrolling interest	—	—	—	—	—	(122,777)	63,989	(58,788)
Excess tax benefit from equity-based compensation	23,361	—	—	—	23,361	—	—	23,361
Purchase of units for incentive grants - HEP	—	—	—	—	—	(5,240)	—	(5,240)
Deferred financing costs and other	—	(1,370)	—	—	(1,370)	(3,436)	—	(4,806)
Net receipt of intercompany advances (1)	24,430	—	—	(24,430)	—	—	—	—
Distributions to Parent (1)	—	(2,727,561)	—	2,727,561	—	—	—	—
	(1,016,274)	(2,468,009)	(10,286)	2,703,131	(791,438)	(45,339)	63,989	(772,788)
Cash and cash equivalents
Increase (decrease) for the period:	172,917	7,010	—	—	179,927	(1,132)	—	178,795
Beginning of period	1,575,891	(3,358)	2	—	1,572,535	6,369	—	1,578,904
End of period	$1,748,808	$3,652	$2	$—	$1,752,462	$5,237	$—	$1,757,699

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$2,275,784	$1,099,072	$41,866	$(2,147,006)	$1,269,716	$108,948	$(40,273)	$1,338,391

Cash flows from investing activities:
Additions to properties, plants and equipment	(7,585)	(150,441)	—	—	(158,026)	—	—	(158,026)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(216,215)	—	(216,215)
Increase in cash due to merger with Frontier	182	872,557	—	—	872,739	—	—	872,739
Investment in Sabine Biofuels	(9,125)	—	—	—	(9,125)	—	—	(9,125)
Payments received on promissory notes	—	—	77,100	—	77,100	(77,100)	—	—
Purchases of marketable securities	(561,899)	—	—	—	(561,899)	—	—	(561,899)
Sales and maturities of marketable securities	301,020	—	—	—	301,020	—	—	301,020
Net intercompany advances (1)	—	332,655	9,921	(342,576)	—	—	—	—
	(277,407)	1,054,771	87,021	(342,576)	521,809	(293,315)	—	228,494
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	—	41,000	—	41,000
Proceeds from issuance of common units – HEP	—	—	—	—	—	75,815	—	75,815
Purchase of treasury stock	(42,795)	—	—	—	(42,795)	—	—	(42,795)
Redemptions of senior notes	(8,203)	—	—	—	(8,203)	—	—	(8,203)
Contribution from general partner	—	—	(128,887)	—	(128,887)	128,887	—	—
Contribution from joint venture partner	—	—	—	—	—	33,500	—	33,500
Dividends	(252,133)	—	—	—	(252,133)	—	—	(252,133)
Distributions to noncontrolling interest	—	—	—	—	—	(91,506)	40,632	(50,874)
Excess tax benefit from equity-based compensation	1,804	—	—	—	1,804	—	—	1,804
Purchase of units for restricted grants - HEP	—	—	—	—	—	(1,641)	—	(1,641)
Deferred financing costs and other	(8,665)	(1,160)	—	—	(9,825)	(3,371)	(359)	(13,555)
Net repayment of intercompany advances (1)	(342,576)		—	342,576	—	—	—	—
Distributions to Parent (1)	—	(2,147,006)	—	2,147,006	—	—	—	—
	(652,568)	(2,148,166)	(128,887)	2,489,582	(440,039)	182,684	40,273	(217,082)
Cash and cash equivalents
Increase (decrease) for the period:	1,345,809	5,677	—	—	1,351,486	(1,683)	—	1,349,803
Beginning of period	230,082	(9,035)	2	—	221,049	8,052	—	229,101
End of period	$1,575,891	$(3,358)	$2	$—	$1,572,535	$6,369	$—	$1,578,904

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 22:	Significant Customers

All revenues are domestic revenues, except for refining segment sales of gasoline and diesel fuel for export into Mexico. We have two significant customers (Sinclair and Shell Oil), each of which has historically accounted for 10% or more of our annual revenues. Sinclair accounted for $2,134.3 million (11%), $2,106.6 million (10%) and $2,035.1 million (13%) of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively, and Shell Oil accounted for $1,830.5 million (9%), $2,323.6 million (12%) and $1,540.6 million (10%) for the years ended December 31, 2013, 2012 and 2011, respectively. Our export sales were to an affiliate of PEMEX and accounted for $310.0 million (2%), $429.4 million (2%) and $370.0 million (2%) of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 23:	Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
Year Ended December 31, 2013
Sales and other revenues	$4,707,789	$5,298,848	$5,327,122	$4,826,801	$20,160,560
Operating costs and expenses	$4,158,594	$4,838,842	$5,177,372	$4,739,678	$18,914,486
Income from operations	$549,195	$460,006	$149,750	$87,123	$1,246,074
Income before income taxes	$529,465	$417,792	$137,437	$74,705	$1,159,399
Net income attributable to HollyFrontier stockholders	$333,669	$256,981	$82,290	$62,902	$735,842
Net income per share attributable to HollyFrontier stockholders - basic	$1.64	$1.27	$0.41	$0.32	$3.66
Net income per share attributable to HollyFrontier stockholders - diluted	$1.63	$1.27	$0.41	$0.31	$3.64
Dividends per common share	$0.80	$0.80	$0.80	$0.80	$3.20
Average number of shares of common stock outstanding:
Basic	202,726	201,543	199,098	198,371	200,419
Diluted	203,428	201,905	199,509	199,311	201,234

Year Ended December 31, 2012
Sales and other revenues	$4,931,738	$4,806,681	$5,204,798	$5,147,507	$20,090,724
Operating costs and expenses	$4,512,174	$3,993,544	$4,226,494	$4,474,366	$17,206,578
Income from operations	$419,564	$813,137	$978,304	$673,141	$2,884,146
Income before income taxes	$387,426	$788,088	$960,272	$652,209	$2,787,995
Net income attributable to HollyFrontier stockholders	$241,696	$493,499	$600,373	$391,604	$1,727,172
Net income per share attributable to HollyFrontier stockholders - basic	$1.16	$2.40	$2.95	$1.92	$8.41
Net income per share attributable to HollyFrontier stockholders - diluted	$1.16	$2.39	$2.94	$1.92	$8.38
Dividends per common share	$0.60	$0.65	$1.15	$0.70	$3.10
Average number of shares of common stock outstanding:
Basic	207,681	204,787	202,655	202,480	204,379
Diluted	208,288	205,541	203,532	203,498	205,274

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2013 that would need to be reported on Form 8-K that have not previously been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2014 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2014 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2014 and is incorporated herein by reference.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2014 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2014 and is incorporated herein by reference.

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

(3)    Exhibits

The Exhibit Index on pages 105 to 112 of this Annual Report on Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Annual Report on Form 10-K.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: February 25, 2014	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Michael C. Jennings	Chairman of the Board, Chief	February 25, 2014
Michael C. Jennings	Executive Officer and President

/s/ Douglas S. Aron	Executive Vice President and	February 25, 2014
Douglas S. Aron	Chief Financial Officer
(Principal Financial Officer)

/s/ J.W. Gann, Jr.	Vice President, Controller and	February 25, 2014
J.W. Gann, Jr.	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Denise C. McWatters	Senior Vice President, General	February 25, 2014
Denise C. McWatters	Counsel and Secretary

/s/ Douglas Y. Bech	Director	February 25, 2014
Douglas Y. Bech

/s/ Buford P. Berry	Director	February 25, 2014
Buford P. Berry

/s/ Leldon Echols	Director	February 25, 2014
Leldon Echols

/s/ R. Kevin Hardage	Director	February 25, 2014
R. Kevin Hardage

/s/ Robert J. Kostelnik	Director	February 25, 2014
Robert J. Kostelnik

/s/ James H. Lee	Director	February 25, 2014
James H. Lee

/s/ Robert G. McKenzie	Director	February 25, 2014
Robert G. McKenzie

Table of Content

Signature	Capacity	Date

/s/ Franklin Myers	Director	February 25, 2014
Franklin Myers

/s/ Michael E. Rose	Director	February 25, 2014
Michael E. Rose

/s/ Tommy A. Valenta	Director	February 25, 2014
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

3.2	Amended and Restated Bylaws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed February 20, 2014, File No. 1-03876).

4.1
Indenture, dated June 10, 2009, among Holly Corporation, the Guarantors and U.S. Bank Trust National Association, providing for the issuance of 9.875% Senior Notes due 2017 (includes the form of certificate for the notes issued thereunder) (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed June 11, 2009, File No. 1-03876).

4.2
First Supplemental Indenture, dated June 14, 2011, among Holly Corporation, the Guarantors and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-03876).

4.3
Second Supplemental Indenture, dated July 18, 2011, among HollyFrontier Corporation, the Guarantors and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.11 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 1-03876).

4.4
Indenture, dated March 10, 2010, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors and U.S. Bank National Association, providing for the issuance of 8.25% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.'s Current Report on Form 8-K filed March 11, 2010, File No. 1-32225).

4.5
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

4.6
Second Supplemental Indenture, dated June 4, 2010, among HEP Operations LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 of Holly Energy Partners, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, File No. 1-32225).

4.7
Third Supplemental Indenture, dated December 29, 2011, among Cheyenne Logistics LLC, El Dorado Logistics LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Holly Energy Partners, L.P.'s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-32225).

4.8
Fourth Supplemental Indenture, dated August 6, 2012, among HEP UNEV Holdings LLC, HEP UNEV Pipeline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, File No. 1-03876).

Table of Content

Exhibit Number	Description

4.9
Indenture, dated November 22, 2010, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association, providing for the issuance of 6 7/8% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 of Frontier Oil Corporation's Current Report on Form 8-K filed November 22, 2010, File Number 1-07627).

4.10
First Supplemental Indenture, dated November 22, 2010, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Frontier Oil Corporation's Current Report on Form 8-K filed November 22, 2010, File Number 1-07627).

4.11
Second Supplement Indenture, dated May 26, 2011, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Frontier Oil Corporation's Current Report on Form 8-K filed May 27, 2011, File No. 1-07627).

4.12
Third Supplemental Indenture, dated July 1, 2011, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

4.13	Form of 6 7/8% Senior Note Due 2018 (incorporated by reference to Exhibit 4.3 of Frontier Oil Corporation's Current Report on form 8-K filed November 22, 2010, file Number 1-07627).

4.14
Indenture, dated March 12, 2012, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors and U.S. Bank National Association, providing for the issuance of 6.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.'s Current Report on Form 8-K filed March 12, 2012, File No. 1-32225).

4.15
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

10.2
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

10.5
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

10.7
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

10.9
Letter Agreement, dated October 14, 2011, regarding the Amended and Restated Crude Pipelines and Tankage Agreement, dated December 1, 2009 (incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 1-03876).

10.10
Second Amended and Restated Crude Pipelines and Tankage Agreement, dated July 16, 2013, among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P., HEP Pipeline, LLC and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

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

10.13
Second Amended and Restated Throughput Agreement (Tucson Terminal), dated September 19, 2013, effective June 1, 2013, among HollyFrontier Refining & Marketing LLC, HEP Refining, L.L.C. and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 1-03876).

10.14*
First Amendment to Amended and Restated Refined Product Pipelines and Terminals Agreement, dated November 7, 2013, effective September 30, 2013, among HollyFrontier Refining & Marketing LLC (formerly Holly Refining & Marketing LLC), Holly Energy Partners - Operating, L.P., HEP Pipeline Assets, Limited Partnership, HEP Pipeline, L.L.C., HEP Refining Assets, L.P., HEP Refining L.L.C., HEP Mountain Home, L.L.C. and HEP Woods Cross, L.L.C.

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

10.17
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

10.18
Second Amended and Restated Pipelines, Tankage and Loading Rack Throughput Agreement, dated August 31, 2011, between Holly Refining & Marketing - Tulsa LLC, HEP Tulsa LLC and Holly Energy Storage - Tulsa LLC (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed September 1, 2011, File No. 1-03876).

10.19
Indemnification Proceeds and Payments Allocation Agreement, dated December 1, 2009, between HEP Tulsa LLC and Holly Refining & Marketing - Tulsa LLC (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed December 7, 2009, File No. 1-03876).

10.20
Pipeline Systems Operating Agreement, dated February 8, 2010, among Navajo Refining Company, L.L.C., Lea Refining Company, Woods Cross Refining Company, L.L.C., Holly Refining & Marketing - Tulsa LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Holly Energy Partners, L.P.'s Current Report on Form 8-K filed February 9, 2010, File No. 1-32225).

Table of Content

Exhibit Number	Description

10.21
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

10.25
First Amended and Restated Tankage, Loading Rack and Crude Oil Receiving Throughput Agreement (Cheyenne), dated November 11, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.26 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-03876).

10.26
First Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated November 11, 2011, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.27 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-03876).

10.27
Second Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed January 13, 2014, File No. 1-03876).

10.28
Seventh Amended and Restated Omnibus Agreement, dated July 12, 2012, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-03876).

10.29
Eighth Amended and Restated Omnibus Agreement, dated July 16, 2013, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 22, 2013, File No. 1-03876).

10.30
Ninth Amended and Restated Omnibus Agreement, dated January 7, 2014, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed January 13, 2014, File No. 1-03876).

10.31
Lease and Access Agreement (Cheyenne), dated November 9, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed November 10, 2011, File No. 1-03876).

10.32*	First Amendment to Lease and Access Agreement (Cheyenne), effective June 5, 2012, between Frontier Refining LLC and Cheyenne Logistics LLC.

10.33
Lease and Access Agreement (El Dorado), dated November 9, 2011, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K filed November 10, 2011, File No. 1-03876).

10.34*	First Amendment to Lease and Access Agreement ( El Dorado), effective August 15, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC.

10.35*	Second Amendment to Lease and Access Agreement ( El Dorado), effective December 5, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC.

10.36*	Third Amendment to Lease and Access Agreement ( El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC.

Table of Content

Exhibit Number	Description

10.37
Credit Agreement, dated July 1, 2011, among HollyFrontier Corporation and certain of its subsidiaries, as borrowers, Union Bank, N.A., as administrative agent and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

10.38
First Amendment to Credit Agreement, dated August 24, 2011, among HollyFrontier Corporation and certain of its subsidiaries, as borrowers, Union Bank, N.A, as administrative agent and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed August 30, 2011, File No. 1-03876).

10.39
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

10.40
Guarantee and Collateral Agreement, dated July 1, 2011, among HollyFrontier Corporation and certain of its subsidiaries in favor of Union Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

10.41
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

10.42
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

10.43
Seventeenth Amendment, dated August 27, 2013, to the Frontier Products Offtake Agreement El Dorado Refinery, dated October 19, 1999, between Frontier Oil and Refining Company (now HollyFrontier Refining & Marketing LLC, as successor-by-merger to Frontier Oil and Refining Company) and Equiva Trading Company (now Shell Oil Products US, assignee of Equiva Trading Company) (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 1-03876).

10.44
Master Crude Oil Purchase and Sale Contract, dated November 1, 2010, among BNP Paribas Energy Trading GP, BNP Paribas Energy Trading Canada Corp., Frontier Oil and Refining Company and Frontier Oil Corporation (incorporated by reference to Exhibit 10.1 to Frontier Oil Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 1-07627).

10.45
Guaranty, dated November 1, 2010, by Frontier Oil Corporation in favor of BNP Paribas Energy Trading GP and BNP Paribas Energy Trading Canada Corp. (incorporated by reference to Exhibit 10.1 to Frontier Oil Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 1-07627).

10.46
LLC Interest Purchase Agreement, dated July 12, 2012, among HollyFrontier Corporation, Holly Energy Partners, L.P. and HEP UNEV Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-03876).

10.47
Limited Partial Waiver of Incentive Distribution Rights under the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated July 12, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-03876).

10.48
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, HollyFrontier Holdings LLC and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.49
Transportation Services Agreement, dated July 16, 2013, between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 22, 2013, File No. 1-03876).

10.50
Refined Products Purchase Agreement, dated December 1, 2009, between Holly Refining & Marketing - Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

10.51
First Amendment to Refined Products Purchase Agreement, dated May 17, 2010, between Holly Refining & Marketing - Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

10.52
Second Amendment to Refined Products Purchase Agreement, dated December 19, 2011, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No 1-03876).

10.53
Third Amendment to Refined Products Purchase Agreement, dated June 1, 2012, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

10.54+
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

10.55+
First Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.56+
Second Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 18, 2011, File No. 1-03876).

10.57+
Third Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.58+
Holly Corporation – Supplemental Payment Agreement for 2001 Service as Director (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-03876).

10.59+
Holly Corporation – Supplemental Payment Agreement for 2002 Service as Director (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-03876).

10.60+
Holly Corporation – Supplemental Payment Agreement for 2003 Service as Director (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003, File No. 1-03876).

10.61+	Holly Corporation Amended and Restated Change in Control Agreement Policy (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 1, 2011, File No. 1-03876).

10.62+
Holly Corporation Employee Form of Change in Control Agreement (for grandfathered Holly Corporation employees) (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed February 20, 2008, File No. 1-03876).

10.63+
HollyFrontier Corporation Form of Change in Control Agreement (for legacy Frontier Oil Corporation executives) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 24, 2012, File No. 1-03876).

10.64+
HollyFrontier Corporation Form of Amendment to Change in Control Agreement for Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 10, 2012, File No. 1-03876).

10.65+
HollyFrontier Corporation Form of Change in Control Agreement (for legacy Holly Corporation employees) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 30, 2012, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.66+
HollyFrontier Corporation Form of Change in Control Agreement (for HollyFrontier Corporation new hires and promotes) (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed March 30, 2012, File No. 1-03876).

10.67+
HollyFrontier Corporation Form of Amendment to Change in Control Agreement for David L. Lamp and George J. Damiris (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 14, 2013, File No. 1-03876).

10.68+
Form of Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, File No. 1-03876).

10.69+
Form of Executive Restricted Stock Agreement [time and performance based vesting] (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, File No. 1-03876).

10.70+
Form of Employee Restricted Stock Agreement [time based vesting] (incorporated by reference to Exhibit 10.10 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, File No. 1-03876).

10.71+
Form of Performance Share Unit Agreement (for 162(m) covered employees) (incorporated by reference to Exhibit 4.11 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.72+
Form of Performance Share Unit Agreement (for non-162(m) covered employees) (incorporated by reference to Exhibit 4.12 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.73+	Form of Restricted Stock Agreement (time-based vesting) (incorporated by reference to Exhibit 4.13 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.74+	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 4.14 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.75+
Form of Restricted Stock Unit Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.63 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.76+
Form of Notice of Grant of Restricted Stock Units (for non-employee directors) (incorporated by reference to Exhibit 10.64 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.77+
Form of Indemnification Agreement entered into with directors and officers of Holly Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed December 13, 2006, File No. 1-03876).

10.78+
Retention and Assumption Agreement, dated February 21, 2011, among Frontier Oil Corporation, Holly Corporation and Michael C. Jennings (incorporated by reference to Exhibit 10.1 to Frontier Oil Corporation's Current Report on Form 8-K filed February 21, 2011, File No. 1-07627).

10.79+
Retention and Assumption Agreement, dated February 21, 2011, among Frontier Oil Corporation, Holly Corporation and Doug S. Aron (incorporated by reference to Exhibit 10.2 to Frontier Oil Corporation's Current Report on Form 8-K filed February 21, 2011, File No. 1-07627).

10.80+
HollyFrontier Corporation Omnibus Incentive Compensation Plan (formerly the Frontier Oil Corporation Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

10.81+
Form of Frontier Oil Corporation Omnibus Incentive Compensation Plan Stock Unit Agreement with Double Trigger Vesting (incorporated by reference to Exhibit 10.15 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 1-03876).

10.82+
Form of Frontier Oil Corporation Omnibus Incentive Compensation Plan Restricted Stock Agreement with Double Trigger Vesting (incorporated by reference to Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 1-03876).

10.83+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (formerly the Frontier Deferred Compensation Plan) (incorporated by reference to Exhibit 10.73 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.84+
Form of Indemnification Agreement between Frontier and each of its officers and directors (incorporated by reference to Exhibit 10.41 to Frontier Oil Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, File No. 1-07627).

10.85+
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

101++
The following financial information from Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.