Form 10-Q
period 2014-03-31
HollyFrontier Corp
filed 2014-05-06
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
198,681,002 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2014.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“Crude oil distillation” means the process of distilling vapor from liquid crudes, usually by heating, and condensing the vapor slightly above atmospheric pressure turning it back to liquid in order to purify, fractionate or form the desired products.

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

“MMBTU” means one million British thermal units.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $4,879 and $6,352, respectively)	$1,074,635	$940,103
Marketable securities	709,468	725,160
Total cash, cash equivalents and short-term marketable securities	1,784,103	1,665,263
Accounts receivable: Product and transportation (HEP: $34,425 and $34,736, respectively)	668,105	665,098
Crude oil resales	20,233	43,704
	688,338	708,802
Inventories: Crude oil and refined products	1,501,121	1,241,448
Materials, supplies and other (HEP: $1,594 and $1,591, respectively)	89,171	112,799
	1,590,292	1,354,247
Income taxes receivable	12,431	109,376
Prepayments and other (HEP: $1,905 and $2,283, respectively)	110,345	58,756
Total current assets	4,185,509	3,896,444

Properties, plants and equipment, at cost (HEP: $1,212,988 and $1,199,594, respectively)	4,442,736	4,343,857
Less accumulated depreciation (HEP: $(207,911) and $(194,619), respectively)	(1,000,437)	(949,261)
	3,442,299	3,394,596
Marketable securities (long-term)	6,050	—
Other assets: Turnaround costs	239,423	258,436
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,922	2,331,922
Intangibles and other (HEP: $73,664 and $74,979, respectively)	175,355	175,341
	2,746,700	2,765,699
Total assets	$10,380,558	$10,056,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $15,753 and $22,898, respectively)	$1,570,973	$1,325,376
Accrued liabilities (HEP: $14,107 and $28,668, respectively)	121,003	125,115
Deferred income tax liabilities	224,534	223,999
Total current liabilities	1,916,510	1,674,490

Long-term debt (HEP: $833,790 and $807,630, respectively)	1,023,057	997,519
Deferred income taxes (HEP: $5,312 and $5,287, respectively)	644,333	616,842
Other long-term liabilities (HEP: $37,395 and $35,918, respectively)	148,157	158,490

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of March 31, 2014 and December 31, 2013	2,560	2,560
Additional capital	3,998,926	3,990,630
Retained earnings	3,136,871	3,144,480
Accumulated other comprehensive income	54,064	822
Common stock held in treasury, at cost – 57,179,060 and 57,132,515 shares as of March 31, 2014 and December 31, 2013, respectively	(1,147,335)	(1,138,872)
Total HollyFrontier stockholders’ equity	6,045,086	5,999,620
Noncontrolling interest	603,415	609,778
Total equity	6,648,501	6,609,398
Total liabilities and equity	$10,380,558	$10,056,739

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2014 and December 31, 2013. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Sales and other revenues	$4,791,053	$4,707,789
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,138,620	3,792,535
Operating expenses (exclusive of depreciation and amortization)	273,966	265,099
General and administrative expenses (exclusive of depreciation and amortization)	26,923	29,198
Depreciation and amortization	80,548	71,762
Total operating costs and expenses	4,520,057	4,158,594
Income from operations	270,996	549,195
Other income (expense):
Earnings (loss) of equity method investments	(801)	59
Interest income	1,405	1,531
Interest expense	(12,347)	(21,320)
Loss on early extinguishment of debt	(7,677)	—
	(19,420)	(19,730)
Income before income taxes	251,576	529,465
Income tax provision:
Current	93,293	206,627
Deferred	(5,679)	(20,533)
	87,614	186,094
Net income	163,962	343,371
Less net income attributable to noncontrolling interest	11,901	9,702
Net income attributable to HollyFrontier stockholders	$152,061	$333,669
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.76	$1.64
Diluted	$0.76	$1.63
Cash dividends declared per common share	$0.80	$0.80
Average number of common shares outstanding:
Basic	198,297	202,726
Diluted	198,924	203,428

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$163,962	$343,371
Other comprehensive income:
Securities available-for-sale:
Unrealized gain on marketable securities	12	19
Reclassification adjustments to net income on sale or maturity of marketable securities	(1)	(3)
Net unrealized gain on marketable securities	11	16
Hedging instruments:
Change in fair value of cash flow hedging instruments	92,035	(10,346)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(5,222)	27,704
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	939
Net unrealized gain on hedging instruments	87,083	18,297
Post-retirement benefit obligations:
Loss on post-retirement healthcare plan	(89)	—
Post-retirement healthcare plan loss reclassified to net income	—	1,726
Net change in post-retirement benefit obligations	(89)	1,726
Other comprehensive income before income taxes	87,005	20,039
Income tax expense	33,705	7,488
Other comprehensive income	53,300	12,551
Total comprehensive income	217,262	355,922
Less noncontrolling interest in comprehensive income	11,959	10,494
Comprehensive income attributable to HollyFrontier stockholders	$205,303	$345,428

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$163,962	$343,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,548	71,762
Earnings of equity method investments, net of distributions	1,363	628
Loss on early extinguishment of debt attributable to unamortized discount	1,489	—
Deferred income taxes	(5,679)	(20,533)
Equity-based compensation expense	6,186	8,580
Change in fair value – derivative instruments	(10,546)	(53,745)
(Increase) decrease in current assets:
Accounts receivable	17,878	(22,294)
Inventories	(236,045)	(151,168)
Income taxes receivable	96,945	37,053
Prepayments and other	10,010	3,866
Increase (decrease) in current liabilities:
Accounts payable	260,834	(40,964)
Income taxes payable	—	151,403
Accrued liabilities	3,060	(9,846)
Turnaround expenditures	(4,292)	(69,835)
Other, net	9,216	285
Net cash provided by operating activities	394,929	248,563

Cash flows from investing activities:
Additions to properties, plants and equipment	(103,677)	(66,951)
Additions to properties, plants and equipment – HEP	(20,604)	(5,013)
Proceeds from sale of property and equipment	—	2,290
Investment in Sabine Biofuels	(1,000)	—
Net repayment of advances to Sabine Biofuels	2,586	—
Purchases of marketable securities	(244,030)	(178,251)
Sales and maturities of marketable securities	253,676	143,280
Net cash used for investing activities	(113,049)	(104,645)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	421,300	57,000
Repayments under credit agreement – HEP	(246,600)	(110,000)
Redemption of senior notes – HEP	(156,188)	—
Proceeds from sale of HEP common units	—	73,444
Proceeds from common unit offerings - HEP	—	73,444
Inventory repurchase obligation	21,126	—
Purchase of treasury stock	(13,988)	(6,610)
Dividends	(158,614)	(102,163)
Distributions to noncontrolling interest	(18,881)	(15,288)
Excess tax benefit from equity-based compensation	5,156	744
Purchase of units for incentive grants – HEP	(336)	(2,719)
Deferred financing costs and other	(323)	2,973
Net cash used for financing activities	(147,348)	(29,175)

Cash and cash equivalents:
Increase for the period	134,532	114,743
Beginning of period	940,103	1,757,699
End of period	$1,074,635	$1,872,442

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,469	$20,825
Income taxes	$233	$17,380

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of March 31, 2014, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2014, the consolidated results of operations and comprehensive income for the three months ended March 31, 2014 and 2013 and consolidated cash flows for the three months ended March 31, 2014 and 2013 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 that has been filed with the SEC.

Our results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2014.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.4 million at March 31, 2014 and December 31, 2013.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Goodwill: Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually, or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2014, there have been no impairments to goodwill.

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

As of March 31, 2014, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the three months ended March 31, 2014. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2014, these agreements result in minimum annualized payments to HEP of $225.5 million.

Our transactions with HEP including fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

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

Sabine Biofuels

We have a 50% ownership interest in Sabine Biofuels, an unconsolidated VIE. This investment, accounted for using the equity method of accounting, had a carrying amount of $8.2 million at March 31, 2014 and is classified as a noncurrent asset under “Intangibles and other” in our consolidated balance sheets. Also, we have extended a working capital facility to Sabine Biofuels having an outstanding balance of $7.4 million at March 31, 2014.

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

The carrying amounts and estimated fair values of our investments in marketable securities, derivative instruments and senior notes at March 31, 2014 and December 31, 2013 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2014
Assets:
Marketable securities	$715,518	$715,518	$—	$715,518	$—
Commodity price swaps	129,128	129,128	—	110,015	19,113
Forward sales contracts	2,089	2,089	—	—	2,089
HEP interest rate swaps	1,628	1,628	—	1,628	—
Total assets	$848,363	$848,363	$—	$827,161	$21,202

Liabilities:
NYMEX futures contracts	$3,450	$3,450	$3,450	$—	$—
Commodity price swaps	76,297	76,297	—	32,622	43,675
HollyFrontier senior notes	154,830	160,688	—	160,688	—
HEP senior notes	296,090	319,500	—	319,500	—
HEP interest rate swaps	1,677	1,677	—	1,677	—
Total liabilities	$532,344	$561,612	$3,450	$514,487	$43,675

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Level 2 Financial Instruments
Investments in marketable securities and derivative instruments consisting of commodity price swaps and HEP's interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair values of the commodity price and interest rate swap contracts are based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP's interest rate swaps. The fair value of the marketable securities and senior notes is based on values provided by a third-party, which were derived using market quotes for similar type instruments, a Level 2 input.

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

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Level 3 Financial Instruments	2014	2013
	(In thousands)
Liability balance at beginning of period	$(35,318)	$(33,658)
Change in fair value:
Recognized in other comprehensive income	(22,137)	(49,202)
Recognized in cost of products sold	8,970	43,559
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	25,331	19,185
Recognized in cost of products sold	681	13,867
Liability balance at end of period	$(22,473)	$(6,249)

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of $2.5 million.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 4:	Earnings Per Share

Basic earnings per share is calculated as net income attributable to HollyFrontier stockholders divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from restricted shares and performance share units. The following is a reconciliation of the components of the basic and diluted per share computations for net income attributable to HollyFrontier stockholders:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$152,061	$333,669
Participating securities' share in earnings	466	1,294
Net income attributable to common shares	$151,595	$332,375
Average number of shares of common stock outstanding	198,297	202,726
Effect of dilutive variable restricted shares and performance share units (1)	627	702
Average number of shares of common stock outstanding assuming dilution	198,924	203,428
Basic earnings per share	$0.76	$1.64
Diluted earnings per share	$0.76	$1.63
(1) Excludes anti-dilutive restricted and performance share units of:	14	—

NOTE 5:	Stock-Based Compensation

As of March 31, 2014, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $5.4 million and $7.5 million for the three months ended March 31, 2014 and 2013, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.8 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock and Restricted Stock Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees restricted stock and restricted stock unit awards with awards generally vesting over a period of one to three years. Restricted stock award recipients are generally entitled to all the rights of absolute ownership of the restricted shares from the date of grant including the right to vote the shares and to receive dividends. Upon vesting, restrictions on the restricted shares lapse at which time they convert to common shares. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock and restricted stock unit award is measured based on the grant date market price of our common shares and is amortized over the respective vesting period.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted stock and restricted stock unit activity and changes during the three months ended March 31, 2014 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2014 (non-vested)	737,562	$39.54
Granted	56,482	47.92
Vesting (transfer/conversion to common stock)	(92,240)	32.76
Forfeited	(56,567)	41.86
Outstanding at March 31, 2014 (non-vested)	645,237	$41.04	$30,700

For the three months ended March 31, 2014, 92,240 restricted stock and restricted stock units vested having a grant date fair value of $3.0 million. As of March 31, 2014, there was $16.9 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to both a “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to an equally-weighted peer group of independent refining companies, while market performance is based on total shareholder return achieved by HollyFrontier stockholders compared with the average shareholder return achieved by shareholders of peer group companies. The number of shares ultimately issued under these awards can range from zero to 200%. As of March 31, 2014, estimated share payouts for outstanding non-vested performance share unit awards ranged from 120% to 165% of the initial target award.

A summary of performance share unit activity and changes during the three months ended March 31, 2014 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2014 (non-vested)	983,610
Granted	23,964
Vesting and transfer of ownership to recipients	(181,290)
Forfeited	(87,564)
Outstanding at March 31, 2014 (non-vested)	738,720

For the three months ended March 31, 2014, we issued 172,231 shares of our common stock, representing a 95% payout on vested performance shares units having a grant date fair value of $5.9 million. Based on the weighted-average grant date fair value of $40.53 per share, there was $23.3 million of total unrecognized compensation cost related to non-vested performance share units as of March 31, 2014. That cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at March 31, 2014 consisted of cash, cash equivalents and investments in marketable securities.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following is a summary of our marketable securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
March 31, 2014
Certificates of deposit	$64,703	$20	$—	$64,723
Commercial paper	72,568	20	—	72,588
Corporate debt securities	136,056	15	(64)	136,007
State and political subdivisions debt securities	442,167	66	(33)	442,200
Total marketable securities	$715,494	$121	$(97)	$715,518

December 31, 2013
Certificates of deposit	$74,802	$21	$(1)	$74,822
Commercial paper	78,216	28	—	78,244
Corporate debt securities	96,889	6	(44)	96,851
State and political subdivisions debt securities	475,235	49	(41)	475,243
Total marketable securities	$725,142	$104	$(86)	$725,160

Interest income recognized on our marketable securities was $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7:	Inventories

Inventory consists of the following components:

	March 31, 2014	December 31, 2013
	(In thousands)
Crude oil	$617,422	$567,281
Other raw materials and unfinished products(1)	208,080	154,534
Finished products(2)	675,619	519,633
Process chemicals(3)	3,993	3,504
Repair and maintenance supplies and other	85,178	109,295
Total inventory	$1,590,292	$1,354,247

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

NOTE 8:	Environmental

We expensed $0.3 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $85.2 million and $87.8 million at March 31, 2014 and December 31, 2013, respectively, of which $72.0 million and $73.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement that matures in July 2016 (the “HollyFrontier Credit Agreement”) and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivable and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At March 31, 2014, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.5 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $650 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At March 31, 2014, HEP was in compliance with all of its covenants, had outstanding borrowings of $537.7 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Senior Notes
Our 6.875% senior notes ($150 million aggregate principal amount maturing November 2018) (the “HollyFrontier Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. Additionally, we have certain redemption rights under the HollyFrontier Senior Notes.

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of March 31, 2014, the HollyFrontier Senior Notes were rated investment grade by both Standard & Poor's (BBB-) and Moody's (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

HollyFrontier Financing Obligation
We have a financing obligation that relates to a sale and lease-back of certain crude oil tankage that we sold to an affiliate of Plains All American Pipeline, L.P. (“Plains”) in October 2009 for $40.0 million. Monthly lease payments are recorded as a reduction in principal over the 15-year lease term ending in 2024.

HEP Senior Notes
HEP’s 6.5% senior notes ($300 million aggregate principal amount maturing March 2020) (the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

In March 2014, HEP redeemed its $150.0 million aggregate principal amount of 8.25% senior notes maturing March 2018 at a redemption cost of $156.2 million, at which time HEP recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and unamortized discount and financing costs of $1.5 million. HEP funded the redemption with borrowings under the HEP Credit Agreement.

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

The carrying amounts of long-term debt are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
6.875% Senior Notes
Principal	$150,000	$150,000
Unamortized premium	4,830	5,054
	154,830	155,054
Financing Obligation	34,437	34,835

Total HollyFrontier long-term debt	189,267	189,889

HEP Credit Agreement	537,700	363,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,910)	(4,073)
	296,090	295,927
HEP 8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total HEP long-term debt	833,790	807,630

Total long-term debt	$1,023,057	$997,519

We capitalized interest attributable to construction projects of $3.0 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas and WTI crude oil and forecasted sales of ultra-low sulfur diesel and conventional unleaded gasoline. We also have forward sales contracts that lock in the prices of future sales of refined product. These contracts have been designated as accounting hedges and are measured quarterly at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. Also on a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended March 31, 2014
Commodity price swaps
Change in fair value	$92,478	Sales and other revenues	$(25,331)
Gain reclassified to earnings due to settlements	(5,760)	Cost of products sold	29,317
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	1,504	Operating expenses	$(2,160)
Total	$86,988		$5,490		$(2,160)

Three Months Ended March 31, 2013
Commodity price swaps
Change in fair value	$(10,404)	Sales and other revenues	$(19,185)	Sales and other revenues	$(356)
Loss reclassified to earnings due to settlements	27,200	Cost of products sold	(6,532)	Cost of products sold	3,131
Amortization of discontinued hedges reclassified to earnings	90	Operating expenses	(1,573)	Operating expenses	(365)
Total	$16,886		$(27,290)		$2,410

As of March 31, 2014, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Natural gas - long	36,000,000	7,200,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	24,042,500	19,662,500	4,380,000	—	—	Barrels
Ultra-low sulfur diesel - short	14,142,500	9,762,500	4,380,000	—	—	Barrels
Sub octane gasoline - short	9,900,000	9,900,000	—	—	—	Barrels
Forward sales - diesel and gasoline	825,000	825,000	—	—	—	Barrels

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 36,000,000 MMBTU's to be purchased ratably through 2017. As of March 31, 2014, we have an unrealized loss of $4.1 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended March 31,
Location of Gain (Loss) Recognized in Income	2014	2013
	(In thousands)
Cost of products sold	$26	$33,592
Operating expenses	(48)	(4,993)
Total	$(22)	$28,599

As of March 31, 2014, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Commodity price swap (WCS spread) - long	4,812,500	4,812,500	—	—	—	Barrels
Commodity price swap (natural gas) - long	36,000,000	7,200,000	9,600,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	36,000,000	7,200,000	9,600,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	2,914,000	2,914,000	—	—	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2014, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of March 31, 2014, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of March 31, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended March 31, 2014
Interest rate swaps
Change in fair value	$(443)
Loss reclassified to earnings due to settlements	538	Interest expense	$(538)
Total	$95		$(538)

Three Months Ended March 31, 2013
Interest rate swaps
Change in fair value	$58
Loss reclassified to earnings due to settlements	504
Amortization of discontinued hedge reclassified to earnings	849	Interest expense	$(1,353)
Total	$1,411		$(1,353)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2014
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$92,912	$(40,044)	$52,868	$18,321	$(8,040)	$10,281
Forward sales contracts	2,089	—	2,089	—	—	—
Interest rate swap contracts	1,628	—	1,628	1,677	—	1,677
	$96,629	$(40,044)	$56,585	$19,998	$(8,040)	$11,958

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$19,093	$(4,445)	$14,648	$13,487	$(9,083)	$4,404
NYMEX futures contracts	—	—	—	3,450	—	3,450
	$19,093	$(4,445)	$14,648	$16,937	$(9,083)	$7,854

Total net balance			$71,233			$19,812

Balance sheet classification:	Prepayment and other		$68,572	Accrued liabilities		$3,450
	Intangibles and other		2,661	Other long-term liabilities		16,362
			$71,233			$19,812

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$63,561	$(23,679)	$39,882
Interest rate swap contracts	1,670	—	1,670	1,814	—	1,814
	$1,670	$—	$1,670	$65,375	$(23,679)	$41,696

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$6,972	$—	$6,972	$19,766	$(12,611)	$7,155
NYMEX futures contracts	—	—	—	3,569	—	3,569
	$6,972	$—	$6,972	$23,335	$(12,611)	$10,724

Total net balance			$8,642			$52,420

Balance sheet classification:	Prepayment and other		$6,972	Accrued liabilities		$26,843
	Intangibles and other		1,670	Other long-term liabilities		25,577
			$8,642			$52,420

At March 31, 2014, we had a pre-tax net unrealized gain of $42.8 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of $54.9 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the three months ended March 31, 2014 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$5,999,620	$609,778	$6,609,398
Net income	152,061	11,901	163,962
Dividends	(159,670)	—	(159,670)
Distributions to noncontrolling interest holders	—	(18,881)	(18,881)
Other comprehensive income, net of tax	53,242	58	53,300
Equity-based compensation	5,366	820	6,186
Excess tax benefit attributable to equity-based compensation	5,156	—	5,156
Purchase of treasury stock (1)	(10,689)	—	(10,689)
Purchase of HEP units for restricted grants	—	(336)	(336)
Other	—	75	75
Balance at March 31, 2014	$6,045,086	$603,415	$6,648,501

(1)	Includes 90,393 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We have a Board approved repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2014, we had remaining authorization to repurchase up to $311.6 million under this stock repurchase program.

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2014
Net unrealized gain on marketable securities	$11	$(3)	$14
Net unrealized gain on hedging instruments	87,083	33,743	53,340
Net change in post-retirement benefit obligations	(89)	(35)	(54)
Other comprehensive income	87,005	33,705	53,300
Less other comprehensive income attributable to noncontrolling interest	58	—	58
Other comprehensive income attributable to HollyFrontier stockholders	$86,947	$33,705	$53,242

Three Months Ended March 31, 2013
Net unrealized gain on marketable securities	$16	$8	$8
Net unrealized gain on hedging instruments	18,297	6,809	11,488
Net change in post-retirement benefit obligations	1,726	671	1,055
Other comprehensive income	20,039	7,488	12,551
Less other comprehensive income attributable to noncontrolling interest	792	—	792
Other comprehensive income attributable to HollyFrontier stockholders	$19,247	$7,488	$11,759

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended March 31,
	2014	2013

Marketable securities	$1	$3	Interest income
	—	1	Income tax expense
	1	2	Net of tax

Hedging instruments:
Commodity price swaps	(25,331)	(19,185)	Sales and other revenues
	29,317	(6,532)	Cost of products sold
	1,504	(1,573)	Operating expenses
Interest rate swaps	(538)	(1,353)	Interest expense
	4,952	(28,643)
	2,043	(10,823)	Income tax expense (benefit)
	2,909	(17,820)	Net of tax
	326	820	Noncontrolling interest
	3,235	(17,000)	Net of tax and noncontrolling interest

Post-retirement benefit obligations	—	(84)	Cost of products sold
	—	(1,549)	Operating expenses
	—	(93)	General and administrative expenses
	—	(1,726)
	—	(671)	Income tax benefit
	—	(1,055)	Net of tax

Total reclassifications for the period	$3,236	$(18,053)

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	March 31, 2014	December 31, 2013
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$27,637	$27,691
Unrealized gain on marketable securities	24	10
Unrealized gain (loss) on hedging instruments, net of noncontrolling interest	26,403	(26,879)
Accumulated other comprehensive income	$54,064	$822

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 13:	Post-retirement Plans

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit expense of this plan consisted of the following components:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Service cost – benefit earned during the period	$224	$278
Interest cost on projected benefit obligations	159	159
Amortization of prior service credit	(1,074)	(1,474)
Amortization of net loss	—	31
Loss on settlement	—	1,726
Net periodic post-retirement expense (credit)	$(691)	$720

In the first quarter of 2013, we settled a portion of our post-retirement medical obligation, at which time we reclassified a $1.7 million pretax loss out of accumulated other comprehensive income that was recognized as a charge to net income.

Additionally, we have a program that provides certain transition benefit payments to certain employees that participated in a defined benefit plan that was terminated. The program extends through 2014 and provides payments after year-end provided the employee is employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs under this program were $2.6 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.

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

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2014
Sales and other revenues	$4,775,080	$87,012	$1,115	$(72,154)	$4,791,053
Depreciation and amortization	$63,541	$15,184	$2,030	$(207)	$80,548
Income (loss) from operations	$251,209	$45,865	$(25,555)	$(523)	$270,996
Capital expenditures	$99,943	$20,604	$3,734	$—	$124,281

Three Months Ended March 31, 2013
Sales and other revenues	$4,692,426	$76,484	$563	$(61,684)	$4,707,789
Depreciation and amortization	$57,170	$13,749	$1,050	$(207)	$71,762
Income (loss) from operations	$542,202	$33,474	$(25,972)	$(509)	$549,195
Capital expenditures	$63,632	$5,013	$3,319	$—	$71,964

March 31, 2014
Cash, cash equivalents and total investments in marketable securities	$105	$4,879	$1,785,169	$—	$1,790,153
Total assets	$7,381,446	$1,410,535	$1,898,635	$(310,058)	$10,380,558
Long-term debt	$—	$833,790	$189,267	$—	$1,023,057

December 31, 2013
Cash, cash equivalents and total investments in marketable securities	$1,860	$6,352	$1,657,051	$—	$1,665,263
Total assets	$7,094,558	$1,413,908	$1,881,119	$(332,846)	$10,056,739
Long-term debt	$—	$807,630	$189,889	$—	$997,519

HEP segment revenues from external customers were $15.2 million and $12.9 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 39% ownership interest at March 31, 2014, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
March 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,067,578	$2,055	$123	$—	$1,069,756	$4,879	$—	$1,074,635
Marketable securities	709,468	—	—	—	709,468	—	—	709,468
Accounts receivable, net	5,855	676,984	4,724	—	687,563	34,425	(33,650)	688,338
Intercompany accounts receivable	—	446,024	337,691	(783,715)	—	—	—	—
Inventories	—	1,588,698	—	—	1,588,698	1,594	—	1,590,292
Income taxes receivable	12,431	—	—	—	12,431	—	—	12,431
Prepayments and other	16,940	95,930	—	—	112,870	1,905	(4,430)	110,345
Total current assets	1,812,272	2,809,691	342,538	(783,715)	4,180,786	42,803	(38,080)	4,185,509

Properties, plants and equip, net	31,381	2,676,401	56	—	2,707,838	1,005,077	(270,616)	3,442,299
Marketable securities (long-term)	6,050	—	—	—	6,050	—	—	6,050
Investment in subsidiaries	6,071,959	234,594	—	(6,306,553)	—	—	—	—
Intangibles and other assets	24,432	2,360,973	25,000	(25,000)	2,385,405	362,655	(1,360)	2,746,700
Total assets	$7,946,094	$8,081,659	$367,594	$(7,115,268)	$9,280,079	$1,410,535	$(310,056)	$10,380,558

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,479	$1,584,007	$384	$—	$1,588,870	$15,753	$(33,650)	$1,570,973
Intercompany accounts payable	783,715	—	—	(783,715)	—	—	—	—
Accrued liabilities	38,164	71,934	1,228	—	111,326	14,107	(4,430)	121,003
Deferred income tax liabilities	224,534	—	—	—	224,534	—	—	224,534
Total current liabilities	1,050,892	1,655,941	1,612	(783,715)	1,924,730	29,860	(38,080)	1,916,510

Long-term debt	179,831	34,436	—	(25,000)	189,267	833,790	—	1,023,057
Liability to HEP	—	242,463	—	—	242,463	—	(242,463)	—
Deferred income tax liabilities	639,021	—	—	—	639,021	5,312	—	644,333
Other long-term liabilities	36,406	76,860	—	—	113,266	37,395	(2,504)	148,157

Investment in HEP	—	—	131,388	—	131,388	—	(131,388)	—
Equity – HollyFrontier	6,039,944	6,071,959	234,594	(6,306,553)	6,039,944	405,427	(400,285)	6,045,086
Equity – noncontrolling interest	—	—	—	—	—	98,751	504,664	603,415
Total liabilities and equity	$7,946,094	$8,081,659	$367,594	$(7,115,268)	$9,280,079	$1,410,535	$(310,056)	$10,380,558

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$101	$4,775,123	$971	$—	$4,776,195	$87,012	$(72,154)	$4,791,053
Operating costs and expenses:
Cost of products sold	—	4,209,722	—	—	4,209,722	—	(71,102)	4,138,620
Operating expenses	—	251,476	—	—	251,476	22,812	(322)	273,966
General and administrative	21,107	2,626	39	—	23,772	3,151	—	26,923
Depreciation and amortization	1,790	67,107	—	—	68,897	15,184	(3,533)	80,548
Total operating costs and expenses	22,897	4,530,931	39	—	4,553,867	41,147	(74,957)	4,520,057
Income (loss) from operations	(22,796)	244,192	932	—	222,328	45,865	2,803	270,996
Other income (expense):
Earnings (loss) of equity method investments	262,359	16,022	16,283	(279,704)	14,960	522	(16,283)	(801)
Interest income (expense)	(424)	2,145	130	—	1,851	(10,451)	(2,342)	(10,942)
Loss on early extinguishment of debt	—	—	—	—	—	(7,677)	—	(7,677)
	261,935	18,167	16,413	(279,704)	16,811	(17,606)	(18,625)	(19,420)
Income before income taxes	239,139	262,359	17,345	(279,704)	239,139	28,259	(15,822)	251,576
Income tax provision	87,539	—	—	—	87,539	75	—	87,614
Net income	151,600	262,359	17,345	(279,704)	151,600	28,184	(15,822)	163,962
Less net income attributable to noncontrolling interest	—	—	—	—	—	3,637	8,264	11,901
Net income attributable to HollyFrontier stockholders	$151,600	$262,359	$17,345	$(279,704)	$151,600	$24,547	$(24,086)	$152,061
Comprehensive income attributable to HollyFrontier stockholders	$204,842	$349,384	$17,382	$(366,766)	$204,842	$24,585	$(24,124)	$205,303

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$531	$4,692,426	$32	$—	$4,692,989	$76,484	$(61,684)	$4,707,789
Operating costs and expenses:
Cost of products sold	—	3,853,128	41	—	3,853,169	—	(60,634)	3,792,535
Operating expenses	—	239,423	(19)	—	239,404	26,029	(334)	265,099
General and administrative	24,131	1,775	60	—	25,966	3,232	—	29,198
Depreciation and amortization	926	60,620	—	—	61,546	13,749	(3,533)	71,762
Total operating costs and expenses	25,057	4,154,946	82	—	4,180,085	43,010	(64,501)	4,158,594
Income (loss) from operations	(24,526)	537,480	(50)	—	512,904	33,474	2,817	549,195
Other income (expense):
Earnings of equity method investments	550,910	11,633	11,992	(563,141)	11,394	657	(11,992)	59
Interest income (expense)	(7,221)	1,797	289	—	(5,135)	(12,382)	(2,272)	(19,789)
	543,689	13,430	12,281	(563,141)	6,259	(11,725)	(14,264)	(19,730)
Income before income taxes	519,163	550,910	12,231	(563,141)	519,163	21,749	(11,447)	529,465
Income tax provision	186,039	—	—	—	186,039	55	—	186,094
Net income	333,124	550,910	12,231	(563,141)	333,124	21,694	(11,447)	343,371
Less net income attributable to noncontrolling interest	—	—	—	—	—	2,890	6,812	9,702
Net income attributable to HollyFrontier stockholders	$333,124	$550,910	$12,231	$(563,141)	$333,124	$18,804	$(18,259)	$333,669
Comprehensive income attributable to HollyFrontier stockholders	$344,883	$568,415	$12,850	$(581,265)	$344,883	$19,423	$(18,878)	$345,428

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(23,564)	$381,180	$17,477	$—	$375,093	$39,047	$(19,211)	$394,929

Cash flows from investing activities
Additions to properties, plants and equipment	(3,163)	(100,483)	(31)	—	(103,677)	—	—	(103,677)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(20,604)	—	(20,604)
Investment in Sabine Biofuels	—	(1,000)	—	—	(1,000)	—	—	(1,000)
Net advances to Sabine Biofuels	—	2,586	—	—	2,586	—	—	2,586
Purchases of marketable securities	(244,030)	—	—	—	(244,030)	—	—	(244,030)
Sales and maturities of marketable securities	253,676	—	—	—	253,676	—	—	253,676
Net advances to Parent	—	(302,773)	(17,412)	320,185	—	—	—	—
	6,483	(401,670)	(17,443)	320,185	(92,445)	(20,604)	—	(113,049)

Cash flows from financing activities
Net repayments under credit agreement – HEP	—	—	—	—	—	174,700	—	174,700
Redemption of senior notes - HEP	—	—	—	—	—	(156,188)	—	(156,188)
Inventory repurchase obligation	—	21,126	—	—	21,126	—	—	21,126
Purchase of treasury stock	(13,988)	—	—	—	(13,988)	—	—	(13,988)
Dividends	(158,614)	—	—	—	(158,614)	—	—	(158,614)
Distributions to noncontrolling interest	—	—	—	—	—	(38,092)	19,211	(18,881)
Excess tax benefit from equity-based compensation	5,156	—	—	—	5,156	—	—	5,156
Purchase of units for incentive grants - HEP	—	—	—	—	—	(336)	—	(336)
Deferred financing costs and other	—	(398)	75	—	(323)	—	—	(323)
Net advances from subsidiaries	320,185	—	—	(320,185)	—	—	—	—
	152,739	20,728	75	(320,185)	(146,643)	(19,916)	19,211	(147,348)

Cash and cash equivalents
Increase (decrease) for the period	135,658	238	109	—	136,005	(1,473)	—	134,532
Beginning of period	931,920	1,817	14	—	933,751	6,352	—	940,103
End of period	$1,067,578	$2,055	$123	$—	$1,069,756	$4,879	$—	$1,074,635

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(56,933)	$282,983	$10,496	$—	$236,546	$29,438	$(17,421)	$248,563

Cash flows from investing activities:
Additions to properties, plants and equipment	(1,736)	(65,215)	—	—	(66,951)	—	—	(66,951)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(5,013)	—	(5,013)
Proceeds from sale of property	—	—	—	—	—	2,290	—	2,290
Purchases of marketable securities	(178,251)	—	—	—	(178,251)	—	—	(178,251)
Sales and maturities of marketable securities	143,280	—	—	—	143,280	—	—	143,280
Net advances to Parent	—	(224,667)	(8,997)	233,664	—	—	—	—
	(36,707)	(289,882)	(8,997)	233,664	(101,922)	(2,723)	—	(104,645)

Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	—	(53,000)	—	(53,000)
Proceeds from common unit offerings - HEP	73,444	—	—	—	73,444	73,444	—	146,888
Purchase of treasury stock	(6,610)	—	—	—	(6,610)	—	—	(6,610)
Contribution from general partner	—	—	(1,499)	—	(1,499)	1,499	—	—
Dividends	(102,163)	—	—	—	(102,163)	—	—	(102,163)
Distributions to noncontrolling interest	—	—	—	—	—	(32,709)	17,421	(15,288)
Excess tax benefit from equity-based compensation	744	—	—	—	744	—	—	744
Purchase of units for incentive grants - HEP	—	—	—	—	—	(2,719)	—	(2,719)
Deferred financing costs and other	—	3,247	—	—	3,247	(274)	—	2,973
Net advances from subsidiaries	233,664	—	—	(233,664)	—	—	—	—
	199,079	3,247	(1,499)	(233,664)	(32,837)	(13,759)	17,421	(29,175)

Cash and cash equivalents
Increase (decrease) for the period:	105,439	(3,652)	—	—	101,787	12,956	—	114,743
Beginning of period	1,748,808	3,652	2	—	1,752,462	5,237	—	1,757,699
End of period	$1,854,247	$—	$2	$—	$1,854,249	$18,193	$—	$1,872,442

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended March 31, 2014, net income attributable to HollyFrontier stockholders was $152.1 million compared to $333.7 million for the three months ended March 31, 2013. Overall gross refining margins per produced product sold decreased 37% over the respective three months ended March 31, 2013, which were due principally to significant contraction in WTI to Brent crude differentials.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). This differential constantly changes and at times can be volatile. While we have experienced wide differentials (with Brent prices in excess of WTI prices) in recent years that have significantly enhanced our profitability, the differential between Brent and WTI has narrowed significantly - currently averaging approximately $7.00 per barrel. Differentials are likely to be volatile in the near term. However, we believe the Brent to WTI differential will widen again upon completion of additional northern tier pipeline capacity into Cushing, Oklahoma and as a result of increasing sweet crude oil inventories on the U.S. Gulf Coast. Ultimately, we believe pipeline tariffs from Cushing to the Gulf Coast plus marine transportation costs to move crude oil from the Gulf Coast to alternative markets will set the inland - coastal differential.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. The price of RINs may be extremely volatile as observed in 2013, when prices escalated sharply due to real or perceived future shortages in RINs. Although our RINs costs remain material, the price of RINs has decreased significantly from 2013 highs, due in part to regulatory easing of the 2014 annual Renewable Volume Obligation, or RVO. As of March 2014, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS2 will impact our future results of operations.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2014 and 2013 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended March 31,		Change from 2013
	2014	2013	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,791,053	$4,707,789	$83,264	2%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,138,620	3,792,535	346,085	9
Operating expenses (exclusive of depreciation and amortization)	273,966	265,099	8,867	3
General and administrative expenses (exclusive of depreciation and amortization)	26,923	29,198	(2,275)	(8)
Depreciation and amortization	80,548	71,762	8,786	12
Total operating costs and expenses	4,520,057	4,158,594	361,463	9
Income from operations	270,996	549,195	(278,199)	(51)
Other income (expense):
Earnings (loss) of equity method investments	(801)	59	(860)	(1,458)
Interest income	1,405	1,531	(126)	(8)
Interest expense	(12,347)	(21,320)	8,973	(42)
Loss on early extinguishment of debt	(7,677)	—	(7,677)	—
	(19,420)	(19,730)	310	(2)
Income before income taxes	251,576	529,465	(277,889)	(52)
Income tax provision	87,614	186,094	(98,480)	(53)
Net income	163,962	343,371	(179,409)	(52)
Less net income attributable to noncontrolling interest	11,901	9,702	2,199	23
Net income attributable to HollyFrontier stockholders	$152,061	$333,669	$(181,608)	(54)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.76	$1.64	$(0.88)	(54)%
Diluted	$0.76	$1.63	$(0.87)	(53)%
Cash dividends declared per common share	$0.80	$0.80	$—	—%
Average number of common shares outstanding:
Basic	198,297	202,726	(4,429)	(2)%
Diluted	198,924	203,428	(4,504)	(2)%

Balance Sheet Data

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$1,790,153	$1,665,263
Working capital	$2,268,999	$2,221,954
Total assets	$10,380,558	$10,056,739
Long-term debt	$1,023,057	$997,519
Total equity	$6,648,501	$6,609,398

Other Financial Data (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$394,929	$248,563
Net cash used for investing activities	$(113,049)	$(104,645)
Net cash used for financing activities	$(147,348)	$(29,175)
Capital expenditures	$124,281	$71,964
EBITDA (1)	$338,842	$611,314

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

Refining Operating Data (Unaudited)
Our refinery operations include the El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries.The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The cost of products and refinery gross and net operating margins do not include the effect of depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended March 31,
	2014	2013
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	255,030	240,480
Refinery throughput (BPD) (2)	266,910	267,020
Refinery production (BPD) (3)	261,170	260,210
Sales of produced refined products (BPD)	247,220	242,560
Sales of refined products (BPD) (4)	263,520	253,750
Refinery utilization (5)	98.1%	92.5%

Average per produced barrel (6)
Net sales	$113.28	$116.55
Cost of products (7)	98.69	93.90
Refinery gross margin	14.59	22.65
Refinery operating expenses (8)	5.79	5.84
Net operating margin	$8.80	$16.81

Refinery operating expenses per throughput barrel (9)	$5.36	$5.31

Feedstocks:
Sweet crude oil	74%	72%
Sour crude oil	4%	5%
Heavy sour crude oil	18%	13%
Other feedstocks and blends	4%	10%
Total	100%	100%

Sales of produced refined products:
Gasolines	47%	47%
Diesel fuels	29%	31%
Jet fuels	9%	9%
Fuel oil	2%	1%
Asphalt	3%	4%
Lubricants	4%	3%
LPG and other	6%	5%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2014	2013
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	96,190	71,220
Refinery throughput (BPD) (2)	108,620	80,100
Refinery production (BPD) (3)	106,660	74,190
Sales of produced refined products (BPD)	104,600	71,160
Sales of refined products (BPD) (4)	110,240	89,820
Refinery utilization (5)	96.2%	71.2%

Average per produced barrel (6)
Net sales	$116.04	$121.97
Cost of products (7)	101.81	94.77
Refinery gross margin	14.23	27.20
Refinery operating expenses (8)	5.60	8.06
Net operating margin	$8.63	$19.14

Refinery operating expenses per throughput barrel (9)	$5.39	$7.16

Feedstocks:
Sweet crude oil	5%	—%
Sour crude oil	77%	80%
Heavy sour crude oil	7%	10%
Other feedstocks and blends	11%	10%
Total	100%	100%

Sales of produced refined products:
Gasolines	55%	52%
Diesel fuels	37%	37%
Fuel oil	4%	7%
Asphalt	1%	1%
LPG and other	3%	3%
Total	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	64,990	68,920
Refinery throughput (BPD) (2)	70,840	74,190
Refinery production (BPD) (3)	68,030	72,870
Sales of produced refined products (BPD)	71,240	72,390
Sales of refined products (BPD) (4)	74,960	78,540
Refinery utilization (5)	78.3%	83.0%

Average per produced barrel (6)
Net sales	$110.64	$108.26
Cost of products (7)	94.54	86.54
Refinery gross margin	16.10	21.72
Refinery operating expenses (8)	9.05	8.11
Net operating margin	$7.05	$13.61

Refinery operating expenses per throughput barrel (9)	$9.10	$7.91

Table of Content

	Three Months Ended March 31,
	2014	2013
Feedstocks:
Sweet crude oil	43%	44%
Sour crude oil	2%	1%
Heavy sour crude oil	31%	34%
Black wax crude oil	16%	14%
Other feedstocks and blends	8%	7%
Total	100%	100%

Sales of produced refined products:
Gasolines	53%	59%
Diesel fuels	31%	27%
Fuel oil	2%	1%
Asphalt	6%	7%
LPG and other	8%	6%
Total	100%	100%

Consolidated
Crude charge (BPD) (1)	416,210	380,620
Refinery throughput (BPD) (2)	446,370	421,310
Refinery production (BPD) (3)	435,860	407,270
Sales of produced refined products (BPD)	423,060	386,110
Sales of refined products (BPD) (4)	448,720	422,110
Refinery utilization (5)	94.0%	85.9%

Average per produced barrel (6)
Net sales	$113.51	$116.00
Cost of products (7)	98.76	92.68
Refinery gross margin	14.75	23.32
Refinery operating expenses (8)	6.29	6.68
Net operating margin	$8.46	$16.64

Refinery operating expenses per throughput barrel (9)	$5.96	$6.12

Feedstocks:
Sweet crude oil	52%	53%
Sour crude oil	21%	19%
Heavy sour crude oil	17%	16%
Black wax crude oil	3%	2%
Other feedstocks and blends	7%	10%
Total	100%	100%

Sales of produced refined products:
Gasolines	50%	50%
Diesel fuels	32%	31%
Jet fuels	5%	6%
Fuel oil	2%	2%
Asphalt	3%	4%
Lubricants	2%	2%
LPG and other	6%	5%
Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

Table of Content

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

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

Results of Operations – Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Summary
Net income attributable to HollyFrontier stockholders for the three months ended March 31, 2014 was $152.1 million ($0.76 per basic and diluted share), a $181.6 million decrease compared to $333.7 million ($1.64 per basic and $1.63 per diluted share) for the three months ended March 31, 2013. Net income decreased due principally to a year-over-year decrease in first quarter refining margins. Refinery gross margins for the three months ended March 31, 2014 decreased to $14.75 per produced barrel from $23.32 for the three months ended March 31, 2013.

Sales and Other Revenues
Sales and other revenues increased 2% from $4,707.8 million for the three months ended March 31, 2013 to $4,791.1 million for the three months ended March 31, 2014 due to higher refined product sales volumes, partially offset by a year-over-year decrease in first quarter sales prices. The average sales price we received per produced barrel sold was $116.00 for the three months ended March 31, 2013 compared to $113.51 for the three months ended March 31, 2014. Sales and other revenues for the three months ended March 31, 2014 and 2013 include $15.2 million and $12.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 9% from $3,792.5 million for the three months ended March 31, 2013 to $4,138.6 million for the three months ended March 31, 2014, due principally to higher crude oil costs and higher sales volumes of refined products. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 7% from $92.68 for the three months ended March 31, 2013 to $98.76 for the three months ended March 31, 2014.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 37% from $23.32 for the three months ended March 31, 2013 to $14.75 for the three months ended March 31, 2014. This was due to the effects of an increase in crude oil and feedstock prices combined with the decrease in average per barrel sales prices for refined products sold for the quarter. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part 1 of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 3% from $265.1 million for the three months ended March 31, 2013 to $274.0 million for the three months ended March 31, 2014 due principally to higher natural gas fuel costs during the quarter.

General and Administrative Expenses
General and administrative expenses decreased 8% from $29.2 million for the three months ended March 31, 2013 to $26.9 million for the three months ended March 31, 2014 due principally to lower incentive compensation expense during the quarter.

Depreciation and Amortization Expenses
Depreciation and amortization increased 12% from $71.8 million for the three months ended March 31, 2013 to $80.5 million for the three months ended March 31, 2014. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Table of Content

Interest Income
Interest income for the three months ended March 31, 2014 was $1.4 million compared to $1.5 million for the three months ended March 31, 2013. This decrease was due to lower investment levels in marketable debt securities during the quarter.

Interest Expense
Interest expense was $12.3 million for the three months ended March 31, 2014 compared to $21.3 million for the three months ended March 31, 2013. This decrease was due to lower year-over-year debt levels principally as a result of the redemption of our $286.8 million 9.875% senior notes in June 2013. For the three months ended March 31, 2014 and 2013, interest expense included $10.5 million and $12.5 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
In March 2014, HEP redeemed its $150.0 million aggregate principal amount of 8.25% senior notes maturing March 2018 at a redemption cost of $156.2 million , at which time it recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and unamortized discount and financing costs of $1.5 million.

Income Taxes
For the three months ended March 31, 2014, we recorded income tax expense of $87.6 million compared to $186.1 million for the three months ended March 31, 2013. This decrease is due principally to lower pre-tax earnings during the three months ended March 31, 2014 compared to the same period of 2013. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 34.8% and 35.1% for the three months ended March 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior secured credit agreement that matures in July 2016 (the “HollyFrontier Credit Agreement”) and may be used to fund working capital requirements, capital expenditures, acquisitions and general corporate purposes. Obligations under the HollyFrontier Credit Agreement are collateralized by our inventory, accounts receivables and certain deposit accounts and guaranteed by our material, wholly-owned subsidiaries. At March 31, 2014, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.5 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $650 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At March 31, 2014, HEP was in compliance with all of its covenants, had outstanding borrowings of $537.7 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Senior Notes
Our 6.875% senior notes ($150 million aggregate principal amount maturing November 2018) (the “HollyFrontier Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional debt, incur liens, enter into sale-and-leaseback transactions, pay dividends, enter into mergers, sell assets and enter into certain transactions with affiliates. Additionally, we have certain redemption rights under the HollyFrontier Senior Notes.

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of March 31, 2014, the HollyFrontier Senior Notes were rated investment grade by both Standard & Poor's (BBB-) and by Moody's (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

Table of Content

HollyFrontier Financing Obligation
We have a financing obligation that relates to a sale and lease-back of certain crude oil tankage that we sold to an affiliate of Plains All American Pipeline, L.P. (“Plains”) in October 2009 for $40.0 million. Monthly lease payments are recorded as a reduction in principal over the 15-year lease term ending in 2024.

HEP Senior Notes
HEP’s 6.5% senior notes ($300 million aggregate principal amount maturing March 2020) (the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

In March 2014, HEP redeemed its $150.0 million aggregate principal amount of 8.25% senior notes maturing March 2018 at a redemption cost of $156.2 million, at which time HEP recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and unamortized discount and financing costs of $1.5 million. HEP funded the redemption with borrowings under the HEP Credit Agreement.

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

As of March 31, 2014, our cash, cash equivalents and investments in marketable securities totaled $1.8 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

We have a Board approved stock repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2014, we had remaining authorization to repurchase up to $311.6 million under this stock repurchase program.

Cash and cash equivalents increased $134.5 million for the three months ended March 31, 2014. Net cash provided by operating activities of $394.9 million exceeded cash used for investing and financing activities of $113.0 million and $147.3 million, respectively. Working capital increased by $47.0 million during the three months ended March 31, 2014.

Cash Flows – Operating Activities

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net cash flows provided by operating activities were $394.9 million for the three months ended March 31, 2014 compared to $248.6 million for the three months ended March 31, 2013, an increase of $146.4 million. Net income for the three months ended March 31, 2014 was $164.0 million, a decrease of $179.4 million compared to $343.4 million for the three months ended March 31, 2013. Non-cash adjustments to net income consisting of depreciation and amortization, earnings of equity method investments, net of distributions, the write-off of an unamortized discount on the early extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $73.4 million for the three months ended March 31, 2014 compared to $6.7 million for the same period in 2013. Changes in working capital items increased cash flows by $152.7 million for the three months ended March 31, 2014 compared to a decrease of $32.0 million for the three months ended March 31, 2013. Additionally, for the three months ended March 31, 2014, turnaround expenditures decreased to $4.3 million from $69.8 million for the same period of 2013.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net cash flows used for investing activities were $113.0 million for the three months ended March 31, 2014 compared to $104.6 million for the three months ended March 31, 2013, an increase of $8.4 million. Cash expenditures for properties, plants and equipment for the first three months of 2014 increased to $124.3 million from $72.0 million for the same period in 2013. These include HEP capital expenditures of $20.6 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively. In addition, for the three months ended March 31, 2014, we invested $1.0 million in Sabine Biofuels and received total net repayments of $2.6 million of amounts previously advanced under Sabine Biofuels' working capital facility. Additionally, we received proceeds of $2.3 million from the sale of property and equipment for the three months ended March 31, 2013. Also for the three months ended March 31, 2014 and 2013, we invested $244.0 million and $178.3 million, respectively, in marketable securities and received proceeds of $253.7 million and $143.3 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2014 is $185.0 million including both sustaining capital and major capital projects. We expect to spend approximately $400.0 million to $450.0 million in cash for capital projects appropriated in 2014 and prior years. This spending is comprised of $142.0 million to $160.0 million at the Woods Cross Refinery, $54.0 million to $61.0 million at the Tulsa Refineries, $85.0 million to $96.0 million at the El Dorado Refinery, $80.0 million to $90.0 million at the Cheyenne Refinery, $24.0 million to $27.0 million at the Navajo Refinery and $15.0 million to $16.0 million for miscellaneous other projects. In addition, we expect to spend approximately $77.0 million on refinery turnarounds. Refinery turnaround spending is amortized over the useful life of the turnaround.

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

Tulsa Refineries
Capital spending for the Tulsa Refineries in 2014 includes previously approved capital appropriations for a gasoline-blending system and numerous infrastructure upgrades. Spending on maintenance capital items and general improvements continues at an elevated level at the Tulsa Refineries due to lower maintenance capital expenditures made prior to HollyFrontier's purchase of the facilities.

Navajo Refinery
The Navajo Refinery capital spending in 2014 will be principally directed toward previously approved capital appropriations as well as maintenance capital spending. Included among previously approved capital projects is a $25.0 million upgrade to the Navajo Refinery's waste water treatment system.

Table of Content

Cheyenne Refinery
We are continuing with our previously approved plan to install a new hydrogen plant at the Cheyenne Refinery. The hydrogen plant, along with a now-completed naphtha fractionation project, is anticipated to allow us to reduce benzene content in Cheyenne gasoline production, while at the same time improving the refinery's overall liquid yields and light oils production. Previously appropriated projects still underway at Cheyenne include wastewater treatment plant improvements, a wet gas scrubber for the FCC unit to reduce air emissions and a redundant tail gas unit associated with the sulfur recovery process.

Woods Cross Refinery
Engineering and construction continue on our previously announced expansion project to increase planned processing capacity to 45,000 BPSD, at an expected cost of $300.0 million. On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. On March 25, 2014, the administrative law judge issued a recommendation to the Executive Director of the Utah Department of Environmental Quality (the “DEQ”) recommending that the motion to stay the Approval Order be denied. The matter is now pending before the Executive Director of the DEQ. A final decision on the merits of the appeal will be made after briefing is completed. The expansion is expected to be completed in the fourth quarter of 2015. This project work includes a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. Long lead equipment has been ordered and detailed engineering is approximately 70% completed. The expansion, and expected completion timeline and cost, are subject to the Woods Cross refinery successfully obtaining the Approval Order.

Regulatory compliance items or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements, including those related to Federal Tier 3 gasoline standards.

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2014 HEP capital budget is comprised of $7.3 million for maintenance capital expenditures and $26.2 million for expansion capital expenditures. HEP expects to spend approximately $52.0 million in cash for capital projects approved in 2014 plus those approved in prior years but net yet completed, such as the projects discussed below.

HEP is proceeding with the expansion of its crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area. The expansion should provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to our New Mexico refining facilities. To complete the project, HEP is converting an existing refined products pipeline to crude oil service, constructing several new pipeline segments, expanding an existing pipeline and building new truck unloading stations and crude storage capacity. Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to cost between $45.0 million and $50.0 million. The project is expected to provide increased capacity of up to 100,000 BPD across HEP's system and is expected to be in full service by August 2014.

UNEV is proceeding with a project to enhance its product terminal in Las Vegas, Nevada. HEP expects that the project will cost approximately $13.0 million with construction expected to be completed no later than the second quarter of 2014.

Table of Content

Cash Flows – Financing Activities

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net cash flows used for financing activities were $147.3 million for the three months ended March 31, 2014 compared to $29.2 million for the three months ended March 31, 2013, an increase of $118.2 million. During the three months ended March 31, 2014, we purchased $14.0 million in common stock, paid $158.6 million in dividends and recognized $5.2 million excess tax benefits on our equity-based compensation. Additionally, we sold inventories to third parties with the obligation to repurchase later at contractually fixed prices. Proceeds of $21.1 million received under these transactions are presented as a financing source of cash and are presented in our consolidated balance sheets as an accrued liability at March 31, 2014. Also during this period, HEP received $421.3 million and repaid $246.6 million under the HEP Credit Agreement, paid $156.2 million upon the redemption of HEP's 8.25% senior notes, paid distributions of $18.9 million to noncontrolling interests and purchased $0.3 million in HEP common units for recipients of its incentive grants. During the three months ended March 31, 2013, we received $73.4 million from the sale of HEP common units, purchased $6.6 million in common stock, paid $102.2 million in dividends and recognized $0.7 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $57.0 million and repaid $110.0 million under the HEP Credit Agreement, paid distributions of $15.3 million to noncontrolling interests, purchased $2.7 million in HEP common units in the open market for recipients of its incentive grants and received proceeds of $73.4 million upon its March 2013 common unit offering.

Contractual Obligations and Commitments

HollyFrontier Corporation
There were no significant changes to our contractual obligations during the three months ended March 31, 2014.

HEP
During the three months ended March 31, 2014, HEP received net borrowings of $174.7 million resulting in $537.7 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2014.

In March 2014, HEP redeemed its $150.0 million aggregate principal amount of 8.25% senior notes maturing March 2018.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the assessment and consolidation of variable interest entities, the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets and goodwill, accounting for derivative instruments and assessing contingent liabilities for probable losses.

We use the LIFO method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2014, there have been no impairments to goodwill.

Table of Content

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

As of March 31, 2014, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Natural gas price swap - long	72,000,000	14,400,000	19,200,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	36,000,000	7,200,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI price swap - long	24,042,500	19,662,500	4,380,000	—	—	Barrels
Ultra-low sulfur diesel price swap - short	14,142,500	9,762,500	4,380,000	—	—	Barrels
Sub octane gasoline price swap - short	9,900,000	9,900,000	—	—	—	Barrels
WCS price swap - long	4,812,500	4,812,500	—	—	—	Barrels
NYMEX futures (WTI) - short	2,914,000	2,914,000	—	—	—	Barrels
Forward sales - diesel and gasoline	825,000	825,000	—	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at March 31,
Commodity-based Derivative Contracts	2014	2013
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$72,458	$27,011

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2014, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of March 31, 2014, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of March 31, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.

Table of Content

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not our earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of March 31, 2014 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$150,000	$160,688	$3,288
HEP Senior Notes	$300,000	$319,500	$8,357

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2014, outstanding borrowings under the HEP Credit Agreement were $537.7 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 2.87%. For the remaining unhedged Credit Agreement borrowings of $232.7 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

At March 31, 2014, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Table of Content

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income attributable to HollyFrontier stockholders	$152,061	$333,669
Add income tax provision	87,614	186,094
Add interest expense (1)	20,024	21,320
Subtract interest income	(1,405)	(1,531)
Add depreciation and amortization	80,548	71,762
EBITDA	$338,842	$611,314

(1) Includes loss on early extinguishment of debt of $7.7 million for the three months ended March 31, 2014.

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

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$113.51	$116.00
Times sales of produced refined products sold (BPD)	423,060	386,110
Times number of days in period	90	90
Produced refined product sales	$4,321,939	$4,030,988

Total produced refined products sold	$4,321,939	$4,030,988
Add refined product sales from purchased products and rounding (1)	269,615	409,891
Total refined product sales	4,591,554	4,440,879
Add direct sales of excess crude oil (2)	165,407	236,250
Add other refining segment revenue (3)	18,119	15,297
Total refining segment revenue	4,775,080	4,692,426
Add HEP segment sales and other revenues	87,012	76,484
Add corporate and other revenues	1,115	563
Subtract consolidations and eliminations	(72,154)	(61,684)
Sales and other revenues	$4,791,053	$4,707,789

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$98.76	$92.68
Times sales of produced refined products (BPD)	423,060	386,110
Times number of days in period	90	90
Cost of products for produced products sold	$3,760,327	$3,220,621

Total cost of products for produced products sold	$3,760,327	$3,220,621
Add refined product costs from purchased products and rounding (1)	268,808	394,087
Total cost of refined products sold	4,029,135	3,614,708
Add crude oil cost of direct sales of excess crude oil (2)	166,283	226,268
Add other refining segment cost of products sold (4)	14,304	12,193
Total refining segment cost of products sold	4,209,722	3,853,169
Subtract consolidations and eliminations	(71,102)	(60,634)
Costs of products sold (exclusive of depreciation and amortization)	$4,138,620	$3,792,535

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.29	$6.68
Times sales of produced refined products (BPD)	423,060	386,110
Times number of days in period	90	90
Refinery operating expenses for produced products sold	$239,494	$232,129

Total refinery operating expenses for produced products sold	$239,494	$232,129
Add other refining segment operating expenses and rounding (5)	11,114	7,756
Total refining segment operating expenses	250,608	239,885
Add HEP segment operating expenses	22,812	26,029
Add corporate and other costs	868	(481)
Subtract consolidations and eliminations	(322)	(334)
Operating expenses (exclusive of depreciation and amortization)	$273,966	$265,099

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$8.46	$16.64
Add average refinery operating expenses per produced barrel	6.29	6.68
Refinery gross margin per barrel	14.75	23.32
Add average cost of products per produced barrel sold	98.76	92.68
Average sales price per produced barrel sold	$113.51	$116.00
Times sales of produced refined products sold (BPD)	423,060	386,110
Times number of days in period	90	90
Produced refined products sales	$4,321,939	$4,030,988

Total produced refined products sales	$4,321,939	$4,030,988
Add refined product sales from purchased products and rounding (1)	269,615	409,891
Total refined product sales	4,591,554	4,440,879
Add direct sales of excess crude oil (2)	165,407	236,250
Add other refining segment revenue (3)	18,119	15,297
Total refining segment revenue	4,775,080	4,692,426
Add HEP segment sales and other revenues	87,012	76,484
Add corporate and other revenues	1,115	563
Subtract consolidations and eliminations	(72,154)	(61,684)
Sales and other revenues	$4,791,053	$4,707,789

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

Frontier Refining LLC (“FR”), our wholly-owned subsidiary, has undertaken environmental audits at the Cheyenne Refinery regarding compliance with federal and state environmental requirements. By letters dated October 5, 2012, November 7, 2012, and January 10, 2013, and pursuant to EPA's audit policy to the extent applicable, FR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting requirements, and provisions of a 2009 federal consent decree. By letters dated October 31, 2012, February 6, 2013, June 21, 2013, July 9, 2013 and July 25, 2013, and pursuant to applicable Wyoming audit statutes, FR submitted environmental audit reports to the Wyoming Department of Environmental Quality (“WDEQ”) voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery's state air permit and other environmental regulatory requirements. Additional self-disclosures and follow-up correspondence are anticipated as the audit activities are completed. No further action has been taken by either agency at this time. The Cheyenne Refinery also has two outstanding Notices of Violations issued in 2011 and 2013 that are subject to ongoing settlement negotiations with the WDEQ. The Notices of Violations issued in 2010 have been settled. Additional air and other environmental audits for the Cheyenne Refinery are scheduled for 2014.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. You should carefully consider the risk factors discussed in our 2013 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Table of Content

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the first quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	—	$—	—	$311,571,488
February 2014	25,000	$45.62	—	$311,571,488
March 2014	104,013	$48.57	—	$311,571,488
Total for January to March 2014	129,013		—

(1) Shares repurchased in the first quarter of 2014 were not purchased under our approved general stock repurchase program, but rather pursuant to separate authority from our Board of Directors. These repurchases were made in the open market.

Item 6.	Exhibits

The Exhibit Index on page 50 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: May 6, 2014	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2014	/s/ J. W. Gann, Jr.
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

10.1
Second Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed January 13, 2014, File No. 1-03876).

10.2
Ninth Amended and Restated Omnibus Agreement, dated January 7, 2014, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed January 13, 2014, File No. 1-03876).

10.3
Third Amendment to Lease and Access Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.36 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 1-03876).

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

101+
The following financial information from HollyFrontier Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.