Form 10-Q
period 2014-06-30
HollyFrontier Corp
filed 2014-08-06
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
198,552,658 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2014.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $6,066 and $6,352, respectively)	$1,118,302	$940,103
Marketable securities	679,668	725,160
Total cash, cash equivalents and short-term marketable securities	1,797,970	1,665,263
Accounts receivable: Product and transportation (HEP: $34,359 and $34,736, respectively)	731,673	665,098
Crude oil resales	48,507	43,704
	780,180	708,802
Inventories: Crude oil and refined products	1,424,560	1,241,448
Materials, supplies and other (HEP: $1,582 and $1,591, respectively)	80,272	112,799
	1,504,832	1,354,247
Income taxes receivable	18,875	109,376
Prepayments and other (HEP: $2,164 and $2,283, respectively)	134,274	58,756
Total current assets	4,236,131	3,896,444

Properties, plants and equipment, at cost (HEP: $1,234,342 and $1,199,594, respectively)	4,562,824	4,343,857
Less accumulated depreciation (HEP: $(222,381) and $(194,619), respectively)	(1,070,081)	(949,261)
	3,492,743	3,394,596
Other assets: Turnaround costs	222,929	258,436
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,922	2,331,922
Intangibles and other (HEP: $71,829 and $74,979, respectively)	174,658	175,341
	2,729,509	2,765,699
Total assets	$10,458,383	$10,056,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $17,706 and $22,898, respectively)	$1,624,953	$1,325,376
Accrued liabilities (HEP: $26,527 and $28,668, respectively)	125,761	125,115
Deferred income tax liabilities	216,981	223,999
Total current liabilities	1,967,695	1,674,490

Long-term debt (HEP: $839,253 and $807,630, respectively)	1,027,885	997,519
Deferred income taxes (HEP: $5,312 and $5,287, respectively)	657,465	616,842
Other long-term liabilities (HEP: $38,585 and $35,918, respectively)	138,719	158,490

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of June 30, 2014 and December 31, 2013	2,560	2,560
Additional capital	4,004,642	3,990,630
Retained earnings	3,149,849	3,144,480
Accumulated other comprehensive income	75,440	822
Common stock held in treasury, at cost – 57,411,351 and 57,132,515 shares as of June 30, 2014 and December 31, 2013, respectively	(1,158,959)	(1,138,872)
Total HollyFrontier stockholders’ equity	6,073,532	5,999,620
Noncontrolling interest	593,087	609,778
Total equity	6,666,619	6,609,398
Total liabilities and equity	$10,458,383	$10,056,739

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2014 and December 31, 2013. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales and other revenues	$5,372,600	$5,298,848	$10,163,653	$10,006,637
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,674,846	4,456,808	8,813,466	8,249,343
Operating expenses (exclusive of depreciation and amortization)	271,654	277,542	545,620	542,641
General and administrative expenses (exclusive of depreciation and amortization)	28,365	34,000	55,288	63,198
Depreciation and amortization	101,390	70,492	181,938	142,254
Total operating costs and expenses	5,076,255	4,838,842	9,596,312	8,997,436
Income from operations	296,345	460,006	567,341	1,009,201
Other income (expense):
Loss of equity method investments	(908)	(1,089)	(1,709)	(1,030)
Interest income	1,184	778	2,589	2,309
Interest expense	(10,136)	(19,794)	(22,483)	(41,114)
Loss on early extinguishment of debt	—	(22,109)	(7,677)	(22,109)
	(9,860)	(42,214)	(29,280)	(61,944)
Income before income taxes	286,485	417,792	538,061	947,257
Income tax provision:
Current	109,171	143,439	202,464	350,066
Deferred	(7,839)	8,604	(13,518)	(11,929)
	101,332	152,043	188,946	338,137
Net income	185,153	265,749	349,115	609,120
Less net income attributable to noncontrolling interest	8,724	8,768	20,625	18,470
Net income attributable to HollyFrontier stockholders	$176,429	$256,981	$328,490	$590,650
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.89	$1.27	$1.65	$2.91
Diluted	$0.89	$1.27	$1.65	$2.91
Cash dividends declared per common share	$0.82	$0.80	$1.62	$1.60
Average number of common shares outstanding:
Basic	198,139	201,543	198,217	202,131
Diluted	198,380	201,905	198,408	202,485

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$185,153	$265,749	$349,115	$609,120
Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	25	(39)	37	(26)
Reclassification adjustments to net income on sale or maturity of marketable securities	—	(6)	(1)	(3)
Net unrealized gain (loss) on marketable securities	25	(45)	36	(29)
Hedging instruments:
Change in fair value of cash flow hedging instruments	46,689	27,661	138,724	17,315
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(12,644)	(6,073)	(17,866)	21,631
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270	540	1,209
Net unrealized gain on hedging instruments	34,315	21,858	121,398	40,155
Pension and other post-retirement benefit obligations:
Pension plan loss reclassified to net income	—	28,986	—	28,986
Loss on post-retirement healthcare plan	—	—	(89)	—
Post-retirement healthcare plan loss reclassified to net income	—	—	—	1,726
Net change in pension and other post-retirement benefit obligations	—	28,986	(89)	30,712
Other comprehensive income before income taxes	34,340	50,799	121,345	70,838
Income tax expense	13,417	18,986	47,122	26,474
Other comprehensive income	20,923	31,813	74,223	44,364
Total comprehensive income	206,076	297,562	423,338	653,484
Less noncontrolling interest in comprehensive income	8,271	10,708	20,230	21,202
Comprehensive income attributable to HollyFrontier stockholders	$197,805	$286,854	$403,108	$632,282

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$349,115	$609,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,938	142,254
Net loss of equity method investments, inclusive of distributions	3,082	2,593
Loss on early extinguishment of debt attributable to unamortized discount	1,489	7,948
Deferred income taxes	(13,518)	(11,929)
Equity-based compensation expense	13,846	17,192
Change in fair value – derivative instruments	486	(57,192)
(Increase) decrease in current assets:
Accounts receivable	(81,399)	(122,875)
Inventories	(150,585)	(230,811)
Income taxes receivable	90,501	12,526
Prepayments and other	3,171	10,040
Increase (decrease) in current liabilities:
Accounts payable	307,473	216,506
Accrued liabilities	20,865	(7,588)
Turnaround expenditures	(9,708)	(159,811)
Other, net	4,723	23,542
Net cash provided by operating activities	721,479	451,515

Cash flows from investing activities:
Additions to properties, plants and equipment	(205,987)	(153,942)
Additions to properties, plants and equipment – HEP	(38,782)	(16,861)
Proceeds from sale of property and equipment	—	5,802
Investment in Sabine Biofuels	(5,000)	(2,000)
Net repayment of advances to Sabine Biofuels	10,021	(13,700)
Purchases of marketable securities	(498,080)	(399,154)
Sales and maturities of marketable securities	543,604	398,762
Net cash used for investing activities	(194,224)	(181,093)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	477,100	154,500
Repayments under credit agreement – HEP	(297,100)	(220,500)
Redemption of senior notes	—	(300,973)
Redemption of senior notes – HEP	(156,188)	—
Proceeds from sale of HEP common units	—	73,444
Proceeds from common unit offerings - HEP	—	73,444
Inventory repurchase obligation	5,964	—
Purchase of treasury stock	(20,135)	(159,432)
Dividends	(323,088)	(264,867)
Distributions to noncontrolling interest	(38,548)	(34,604)
Excess tax benefit from equity-based compensation	3,778	1,037
Purchase of units for incentive grants – HEP	(406)	(2,934)
Deferred financing costs and other	(433)	2,184
Net cash used for financing activities	(349,056)	(678,701)

Cash and cash equivalents:
Increase for the period	178,199	(408,279)
Beginning of period	940,103	1,757,699
End of period	$1,118,302	$1,349,420

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$30,702	$46,566
Income taxes	$118,142	$336,099

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of June 30, 2014, we:

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

•	owned and operated NK Asphalt Partners (“NK Asphalt”) which operates various asphalt terminals in Arizona, New Mexico and Oklahoma;

•	owned a 50% interest in Sabine Biofuels II, LLC (“Sabine Biofuels”), a biodiesel production facility located in Port Arthur, Texas; and

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2014, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and consolidated cash flows for the six months ended June 30, 2014 and 2013 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2014.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.4 million at June 30, 2014 and December 31, 2013.

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

Goodwill: Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually, or more frequently if events or circumstances indicate the possibility of impairment. As of June 30, 2014, there have been no impairments to goodwill.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update (ASU 2014-09, “Revenue from Contracts with Customers”) was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard is effective January 1, 2017, and we are evaluating the impact of this standard.

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

As of June 30, 2014, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 84% of HEP’s total revenues for the six months ended June 30, 2014. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of July 1, 2014, these agreements result in minimum annualized payments to HEP of $228.7 million.

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

Sabine Biofuels

We have a 50% ownership interest in Sabine Biofuels, an unconsolidated VIE. This investment, accounted for using the equity method of accounting, had a carrying amount of $10.6 million at June 30, 2014 and is classified as a noncurrent asset under “Intangibles and other” in our consolidated balance sheets.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and estimated fair values of our investments in marketable securities, derivative instruments and senior notes at June 30, 2014 and December 31, 2013 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2014
Assets:
Marketable securities	$679,668	$679,668	$—	$679,668	$—
Commodity price swaps	184,250	184,250	—	177,627	6,623
HEP interest rate swaps	834	834	—	834	—
Total assets	$864,752	$864,752	$—	$858,129	$6,623

Liabilities:
NYMEX futures contracts	$3,337	$3,337	$3,337	$—	$—
Commodity price swaps	104,135	104,135	—	22,071	82,064
Forward sales contracts	196	196	—	—	196
HollyFrontier senior notes	154,606	159,187	—	159,187	—
HEP senior notes	296,253	320,250	—	320,250	—
HEP interest rate swaps	1,629	1,629	—	1,629	—
Total liabilities	$560,156	$588,734	$3,337	$503,137	$82,260

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2013
Assets:
Marketable securities	$725,160	$725,160	$—	$725,160	$—
Commodity price swaps	43,284	43,284	—	36,312	6,972
HEP interest rate swaps	1,670	1,670	—	1,670	—
Total assets	$770,114	$770,114	$—	$763,142	$6,972

Liabilities:
NYMEX futures contracts	$3,569	$3,569	$3,569	$—	$—
Commodity price swaps	83,349	83,349	—	41,059	42,290
HollyFrontier senior notes	155,054	161,250	—	161,250	—
HEP senior notes	444,630	471,750	—	471,750	—
HEP interest rate swaps	1,814	1,814	—	1,814	—
Total liabilities	$688,416	$721,732	$3,569	$675,873	$42,290

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

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Financial Instruments	2014	2013	2014	2013
	(In thousands)
Liability balance at beginning of period	$(22,473)	$(6,249)	$(35,318)	$(33,658)
Change in fair value:
Recognized in other comprehensive income	(90,559)	50,615	(112,695)	1,413
Recognized in cost of products sold	(7,084)	3,662	1,885	47,222
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	48,942	(3,868)	74,273	15,316
Recognized in cost of products sold	(4,463)	(7,034)	(3,782)	6,833
Asset (liability) balance at end of period	$(75,637)	$37,126	$(75,637)	$37,126

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of $7.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$176,429	$256,981	$328,490	$590,650
Participating securities' share in earnings	475	917	945	2,201
Net income attributable to common shares	$175,954	$256,064	$327,545	$588,449
Average number of shares of common stock outstanding	198,139	201,543	198,217	202,131
Effect of dilutive variable restricted shares and performance share units (1)	241	362	191	354
Average number of shares of common stock outstanding assuming dilution	198,380	201,905	198,408	202,485
Basic earnings per share	$0.89	$1.27	$1.65	$2.91
Diluted earnings per share	$0.89	$1.27	$1.65	$2.91
(1) Excludes anti-dilutive restricted and performance share units of:	26	232	2	248

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 5:	Stock-Based Compensation

As of June 30, 2014, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $6.8 million and $7.9 million for the three months ended June 30, 2014 and 2013, respectively, and $12.2 million and $15.3 million for the six months ended June 30, 2014 and 2013, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.8 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the six months ended June 30, 2014 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2014 (non-vested)	737,562	$39.54
Granted	70,243	48.22
Vesting (transfer/conversion to common stock)	(103,586)	33.71
Forfeited	(72,697)	42.24
Outstanding at June 30, 2014 (non-vested)	631,522	$41.15	$27,591

For the six months ended June 30, 2014, 103,586 restricted stock and restricted stock units vested having a grant date fair value of $3.5 million. As of June 30, 2014, there was $13.1 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to both a “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to an equally-weighted peer group of independent refining companies, while market performance is based on total shareholder return achieved by HollyFrontier stockholders compared with the average shareholder return achieved by shareholders of peer group companies. The number of shares ultimately issued under these awards can range from zero to 200%. As of June 30, 2014, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 100% of the initial target award.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of performance share unit activity and changes during the six months ended June 30, 2014 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2014 (non-vested)	983,610
Granted	26,493
Vesting and transfer of ownership to recipients	(181,290)
Forfeited	(108,182)
Outstanding at June 30, 2014 (non-vested)	720,631

For the six months ended June 30, 2014, we issued 172,231 shares of our common stock, representing a 95% payout on vested performance shares units having a grant date fair value of $5.9 million. Based on the weighted-average grant date fair value of $40.55 per share, there was $19.5 million of total unrecognized compensation cost related to non-vested performance share units as of June 30, 2014. That cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at June 30, 2014 consisted of cash, cash equivalents and investments in marketable securities.

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

The following is a summary of our marketable securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
June 30, 2014
Certificates of deposit	$79,704	$15	$(3)	$79,716
Commercial paper	76,670	16	—	76,686
Corporate debt securities	146,455	34	(18)	146,471
State and political subdivisions debt securities	376,789	29	(23)	376,795
Total marketable securities	$679,618	$94	$(44)	$679,668

December 31, 2013
Certificates of deposit	$74,802	$21	$(1)	$74,822
Commercial paper	78,216	28	—	78,244
Corporate debt securities	96,889	6	(44)	96,851
State and political subdivisions debt securities	475,235	49	(41)	475,243
Total marketable securities	$725,142	$104	$(86)	$725,160

Interest income recognized on our marketable securities was $0.6 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 7:	Inventories

Inventory consists of the following components:

	June 30, 2014	December 31, 2013
	(In thousands)
Crude oil	$628,215	$567,281
Other raw materials and unfinished products(1)	186,892	154,534
Finished products(2)	609,453	519,633
Process chemicals(3)	4,470	3,504
Repair and maintenance supplies and other	75,802	109,295
Total inventory	$1,504,832	$1,354,247

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

NOTE 8:	Environmental

We expensed $1.0 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $1.3 million and $0.8 million, for the six months ended June 30, 2014 and 2013, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $84.5 million and $87.8 million at June 30, 2014 and December 31, 2013, respectively, of which $69.5 million and $73.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

NOTE 9:	Debt

HollyFrontier Credit Agreement
At June 30, 2014, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.5 million under our $1 billion senior secured revolving credit agreement maturing in July 2016. On July 1, 2014, we terminated this credit agreement and contemporaneously entered into a new $1 billion senior unsecured revolving credit facility maturing July 1, 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans (including up to $100 million of swingline loans) and letters of credit from time to time. The HollyFrontier Credit Agreement is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries.

HEP Credit Agreement
HEP has a $650 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At June 30, 2014, HEP was in compliance with all of its covenants, had outstanding borrowings of $543.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of June 30, 2014, the HollyFrontier Senior Notes were rated investment grade by both Standard & Poor's (BBB-) and Moody's (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
6.875% Senior Notes
Principal	$150,000	$150,000
Unamortized premium	4,606	5,054
	154,606	155,054
Financing Obligation	34,026	34,835

Total HollyFrontier long-term debt	188,632	189,889

HEP Credit Agreement	543,000	363,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,747)	(4,073)
	296,253	295,927
HEP 8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total HEP long-term debt	839,253	807,630

Total long-term debt	$1,027,885	$997,519

We capitalized interest attributable to construction projects of $3.1 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively, and $6.0 million and $6.4 million for the six months ended June 30, 2014 and 2013, respectively.

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

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas and WTI crude oil and forecasted sales of ultra-low sulfur diesel and conventional unleaded gasoline. We also have forward sales contracts that lock in the prices of future sales of refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. On a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended June 30, 2014
Commodity price swaps
Change in fair value	$47,988	Sales and other revenues	$(48,942)
Gain reclassified to earnings due to settlements	(13,197)	Cost of products sold	61,124
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	745	Operating expenses	$1,354
Total	$35,061		$12,927		$1,354

Three Months Ended June 30, 2013
Commodity price swaps
Change in fair value	$24,764	Sales and other revenues	$3,868	Sales and other revenues	$550
Gain reclassified to earnings due to settlements	(6,589)	Cost of products sold	1,930	Cost of products sold	(1,439)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	521	Operating expenses	106
Total	$18,445		$6,319		$(783)

Six Months Ended June 30, 2014
Commodity price swaps
Change in fair value	$140,466	Sales and other revenues	$(74,273)
Gain reclassified to earnings due to settlements	(18,957)	Cost of products sold	90,441
Amortization of discontinued hedge reclassified to earnings	540	Operating expenses	2,249	Operating expenses	$(806)
Total	$122,049		$18,417		$(806)

Six Months Ended June 30, 2013
Commodity price swaps
Change in fair value	$14,360	Sales and other revenues	$(15,316)	Sales and other revenues	$194
Loss reclassified to earnings due to settlements	20,611	Cost of products sold	(4,603)	Cost of products sold	1,692
Amortization of discontinued hedge reclassified to earnings	360	Operating expenses	(1,052)	Operating expenses	(259)
Total	$35,331		$(20,971)		$1,627

As of June 30, 2014, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Natural gas - long	33,600,000	4,800,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	18,456,000	14,076,000	4,380,000	—	—	Barrels
Ultra-low sulfur diesel - short	11,832,000	7,452,000	4,380,000	—	—	Barrels
Sub octane gasoline - short	6,624,000	6,624,000	—	—	—	Barrels
Forward sales - diesel and gasoline	100,000	100,000	—	—	—	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 33,600,000 MMBTU's to be purchased ratably through 2017. As of June 30, 2014, we have an unrealized loss of $3.8 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

Economic Hedges
We also have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to fix our purchase price on forecasted natural gas purchases, and to lock in the spread between WCS and WTI crude oil on forecasted purchases of WCS. Also, we have NYMEX futures contracts to lock in prices on forecasted purchases of inventory. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Recognized in Income	2014	2013	2014	2013
	(In thousands)
Cost of products sold	$(24,432)	$1,839	$(24,406)	$35,431
Operating expenses	(140)	(308)	(188)	(5,301)
Total	$(24,572)	$1,531	$(24,594)	$30,130

As of June 30, 2014, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Commodity price swap (WCS spread) - long	3,220,000	3,220,000	—	—	—	Barrels
Commodity price swap (natural gas) - long	33,600,000	4,800,000	9,600,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	33,600,000	4,800,000	9,600,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	2,935,000	2,935,000	—	—	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2014, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of June 30, 2014, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of June 30, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended June 30, 2014
Interest rate swaps
Change in fair value	$(1,299)
Loss reclassified to earnings due to settlements	553	Interest expense	$(553)
Total	$(746)		$(553)

Three Months Ended June 30, 2013
Interest rate swaps
Change in fair value	$2,897
Loss reclassified to earnings due to settlements	516	Interest expense	$(516)
Total	$3,413		$(516)

Six Months Ended June 30, 2014
Interest rate swaps
Change in fair value	$(1,742)
Loss reclassified to earnings due to settlements	1,091	Interest expense	$(1,091)
Total	$(651)		$(1,091)

Six Months Ended June 30, 2013
Interest rate swaps
Change in fair value	$2,955
Loss reclassified to earnings due to settlements	1,020
Amortization of discontinued hedge reclassified to earnings	849	Interest expense	$(1,869)
Total	$4,824		$(1,869)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2014
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$156,904	$(72,770)	$84,134	$19,565	$(16,448)	$3,117
Forward sales contracts	—	(196)	(196)	—	—	—
Interest rate swap contracts	834	—	834	1,629	—	1,629
	$157,738	$(72,966)	$84,772	$21,194	$(16,448)	$4,746

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$5,961	$(2,709)	$3,252	$9,091	$(4,937)	$4,154
NYMEX futures contracts	—	—	—	3,337	—	3,337
	$5,961	$(2,709)	$3,252	$12,428	$(4,937)	$7,491

Total net balance			$88,024			$12,237

Balance sheet classification:	Prepayment and other		$85,660	Accrued liabilities		$3,337
	Intangibles and other		2,364	Other long-term liabilities		8,900
			$88,024			$12,237

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$63,561	$(23,679)	$39,882
Interest rate swap contracts	1,670	—	1,670	1,814	—	1,814
	$1,670	$—	$1,670	$65,375	$(23,679)	$41,696

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$6,972	$—	$6,972	$19,766	$(12,611)	$7,155
NYMEX futures contracts	—	—	—	3,569	—	3,569
	$6,972	$—	$6,972	$23,335	$(12,611)	$10,724

Total net balance			$8,642			$52,420

Balance sheet classification:	Prepayment and other		$6,972	Accrued liabilities		$26,843
	Intangibles and other		1,670	Other long-term liabilities		25,577
			$8,642			$52,420

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At June 30, 2014, we had a pre-tax net unrealized gain of $77.5 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of $81.9 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the six months ended June 30, 2014 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$5,999,620	$609,778	$6,609,398
Net income	328,490	20,625	349,115
Dividends	(323,121)	—	(323,121)
Distributions to noncontrolling interest holders	—	(38,548)	(38,548)
Other comprehensive income, net of tax	74,618	(395)	74,223
Equity-based compensation	12,188	1,658	13,846
Excess tax benefit attributable to equity-based compensation	3,778	—	3,778
Purchase of treasury stock (1)	(22,041)	—	(22,041)
Purchase of HEP units for restricted grants	—	(406)	(406)
Other	—	375	375
Balance at June 30, 2014	$6,073,532	$593,087	$6,666,619

(1)	Includes 92,048 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

We have a Board-approved repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2014, we had remaining authorization to repurchase up to $311.6 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2014
Net unrealized gain on marketable securities	$25	$17	$8
Net unrealized gain on hedging instruments	34,315	13,400	20,915
Other comprehensive income	34,340	13,417	20,923
Less other comprehensive loss attributable to noncontrolling interest	(453)	—	(453)
Other comprehensive income attributable to HollyFrontier stockholders	$34,793	$13,417	$21,376

Three Months Ended June 30, 2013
Net unrealized loss on marketable securities	$(45)	$(36)	$(9)
Net unrealized gain on hedging instruments	21,858	7,747	14,111
Net change in pension and other post-retirement benefit obligations	28,986	11,275	17,711
Other comprehensive income	50,799	18,986	31,813
Less other comprehensive income attributable to noncontrolling interest	1,940	—	1,940
Other comprehensive income attributable to HollyFrontier stockholders	$48,859	$18,986	$29,873

Six Months Ended June 30, 2014
Net unrealized gain on marketable securities	$36	$14	$22
Net unrealized gain on hedging instruments	121,398	47,143	74,255
Net change in post-retirement benefit obligations	(89)	(35)	(54)
Other comprehensive income	121,345	47,122	74,223
Less other comprehensive loss attributable to noncontrolling interest	(395)	—	(395)
Other comprehensive income attributable to HollyFrontier stockholders	$121,740	$47,122	$74,618

Six Months Ended June 30, 2013
Net unrealized loss on marketable securities	$(29)	$(28)	$(1)
Net unrealized gain on hedging instruments	40,155	14,556	25,599
Net change in pension and other post-retirement benefit obligations	30,712	11,946	18,766
Other comprehensive income	70,838	26,474	44,364
Less other comprehensive income attributable to noncontrolling interest	2,733	—	2,733
Other comprehensive income attributable to HollyFrontier stockholders	$68,105	$26,474	$41,631

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended June 30,
	2014	2013

Marketable securities	$—	$6	Interest income
	—	2	Income tax expense
	—	4	Net of tax

Hedging instruments:
Commodity price swaps	(48,942)	3,868	Sales and other revenues
	61,124	1,930	Cost of products sold
	745	521	Operating expenses
Interest rate swaps	(553)	(516)	Interest expense
	12,374	5,803
	4,918	2,379	Income tax expense
	7,456	3,424	Net of tax
	335	313	Noncontrolling interest
	7,791	3,737	Net of tax and noncontrolling interest

Pension obligation	—	(2,460)	Cost of products sold
	—	(23,260)	Operating expenses
	—	(3,266)	General and administrative expenses
	—	(28,986)
	—	(11,275)	Income tax benefit
	—	(17,711)	Net of tax

Total reclassifications for the period	$7,791	$(13,970)

	Six Months Ended June 30,
	2014	2013

Marketable securities	$1	$3	Interest income
	—	1	Income tax expense
	1	2	Net of tax

Hedging instruments:
Commodity price swaps	(74,273)	(15,316)	Sales and other revenues
	90,441	(4,603)	Cost of products sold
	2,249	(1,052)	Operating expenses
Interest rate swaps	(1,091)	(1,869)	Interest expense
	17,326	(22,840)
	6,961	(8,444)	Income tax expense (benefit)
	10,365	(14,396)	Net of tax
	661	1,133	Noncontrolling interest
	11,026	(13,263)	Net of tax and noncontrolling interest

Pension and other post-retirement benefit obligations:
Pension obligation	—	(2,460)	Cost of products sold
	—	(23,260)	Operating expenses
	—	(3,266)	General and administrative expenses
	—	(28,986)
	—	(11,275)	Income tax benefit
	—	(17,711)	Net of tax

Post-retirement healthcare obligation	—	(84)	Cost of products sold
	—	(1,549)	Operating expenses
	—	(93)	General and administrative expenses
	—	(1,726)
	—	(671)	Income tax benefit
	—	(1,055)	Net of tax

Total reclassifications for the period	$11,027	$(32,027)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	June 30, 2014	December 31, 2013
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$27,637	$27,691
Unrealized gain on marketable securities	32	10
Unrealized gain (loss) on hedging instruments, net of noncontrolling interest	47,771	(26,879)
Accumulated other comprehensive income	$75,440	$822

NOTE 13:	Post-retirement Plans

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit expense of this plan consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Service cost – benefit earned during the period	$224	$278	$448	$556
Interest cost on projected benefit obligations	160	159	319	318
Amortization of prior service credit	(1,074)	(1,474)	(2,148)	(2,948)
Amortization of net loss	—	31	—	62
Loss on settlement	—	—	—	1,726
Net periodic post-retirement credit	$(690)	$(1,006)	$(1,381)	$(286)

In 2012, our Compensation Committee, pursuant to authority delegated to it by the Board of Directors, approved the termination of the HollyFrontier Corporation Pension Plan (the “Plan”), a non-contributory defined benefit retirement plan that covered certain employees and was fully frozen effective May 1, 2012. In the second quarter of 2013, the Plan was liquidated and we recognized a pre-tax pension settlement charge of $30.9 million, of which $29.0 million was reclassified out of accumulated other comprehensive income, representing the irrevocable portion of our obligation.

Additionally, we have a program that provides certain transition benefit payments to certain employees that participated in the defined benefit plan that was terminated. The program extends through 2014 and provides payments after year-end provided the employee is employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs under this program were $2.9 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively, and $5.5 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 14:	Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Refining segment represents the operations of the El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and NK Asphalt (aggregated as a reportable segment). Refining activities involve the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Additionally, the Refining segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America. NK Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

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

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2014
Sales and other revenues	$5,361,914	$75,024	$506	$(64,844)	$5,372,600
Depreciation and amortization	$83,840	$15,477	$2,280	$(207)	$101,390
Income (loss) from operations	$292,214	$32,464	$(27,802)	$(531)	$296,345
Capital expenditures	$92,334	$18,178	$9,976	$—	$120,488

Three Months Ended June 30, 2013
Sales and other revenues	$5,286,881	$75,121	$234	$(63,388)	$5,298,848
Depreciation and amortization	$53,443	$15,619	$1,637	$(207)	$70,492
Income (loss) from operations	$458,777	$34,392	$(32,646)	$(517)	$460,006
Capital expenditures	$74,866	$11,848	$12,125	$—	$98,839

Six Months Ended June 30, 2014
Sales and other revenues	$10,136,994	$162,036	$1,621	$(136,998)	$10,163,653
Depreciation and amortization	$147,381	$30,661	$4,310	$(414)	$181,938
Income (loss) from operations	$543,423	$78,329	$(53,357)	$(1,054)	$567,341
Capital expenditures	$192,277	$38,782	$13,710	$—	$244,769

Six Months Ended June 30, 2013
Sales and other revenues	$9,979,307	$151,605	$797	$(125,072)	$10,006,637
Depreciation and amortization	$110,613	$29,368	$2,687	$(414)	$142,254
Income (loss) from operations	$1,000,979	$67,866	$(58,618)	$(1,026)	$1,009,201
Capital expenditures	$138,498	$16,861	$15,444	$—	$170,803

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
June 30, 2014
Cash, cash equivalents and total investments in marketable securities	$3,794	$6,066	$1,788,110	$—	$1,797,970
Total assets	$7,442,830	$1,416,952	$1,905,000	$(306,399)	$10,458,383
Long-term debt	$—	$839,253	$188,632	$—	$1,027,885

December 31, 2013
Cash, cash equivalents and total investments in marketable securities	$1,860	$6,352	$1,657,051	$—	$1,665,263
Total assets	$7,094,558	$1,413,908	$1,881,119	$(332,846)	$10,056,739
Long-term debt	$—	$807,630	$189,889	$—	$997,519

HEP segment revenues from external customers were $10.5 million and $12.1 million for the three months ended June 30, 2014 and 2013, respectively, and $25.7 million and $24.9 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 39% ownership interest at June 30, 2014, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,108,232	$3,777	$227	$—	$1,112,236	$6,066	$—	$1,118,302
Marketable securities	679,668	—	—	—	679,668	—	—	679,668
Accounts receivable, net	6,070	768,504	3,087	—	777,661	34,359	(31,840)	780,180
Intercompany accounts receivable	—	726,278	359,183	(1,085,461)	—	—	—	—
Inventories	—	1,503,250	—	—	1,503,250	1,582	—	1,504,832
Income taxes receivable	18,875	—	—	—	18,875	—	—	18,875
Prepayments and other	16,345	122,130	—	—	138,475	2,164	(6,365)	134,274
Total current assets	1,829,190	3,123,939	362,497	(1,085,461)	4,230,165	44,171	(38,205)	4,236,131

Properties, plants and equip, net	32,537	2,714,741	551	—	2,747,829	1,011,961	(267,047)	3,492,743
Marketable securities (long-term)	—	—	—	—	—	—	—	—
Investment in subsidiaries	6,410,993	250,981	—	(6,661,974)	—	—	—	—
Intangibles and other assets	24,535	2,345,299	25,000	(25,000)	2,369,834	360,820	(1,145)	2,729,509
Total assets	$8,297,255	$8,434,960	$388,048	$(7,772,435)	$9,347,828	$1,416,952	$(306,397)	$10,458,383

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,406	$1,624,681	$—	$—	$1,639,087	$17,706	$(31,840)	$1,624,953
Intercompany accounts payable	1,085,461	—	—	(1,085,461)	—	—	—	—
Accrued liabilities	43,581	60,441	1,577	—	105,599	26,527	(6,365)	125,761
Deferred income tax liabilities	216,981	—	—	—	216,981	—	—	216,981
Total current liabilities	1,360,429	1,685,122	1,577	(1,085,461)	1,961,667	44,233	(38,205)	1,967,695

Long-term debt	179,606	34,026	—	(25,000)	188,632	839,253	—	1,027,885
Liability to HEP	—	239,387	—	—	239,387	—	(239,387)	—
Deferred income tax liabilities	652,153	—	—	—	652,153	5,312	—	657,465
Other long-term liabilities	36,993	65,432	—	—	102,425	38,585	(2,291)	138,719

Investment in HEP	—	—	135,490	—	135,490	—	(135,490)	—
Equity – HollyFrontier	6,068,074	6,410,993	250,981	(6,661,974)	6,068,074	392,304	(386,846)	6,073,532
Equity – noncontrolling interest	—	—	—	—	—	97,265	495,822	593,087
Total liabilities and equity	$8,297,255	$8,434,960	$388,048	$(7,772,435)	$9,347,828	$1,416,952	$(306,397)	$10,458,383

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$179	$5,362,277	$(36)	$—	$5,362,420	$75,024	$(64,844)	$5,372,600
Operating costs and expenses:
Cost of products sold	—	4,738,586	—	—	4,738,586	—	(63,740)	4,674,846
Operating expenses	—	247,451	—	—	247,451	24,567	(364)	271,654
General and administrative	24,343	1,469	37	—	25,849	2,516	—	28,365
Depreciation and amortization	2,010	87,473	—	—	89,483	15,477	(3,570)	101,390
Total operating costs and expenses	26,353	5,074,979	37	—	5,101,369	42,560	(67,674)	5,076,255
Income (loss) from operations	(26,174)	287,298	(73)	—	261,051	32,464	2,830	296,345
Other income (expense):
Earnings (loss) of equity method investments	303,788	14,546	16,132	(319,990)	14,476	748	(16,132)	(908)
Interest income (expense)	(373)	1,944	143	—	1,714	(8,329)	(2,337)	(8,952)
	303,415	16,490	16,275	(319,990)	16,190	(7,581)	(18,469)	(9,860)
Income before income taxes	277,241	303,788	16,202	(319,990)	277,241	24,883	(15,639)	286,485
Income tax provision	101,304	—	—	—	101,304	28	—	101,332
Net income	175,937	303,788	16,202	(319,990)	175,937	24,855	(15,639)	185,153
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,416	7,308	8,724
Net income attributable to HollyFrontier stockholders	$175,937	$303,788	$16,202	$(319,990)	$175,937	$23,439	$(22,947)	$176,429
Comprehensive income attributable to HollyFrontier stockholders	$197,313	$338,556	$15,909	$(354,465)	$197,313	$23,145	$(22,653)	$197,805

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$100	$5,286,984	$31	$—	$5,287,115	$75,121	$(63,388)	$5,298,848
Operating costs and expenses:
Cost of products sold	—	4,518,737	92	282	4,519,111	—	(62,303)	4,456,808
Operating expenses	—	255,874	19	—	255,893	22,010	(361)	277,542
General and administrative	30,242	630	28	—	30,900	3,100	—	34,000
Depreciation and amortization	1,400	57,043	—	—	58,443	15,619	(3,570)	70,492
Total operating costs and expenses	31,642	4,832,284	139	282	4,864,347	40,729	(66,234)	4,838,842
Income (loss) from operations	(31,542)	454,700	(108)	(282)	422,768	34,392	2,846	460,006
Other income (expense):
Earnings (loss) of equity method investments	469,228	12,592	14,401	(483,655)	12,566	746	(14,401)	(1,089)
Interest income (expense)	(7,456)	1,936	134	294	(5,092)	(11,624)	(2,300)	(19,016)
Loss on early extinguishment of debt	(22,109)	—	—	—	(22,109)	—	—	(22,109)
	439,663	14,528	14,535	(483,361)	(14,635)	(10,878)	(16,701)	(42,214)
Income before income taxes	408,121	469,228	14,427	(483,643)	408,133	23,514	(13,855)	417,792
Income tax provision	151,698	—	—	—	151,698	345	—	152,043
Net income	256,423	469,228	14,427	(483,643)	256,435	23,169	(13,855)	265,749
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,130	7,638	8,768
Net income attributable to HollyFrontier stockholders	$256,423	$469,228	$14,427	$(483,643)	$256,435	$22,039	$(21,493)	$256,981
Comprehensive income attributable to HollyFrontier stockholders	$286,296	$489,146	$15,900	$(505,034)	$286,308	$23,512	$(22,966)	$286,854

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$280	$10,137,400	$935	$—	$10,138,615	$162,036	$(136,998)	$10,163,653
Operating costs and expenses:
Cost of products sold	—	8,948,308	—	—	8,948,308	—	(134,842)	8,813,466
Operating expenses	—	498,927	—	—	498,927	47,379	(686)	545,620
General and administrative	45,450	4,095	76	—	49,621	5,667	—	55,288
Depreciation and amortization	3,800	154,580	—	—	158,380	30,661	(7,103)	181,938
Total operating costs and expenses	49,250	9,605,910	76	—	9,655,236	83,707	(142,631)	9,596,312
Income (loss) from operations	(48,970)	531,490	859	—	483,379	78,329	5,633	567,341
Other income (expense):
Earnings (loss) of equity method investments	566,147	30,568	32,415	(599,694)	29,436	1,270	(32,415)	(1,709)
Interest income (expense)	(797)	4,089	273	—	3,565	(18,780)	(4,679)	(19,894)
Loss on early extinguishment of debt	—	—	—	—	—	(7,677)	—	(7,677)
	565,350	34,657	32,688	(599,694)	33,001	(25,187)	(37,094)	(29,280)
Income before income taxes	516,380	566,147	33,547	(599,694)	516,380	53,142	(31,461)	538,061
Income tax provision	188,843	—	—	—	188,843	103	—	188,946
Net income	327,537	566,147	33,547	(599,694)	327,537	53,039	(31,461)	349,115
Less net income attributable to noncontrolling interest	—	—	—	—	—	5,053	15,572	20,625
Net income attributable to HollyFrontier stockholders	$327,537	$566,147	$33,547	$(599,694)	$327,537	$47,986	$(47,033)	$328,490
Comprehensive income attributable to HollyFrontier stockholders	$402,155	$687,940	$33,291	$(721,231)	$402,155	$47,730	$(46,777)	$403,108

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$631	$9,979,410	$63	$—	$9,980,104	$151,605	$(125,072)	$10,006,637
Operating costs and expenses:
Cost of products sold	—	8,371,865	—	415	8,372,280	—	(122,937)	8,249,343
Operating expenses	—	495,297	—	—	495,297	48,039	(695)	542,641
General and administrative	54,373	2,405	88	—	56,866	6,332	—	63,198
Depreciation and amortization	2,326	117,663	—	—	119,989	29,368	(7,103)	142,254
Total operating costs and expenses	56,699	8,987,230	88	415	9,044,432	83,739	(130,735)	8,997,436
Income (loss) from operations	(56,068)	992,180	(25)	(415)	935,672	67,866	5,663	1,009,201
Other income (expense):
Earnings (loss)of equity method investments	1,020,119	24,206	26,393	(1,046,758)	23,960	1,403	(26,393)	(1,030)
Interest income (expense)	(14,677)	3,733	271	446	(10,227)	(24,006)	(4,572)	(38,805)
Loss on early extinguishment of debt	(22,109)	—	—	—	(22,109)	—	—	(22,109)
	983,333	27,939	26,664	(1,046,312)	(8,376)	(22,603)	(30,965)	(61,944)
Income before income taxes	927,265	1,020,119	26,639	(1,046,727)	927,296	45,263	(25,302)	947,257
Income tax provision	337,737	—	—	—	337,737	400	—	338,137
Net income	589,528	1,020,119	26,639	(1,046,727)	589,559	44,863	(25,302)	609,120
Less net income attributable to noncontrolling interest	—	—	—	—	—	4,020	14,450	18,470
Net income attributable to HollyFrontier stockholders	$589,528	$1,020,119	$26,639	$(1,046,727)	$589,559	$40,843	$(39,752)	$590,650
Comprehensive income attributable to HollyFrontier stockholders	$631,160	$1,057,542	$28,731	$(1,086,242)	$631,191	$42,935	$(41,844)	$632,282

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(144,972)	$773,845	$38,968	$—	$667,841	$92,667	$(39,029)	$721,479

Cash flows from investing activities
Additions to properties, plants and equipment	(6,329)	(199,132)	(526)	—	(205,987)	—	—	(205,987)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(38,782)	—	(38,782)
Investment in Sabine Biofuels	—	(5,000)	—	—	(5,000)	—	—	(5,000)
Repayment of advances to Sabine Biofuels	—	10,021	—	—	10,021	—	—	10,021
Purchases of marketable securities	(498,080)	—	—	—	(498,080)	—	—	(498,080)
Sales and maturities of marketable securities	543,604	—	—	—	543,604	—	—	543,604
Net advances to Parent	—	(582,930)	(38,604)	621,534	—	—	—	—
	39,195	(777,041)	(39,130)	621,534	(155,442)	(38,782)	—	(194,224)

Cash flows from financing activities
Net borrowings under credit agreement – HEP	—	—	—	—	—	180,000	—	180,000
Redemption of senior notes - HEP	—	—	—	—	—	(156,188)	—	(156,188)
Inventory repurchase obligation	—	5,964	—	—	5,964	—	—	5,964
Purchase of treasury stock	(20,135)	—	—	—	(20,135)	—	—	(20,135)
Dividends	(323,088)	—	—	—	(323,088)	—	—	(323,088)
Distributions to noncontrolling interest	—	—	—	—	—	(77,577)	39,029	(38,548)
Excess tax benefit from equity-based compensation	3,778	—	—	—	3,778	—	—	3,778
Purchase of units for incentive grants - HEP	—	—	—	—	—	(406)	—	(406)
Deferred financing costs and other	—	(808)	375	—	(433)	—	—	(433)
Net advances from subsidiaries	621,534	—	—	(621,534)	—	—	—	—
	282,089	5,156	375	(621,534)	(333,914)	(54,171)	39,029	(349,056)

Cash and cash equivalents
Increase (decrease) for the period	176,312	1,960	213	—	178,485	(286)	—	178,199
Beginning of period	931,920	1,817	14	—	933,751	6,352	—	940,103
End of period	$1,108,232	$3,777	$227	$—	$1,112,236	$6,066	$—	$1,118,302

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(374,074)	$758,289	$20,573	$—	$404,788	$81,542	$(34,815)	$451,515

Cash flows from investing activities:
Additions to properties, plants and equipment	(5,025)	(148,917)	—	—	(153,942)	—	—	(153,942)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(16,861)	—	(16,861)
Proceeds from sale of property	—	3,321	—	—	3,321	2,481	—	5,802
Investment in Sabine Biofuels	—	(2,000)	—	—	(2,000)	—	—	(2,000)
Advances to Sabine biofuels	—	(13,700)	—	—	(13,700)	—	—	(13,700)
Purchases of marketable securities	(399,154)	—	—	—	(399,154)	—	—	(399,154)
Sales and maturities of marketable securities	398,762	—	—	—	398,762	—	—	398,762
Net advances to Parent	—	(596,004)	(19,074)	615,078	—	—	—	—
	(5,417)	(757,300)	(19,074)	615,078	(166,713)	(14,380)	—	(181,093)

Cash flows from financing activities:
Net repayments under credit agreement – HEP	—	—	—	—	—	(66,000)	—	(66,000)
Redemption of senior notes	(300,973)	—	—	—	(300,973)	—	—	(300,973)
Proceeds from common unit offerings - HEP	73,444	—	—	—	73,444	73,444	—	146,888
Purchase of treasury stock	(159,432)	—	—	—	(159,432)	—	—	(159,432)
Contribution from general partner	—	—	(1,499)	—	(1,499)	1,499	—	—
Dividends	(264,867)	—	—	—	(264,867)	—	—	(264,867)
Distributions to noncontrolling interest	—	—	—	—	—	(69,419)	34,815	(34,604)
Excess tax benefit from equity-based compensation	1,037	—	—	—	1,037	—	—	1,037
Purchase of units for incentive grants - HEP	—	—	—	—	—	(2,934)	—	(2,934)
Deferred financing costs and other	—	2,457	—	—	2,457	(273)	—	2,184
Net advances from subsidiaries	615,078	—	—	(615,078)	—	—	—	—
	(35,713)	2,457	(1,499)	(615,078)	(649,833)	(63,683)	34,815	(678,701)

Cash and cash equivalents
Increase (decrease) for the period:	(415,204)	3,446	—	—	(411,758)	3,479	—	(408,279)
Beginning of period	1,748,808	3,652	2	—	1,752,462	5,237	—	1,757,699
End of period	$1,333,604	$7,098	$2	$—	$1,340,704	$8,716	$—	$1,349,420

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2014, net income attributable to HollyFrontier stockholders was $176.4 million compared to $257.0 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, net income attributable to HollyFrontier stockholders was $328.5 million compared to $590.7 million for the six months ended June 30, 2013.

Overall gross refining margins per produced product sold decreased 28% and 33% over the respective three and six months ended June 30, 2013, which was due principally to significant contraction in WTI to Brent crude differentials.

During the second quarter of 2014, we wrote down several assets, primarily at our Navajo, Cheyenne and Tulsa refineries, to the estimated net realizable value resulting in pretax charges of $31.0 million. These charges resulted from our decision to sell, cease operating or no longer use certain assets. Approximately $24.0 million and $7.0 million are included in depreciation and amortization and operating expenses, respectively, in our consolidated statements of income for the three and six months ended June 30, 2014.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). This differential constantly changes and at times can be volatile. While we have experienced wide differentials (with Brent prices in excess of WTI prices) in recent years that have significantly enhanced our profitability, the differential between Brent and WTI has narrowed - currently averaging approximately $7.00 per barrel. While differentials are likely to be volatile in the near term, we believe the Brent to WTI differential will widen again upon completion of additional northern tier pipeline capacity into Cushing, Oklahoma and as a result of increasing sweet crude oil inventories on the U.S. Gulf Coast. Ultimately, we believe pipeline tariffs from Cushing to the Gulf Coast plus marine transportation costs to move crude oil from the Gulf Coast to alternative markets will set the inland - coastal differential.

Table of Content

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. The price of RINs may be extremely volatile as observed in 2013, when prices escalated sharply due to real or perceived future shortages in RINs. Although our RINs costs remain material, the price of RINs has decreased significantly from 2013 highs, due in part to regulatory easing of the 2014 annual Renewable Volume Obligation, or RVO. As of June 2014, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS2 will impact our future results of operations.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2014 and 2013 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended June 30,		Change from 2013
	2014	2013	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$5,372,600	$5,298,848	$73,752	1%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,674,846	4,456,808	218,038	5
Operating expenses (exclusive of depreciation and amortization)	271,654	277,542	(5,888)	(2)
General and administrative expenses (exclusive of depreciation and amortization)	28,365	34,000	(5,635)	(17)
Depreciation and amortization	101,390	70,492	30,898	44
Total operating costs and expenses	5,076,255	4,838,842	237,413	5
Income from operations	296,345	460,006	(163,661)	(36)
Other income (expense):
Loss of equity method investments	(908)	(1,089)	181	(17)
Interest income	1,184	778	406	52
Interest expense	(10,136)	(19,794)	9,658	(49)
Loss on early extinguishment of debt	—	(22,109)	22,109	(100)
	(9,860)	(42,214)	32,354	(77)
Income before income taxes	286,485	417,792	(131,307)	(31)
Income tax provision	101,332	152,043	(50,711)	(33)
Net income	185,153	265,749	(80,596)	(30)
Less net income attributable to noncontrolling interest	8,724	8,768	(44)	(1)
Net income attributable to HollyFrontier stockholders	$176,429	$256,981	$(80,552)	(31)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.89	$1.27	$(0.38)	(30)%
Diluted	$0.89	$1.27	$(0.38)	(30)%
Cash dividends declared per common share	$0.82	$0.80	$0.02	3%
Average number of common shares outstanding:
Basic	198,139	201,543	(3,404)	(2)%
Diluted	198,380	201,905	(3,525)	(2)%

Table of Content

	Six Months Ended June 30,		Change from 2013
	2014	2013	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$10,163,653	$10,006,637	$157,016	2%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	8,813,466	8,249,343	564,123	7
Operating expenses (exclusive of depreciation and amortization)	545,620	542,641	2,979	1
General and administrative expenses (exclusive of depreciation and amortization)	55,288	63,198	(7,910)	(13)
Depreciation and amortization	181,938	142,254	39,684	28
Total operating costs and expenses	9,596,312	8,997,436	598,876	7
Income from operations	567,341	1,009,201	(441,860)	(44)
Other income (expense):
Loss of equity method investments	(1,709)	(1,030)	(679)	66
Interest income	2,589	2,309	280	12
Interest expense	(22,483)	(41,114)	18,631	(45)
Loss on early extinguishment of debt	(7,677)	(22,109)	14,432	(65)
	(29,280)	(61,944)	32,664	(53)
Income before income taxes	538,061	947,257	(409,196)	(43)
Income tax provision	188,946	338,137	(149,191)	(44)
Net income	349,115	609,120	(260,005)	(43)
Less net income attributable to noncontrolling interest	20,625	18,470	2,155	12
Net income attributable to HollyFrontier stockholders	$328,490	$590,650	$(262,160)	(44)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.65	$2.91	$(1.26)	(43)%
Diluted	$1.65	$2.91	$(1.26)	(43)%
Cash dividends declared per common share	$1.62	$1.60	$0.02	1%
Average number of common shares outstanding:
Basic	198,217	202,131	(3,914)	(2)%
Diluted	198,408	202,485	(4,077)	(2)%

Balance Sheet Data

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$1,797,970	$1,665,263
Working capital	$2,268,436	$2,221,954
Total assets	$10,458,383	$10,056,739
Long-term debt	$1,027,885	$997,519
Total equity	$6,666,619	$6,609,398

Other Financial Data (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net cash provided by operating activities	$326,550	$202,952	$721,479	$451,515
Net cash used for investing activities	$(81,175)	$(76,448)	$(194,224)	$(181,093)
Net cash used for financing activities	$(201,708)	$(649,526)	$(349,056)	$(678,701)
Capital expenditures	$120,488	$98,839	$244,769	$170,803
EBITDA (1)	$388,103	$520,641	$726,945	$1,131,955

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	266,080	205,770	260,590	223,030
Refinery throughput (BPD) (2)	283,300	226,010	275,150	246,250
Refinery production (BPD) (3)	280,060	220,770	270,670	240,380
Sales of produced refined products (BPD)	272,470	213,240	259,920	227,810
Sales of refined products (BPD) (4)	279,840	261,950	271,730	257,870
Refinery utilization (5)	102.3%	79.1%	100.2%	85.8%

Average per produced barrel (6)
Net sales	$117.68	$118.05	$115.59	$117.25
Cost of products (7)	104.67	97.07	101.85	95.39
Refinery gross margin	13.01	20.98	13.74	21.86
Refinery operating expenses (8)	4.84	6.12	5.29	5.97
Net operating margin	$8.17	$14.86	$8.45	$15.89

Refinery operating expenses per throughput barrel (9)	$4.65	$5.77	$5.00	$5.52

Feedstocks:
Sweet crude oil	72%	72%	73%	72%
Sour crude oil	6%	3%	5%	4%
Heavy sour crude oil	16%	16%	17%	15%
Other feedstocks and blends	6%	9%	5%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	44%	44%	46%	46%
Diesel fuels	36%	33%	33%	32%
Jet fuels	7%	8%	8%	8%
Fuel oil	1%	1%	1%	1%
Asphalt	2%	3%	2%	3%
Lubricants	4%	4%	4%	4%
LPG and other	6%	7%	6%	6%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	102,570	104,910	99,400	88,160
Refinery throughput (BPD) (2)	113,840	115,230	111,240	97,760
Refinery production (BPD) (3)	111,080	114,410	108,880	94,410
Sales of produced refined products (BPD)	110,140	110,830	107,390	91,110
Sales of refined products (BPD) (4)	119,060	119,740	114,670	104,860
Refinery utilization (5)	102.6%	104.9%	99.4%	88.2%

Average per produced barrel (6)
Net sales	$121.74	$117.03	$118.98	$118.95
Cost of products (7)	105.44	100.70	103.68	98.40
Refinery gross margin	16.30	16.33	15.30	20.55
Refinery operating expenses (8)	4.97	5.10	5.28	6.25
Net operating margin	$11.33	$11.23	$10.02	$14.30

Refinery operating expenses per throughput barrel (9)	$4.81	$4.91	$5.10	$5.82

Feedstocks:
Sweet crude oil	8%	8%	6%	5%
Sour crude oil	81%	70%	79%	74%
Heavy sour crude oil	1%	13%	4%	12%
Other feedstocks and blends	10%	9%	11%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	53%	50%	54%	50%
Diesel fuels	39%	40%	38%	39%
Fuel oil	4%	5%	4%	6%
Asphalt	1%	2%	1%	2%
LPG and other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	70,310	70,780	67,660	69,850
Refinery throughput (BPD) (2)	75,450	77,260	73,150	75,730
Refinery production (BPD) (3)	72,150	73,540	70,110	73,200
Sales of produced refined products (BPD)	76,060	73,890	73,660	73,150
Sales of refined products (BPD) (4)	78,510	75,100	76,750	76,810
Refinery utilization (5)	84.7%	85.3%	81.5%	84.2%

Average per produced barrel (6)
Net sales	$116.90	$116.66	$113.89	$112.53
Cost of products (7)	99.41	92.46	97.07	89.55
Refinery gross margin	17.49	24.20	16.82	22.98
Refinery operating expenses (8)	9.74	7.47	9.40	7.78
Net operating margin	$7.75	$16.73	$7.42	$15.20

Refinery operating expenses per throughput barrel (9)	$9.82	$7.14	$9.47	$7.51

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Feedstocks:
Sweet crude oil	43%	42%	43%	43%
Sour crude oil	1%	1%	1%	1%
Heavy sour crude oil	33%	35%	32%	34%
Black wax crude oil	16%	14%	16%	14%
Other feedstocks and blends	7%	8%	8%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	51%	54%	55%
Diesel fuels	32%	35%	32%	31%
Fuel oil	1%	1%	1%	1%
Asphalt	7%	5%	6%	6%
LPG and other	6%	8%	7%	7%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	438,960	381,460	427,650	381,040
Refinery throughput (BPD) (2)	472,590	418,500	459,540	419,740
Refinery production (BPD) (3)	463,290	408,720	449,660	407,990
Sales of produced refined products (BPD)	458,670	397,960	440,970	392,070
Sales of refined products (BPD) (4)	477,410	456,790	463,150	439,540
Refinery utilization (5)	99.1%	86.1%	96.5%	86.0%

Average per produced barrel (6)
Net sales	$118.53	$117.51	$116.13	$116.77
Cost of products (7)	103.99	97.23	101.50	95.00
Refinery gross margin	14.54	20.28	14.63	21.77
Refinery operating expenses (8)	5.69	6.09	5.97	6.38
Net operating margin	$8.85	$14.19	$8.66	$15.39

Refinery operating expenses per throughput barrel (9)	$5.52	$5.79	$5.73	$5.95

Feedstocks:
Sweet crude oil	52%	49%	52%	51%
Sour crude oil	23%	21%	22%	20%
Heavy sour crude oil	15%	19%	16%	17%
Black wax crude oil	3%	2%	3%	3%
Other feedstocks and blends	7%	9%	7%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	48%	47%	49%	49%
Diesel fuels	36%	35%	34%	33%
Jet fuels	4%	4%	5%	5%
Fuel oil	2%	2%	2%	2%
Asphalt	3%	3%	3%	3%
Lubricants	2%	3%	2%	2%
LPG and other	5%	6%	5%	6%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

Table of Content

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

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

Results of Operations – Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Summary
Net income attributable to HollyFrontier stockholders for the three months ended June 30, 2014 was $176.4 million ($0.89 per basic and diluted share), an $80.6 million decrease compared to $257.0 million ($1.27 per basic and diluted share) for the three months ended June 30, 2013. Net income decreased due principally to a year-over-year decrease in second quarter refining margins. Refinery gross margins for the three months ended June 30, 2014 decreased to $14.54 per produced barrel from $20.28 for the three months ended June 30, 2013.

Sales and Other Revenues
Sales and other revenues increased 1% from $5,298.8 million for the three months ended June 30, 2013 to $5,372.6 million for the three months ended June 30, 2014 due to higher refined product sales volumes and a year-over-year increase in second quarter sales prices. The average sales price we received per produced barrel sold was $117.51 for the three months ended June 30, 2013 compared to $118.53 for the three months ended June 30, 2014. Sales and other revenues for the three months ended June 30, 2014 and 2013 include $10.5 million and $12.1 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 5% from $4,456.8 million for the three months ended June 30, 2013 to $4,674.8 million for the three months ended June 30, 2014, due principally to higher crude oil costs and higher sales volumes of refined products. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market increased 7% from $97.23 for the three months ended June 30, 2013 to $103.99 for the three months ended June 30, 2014.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 28% from $20.28 for the three months ended June 30, 2013 to $14.54 for the three months ended June 30, 2014. This was due to the effects of an increase in crude oil and feedstock prices, partially offset by an increase in average per barrel sales prices for refined products sold for the quarter. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 2% from $277.5 million for the three months ended June 30, 2013 to $271.7 million for the three months ended June 30, 2014. This decrease is principally due to the recognition of pension settlement costs during the three months ended June 30, 2013, net of higher natural gas fuel costs during the current year quarter.

General and Administrative Expenses
General and administrative expenses decreased 17% from $34.0 million for the three months ended June 30, 2013 to $28.4 million for the three months ended June 30, 2014 due principally to lower incentive compensation expense during the quarter.

Depreciation and Amortization Expenses
Depreciation and amortization increased 44% from $70.5 million for the three months ended June 30, 2013 to $101.4 million for the three months ended June 30, 2014. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects, capitalized refinery turnaround costs and $24.0 million in current quarter write-downs of assets no longer in operation to net realizable value.

Table of Content

Interest Income
Interest income for the three months ended June 30, 2014 was $1.2 million compared to $0.8 million for the three months ended June 30, 2013. This increase was due to higher investment levels in marketable debt securities during the quarter.

Interest Expense
Interest expense was $10.1 million for the three months ended June 30, 2014 compared to $19.8 million for the three months ended June 30, 2013. This decrease was due to lower year-over-year debt levels principally as a result of the redemption of our $286.8 million 9.875% senior notes in June 2013 and HEP's redemption of its $150.0 million 8.25% senior notes in March 2014. For the three months ended June 30, 2014 and 2013, interest expense included $8.3 million and $11.6 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017 at a redemption cost of $301.0 million, at which time we recognized a $22.1 million early extinguishment loss consisting of a $14.2 million debt redemption premium and an unamortized discount of $7.9 million.

Income Taxes
For the three months ended June 30, 2014, we recorded income tax expense of $101.3 million compared to $152.0 million for the three months ended June 30, 2013. This decrease is due principally to lower pre-tax earnings during the three months ended June 30, 2014 compared to the same period of 2013. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.4% and 36.4% for the three months ended June 30, 2014 and 2013, respectively.

Results of Operations – Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Summary
Net income attributable to HollyFrontier stockholders for the six months ended June 30, 2014 was $328.5 million ($1.65 per basic and diluted share), a $262.2 million decrease compared to $590.7 million ($2.91 per basic and diluted share) for the six months ended June 30, 2013. Net income decreased due principally to a year-over-year decrease in refining margins. Refinery gross margins for the six months ended June 30, 2014 decreased to $14.63 per produced barrel from $21.77 for the six months ended June 30, 2013.

Sales and Other Revenues
Sales and other revenues increased 2% from $10,006.6 million for the six months ended June 30, 2013 to $10,163.7 million for the six months ended June 30, 2014 due to higher refined product sales volumes, partially offset by a slight decrease in year-over-year sales prices. The average sales price we received per produced barrel sold was $116.77 for the six months ended June 30, 2013 compared to $116.13 for the six months ended June 30, 2014. Sales and other revenues for the six months ended June 30, 2014 and 2013 include $25.7 million and $24.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 7% from $8,249.3 million for the six months ended June 30, 2013 to $8,813.5 million for the six months ended June 30, 2014 due principally to higher refined product sales volumes and higher crude costs per barrel for the current year. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 7% from $95.00 for the six months ended June 30, 2013 to $101.50 for the six months ended June 30, 2014.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 33% from $21.77 for the six months ended June 30, 2013 to $14.63 for the six months ended June 30, 2014. This was due to a decrease in average per barrel sales prices for refined products sold combined with increased crude oil and feedstock prices for the year-to-date period. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Table of Content

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 1% from $542.6 million for the six months ended June 30, 2013 to $545.6 million for the six months ended June 30, 2014 due principally to higher natural gas fuel costs during the current year-to-date period, partially offset by pension settlement costs and higher repair and maintenance costs during the same period of 2013.

General and Administrative Expenses
General and administrative expenses decreased 13% from $63.2 million for the six months ended June 30, 2013 to $55.3 million for the six months ended June 30, 2014 due principally to lower incentive compensation expense during the current year-to-date period, and pension settlement costs recorded in the prior year-to-date period.

Depreciation and Amortization Expenses
Depreciation and amortization increased 28% from $142.3 million for the six months ended June 30, 2013 to $181.9 million for the six months ended June 30, 2014. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects, capitalized refinery turnaround costs and write-downs of assets no longer in operation to net realizable value.

Interest Income
Interest income for the six months ended June 30, 2014 was $2.6 million compared to $2.3 million for the six months ended June 30, 2013. This increase was due to higher investment levels in marketable debt securities during the year-to-date period.

Interest Expense
Interest expense was $22.5 million for the six months ended June 30, 2014 compared to $41.1 million for the six months ended June 30, 2013. This decrease was due to lower year-over-year debt levels. For the six months ended June 30, 2014 and 2013, interest expense included $18.8 million and $24.1 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
In March 2014, HEP redeemed its $150.0 million aggregate principal amount of 8.25% senior notes maturing March 2018 at a redemption cost of $156.2 million, at which time it recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and unamortized discount and financing costs of $1.5 million. In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017 at a redemption cost of $301.0 million, at which time we recognized a $22.1 million early extinguishment loss consisting of a $14.2 million debt redemption premium and an unamortized discount of $7.9 million.

Income Taxes
For the six months ended June 30, 2014, we recorded income tax expense of $188.9 million compared to $338.1 million for the six months ended June 30, 2013. This decrease was due principally to lower pre-tax earnings during the six months ended June 30, 2014 compared to the same period of 2013. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.1% and 35.7% for the six months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
At June 30, 2014, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.5 million under our $1 billion senior secured revolving credit agreement maturing in July 2016. On July 1, 2014, we terminated this credit agreement and contemporaneously entered into a new $1 billion senior unsecured revolving credit facility maturing July 1, 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans (including up to $100 million of swingline loans) and letters of credit from time to time. The HollyFrontier Credit Agreement is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries.

HEP Credit Agreement
HEP has a $650 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At June 30, 2014, HEP was in compliance with all of its covenants, had outstanding borrowings of $543.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of June 30, 2014, the HollyFrontier Senior Notes were rated investment grade by both Standard & Poor's (BBB-) and by Moody's (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

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

As of June 30, 2014, our cash, cash equivalents and investments in marketable securities totaled $1.8 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

Table of Content

We have a Board-approved stock repurchase program that authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2014, we had remaining authorization to repurchase up to $311.6 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $178.2 million for the six months ended June 30, 2014. Net cash provided by operating activities of $721.5 million exceeded cash used for investing and financing activities of $194.2 million and $349.1 million, respectively. Working capital increased by $46.5 million during the six months ended June 30, 2014.

Cash Flows – Operating Activities

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net cash flows provided by operating activities were $721.5 million for the six months ended June 30, 2014 compared to $451.5 million for the six months ended June 30, 2013, an increase of $270.0 million. Net income for the six months ended June 30, 2014 was $349.1 million, a decrease of $260.0 million compared to $609.1 million for the six months ended June 30, 2013. Non-cash adjustments to net income consisting of depreciation and amortization, earnings of equity method investments, inclusive of distributions, write-offs of unamortized discounts on early extinguishments of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $187.3 million for the six months ended June 30, 2014 compared to $100.9 million for the same period in 2013. Changes in working capital items increased cash flows by $190.0 million for the six months ended June 30, 2014 compared to a decrease of $122.2 million for the six months ended June 30, 2013. Additionally, for the six months ended June 30, 2014, turnaround expenditures decreased to $9.7 million from $159.8 million for the same period of 2013.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net cash flows used for investing activities were $194.2 million for the six months ended June 30, 2014 compared to $181.1 million for the six months ended June 30, 2013, an increase of $13.1 million. Cash expenditures for properties, plants and equipment for the first six months of 2014 increased to $244.8 million from $170.8 million for the same period in 2013. These include HEP capital expenditures of $38.8 million and $16.9 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, we invested $5.0 million and $2.0 million, respectively, in Sabine Biofuels. In addition, we received total net repayments of $10.0 million during the six months ended June 30, 2014 for amounts previously advanced under Sabine Biofuels' working capital facility. For the six months ended June 30, 2013, we advanced Sabine Biofuels $13.7 million. Additionally, we received proceeds of $5.8 million from the sale of property and equipment for the six months ended June 30, 2013. Also for the six months ended June 30, 2014 and 2013, we invested $498.1 million and $399.2 million, respectively, in marketable securities and received proceeds of $543.6 million and $398.8 million, respectively, from the sale or maturity of marketable securities.

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

El Dorado Refinery
Capital projects at the El Dorado Refinery include naphtha fractionation, an additional hydrogen plant and a Low-Nox addition to the FCC unit flue gas scrubber. They also include the installation of an FCC gasoline hydrotreater in order to meet Tier 3 gasoline requirements. Continuing project work is planned to include upgrades to the FCC unit to improve liquid yield, upgrades to the crude unit desalter and a new tail gas treatment unit to reduce air emissions in compliance with the El Dorado Refinery's existing EPA consent decree.

Tulsa Refineries
Capital spending for the Tulsa Refineries in 2014 includes previously approved capital appropriations for a gasoline-blending system and numerous infrastructure upgrades, including a project to improve FCC yields. Spending on maintenance capital items and general improvements continues at an elevated level at the Tulsa Refineries due to lower maintenance capital expenditures made prior to HollyFrontier's purchase of the facilities.

Navajo Refinery
The Navajo Refinery capital spending in 2014 will be principally directed toward previously approved capital appropriations as well as maintenance capital spending. Included among previously approved capital projects is a $25.0 million upgrade to the Navajo Refinery's waste water treatment system.

Cheyenne Refinery
We are continuing with our previously approved plan to install a new hydrogen plant at the Cheyenne Refinery. The hydrogen plant, along with a now-completed naphtha fractionation project, is anticipated to allow us to reduce benzene content in Cheyenne gasoline production, while at the same time improving the refinery's overall liquid yields and light oils production. Previously appropriated projects still underway at Cheyenne include wastewater treatment plant improvements, a flu gas scrubber for the FCC unit to reduce air emissions and a redundant tail gas unit associated with the sulfur recovery process.

Woods Cross Refinery
Engineering and construction continue on our previously announced expansion project to increase planned processing capacity to 45,000 BPSD, at a cost currently expected to range between $350.0 million and $400.0 million. On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. On March 25, 2014, the administrative law judge (“ALJ”) issued a recommendation to the Executive Director of the Utah Department of Environmental Quality (the “DEQ”) recommending that the motion to stay the Approval Order be denied. On May 8, 2014, the Executive Director of the DEQ issued an order approving the ALJ's recommendation and denying the motion to stay the Approval Order. The environmental groups did not file an appeal of this denial. A final decision on the merits of the appeal will be made after briefing is completed. The expansion is expected to be completed in the fourth quarter of 2015. This project work includes a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. Long lead equipment has been ordered and detailed engineering is substantially complete. The expansion, and expected completion timeline and cost, are subject to the Woods Cross refinery successfully obtaining the Approval Order.

Regulatory compliance items or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements, including those related to Federal Tier 3 gasoline standards.

Table of Content

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

UNEV is proceeding with a project to enhance its product terminal in Las Vegas, Nevada. HEP expects that the project will cost approximately $13.0 million with construction expected to be completed no later than the third quarter of 2014.

Cash Flows – Financing Activities

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net cash flows used for financing activities were $349.1 million for the six months ended June 30, 2014 compared to $678.7 million for the six months ended June 30, 2013, a decrease of $329.6 million. During the six months ended June 30, 2014, we purchased $20.1 million in common stock, paid $323.1 million in dividends and recognized $3.8 million excess tax benefits on our equity-based compensation. Additionally, we sold inventories to third parties with the obligation to repurchase later at contractually fixed prices. Proceeds of $6.0 million received under these transactions are presented as a financing source of cash and are presented in our consolidated balance sheets as an accrued liability at June 30, 2014. Also during this period, HEP received $477.1 million and repaid $297.1 million under the HEP Credit Agreement, paid $156.2 million upon the redemption of HEP's 8.25% senior notes, paid distributions of $38.5 million to noncontrolling interests and purchased $0.4 million in HEP common units for recipients of its incentive grants. During the six months ended June 30, 2013, we received $73.4 million from the sale of HEP common units, purchased $159.4 million in common stock, paid $264.9 million in dividends, paid $301.0 million upon the redemption of our 9.875% senior notes and recognized $1.0 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $154.5 million and repaid $220.5 million under the HEP Credit Agreement, paid distributions of $34.6 million to noncontrolling interests, purchased $2.9 million in HEP common units in the open market for recipients of its incentive grants and received proceeds of $73.4 million upon its March 2013 common unit offering.

Contractual Obligations and Commitments

HollyFrontier Corporation
There were no significant changes to our contractual obligations during the six months ended June 30, 2014.

HEP
During the six months ended June 30, 2014, HEP received net borrowings of $180.0 million resulting in $543.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2014.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of June 30, 2014, there have been no impairments to goodwill.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update (ASU 2014-09, “Revenue from Contracts with Customers”) was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard is effective January 1, 2017, and we are evaluating the impact of this standard.

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

Table of Content

As of June 30, 2014, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Natural gas price swap - long	67,200,000	9,600,000	19,200,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	33,600,000	4,800,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI price swap - long	18,456,000	14,076,000	4,380,000	—	—	Barrels
Ultra-low sulfur diesel price swap - short	11,832,000	7,452,000	4,380,000	—	—	Barrels
Sub octane gasoline price swap - short	6,624,000	6,624,000	—	—	—	Barrels
WCS price swap - long	3,220,000	3,220,000	—	—	—	Barrels
NYMEX futures (WTI) - short	2,935,000	2,935,000	—	—	—	Barrels
Forward sales - diesel and gasoline	100,000	100,000	—	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2014	2013
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$57,168	$22,839

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2014, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of June 30, 2014, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of June 30, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of June 30, 2014 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$150,000	$159,187	$3,202
HEP Senior Notes	$300,000	$320,250	$7,959

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2014, outstanding borrowings under the HEP Credit Agreement were $543.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 2.87%. For the remaining unhedged Credit Agreement borrowings of $238.0 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

Table of Content

At June 30, 2014, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to HollyFrontier stockholders	$176,429	$256,981	$328,490	$590,650
Add income tax provision	101,332	152,043	188,946	338,137
Add interest expense (1)	10,136	41,903	30,160	63,223
Subtract interest income	(1,184)	(778)	(2,589)	(2,309)
Add depreciation and amortization	101,390	70,492	181,938	142,254
EBITDA	$388,103	$520,641	$726,945	$1,131,955

(1) Includes loss on early extinguishment of debt of $7.7 million for the six months ended June 30, 2014, and $22.1 million for the three and six months ended June 30, 2013.

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

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$118.53	$117.51	$116.13	$116.77
Times sales of produced refined products (BPD)	458,670	397,960	440,970	392,070
Times number of days in period	91	91	181	181
Produced refined product sales	$4,947,320	$4,255,549	$9,268,982	$8,286,545

Total produced refined products sales	$4,947,320	$4,255,549	$9,268,982	$8,286,545
Add refined product sales from purchased products and rounding (1)	203,724	656,271	473,338	1,065,978
Total refined product sales	5,151,044	4,911,820	9,742,320	9,352,523
Add direct sales of excess crude oil (2)	170,634	322,524	336,041	558,774
Add other refining segment revenue (3)	40,236	52,537	58,633	68,010
Total refining segment revenue	5,361,914	5,286,881	10,136,994	9,979,307
Add HEP segment sales and other revenues	75,024	75,121	162,036	151,605
Add corporate and other revenues	506	234	1,621	797
Subtract consolidations and eliminations	(64,844)	(63,388)	(136,998)	(125,072)
Sales and other revenues	$5,372,600	$5,298,848	$10,163,653	$10,006,637

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$103.99	$97.23	$101.50	$95.00
Times sales of produced refined products (BPD)	458,670	397,960	440,970	392,070
Times number of days in period	91	91	181	181
Cost of products for produced products sold	$4,340,435	$3,521,122	$8,101,280	$6,741,644

Total cost of products for produced products sold	$4,340,435	$3,521,122	$8,101,280	$6,741,644
Add refined product costs from purchased products and rounding(1)	204,924	645,797	473,160	1,039,837
Total cost of refined products sold	4,545,359	4,166,919	8,574,440	7,781,481
Add crude oil cost of direct sales of excess crude oil (2)	163,831	319,653	330,114	545,921
Add other refining segment cost of products sold (4)	29,398	32,539	43,756	44,878
Total refining segment cost of products sold	4,738,588	4,519,111	8,948,310	8,372,280
Subtract consolidations and eliminations	(63,742)	(62,303)	(134,844)	(122,937)
Costs of products sold (exclusive of depreciation and amortization)	$4,674,846	$4,456,808	$8,813,466	$8,249,343

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.69	$6.09	$5.97	$6.38
Times sales of produced refined products (BPD)	458,670	397,960	440,970	392,070
Times number of days in period	91	91	181	181
Refinery operating expenses for produced products sold	$237,495	$220,545	$476,499	$452,755

Total refinery operating expenses for produced products sold	$237,495	$220,545	$476,499	$452,755
Add refining segment pension settlement costs	—	23,773	—	23,773
Add other refining segment operating expenses and rounding (5)	9,777	11,232	21,381	18,907
Total refining segment operating expenses	247,272	255,550	497,880	495,435
Add HEP segment operating expenses	24,567	22,010	47,379	48,039
Add corporate and other costs	179	343	1,047	(138)
Subtract consolidations and eliminations	(364)	(361)	(686)	(695)
Operating expenses (exclusive of depreciation and amortization)	$271,654	$277,542	$545,620	$542,641

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$8.85	$14.19	$8.66	$15.39
Add average refinery operating expenses per produced barrel	5.69	6.09	5.97	6.38
Refinery gross margin per barrel	14.54	20.28	14.63	21.77
Add average cost of products per produced barrel sold	103.99	97.23	101.50	95.00
Average sales price per produced barrel sold	$118.53	$117.51	$116.13	$116.77
Times sales of produced refined products (BPD)	458,670	397,960	440,970	392,070
Times number of days in period	91	91	181	181
Produced refined products sales	$4,947,320	$4,255,549	$9,268,982	$8,286,545

Total produced refined products sales	$4,947,320	$4,255,549	$9,268,982	$8,286,545
Add refined product sales from purchased products and rounding (1)	203,724	656,271	473,338	1,065,978
Total refined product sales	5,151,044	4,911,820	9,742,320	9,352,523
Add direct sales of excess crude oil (2)	170,634	322,524	336,041	558,774
Add other refining segment revenue (3)	40,236	52,537	58,633	68,010
Total refining segment revenue	5,361,914	5,286,881	10,136,994	9,979,307
Add HEP segment sales and other revenues	75,024	75,121	162,036	151,605
Add corporate and other revenues	506	234	1,621	797
Subtract consolidations and eliminations	(64,844)	(63,388)	(136,998)	(125,072)
Sales and other revenues	$5,372,600	$5,298,848	$10,163,653	$10,006,637

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Frontier Refining LLC (“FR”), our wholly-owned subsidiary, has undertaken environmental audits at the Cheyenne Refinery regarding compliance with federal and state environmental requirements. By letters dated October 5, 2012, November 7, 2012, and January 10, 2013, and pursuant to EPA's audit policy to the extent applicable, FR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting requirements, and provisions of a 2009 federal consent decree. By letters dated October 31, 2012, February 6, 2013, June 21, 2013, July 9, 2013 and July 25, 2013, and pursuant to applicable Wyoming audit statutes, FR submitted environmental audit reports to the Wyoming Department of Environmental Quality (“WDEQ”) voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery's state air permit and other environmental regulatory requirements. Additional self-disclosures and follow-up correspondence are anticipated as the audit activities are completed. No further action has been taken by either agency at this time. The Cheyenne Refinery also has one outstanding Notice of Violations issued in 2013 that is subject to ongoing settlement negotiations with the WDEQ. The Notices of Violations issued in 2010 and 2011 have been settled. Additional air and other environmental audits for the Cheyenne Refinery are scheduled for 2014.

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

On July 2, 2014, Holly Refining & Marketing Company - Woods Cross LLC (“Woods Cross”), our wholly-owned subsidiary, received a letter issued by the U.S. EPA Region 8 dated June 26, 2014 describing certain instances where Woods Cross appeared to be in non-compliance with the refinery's 2008 Consent Decree and calculating proposed stipulated penalties in accordance with that decree. The letter requested information and documentation setting forth Woods Cross's position on the EPA's assessment and further requested that Woods Cross provide reasons why the EPA's assessment may be incorrect. Woods Cross evaluated the EPA letter and submitted a response on July 29, 2014, explaining that many of the instances of apparent noncompliance are unwarranted and for those no penalty should be assessed. There has been no response from the EPA.

In correspondence dated December 26, 2013, the Oklahoma Department of Environmental Quality (“ODEQ”) notified Holly Refining & Marketing - Tulsa LLC (“HRMT”), our wholly-owned subsidiary, of allegations of noncompliance with certain regulations, permit conditions and consent decree provisions at the Tulsa refinery. HRMT provided further information requested by ODEQ, and on July 29, 2014, the parties participated in a follow-up meeting where the ODEQ informed HRMT that it intended to seek penalties for allegations of failure to meet various permit or consent decree requirements, including failure to timely install monitoring equipment on a flare. HRMT plans to contest the allegations and proposed penalty.

Table of Content

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2014	105,000	$49.56	—	$311,571,488
May 2014	30,000	$51.76	—	$311,571,488
June 2014	100,000	$45.08	—	$311,571,488
Total for April to June 2014	235,000		—

(1) Shares repurchased in the second quarter of 2014 were not purchased under our approved general stock repurchase program, but rather pursuant to separate authority from our Board of Directors to repurchase shares to offset shares issued under our compensation programs. These repurchases were made in the open market.

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

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 6, 2014	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2014	/s/ J. W. Gann, Jr.
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

10.1
Senior Unsecured 5-Year Revolving Credit Agreement, dated July 1, 2014, among HollyFrontier Corporation, as borrower, Union Bank, N.A., as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

10.2
Subsidiary Guarantee, dated July 1, 2014, by certain subsidiaries of HollyFrontier Corporation in favor of Union Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

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

101+
The following financial information from HollyFrontier Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.