Form 10-Q
period 2014-09-30
HollyFrontier Corp
filed 2014-11-05
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
195,735,991 shares of Common Stock, par value $.01 per share, were outstanding on October 31, 2014.

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

“WTS” means West Texas Sour, a medium sour crude oil.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $1,667 and $6,352, respectively)	$856,026	$940,103
Marketable securities	623,480	725,160
Total cash, cash equivalents and short-term marketable securities	1,479,506	1,665,263
Accounts receivable: Product and transportation (HEP: $35,972 and $34,736, respectively)	627,846	665,098
Crude oil resales	62,405	43,704
	690,251	708,802
Inventories: Crude oil and refined products	1,491,318	1,241,448
Materials, supplies and other (HEP: $1,793 and $1,591, respectively)	88,147	112,799
	1,579,465	1,354,247
Income taxes receivable	32,888	109,376
Prepayments and other (HEP: $2,626 and $2,283, respectively)	111,623	58,756
Total current assets	3,893,733	3,896,444

Properties, plants and equipment, at cost (HEP: $1,252,071 and $1,199,594, respectively)	4,680,470	4,343,857
Less accumulated depreciation (HEP: $(235,848) and $(194,619), respectively)	(1,120,205)	(949,261)
	3,560,265	3,394,596
Other assets: Turnaround costs	217,796	258,436
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,781	2,331,922
Intangibles and other (HEP: $71,508 and $74,979, respectively)	178,195	175,341
	2,727,772	2,765,699
Total assets	$10,181,770	$10,056,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $15,084 and $22,898, respectively)	$1,441,115	$1,325,376
Accrued liabilities (HEP: $25,426 and $28,668, respectively)	122,933	125,115
Deferred income tax liabilities	222,701	223,999
Total current liabilities	1,786,749	1,674,490

Long-term debt (HEP: $851,416 and $807,630, respectively)	1,039,396	997,519
Deferred income taxes (HEP: $5,311 and $5,287, respectively)	659,666	616,842
Other long-term liabilities (HEP: $39,446 and $35,918, respectively)	135,111	158,490

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of September 30, 2014 and December 31, 2013	2,560	2,560
Additional capital	4,011,375	3,990,630
Retained earnings	3,162,173	3,144,480
Accumulated other comprehensive income	70,011	822
Common stock held in treasury, at cost – 59,764,477 and 57,132,515 shares as of September 30, 2014 and December 31, 2013, respectively	(1,271,962)	(1,138,872)
Total HollyFrontier stockholders’ equity	5,974,157	5,999,620
Noncontrolling interest	586,691	609,778
Total equity	6,560,848	6,609,398
Total liabilities and equity	$10,181,770	$10,056,739

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2014 and December 31, 2013. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales and other revenues	$5,317,555	$5,327,122	$15,481,208	$15,333,759
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,625,893	4,809,990	13,439,359	13,059,333
Operating expenses (exclusive of depreciation and amortization)	280,957	256,318	826,577	798,959
General and administrative expenses (exclusive of depreciation and amortization)	27,149	28,937	82,437	92,135
Depreciation and amortization	80,945	82,127	262,883	224,381
Total operating costs and expenses	5,014,944	5,177,372	14,611,256	14,174,808
Income from operations	302,611	149,750	869,952	1,158,951
Other income (expense):
Earnings (loss) of equity method investments	(1,247)	159	(2,956)	(871)
Interest income	1,004	1,482	3,593	3,791
Interest expense	(11,038)	(13,954)	(33,521)	(55,068)
Loss on early extinguishment of debt	—	—	(7,677)	(22,109)
Loss on sale of assets	(556)	—	(556)	—
	(11,837)	(12,313)	(41,117)	(74,257)
Income before income taxes	290,774	137,437	828,835	1,084,694
Income tax provision:
Current	91,867	(10,454)	294,331	339,612
Deferred	11,349	58,982	(2,169)	47,053
	103,216	48,528	292,162	386,665
Net income	187,558	88,909	536,673	698,029
Less net income attributable to noncontrolling interest	12,552	6,619	33,177	25,089
Net income attributable to HollyFrontier stockholders	$175,006	$82,290	$503,496	$672,940
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.88	$0.41	$2.54	$3.33
Diluted	$0.88	$0.41	$2.53	$3.33
Cash dividends declared per common share	$0.82	$0.80	$2.44	$2.40
Average number of common shares outstanding:
Basic	197,261	199,098	197,895	201,109
Diluted	197,535	199,509	198,096	201,486

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$187,558	$88,909	$536,673	$698,029
Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	(153)	44	(116)	18
Reclassification adjustments to net income on sale or maturity of marketable securities	(12)	(10)	(13)	(13)
Net unrealized gain (loss) on marketable securities	(165)	34	(129)	5
Hedging instruments:
Change in fair value of cash flow hedging instruments	5,133	25,423	143,857	42,739
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(13,844)	(21,478)	(31,710)	153
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270	810	1,479
Net unrealized gain (loss) on hedging instruments	(8,441)	4,215	112,957	44,371
Pension and other post-retirement benefit obligations:
Pension plan loss reclassified to net income	—	—	—	28,986
Loss on post-retirement healthcare plan	—	—	(89)	—
Post-retirement healthcare plan loss reclassified to net income	—	—	—	1,726
Retirement restoration plan loss reclassified to net income	422	—	422	—
Net change in pension and other post-retirement benefit obligations	422	—	333	30,712
Other comprehensive income (loss) before income taxes	(8,184)	4,249	113,161	75,088
Income tax expense (benefit)	(3,428)	1,946	43,694	28,421
Other comprehensive income (loss)	(4,756)	2,303	69,467	46,667
Total comprehensive income	182,802	91,212	606,140	744,696
Less noncontrolling interest in comprehensive income	13,225	5,954	33,455	27,156
Comprehensive income attributable to HollyFrontier stockholders	$169,577	$85,258	$572,685	$717,540

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$536,673	$698,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,883	224,381
Net loss of equity method investments, inclusive of distributions	5,268	3,184
Loss on early extinguishment of debt attributable to unamortized discount	1,489	7,948
Loss on sale of assets	556	—
Deferred income taxes	(2,169)	47,053
Equity-based compensation expense	20,728	25,239
Change in fair value – derivative instruments	(12,199)	(39,745)
(Increase) decrease in current assets:
Accounts receivable	8,530	(110,402)
Inventories	(225,698)	(228,541)
Income taxes receivable	76,488	670
Prepayments and other	24,719	18,983
Increase (decrease) in current liabilities:
Accounts payable	109,912	298,916
Accrued liabilities	27,327	(7,888)
Turnaround expenditures	(32,236)	(170,468)
Other, net	3,662	34,804
Net cash provided by operating activities	805,933	802,163

Cash flows from investing activities:
Additions to properties, plants and equipment	(307,476)	(255,090)
Additions to properties, plants and equipment – HEP	(61,657)	(31,099)
Proceeds from sale of assets	14,711	5,802
Acquisition of trucking operations	—	(11,301)
Investment in Sabine Biofuels	(5,000)	(3,000)
Net repayment from (advances to) Sabine Biofuels	10,021	(11,040)
Purchases of marketable securities	(762,224)	(672,701)
Sales and maturities of marketable securities	863,769	646,301
Net cash used for investing activities	(247,856)	(332,128)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	538,600	256,500
Repayments under credit agreement – HEP	(346,600)	(312,500)
Redemption of senior notes	—	(300,973)
Redemption of senior notes – HEP	(156,188)	—
Proceeds from sale of HEP common units	—	73,444
Proceeds from common unit offerings - HEP	—	73,444
Purchase of treasury stock	(133,150)	(184,947)
Dividends	(485,766)	(485,411)
Distributions to noncontrolling interest	(58,473)	(52,835)
Excess tax benefit from equity-based compensation	4,482	2,739
Purchase of units for incentive grants – HEP	(1,064)	(3,379)
Deferred financing costs and other	(3,995)	668
Net cash used for financing activities	(642,154)	(933,250)

Cash and cash equivalents:
Decrease for the period	(84,077)	(463,215)
Beginning of period	940,103	1,757,699
End of period	$856,026	$1,294,484

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45,672	$67,822
Income taxes	$222,488	$336,588

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of September 30, 2014, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2014, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and consolidated cash flows for the nine months ended September 30, 2014 and 2013 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 that has been filed with the SEC.

Our results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2014.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.4 million at September 30, 2014 and December 31, 2013.

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

Goodwill: We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment.

We performed our annual goodwill impairment testing as of July 1, 2014, which entailed an assessment of our reporting unit fair values relative to their respective carrying values that were derived using a combination of both income and market approaches. Our income approach utilizes the discounted future expected cash flows and has an 80% weighting. Our market approach, which includes both the guideline public company and guideline transaction methods each having a 10% weighting, utilizes pricing multiples derived from historical market transactions of other like-kind assets. Our discounted cash flows reflect estimates of future cash flows based on both historical and forward crack-spreads, forecasted production levels, operating costs and capital expenditures. Our goodwill is allocated by reporting unit as follows: El Dorado, $1.7 billion; Cheyenne, $0.3 billion; and HEP, $0.3 billion. Based on our testing as of July 1, 2014, the fair value of our Cheyenne reporting unit exceeded its carrying cost by slightly less than 20%, and the fair value of our El Dorado and HEP reporting units exceeded their respective carrying values by a much larger percentage. As of September 30, 2014, there have been no impairments to goodwill.

Historically, the refining industry has experienced significant fluctuations in operating results over an extended business cycle including changes in prices of crude oil and refined products, changes in operating costs including natural gas and higher costs of complying with government regulations. It is reasonably possible that at some future downturn in refining operations that the goodwill related to our Cheyenne Refinery will be determined to be impaired.

During the third quarter of 2014, we recorded an insignificant reduction to goodwill due to the sale of certain business assets.

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

As of September 30, 2014, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance. We are the primary beneficiary of HEP's earnings and cash flows and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 84% of HEP’s total revenues for the nine months ended September 30, 2014. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2014, these agreements result in minimum annualized payments to HEP of $236.2 million.

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

Sabine Biofuels

We have a 50% ownership interest in Sabine Biofuels, an unconsolidated VIE. This investment, accounted for using the equity method of accounting, had a carrying amount of $8.4 million at September 30, 2014 and is classified as a noncurrent asset under “Intangibles and other” in our consolidated balance sheets.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and estimated fair values of our investments in marketable securities, derivative instruments and senior notes at September 30, 2014 and December 31, 2013 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2014
Assets:
Marketable securities	$623,480	$623,480	$—	$623,480	$—
NYMEX futures contracts	1,848	1,848	1,848	—	—
Commodity price swaps	132,610	132,610	—	15,389	117,221
HEP interest rate swaps	1,545	1,545	—	1,545	—
Total assets	$759,483	$759,483	$1,848	$640,414	$117,221

Liabilities:
Commodity price swaps	$59,800	$59,800	$—	$58,489	$1,311
HollyFrontier senior notes	154,377	155,250	—	155,250	—
HEP senior notes	296,416	309,000	—	309,000	—
HEP interest rate swaps	1,231	1,231	—	1,231	—
Total liabilities	$511,824	$525,281	$—	$523,970	$1,311

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2013
Assets:
Marketable securities	$725,160	$725,160	$—	$725,160	$—
Commodity price swaps	43,284	43,284	—	36,312	6,972
HEP interest rate swaps	1,670	1,670	—	1,670	—
Total assets	$770,114	$770,114	$—	$763,142	$6,972

Liabilities:
NYMEX futures contracts	$3,569	$3,569	$3,569	$—	$—
Commodity price swaps	83,349	83,349	—	41,059	42,290
HollyFrontier senior notes	155,054	161,250	—	161,250	—
HEP senior notes	444,630	471,750	—	471,750	—
HEP interest rate swaps	1,814	1,814	—	1,814	—
Total liabilities	$688,416	$721,732	$3,569	$675,873	$42,290

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Level 3 Financial Instruments
We have commodity price swap contracts that relate to forecasted sales of diesel and unleaded gasoline and forecasted purchases of WCS and WTS for which quoted forward market prices are not readily available. The forward rate used to value these price swaps is derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing and grade differentials, a Level 3 input.

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
Level 3 Financial Instruments	2014	2013	2014	2013
	(In thousands)
Asset (liability) balance at beginning of period	$(75,637)	$37,126	$(35,318)	$(33,658)
Change in fair value:
Recognized in other comprehensive income	178,511	(9,956)	65,816	(8,542)
Recognized in cost of products sold	11,085	(17,194)	12,970	30,027
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	6,202	10,138	80,476	25,454
Recognized in cost of products sold	(4,251)	(8,460)	(8,034)	(1,627)
Asset balance at end of period	$115,910	$11,654	$115,910	$11,654

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of $11.6 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$175,006	$82,290	$503,496	$672,940
Participating securities' share in earnings	471	285	1,416	2,447
Net income attributable to common shares	$174,535	$82,005	$502,080	$670,493
Average number of shares of common stock outstanding	197,261	199,098	197,895	201,109
Effect of dilutive variable restricted shares and performance share units (1)	274	411	201	377
Average number of shares of common stock outstanding assuming dilution	197,535	199,509	198,096	201,486
Basic earnings per share	$0.88	$0.41	$2.54	$3.33
Diluted earnings per share	$0.88	$0.41	$2.53	$3.33
(1) Excludes anti-dilutive restricted and performance share units of:	195	251	214	1

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 5:	Stock-Based Compensation

As of September 30, 2014, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $6.0 million and $7.3 million for the three months ended September 30, 2014 and 2013, respectively, and $18.2 million and $22.6 million for the nine months ended September 30, 2014 and 2013, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.8 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the nine months ended September 30, 2014 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2014 (non-vested)	737,562	$39.54
Granted	73,395	48.20
Vesting (transfer/conversion to common stock)	(103,586)	33.71
Forfeited	(73,940)	42.23
Outstanding at September 30, 2014 (non-vested)	633,431	$41.18	$27,668

For the nine months ended September 30, 2014, 103,586 restricted stock and restricted stock units vested having a grant date fair value of $3.5 million. As of September 30, 2014, there was $9.4 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to both a “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to an equally-weighted peer group of independent refining companies, while market performance is based on total shareholder return achieved by HollyFrontier stockholders compared with the average shareholder return achieved by shareholders of peer group companies. The number of shares ultimately issued under these awards can range from zero to 200%. As of September 30, 2014, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 70% of the initial target award.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of performance share unit activity and changes during the nine months ended September 30, 2014 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2014 (non-vested)	983,610
Granted	26,493
Vesting and transfer of ownership to recipients	(181,290)
Forfeited	(109,517)
Outstanding at September 30, 2014 (non-vested)	719,296

For the nine months ended September 30, 2014, we issued 172,231 shares of our common stock, representing a 95% payout on vested performance shares units having a grant date fair value of $5.9 million. Based on the weighted-average grant date fair value of $40.55 per share, there was $13.9 million of total unrecognized compensation cost related to non-vested performance share units as of September 30, 2014. That cost is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at September 30, 2014 consisted of cash, cash equivalents and investments in marketable securities.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

in other comprehensive income. Unrealized gains and losses on our available-for-sale securities are due to changes in market prices and are considered temporary.

The following is a summary of our marketable securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
September 30, 2014
Certificates of deposit	$96,403	$14	$(5)	$96,412
Commercial paper	76,331	16	—	76,347
Corporate debt securities	147,039	10	(50)	146,999
State and political subdivisions debt securities	303,824	14	(116)	303,722
Total marketable securities	$623,597	$54	$(171)	$623,480

December 31, 2013
Certificates of deposit	$74,802	$21	$(1)	$74,822
Commercial paper	78,216	28	—	78,244
Corporate debt securities	96,889	6	(44)	96,851
State and political subdivisions debt securities	475,235	49	(41)	475,243
Total marketable securities	$725,142	$104	$(86)	$725,160

Interest income recognized on our marketable securities was $0.5 million for both the three months ended September 30, 2014 and 2013, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 7:	Inventories

Inventory consists of the following components:

	September 30, 2014	December 31, 2013
	(In thousands)
Crude oil	$615,245	$567,281
Other raw materials and unfinished products(1)	183,395	154,534
Finished products(2)	692,678	519,633
Process chemicals(3)	3,858	3,504
Repair and maintenance supplies and other	84,289	109,295
Total inventory	$1,579,465	$1,354,247

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

NOTE 8:	Environmental

We expensed zero and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $1.9 million, for the nine months ended September 30, 2014 and 2013, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $81.0 million and $87.8 million at September 30, 2014 and December 31, 2013, respectively, of which $67.5 million and $73.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

NOTE 9:	Debt

HollyFrontier Credit Agreement
On July 1, 2014, we entered into a new $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time. We contemporaneously terminated our previous $1 billion senior secured revolving credit agreement. The HollyFrontier Credit Agreement is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At September 30, 2014, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.7 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $650 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At September 30, 2014, HEP was in compliance with all of its covenants, had outstanding borrowings of $555.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of September 30, 2014, the HollyFrontier Senior Notes were rated investment grade by both Standard & Poor's (BBB-) and Moody's (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
6.875% Senior Notes
Principal	$150,000	$150,000
Unamortized premium	4,377	5,054
	154,377	155,054
Financing Obligation	33,603	34,835

Total HollyFrontier long-term debt	187,980	189,889

HEP Credit Agreement	555,000	363,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,584)	(4,073)
	296,416	295,927
HEP 8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total HEP long-term debt	851,416	807,630

Total long-term debt	$1,039,396	$997,519

We capitalized interest attributable to construction projects of $2.9 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively, and $9.0 million and $9.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended September 30, 2014
Commodity price swaps
Change in fair value	$4,580	Sales and other revenues	$(6,202)	Sales and other revenues	$1,498
Gain reclassified to earnings due to settlements	(14,400)	Cost of products sold	20,776	Cost of products sold	(6,189)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(444)	Operating expenses	(99)
Total	$(9,550)		$14,130		$(4,790)

Three Months Ended September 30, 2013
Commodity price swaps
Change in fair value	$27,049	Sales and other revenues	$(10,138)	Sales and other revenues	$1,949
Gain reclassified to earnings due to settlements	(22,007)	Cost of products sold	32,874	Cost of products sold	(962)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(999)	Operating expenses	259
Total	$5,312		$21,737		$1,246

Nine Months Ended September 30, 2014
Commodity price swaps
Change in fair value	$145,046	Sales and other revenues	$(80,475)	Sales and other revenues	$1,498
Gain reclassified to earnings due to settlements	(33,357)	Cost of products sold	111,217	Cost of products sold	(6,189)
Amortization of discontinued hedge reclassified to earnings	810	Operating expenses	1,805	Operating expenses	(905)
Total	$112,499		$32,547		$(5,596)

Nine Months Ended September 30, 2013
Commodity price swaps
Change in fair value	$41,410	Sales and other revenues	$(25,454)	Sales and other revenues	$2,143
Gain reclassified to earnings due to settlements	(1,396)	Cost of products sold	28,271	Cost of products sold	730
Amortization of discontinued hedge reclassified to earnings	630	Operating expenses	(2,051)	Operating expenses	—
Total	$40,644		$766		$2,873

As of September 30, 2014, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Natural gas - long	31,200,000	2,400,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	11,418,000	7,038,000	4,380,000	—	—	Barrels
Ultra-low sulfur diesel - short	8,106,000	3,726,000	4,380,000	—	—	Barrels
Sub octane gasoline - short	3,312,000	3,312,000	—	—	—	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 31,200,000 MMBTU's to be purchased ratably through 2017. As of September 30, 2014, we have an unrealized loss of $3.5 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

Economic Hedges
We also have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to fix our purchase price on forecasted natural gas purchases and WTI crude oil, and to lock in the spread between WCS and WTI crude oil and WTS and WTI crude oil on forecasted purchases of WCS and WTS, respectively. Also, we have NYMEX futures contracts to lock in prices on forecasted purchases of inventory. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss) Recognized in Income	2014	2013	2014	2013
	(In thousands)
Cost of products sold	$27,773	$(29,515)	$3,367	$5,916
Operating expenses	3	(157)	(185)	(5,458)
Total	$27,776	$(29,672)	$3,182	$458

As of September 30, 2014, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Commodity price swap (WCS spread) - long	1,610,000	1,610,000	—	—	—	Barrels
Commodity price swap (WTS spread) - long	1,825,000	—	1,825,000	—	—	Barrels
Commodity price swap (WTI) - long	365,000	—	365,000	—	—	Barrels
Commodity price swap (natural gas) - long	31,200,000	2,400,000	9,600,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	31,200,000	2,400,000	9,600,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	1,043,000	939,000	104,000	—	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2014, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2014, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended September 30, 2014
Interest rate swaps
Change in fair value	$553
Loss reclassified to earnings due to settlements	556	Interest expense	$(556)
Total	$1,109		$(556)

Three Months Ended September 30, 2013
Interest rate swaps
Change in fair value	$(1,626)
Loss reclassified to earnings due to settlements	529	Interest expense	$(529)
Total	$(1,097)		$(529)

Nine Months Ended September 30, 2014
Interest rate swaps
Change in fair value	$(1,189)
Loss reclassified to earnings due to settlements	1,647	Interest expense	$(1,647)
Total	$458		$(1,647)

Nine Months Ended September 30, 2013
Interest rate swaps
Change in fair value	$1,329
Loss reclassified to earnings due to settlements	1,549
Amortization of discontinued hedge reclassified to earnings	849	Interest expense	$(2,398)
Total	$3,727		$(2,398)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2014
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$104,969	$(31,480)	$73,489	$12,735	$(5,456)	$7,279
Interest rate swap contracts	1,545	—	1,545	1,231	—	1,231
	$106,514	$(31,480)	$75,034	$13,966	$(5,456)	$8,510

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$14,325	$(3,961)	$10,364	$11,624	$(7,860)	$3,764
NYMEX futures contracts	1,848	—	1,848	—	—	—
	$16,173	$(3,961)	$12,212	$11,624	$(7,860)	$3,764

Total net balance			$87,246			$12,274

Balance sheet classification:	Prepayment and other		$84,559
	Intangibles and other		2,687	Other long-term liabilities		$12,274
			$87,246			$12,274

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$63,561	$(23,679)	$39,882
Interest rate swap contracts	1,670	—	1,670	1,814	—	1,814
	$1,670	$—	$1,670	$65,375	$(23,679)	$41,696

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$6,972	$—	$6,972	$19,766	$(12,611)	$7,155
NYMEX futures contracts	—	—	—	3,569	—	3,569
	$6,972	$—	$6,972	$23,335	$(12,611)	$10,724

Total net balance			$8,642			$52,420

Balance sheet classification:	Prepayment and other		$6,972	Accrued liabilities		$26,843
	Intangibles and other		1,670	Other long-term liabilities		25,577
			$8,642			$52,420

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At September 30, 2014, we had a pre-tax net unrealized gain of $68.4 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of $76.7 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the nine months ended September 30, 2014 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$5,999,620	$609,778	$6,609,398
Net income	503,496	33,177	536,673
Dividends	(485,803)	—	(485,803)
Distributions to noncontrolling interest holders	—	(58,473)	(58,473)
Other comprehensive income, net of tax	69,189	278	69,467
Equity-based compensation	18,235	2,493	20,728
Excess tax benefit attributable to equity-based compensation	4,482	—	4,482
Purchase of treasury stock (1)	(135,062)	—	(135,062)
Purchase of HEP units for restricted grants	—	(1,064)	(1,064)
Other	—	502	502
Balance at September 30, 2014	$5,974,157	$586,691	$6,560,848

(1)	Includes 92,048 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In September 2014, our Board of Directors approved a $500 million share repurchase program, which replaced the existing stock repurchase program, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2014, we had remaining authorization to repurchase up to $467.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2014
Net unrealized loss on marketable securities	$(165)	$(64)	$(101)
Net unrealized loss on hedging instruments	(8,441)	(3,527)	(4,914)
Net change in post-retirement benefit obligations	422	163	259
Other comprehensive loss	(8,184)	(3,428)	(4,756)
Less other comprehensive income attributable to noncontrolling interest	673	—	673
Other comprehensive loss attributable to HollyFrontier stockholders	$(8,857)	$(3,428)	$(5,429)

Three Months Ended September 30, 2013
Net unrealized gain on marketable securities	$34	$13	$21
Net unrealized gain on hedging instruments	4,215	1,933	2,282
Other comprehensive income	4,249	1,946	2,303
Less other comprehensive loss attributable to noncontrolling interest	(665)	—	(665)
Other comprehensive income attributable to HollyFrontier stockholders	$4,914	$1,946	$2,968

Nine Months Ended September 30, 2014
Net unrealized loss on marketable securities	$(129)	$(50)	$(79)
Net unrealized gain on hedging instruments	112,957	43,616	69,341
Net change in post-retirement benefit obligations	333	128	205
Other comprehensive income	113,161	43,694	69,467
Less other comprehensive income attributable to noncontrolling interest	278	—	278
Other comprehensive income attributable to HollyFrontier stockholders	$112,883	$43,694	$69,189

Nine Months Ended September 30, 2013
Net unrealized gain on marketable securities	$5	$2	$3
Net unrealized gain on hedging instruments	44,371	16,473	27,898
Net change in pension and other post-retirement benefit obligations	30,712	11,946	18,766
Other comprehensive income	75,088	28,421	46,667
Less other comprehensive income attributable to noncontrolling interest	2,068	—	2,068
Other comprehensive income attributable to HollyFrontier stockholders	$73,020	$28,421	$44,599

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended September 30,
	2014	2013

Marketable securities	$12	$10	Interest income
	5	4	Income tax expense
	7	6	Net of tax

Hedging instruments:
Commodity price swaps	(6,202)	(10,138)	Sales and other revenues
	20,776	32,874	Cost of products sold
	(444)	(999)	Operating expenses
Interest rate swaps	(556)	(529)	Interest expense
	13,574	21,208
	5,384	8,375	Income tax expense
	8,190	12,833	Net of tax
	337	321	Noncontrolling interest
	8,527	13,154	Net of tax and noncontrolling interest

Retirement restoration plan	(422)	—	General and administrative expenses
	(163)	—	Income tax benefit
	(259)	—	Net of tax

Total reclassifications for the period	$8,275	$13,160

	Nine Months Ended September 30,
	2014	2013

Marketable securities	$13	$13	Interest income
	5	5	Income tax expense
	8	8	Net of tax

Hedging instruments:
Commodity price swaps	(80,475)	(25,454)	Sales and other revenues
	111,217	28,271	Cost of products sold
	1,805	(2,051)	Operating expenses
Interest rate swaps	(1,647)	(2,398)	Interest expense
	30,900	(1,632)
	12,345	(69)	Income tax expense (benefit)
	18,555	(1,563)	Net of tax
	998	1,453	Noncontrolling interest
	19,553	(110)	Net of tax and noncontrolling interest

Pension and other post-retirement benefit obligations:
Pension obligation	—	(2,460)	Cost of products sold
	—	(23,260)	Operating expenses
	—	(3,266)	General and administrative expenses
	—	(28,986)
	—	(11,275)	Income tax benefit
	—	(17,711)	Net of tax

Post-retirement healthcare obligation	—	(84)	Cost of products sold
	—	(1,549)	Operating expenses
	—	(93)	General and administrative expenses
	—	(1,726)
	—	(671)	Income tax benefit
	—	(1,055)	Net of tax

Retirement restoration plan	(422)	—	General and administrative expenses
	(163)	—	Income tax benefit
	(259)	—	Net of tax

Total reclassifications for the period	$19,302	$(18,868)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	September 30, 2014	December 31, 2013
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$27,896	$27,691
Unrealized gain (loss) on marketable securities	(69)	10
Unrealized gain (loss) on hedging instruments, net of noncontrolling interest	42,184	(26,879)
Accumulated other comprehensive income	$70,011	$822

NOTE 13:	Post-retirement Plans

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Service cost – benefit earned during the period	$224	$278	$672	$834
Interest cost on projected benefit obligations	159	159	478	477
Amortization of prior service credit	(1,074)	(1,474)	(3,222)	(4,422)
Amortization of net loss	—	31	—	93
Loss on settlement	—	—	—	1,726
Net periodic post-retirement credit	$(691)	$(1,006)	$(2,072)	$(1,292)

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

Additionally, we have a program that provides certain transition benefit payments to certain employees that participated in the defined benefit plan that was terminated. The program extends through 2014 and provides payments after year-end provided the employee is employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs under this program were $2.6 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively, and $8.1 million and $8.5 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2014
Sales and other revenues	$5,303,053	$82,141	$181	$(67,820)	$5,317,555
Depreciation and amortization	$63,109	$15,078	$2,965	$(207)	$80,945
Income (loss) from operations	$292,132	$39,341	$(28,313)	$(549)	$302,611
Capital expenditures	$98,115	$22,875	$3,374	$—	$124,364

Three Months Ended September 30, 2013
Sales and other revenues	$5,314,954	$77,625	$257	$(65,714)	$5,327,122
Depreciation and amortization	$61,553	$19,042	$1,739	$(207)	$82,127
Income (loss) from operations	$144,508	$34,481	$(28,701)	$(538)	$149,750
Capital expenditures	$92,918	$14,238	$8,230	$—	$115,386

Nine Months Ended September 30, 2014
Sales and other revenues	$15,440,047	$244,177	$1,802	$(204,818)	$15,481,208
Depreciation and amortization	$210,490	$45,739	$7,275	$(621)	$262,883
Income (loss) from operations	$835,555	$117,670	$(81,670)	$(1,603)	$869,952
Capital expenditures	$290,392	$61,657	$17,084	$—	$369,133

Nine Months Ended September 30, 2013
Sales and other revenues	$15,294,261	$229,230	$1,054	$(190,786)	$15,333,759
Depreciation and amortization	$172,166	$48,410	$4,426	$(621)	$224,381
Income (loss) from operations	$1,145,487	$102,347	$(87,319)	$(1,564)	$1,158,951
Capital expenditures	$231,416	$31,099	$23,674	$—	$286,189

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
September 30, 2014
Cash, cash equivalents and total investments in marketable securities	$3,501	$1,667	$1,474,338	$—	$1,479,506
Total assets	$7,476,849	$1,418,780	$1,593,308	$(307,167)	$10,181,770
Long-term debt	$—	$851,416	$187,980	$—	$1,039,396

December 31, 2013
Cash, cash equivalents and total investments in marketable securities	$1,860	$6,352	$1,657,051	$—	$1,665,263
Total assets	$7,094,558	$1,413,908	$1,881,119	$(332,846)	$10,056,739
Long-term debt	$—	$807,630	$189,889	$—	$997,519

HEP segment revenues from external customers were $14.7 million and $12.2 million for the three months ended September 30, 2014 and 2013, respectively, and $40.4 million and $37.1 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 39% ownership interest at September 30, 2014, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$850,727	$3,474	$158	$—	$854,359	$1,667	$—	$856,026
Marketable securities	623,480	—	—	—	623,480	—	—	623,480
Accounts receivable, net	9,752	675,673	3,358	—	688,783	35,972	(34,504)	690,251
Intercompany accounts receivable	—	788,868	379,045	(1,167,913)	—	—	—	—
Inventories	—	1,577,672	—	—	1,577,672	1,793	—	1,579,465
Income taxes receivable	32,888	—	—	—	32,888	—	—	32,888
Prepayments and other	9,920	107,367	—	—	117,287	2,626	(8,290)	111,623
Total current assets	1,526,767	3,153,054	382,561	(1,167,913)	3,894,469	42,058	(42,794)	3,893,733

Properties, plants and equip, net	32,525	2,774,100	855	—	2,807,480	1,016,223	(263,438)	3,560,265
Investment in subsidiaries	6,707,737	270,685	—	(6,978,422)	—	—	—	—
Intangibles and other assets	23,823	2,344,385	25,000	(25,000)	2,368,208	360,499	(935)	2,727,772
Total assets	$8,290,852	$8,542,224	$408,416	$(8,171,335)	$9,070,157	$1,418,780	$(307,167)	$10,181,770

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,748	$1,444,787	$—	$—	$1,460,535	$15,084	$(34,504)	$1,441,115
Intercompany accounts payable	1,167,913	—	—	(1,167,913)	—	—	—	—
Accrued liabilities	51,334	53,302	1,161	—	105,797	25,426	(8,290)	122,933
Deferred income tax liabilities	222,701	—	—	—	222,701	—	—	222,701
Total current liabilities	1,457,696	1,498,089	1,161	(1,167,913)	1,789,033	40,510	(42,794)	1,786,749

Long-term debt	179,377	33,603	—	(25,000)	187,980	851,416	—	1,039,396
Liability to HEP	—	236,305	—	—	236,305	—	(236,305)	—
Deferred income tax liabilities	654,355	—	—	—	654,355	5,311	—	659,666
Other long-term liabilities	31,253	66,490	—	—	97,743	39,446	(2,078)	135,111

Investment in HEP	—	—	136,570	—	136,570	—	(136,570)	—
Equity – HollyFrontier	5,968,171	6,707,737	270,685	(6,978,422)	5,968,171	386,255	(380,269)	5,974,157
Equity – noncontrolling interest	—	—	—	—	—	95,842	490,849	586,691
Total liabilities and equity	$8,290,852	$8,542,224	$408,416	$(8,171,335)	$9,070,157	$1,418,780	$(307,167)	$10,181,770

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$103	$5,303,131	$—	$—	$5,303,234	$82,141	$(67,820)	$5,317,555
Operating costs and expenses:
Cost of products sold	—	4,692,587	—	—	4,692,587	—	(66,694)	4,625,893
Operating expenses	—	255,871	—	—	255,871	25,456	(370)	280,957
General and administrative	24,904	530	36	(587)	24,883	2,266	—	27,149
Depreciation and amortization	2,055	66,832	—	587	69,474	15,078	(3,607)	80,945
Total operating costs and expenses	26,959	5,015,820	36	—	5,042,815	42,800	(70,671)	5,014,944
Income (loss) from operations	(26,856)	287,311	(36)	—	260,419	39,341	2,851	302,611
Other income (expense):
Earnings (loss) of equity method investments	305,736	17,021	19,040	(324,884)	16,913	880	(19,040)	(1,247)
Interest income (expense)	(1,227)	1,962	144	—	879	(8,585)	(2,328)	(10,034)
Loss on sale of assets	—	(556)	—	—	(556)	—	—	(556)
	304,509	18,427	19,184	(324,884)	17,236	(7,705)	(21,368)	(11,837)
Income before income taxes	277,653	305,738	19,148	(324,884)	277,655	31,636	(18,517)	290,774
Income tax provision	103,174	—	—	—	103,174	42	—	103,216
Net income	174,479	305,738	19,148	(324,884)	174,481	31,594	(18,517)	187,558
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,509	11,043	12,552
Net income attributable to HollyFrontier stockholders	$174,479	$305,738	$19,148	$(324,884)	$174,481	$30,085	$(29,560)	$175,006
Comprehensive income attributable to HollyFrontier stockholders	$169,050	$296,622	$19,584	$(316,206)	$169,050	$30,520	$(29,993)	$169,577

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$146	$5,315,037	$28	$—	$5,315,211	$77,625	$(65,714)	$5,327,122
Operating costs and expenses:
Cost of products sold	—	4,874,603	—	—	4,874,603	—	(64,613)	4,809,990
Operating expenses	—	234,987	—	—	234,987	21,687	(356)	256,318
General and administrative	25,995	422	105	—	26,522	2,415	—	28,937
Depreciation and amortization	1,496	65,195	—	—	66,691	19,042	(3,606)	82,127
Total operating costs and expenses	27,491	5,175,207	105	—	5,202,803	43,144	(68,575)	5,177,372
Income (loss) from operations	(27,345)	139,830	(77)	—	112,408	34,481	2,861	149,750
Other income (expense):
Earnings of equity method investments	158,437	16,207	16,822	(175,320)	16,146	835	(16,822)	159
Interest income (expense)	(782)	2,400	138	—	1,756	(11,812)	(2,416)	(12,472)
	157,655	18,607	16,960	(175,320)	17,902	(10,977)	(19,238)	(12,313)
Income before income taxes	130,310	158,437	16,883	(175,320)	130,310	23,504	(16,377)	137,437
Income tax provision	48,488	—	—	—	48,488	40	—	48,528
Net income	81,822	158,437	16,883	(175,320)	81,822	23,464	(16,377)	88,909
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,172	5,447	6,619
Net income attributable to HollyFrontier stockholders	$81,822	$158,437	$16,883	$(175,320)	$81,822	$22,292	$(21,824)	$82,290
Comprehensive income attributable to HollyFrontier stockholders	$84,790	$163,317	$16,450	$(179,767)	$84,790	$21,859	$(21,391)	$85,258

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$383	$15,440,531	$935	$—	$15,441,849	$244,177	$(204,818)	$15,481,208
Operating costs and expenses:
Cost of products sold	—	13,640,897	—	—	13,640,897	—	(201,538)	13,439,359
Operating expenses	—	754,798	—	—	754,798	72,835	(1,056)	826,577
General and administrative	70,354	4,038	112	—	74,504	7,933	—	82,437
Depreciation and amortization	5,855	221,999	—	—	227,854	45,739	(10,710)	262,883
Total operating costs and expenses	76,209	14,621,732	112	—	14,698,053	126,507	(213,304)	14,611,256
Income (loss) from operations	(75,826)	818,799	823	—	743,796	117,670	8,486	869,952
Other income (expense):
Earnings (loss) of equity method investments	871,883	47,589	51,455	(924,578)	46,349	2,150	(51,455)	(2,956)
Interest income (expense)	(2,024)	6,051	417	—	4,444	(27,365)	(7,007)	(29,928)
Loss on early extinguishment of debt	—	—	—	—	—	(7,677)	—	(7,677)
Loss on sale of assets	—	(556)	—	—	(556)	—	—	(556)
	869,859	53,084	51,872	(924,578)	50,237	(32,892)	(58,462)	(41,117)
Income before income taxes	794,033	871,883	52,695	(924,578)	794,033	84,778	(49,976)	828,835
Income tax provision	292,017	—	—	—	292,017	145	—	292,162
Net income	502,016	871,883	52,695	(924,578)	502,016	84,633	(49,976)	536,673
Less net income attributable to noncontrolling interest	—	—	—	—	—	6,562	26,615	33,177
Net income attributable to HollyFrontier stockholders	$502,016	$871,883	$52,695	$(924,578)	$502,016	$78,071	$(76,591)	$503,496
Comprehensive income attributable to HollyFrontier stockholders	$571,205	$984,562	$52,875	$(1,037,437)	$571,205	$78,250	$(76,770)	$572,685

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$777	$15,294,447	$91	$—	$15,295,315	$229,230	$(190,786)	$15,333,759
Operating costs and expenses:
Cost of products sold	—	13,246,883	—	—	13,246,883	—	(187,550)	13,059,333
Operating expenses	—	730,284	—	—	730,284	69,726	(1,051)	798,959
General and administrative	80,368	2,827	193	—	83,388	8,747	—	92,135
Depreciation and amortization	3,822	182,858	—	—	186,680	48,410	(10,709)	224,381
Total operating costs and expenses	84,190	14,162,852	193	—	14,247,235	126,883	(199,310)	14,174,808
Income (loss) from operations	(83,413)	1,131,595	(102)	—	1,048,080	102,347	8,524	1,158,951
Other income (expense):
Earnings (loss) of equity method investments	1,178,587	40,413	43,215	(1,222,109)	40,106	2,238	(43,215)	(871)
Interest income (expense)	(15,459)	6,579	409	—	(8,471)	(35,818)	(6,988)	(51,277)
Loss on early extinguishment of debt	(22,109)	—	—	—	(22,109)	—	—	(22,109)
	1,141,019	46,992	43,624	(1,222,109)	9,526	(33,580)	(50,203)	(74,257)
Income before income taxes	1,057,606	1,178,587	43,522	(1,222,109)	1,057,606	68,767	(41,679)	1,084,694
Income tax provision	386,225	—	—	—	386,225	440	—	386,665
Net income	671,381	1,178,587	43,522	(1,222,109)	671,381	68,327	(41,679)	698,029
Less net income attributable to noncontrolling interest	—	—	—	—	—	5,192	19,897	25,089
Net income attributable to HollyFrontier stockholders	$671,381	$1,178,587	$43,522	$(1,222,109)	$671,381	$63,135	$(61,576)	$672,940
Comprehensive income attributable to HollyFrontier stockholders	$715,981	$1,220,890	$45,181	$(1,266,071)	$715,981	$64,794	$(63,235)	$717,540

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(260,533)	$930,722	$55,047	$—	$725,236	$140,154	$(59,457)	$805,933

Cash flows from investing activities
Additions to properties, plants and equipment	(8,373)	(298,272)	(831)	—	(307,476)	—	—	(307,476)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(61,657)	—	(61,657)
Proceeds from sale of assets	—	14,711	—	—	14,711	—	—	14,711
Investment in Sabine Biofuels	—	(5,000)	—	—	(5,000)	—	—	(5,000)
Repayments from Sabine Biofuels	—	10,021	—	—	10,021	—	—	10,021
Purchases of marketable securities	(762,224)	—	—	—	(762,224)	—	—	(762,224)
Sales and maturities of marketable securities	863,769	—	—	—	863,769	—	—	863,769
Net advances to Parent	—	(649,294)	(54,565)	703,859	—	—	—	—
	93,172	(927,834)	(55,396)	703,859	(186,199)	(61,657)	—	(247,856)

Cash flows from financing activities
Net borrowings under credit agreement – HEP	—	—	—	—	—	192,000	—	192,000
Redemption of senior notes - HEP	—	—	—	—	—	(156,188)	—	(156,188)
Purchase of treasury stock	(133,150)	—	—	—	(133,150)	—	—	(133,150)
Dividends	(485,766)	—	—	—	(485,766)	—	—	(485,766)
Distributions to noncontrolling interest	—	—	—	—	—	(117,930)	59,457	(58,473)
Excess tax benefit from equity-based compensation	4,482	—	—	—	4,482	—	—	4,482
Purchase of units for incentive grants - HEP	—	—	—	—	—	(1,064)	—	(1,064)
Deferred financing costs and other	(3,257)	(1,231)	493	—	(3,995)	—	—	(3,995)
Net advances from subsidiaries	703,859	—	—	(703,859)	—	—	—	—
	86,168	(1,231)	493	(703,859)	(618,429)	(83,182)	59,457	(642,154)

Cash and cash equivalents
Increase (decrease) for the period	(81,193)	1,657	144	—	(79,392)	(4,685)	—	(84,077)
Beginning of period	931,920	1,817	14	—	933,751	6,352	—	940,103
End of period	$850,727	$3,474	$158	$—	$854,359	$1,667	$—	$856,026

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(377,762)	$1,066,429	$41,380	$—	$730,047	$124,922	$(52,806)	$802,163

Cash flows from investing activities:
Additions to properties, plants and equipment	(8,056)	(247,034)	—	—	(255,090)	—	—	(255,090)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(31,099)	—	(31,099)
Acquisition of trucking operations	—	(11,301)	—	—	(11,301)	—	—	(11,301)
Proceeds from sale of assets	—	3,321	—	—	3,321	2,481	—	5,802
Investment in Sabine Biofuels	—	(3,000)	—	—	(3,000)	—	—	(3,000)
Net advances to Sabine biofuels	—	(11,040)	—	—	(11,040)	—	—	(11,040)
Purchases of marketable securities	(672,701)	—	—	—	(672,701)	—	—	(672,701)
Sales and maturities of marketable securities	646,301	—	—	—	646,301	—	—	646,301
Net advances to Parent	—	(801,939)	(39,882)	841,821	—	—	—	—
	(34,456)	(1,070,993)	(39,882)	841,821	(303,510)	(28,618)	—	(332,128)

Cash flows from financing activities:
Net repayments under credit agreement – HEP	—	—	—	—	—	(56,000)	—	(56,000)
Redemption of senior notes	(300,973)	—	—	—	(300,973)	—	—	(300,973)
Proceeds from common unit offerings - HEP	73,444	—	—	—	73,444	73,444	—	146,888
Purchase of treasury stock	(184,947)	—	—	—	(184,947)	—	—	(184,947)
Contribution from general partner	—	—	(1,499)	—	(1,499)	1,499	—	—
Dividends	(485,411)	—	—	—	(485,411)	—	—	(485,411)
Distributions to noncontrolling interest	—	—	—	—	—	(105,641)	52,806	(52,835)
Excess tax benefit from equity-based compensation	2,739	—	—	—	2,739	—	—	2,739
Purchase of units for incentive grants - HEP	—	—	—	—	—	(3,379)	—	(3,379)
Deferred financing costs and other	—	912	—	—	912	(244)	—	668
Net advances from subsidiaries	841,821	—	—	(841,821)	—	—	—	—
	(53,327)	912	(1,499)	(841,821)	(895,735)	(90,321)	52,806	(933,250)

Cash and cash equivalents
Increase (decrease) for the period:	(465,545)	(3,652)	(1)	—	(469,198)	5,983	—	(463,215)
Beginning of period	1,748,808	3,652	2	—	1,752,462	5,237	—	1,757,699
End of period	$1,283,263	$—	$1	$—	$1,283,264	$11,220	$—	$1,294,484

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended September 30, 2014, net income attributable to HollyFrontier stockholders was $175.0 million compared to $82.3 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, net income attributable to HollyFrontier stockholders was $503.5 million compared to $672.9 million for the nine months ended September 30, 2013.

Overall gross refining margins per produced product sold increased 47% over the respective three months ended September 30, 2013 and decreased 16% over the respective nine months ended September 30, 2013. Our financial results for the third quarter reflect improved refined product margins across all regions driven by a combination of higher gasoline and diesel crack spreads and our ability to capitalize on regional crude discounts, particularly in the Permian Basin. Throughput levels decreased for the quarter as a result of planned turnaround activity at the El Dorado Refinery that started in late September and an unplanned reduction in our Cheyenne Refinery's production levels due to a temporary shutdown of the Rocky Mountain Pipeline, which transports refined product from Cheyenne to the Denver market. Our gross refining margin decrease for the nine months ended September 30, 2014 is principally due to significant contraction in year-over-year WTI to Brent crude differentials.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). This differential constantly changes and at times can be volatile. While we have experienced wide differentials (with Brent prices in excess of WTI prices) in recent years that have significantly enhanced our profitability, the differential between Brent and WTI has narrowed - currently averaging approximately $5.00 per barrel. While differentials are likely to be volatile in the near term, we believe the Brent to WTI differential will widen again upon completion of additional northern tier pipeline capacity into Cushing, Oklahoma and as a result of increasing sweet crude oil inventories on the U.S. Gulf Coast. Ultimately, we believe pipeline tariffs from Cushing to the Gulf Coast plus marine transportation costs to move crude oil from the Gulf Coast to alternative markets will set the inland - coastal differential.

Table of Content

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. The price of RINs may be extremely volatile as observed in 2013, when prices escalated sharply due to real or perceived future shortages in RINs. Although our RINs costs remain material, the price of RINs has decreased significantly from 2013 highs, due in part to regulatory easing of the 2014 annual Renewable Volume Obligation, or RVO. As of September 30, 2014, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS2 will impact our future results of operations.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2014 and 2013 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended September 30,		Change from 2013
	2014	2013	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$5,317,555	$5,327,122	$(9,567)	—%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,625,893	4,809,990	(184,097)	(4)
Operating expenses (exclusive of depreciation and amortization)	280,957	256,318	24,639	10
General and administrative expenses (exclusive of depreciation and amortization)	27,149	28,937	(1,788)	(6)
Depreciation and amortization	80,945	82,127	(1,182)	(1)
Total operating costs and expenses	5,014,944	5,177,372	(162,428)	(3)
Income from operations	302,611	149,750	152,861	102
Other income (expense):
Earnings (loss) of equity method investments	(1,247)	159	(1,406)	(884)
Interest income	1,004	1,482	(478)	(32)
Interest expense	(11,038)	(13,954)	2,916	(21)
Loss on sale of assets	(556)	—	(556)	—
	(11,837)	(12,313)	476	(4)
Income before income taxes	290,774	137,437	153,337	112
Income tax provision	103,216	48,528	54,688	113
Net income	187,558	88,909	98,649	111
Less net income attributable to noncontrolling interest	12,552	6,619	5,933	90
Net income attributable to HollyFrontier stockholders	$175,006	$82,290	$92,716	113%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.88	$0.41	$0.47	115%
Diluted	$0.88	$0.41	$0.47	115%
Cash dividends declared per common share	$0.82	$0.80	$0.02	3%
Average number of common shares outstanding:
Basic	197,261	199,098	(1,837)	(1)%
Diluted	197,535	199,509	(1,974)	(1)%

Table of Content

	Nine Months Ended September 30,		Change from 2013
	2014	2013	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$15,481,208	$15,333,759	$147,449	1%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	13,439,359	13,059,333	380,026	3
Operating expenses (exclusive of depreciation and amortization)	826,577	798,959	27,618	3
General and administrative expenses (exclusive of depreciation and amortization)	82,437	92,135	(9,698)	(11)
Depreciation and amortization	262,883	224,381	38,502	17
Total operating costs and expenses	14,611,256	14,174,808	436,448	3
Income from operations	869,952	1,158,951	(288,999)	(25)
Other income (expense):
Loss of equity method investments	(2,956)	(871)	(2,085)	239
Interest income	3,593	3,791	(198)	(5)
Interest expense	(33,521)	(55,068)	21,547	(39)
Loss on early extinguishment of debt	(7,677)	(22,109)	14,432	(65)
Loss on sale of assets	(556)	—	(556)	—
	(41,117)	(74,257)	33,140	(45)
Income before income taxes	828,835	1,084,694	(255,859)	(24)
Income tax provision	292,162	386,665	(94,503)	(24)
Net income	536,673	698,029	(161,356)	(23)
Less net income attributable to noncontrolling interest	33,177	25,089	8,088	32
Net income attributable to HollyFrontier stockholders	$503,496	$672,940	$(169,444)	(25)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$2.54	$3.33	$(0.79)	(24)%
Diluted	$2.53	$3.33	$(0.80)	(24)%
Cash dividends declared per common share	$2.44	$2.40	$0.04	2%
Average number of common shares outstanding:
Basic	197,895	201,109	(3,214)	(2)%
Diluted	198,096	201,486	(3,390)	(2)%

Balance Sheet Data

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$1,479,506	$1,665,263
Working capital	$2,106,984	$2,221,954
Total assets	$10,181,770	$10,056,739
Long-term debt	$1,039,396	$997,519
Total equity	$6,560,848	$6,609,398

Other Financial Data (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net cash provided by operating activities	$84,454	$350,648	$805,933	$802,163
Net cash used for investing activities	$(53,632)	$(151,035)	$(247,856)	$(332,128)
Net cash used for financing activities	$(293,098)	$(254,549)	$(642,154)	$(933,250)
Capital expenditures	$124,364	$115,386	$369,133	$286,189
EBITDA (1)	$369,201	$225,417	$1,096,146	$1,357,372

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	252,310	248,130	257,800	231,490
Refinery throughput (BPD) (2)	258,950	264,900	269,700	252,630
Refinery production (BPD) (3)	254,480	257,410	265,210	246,120
Sales of produced refined products (BPD)	249,820	261,270	256,520	239,080
Sales of refined products (BPD) (4)	280,220	274,350	274,580	263,430
Refinery utilization (5)	97.0%	95.4%	99.2%	89.0%

Average per produced barrel (6)
Net sales	$113.67	$120.09	$114.96	$118.30
Cost of products (7)	100.32	107.61	101.35	99.89
Refinery gross margin	13.35	12.48	13.61	18.41
Refinery operating expenses (8)	5.56	4.93	5.38	5.59
Net operating margin	$7.79	$7.55	$8.23	$12.82

Refinery operating expenses per throughput barrel (9)	$5.36	$4.86	$5.12	$5.29

Feedstocks:
Sweet crude oil	73%	71%	73%	72%
Sour crude oil	10%	8%	6%	5%
Heavy sour crude oil	15%	15%	16%	15%
Other feedstocks and blends	2%	6%	5%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	47%	47%	46%	46%
Diesel fuels	32%	33%	33%	32%
Jet fuels	7%	6%	8%	8%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	3%	2%	3%
Lubricants	4%	4%	4%	4%
LPG and other	6%	6%	6%	6%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	98,290	100,950	99,030	92,470
Refinery throughput (BPD) (2)	109,550	110,380	110,670	102,010
Refinery production (BPD) (3)	107,120	107,770	108,290	98,910
Sales of produced refined products (BPD)	107,290	108,420	107,350	96,940
Sales of refined products (BPD) (4)	116,570	112,660	115,310	107,490
Refinery utilization (5)	98.3%	101.0%	99.0%	92.5%

Average per produced barrel (6)
Net sales	$116.09	$119.68	$118.01	$119.23
Cost of products (7)	98.39	113.17	101.90	103.96
Refinery gross margin	17.70	6.51	16.11	15.27
Refinery operating expenses (8)	5.45	5.15	5.33	5.84
Net operating margin	$12.25	$1.36	$10.78	$9.43

Refinery operating expenses per throughput barrel (9)	$5.34	$5.06	$5.17	$5.55

Feedstocks:
Sweet crude oil	14%	13%	9%	8%
Sour crude oil	76%	69%	78%	72%
Heavy sour crude oil	—%	10%	3%	11%
Other feedstocks and blends	10%	8%	10%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	50%	53%	50%
Diesel fuels	39%	40%	39%	39%
Fuel oil	4%	6%	4%	6%
Asphalt	1%	2%	1%	2%
LPG and other	4%	2%	3%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	59,020	67,830	64,750	69,170
Refinery throughput (BPD) (2)	68,100	72,960	71,450	74,800
Refinery production (BPD) (3)	66,030	70,630	68,730	72,330
Sales of produced refined products (BPD)	59,200	71,690	68,790	72,650
Sales of refined products (BPD) (4)	62,770	73,110	72,040	75,560
Refinery utilization (5)	71.1%	81.7%	78.0%	83.3%

Average per produced barrel (6)
Net sales	$115.14	$117.87	$114.25	$114.30
Cost of products (7)	93.91	107.67	96.15	95.57
Refinery gross margin	21.23	10.20	18.10	18.73
Refinery operating expenses (8)	11.63	8.25	10.05	7.94
Net operating margin	$9.60	$1.95	$8.05	$10.79

Refinery operating expenses per throughput barrel (9)	$10.11	$8.11	$9.68	$7.71

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Feedstocks:
Sweet crude oil	44%	43%	44%	43%
Sour crude oil	2%	1%	2%	1%
Heavy sour crude oil	27%	35%	30%	34%
Black wax crude oil	14%	14%	15%	14%
Other feedstocks and blends	13%	7%	9%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	53%	54%	54%	54%
Diesel fuels	35%	32%	33%	32%
Fuel oil	2%	2%	1%	1%
Asphalt	5%	5%	6%	6%
LPG and other	5%	7%	6%	7%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	409,620	416,910	421,580	393,130
Refinery throughput (BPD) (2)	436,600	448,240	451,820	429,440
Refinery production (BPD) (3)	427,630	435,810	442,230	417,360
Sales of produced refined products (BPD)	416,310	441,380	432,660	408,670
Sales of refined products (BPD) (4)	459,560	460,120	461,930	446,480
Refinery utilization (5)	92.5%	94.1%	95.2%	88.7%

Average per produced barrel (6)
Net sales	$114.50	$119.62	$115.61	$117.81
Cost of products (7)	98.91	108.98	100.66	100.09
Refinery gross margin	15.59	10.64	14.95	17.72
Refinery operating expenses (8)	6.39	5.53	6.11	6.07
Net operating margin	$9.20	$5.11	$8.84	$11.65

Refinery operating expenses per throughput barrel (9)	$6.10	$5.44	$5.85	$5.77

Feedstocks:
Sweet crude oil	54%	52%	53%	52%
Sour crude oil	25%	22%	23%	20%
Heavy sour crude oil	13%	17%	15%	17%
Black wax crude oil	2%	2%	2%	3%
Other feedstocks and blends	6%	7%	7%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	49%	49%	49%	49%
Diesel fuels	34%	35%	34%	34%
Jet fuels	4%	4%	5%	4%
Fuel oil	2%	2%	2%	2%
Asphalt	2%	3%	3%	3%
Lubricants	3%	2%	2%	2%
LPG and other	6%	5%	5%	6%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

Table of Content

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

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

Results of Operations – Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Summary
Net income attributable to HollyFrontier stockholders for the three months ended September 30, 2014 was $175.0 million ($0.88 per basic and diluted share), a $92.7 million increase compared to $82.3 million ($0.41 per basic and diluted share) for the three months ended September 30, 2013. Net income increased due principally to a year-over-year increase in third quarter refining margins. Refinery gross margins for the three months ended September 30, 2014 increased to $15.59 per produced barrel from $10.64 for the three months ended September 30, 2013.

Sales and Other Revenues
Sales and other revenues decreased slightly from $5,327.1 million for the three months ended September 30, 2013 to $5,317.6 million for the three months ended September 30, 2014 due to a year-over-year decrease in third quarter sales prices and lower refined product sales volumes. The average sales price we received per produced barrel sold was $119.62 for the three months ended September 30, 2013 compared to $114.50 for the three months ended September 30, 2014. Sales and other revenues for the three months ended September 30, 2014 and 2013 include $14.7 million and $12.2 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold decreased 4% from $4,810.0 million for the three months ended September 30, 2013 to $4,625.9 million for the three months ended September 30, 2014, due principally to lower crude oil costs and lower sales volumes of refined products. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market decreased 9% from $108.98 for the three months ended September 30, 2013 to $98.91 for the three months ended September 30, 2014.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 47% from $10.64 for the three months ended September 30, 2013 to $15.59 for the three months ended September 30, 2014. This was due to the effects of a decrease in crude oil and feedstock prices, partially offset by a decrease in average per barrel sales prices for refined products sold for the quarter. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 10% from $256.3 million for the three months ended September 30, 2013 to $281.0 million for the three months ended September 30, 2014. This increase is principally due to higher repair and maintenance costs during the current year quarter.

General and Administrative Expenses
General and administrative expenses decreased 6% from $28.9 million for the three months ended September 30, 2013 to $27.1 million for the three months ended September 30, 2014 due principally to lower incentive compensation expense during the quarter.

Depreciation and Amortization Expenses
Depreciation and amortization was $82.1 million for the three months ended September 30, 2013 compared to $80.9 million for the three months ended September 30, 2014.

Table of Content

Interest Income
Interest income for the three months ended September 30, 2014 was $1.0 million compared to $1.5 million for the three months ended September 30, 2013. This decrease was due to lower investment levels in marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $11.0 million for the three months ended September 30, 2014 compared to $14.0 million for the three months ended September 30, 2013. This decrease was due to lower year-over-year debt levels principally as a result of HEP's redemption of its $150.0 million 8.25% senior notes in March 2014. For the three months ended September 30, 2014 and 2013, interest expense included $8.6 million and $11.8 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Income Taxes
For the three months ended September 30, 2014, we recorded income tax expense of $103.2 million compared to $48.5 million for the three months ended September 30, 2013. This increase is due principally to higher pre-tax earnings during the three months ended September 30, 2014 compared to the same period of 2013. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.5% and 35.3% for the three months ended September 30, 2014 and 2013, respectively.

Results of Operations – Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Summary
Net income attributable to HollyFrontier stockholders for the nine months ended September 30, 2014 was $503.5 million ($2.54 per basic and $2.53 per diluted share), a $169.4 million decrease compared to $672.9 million ($3.33 per basic and diluted share) for the nine months ended September 30, 2013. Net income decreased due principally to a year-over-year decrease in refining margins. Refinery gross margins for the nine months ended September 30, 2014 decreased to $14.95 per produced barrel from $17.72 for the nine months ended September 30, 2013.

Sales and Other Revenues
Sales and other revenues increased 1% from $15,333.8 million for the nine months ended September 30, 2013 to $15,481.2 million for the nine months ended September 30, 2014 due to higher refined product sales volumes, partially offset by a decrease in year-over-year sales prices. The average sales price we received per produced barrel sold was $117.81 for the nine months ended September 30, 2013 compared to $115.61 for the nine months ended September 30, 2014. Sales and other revenues for the nine months ended September 30, 2014 and 2013 include $40.4 million and $37.1 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 3% from $13,059.3 million for the nine months ended September 30, 2013 to $13,439.4 million for the nine months ended September 30, 2014 due principally to higher refined product sales volumes and higher crude costs per barrel for the current year. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased slightly from $100.09 for the nine months ended September 30, 2013 to $100.66 for the nine months ended September 30, 2014.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 16% from $17.72 for the nine months ended September 30, 2013 to $14.95 for the nine months ended September 30, 2014. This was due to a decrease in average per barrel sales prices for refined products sold combined with increased crude oil and feedstock prices for the year-to-date period. Gross refinery margin does not include the effects of depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 3% from $799.0 million for the nine months ended September 30, 2013 to $826.6 million for the nine months ended September 30, 2014 due principally to higher natural gas fuel costs and overall higher repair and maintenance costs during the current year-to-date period, partially offset by pension settlement costs during the same period of 2013.

Table of Content

General and Administrative Expenses
General and administrative expenses decreased 11% from $92.1 million for the nine months ended September 30, 2013 to $82.4 million for the nine months ended September 30, 2014 due principally to lower incentive compensation expense during the current year-to-date period, and pension settlement costs recorded in the prior year-to-date period.

Depreciation and Amortization Expenses
Depreciation and amortization increased 17% from $224.4 million for the nine months ended September 30, 2013 to $262.9 million for the nine months ended September 30, 2014. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects, capitalized refinery turnaround costs and write-downs of assets no longer in operation to net realizable value.

Interest Income
Interest income for the nine months ended September 30, 2014 was $3.6 million compared to $3.8 million for the nine months ended September 30, 2013. This decrease was due to lower investment levels in marketable debt securities during the year-to-date period.

Interest Expense
Interest expense was $33.5 million for the nine months ended September 30, 2014 compared to $55.1 million for the nine months ended September 30, 2013. This decrease was due to lower year-over-year debt levels. For the nine months ended September 30, 2014 and 2013, interest expense included $27.4 million and $35.9 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

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

Income Taxes
For the nine months ended September 30, 2014, we recorded income tax expense of $292.2 million compared to $386.7 million for the nine months ended September 30, 2013. This decrease was due principally to lower pre-tax earnings during the nine months ended September 30, 2014 compared to the same period of 2013. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.2% and 35.6% for the nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
On July 1, 2014, we entered into a new $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time. We contemporaneously terminated our previous $1 billion senior secured revolving credit agreement. The HollyFrontier Credit Agreement is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At September 30, 2014, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.7 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $650 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At September 30, 2014, HEP was in compliance with all of its covenants, had outstanding borrowings of $555.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of September 30, 2014, the HollyFrontier Senior Notes were rated investment grade by both Standard & Poor's (BBB-) and by Moody's (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

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

As of September 30, 2014, our cash, cash equivalents and investments in marketable securities totaled $1.5 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

Table of Content

In September 2014, our Board of Directors approved a $500 million share repurchase program, which replaced the existing stock repurchase program, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2014, we had remaining authorization to repurchase up to $467.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $84.1 million for the nine months ended September 30, 2014. Cash used for investing and financing activities of $247.9 million and $642.2 million, respectively, exceeded net cash provided by operating activities of $805.9 million. Working capital decreased by $115.0 million during the nine months ended September 30, 2014.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net cash flows provided by operating activities were $805.9 million for the nine months ended September 30, 2014 compared to $802.2 million for the nine months ended September 30, 2013, an increase of $3.7 million. Net income for the nine months ended September 30, 2014 was $536.7 million, a decrease of $161.3 million compared to $698.0 million for the nine months ended September 30, 2013. Non-cash adjustments to net income consisting of depreciation and amortization, loss of equity method investments, inclusive of distributions, write-offs of unamortized discounts on early extinguishments of debt, loss on sale of assets, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $276.6 million for the nine months ended September 30, 2014 compared to $268.1 million for the same period in 2013. Changes in working capital items increased cash flows by $21.3 million for the nine months ended September 30, 2014 compared to a decrease of $28.3 million for the nine months ended September 30, 2013. Additionally, for the nine months ended September 30, 2014, turnaround expenditures decreased to $32.2 million from $170.5 million for the same period of 2013.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net cash flows used for investing activities were $247.9 million for the nine months ended September 30, 2014 compared to $332.1 million for the nine months ended September 30, 2013, a decrease of $84.2 million. Cash expenditures for properties, plants and equipment for the first nine months of 2014 increased to $369.1 million from $286.2 million for the same period in 2013. These include HEP capital expenditures of $61.7 million and $31.1 million for the nine months ended September 30, 2014 and 2013, respectively. We received proceeds of $14.7 million and $5.8 million from the sale of assets during the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, we invested $5.0 million and $3.0 million, respectively, in Sabine Biofuels. In addition, we received total net repayments of $10.0 million during the nine months ended September 30, 2014 for amounts previously advanced under Sabine Biofuels' working capital facility. For the nine months ended September 30, 2013, we advanced Sabine Biofuels a net $11.0 million and acquired trucking operations for $11.3 million. Also for the nine months ended September 30, 2014 and 2013, we invested $762.2 million and $672.7 million, respectively, in marketable securities and received proceeds of $863.8 million and $646.3 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2014 is $185.0 million including both sustaining capital and major capital projects. During 2014, we expect to spend approximately $400.0 million to $450.0 million in cash for capital projects appropriated in 2014 and prior years. This spending is comprised of $142.0 million to $160.0 million at the Woods Cross Refinery, $54.0 million to $61.0 million at the Tulsa Refineries, $85.0 million to $96.0 million at the El Dorado Refinery, $80.0 million to $90.0 million at the Cheyenne Refinery, $24.0 million to $27.0 million at the Navajo Refinery and $15.0 million to $16.0 million for miscellaneous other projects. In addition, we expect to spend approximately $90.0 million on refinery turnarounds. Refinery turnaround spending is amortized over the useful life of the turnaround.

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

Tulsa Refineries
Capital spending for the Tulsa Refineries in 2014 includes previously approved capital appropriations for numerous infrastructure upgrades, including a project to improve FCC yields. Spending on maintenance capital items and general improvements continues at an elevated level at the Tulsa Refineries due to lower maintenance capital expenditures made prior to HollyFrontier's purchase of the facilities.

Navajo Refinery
The Navajo Refinery capital spending in 2014 will be principally directed toward previously approved capital appropriations as well as maintenance capital spending. Included among previously approved capital projects is a $25.0 million upgrade to the Navajo Refinery's waste water treatment system.

Cheyenne Refinery
We are continuing with our previously approved plan to install a new hydrogen plant at the Cheyenne Refinery. The hydrogen plant, along with a now-completed naphtha fractionation project, is anticipated to allow us to reduce benzene content in Cheyenne gasoline production, while at the same time improving the refinery's overall liquid yields and light oils production. Previously appropriated projects still underway at Cheyenne include wastewater treatment plant improvements, a flue gas scrubber for the FCC unit to reduce air emissions and a redundant tail gas unit associated with the sulfur recovery process.

Woods Cross Refinery
Engineering and construction continue on our previously announced expansion project to increase planned processing capacity to 45,000 BPSD, at a cost currently expected to range between $350.0 million and $400.0 million. On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. On March 25, 2014, the administrative law judge (“ALJ”) issued a recommendation to the Executive Director of the Utah Department of Environmental Quality (the “DEQ”) recommending that the motion to stay the Approval Order be denied. On May 8, 2014, the Executive Director of the DEQ issued an order approving the ALJ's recommendation and denying the motion to stay the Approval Order. The environmental groups did not file an appeal of this denial. The merits briefing and oral argument were completed in September 2014. On October 1, 2014, Holly Refining & Marketing Company - Woods Cross LLC, our wholly-owned subsidiary, and the State of Utah jointly submitted proposed findings of fact and conclusions of law to the ALJ. The expansion is expected to be completed in the fourth quarter of 2015. This project work includes a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. Long lead equipment has been ordered and detailed engineering is substantially complete. The expansion, and expected completion timeline and cost, are subject to the Woods Cross refinery successfully obtaining the Approval Order.

Regulatory compliance items or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements, including those related to recently promulgated Federal Tier 3 gasoline standards.

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

HEP substantially completed the expansion of its crude oil transportation system in southeastern New Mexico in the third quarter of 2014 in response to increased crude oil production in the area. The expansion provides shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to our New Mexico refining facilities. To complete the project, HEP converted an existing refined products pipeline to crude oil service, constructed several new pipeline segments, expanded an existing pipeline and built new truck unloading stations and crude storage capacity. Excluding the value of the existing pipeline converted, total capital expenditures were approximately $50.0 million. The project is expected to provide increased capacity of up to 100,000 BPD across HEP's system.

In the third quarter of 2014, UNEV completed a project that enhanced its product terminal in Las Vegas, Nevada at a cost of approximately $15.0 million.

Cash Flows – Financing Activities

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net cash flows used for financing activities were $642.2 million for the nine months ended September 30, 2014 compared to $933.3 million for the nine months ended September 30, 2013, a decrease of $291.1 million. During the nine months ended September 30, 2014, we purchased $133.2 million in common stock, paid $485.8 million in dividends, recognized $4.5 million excess tax benefits on our equity-based compensation and incurred $4.0 million of deferred financing and other costs. Also during this period, HEP received $538.6 million and repaid $346.6 million under the HEP Credit Agreement, paid $156.2 million upon the redemption of HEP's 8.25% senior notes, paid distributions of $58.5 million to noncontrolling interests and purchased $1.1 million in HEP common units for recipients of its incentive grants. During the nine months ended September 30, 2013, we received $73.4 million from the sale of HEP common units, purchased $184.9 million in common stock, paid $485.4 million in dividends, paid $301.0 million upon the redemption of our 9.875% senior notes and recognized $2.7 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $256.5 million and repaid $312.5 million under the HEP Credit Agreement, paid distributions of $52.8 million to noncontrolling interests, purchased $3.4 million in HEP common units in the open market for recipients of its incentive grants and received proceeds of $73.4 million upon its March 2013 common unit offering.

Contractual Obligations and Commitments

HollyFrontier Corporation
There were no significant changes to our contractual obligations during the nine months ended September 30, 2014.

HEP
During the nine months ended September 30, 2014, HEP received net borrowings of $192.0 million resulting in $555.0 million of outstanding borrowings under the HEP Credit Agreement at September 30, 2014.

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

Inventory Valuation
We use the LIFO method of valuing inventory. Under the LIFO method, an actual valuation of inventory can only be made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Goodwill
We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment.

We performed our annual goodwill impairment testing as of July 1, 2014, which entailed an assessment of our reporting unit fair values relative to their respective carrying values that were derived using a combination of both income and market approaches. Our income approach utilizes the discounted future expected cash flows and has an 80% weighting. Our market approach, which includes both the guideline public company and guideline transaction methods each having a 10% weighting, utilizes pricing multiples derived from historical market transactions of other like-kind assets. Our discounted cash flows reflect estimates of future cash flows based on both historical and forward crack-spreads, forecasted production levels, operating costs and capital expenditures. Our goodwill is allocated by reporting unit as follows: El Dorado, $1.7 billion; Cheyenne, $0.3 billion; and HEP, $0.3 billion. Based on our testing as of July 1, 2014, the fair value of our Cheyenne reporting unit exceeded its carrying cost by slightly less than 20%, and the fair value of our El Dorado and HEP reporting units exceeded their respective carrying values by a much larger percentage. As of September 30, 2014, there have been no impairments to goodwill.

Historically, the refining industry has experienced significant fluctuations in operating results over an extended business cycle including changes in prices of crude oil and refined products, changes in operating costs including natural gas and higher costs of complying with government regulations. It is reasonably possible that at some future downturn in refining operations that the goodwill related to our Cheyenne Refinery will be determined to be impaired. A prolonged operating margin decrease of 8% to 10% could potentially result in impairment to goodwill allocated to our Cheyenne reporting unit and such impairment charges could be significant.

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

As of September 30, 2014, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2014	2015	2016	2017	Unit of Measure

Natural gas price swap - long	62,400,000	4,800,000	19,200,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	31,200,000	2,400,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI price swap - long	11,783,000	7,038,000	4,745,000	—	—	Barrels
Ultra-low sulfur diesel price swap - short	8,106,000	3,726,000	4,380,000	—	—	Barrels
Sub octane gasoline price swap - short	3,312,000	3,312,000	—	—	—	Barrels
WCS price swap - long	1,610,000	1,610,000	—	—	—	Barrels
WTS price swap - long	1,825,000	—	1,825,000	—	—	Barrels
NYMEX futures (WTI) - short	1,043,000	939,000	104,000	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at September 30,
Commodity-based Derivative Contracts	2014	2013
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$20,257	$49,302

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2014, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2014, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

Table of Content

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of September 30, 2014 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$150,000	$155,250	$3,298
HEP Senior Notes	$300,000	$309,000	$8,398

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2014, outstanding borrowings under the HEP Credit Agreement were $555.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 2.87%. For the remaining unhedged Credit Agreement borrowings of $250.0 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

At September 30, 2014, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Table of Content

Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to HollyFrontier stockholders	$175,006	$82,290	$503,496	$672,940
Add income tax provision	103,216	48,528	292,162	386,665
Add interest expense (1)	11,038	13,954	41,198	77,177
Subtract interest income	(1,004)	(1,482)	(3,593)	(3,791)
Add depreciation and amortization	80,945	82,127	262,883	224,381
EBITDA	$369,201	$225,417	$1,096,146	$1,357,372

(1) Includes loss on early extinguishment of debt of $7.7 million and $22.1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$114.50	$119.62	$115.61	$117.81
Times sales of produced refined products (BPD)	416,310	441,380	432,660	408,670
Times number of days in period	92	92	273	273
Produced refined product sales	$4,385,410	$4,857,405	$13,655,412	$13,143,698

Total produced refined products sales	$4,385,410	$4,857,405	$13,655,412	$13,143,698
Add refined product sales from purchased products and rounding (1)	458,211	214,892	930,354	1,281,251
Total refined product sales	4,843,621	5,072,297	14,585,766	14,424,949
Add direct sales of excess crude oil (2)	405,493	200,073	741,534	758,847
Add other refining segment revenue (3)	53,939	42,584	112,747	110,465
Total refining segment revenue	5,303,053	5,314,954	15,440,047	15,294,261
Add HEP segment sales and other revenues	82,141	77,625	244,177	229,230
Add corporate and other revenues	181	257	1,802	1,054
Subtract consolidations and eliminations	(67,820)	(65,714)	(204,818)	(190,786)
Sales and other revenues	$5,317,555	$5,327,122	$15,481,208	$15,333,759

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$98.91	$108.98	$100.66	$100.09
Times sales of produced refined products (BPD)	416,310	441,380	432,660	408,670
Times number of days in period	92	92	273	273
Cost of products for produced products sold	$3,788,304	$4,425,347	$11,889,575	$11,166,732

Total cost of products for produced products sold	$3,788,304	$4,425,347	$11,889,575	$11,166,732
Add refined product costs from purchased products and rounding(1)	462,629	213,114	935,497	1,253,932
Total cost of refined products sold	4,250,933	4,638,461	12,825,072	12,420,664
Add crude oil cost of direct sales of excess crude oil (2)	395,482	198,885	725,596	744,806
Add other refining segment cost of products sold (4)	46,172	37,257	90,229	81,413
Total refining segment cost of products sold	4,692,587	4,874,603	13,640,897	13,246,883
Subtract consolidations and eliminations	(66,694)	(64,613)	(201,538)	(187,550)
Costs of products sold (exclusive of depreciation and amortization)	$4,625,893	$4,809,990	$13,439,359	$13,059,333

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.39	$5.53	$6.11	$6.07
Times sales of produced refined products (BPD)	416,310	441,380	432,660	408,670
Times number of days in period	92	92	273	273
Refinery operating expenses for produced products sold	$244,740	$224,556	$721,690	$677,211

Total refinery operating expenses for produced products sold	$244,740	$224,556	$721,690	$677,211
Add refining segment pension settlement costs	—	—	—	23,773
Add other refining segment operating expenses and rounding (5)	10,485	10,206	31,415	29,213
Total refining segment operating expenses	255,225	234,762	753,105	730,197
Add HEP segment operating expenses	25,456	21,687	72,835	69,726
Add corporate and other costs	646	225	1,693	87
Subtract consolidations and eliminations	(370)	(356)	(1,056)	(1,051)
Operating expenses (exclusive of depreciation and amortization)	$280,957	$256,318	$826,577	$798,959

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$9.20	$5.11	$8.84	$11.65
Add average refinery operating expenses per produced barrel	6.39	5.53	6.11	6.07
Refinery gross margin per barrel	15.59	10.64	14.95	17.72
Add average cost of products per produced barrel sold	98.91	108.98	100.66	100.09
Average sales price per produced barrel sold	$114.50	$119.62	$115.61	$117.81
Times sales of produced refined products (BPD)	416,310	441,380	432,660	408,670
Times number of days in period	92	92	273	273
Produced refined products sales	$4,385,410	$4,857,405	$13,655,412	$13,143,698

Total produced refined products sales	$4,385,410	$4,857,405	$13,655,412	$13,143,698
Add refined product sales from purchased products and rounding (1)	458,211	214,892	930,354	1,281,251
Total refined product sales	4,843,621	5,072,297	14,585,766	14,424,949
Add direct sales of excess crude oil (2)	405,493	200,073	741,534	758,847
Add other refining segment revenue (3)	53,939	42,584	112,747	110,465
Total refining segment revenue	5,303,053	5,314,954	15,440,047	15,294,261
Add HEP segment sales and other revenues	82,141	77,625	244,177	229,230
Add corporate and other revenues	181	257	1,802	1,054
Subtract consolidations and eliminations	(67,820)	(65,714)	(204,818)	(190,786)
Sales and other revenues	$5,317,555	$5,327,122	$15,481,208	$15,333,759

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

While the outcome and impact on us cannot be predicted with certainty, based on advice of counsel, management believes that the resolution of these proceedings through settlement or adverse judgment will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

Environmental Matters

We are reporting the following proceedings to comply with SEC regulations which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more. Our respective subsidiaries have or will develop corrective action plans regarding these disclosures that will be implemented in consultation with the respective federal and state agencies. It is not possible to predict the ultimate outcome of these proceedings, although none are currently expected to have a material effect on our financial condition, results of operations or cash flows.

Frontier Refining LLC (“FR”), our wholly-owned subsidiary, has undertaken environmental audits at the Cheyenne Refinery regarding compliance with federal and state environmental requirements. By letters dated October 5, 2012, November 7, 2012, and January 10, 2013, and pursuant to EPA's audit policy to the extent applicable, FR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting requirements, and provisions of a 2009 federal consent decree. By letters dated October 31, 2012, February 6, 2013, June 21, 2013, July 9, 2013, July 25, 2013 and October 17, 2014, and pursuant to applicable Wyoming audit statutes, FR submitted environmental audit reports to the Wyoming Department of Environmental Quality (“WDEQ”) voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery's state air permit and other environmental regulatory requirements. Additional self-disclosures and follow-up correspondence are anticipated as the audit activities are completed. No further action has been taken by either agency at this time. The Cheyenne Refinery also has one outstanding Notice of Violations issued in 2013 that is subject to ongoing settlement negotiations with the WDEQ. The Notices of Violations issued in 2010 and 2011 have been settled.

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

On July 2, 2014, Holly Refining & Marketing Company - Woods Cross LLC (“Woods Cross”), our wholly-owned subsidiary, received a letter issued by the U.S. EPA Region 8 dated June 26, 2014 describing certain instances where the Woods Cross refinery may not be in compliance with the refinery's 2008 Consent Decree and calculating proposed stipulated penalties in accordance with that decree. The letter requested information and documentation setting forth Woods Cross's position on the EPA's assessment and further requested that Woods Cross provide reasons why the EPA's assessment may be incorrect. Woods Cross evaluated the EPA letter and submitted a response on July 29, 2014, explaining that many of the instances of apparent noncompliance are unwarranted and for those no penalty should be assessed. There has been no response from the EPA.

In correspondence dated December 26, 2013, the Oklahoma Department of Environmental Quality (“ODEQ”) notified Holly Refining & Marketing - Tulsa LLC (“HRMT”), our wholly-owned subsidiary, of allegations of noncompliance with certain regulations, permit conditions and consent decree provisions at the Tulsa East and West refineries. ODEQ intends to seek penalties for allegations of failure to meet various permit or consent decree requirements, including failure to timely install monitoring equipment on a Tulsa West refinery flare. HRMT and ODEQ have exchanged information, and HRMT is currently awaiting ODEQ's response.

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the third quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2014	—	$—	—	$311,571,488
August 2014	879,624	$48.67	879,624	$268,762,448
September 2014	1,475,000	$47.60	1,475,000	$467,843,450
Total for July to September 2014	2,354,624		2,354,624

Item 6.	Exhibits

The Exhibit Index on page 58 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: November 5, 2014	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2014	/s/ J. W. Gann, Jr.
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

10.3
Amended and Restated Transportation Services Agreement dated September 26, 2014, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-03876).

10.4
Tenth Amended and Restated Omnibus Agreement dated September 26, 2014, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-03876).

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

101+
The following financial information from HollyFrontier Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.