Form 10-K
period 2014-12-31
HollyFrontier Corp
filed 2015-02-25
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $8.0 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
195,658,820 shares of Common Stock, par value $.01 per share, were outstanding on February 20, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 13, 2015, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference in Part III.

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

“HF alkylation” or hydrofluoric alkylation, means a refinery process which combines isobutane and C3/C4 olefins using HF acid as a catalyst to make high octane gasoline blend stock.

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

As of December 31, 2014, we:

•
owned and operated the El Dorado Refinery, two refinery facilities located in Tulsa, Oklahoma (collectively, the "Tulsa Refineries"), a refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), the Cheyenne Refinery and a refinery in Woods Cross, Utah (the “Woods Cross Refinery”);

•	owned and operated NK Asphalt Partners (“NK Asphalt”) which operates various asphalt terminals in Arizona, New Mexico and Oklahoma;

•	owned a 50% interest in Sabine Biofuels II, LLC (“Sabine Biofuels”), a biodiesel production facility located in Port Arthur, Texas; and

Table of Content

•
owned a 39% interest in HEP which includes our 2% general partner interest. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.'s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”), and a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”), which owns a 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.

HEP is a consolidated variable interest entity ("VIE") as defined under U.S. generally accepted accounting principles ("GAAP"). Information on HEP's assets and acquisitions completed between 2010 and 2012 can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”

Our operations are currently organized into two reportable segments, Refining and HEP. The Refining segment includes the operations of our El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and NK Asphalt. The HEP segment involves all of the operations of HEP. See Note 19 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

REFINERY OPERATIONS

Our refinery operations serve the Mid-Continent, Southwest and Rocky Mountain regions of the United States. We own and operate five complex refineries having a combined crude oil processing capacity of 443,000 barrels per stream day. Each of our refineries has the complexity to convert discounted, heavy and sour crude oils into a high percentage of gasoline, diesel and other high-value refined products. For 2014, gasoline, diesel fuel, jet fuel and specialty lubricants (excluding volumes purchased for resale) represented 50%, 34%, 4% and 2%, respectively, of our total refinery sales volumes.

The tables presented below and elsewhere in this discussion of our refinery operations set forth information, including non-GAAP performance measures, about our refinery operations. The cost of products and refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

	Years Ended December 31,
	2014	2013	2012
Consolidated
Crude charge (BPD) (1)	406,180	387,520	415,210
Refinery throughput (BPD) (2)	436,400	424,780	453,740
Refinery production (BPD) (3)	425,010	413,820	442,730
Sales of produced refined products (BPD)	420,990	410,730	431,060
Sales of refined products (BPD) (4)	461,640	446,390	443,620
Refinery utilization (5)	91.7%	87.5%	93.7%

Average per produced barrel (6)
Net sales	$110.19	$115.60	$119.48
Cost of products (7)	96.21	99.61	94.59
Refinery gross margin (8)	13.98	15.99	24.89
Refinery operating expenses (9)	6.38	6.15	5.49
Net operating margin (8)	$7.60	$9.84	$19.40

Refinery operating expenses per throughput barrel (10)	$6.16	$5.95	$5.22

Feedstocks:
Sweet crude oil	53%	52%	51%
Sour crude oil	23%	21%	22%
Heavy sour crude oil	15%	17%	17%
Black wax crude oil	2%	2%	2%
Other feedstocks and blends	7%	8%	8%
Total	100%	100%	100%

Table of Content

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Excludes lower of cost or market inventory valuation adjustment of $397.5 million for the year ended December 31, 2014.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization and pension settlement costs.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization and pension settlement costs, divided by refinery throughput.

Principal Products and Customers
Set forth below is information regarding our principal products.

	Years Ended December 31,
	2014	2013	2012
Consolidated
Sales of produced refined products:
Gasolines	50%	50%	50%
Diesel fuels	34%	33%	31%
Jet fuels	4%	5%	6%
Fuel oil	2%	2%	2%
Asphalt	3%	3%	3%
Lubricants	2%	2%	3%
LPG and other	5%	5%	5%
Total	100%	100%	100%

Light products are shipped to customers via product pipelines or are available for loading at our refinery truck facilities and terminals. Light products are also made available to customers at various other locations via exchange with other parties.

We have several significant customers, of which two accounted for more than 10% of our business in 2014. For the year ended December 31, 2014, Shell Oil accounted for $2,097.4 million, or 11%, of our revenues, and Sinclair accounted for $2,018.8 million, or 10%, of our revenues. Our principal customers for gasoline include other refiners, convenience store chains, independent marketers and retailers. Diesel fuel is sold to other refiners, truck stop chains, wholesalers and railroads. Jet fuel is sold for commercial airline use. Specialty lubricant products are sold in both commercial and specialty markets. LPG's are sold to LPG wholesalers and LPG retailers. We produce and purchase asphalt products that are sold to governmental entities, paving contractors or manufacturers. Asphalt is also blended into fuel oil and is either sold locally or is shipped to the Gulf Coast. See Note 21 “Significant Customers” in the Notes to Consolidated Financial Statements for additional information on our significant customers.

Mid-Continent Region (El Dorado and Tulsa Refineries)

Facilities
The El Dorado Refinery is a high-complexity coking refinery with a 135,000 barrels per stream day processing capacity and the ability to process significant volumes of heavy and sour crudes. The integrated refining processes at the Tulsa West and East refinery facilities provide us with a highly complex refining operation having a combined crude processing rate of approximately 125,000 barrels per stream day. For 2014, gasoline, diesel fuel, jet fuel and specialty lubricants (excluding volumes purchased for resale) represented 47%, 33%, 7% and 4%, respectively, of our Mid-Continent sales volumes.

Table of Content

The following table sets forth information about our Mid-Continent region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2014	2013	2012
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	243,240	234,930	248,360
Refinery throughput (BPD) (2)	255,020	257,030	269,760
Refinery production (BPD) (3)	249,350	251,470	263,310
Sales of produced refined products (BPD)	245,600	247,030	254,350
Sales of refined products (BPD) (4)	273,630	269,790	258,020
Refinery utilization (5)	93.6%	90.4%	95.5%

Average per produced barrel (6)
Net sales	$110.79	$115.63	$119.19
Cost of products (7)	98.39	99.35	95.77
Refinery gross margin (8)	12.40	16.28	23.42
Refinery operating expenses (9)	5.73	5.50	4.83
Net operating margin (8)	$6.67	$10.78	$18.59

Refinery operating expenses per throughput barrel (10)	$5.52	$5.29	$4.55

Feedstocks:
Sweet crude oil	71%	69%	70%
Sour crude oil	11%	6%	8%
Heavy sour crude oil	14%	16%	14%
Other feedstocks and blends	4%	9%	8%
Total	100%	100%	100%

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

The Tulsa West facility is located on a 750-acre site in Tulsa, Oklahoma situated along the Arkansas River. The principal processing units at the Tulsa West facility consist of crude and vacuum distillation (with light ends recovery), naphtha hydrodesulfurization, catalytic reforming, propane de-asphalting, lubes extraction, MEK dewaxing, delayed coker and butane splitter units. Most of the operating units at the facility currently in service were built in the late 1950s and early 1960s. The refinery was reconfigured to emphasize specialty lubricant production in the early 1990s. The Tulsa West facility's Supporting Infrastructure includes approximately 3.2 million barrels of feedstock and product tankage, of which 0.4 million barrels of tankage is owned by Plains All American Pipeline, L.P. (“Plains”).

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

Table of Content

The El Dorado Refinery faces competition from other Plains States and Mid-Continent refiners, but the principal competitors for the El Dorado Refinery are Gulf Coast refiners. Our Gulf Coast competitors typically have lower production costs due to greater economies of scale; however, they incur higher refined product transportation costs, which allows the El Dorado Refinery to compete effectively in the Plains States and Rocky Mountain region with Gulf Coast refineries.

For the year ended December 31, 2014, sales to Shell Oil represented approximately 22% of the El Dorado Refinery's total sales and 11% of our total consolidated sales. We have an offtake agreement with an affiliate of Shell Oil under which Shell Oil purchases gasoline, diesel and jet fuel production of the El Dorado Refinery at market-based prices through October 2015 primarily to support its branded and unbranded marketing network. We market gasoline and diesel primarily in Denver and throughout the Plains States.

The Tulsa Refineries serve the Mid-Continent region of the United States. Distillates and gasolines are primarily delivered from the Tulsa Refineries to market via pipelines owned and operated by Magellan. These pipelines connect the refinery to distribution channels throughout Colorado, Oklahoma, Kansas, Missouri, Illinois, Iowa, Minnesota, Nebraska and Arkansas. Additionally, HEP's on-site truck and rail racks facilitate access to local refined product markets.

We have an offtake agreement through November 2019 with an affiliate of Sinclair whereby Sinclair purchases 45,000 to 50,000 BPD of gasoline and distillate products at market prices from us to supply its branded and unbranded marketing network throughout the Midwest. Upon expiration, the offtake agreement can be renewed by Sinclair for an additional five-year term. For the year ended December 31, 2014, sales to Sinclair represented approximately 30% of the Tulsa Refineries' total sales and 10% of our total consolidated sales.

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

Our Tulsa West facility also produces specialty lubricant products sold in both commercial and specialty markets throughout North America and to customers with operations in Central America and South America. The specialty lubricant products are high-value products that provide a significantly higher margin contribution to the refinery. Base oil customers include blender-compounders who prepare the various finished lubricant and grease products sold to end users. Agricultural products are formulated as supplemental carriers for herbicides and as Environmental Protection Agency (“EPA”) registered pesticide oils, are sold to product formulators. Process oil customers include rubber and chemical industry customers. Specialty waxes are sold primarily to packaging customers as coating material for paper and cardboard, and to non-packaging customers in the construction materials, adhesive and candle-making markets. Our production represents approximately 6% of paraffinic oil capacity and 13% of wax production capacity in the United States market and is one of four refineries of specialty aromatic oils in North America.

Principal Products
Set forth below is information regarding the principal products produced at our El Dorado and Tulsa Refineries:

	Years Ended December 31,
	2014	2013	2012
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	47%	47%	48%
Diesel fuels	33%	31%	29%
Jet fuels	7%	8%	9%
Fuel oil	1%	1%	1%
Asphalt	3%	3%	2%
Lubricants	4%	4%	5%
LPG and other	5%	6%	6%
Total	100%	100%	100%

Table of Content

Crude Oil and Feedstock Supplies
Both of our Mid-Continent Refineries are connected via pipeline to Cushing, Oklahoma, a significant crude oil pipeline trading and storage hub. The El Dorado and the Tulsa Refineries are located approximately 125 miles and 50 miles, respectively, from Cushing, Oklahoma. Local pipelines provide direct access to regional Oklahoma crude production as well as access to United States onshore, Gulf of Mexico, Canadian and other foreign crudes. The proximity of the refineries to the Cushing pipeline and storage hub provides the flexibility to optimize their crude slate with a wide variety of crude oil supply options. Additionally, we have transportation service agreements to transport Canadian crude oil on the Spearhead and Keystone Pipelines, enabling us to transport Canadian crude oil to Cushing for subsequent shipment to either of our Mid-Continent Refineries.

We also purchase isobutane, natural gasoline, butane and other feedstocks for processing at our Mid-Continent Refineries. The El Dorado Refinery is connected to Conway, Kansas, a major gas liquids trading and storage hub, via the Oneok Pipeline. From time to time, other feedstocks such gas oil, naphtha and light cycle oil are purchased from other refiners for use at our refineries.

Southwest Region (Navajo Refinery)

Facilities
The Navajo Refinery has a crude oil processing capacity of 100,000 barrels per stream day and has the ability to process sour crude oils into high-value light products such as gasoline, diesel fuel and jet fuel. For 2014, gasoline and diesel fuel (excluding volumes purchased for resale) represented 54% and 38%, respectively, of our Southwest sales volumes.

The following table sets forth information about our Southwest region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2014	2013	2012
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	98,120	87,910	93,830
Refinery throughput (BPD) (2)	110,250	97,310	103,120
Refinery production (BPD) (3)	107,520	94,490	100,810
Sales of produced refined products (BPD)	106,870	94,830	99,160
Sales of refined products (BPD) (4)	115,620	104,320	104,620
Refinery utilization (5)	98.1%	87.9%	93.8%

Average per produced barrel (6)
Net sales	$110.54	$117.79	$122.62
Cost of products (7)	94.58	103.88	95.70
Refinery gross margin (8)	15.96	13.91	26.92
Refinery operating expenses (9)	5.43	6.04	6.07
Net operating margin (8)	$10.53	$7.87	$20.85

Refinery operating expenses per throughput barrel (10)	$5.26	$5.89	$5.84

Feedstocks:
Sweet crude oil	13%	8%	2%
Sour crude oil	74%	72%	77%
Heavy sour crude oil	2%	11%	12%
Other feedstocks and blends	11%	9%	9%
Total	100%	100%	100%

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

Table of Content

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

Markets and Competition
The Navajo Refinery primarily serves the southwestern United States market, which has historically experienced a high-growth rate, including the metropolitan areas of El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and portions of northern Mexico. Our products are shipped through HEP's pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Magellan and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan's subsidiary, SFPP, L.P. (“SFPP”). In addition, petroleum products from the Navajo Refinery are transported to markets in northwest New Mexico, to Moriarty, New Mexico, near Albuquerque, via HEP's pipelines running from Artesia to San Juan County, New Mexico, and to Bloomfield, New Mexico. We have refined product storage through our pipelines and terminals agreement with HEP at terminals in El Paso, Texas; Tucson, Arizona; and Artesia and Moriarty, New Mexico.

El Paso Market
The El Paso market for refined products is currently supplied by a number of area and Gulf Coast refiners and pipelines. Area refiners include Navajo, WRB Refining, LLC (“WRB”) (a joint venture between Phillips 66 and Cenovus Energy), Valero, Alon and Western Refining. Pipelines serving this market are owned by Magellan, NuStar Energy L.P. and HEP. Refined products from the Gulf Coast are transported via Magellan pipelines.

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

We use a common carrier pipeline out of El Paso to serve the Albuquerque market. In addition, HEP leases from Mid-America Pipeline Company, L.L.C., a pipeline between White Lakes, New Mexico and the Albuquerque vicinity and Bloomfield, New Mexico. The lease agreement currently runs through 2017, and HEP has options to renew for two additional ten-year periods. HEP owns and operates a 12-inch pipeline from the Navajo Refinery to the leased pipeline as well as terminalling facilities in Moriarty, which is 40 miles east of Albuquerque. This facility permits us to ship light products to the Albuquerque and Santa Fe, New Mexico areas. In addition, we serve southern Colorado and northern Arizona primarily out of a terminal in Bloomfield, New Mexico, which is owned by Western Refining.

Principal Products
Set forth below is information regarding the principal products produced at our Navajo Refinery:

	Years Ended December 31,
	2014	2013	2012
Southwest Region (Navajo Refinery)
Sales of produced refined products:
Gasolines	54%	51%	51%
Diesel fuels	38%	39%	38%
Fuel oil	4%	6%	6%
Asphalt	1%	1%	2%
LPG and other	3%	3%	3%
Total	100%	100%	100%

Table of Content

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

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)

Facilities
The Cheyenne and the Woods Cross Refineries have crude oil processing capacities of 52,000 and 31,000 barrels per stream day, respectively. The Cheyenne Refinery processes heavy Canadian crudes as well as local sweet crudes such as that produced from the Bakken shale and similar resources. The Woods Cross Refinery processes regional sweet and black wax crude as well as Canadian sour crude oils into high-value light products. For 2014, gasoline and diesel fuel (excluding volumes purchased for resale) represented 56% and 33%, respectively, of our Rocky Mountain sales volumes.

The following table sets forth information about our Rocky Mountain region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2014	2013	2012
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	64,820	64,680	73,020
Refinery throughput (BPD) (2)	71,130	70,440	80,860
Refinery production (BPD) (3)	68,140	67,860	78,610
Sales of produced refined products (BPD)	68,520	68,870	77,550
Sales of refined products (BPD) (4)	72,390	72,280	80,980
Refinery utilization (5)	78.1%	77.9%	88.0%

Average per produced barrel (6)
Net sales	$107.51	$112.49	$116.44
Cost of products (7)	90.95	94.63	89.29
Refinery gross margin (8)	16.56	17.86	27.15
Refinery operating expenses (9)	10.20	8.65	6.91
Net operating margin (8)	$6.36	$9.21	$20.24

Refinery operating expenses per throughput barrel (10)	$9.83	$8.46	$6.63

Feedstocks:
Sweet crude oil	44%	43%	47%
Sour crude oil	2%	1%	1%
Heavy sour crude oil	30%	34%	31%
Black wax crude oil	15%	14%	11%
Other feedstocks and blends	9%	8%	10%
Total	100%	100%	100%

Footnote references are provided under our Consolidated Refinery Operating Data table on page 8.

The Cheyenne Refinery facility is located on a 255-acre site and is a fully integrated refinery with crude distillation, vacuum distillation, coking, FCC, HF alkylation, catalytic reforming, hydrodesulfurization of naphtha and distillates, butane isomerization, hydrogen production, sulfur recovery and product blending units. The operating units at the Cheyenne Refinery include both newly constructed units and older units that have been upgraded over the years. Supporting Infrastructure includes approximately 1.9 million barrels of feedstock and product tankage owned by HEP.

Table of Content

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

Engineering and construction continue on our previously announced expansion project to increase planned processing capacity to 45,000 BPSD at a cost currently expected to range between $350.0 million and $400.0 million. The expansion is expected to be completed in the fourth quarter of 2015. This project work includes a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. Further discussion of this project can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Liquidity and Capital Resources.

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

Markets and Competition
The Cheyenne Refinery primarily markets its products in eastern Colorado, including metropolitan Denver, eastern Wyoming and western Nebraska. Because of the location of the Cheyenne Refinery, we are able to sell a significant portion of its diesel directly from the truck rack at the refinery, therefore, eliminating transportation costs. The Cheyenne Refinery ships refined products via the Magellan pipeline serving Denver and Colorado Springs, Colorado.

Denver Market
The most competitive market for the Cheyenne Refinery is the Denver metropolitan area. Three other refineries supply the Denver market: Wyoming refineries near Rawlins and in Casper owned by Sinclair and a refinery in Denver owned by Suncor. Five product pipelines also supply Denver, including three from outside the region.

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

Principal Products
Set forth below is information regarding the principal products produced at our Cheyenne and Woods Cross Refineries:

Table of Content

	Years Ended December 31,
	2014	2013	2012
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Sales of produced refined products:
Gasolines	56%	56%	55%
Diesel fuels	33%	30%	32%
Jet fuels	—%	1%	—%
Fuel oil	1%	1%	2%
Asphalt	5%	5%	5%
LPG and other	5%	7%	6%
Total	100%	100%	100%

Crude Oil and Feedstock Supplies
Crude oil is transported to the Cheyenne Refinery from suppliers in Canada, Colorado, Nebraska, North Dakota and Montana via common carrier pipelines owned by Kinder Morgan, Plains and Suncor Energy, as well as by truck. The Woods Cross Refinery currently obtains crude oil from suppliers in Canada, Wyoming, Utah and Colorado as delivered via common carrier pipelines that originate in Canada, Wyoming and Colorado. We also receive crude oil via the SLC Pipeline, a joint venture common carrier pipeline in which HEP owns a 25% interest. Supplies of black wax crude oil are shipped via truck.

NK Asphalt Partners

We manufacture commodity and modified asphalt products at our manufacturing facilities located in Glendale, Arizona; Albuquerque, New Mexico; Artesia, New Mexico and Catoosa, Oklahoma. Our Albuquerque and Artesia facilities manufacture modified hot asphalt products and commodity emulsions from base asphalt materials provided by our refineries and third-party suppliers. Our Glendale facility manufactures modified hot asphalt products from base asphalt materials provided by our refineries and third-party suppliers. Our Catoosa facility manufactures specialty modified asphalt and commodity asphalt products. We market these asphalt products in Arizona, New Mexico, Oklahoma, Kansas, Missouri, Texas and northern Mexico. Our products are shipped via third-party trucking companies to commercial customers that provide asphalt based materials for commercial and government projects.

Other Assets

We own a 50% joint venture interest in Sabine Biofuels, a 30 million gallon per year biodiesel production facility located near Port Arthur, Texas.

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

HEP's recent acquisitions (2010 through present) are summarized below:

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

Table of Content

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

Transportation Agreements

Agreements with HEP
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring in 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of December 31, 2014, these agreements result in minimum annualized payments to HEP of $231.6 million.

Since HEP is a consolidated entity, our transactions with HEP including the transactions discussed above and fees paid under our transportation agreements with HEP and UNEV, a consolidated subsidiary of HEP, are eliminated and have no impact on our consolidated financial statements.

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

As of December 31, 2014, HEP's assets include:

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

•	approximately 910 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that deliver crude oil to our Navajo Refinery;

•	approximately 8 miles of refined product pipelines that support our Woods Cross Refinery located near Salt Lake City, Utah;

•	gasoline and diesel connecting pipelines that support our Tulsa East facility;

•	five intermediate product and gas pipelines between the Tulsa East and Tulsa West facilities; and

•	crude receiving assets located at our Cheyenne Refinery.

Refined Product Terminals and Refinery Tankage

•
four refined product terminals located in El Paso, Texas; Moriarty and Bloomfield, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1,200,000 barrels, that are integrated with HEP's refined product pipeline system that serves our Navajo Refinery;

•	one refined product terminal located in Spokane, Washington, with a capacity of approximately 400,000 barrels, that serves third-party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho, with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base;

Table of Content

•
two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with aggregate capacity of approximately 500,000 barrels, that are integrated with HEP's refined product pipelines that serve Alon's Big Spring, Texas refinery;

•
a refined product loading rack facility at each of our El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries, heavy product / asphalt loading rack facilities at our Tulsa East facility, Navajo Refinery Lovington facility and Cheyenne Refinery, LPG loading rack facilities at our El Dorado Refinery, Tulsa West facility and Cheyenne Refinery, lube oil loading racks at our Tulsa West facility and crude oil Leased Automatic Custody Transfer units located at our Cheyenne Refinery;

•	on-site crude oil tankage at our Tulsa, Navajo, Cheyenne and Woods Cross Refineries having an aggregate storage capacity of approximately 1,300,000 barrels; and

•	on-site refined and intermediate product tankage at our El Dorado, Tulsa and Cheyenne Refineries having an aggregate storage capacity of approximately 8,100,000 barrels.

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

Employees and Labor Relations
As of December 31, 2014, we had 2,686 employees, of which 899 are currently covered by collective bargaining agreements having various expiration dates between 2015 and 2018. We consider our employee relations to be good.

In early February 2015, we received communications from the United Steelworkers Union representing employees at our El Dorado and Woods Cross Refineries of its intention to commence a work stoppage in early May 2015 and could receive a similar communication from the United Steelworkers Union representing employees at our Cheyenne Refinery. We have plans allowing for the continued operations of all three refineries in the event the union does commence a work stoppage and believe such plans are adequate to allow continued operations of all three refineries.

Regulation
Refinery and pipeline operations are subject to numerous federal, state and local laws regulating the discharge of substances into the environment or otherwise relating to the protection of the environment. Permits or other authorizations are required under these laws for the operation of our refineries, pipelines and related facilities, and these permits and authorizations are subject to revocation, modification and renewal. Over the years, there have been ongoing communications, including notices of violations, about environmental matters between us and federal and state authorities, some of which have resulted or will result in changes to operating procedures and in capital expenditures. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, the results of our operations, and our capital requirements. We believe that our current operations are in substantial compliance with applicable federal, state, and local environmental laws, regulations, and permits.

Table of Content

Our operations and many of the products we manufacture are subject to certain requirements of the Federal Clean Air Act (“CAA”) as well as related state and local laws and regulations. Certain CAA regulatory programs applicable to our refineries require capital expenditures for the installation of certain air pollution control devices. Additionally, the EPA has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. In addition, in 2014, the EPA published a proposed rule that proposes amendments to two refinery standards already in effect: the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) from Petroleum Refineries and the NESHAP for Petroleum Refineries: Catalytic Cracking Units, Catalytic Reforming Units and Sulfur Recovery Units. The proposed rule would also amend emission requirements under the existing Petroleum Refinery New Source Performance Standard. Collectively, these proposed amendments would, among other things, require monitoring of air concentrations of benzene around the fenceline perimeter of refineries to assure that emissions are controlled and these results would be available to the public. The proposed amendments could also require upgraded emission controls for storage tanks and flares. These new proposals, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years.

Also, we are subject to the EPA's Control of Hazardous Air Pollutants from Mobile Sources (“MSAT2”) regulations that impose reductions in the benzene content of our produced gasoline. Our refineries currently purchase a portion of their benzene credits to meet these requirements. If economically justified, we could implement additional benzene reduction projects to eliminate the need to purchase benzene credits.

The Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 prescribe certain percentages of renewable fuels (e.g., ethanol and biofuels) that, where required, must be blended into our produced gasoline and diesel. Additional changes in fuel standards, called Tier 3 standards, to reduce vehicle emissions were finalized in 2014. These new requirements, other requirements of the CAA, and other presently existing or future environmental regulations may cause us to make substantial capital expenditures and purchase credits at significant cost to enable our refineries to produce products that meet applicable requirements.

Further regulatory requirements have emerged from concerns over the potential climate impacts of certain "greenhouse gases" such as carbon dioxide and methane. In response to a statutory directive, the EPA has promulgated rules requiring the reporting of greenhouse gas emissions. In 2010, the EPA promulgated regulations applying construction and operating permit requirements under the CAA's Prevention of Significant Deterioration and Title V programs to sources with potential greenhouse gas emissions above certain threshold levels. The EPA has also announced its intention to issue a New Source Performance Standard directly regulating greenhouse gas emissions from refineries, although recent statements from EPA Administrator McCarthy indicate that issuance of such Performance Standard is not imminent. Proposals both expanding and limiting the EPA's authority in this area continue to be considered in Congress. Litigation challenging the EPA's authority over greenhouse gas emissions also is pending in federal court.

Our operations are also subject to the Federal Clean Water Act (“CWA”), the Federal Safe Drinking Water Act (“SDWA”) and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in conformance with legal authorization, such as pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal, state and local governmental agencies. NPDES permits and analogous water discharge permits are valid for a maximum of five years and must be renewed. In 2014, the EPA, in conjunction with the Army Corps of Engineers, issued a proposed rule to define 'waters of the U.S.,' which could expand the regulatory reach of the existing clean water regulations. Finalizing this proposed rule, along with other regulatory activities the EPA is discussing, may necessitate additional expenditures in future years.

We generate wastes that may be subject to the Resource Conservation and Recovery Act and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. The EPA is currently working on several rulemakings that could impact how our refineries manage various waste streams. While these rulemakings are still in development, it does not appear that these rules will significantly impact our refineries.

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

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed of. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2014, we had an accrual of $104.5 million related to such environmental liabilities.

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

The headings provided in this Item 1A. are for convenience and reference purposes only and shall not affect or limit the extent or interpretation of the risk factors.

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

We do not produce crude oil and must purchase all our crude oil, the price of which fluctuates based upon worldwide and local market conditions. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond our control. For example, the reversal of certain existing pipelines or the construction of certain new pipelines transporting additional crude oil or refined products to markets that serve competing refineries could affect the market dynamic that has allowed us to take advantage of favorable pricing. Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and / or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, crude oil supply contracts are generally short-term contracts with market-responsive pricing provisions. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial condition and results of operations. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. For example, for the year ended December 31, 2014, we recorded a non-cash increase to cost of products sold in the amount of $397.5 million. Continued volatility in crude oil and refined products prices could result in additional lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover.

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

Table of Content

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

Refinery and pipeline operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances by pipeline, truck, rail and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of the environment. Permits or other authorizations are required under these laws for the operation of our refineries, pipelines and related operations, and these permits and authorizations are subject to revocation, modification and renewal or may require operational changes, which may involve significant costs. Furthermore, a violation of permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or refinery shutdowns. In addition, major modifications of our operations due to changes in the law could require changes to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. Over the years, there have been ongoing communications, including notices of violations, about environmental matters between us and federal and state authorities, some of which have resulted or will result in changes to operating procedures and in capital expenditures. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of our operations and capital requirements.

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

We cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. However, new environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. For example, the EPA has begun regulating certain sources of greenhouse gas emissions, or “GHGs,” (including carbon dioxide, methane and nitrous oxides) from large stationary sources like refineries under the authority of the CAA, and it is possible that Congress could pass federal legislation that creates a comprehensive GHG regulatory program, either directly or indirectly, such as via a federal renewal energy standard. Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect demand for our products and our results of operations.

Table of Content

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal CAA. For example, the EPA adopted rules that require certain large stationary sources to obtain permits to authorize emissions of GHGs. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions were, for the most part, upheld by the U.S. Supreme Court in 2014. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis. The EPA has also announced its intention to issue a New Source Performance Standard directly regulating GHG emissions from refineries, although recent statements from EPA Administrator McCarthy indicate that issuance of such Performance Standard is not imminent..

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

Table of Content

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

The availability and cost of renewable identification numbers could have an adverse effect on our financial condition and results of operations. In addition, the EPA has not yet finalized the 2014 percentage standards under its Renewable Fuel Standard 2 (“RFS2”) regulations.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS2 regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. We currently purchase RINs for some fuel categories on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS2. Recently, due in part to the nation's fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile with the price dramatically increasing in recognition of the decrease in RINs availability. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS2 on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS2 mandates, our financial condition and results of operations could be adversely affected. Additionally, the EPA has not yet finalized the 2014 percentage standards under its RFS2 program. When the EPA ultimately finalizes the required blending percentages for 2014, such levels could be higher or lower than amounts estimated and accrued for in our consolidated financial statements as of December 31, 2014.

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

Table of Content

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

The domestic and global financial markets and economic conditions are disrupted and volatile from time to time due to a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions and uncertainty in the financial services sector. In addition, the fixed-income markets have experienced periods of extreme volatility, which negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from these markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers. In addition, lending counterparties under any existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations, or we may experience a decrease in our capacity to issue debt or obtain commercial credit or a deterioration in our credit profile, including a rating agency lowering or withdrawing of our credit ratings if, in its judgment, the circumstances warrant. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be required to sell assets. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or construction projects, take advantage of other business opportunities or respond to competitive pressures, comply with regulatory requirements, or meet our short-term or long-term working capital requirements, any of which could have a material adverse effect on our revenues and results of operations. Failure to comply with regulatory requirements in a timely manner or meet our short-term or long-term working capital requirements could subject us to regulatory action.

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

For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” For risks related to HEP's business, see Item 1A of HEP's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Table of Content

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

Table of Content

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

Table of Content

Our credit facility contains certain covenants and restrictions that may constrain our business and financing activities.

The operating and financial restrictions and covenants in our credit facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our revolving credit facility imposes usual and customary requirements for this type of credit facility, including: (i) limitations on liens and indebtedness; (ii) a prohibition on changes in control and (iii) restrictions on engaging in mergers and consolidations. If we fail to satisfy the covenants set forth in the credit facility or another event of default occurs under the credit facility, the maturity of the loan could be accelerated or we could be prohibited from borrowing for our future working capital needs and issuing letters of credit. We might not have, or be able to obtain, sufficient funds to make these immediate payments. If we desire to undertake a transaction that is prohibited by the covenants in our credit facility, we will need to obtain consent under our credit facility. Such refinancing may not be possible or may not be available on commercially acceptable terms.

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

As of December 31, 2014, approximately 33% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

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

Frontier Refining LLC (“FR”), our wholly-owned subsidiary, completed certain environmental audits at the Cheyenne Refinery regarding compliance with federal and state environmental requirements. By letters dated October 5, 2012, November 7, 2012, and January 10, 2013, and pursuant to EPA's audit policy to the extent applicable, FR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting requirements, and provisions of a 2009 federal consent decree. By letters dated October 31, 2012, February 6, 2013, June 21, 2013, July 9, 2013 and July 25, 2013, and pursuant to applicable Wyoming audit statutes, FR submitted environmental audit reports to the Wyoming Department of Environmental Quality (“WDEQ”) voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery's state air permit and other environmental regulatory requirements. Additional self-disclosures and follow-up correspondence are anticipated as the audit activities are completed. No further action has been taken by either agency at this time. The Cheyenne Refinery also has one outstanding Notice of Violations issued in January 2013 that is subject to ongoing settlement negotiations with the WDEQ.

The Cheyenne Refinery received a letter from the EPA dated December 22, 2014, reviewing air emission incident reports submitted to the EPA during the period 2011 to 2013 and assessing a penalty for a number of these incidents. The Cheyenne Refinery reviewed the EPA's penalty assessment with legal counsel and has paid the penalty.

Between November 2010 and February 2012, certain of our subsidiaries submitted multiple reports to the EPA to voluntarily disclose non-compliance with fuels regulations at the Cheyenne, El Dorado, Navajo, Tulsa and Woods Cross refineries and at the Cedar City, Utah and Henderson, Colorado terminals. Our subsidiaries have complied with all EPA requests for additional information regarding the voluntary disclosures. The EPA and our subsidiaries are now engaged in settlement discussions with the EPA that may resolve the voluntarily disclosed non-compliance events.

On July 2, 2014, the Woods Cross Refinery received a letter issued by the U.S. EPA Region 8 dated June 26, 2014 describing certain instances where the Woods Cross Refinery may not be in compliance with the refinery's 2008 Consent Decree and calculating proposed stipulated penalties in accordance with that decree. The letter requested information and documentation setting forth Woods Cross's position on the EPA's assessment and further requested that Woods Cross provide reasons why the EPA's assessment may be incorrect. Woods Cross evaluated the EPA letter and submitted a response on July 29, 2014, explaining that many of the instances of apparent noncompliance are unwarranted and for those no penalty should be assessed. By letter dated February 10, 2015, the EPA considered the information provided by the Woods Cross Refinery and assessed a stipulated penalty that is less than $100,000.

Table of Content

In correspondence dated December 26, 2013, the Oklahoma Department of Environmental Quality (“ODEQ”) notified our Tulsa Refinery of allegations of noncompliance with certain regulations, permit conditions and consent decree provisions at the Tulsa East and West refineries. ODEQ intends to seek penalties for allegations of failure to meet various permit or consent decree requirements, including failure to timely install monitoring equipment on a Tulsa West refinery flare. On January 21, 2015, the ODEQ notified the Tulsa Refinery that no penalty would be assessed for the Tulsa West refinery flare issue. As a result, any penalties on the remaining issues are expected to be less than $100,000.

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

Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.” The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends declared per share and the trading volume of common stock for the periods indicated:

Years Ended December 31,	High	Low	Dividends	Trading Volume
2014
Fourth quarter	$46.47	$35.31	$0.82	152,657,400
Third quarter	$51.31	$42.76	$0.82	139,658,000
Second quarter	$53.42	$43.61	$0.82	152,909,200
First quarter	$50.74	$43.17	$0.80	174,540,200

2013
Fourth quarter	$50.63	$39.65	$0.80	230,186,600
Third quarter	$47.21	$38.98	$0.80	174,416,900
Second quarter	$52.87	$39.96	$0.80	229,246,900
First quarter	$59.20	$42.76	$0.80	217,439,700

In September 2014, our Board of Directors approved a $500 million share repurchase program authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The following table includes repurchases made under this program during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 2014	460,000	$43.29	460,000	$447,928,446
November 2014	80,000	$44.35	80,000	$444,380,840
December 2014	—	$—	—	$444,380,840
Total for October to December 2014	540,000		540,000

In February 2015, our Board of Directors approved a $500 million share repurchase program, which replaced all existing share repurchase programs including approximately $425 million remaining under the existing $500 million share repurchase program. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors.

As of February 9, 2015, we had approximately 124,680 stockholders, including beneficial owners holding shares in street name.

We intend to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors. Our senior notes limit the payment of dividends at any time we are not rated investment grade by both Moody's and Standard & Poor's. See Note 11 “Debt” in the Notes to Consolidated Financial Statements.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
FINANCIAL DATA (1)
For the period
Sales and other revenues	$19,764,327	$20,160,560	$20,090,724	$15,439,528	$8,322,929
Income before income taxes (2)	467,500	1,159,399	2,787,995	1,641,695	192,363
Income tax provision	141,172	391,576	1,027,962	581,991	59,312
Net income	326,328	767,823	1,760,033	1,059,704	133,051
Less net income attributable to noncontrolling interest	45,036	31,981	32,861	36,307	29,087
Net income attributable to HollyFrontier stockholders	$281,292	$735,842	$1,727,172	$1,023,397	$103,964
Earnings per share attributable to HollyFrontier stockholders - basic	$1.42	$3.66	$8.41	$6.46	$0.98
Earnings per share attributable to HollyFrontier stockholders - diluted	$1.42	$3.64	$8.38	$6.42	$0.97
Cash dividends declared per common share	$3.26	$3.20	$3.10	$1.34	$0.30
Average number of common shares outstanding:
Basic	197,243	200,419	204,379	157,948	106,436
Diluted	197,428	201,234	205,274	158,756	107,218

Net cash provided by operating activities	$758,596	$869,174	$1,662,687	$1,338,391	$283,255
Net cash provided by (used for) investing activities	$(292,322)	$(526,735)	$(711,104)	$228,494	$(213,232)
Net cash provided by (used for) financing activities	$(838,392)	$(1,160,035)	$(772,788)	$(217,082)	$34,482

At end of period
Cash, cash equivalents and investments in marketable securities	$1,042,095	$1,665,263	$2,393,401	$1,840,610	$230,444
Working capital	$1,531,595	$2,221,954	$2,815,821	$2,030,063	$313,580
Total assets	$9,230,640	$10,056,739	$10,328,997	$9,576,243	$3,049,951
Total debt (3)	$1,054,890	$997,519	$1,336,238	$1,214,742	$810,561
Total equity	$6,100,719	$6,609,398	$6,642,658	$5,835,900	$1,288,139

(1)
We merged with Frontier on July 1, 2011. Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011. See “Company Overview” under Items 1 and 2, “Business and Properties” for information on our merger.

(2)	Reflects a non-cash lower of cost or market inventory valuation adjustment charge of $397.5 million for the year ended December 31, 2014.

(3)	Includes total HEP debt of $867.6 million, $807.6 million, $864.7 million, $525.9 million and $482.3 million, respectively, which is non-recourse to HollyFrontier.

Table of Content

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the year ended December 31, 2014, net income attributable to HollyFrontier stockholders was $281.3 million compared to $735.8 million and $1,727.2 million for the years ended December 31, 2013, and 2012, respectively. Overall gross refining margins per produced product sold for 2014 decreased 13% and 44% over the respective years ended December 31, 2013 and 2012, which was due principally to significant contraction in WTI to Brent crude differentials. Additionally, net income for the year ended December 31, 2014 reflects a $397.5 million ($244.0 million after-tax) non-cash charge to adjust the value of our inventory to the lower of cost or market at December 31, 2014.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). We expect continued volatility in the pricing relationship between inland and coastal crude. After reaching parity in early 2015, we've already recently witnessed the inland/coastal crude differential widen to more than $9.00 per barrel. We believe new inbound pipeline capacity, current storage economics and upcoming refinery maintenance activity should continue to drive Cushing inventories higher and spreads wider throughout 2015.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS2 regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. The price of RINs may be extremely volatile as observed in 2013, when prices escalated sharply due to real or perceived future shortages in RINs. Although our RINs costs remain material, the price of RINs has decreased significantly from 2013 highs, due in part to regulatory easing of the 2014 annual Renewable Volume Obligation, or RVO. As of December 31, 2014, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements. Additionally, the EPA has not yet finalized the 2014 percentage standards under its RFS2 program. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS2 will impact our future results of operations.

A more detailed discussion of our financial and operating results for the years ended December 31, 2014, 2013 and 2012 is presented in the following sections.

Table of Content

Results Of Operations

Financial Data

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Sales and other revenues	$19,764,327	$20,160,560	$20,090,724
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	17,228,385	17,392,227	15,840,643
Lower of cost or market inventory valuation adjustment	397,478	—	—
	17,625,863	17,392,227	15,840,643
Operating expenses (exclusive of depreciation and amortization)	1,144,940	1,090,850	994,966
General and administrative expenses (exclusive of depreciation and amortization)	114,609	127,963	128,101
Depreciation and amortization	363,381	303,446	242,868
Total operating costs and expenses	19,248,793	18,914,486	17,206,578
Income from operations	515,534	1,246,074	2,884,146
Other income (expense):
Earnings (loss) of equity method investments	(2,007)	(2,072)	2,923
Interest income	4,430	5,556	4,786
Interest expense	(43,646)	(68,050)	(104,186)
Loss on early extinguishment of debt	(7,677)	(22,109)	—
Gain on sale of assets	866	—	326
	(48,034)	(86,675)	(96,151)
Income before income taxes	467,500	1,159,399	2,787,995
Income tax provision	141,172	391,576	1,027,962
Net income	326,328	767,823	1,760,033
Less net income attributable to noncontrolling interest	45,036	31,981	32,861
Net income attributable to HollyFrontier stockholders	$281,292	$735,842	$1,727,172
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.42	$3.66	$8.41
Diluted	$1.42	$3.64	$8.38
Cash dividends declared per common share	$3.26	$3.20	$3.10
Average number of common shares outstanding:
Basic	197,243	200,419	204,379
Diluted	197,428	201,234	205,274

Other Financial Data

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$758,596	$869,174	$1,662,687
Net cash used for investing activities	$(292,322)	$(526,735)	$(711,104)
Net cash used for financing activities	$(838,392)	$(1,160,035)	$(772,788)
Capital expenditures	$564,821	$425,127	$335,263
EBITDA (1)	$832,738	$1,515,467	$3,097,402

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

Table of Content

to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

Our operations are organized into two reportable segments, Refining and HEP. See Note 19 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

Refining Operating Data

Our refinery operations include the El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries. The following tables set forth information, including non-GAAP performance measures about our consolidated refinery operations. The cost of products and refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

	Years Ended December 31,
	2014	2013	2012
Consolidated
Crude charge (BPD) (1)	406,180	387,520	415,210
Refinery throughput (BPD) (2)	436,400	424,780	453,740
Refinery production (BPD) (3)	425,010	413,820	442,730
Sales of produced refined products (BPD)	420,990	410,730	431,060
Sales of refined products (BPD) (4)	461,640	446,390	443,620
Refinery utilization (5)	91.7%	87.5%	93.7%

Average per produced barrel (6)
Net sales	$110.19	$115.60	$119.48
Cost of products (7)	96.21	99.61	94.59
Refinery gross margin (8)	13.98	15.99	24.89
Refinery operating expenses (9)	6.38	6.15	5.49
Net operating margin (8)	$7.60	$9.84	$19.40

Refinery operating expenses per throughput barrel (10)	$6.16	$5.95	$5.22

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Excludes lower of cost or market inventory valuation adjustment of $397.5 million for the year ended December 31, 2014.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization and pension settlement costs.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization and pension settlement costs, divided by refinery throughput.

Results of Operations – Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2014 was $281.3 million ($1.42 per basic and diluted share), a $454.6 million decrease compared to $735.8 million ($3.66 per basic and $3.64 per diluted share) for the year ended December 31, 2013. Net income decreased due principally to a non-cash lower of cost or market inventory valuation charge of $244.0 million, net of tax, and a year-over-year decrease in refining margins. Refinery gross margins for the year ended December 31, 2014 decreased to $13.98 per produced barrel from $15.99 for the year ended December 31, 2013.

Table of Content

Sales and Other Revenues
Sales and other revenues decreased 2% from $20,160.6 million for the year ended December 31, 2013 to $19,764.3 million for the year ended December 31, 2014 due to a decrease in year-over-year sales prices, partially offset by higher refined product sales volumes. The average sales price we received per produced barrel sold decreased 5% from $115.60 for the year ended December 31, 2013 to $110.19 for the year ended December 31, 2014. Sales and other revenues for the years ended December 31, 2014 and 2013 include $57.3 million and $53.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold decreased 1% from $17,392.2 million for the year ended December 31, 2013 to $17,228.4 million for the year ended December 31, 2014, due principally to a decrease in year-over-year crude costs, partially offset by higher refined product sales volumes. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 3% from $99.61 for the year ended December 31, 2013 to $96.21 for the year ended December 31, 2014.

Lower of Cost or Market Inventory Valuation Adjustment
For the year ended December 31, 2014, we recorded a $397.5 million non-cash charge against income from operations to adjust the value of our inventory to the lower of cost or market at December 31, 2014. This is attributable to a significant decrease in market prices for crude oil and refined products at December 31, 2014. There was no comparable inventory valuation adjustment for the year ended December 31, 2013.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 13% from $15.99 for the year ended December 31, 2013 to $13.98 for the year ended December 31, 2014. This was due to a decrease in average per barrel sales prices for refined products sold, partially offset by decreased crude oil and feedstock prices for the current year. Gross refinery margin per produced barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 5% from $1,090.9 million for the year ended December 31, 2013 to $1,144.9 million for the year ended December 31, 2014 due principally to higher year-over-year repair and maintenance and fuel costs and increased environmental accruals, partially offset by $31.7 million in pension settlement costs incurred during 2013. For the years ended December 31, 2014 and 2013, operating expenses include $103.4 million and $95.7 million, respectively, in costs attributable to HEP operations.

General and Administrative Expenses
General and administrative expenses decreased 10% from $128.0 million for the year ended December 31, 2013 to $114.6 million for the year ended December 31, 2014 due principally to lower incentive compensation expense during the current year, and the effects of $4.5 million in pension settlement costs incurred in 2013. For the years ended December 31, 2014 and 2013, general and administrative expenses include $8.5 million and $9.4 million, respectively, in costs attributable to HEP operations.

Depreciation and Amortization Expenses
Depreciation and amortization increased 20% from $303.4 million for the year ended December 31, 2013 to $363.4 million for the year ended December 31, 2014. The increase was due principally to depreciation and amortization attributable to capitalized improvement projects, capitalized refinery turnaround costs and accelerated depreciation of assets no longer in operation. For the years ended December 31, 2014 and 2013, depreciation and amortization expenses include $60.5 million and $64.7 million, respectively, in costs attributable to HEP operations.

Interest Income
Interest income for the year ended December 31, 2014 was $4.4 million compared to $5.6 million for the year ended December 31, 2013. This decrease was due to lower investment levels in marketable debt securities during the current year period.

Interest Expense
Interest expense was $43.6 million for the year ended December 31, 2014 compared to $68.1 million for the year ended December 31, 2013. This decrease was due to lower year-over-year debt levels. For the years ended December 31, 2014 and 2013, interest expense included $36.1 million and $46.8 million, respectively, in interest costs attributable to HEP operations.

Table of Content

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

Income Taxes
For the year ended December 31, 2014, we recorded income tax expense of $141.2 million compared to $391.6 million for the year ended December 31, 2013. This decrease was due principally to lower pre-tax earnings during the year ended December 31, 2014 compared to 2013. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 30.2% and 33.8% for the years ended December 31, 2014 and 2013, respectively.

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

Sales and Other Revenues
Sales and other revenues increased slightly from $20,090.7 million for the year ended December 31, 2012 to $20,160.6 million for the year ended December 31, 2013 due to higher refined product sales volumes, partially offset by a decrease in year-over-year sales prices. The average sales price we received per produced barrel sold decreased 3% from $119.48 for the year ended December 31, 2012 to $115.60 for the year ended December 31, 2013. Refined product sales volumes for 2013 reflected higher volumes of purchased products, comprising 8% of total refined products sales compared to 3% for the year ended December 31, 2012 due to a decrease in refinery production and corresponding sales volumes of produced product as a result of planned turnaround and maintenance projects at our refineries and other unplanned refinery outages during 2013. Sales and other revenues for the years ended December 31, 2013 and 2012 include $53.4 million and $47.6 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Cost of products sold increased 10% from $15,840.6 million for the year ended December 31, 2012 to $17,392.2 million for the year ended December 31, 2013, due principally to higher refined product sales volumes and crude costs for 2013. The sales volume increase is attributable to higher sales volumes of purchased products caused in part, by planned turnaround projects and unplanned refinery outages during the year ended December 31, 2013. The average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place increased 5% from $94.59 for the year ended December 31, 2012 to $99.61 for the year ended December 31, 2013.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 36% from $24.89 for the year ended December 31, 2012 to $15.99 for the year ended December 31, 2013. This was due to a decrease in average per barrel sales prices for refined products sold combined with increased crude oil and feedstock prices for 2013. Gross refinery margin per produced barrel does not include the effects of depreciation and amortization.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 10% from $995.0 million for the year ended December 31, 2012 to $1,090.9 million for the year ended December 31, 2013 due principally to higher repair and maintenance and fuel costs during 2013 and $31.7 million in pension settlement costs, partially offset by a decrease in environmental remediation costs. For the years ended December 31, 2013 and 2012, operating expenses include $95.7 million and $88.9 million, respectively, in costs attributable to HEP operations.

Table of Content

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

Interest Income
Interest income for the year ended December 31, 2013 was $5.6 million compared to $4.8 million for the year ended December 31, 2012. This increase was due to interest received on increased investments in marketable debt securities during 2013.

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

Income Taxes
For the year ended December 31, 2013, we recorded income tax expense of $391.6 million compared to $1,028.0 million for the year ended December 31, 2012. This decrease was due principally to lower pre-tax earnings during the year ended December 31, 2013 compared to 2012. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 33.8% and 36.9% for the years ended December 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
On July 1, 2014, we entered into a new $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”) and contemporaneously terminated our previous $1 billion senior secured revolving credit agreement. The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At December 31, 2014, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.7 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $650 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At December 31, 2014, HEP was in compliance with all of its covenants, had outstanding borrowings of $571.0 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 11 "Debt" in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

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

As of December 31, 2014, our cash, cash equivalents and investments in marketable securities totaled $1.0 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In September 2014, our Board of Directors approved a $500 million share repurchase program authorizing us to repurchase common stock in the open market or through privately negotiated transactions. As of December 31, 2014, we had remaining authorization to repurchase up to $444.4 million under this stock repurchase program.

In February 2015, our Board of Directors approved a $500 million share repurchase program, which replaced all existing share repurchase programs including approximately $425.0 million remaining under the existing $500 million share repurchase program. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $372.1 million for the year ended December 31, 2014. Net cash used for investing and financing activities of $292.3 million and $838.4 million, respectively, exceeded net cash provided by operating activities of $758.6 million. Working capital decreased by $690.4 million during the year ended December 31, 2014.

Cash Flows – Operating Activities

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash flows provided by operating activities were $758.6 million for the year ended December 31, 2014 compared to $869.2 million for the year ended December 31, 2013, a decrease of $110.6 million. Net income for the year ended December 31, 2014 was $326.3 million, a decrease of $441.5 million compared to $767.8 million for the year ended December 31, 2013. Non-cash adjustments to net income consisting of lower of cost or market inventory valuation adjustment, depreciation and amortization, loss of equity method investments, inclusive of distributions, write-offs of unamortized discounts on the early extinguishments of debt, gain on sale of assets, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and loss on settlement of retirement benefit obligations, net of contributions totaled $580.0 million for the year ended December 31, 2014 compared to $430.4 million for the same period in 2013. Changes in working capital items decreased cash flows by $64.1 million for the year ended December 31, 2014 compared to $157.0 million for the year ended December 31, 2013. Additionally, for the year ended December 31, 2014, turnaround expenditures decreased to $96.8 million from $193.9 million for the same period of 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash flows provided by operating activities were $869.2 million for the year ended December 31, 2013 compared to $1,662.7 million for the year ended December 31, 2012, a decrease of $793.5 million. Net income for the year ended December 31, 2013 was $767.8 million, a decrease of $992.2 million compared to $1,760.0 million for the year ended December 31, 2012. Non-cash adjustments to net income consisting of depreciation and amortization, loss of equity method investments, inclusive of distributions, the write-off of an unamortized discount on the early extinguishment of debt, gain on sale of assets, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and loss on settlement of retirement benefit obligations, net of contributions totaled $430.4 million for the year ended December 31, 2013 compared to $410.7 million for the same period in 2012. Changes in working capital items decreased cash flows by $157.0 million for the year ended December 31, 2013 compared to $398.0 million for the year ended December 31, 2012. Additionally, for the year ended December 31, 2013, turnaround expenditures increased to $193.9 million from $159.7 million for the same period of 2012.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash flows used for investing activities were $292.3 million for the year ended December 31, 2014 compared to $526.7 million for the year ended December 31, 2013, a decrease of $234.4 million. Cash expenditures for properties, plants and equipment for 2014 increased to $564.8 million from $425.1 million for the same period in 2013. These include HEP capital expenditures of $79.8 million and $51.9 million for the years ended December 31, 2014 and 2013, respectively. We received proceeds of $16.6 million and $7.8 million from the sale of assets during the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2013, we acquired trucking operations for $11.3 million. Also for the years ended December 31, 2014 and 2013, we invested $1,025.6 million and $935.5 million, respectively, in marketable securities and received proceeds of $1,276.4 million and $846.1 million, respectively, from the sale or maturity of marketable securities.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash flows used for investing activities were $526.7 million for the year ended December 31, 2013 compared to $711.1 million for the year ended December 31, 2012, a decrease of $184.4 million. Cash expenditures for properties, plants and equipment for 2013 increased to $425.1 million from $335.3 million for the same period in 2012. These include HEP capital expenditures of $51.9 million and $44.9 million for the years ended December 31, 2013 and 2012, respectively. In addition, for the year ended December 31, 2013, we received proceeds of $7.8 million from the sale of property and equipment and acquired trucking operations for $11.3 million. Also for the years ended December 31, 2013 and 2012, we invested $935.5 million and $671.6 million, respectively, in marketable securities and received proceeds of $846.1 million and $297.7 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2015 is $137.0 million including both sustaining capital and major capital projects. We expect to spend approximately $600.0 million to $650.0 million in cash for capital projects appropriated in 2015 and prior years. In addition, we expect to spend approximately $45.0 million on refinery turnarounds and $27.0 million on tank work. Refinery turnaround spending is amortized over the useful life of the turnaround. Our new capital appropriation for 2015 and expected cash spending is as follows:

	New Appropriation	Expected Cash Spending Range
	(In millions)
Location:
El Dorado	$17.0	$145.0	–	$157.0
Tulsa	43.0	97.0	–	105.0
Navajo	19.0	37.0	–	40.0
Cheyenne	25.0	94.0	–	102.0
Woods Cross	14.0	208.0	–	225.0
Corporate and Other	19.0	19.0	–	21.0
Total	$137.0	$600.0	–	$650.0

Type:
Sustaining	$93.0	$113.0	–	$123.0
Reliability and Growth	13.0	312.0	–	338.0
Compliance and Safety	31.0	175.0	–	189.0
Total	$137.0	$600.0	–	$650.0

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

El Dorado Refinery
Capital projects at the El Dorado Refinery include naphtha fractionation and an additional hydrogen plant. They also include the installation of an FCC gasoline hydrotreater in order to meet Tier 3 gasoline requirements. Continuing project work is planned to include upgrades to the crude unit desalter and a new tail gas treatment unit to reduce air emissions in compliance with the El Dorado Refinery's existing EPA consent decree.

Tulsa Refineries
Capital spending for the Tulsa Refineries in 2015 includes previously approved capital appropriations for numerous infrastructure upgrades, including a project to improve FCC yields. Spending on maintenance capital items and general improvements continues at an elevated level at the Tulsa Refineries due to lower maintenance capital expenditures made prior to HollyFrontier's purchase of the facilities.

Navajo Refinery
The Navajo Refinery capital spending in 2015 will be principally directed towards previously approved capital appropriations as well as maintenance capital spending. Included among previously approved capital projects is a $25.0 million upgrade to the Navajo Refinery's waste water treatment system.

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

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2015 HEP capital budget is comprised of $10.0 million for maintenance capital expenditures and $73.0 million for expansion capital expenditures.

Table of Content

Cash Flows – Financing Activities

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash flows used for financing activities were $838.4 million for the year ended December 31, 2014 compared to $1,160.0 million for the year ended December 31, 2013, a decrease of $321.6 million. During the year ended December 31, 2014, we purchased $158.8 million in common stock, paid $647.2 million in dividends and recognized $2.0 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $642.3 million and repaid $434.3 million under the HEP Credit Agreement, paid $156.2 million upon the redemption of HEP's 8.25% senior notes and paid distributions of $78.2 million to noncontrolling interests. During the year ended December 31, 2013, we received $73.4 million from the sale of HEP common units, purchased $225.0 million in common stock, paid $645.9 million in dividends, paid $301.0 million upon the redemption of our 9.875% senior notes and recognized $2.6 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $310.6 million and repaid $368.6 million under the HEP Credit Agreement, paid distributions of $71.2 million to noncontrolling interests and received proceeds of $73.4 million upon its March 2013 common unit offering.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash flows used for financing activities were $1,160.0 million for the year ended December 31, 2013 compared to $772.8 million for the year ended December 31, 2012, an increase of $387.2 million. During the year ended December 31, 2013, we received $73.4 million from the sale of HEP common units, purchased $225.0 million in common stock, paid $645.9 million in dividends, paid $301.0 million upon the redemption of our 9.875% senior notes and recognized $2.6 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $310.6 million and repaid $368.6 million under the HEP Credit Agreement, paid distributions of $71.2 million to noncontrolling interests and received proceeds of $73.4 million upon its March 2013 common unit offering. During the year ended December 31, 2012, we purchased $209.6 million in common stock, paid $658.1 million in dividends, paid $205.0 million in principal on our 9.875% senior notes and recognized $23.4 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $294.8 million in net proceeds upon the issuance of the HEP 6.5% senior notes, paid $185.0 million in principal on the HEP 6.25% senior notes, received $587.0 million and repaid $366.0 million under the HEP Credit Agreement and paid distributions of $58.8 million to noncontrolling interests. Additionally, UNEV joint venture partner contributions of $6.0 million were received during the year ended December 31, 2012.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2014 in total and by period due beginning in 2015. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” Also, the table below does not reflect renewal options on our operating leases that are likely to be exercised.

		Payments Due by Period
Contractual Obligations and Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
HollyFrontier Corporation (1)
Long-term debt - principal (2)	$183,167	$1,880	$4,514	$155,745	$21,028
Long-term debt - interest (3)	64,065	14,233	27,711	15,307	6,814
Supply agreements (4)	4,049,303	332,626	995,790	837,367	1,883,520
Transportation and storage agreements (5)	1,186,720	157,931	248,432	194,086	586,271
Other long-term obligations	25,110	12,932	12,153	25	—
Operating leases	87,827	22,573	36,801	20,234	8,219
	5,596,192	542,175	1,325,401	1,222,764	2,505,852

Holly Energy Partners
Long-term debt - principal (6)	871,000	—	—	571,000	300,000
Long-term debt - interest (7)	156,795	31,886	63,773	51,386	9,750
Pipeline operating and right of way leases	17,972	6,928	10,462	316	266
Other agreements	13,823	1,785	3,388	2,356	6,294
	1,059,590	40,599	77,623	625,058	316,310
Total	$6,655,782	$582,774	$1,403,024	$1,847,822	$2,822,162

Table of Content

(1)
Amounts shown do not include commitments to deliver barrels of crude oil held for other parties at our refineries. We periodically hold crude oil owned by third parties in the storage tanks at our refineries, which may be run through production. We will be obligated to deliver these stored barrels of crude oil upon the other party's request.

(2)	Our long-term debt consists of the $150.0 million principal balance on our 6.875% senior notes and a long-term financing obligation having a principal balance of $33.2 million at December 31, 2014.

(3)	Interest payments consist of interest on our 6.875% senior notes and on our long-term financing obligation.

(4)
We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2015 and 2025 using current market rates. Additionally, commitments include purchases of 20,000 BPD of crude oil under a 10-year agreement to supply our Woods Cross Refinery that is expected to commence upon completion of our expansion project in the fourth quarter of 2015.

(5)
Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2015 and 2033.

(6)
HEP's long-term debt consists of the $300.0 million principal balance on the 6.5% HEP senior notes and $571.0 million of outstanding borrowings under the HEP Credit Agreement. The HEP Credit Agreement expires in 2018.

(7)
Interest payments consist of interest on the 6.5% HEP senior notes and interest on long-term debt under the HEP Credit Agreement. Interest on the HEP Credit Agreement debt is based on the weighted average rate of 2.15% at December 31, 2014.

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

Derivative Instruments
We have commodity price swap, interest rate swap and NYMEX futures contracts that are measured at fair value and recognized as other assets or liabilities in our consolidated balance sheets. Changes in fair value to derivative instruments are recognized in earnings unless specific hedge accounting criteria is met. Derivatives meeting certain hedge accounting criteria are designated as “accounting hedges” and changes in fair value are recorded directly to other comprehensive income. These gains or losses are reclassified to earnings as the hedging instruments mature. Also, on a quarterly basis, hedge ineffectiveness on our accounting hedges is measured by comparing the change in fair value of the derivative contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is recognized in earnings. See Note 12 “Derivative Instruments and Hedging Activities” in the Notes to Consolidated Financial Statements.

Inventory Valuation
Our crude oil and refined product inventories are stated at the lower of cost or market. Cost is determined using the LIFO inventory valuation methodology and market is determined using current replacement costs. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years when inventory volumes decline and result in charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2014, market values had fallen below historical LIFO inventory costs and, as a result, we recognized a non-cash pretax loss of $397.5 million. Such losses are subject to reversal in subsequent periods, not to exceed historical LIFO costs, if prices recover.

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

Table of Content

some units continue to operate while others are down for maintenance. We record the costs of turnarounds as deferred charges and amortize the deferred costs over the expected periods of benefit.

Long-lived Assets
We calculate depreciation and amortization based on estimated useful lives of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset's carrying value exceeds its fair value, which is generally determined under an income approach using forecasted cash flows associated with the underlying asset. Estimates of future cash flows require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2014, 2013 and 2012.

Goodwill
We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment.

We performed our annual goodwill impairment testing as of July 1, 2014, which entailed an assessment of our reporting unit fair values relative to their respective carrying values that were derived using a combination of both income and market approaches. Our income approach utilizes the discounted future expected cash flows and has an 80% weighting. Our market approach, which includes both the guideline public company and guideline transaction methods, each having a 10% weighting, utilizes pricing multiples derived from historical market transactions of similar assets. Our discounted cash flows reflect estimates of future cash flows based on both historical and forward crack-spreads, forecasted production levels, operating costs and capital expenditures. Our goodwill is allocated by reporting unit as follows: El Dorado, $1.7 billion; Cheyenne, $0.3 billion; and HEP, $0.3 billion. Based on our testing as of July 1, 2014, the fair value of our Cheyenne reporting unit exceeded its carrying cost by slightly less than 20%, and the fair value of our El Dorado and HEP reporting units exceeded their respective carrying values by a much larger percentage. There were no impairments of goodwill during the years December 31, 2014, 2013 and 2012.

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

Environmental Costs
Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates are undiscounted and require judgment with respect to costs, time frame and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

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

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS2 regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. The EPA has not yet finalized the 2014 percentage standards under its RFS2 program. The estimated quantity of renewable fuels or RINs that we are required to purchase and that have been accrued for as of and for the year ended December 31, 2014 are based on quantities proposed by the EPA in November 2013.

Table of Content

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

As of December 31, 2014, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Natural gas price swap - long	57,600,000	19,200,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	28,800,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI price swap - long	5,475,000	5,475,000	—	—	Barrels
Ultra-low sulfur diesel price swap - short	4,380,000	4,380,000	—	—	Barrels
WTI basis spread price swap - long	4,015,000	4,015,000	—	—	Barrels
NYMEX futures (WTI) - short	2,058,000	2,058,000	—	—	Barrels
The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at December 31,
Commodity-based Derivative Contracts	2014	2013
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$11,947	$69,228

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of December 31, 2014, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of December 31, 2014, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having

Table of Content

an interest rate of 0.74% plus an applicable margin of 2.00% as of December 31, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of December 31, 2014 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$150,000	$155,250	$3,100
HEP Senior Notes	$300,000	$291,000	$8,495

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2014, outstanding borrowings under the HEP Credit Agreement were $571.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 2.87%. For the remaining unhedged Credit Agreement borrowings of $266.0 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

At December 31, 2014, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Table of Content

measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income attributable to HollyFrontier stockholders	$281,292	$735,842	$1,727,172
Add income tax provision	141,172	391,576	1,027,962
Add interest expense (1)	51,323	90,159	104,186
Subtract interest income	(4,430)	(5,556)	(4,786)
Add depreciation and amortization	363,381	303,446	242,868
EBITDA	$832,738	$1,515,467	$3,097,402

(1) Includes loss on early extinguishment of debt of $7.7 million and $22.1 million for the years ended December 31, 2014 and 2013, respectively.

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

Refinery gross margin per barrel is the difference between average net sales price and average cost of products per barrel of produced refined products. Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. These two margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. Each of these component performance measures can be reconciled directly to our consolidated statements of income.

Other companies in our industry may not calculate these performance measures in the same manner.

Refinery Gross and Net Operating Margins

Below are reconciliations to our consolidated statements of income for (i) net sales, cost of products (exclusive of lower of cost or market inventory valuation adjustment) and operating expenses, in each case averaged per produced barrel sold, and (ii) net operating margin and refinery gross margin. Due to rounding of reported numbers, some amounts may not calculate exactly.

Table of Content

Reconciliation of produced product sales to total sales and other revenues

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$110.19	$115.60	$119.48
Times sales of produced refined products (BPD)	420,990	410,730	431,060
Times number of days in period	365	365	366
Produced refined product sales	$16,931,944	$17,330,342	$18,850,116

Total produced refined product sales	$16,931,944	$17,330,342	$18,850,116
Add refined product sales from purchased products and rounding (1)	1,566,925	1,581,395	572,206
Total refined product sales	18,498,869	18,911,737	19,422,322
Add direct sales of excess crude oil (2)	1,060,354	1,052,915	505,971
Add other refining segment revenue (3)	147,002	140,791	114,662
Total refining segment revenue	19,706,225	20,105,443	20,042,955
Add HEP segment sales and other revenues	332,626	307,053	288,501
Add corporate and other revenues	2,103	1,314	1,048
Subtract consolidations and eliminations	(276,627)	(253,250)	(241,780)
Sales and other revenues	$19,764,327	$20,160,560	$20,090,724

Reconciliation of average cost of products per produced barrel sold to cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$96.21	$99.61	$94.59
Times sales of produced refined products (BPD)	420,990	410,730	431,060
Times number of days in period	365	365	366
Cost of products for produced products sold	$14,783,758	$14,933,178	$14,923,271

Total cost of products for produced products sold	$14,783,758	$14,933,178	$14,923,271
Add refined product costs from purchased products and rounding (1)	1,572,944	1,553,476	572,755
Total cost of refined products sold	16,356,702	16,486,654	15,496,026
Add crude oil cost of direct sales of excess crude oil (2)	1,030,235	1,048,224	492,790
Add other refining segment cost of products sold (4)	113,664	106,241	90,132
Total refining segment cost of products sold	17,500,601	17,641,119	16,078,948
Subtract consolidations and eliminations	(272,216)	(248,892)	(238,305)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$17,228,385	$17,392,227	$15,840,643

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.38	$6.15	$5.49
Times sales of produced refined products (BPD)	420,990	410,730	431,060
Times number of days in period	365	365	366
Refinery operating expenses for produced products sold	$980,359	$921,986	$866,146

Total refinery operating expenses for produced products sold	$980,359	$921,986	$866,146
Add refining segment pension settlement costs	—	31,657	—
Add other refining segment operating expenses and rounding (5)	42,810	39,812	37,231
Total refining segment operating expenses	1,023,169	993,455	903,377
Add HEP segment operating expenses	104,801	97,081	89,395
Add corporate and other costs	18,402	1,739	2,721
Subtract consolidations and eliminations	(1,432)	(1,425)	(527)
Operating expenses (exclusive of depreciation and amortization)	$1,144,940	$1,090,850	$994,966

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$7.60	$9.84	$19.40
Add average refinery operating expenses per produced barrel	6.38	6.15	5.49
Refinery gross margin per barrel	13.98	15.99	24.89
Add average cost of products per produced barrel sold	96.21	99.61	94.59
Average sales price per produced barrel sold	$110.19	$115.60	$119.48
Times sales of produced refined products sold (BPD)	420,990	410,730	431,060
Times number of days in period	365	365	366
Produced refined product sales	$16,931,944	$17,330,342	$18,850,116

Total produced refined product sales	$16,931,944	$17,330,342	$18,850,116
Add refined product sales from purchased products and rounding (1)	1,566,925	1,581,395	572,206
Total refined product sales	18,498,869	18,911,737	19,422,322
Add direct sales of excess crude oil (2)	1,060,354	1,052,915	505,971
Add other refining segment revenue (3)	147,002	140,791	114,662
Total refining segment revenue	19,706,225	20,105,443	20,042,955
Add HEP segment sales and other revenues	332,626	307,053	288,501
Add corporate and other revenues	2,103	1,314	1,048
Subtract consolidations and eliminations	(276,627)	(253,250)	(241,780)
Sales and other revenues	$19,764,327	$20,160,560	$20,090,724

(1)	We purchase finished products when opportunities arise that provide a profit on the sale of such products, or to meet delivery commitments.

(2)
We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as inventory and then upon sale as cost of products sold. Additionally, at times we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at cost.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2014 using the criteria for effective control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concludes that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. That report appears on page 53.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of HollyFrontier Corporation

We have audited HollyFrontier Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the “COSO criteria”). HollyFrontier Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on its Assessment of the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, HollyFrontier Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HollyFrontier Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014 and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of HollyFrontier Corporation

We have audited the accompanying consolidated balance sheets of HollyFrontier Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HollyFrontier Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HollyFrontier Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas
February 25, 2015

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents (HEP: $2,830 and $6,352, respectively)	$567,985	$940,103
Marketable securities	474,110	725,160
Total cash, cash equivalents and short-term marketable securities	1,042,095	1,665,263
Accounts receivable: Product and transportation (HEP: $40,129 and $34,736, respectively)	507,040	665,098
Crude oil resales	82,865	43,704
	589,905	708,802
Inventories: Crude oil and refined products	920,104	1,241,448
Materials, supplies and other (HEP: $1,940 and $1,591, respectively)	115,027	112,799
	1,035,131	1,354,247
Income taxes receivable	11,719	109,376
Prepayments and other (HEP: $2,443 and $2,283, respectively)	104,148	58,756
Total current assets	2,782,998	3,896,444

Properties, plants and equipment, at cost (HEP: $1,269,161 and $1,199,594, respectively)	4,852,441	4,343,857
Less accumulated depreciation (HEP: $(244,850) and $(194,619), respectively)	(1,181,902)	(949,261)
	3,670,539	3,394,596
Other assets: Turnaround costs	257,153	258,436
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,781	2,331,922
Intangibles and other (HEP: $73,928 and $74,979, respectively)	188,169	175,341
	2,777,103	2,765,699
Total assets	$9,230,640	$10,056,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $17,881 and $22,898, respectively)	$1,108,138	$1,325,376
Income taxes payable	19,642	—
Accrued liabilities (HEP: $26,321 and $28,668, respectively)	106,214	125,115
Deferred income tax liabilities	17,409	223,999
Total current liabilities	1,251,403	1,674,490

Long-term debt (HEP: $867,579 and $807,630, respectively)	1,054,890	997,519
Deferred income taxes (HEP: $367 and $336, respectively)	646,870	616,842
Other long-term liabilities (HEP: $47,170 and $35,918, respectively)	176,758	158,490

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of December 31, 2014 and December 31, 2013	2,560	2,560
Additional capital	4,003,628	3,990,630
Retained earnings	2,778,577	3,144,480
Accumulated other comprehensive income	27,894	822
Common stock held in treasury, at cost – 59,876,776 and 57,132,515 shares as of December 31, 2014 and December 31, 2013, respectively	(1,289,075)	(1,138,872)
Total HollyFrontier stockholders’ equity	5,523,584	5,999,620
Noncontrolling interest	577,135	609,778
Total equity	6,100,719	6,609,398
Total liabilities and equity	$9,230,640	$10,056,739

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2014 and December 31, 2013. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

1HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Sales and other revenues	$19,764,327	$20,160,560	$20,090,724
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	17,228,385	17,392,227	15,840,643
Lower of cost or market inventory valuation adjustment	397,478	—	—
	17,625,863	17,392,227	15,840,643
Operating expenses (exclusive of depreciation and amortization)	1,144,940	1,090,850	994,966
General and administrative expenses (exclusive of depreciation and amortization)	114,609	127,963	128,101
Depreciation and amortization	363,381	303,446	242,868
Total operating costs and expenses	19,248,793	18,914,486	17,206,578
Income from operations	515,534	1,246,074	2,884,146
Other income (expense):
Earnings (loss) of equity method investments	(2,007)	(2,072)	2,923
Interest income	4,430	5,556	4,786
Interest expense	(43,646)	(68,050)	(104,186)
Loss on early extinguishment of debt	(7,677)	(22,109)	—
Gain on sale of assets	866	—	326
	(48,034)	(86,675)	(96,151)
Income before income taxes	467,500	1,159,399	2,787,995
Income tax provision:
Current	334,834	277,172	932,554
Deferred	(193,662)	114,404	95,408
	141,172	391,576	1,027,962
Net income	326,328	767,823	1,760,033
Less net income attributable to noncontrolling interest	45,036	31,981	32,861
Net income attributable to HollyFrontier stockholders	$281,292	$735,842	$1,727,172
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.42	$3.66	$8.41
Diluted	$1.42	$3.64	$8.38
Average number of common shares outstanding:
Basic	197,243	200,419	204,379
Diluted	197,428	201,234	205,274

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2014	2013	2012

Net income	$326,328	$767,823	$1,760,033
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	(153)	73	149
Reclassification adjustments to net income on sale or maturity of marketable securities	(4)	(39)	(385)
Net unrealized gain (loss) on marketable securities	(157)	34	(236)
Hedging instruments:
Change in fair value of cash flow hedging instruments	105,414	(7,614)	(252,817)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(50,682)	(14,318)	56,683
Amortization of unrealized loss attributable to discontinued cash flow hedges	1,080	1,749	5,095
Net unrealized gain (loss) on hedging instruments	55,812	(20,183)	(191,039)
Pension and other post-retirement benefit obligations:
Loss on pension plan	—	—	(3,485)
Pension plan loss reclassified to net income	—	37,589	1,956
Gain (loss) on post-retirement healthcare plan	(7,434)	3,301	55,402
Post-retirement healthcare plan gain reclassified to net income	(4,296)	(4,040)	(1,952)
Gain (loss) on retirement restoration plan	(615)	632	(593)
Retirement restoration plan loss reclassified to net income	920	111	63
Net change in pension and other post-retirement benefit obligations	(11,425)	37,593	51,391
Other comprehensive income (loss) before income taxes	44,230	17,444	(139,884)
Income tax expense (benefit)	17,098	5,882	(54,950)
Other comprehensive income (loss)	27,132	11,562	(84,934)
Total comprehensive income	353,460	779,385	1,675,099
Less noncontrolling interest in comprehensive income	45,096	34,296	34,225
Comprehensive income attributable to HollyFrontier stockholders	$308,364	$745,089	$1,640,874

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$326,328	$767,823	$1,760,033
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market inventory adjustment	397,478	—	—
Depreciation and amortization	363,381	303,446	242,868
Net loss of equity method investments, inclusive of distributions	5,257	5,198	701
Loss on early extinguishment of debt attributable to unamortized discount	1,489	7,948	—
Gain on sale of assets	(866)	—	(326)
Deferred income taxes	(193,662)	114,404	95,408
Equity-based compensation expense	29,598	35,775	39,203
Change in fair value – derivative instruments	(22,668)	(53,185)	52,335
Loss on settlement of retirement benefit obligations, net of contributions	—	16,771	(19,524)
(Increase) decrease in current assets:
Accounts receivable	108,876	(68,832)	71,627
Inventories	(78,842)	(15,929)	(205,013)
Income taxes receivable	94,237	(34,419)	19,056
Prepayments and other	1,486	1,377	(9,366)
Increase (decrease) in current liabilities:
Accounts payable	(217,541)	2,068	(194,051)
Income taxes payable	19,642	—	(40,366)
Accrued liabilities	8,047	(41,229)	(39,851)
Turnaround expenditures	(96,803)	(193,920)	(159,707)
Other, net	13,159	21,878	49,660
Net cash provided by operating activities	758,596	869,174	1,662,687

Cash flows from investing activities:
Additions to properties, plants and equipment	(485,002)	(373,271)	(290,334)
Additions to properties, plants and equipment – HEP	(79,819)	(51,856)	(44,929)
Proceeds from sale of assets	16,633	7,802	—
Acquisition of trucking operations	—	(11,301)	—
Purchases of marketable securities	(1,025,602)	(935,512)	(671,552)
Sales and maturities of marketable securities	1,276,447	846,143	297,711
Other, net	5,021	(8,740)	(2,000)
Net cash used for investing activities	(292,322)	(526,735)	(711,104)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	642,300	310,600	587,000
Repayments under credit agreement – HEP	(434,300)	(368,600)	(366,000)
Net proceeds from issuance of senior notes – HEP	—	—	294,750
Redemption of senior notes	—	(300,973)	(205,000)
Redemption of senior notes - HEP	(156,188)	—	(185,000)
Proceeds from sale of HEP common units	—	73,444	—
Proceeds from common unit offerings – HEP	—	73,444	—
Purchase of treasury stock	(158,847)	(225,023)	(209,600)
Dividends	(647,197)	(645,920)	(658,085)
Distributions to noncontrolling interest	(78,202)	(71,201)	(58,788)
Excess tax benefit from equity-based compensation	2,040	2,562	23,361
Other, net	(7,998)	(8,368)	4,574
Net cash used for financing activities	(838,392)	(1,160,035)	(772,788)

Cash and cash equivalents:
Increase (decrease) for the period	(372,118)	(817,596)	178,795
Beginning of period	940,103	1,757,699	1,578,904
End of period	$567,985	$940,103	$1,757,699

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$55,716	$76,647	$101,709
Income taxes	$237,907	$372,846	$983,618
See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2011	$2,563	$3,859,367	$1,964,656	$77,873	$(700,449)	$631,890	$5,835,900
Net income	—	—	1,727,172	—	—	32,861	1,760,033
Dividends	—	—	(637,059)	—	—	—	(637,059)
Distributions to noncontrolling interest holders	—	—	—	—	—	(58,788)	(58,788)
Other comprehensive income, net of tax	—	—	—	(86,298)	—	1,364	(84,934)
Allocated equity on HEP common unit issuances, net of tax	—	11,469	—	—	—	(18,768)	(7,299)
Contribution from joint venture partner	—	—	—	—	—	3,000	3,000
Issuance of common stock under incentive compensation plans, net of forfeitures	(3)	(27,809)	—	—	27,812	—	—
Equity-based compensation, inclusive of tax benefit	—	59,706	—	—	—	2,858	62,564
Purchase of treasury stock	—	—	—	—	(234,666)	—	(234,666)
Net proceeds received under structured share repurchase arrangement	—	8,620	—	—	—	—	8,620
Purchase of HEP units for restricted grants	—	—	—	—	—	(4,713)	(4,713)
Balance at December 31, 2012	$2,560	$3,911,353	$3,054,769	$(8,425)	$(907,303)	$589,704	$6,642,658
Net income	—	—	735,842	—	—	31,981	767,823
Dividends	—	—	(646,131)	—	—	—	(646,131)
Distributions to noncontrolling interest holders	—	—	—	—	—	(71,201)	(71,201)
Other comprehensive income, net of tax	—	—	—	9,247	—	2,315	11,562
Allocated equity on HEP common unit issuances, net of tax	—	54,184	—	—	—	58,702	112,886
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(9,669)	—	—	9,669	—	—
Equity-based compensation, inclusive of tax benefit	—	34,762	—	—	—	3,575	38,337
Purchase of treasury stock	—	—	—	—	(241,238)	—	(241,238)
Purchase of HEP units for restricted grants	—	—	—	—	—	(5,313)	(5,313)
Other	—	—	—	—	—	15	15
Balance at December 31, 2013	$2,560	$3,990,630	$3,144,480	$822	$(1,138,872)	$609,778	$6,609,398
Net income	—	—	281,292	—	—	45,036	326,328
Dividends	—	—	(647,195)	—	—	—	(647,195)
Distributions to noncontrolling interest holders	—	—	—	—	—	(78,202)	(78,202)
Other comprehensive income, net of tax	—	—	—	27,072	—	60	27,132
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(15,101)	—	—	15,101	—	—
Equity-based compensation, inclusive of tax benefit	—	28,099	—	—	—	3,539	31,638
Purchase of treasury stock	—	—	—	—	(165,304)	—	(165,304)
Purchase of HEP units for restricted grants	—	—	—	—	—	(3,577)	(3,577)
Other	—	—	—	—	—	501	501
Balance at December 31, 2014	$2,560	$4,003,628	$2,778,577	$27,894	$(1,289,075)	$577,135	$6,100,719

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of December 31, 2014, we:

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer's financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.4 million at December 31, 2014 and 2013.

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

Inventories: Inventories are stated at the lower of cost, using the last-in, first-out (“LIFO”) method for crude oil, unfinished and finished refined products and the average cost method for materials and supplies, or market. Cost, consisting of raw material, transportation and conversion costs, is determined using the LIFO inventory valuation methodology and market is determined using current replacement costs. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

At December 31, 2014, market values had fallen below historical LIFO inventory costs and, as a result, we recognized a non-cash pretax loss of of $397.5 million. Such losses are subject to reversal in subsequent periods, not to exceed historical LIFO costs, if prices recover.

Derivative Instruments: All derivative instruments are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value. Changes in the derivative instrument's fair value are recognized in earnings unless specific hedge accounting criteria are met. See Note 12 for additional information.

Long-lived assets: We calculate depreciation and amortization based on estimated useful lives of our assets. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset's carrying value exceeds its fair value, which is generally determined under an income approach using the forecasted cash flows associated with the underlying asset. Estimates of future cash flows require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2014, 2013 and 2012.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Asset Retirement Obligations: We record legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded as a liability with the associated retirement costs capitalized as part of the asset's carrying amount in the period in which it is incurred and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability's fair value. Certain of our refining assets have no recorded liability for asset retirement obligations since the timing of any retirement and related costs are currently indeterminable.

Our asset retirement obligations were $19.8 million and $19.1 million at December 31, 2014 and 2013, respectively, which are included in “Other long-term liabilities” in our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2014, 2013 and 2012.

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

In addition to goodwill, our consolidated HEP assets include a third-party transportation agreement that currently generates minimum annual cash inflows of $25.0 million and has an expected remaining term through 2035. The transportation agreement is being amortized on a straight-line basis through 2035 that results in annual amortization expense of $2.0 million. The balance of this transportation agreement was $40.5 million and $42.5 million at December 31, 2014 and 2013, respectively, and is presented net of accumulated amortization of $19.7 million and $17.7 million, respectively, in “Intangibles and other” in our consolidated balance sheets. There were no impairments of intangible assets or goodwill during the years ended December 31, 2014, 2013 and 2012.

Investments in Joint Ventures: We consolidate the financial and operating results of joint ventures in which we have an ownership interest of greater than 50% and use the equity method of accounting for investments in which we have a noncontrolling interest. Under the equity method of accounting, we record our pro-rata share of earnings, and contributions to and distributions from joint ventures as adjustments to our investment balance.

HEP has a 25% joint venture interest in the SLC Pipeline that is accounted for using the equity method of accounting. As of December 31, 2014, HEP's underlying equity in the SLC Pipeline was $58.9 million compared to its recorded investment balance of $24.5 million, a difference of $34.4 million. This is attributable to the difference between HEP's contributed capital and its allocated equity at formation of the SLC Pipeline. This difference is being amortized as an adjustment to HEP's pro-rata share of earnings.

Additionally, we have a 50% ownership interest in Sabine Biofuels, a biofuels production facility. This equity method investment had a carrying balance of $8.5 million at December 31, 2014.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Cost Classifications: Costs of products sold include the cost of crude oil, other feedstocks, blendstocks and purchased finished products, inclusive of transportation costs. We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as cost of products sold. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at cost. Operating expenses include direct costs of labor, maintenance materials and services, utilities, marketing expense and other direct operating costs. General and administrative expenses include compensation, professional services and other support costs.

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally is every two to five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $96.9 million, $84.8 million and $54.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Environmental Costs: Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates are undiscounted and require judgment with respect to costs, time frame and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

As of December 31, 2014, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore we consolidate HEP. See Note 20 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the year ended December 31, 2014. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

HEP has outstanding debt under a senior secured revolving credit agreement and its senior notes. With the exception of the assets of HEP Logistics Holdings, L.P., one of our wholly-owned subsidiaries and HEP’s general partner, HEP’s creditors have no recourse to our other assets. Any recourse to HEP’s general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 11 for a description of HEP’s debt obligations.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of December 31, 2014, these agreements result in minimum annualized payments to HEP of $231.6 million.

Our transactions with HEP including the acquisition discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

HEP's recent common unit issuances (2012 through present) are summarized below:

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

The carrying amounts and estimated fair values of our investments in marketable securities, derivative instruments and senior notes at December 31, 2014 and December 31, 2013 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
December 31, 2014
Assets:
Marketable securities	$474,110	$474,110	$—	$474,110	$—
NYMEX futures contracts	17,619	17,619	17,619	—	—
Commodity price swaps	208,296	208,296	—	208,296	—
HEP interest rate swaps	1,019	1,019	—	1,019	—
Total assets	$701,044	$701,044	$17,619	$683,425	$—

Liabilities:
Commodity price swaps	$196,897	$196,897	$—	$196,897	$—
HollyFrontier senior notes	154,144	155,250	—	155,250	—
HEP senior notes	296,579	291,000	—	291,000	—
HEP interest rate swaps	1,065	1,065	—	1,065	—
Total liabilities	$648,685	$644,212	$—	$644,212	$—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Level 3 Financial Instruments
We have commodity price swap contracts that relate to forecasted sales of diesel and forecasted purchases of WCS and WTS for which quoted forward market prices were previously not readily available. The forward rate used to value these price swaps were derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing and grade differentials, a Level 3 input. Effective December 31, 2014, we recategorized these swap contracts to Level 2 financial instruments due to increased visibility of quoted forward pricing information. Our policy is to recognize transfers in and out of Level 3 based on the fair value of the underlying financial instruments as of the end of the reporting period during which such transfers are made.
The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
Level 3 Financial Instruments	2014	2013
	(In thousands)
Liability balance at beginning of period	$(35,318)	$(33,658)
Change in fair value:
Recognized in other comprehensive income	304,275	(71,751)
Recognized in cost of products sold	14,876	35,236
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	(88,326)	20,060
Recognized in cost of products sold	(21,848)	14,795
Transfer out of Level 3	(173,659)	—
Liability balance at end of period	$—	$(35,318)

NOTE 4:	Earnings Per Share

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$281,292	$735,842	$1,727,172
Participating securities' share in earnings	820	2,754	7,648
Net income attributable to common shares	280,472	733,088	1,719,524
Average number of shares of common stock outstanding	197,243	200,419	204,379
Effect of dilutive variable restricted shares and performance share units (1)	185	815	895
Average number of shares of common stock outstanding assuming dilution	197,428	201,234	205,274
Basic earnings per share	$1.42	$3.66	$8.41
Diluted earnings per share	$1.42	$3.64	$8.38

(1) Excludes anti-dilutive restricted and performance share units of:	356	166	166

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 5:	Stock-Based Compensation

As of December 31, 2014, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $26.1 million, $32.2 million and $36.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $3.5 million, $3.6 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the year ended December 31, 2014 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2014 (non-vested)	737,562	$39.54
Granted	464,189	42.03
Vesting (transfer / conversion to common stock)	(452,711)	40.21
Forfeited	(79,263)	42.29
Outstanding at December 31, 2014 (non-vested)	669,777	$40.49	$24,180

For the years ended December 31, 2014, 2013 and 2012, restricted stock and restricted stock units vested having a grant date fair value of $18.2 million, $16.2 million and $27.7 million, respectively. For the years ended December 31, 2013 and 2012, we granted restricted stock and restricted stock units having a weighted average grant date fair value of $42.00 and $37.27, respectively. As of December 31, 2014, there was $20.8 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200%. As of December 31, 2014, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 65%.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of performance share unit activity and changes during the year ended December 31, 2014 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2014 (non-vested)	983,610
Granted	283,769
Vesting and transfer of ownership to recipients	(425,170)
Forfeited	(117,155)
Outstanding at December 31, 2014 (non-vested)	725,054

For the year ended December 31, 2014, we issued 416,111 shares of our common stock, representing a 98% payout on vested performance share units having a grant date fair value of $14.3 million. For the years ended December 31, 2013 and 2012, we issued common stock upon the vesting of the performance share units having a grant date fair value of $11.6 million and $6.0 million, respectively. As of December 31, 2014, there was $20.2 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $43.70 per unit. That cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at December 31, 2014 consisted of cash, cash equivalents and investments in marketable securities.

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

The following is a summary of our marketable securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
December 31, 2014
Certificates of deposit	$54,000	$10	$—	$54,010
Commercial paper	52,297	7	(4)	52,300
Corporate debt securities	136,181	1	(94)	136,088
State and political subdivisions debt securities	231,819	5	(112)	231,712
Total marketable securities	$474,297	$23	$(210)	$474,110

December 31, 2013
Certificates of deposit	$74,802	$21	$(1)	$74,822
Commercial paper	78,216	28	—	78,244
Corporate debt securities	96,889	6	(44)	96,851
State and political subdivisions debt securities	475,235	49	(41)	475,243
Total marketable securities	$725,142	$104	$(86)	$725,160

Interest income recognized on our marketable securities was $2.2 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 7:	Inventories

Inventory consists of the following components:

	December 31,
	2014	2013
	(In thousands)
Crude oil	$581,592	$567,281
Other raw materials and unfinished products(1)	204,467	154,534
Finished products(2)	531,523	519,633
Lower of cost or market reserve	(397,478)	—
Process chemicals(3)	4,028	3,504
Repairs and maintenance supplies and other	110,999	109,295
Total inventory	$1,035,131	$1,354,247

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

Crude oil, other raw materials, unfinished products and finished products are carried at the lower of cost or market. Cost is determined principally under the LIFO valuation method to reflect a better matching of cost and revenue. Ending inventory costs in excess of market values are written down to current replacement costs and charged to cost of products sold in the period recorded. In subsequent periods a new lower of cost or market reserve determination is made based on current conditions. We determine the need for a lower of cost or market inventory adjustment by evaluating inventories on an aggregate basis.

At December 31, 2014, market values had fallen below historical LIFO inventory costs and, as a result, we recognized a non-cash pretax loss of $397.5 million. Such losses are subject to reversal in subsequent periods, not to exceed historical LIFO costs, if prices recover.

At December 31, 2014, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs. The excess of current cost over the LIFO value of inventory was $273.0 million at December 31, 2013. For the year ended December 31, 2012, we recognized a reduction of $4.2 million to cost of products sold due to the liquidation of certain quantities of LIFO inventory that were carried at historical acquisition costs below market value at the time of liquidation.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 8:	Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2014	2013
	(In thousands)
Land, buildings and improvements	$255,260	$235,625
Refining facilities	2,634,432	2,510,750
Pipelines and terminals	1,226,923	1,158,288
Transportation vehicles	35,178	41,066
Other fixed assets	136,545	116,801
Construction in progress	564,103	281,327
	4,852,441	4,343,857
Accumulated depreciation	(1,181,902)	(949,261)
	$3,670,539	$3,394,596

We capitalized interest attributable to construction projects of $11.8 million, $12.1 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Depreciation expense was $261.8 million, $213.6 million and $182.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, depreciation expense included $58.1 million, $62.3 million and $55.5 million, respectively, attributable to HEP operations.

NOTE 9:	Goodwill

We performed our annual goodwill impairment testing as of July 1, 2014, which entailed an assessment of our reporting unit fair values relative to their respective carrying values that were derived using a combination of both income and market approaches. Our income approach utilizes the discounted future expected cash flows and has an 80% weighting. Our market approach, which includes both the guideline public company and guideline transaction methods, each having a 10% weighting, utilizes pricing multiples derived from historical market transactions of similar assets. Our discounted cash flows reflect estimates of future cash flows based on both historical and forward crack-spreads, forecasted production levels, operating costs and capital expenditures. Based on our testing as of July 1, 2014, the fair value of our Cheyenne reporting unit exceeded its carrying cost by slightly less than 20%, and the fair value of our El Dorado and HEP reporting units exceeded their respective carrying values by a much larger percentage.

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

The following table provides a summary of changes to our goodwill balance by segment for the year ended December 31, 2014.

	Refining Segment	HEP	Total
	(In thousands)
Balance at January 1, 2014	$2,042,931	$288,991	$2,331,922
Adjustment to goodwill	(141)	—	(141)
Balance at December 31, 2014	$2,042,790	$288,991	$2,331,781

During 2014, we recorded an insignificant reduction to goodwill due to the sale of certain business assets.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 10:	Environmental

We expensed $28.5 million, $13.2 million and $46.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, for environmental remediation obligations. In 2012, we increased certain environmental cost accruals to reflect revisions to certain cost estimates and the time frame for which certain environmental remediation and monitoring activities are expected to occur. The accrued environmental liability reflected in our consolidated balance sheets was $104.5 million and $87.8 million at December 31, 2014 and 2013, respectively, of which $81.8 million and $73.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

NOTE 11:	Debt

HollyFrontier Credit Agreement
On July 1, 2014, we entered into a new $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”) and contemporaneously terminated our previous $1 billion senior secured revolving credit agreement. The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At December 31, 2014, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.7 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $650 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At December 31, 2014, HEP was in compliance with all of its covenants, had outstanding borrowings of $571.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HEP Credit Agreement bears interest, at HEP's option, at either a reference rate announced by the administrative agent plus an applicable margin or at a rate equal to LIBOR plus an applicable margin. In each case, the applicable margin is based upon the ratio of HEP’s funded debt to earnings before interest, taxes, depreciation and amortization (as defined in the HEP Credit Agreement). The weighted average interest rates in effect on HEP’s Credit Agreement borrowings were 2.152% and 2.163% at December 31, 2014 and 2013, respectively.

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

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of December 31, 2014, the HollyFrontier Senior Notes were rated investment grade by both Standard & Poor's (BBB-) and Moody's (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

In June 2013, we redeemed our $286.8 million aggregate principal amount of 9.875% senior notes maturing June 2017 at a redemption cost of $301.0 million, at which time we recognized a $22.1 million early extinguishment loss consisting of a $14.2 million debt redemption premium and an unamortized discount of $7.9 million.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

HEP Senior Notes
In March 2012, HEP issued $300 million in an aggregate principal amount of 6.5% HEP senior notes maturing March 2020 (the “HEP Senior Notes”). The $294.8 million in net proceeds were used to repay $157.8 million aggregate principal amount of 6.25% HEP senior notes, $72.9 million in promissory notes due to HollyFrontier, related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the HEP Credit Agreement. In April 2012, HEP called for redemption the remaining $27.2 million aggregate principal amount outstanding of 6.25% HEP senior notes.

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

In March 2014, HEP redeemed its $150.0 million aggregate principal amount of 8.25% senior notes maturing March 2018 at a redemption cost of $156.2 million, at which time HEP recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and unamortized discount and financing cost of $1.5 million. HEP funded the redemption with borrowings under the HEP Credit Agreement.

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

The carrying amounts of long-term debt are as follows:

	December 31,
	2014	2013
	(In thousands)
6.875% Senior Notes
Principal	$150,000	$150,000
Unamortized premium	4,144	5,054
	154,144	155,054
Financing Obligation	33,167	34,835

Total HollyFrontier long-term debt	187,311	189,889

HEP Credit Agreement	571,000	363,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,421)	(4,073)
	296,579	295,927

HEP 8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total HEP long-term debt	867,579	807,630

Total long-term debt	$1,054,890	$997,519

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Principal maturities of long-term debt are as follows:

Years Ending December 31,	(In thousands)
2015	$1,880
2016	2,121
2017	2,393
2018	723,700
2019	3,046
Thereafter	321,027
Total	$1,054,167

NOTE 12:	Derivative Instruments and Hedging Activities

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

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas and WTI crude oil and forecasted sales of refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. On a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
		(In thousands)
Year Ended December 31, 2014
Commodity price swaps
Change in fair value	$107,518	Sales and other revenues	$88,326	Sales and other revenues	$274
Gain reclassified to earnings due to settlements	(52,884)	Cost of products sold	(37,313)	Cost of products sold	(4,377)
Amortization of discontinued hedges reclassified to earnings	1,080	Operating expenses	791	Operating expenses	(547)
Total	$55,714		$51,804		$(4,650)

Year Ended December 31, 2013
Commodity price swaps
Change in fair value	$(8,808)	Sales and other revenues	$(20,060)	Sales and other revenues	$45
Gain reclassified to earnings due to settlements	(16,410)	Cost of products sold	38,949	Cost of products sold	515
Amortization of discontinued hedges reclassified to earnings	900	Operating expenses	(3,379)
Total	$(24,318)		$15,510		$560

Year Ended December 31, 2012
Commodity price swaps
Change in fair value	$(248,399)	Sales and other revenues	$(98,750)	Sales and other revenues	$(491)
Loss reclassified to earnings due to settlements	55,175	Operating expenses	43,575	Cost of products sold	(515)
Total	$(193,224)		$(55,175)		$(1,006)

As of December 31, 2014, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative instruments	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Natural gas - long	28,800,000	9,600,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	4,380,000	4,380,000	—	—	Barrels
Ultra-low sulfur diesel - short	4,380,000	4,380,000	—	—	Barrels

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 28,800,000 MMBTU's to be purchased ratably through 2017. As of December 31, 2014, we have an unrealized loss of $3.2 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

Economic Hedges
We also have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to fix our purchase price on forecasted purchases of WTI crude oil, and to lock in the spread between WTI and WCS and WTS on forecasted purchases of crude oil inventory. Also, we have NYMEX futures contracts to lock in prices on forecasted purchases of inventory. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Years Ended December 31,
Location of Gain (Loss) Recognized in Income	2014	2013	2012
	(In thousands)
Cost of products sold	$68,509	$20,751	$12,295
Operating expenses	(185)	(5,250)	573
Total	$68,324	$15,501	$12,868

As of December 31, 2014, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Commodity price swap (WTI basis spread) - long	4,015,000	4,015,000	—	—	Barrels
Commodity price swap (WTI) - long	1,095,000	1,095,000	—	—	Barrels
Commodity price swap (natural gas) - long	28,800,000	9,600,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	28,800,000	9,600,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	2,058,000	2,058,000	—	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of December 31, 2014, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of December 31, 2014, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of December 31, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Year Ended December 31, 2014
Interest rate swaps
Change in fair value	$(2,104)
Loss reclassified to earnings due to settlements	2,202	Interest expense	$(2,202)
Total	$98		$(2,202)

Year Ended December 31, 2013
Interest rate swaps
Change in fair value	$1,194
Loss reclassified to earnings due to settlements	2,092
Amortization of discontinued hedge reclassified to earnings	849	Interest expense	$(2,941)
Total	$4,135		$(2,941)

Year Ended December 31, 2012
Interest rate swaps
Change in fair value	$(4,418)
Loss reclassified to earnings due to settlements	1,508
Amortization of discontinued hedge reclassified to earnings	5,095	Interest expense	$(6,603)
Total	$2,185		$(6,603)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2014
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$173,658	$(142,115)	$31,543	$21,441	$—	$21,441
Interest rate swap contracts	1,019	—	1,019	1,065	—	1,065
	$174,677	$(142,115)	$32,562	$22,506	$—	$22,506

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$17,630	$(12,942)	$4,688	$20,398	$(17,007)	$3,391
NYMEX futures contracts	17,619	—	17,619	—	—	—
	$35,249	$(12,942)	$22,307	$20,398	$(17,007)	$3,391

Total net balance			$54,869			$25,897

Balance sheet classification:	Prepayment and other		$53,850
	Intangibles and other		1,019	Other long-term liabilities		$25,897
			$54,869			$25,897

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2013
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$63,561	$(23,679)	$39,882
Interest rate swap contracts	1,670	—	1,670	1,814	—	1,814
	$1,670	$—	$1,670	$65,375	$(23,679)	$41,696

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$6,972	$—	$6,972	$19,766	$(12,611)	$7,155
NYMEX futures contracts	—	—	—	3,569	—	3,569
	$6,972	$—	$6,972	$23,335	$(12,611)	$10,724

Total net balance			$8,642			$52,420

Balance sheet classification:	Prepayment and other		$6,972	Accrued liabilities		$26,843
	Intangibles and other		1,670	Other long-term liabilities		25,577
			$8,642			$52,420

At December 31, 2014, we had a pre-tax net unrealized gain of $11.5 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of $35.3 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 13:	Income Taxes

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current
Federal	$294,509	$270,024	$797,406
State	40,325	7,148	135,148
Deferred
Federal	(168,756)	94,896	70,671
State	(24,906)	19,508	24,737
	$141,172	$391,576	$1,027,962

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Tax computed at statutory rate	$163,625	$405,790	$975,798
State income taxes, net of federal tax benefit	13,641	21,363	110,739
Domestic production activities deduction	(20,998)	(22,101)	(54,745)
Noncontrolling interest in net income	(17,431)	(12,378)	(12,783)
Uncertain tax positions	—	(193)	7,309
Other	2,335	(905)	1,644
	$141,172	$391,576	$1,027,962

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Accrued employee benefits	$6,854	$—	$6,854
Accrued environmental costs	5,930	—	5,930
Hedging instruments	—	(21,185)	(21,185)
Inventory differences	—	(7,375)	(7,375)
Prepaid insurance	—	(4,793)	(4,793)
Prepayments and other	3,160	—	3,160
Total current	15,944	(33,353)	(17,409)
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	—	(581,017)	(581,017)
Accrued employee benefits	16,120	—	16,120
Accrued post-retirement benefits	9,716	—	9,716
Accrued environmental costs	24,814	—	24,814
Hedging instruments	9,584	—	9,584
Deferred turnaround costs	—	(110,827)	(110,827)
Net operating loss and tax credit carryforwards	10,119	—	10,119
Investment in HEP	—	(25,244)	(25,244)
Other	—	(135)	(135)
Total noncurrent	70,353	(717,223)	(646,870)
Total	$86,297	$(750,576)	$(664,279)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

At December 31, 2014, we had a Kansas income tax credit of $9.7 million that is scheduled to be utilized in 2015 through 2019. This amount is reflected in other current and non-current deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at January 1	$9,006	$12,641	$2,425
Additions for tax positions of prior years	—	25,728	10,305
Reductions for tax positions of prior years	—	(5,092)	(89)
Settlements	(9,006)	(24,271)	—
Balance at December 31	$—	$9,006	$12,641

At December 31, 2013 and 2012, there were $0.4 million and $10.2 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We are subject to U.S. federal income tax, Oklahoma, Kansas, New Mexico, Iowa, Arizona, Utah, Colorado and Nebraska income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all state and local income tax matters for tax years through 2009 and have materially concluded all U.S. federal income tax matters for tax years through December 31, 2012.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 14:	Stockholders' Equity

Shares of our common stock outstanding and activity for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Years Ended December 31,
	2014	2013	2012

Common shares outstanding at January 1	198,830,351	203,551,496	209,332,646
Issuance of restricted stock, excluding restricted stock with performance feature	376,622	292,855	691,207
Vesting of performance units	416,111	210,819	869,231
Vesting of restricted stock with performance feature	77,430	15,141	146,400
Forfeitures of restricted stock	(76,107)	(15,794)	(3,975)
Purchase of treasury stock (1)	(3,538,317)	(5,224,166)	(7,484,013)
Common shares outstanding at December 31	196,086,090	198,830,351	203,551,496

(1)
Includes 279,680, 235,922 and 560,484 shares, respectively, withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

In September 2014, our Board of Directors approved a $500 million share repurchase program authorizing us to repurchase common stock in the open market or through privately negotiated transactions. As of December 31, 2014, we had remaining authorization to repurchase up to $444.4 million under this stock repurchase program.

In February 2015, our Board of Directors approved a $500 million share repurchase program, which replaced all existing share repurchase programs including approximately $425.0 million remaining under the existing $500 million share repurchase program. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

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

During the years ended December 31, 2014, 2013 and 2012, we withheld shares of our common stock from certain employees in the amounts of $11.4 million, $11.3 million and $22.4 million, respectively. These withholdings were made under the terms of restricted stock and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 15:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2014
Net unrealized loss on marketable securities	$(157)	$(62)	$(95)
Net unrealized gain on hedging instruments	55,812	21,583	34,229
Net change in pension and other post-retirement benefit obligations	(11,425)	(4,423)	(7,002)
Other comprehensive income	44,230	17,098	27,132
Less other comprehensive income attributable to noncontrolling interest	60	—	60
Other comprehensive income attributable to HollyFrontier stockholders	$44,170	$17,098	$27,072

Year Ended December 31, 2013
Net unrealized gain on marketable securities	$34	$17	$17
Net unrealized loss on hedging instruments	(20,183)	(8,669)	(11,514)
Net change in pension and other post-retirement benefit obligations	37,593	14,534	23,059
Other comprehensive income	17,444	5,882	11,562
Less other comprehensive income attributable to noncontrolling interest	2,315	—	2,315
Other comprehensive income attributable to HollyFrontier stockholders	$15,129	$5,882	$9,247

Year Ended December 31, 2012
Net unrealized loss on marketable securities	$(236)	$(95)	$(141)
Net unrealized loss on hedging instruments	(191,039)	(74,846)	(116,193)
Net change in pension and other post-retirement benefit obligations	51,391	19,991	31,400
Other comprehensive loss	(139,884)	(54,950)	(84,934)
Less other comprehensive income attributable to noncontrolling interest	1,364	—	1,364
Other comprehensive loss attributable to HollyFrontier stockholders	$(141,248)	$(54,950)	$(86,298)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI			Income Statement Line Item
	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Marketable securities	$4	$39	$59	Interest income
	—	—	326	Gain on sale of marketable equity securities
	4	39	385
	2	15	150	Income tax expense
	2	24	235	Net of tax

Hedging instruments:
Commodity price swaps	88,326	(20,060)	(98,750)	Sales and other revenues
	(37,313)	38,949	43,575	Cost of products sold
	791	(3,379)	—	Operating expenses
Interest rate swaps	(2,202)	(2,941)	(6,603)	Interest expense
	49,602	12,569	(61,778)
	19,712	5,554	(22,590)	Income tax expense (benefit)
	29,890	7,015	(39,188)	Net of tax
	1,335	1,783	3,753	Noncontrolling interest
	31,225	8,798	(35,435)	Net of tax and noncontrolling interest

Pension and other post-retirement benefit obligations:
Pension obligation	—	(3,226)	(226)	Cost of products sold
	—	(30,127)	(1,486)	Operating expenses
	—	(4,236)	(244)	General and administrative expenses
	—	(37,589)	(1,956)
	—	(14,547)	(761)	Income tax benefit
	—	(23,042)	(1,195)	Net of tax

Post-retirement healthcare obligation	482	646	—	Cost of products sold
	3,366	2,868	1,913	Operating expenses
	448	526	39	General and administrative expenses
	4,296	4,040	1,952
	1,663	1,563	759	Income tax expense
	2,633	2,477	1,193	Net of tax

Retirement restoration plan	(920)	(111)	(63)	General and administrative expenses
	(356)	(43)	(25)	Income tax benefit
	(564)	(68)	(38)	Net of tax

Total reclassifications for the period	$33,296	$(11,811)	$(35,240)

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	December 31,
	2014	2013
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$20,689	$27,691
Unrealized gain (loss) on marketable securities	(85)	10
Unrealized gain (loss) on hedging instruments, net of noncontrolling interest	7,290	(26,879)
Accumulated other comprehensive income	$27,894	$822

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 16:	Retirement Plans

Post-retirement Healthcare Plans
We provide post-retirement medical benefits to certain eligible employees. These plans are unfunded and provide differing levels of healthcare benefits dependent upon hire date and work location. Not all of our employees are covered by these plans at December 31, 2014.

The following table sets forth the changes in the benefit obligation and plan assets of our post-retirement healthcare plans for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(In thousands)
Change in plans' benefit obligation
Post-retirement plans' benefit obligation - beginning of year	$15,715	$26,797
Service cost	895	1,112
Interest cost	638	665
Participant contributions	573	564
Amendments	3,383	(820)
Settlements	—	(8,627)
Benefits paid	(1,533)	(1,585)
Actuarial loss (gain)	3,962	(2,391)
Post-retirement plans' benefit obligation - end of year	$23,633	$15,715

Change in plan assets
Fair value of plan assets - beginning of year	$—	$—
Employer contributions	960	9,648
Participant contributions	573	564
Settlements	—	(8,627)
Benefits paid	(1,533)	(1,585)
Fair value of plan assets - end of year	$—	$—

Funded status
Under-funded balance	$(23,633)	$(15,715)

Amounts recognized in consolidated balance sheets
Accrued post-retirement liability	$(23,633)	$(15,715)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial loss	$(5,074)	$(1,022)
Prior service credit	39,419	47,098
Total	$34,345	$46,076

Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.8 million in 2015; $1.7 million in 2016; $1.7 million in 2017; $1.8 million in 2018; $1.8 million in 2019; and $9.9 million in 2020 through 2024.

The weighted average assumptions used to determine end of period benefit obligations:

	December 31,
	2014	2013

Discount rate	3.60%	4.25%
Current health care trend rate	8.00%	8.00%
Ultimate health care trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2042	2045

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Net periodic post-retirement expense consisted of the following components:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Service cost – benefit earned during the year	$895	$1,112	$1,892
Interest cost on projected benefit obligations	638	665	3,519
Amortization of prior service credit	(4,296)	(5,896)	(2,221)
Amortization of net loss	—	130	269
Loss on settlement	—	1,726	—
Net periodic post-retirement expense (credit)	$(2,763)	$(2,263)	$3,459

Prior service credits are amortized over the average remaining effective period to obtain full benefit eligibility for participants.

Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care benefit plans. The weighted average assumptions used to determine net periodic benefit expense follow:

	Years Ended December 31,
	2014	2013	2012

Discount rate	4.25%	3.45%	4.60%
Current health care trend rate	8.00%	8.10%	8.40%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2045	2023	2023

The effect of a 1% change in health care cost trend rates is as follows:

	1% Point Increase	1% Point Decrease
	(In thousands)
Service cost	$191	$(150)
Interest cost	$58	$(47)
Year-end accumulated post-retirement benefit obligation	$1,881	$(1,607)

Pension Plan
In 2013, we terminated the HollyFrontier Corporation Pension Plan (the "Plan"), a non-contributory defined benefit retirement plan that covered certain employees. In June 2013, we made contributions of $22.7 million to the Plan, which was sufficient for the Plan to settle its obligations to all participants including the premium paid to the non-participating annuity provider. In 2013, we recognized a pre-tax pension settlement charge of $39.5 million, of which $37.6 million was reclassified out of accumulated other comprehensive income, representing the irrevocable portion of our obligation. Net periodic pension expense was $42.6 million and $6.6 million for the years ended December 31, 2013 and 2012, respectively.

The following table sets forth the changes in the benefit obligation and plan assets of our retirement plan for the year ended December 31, 2013:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Year Ended December 31, 2013
(In thousands)
Change in plan's benefit obligation
Pension plan's benefit obligation - beginning of year	$95,485
Interest cost	1,797
Benefits paid	(3,957)
Actuarial loss	2,981
Settlements paid	(96,306)
Pension plan's benefit obligation - end of year	$—

Change in pension plan assets
Fair value of plan assets - beginning of year	$77,757
Actual return on plan assets	(219)
Benefits paid	(3,957)
Employer contributions	22,725
Settlements paid	(96,306)
Fair value of plan assets - end of year	$—

Additionally, we had a program that provided transition benefit payments to certain employees that participated in a previously terminated defined benefit plan. The program extended through 2014 and provided payments subsequent to year-end provided the employee was employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs under this program were $10.8 million, $12.5 million and $15.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Retirement Restoration Plan
We have an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $1.2 million, $0.4 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $3.0 million and $6.8 million at December 31, 2014 and 2013, respectively. As of December 31, 2014, the projected benefit obligation under this plan was $3.0 million. Annual benefit payments of $0.2 million are expected to be paid through 2024, which reflect expected future service.

Defined Contribution Plans
We have a defined contribution “401(k)” plan that covers substantially all employees. Our contributions are based on an employee's eligible compensation and years of service. We also partially match the employee's contributions. We expensed $16.1 million, $15.5 million and $16.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, in connection with these plans.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 17:	Lease Commitments

We lease certain office and storage facilities, rail cars and other equipment under long-term operating leases, most of which contain renewal options. At December 31, 2014, the minimum future rental commitments under operating leases having non-cancellable lease terms in excess of one year are as follows:

(In thousands)
2015	$29,501
2016	27,893
2017	19,370
2018	12,262
2019	8,288
Thereafter	8,485
Total	$105,799

Rental expense charged to operations was $58.9 million, $48.5 million and $42.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, rental expense included $8.0 million, $8.3 million and $8.1 million, respectively, in costs attributable to the HEP operations.

NOTE 18:	Contingencies and Contractual Commitments

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

In early February 2015, we received communications from the United Steelworkers Union representing employees at our El Dorado and Woods Cross Refineries of its intention to commence a work stoppage in early May 2015 and could receive a similar communication from the United Steelworkers Union representing employees at our Cheyenne Refinery. We have plans allowing for the continued operations of all three refineries in the event the union does commence a work stoppage and believe such plans are adequate to allow continued operations of all three refineries.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. The EPA has not yet finalized the 2014 percentage standards under its RFS2 program. The estimated quantity of renewable fuels or RINs that we are required to purchase and that have been accrued for as of and for the year ended December 31, 2014 are based on quantities proposed by the EPA in November 2013.

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2015 through 2025.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2015 through 2033. At December 31, 2014, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

(In thousands)
2015	$157,931
2016	129,928
2017	118,504
2018	101,166
2019	92,920
Thereafter	586,271
Total	$1,186,720

Transportation and storage costs incurred under these agreements totaled $164.6 million, $122.0 million and 89.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts do not include contractual commitments under our long-term transportation agreements with HEP, as all transactions with HEP are eliminated in these consolidated financial statements.

NOTE 19:	Segment Information

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

The HEP segment includes all of the operations of HEP, which owns and operates logistics assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. The HEP segment also includes a 75% interest in UNEV (a consolidated subsidiary of HEP) and a 25% interest in the SLC Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies (see Note 1).

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2014
Sales and other revenues	$19,706,225	$332,626	$2,103	$(276,627)	$19,764,327
Depreciation and amortization	$293,871	$60,548	$9,790	$(828)	$363,381
Income (loss) from operations	$491,106	$156,453	$(129,874)	$(2,151)	$515,534
Capital expenditures	$465,472	$79,819	$19,530	$—	$564,821
Total assets	$6,965,245	$1,434,572	$1,150,865	$(320,042)	$9,230,640

Year Ended December 31, 2013
Sales and other revenues	$20,105,443	$307,053	$1,314	$(253,250)	$20,160,560
Depreciation and amortization	$233,182	$64,701	$6,391	$(828)	$303,446
Income (loss) from operations	$1,237,687	$133,522	$(123,030)	$(2,105)	$1,246,074
Capital expenditures	$344,113	$51,856	$29,158	$—	$425,127
Total assets	$7,094,558	$1,413,907	$1,881,121	$(332,847)	$10,056,739

Year Ended December 31, 2012
Sales and other revenues	$20,042,955	$288,501	$1,048	$(241,780)	$20,090,724
Depreciation and amortization	$181,247	$57,789	$4,660	$(828)	$242,868
Income (loss) from operations	$2,879,383	$133,723	$(126,840)	$(2,120)	$2,884,146
Capital expenditures	$278,705	$44,929	$11,629	$—	$335,263
Total assets	$6,702,872	$1,426,800	$2,531,967	$(332,642)	$10,328,997

HEP segment revenues from external customers were $57.3 million, $53.4 million and $47.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 20:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 39% ownership interest at December 31, 2014, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Balance Sheet
December 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$565,080	$—	$75	$—	$565,155	$2,830	$—	$567,985
Marketable securities	474,068	42	—	—	474,110	—	—	474,110
Accounts receivable, net	5,107	579,526	3,774	—	588,407	40,129	(38,631)	589,905
Intercompany accounts receivable	—	171,341	397,540	(568,881)	—	—	—	—
Inventories	—	1,033,191	—	—	1,033,191	1,940	—	1,035,131
Income taxes receivable	11,719	—	—	—	11,719	—	—	11,719
Prepayments and other	14,734	95,194	—	—	109,928	2,443	(8,223)	104,148
Total current assets	1,070,708	1,879,294	401,389	(568,881)	2,782,510	47,342	(46,854)	2,782,998
Properties, plants and equip, net	31,808	2,873,350	902	—	2,906,060	1,024,311	(259,832)	3,670,539
Investment in subsidiaries	5,912,233	291,912	—	(6,204,145)	—	—	—	—
Intangibles and other assets	30,082	2,388,844	25,000	(25,000)	2,418,926	362,919	(4,742)	2,777,103
Total assets	$7,044,831	$7,433,400	$427,291	$(6,798,026)	$8,107,496	$1,434,572	$(311,428)	$9,230,640

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,457	$1,117,429	$2	$—	$1,128,888	$17,881	$(38,631)	$1,108,138
Intercompany accounts payable	568,881	—	—	(568,881)	—	—	—	—
Income taxes payable	19,642	—	—	—	19,642	—	—	19,642
Accrued liabilities	41,403	45,331	1,382	—	88,116	26,321	(8,223)	106,214
Deferred income tax liabilities	17,409	—	—	—	17,409	—	—	17,409
Total current liabilities	658,792	1,162,760	1,384	(568,881)	1,254,055	44,202	(46,854)	1,251,403
Long-term debt	179,144	33,167	—	(25,000)	187,311	867,579	—	1,054,890
Liability to HEP	—	233,217	—	—	233,217	—	(233,217)	—
Deferred income tax liabilities	646,503	—	—	—	646,503	367	—	646,870
Other long-term liabilities	43,451	92,023	—	—	135,474	47,170	(5,886)	176,758
Investment in HEP	—	—	133,995	—	133,995	—	(133,995)	—
Equity – HollyFrontier	5,516,941	5,912,233	291,912	(6,204,145)	5,516,941	380,172	(373,529)	5,523,584
Equity – noncontrolling interest	—	—	—	—	—	95,082	482,053	577,135
Total liabilities and equity	$7,044,831	$7,433,400	$427,291	$(6,798,026)	$8,107,496	$1,434,572	$(311,428)	$9,230,640

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Balance Sheet
December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$931,920	$1,817	$14	$—	$933,751	$6,352	$—	$940,103
Marketable securities	725,160	—	—	—	725,160	—	—	725,160
Accounts receivable, net	6,095	698,109	8,075	—	712,279	34,736	(38,213)	708,802
Intercompany accounts receivable	—	149,907	313,623	(463,530)	—	—	—	—
Inventories	—	1,352,656	—	—	1,352,656	1,591	—	1,354,247
Income taxes receivable	109,376	—	—	—	109,376	—	—	109,376
Prepayments and other	21,843	45,413	—	—	67,256	2,283	(10,783)	58,756
Total current assets	1,794,394	2,247,902	321,712	(463,530)	3,900,478	44,962	(48,996)	3,896,444
Properties, plants and equip, net	30,007	2,633,739	24	—	2,663,770	1,004,975	(274,149)	3,394,596
Investment in subsidiaries	5,726,976	221,638	—	(5,948,614)	—	—	—	—
Intangibles and other assets	23,034	2,380,268	25,000	(25,000)	2,403,302	363,970	(1,573)	2,765,699
Total assets	$7,574,411	$7,483,547	$346,736	$(6,437,144)	$8,967,550	$1,413,907	$(324,718)	$10,056,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,704	$1,323,603	$383	$—	$1,340,690	$22,898	$(38,212)	$1,325,376
Intercompany accounts payable	463,530	—	—	(463,530)	—	—	—	—
Accrued liabilities	43,254	63,181	795	—	107,230	28,668	(10,783)	125,115
Deferred income tax liabilities	223,999	—	—	—	223,999	—	—	223,999
Total current liabilities	747,487	1,386,784	1,178	(463,530)	1,671,919	51,566	(48,995)	1,674,490
Long-term debt	180,054	34,835	—	(25,000)	189,889	807,630	—	997,519
Liability to HEP	—	245,536	—	—	245,536	—	(245,536)	—
Deferred income tax liabilities	616,506	—	—	—	616,506	336	—	616,842
Other long-term liabilities	35,874	89,416	—	—	125,290	35,918	(2,718)	158,490
Investment in HEP	—	—	123,920	—	123,920	—	(123,920)	—
Equity – HollyFrontier	5,994,490	5,726,976	221,638	(5,948,614)	5,994,490	420,969	(415,839)	5,999,620
Equity – noncontrolling interest	—	—	—	—	—	97,488	512,290	609,778
Total liabilities and equity	$7,574,411	$7,483,547	$346,736	$(6,437,144)	$8,967,550	$1,413,907	$(324,718)	$10,056,739

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$558	$19,706,833	$937	$—	$19,708,328	$332,626	$(276,627)	$19,764,327
Operating costs and expenses:
Cost of products sold	—	17,500,601	—	—	17,500,601	—	(272,216)	17,228,385
Lower of cost or market inventory adjustment	—	397,478	—	—	397,478	—	—	397,478
Operating expenses	4,660	1,036,911	—	—	1,041,571	104,801	(1,432)	1,144,940
General and administrative	98,200	4,914	671	—	103,785	10,824	—	114,609
Depreciation and amortization	8,041	309,101	7	—	317,149	60,548	(14,316)	363,381
Total operating costs and expenses	110,901	19,249,005	678	—	19,360,584	176,173	(287,964)	19,248,793
Income (loss) from operations	(110,343)	457,828	259	—	347,744	156,453	11,337	515,534
Other income (expense):
Earnings (loss) of equity method investments	531,542	66,227	70,369	(602,763)	65,375	2,987	(70,369)	(2,007)
Interest income (expense)	(2,390)	8,043	568	—	6,221	(36,098)	(9,339)	(39,216)
Loss on early extinguishment of debt	—	—	—	—	—	(7,677)	—	(7,677)
Gain (loss) on sale of assets	1,422	(556)	—	—	866	—	—	866
	530,574	73,714	70,937	(602,763)	72,462	(40,788)	(79,708)	(48,034)
Income before income taxes	420,231	531,542	71,196	(602,763)	420,206	115,665	(68,371)	467,500
Income tax provision	140,937	—	—	—	140,937	235	—	141,172
Net income	279,294	531,542	71,196	(602,763)	279,269	115,430	(68,371)	326,328
Less net income attributable to noncontrolling interest	—	—	(25)	—	(25)	8,288	36,773	45,036
Net income attributable to HollyFrontier stockholders	$279,294	$531,542	$71,221	$(602,763)	$279,294	$107,142	$(105,144)	$281,292
Comprehensive income attributable to HollyFrontier stockholders	$306,366	$587,294	$71,259	$(658,553)	$306,366	$107,181	$(105,183)	$308,364

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$878	$20,105,726	$153	$—	$20,106,757	$307,053	$(253,250)	$20,160,560
Operating costs and expenses:
Cost of products sold	—	17,641,119	—	—	17,641,119	—	(248,892)	17,392,227
Operating expenses	—	995,194	—	—	995,194	97,081	(1,425)	1,090,850
General and administrative	113,231	2,752	231	—	116,214	11,749	—	127,963
Depreciation and amortization	5,548	247,514	—	—	253,062	64,701	(14,317)	303,446
Total operating costs and expenses	118,779	18,886,579	231	—	19,005,589	173,531	(264,634)	18,914,486
Income (loss) from operations	(117,901)	1,219,147	(78)	—	1,101,168	133,522	11,384	1,246,074
Other income (expense):
Earnings of equity method investments	1,280,868	52,752	57,186	(1,338,518)	52,288	2,826	(57,186)	(2,072)
Interest income (expense)	(15,849)	8,969	542	—	(6,338)	(46,849)	(9,307)	(62,494)
Loss on early extinguishment of debt	(22,109)	—	—	—	(22,109)	—	—	(22,109)
	1,242,910	61,721	57,728	(1,338,518)	23,841	(44,023)	(66,493)	(86,675)
Income before income taxes	1,125,009	1,280,868	57,650	(1,338,518)	1,125,009	89,499	(55,109)	1,159,399
Income tax provision	391,243	—	—	—	391,243	333	—	391,576
Net income	733,766	1,280,868	57,650	(1,338,518)	733,766	89,166	(55,109)	767,823
Less net income attributable to noncontrolling interest	—	—	—	—	—	6,632	25,349	31,981
Net income attributable to HollyFrontier stockholders	$733,766	$1,280,868	$57,650	$(1,338,518)	$733,766	$82,534	$(80,458)	$735,842
Comprehensive income attributable to HollyFrontier stockholders	$743,013	$1,258,370	$59,470	$(1,317,840)	$743,013	$84,354	$(82,278)	$745,089

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$494	$20,043,335	$174	$—	$20,044,003	$288,501	$(241,780)	$20,090,724
Operating costs and expenses:
Cost of products sold	—	16,078,948	—	—	16,078,948	—	(238,305)	15,840,643
Operating expenses	—	906,098	—	—	906,098	89,395	(527)	994,966
General and administrative	118,860	1,519	128	—	120,507	7,594	—	128,101
Depreciation and amortization	4,172	181,735	—	—	185,907	57,789	(828)	242,868
Total operating costs and expenses	123,032	17,168,300	128	—	17,291,460	154,778	(239,660)	17,206,578
Income (loss) from operations	(122,538)	2,875,035	46	—	2,752,543	133,723	(2,120)	2,884,146
Other income (expense):
Earnings of equity method investments	2,921,077	49,347	49,066	(2,970,865)	48,625	3,364	(49,066)	2,923
Interest income (expense)	(41,564)	(3,631)	676	—	(44,519)	(57,219)	2,338	(99,400)
Gain on sale of marketable securities	—	326	—	—	326	—	—	326
	2,879,513	46,042	49,742	(2,970,865)	4,432	(53,855)	(46,728)	(96,151)
Income before income taxes	2,756,975	2,921,077	49,788	(2,970,865)	2,756,975	79,868	(48,848)	2,787,995
Income tax provision	1,027,591	—	—	—	1,027,591	371	—	1,027,962
Net income	1,729,384	2,921,077	49,788	(2,970,865)	1,729,384	79,497	(48,848)	1,760,033
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,153	31,708	32,861
Net income attributable to HollyFrontier stockholders	$1,729,384	$2,921,077	$49,788	$(2,970,865)	$1,729,384	$78,344	$(80,556)	$1,727,172
Comprehensive income attributable to HollyFrontier stockholders	$1,643,086	$2,728,675	$50,610	$(2,779,285)	$1,643,086	$79,166	$(81,378)	$1,640,874

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$174,022	$880,213	$1,187	$(403,090)	$652,332	$186,757	$(80,493)	$758,596

Cash flow from investing activities
Additions to properties, plants and equipment	(9,769)	(474,324)	(909)	—	(485,002)	—	—	(485,002)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(79,819)	—	(79,819)
Proceeds from sale of assets	—	16,633	—	—	16,633	—	—	16,633
Purchases of marketable securities	(1,025,560)	(42)	—	—	(1,025,602)	—	—	(1,025,602)
Sales and maturities of marketable securities	1,276,447	—	—	—	1,276,447	—	—	1,276,447
Other, net	—	5,021	—	—	5,021	—	—	5,021
Net intercompany advances	—	(24,562)	(719)	25,281	—	—	—	—
	241,118	(477,274)	(1,628)	25,281	(212,503)	(79,819)	—	(292,322)
Cash flows from financing activities
Net borrowings under credit agreement – HEP	—	—	—	—	—	208,000	—	208,000
Redemption of senior notes - HEP	—	—	—	—	—	(156,188)	—	(156,188)
Purchase of treasury stock	(158,847)	—	—	—	(158,847)	—	—	(158,847)
Dividends	(647,197)	—	—	—	(647,197)	—	—	(647,197)
Distributions to noncontrolling interest	—	—	—	—	—	(158,695)	80,493	(78,202)
Excess tax benefit from equity-based compensation	2,040	—	—	—	2,040	—	—	2,040
Other, net	(3,257)	(1,666)	502	—	(4,421)	(3,577)	—	(7,998)
Net receipt of intercompany advances	25,281	—	—	(25,281)	—	—	—	—
Distributions to Parent (1)	—	(403,090)	—	403,090	—	—	—	—
	(781,980)	(404,756)	502	377,809	(808,425)	(110,460)	80,493	(838,392)
Cash and cash equivalents
Increase (decrease) for the period	(366,840)	(1,817)	61	—	(368,596)	(3,522)	—	(372,118)
Beginning of period	931,920	1,817	14	—	933,751	6,352	—	940,103
End of period	$565,080	$—	$75	$—	$565,155	$2,830	$—	$567,985

(1) Parent operating cash flows include cash inflows of $403.1 million, $806.0 million, and $2,727.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, representing distributions of earnings from the Restricted Subsidiaries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$448,297	$1,044,492	$70,977	$(805,981)	$757,785	$182,799	$(71,410)	$869,174

Cash flows from investing activities:
Additions to properties, plants and equipment	(11,727)	(361,520)	(24)	—	(373,271)	—	—	(373,271)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(51,856)	—	(51,856)
Proceeds from sale of assets	—	5,071	—	—	5,071	2,731	—	7,802
Acquisition of trucking operations	—	(11,301)	—	—	(11,301)	—	—	(11,301)
Purchases of marketable securities	(935,512)	—	—	—	(935,512)	—	—	(935,512)
Sales and maturities of marketable securities	846,135	8	—	—	846,143	—	—	846,143
Other, net	—	(8,740)	—	—	(8,740)	—	—	(8,740)
Net intercompany advances	—	137,613	(69,442)	(68,171)	—	—	—	—
	(101,104)	(238,869)	(69,466)	(68,171)	(477,610)	(49,125)	—	(526,735)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	—	(58,000)	—	(58,000)
Redemption of senior notes	(300,973)	—	—	—	(300,973)	—	—	(300,973)
Proceeds from common unit offerings - HEP	73,444	—	—	—	73,444	73,444	—	146,888
Purchase of treasury stock	(225,023)	—	—	—	(225,023)	—	—	(225,023)
Contribution from general partner	—	—	(1,499)	—	(1,499)	1,499	—	—
Dividends	(645,920)	—	—	—	(645,920)	—	—	(645,920)
Distributions to noncontrolling interest	—	—	—	—	—	(142,611)	71,410	(71,201)
Excess tax benefit from equity-based compensation	2,562	—	—	—	2,562	—	—	2,562
Other, net	—	(1,477)	—	—	(1,477)	(6,891)	—	(8,368)
Net repayment of intercompany advances	(68,171)	—	—	68,171	—	—	—	—
Distributions to Parent (1)	—	(805,981)	—	805,981	—	—	—	—
	(1,164,081)	(807,458)	(1,499)	874,152	(1,098,886)	(132,559)	71,410	(1,160,035)
Cash and cash equivalents
Increase (decrease) for the period:	(816,888)	(1,835)	12	—	(818,711)	1,115	—	(817,596)
Beginning of period	1,748,808	3,652	2	—	1,752,462	5,237	—	1,757,699
End of period	$931,920	$1,817	$14	$—	$933,751	$6,352	$—	$940,103

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$1,571,928	$2,656,514	$63,759	$(2,727,561)	$1,564,640	$162,036	$(63,989)	$1,662,687

Cash flows from investing activities:
Additions to properties, plants and equipment	(7,965)	(282,369)	—	—	(290,334)	—	—	(290,334)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(44,929)	—	(44,929)
Payments received on promissory notes	—	—	72,900	—	72,900	(72,900)	—	—
Purchases of marketable securities	(671,552)	—	—	—	(671,552)	—	—	(671,552)
Sales and maturities of marketable securities	296,780	931	—	—	297,711	—	—	297,711
Other, net	—	(2,000)	—	—	(2,000)	—	—	(2,000)
Net intercompany advances	—	101,943	(126,373)	24,430	—	—	—	—
	(382,737)	(181,495)	(53,473)	24,430	(593,275)	(117,829)	—	(711,104)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	—	221,000	—	221,000
Proceeds from issuance of common units – HEP	—	—	—	—	—	294,750	—	294,750
Redemptions of senior notes	(205,000)	—	—	—	(205,000)	—	—	(205,000)
Principal tender on senior notes	—	—	—	—	—	(185,000)	—	(185,000)
Purchase of treasury stock	(209,600)	—	—	—	(209,600)	—	—	(209,600)
Contribution from general partner	—	—	(10,286)	—	(10,286)	10,286	—	—
Distribution from HEP upon UNEV transfer	—	260,922	—	—	260,922	(260,922)	—	—
Dividends	(658,085)	—	—	—	(658,085)	—	—	(658,085)
Distributions to noncontrolling interest	—	—	—	—	—	(122,777)	63,989	(58,788)
Excess tax benefit from equity-based compensation	23,361	—	—	—	23,361	—	—	23,361
Other, net	8,620	(1,370)	—	—	7,250	(2,676)	—	4,574
Net receipt of intercompany advances	24,430		—	(24,430)	—	—	—	—
Distributions to Parent (1)	—	(2,727,561)	—	2,727,561	—	—	—	—
	(1,016,274)	(2,468,009)	(10,286)	2,703,131	(791,438)	(45,339)	63,989	(772,788)
Cash and cash equivalents
Increase (decrease) for the period:	172,917	7,010	—	—	179,927	(1,132)	—	178,795
Beginning of period	1,575,891	(3,358)	2	—	1,572,535	6,369	—	1,578,904
End of period	$1,748,808	$3,652	$2	$—	$1,752,462	$5,237	$—	$1,757,699

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 21:	Significant Customers

All revenues are domestic revenues, except for sales of fuel oil for export into Mexico. We have two significant customers (Shell Oil and Sinclair), each of which has historically accounted for 10% or more of our annual revenues. Shell Oil accounted for $2,097.4 million (11%), $1,830.5 million (9%) and $2,323.6 million (12%) for the years ended December 31, 2014, 2013 and 2012, respectively, and Sinclair accounted for $2,018.8 million (10%), $2,134.3 million (11%) and $2,106.6 million (10%) of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Our export sales were less than 3% of our revenues for the years ended December 31, 2014, 2013 and 2012.

NOTE 22:	Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Year
	(In thousands, except per share data)
Year Ended December 31, 2014
Sales and other revenues	$4,791,053	$5,372,600	$5,317,555	$4,283,119	$19,764,327
Operating costs and expenses	$4,520,057	$5,076,255	$5,014,944	$4,637,537	$19,248,793
Income (loss) from operations (1)	$270,996	$296,345	$302,611	$(354,418)	$515,534
Income (loss) before income taxes	$251,576	$286,485	$290,774	$(361,335)	$467,500
Net income (loss) attributable to HollyFrontier stockholders	$152,061	$176,429	$175,006	$(222,204)	$281,292
Net income (loss) per share attributable to HollyFrontier stockholders - basic	$0.76	$0.89	$0.88	$(1.13)	$1.42
Net income (loss) per share attributable to HollyFrontier stockholders - diluted	$0.76	$0.89	$0.88	$(1.13)	$1.42
Dividends per common share	$0.80	$0.82	$0.82	$0.82	$3.26
Average number of shares of common stock outstanding:
Basic	198,297	198,139	197,261	195,310	197,243
Diluted	198,924	198,380	197,535	195,310	197,428

Year Ended December 31, 2013
Sales and other revenues	$4,707,789	$5,298,848	$5,327,122	$4,826,801	$20,160,560
Operating costs and expenses	$4,158,594	$4,838,842	$5,177,372	$4,739,678	$18,914,486
Income from operations	$549,195	$460,006	$149,750	$87,123	$1,246,074
Income before income taxes	$529,465	$417,792	$137,437	$74,705	$1,159,399
Net income attributable to HollyFrontier stockholders	$333,669	$256,981	$82,290	$62,902	$735,842
Net income per share attributable to HollyFrontier stockholders - basic	$1.64	$1.27	$0.41	$0.32	$3.66
Net income per share attributable to HollyFrontier stockholders - diluted	$1.63	$1.27	$0.41	$0.31	$3.64
Dividends per common share	$0.80	$0.80	$0.80	$0.80	$3.20
Average number of shares of common stock outstanding:
Basic	202,726	201,543	199,098	198,371	200,419
Diluted	203,428	201,905	199,509	199,311	201,234

(1) Loss from operations for the fourth quarter of 2014 reflects a non-cash lower of cost or market inventory valuation charge of $397.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2014 that would need to be reported on Form 8-K that have not previously been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2015 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2015 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2015 and is incorporated herein by reference.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2015 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2015 and is incorporated herein by reference.

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

(3)    Exhibits

The Exhibit Index on pages 102 to 109 of this Annual Report on Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Annual Report on Form 10-K.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: February 25, 2015	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Michael C. Jennings	Chairman of the Board, Chief	February 25, 2015
Michael C. Jennings	Executive Officer and President

/s/ Douglas S. Aron	Executive Vice President and	February 25, 2015
Douglas S. Aron	Chief Financial Officer
(Principal Financial Officer)

/s/ J.W. Gann, Jr.	Vice President, Controller and	February 25, 2015
J.W. Gann, Jr.	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Denise C. McWatters	Senior Vice President, General	February 25, 2015
Denise C. McWatters	Counsel and Secretary

/s/ Douglas Y. Bech	Director	February 25, 2015
Douglas Y. Bech

/s/ Leldon Echols	Director	February 25, 2015
Leldon Echols

/s/ R. Kevin Hardage	Director	February 25, 2015
R. Kevin Hardage

/s/ Robert J. Kostelnik	Director	February 25, 2015
Robert J. Kostelnik

/s/ James H. Lee	Director	February 25, 2015
James H. Lee

/s/ Franklin Myers	Director	February 25, 2015
Franklin Myers

/s/ Michael E. Rose	Director	February 25, 2015
Michael E. Rose

/s/ Tommy A. Valenta	Director	February 25, 2015
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

4.2
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

4.3
Second Supplemental Indenture, dated June 4, 2010, among HEP Operations LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 of Holly Energy Partners, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, File No. 1-32225).

4.4
Third Supplemental Indenture, dated December 29, 2011, among Cheyenne Logistics LLC, El Dorado Logistics LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Holly Energy Partners, L.P.'s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-32225).

4.5
Fourth Supplemental Indenture, dated August 6, 2012, among HEP UNEV Holdings LLC, HEP UNEV Pipeline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, File No. 1-03876).

4.6
Indenture, dated November 22, 2010, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association, providing for the issuance of 6 7/8% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 of Frontier Oil Corporation's Current Report on Form 8-K filed November 22, 2010, File Number 1-07627).

4.7
First Supplemental Indenture, dated November 22, 2010, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Frontier Oil Corporation's Current Report on Form 8-K filed November 22, 2010, File Number 1-07627).

4.8
Second Supplemental Indenture, dated May 26, 2011, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Frontier Oil Corporation's Current Report on Form 8-K filed May 27, 2011, File No. 1-07627).

Table of Content

Exhibit Number	Description

4.9
Third Supplemental Indenture, dated July 1, 2011, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

4.10
Fourth Supplemental Indenture, dated September 6, 2013, among HollyFrontier Corporation, as issuer (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 1-03876).

4.11	Form of 6 7/8% Senior Note Due 2018 (incorporated by reference to Exhibit 4.3 of Frontier Oil Corporation's Current Report on form 8-K filed November 22, 2010, file Number 1-07627).

4.12
Indenture, dated March 12, 2012, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors and U.S. Bank National Association, providing for the issuance of 6.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.'s Current Report on Form 8-K filed March 12, 2012, File No. 1-32225).

4.13
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

Table of Content

Exhibit Number	Description

10.9
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

10.10
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

10.11
First Amendment to Amended and Restated Refined Product Pipelines and Terminals Agreement, dated November 7, 2013, effective September 30, 2013, among HollyFrontier Refining & Marketing LLC (formerly Holly Refining & Marketing LLC), Holly Energy Partners - Operating, L.P., HEP Pipeline Assets, Limited Partnership, HEP Pipeline, L.L.C., HEP Refining Assets, L.P., HEP Refining L.L.C., HEP Mountain Home, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013, File No. 1-03876).

10.12
Second Amended and Restated Throughput Agreement (Tucson Terminal), dated September 19, 2013, effective June 1, 2013, among HollyFrontier Refining & Marketing LLC, HEP Refining, L.L.C. and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 1-03876).

10.13
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

10.17
Indemnification Proceeds and Payments Allocation Agreement, dated December 1, 2009, between HEP Tulsa LLC and Holly Refining & Marketing - Tulsa LLC (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed December 7, 2009, File No. 1-03876).

10.18
Pipeline Systems Operating Agreement, dated February 8, 2010, among Navajo Refining Company, L.L.C., Lea Refining Company, Woods Cross Refining Company, L.L.C., Holly Refining & Marketing - Tulsa LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Holly Energy Partners, L.P.'s Current Report on Form 8-K filed February 9, 2010, File No. 1-32225).

10.19
First Amendment to Pipeline Systems Operating Agreement, dated March 31, 2010, among Navajo Refining Company, L.L.C., Lea Refining Company, Woods Cross Refining Company, L.L.C., Holly Refining & Marketing - Tulsa LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed April 6, 2010, File No. 1-03876).

10.20
Loading Rack Throughput Agreement (Lovington), dated March 31, 2010, between Navajo Refining Company, L.L.C. and Holly Energy Storage-Lovington LLC (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed April 6, 2010, File No. 1-03876).

10.21
First Amended and Restated Lease and Access Agreement (East Tulsa), dated March 31, 2010, among Holly Refining & Marketing-Tulsa, HEP Tulsa LLC and Holly Energy Storage-Tulsa LLC (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed April 6, 2010, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.22
LLC Interest Purchase Agreement, dated November 9, 2011, among HollyFrontier Corporation, Frontier Refining LLC, Frontier El Dorado Refining LLC, Holly Energy Partners-Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed November 10, 2011, File No. 1-03876).

10.23
First Amended and Restated Tankage, Loading Rack and Crude Oil Receiving Throughput Agreement (Cheyenne), dated November 11, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.26 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-03876).

10.24
First Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated November 11, 2011, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.27 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-03876).

10.25
Second Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed January 13, 2014, File No. 1-03876).

10.26
Eighth Amended and Restated Omnibus Agreement, dated July 16, 2013, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 22, 2013, File No. 1-03876).

10.27
Ninth Amended and Restated Omnibus Agreement, dated January 7, 2014, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed January 13, 2014, File No. 1-03876).

10.28
Tenth Amended and Restated Omnibus Agreement, dated September 26, 2014, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-03876).

10.29
Lease and Access Agreement (Cheyenne), dated November 9, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed November 10, 2011, File No. 1-03876).

10.30
First Amendment to Lease and Access Agreement (Cheyenne), effective June 5, 2012, between Frontier Refining LLC and Cheyenne Logistics LLC. (incorporated by reference to Exhibit 10.32 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2013, File No. 1-03876).

10.31
Lease and Access Agreement (El Dorado), dated November 9, 2011, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K filed November 10, 2011, File No. 1-03876).

10.32
First Amendment to Lease and Access Agreement ( El Dorado), effective August 15, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC. (incorporated by reference to Exhibit 10.34 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2013, File No. 1-03876).

10.33
Second Amendment to Lease and Access Agreement ( El Dorado), effective December 5, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC. (incorporated by reference to Exhibit 10.35 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2013, File No. 1-03876).

10.34
Third Amendment to Lease and Access Agreement ( El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC. (incorporated by reference to Exhibit 10.36 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2013, File No. 1-03876).

10.35
Credit Agreement, dated July 1, 2011, among HollyFrontier Corporation and certain of its subsidiaries, as borrowers, Union Bank, N.A., as administrative agent and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

10.36
First Amendment to Credit Agreement, dated August 24, 2011, among HollyFrontier Corporation and certain of its subsidiaries, as borrowers, Union Bank, N.A, as administrative agent and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed August 30, 2011, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.37
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

10.38
Guarantee and Collateral Agreement, dated July 1, 2011, among HollyFrontier Corporation and certain of its subsidiaries in favor of Union Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

10.39
Senior Unsecured 5-Year Revolving Credit Agreement, dated July 1, 2014, among HollyFrontier Corporation, as borrower, Union Bank, N. A. as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

10.40
Subsidiary Guarantee, Dated July 1, 2014, by certain subsidiaries of HollyFrontier Corporation in favor of Union Bank, N. A. as administrative agent (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

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

10.50
Amended and Restated Transportation Services Agreement dated September 26, 2014, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-03876).

10.51
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

10.53
Second Amendment to Refined Products Purchase Agreement, dated December 19, 2011, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No 1-03876).

10.54
Third Amendment to Refined Products Purchase Agreement, dated June 1, 2012, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

10.55*	Fourth Amendment to Refined Products Purchase Agreement dated February 27, 2014, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation.

10.56*	Fifth Amendment to Refined Products Purchase Agreement dated June 23, 2014, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation.

10.57+
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

10.58+
First Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.59+
Second Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 18, 2011, File No. 1-03876).

10.60+
Third Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.61+
Holly Corporation – Supplemental Payment Agreement for 2001 Service as Director (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-03876).

10.62+
Holly Corporation – Supplemental Payment Agreement for 2002 Service as Director (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K for its fiscal year ended July 31, 2002, File No. 1-03876).

10.63+
Holly Corporation – Supplemental Payment Agreement for 2003 Service as Director (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003, File No. 1-03876).

10.64+	Holly Corporation Amended and Restated Change in Control Agreement Policy (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 1, 2011, File No. 1-03876).

10.65+
Holly Corporation Employee Form of Change in Control Agreement (for grandfathered Holly Corporation employees) (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed February 20, 2008, File No. 1-03876).

10.66+
HollyFrontier Corporation Form of Change in Control Agreement (for legacy Frontier Oil Corporation executives) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 24, 2012, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.67+
HollyFrontier Corporation Form of Amendment to Change in Control Agreement for Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 10, 2012, File No. 1-03876).

10.68+
HollyFrontier Corporation Form of Change in Control Agreement (for legacy Holly Corporation employees) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 30, 2012, File No. 1-03876).

10.69+
HollyFrontier Corporation Form of Change in Control Agreement (for HollyFrontier Corporation new hires and promotes) (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed March 30, 2012, File No. 1-03876).

10.70+
HollyFrontier Corporation Form of Amendment to Change in Control Agreement for David L. Lamp and George J. Damiris (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 14, 2013, File No. 1-03876).

10.71+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, File No. 1-03876).

10.72+
Form of Employee Restricted Stock Agreement [time based vesting] (incorporated by reference to Exhibit 10.10 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, File No. 1-03876).

10.73+
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

10.75+	Form of Restricted Stock Agreement (time-based vesting) (incorporated by reference to Exhibit 4.13 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.76+	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 4.14 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.77*	Form of Performance Share Unit Agreement (for 162(m) covered employees).

10.78*	Form of Performance Share Unit Agreement (for non-162(m) covered employees).

10.79+
Form of Restricted Stock Unit Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.63 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.80+
Form of Notice of Grant of Restricted Stock Units (for non-employee directors) (incorporated by reference to Exhibit 10.64 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.81+
Form of Indemnification Agreement entered into with directors and officers of Holly Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed December 13, 2006, File No. 1-03876).

10.82+
Retention and Assumption Agreement, dated February 21, 2011, among Frontier Oil Corporation, Holly Corporation and Michael C. Jennings (incorporated by reference to Exhibit 10.1 to Frontier Oil Corporation's Current Report on Form 8-K filed February 21, 2011, File No. 1-07627).

10.83+
Retention and Assumption Agreement, dated February 21, 2011, among Frontier Oil Corporation, Holly Corporation and Doug S. Aron (incorporated by reference to Exhibit 10.2 to Frontier Oil Corporation's Current Report on Form 8-K filed February 21, 2011, File No. 1-07627).

10.84+
HollyFrontier Corporation Omnibus Incentive Compensation Plan (formerly the Frontier Oil Corporation Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

10.85+
Form of Frontier Oil Corporation Omnibus Incentive Compensation Plan Stock Unit Agreement with Double Trigger Vesting (incorporated by reference to Exhibit 10.15 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 1-03876).

10.86+
Form of Frontier Oil Corporation Omnibus Incentive Compensation Plan Restricted Stock Agreement with Double Trigger Vesting (incorporated by reference to Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.87+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (formerly the Frontier Deferred Compensation Plan) (incorporated by reference to Exhibit 10.73 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.88+
Form of Indemnification Agreement between Frontier and each of its officers and directors (incorporated by reference to Exhibit 10.41 to Frontier Oil Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, File No. 1-07627).

10.89+
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

101++
The following financial information from Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.