Form 10-Q
period 2015-03-31
HollyFrontier Corp
filed 2015-05-06
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
194,702,524 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2015.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“WTS” means West Texas Sour, a medium sour crude oil.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $5,802 and $2,830, respectively)	$594,092	$567,985
Marketable securities	414,507	474,110
Total cash, cash equivalents and short-term marketable securities	1,008,599	1,042,095
Accounts receivable: Product and transportation (HEP: $39,855 and $40,129, respectively)	504,864	507,040
Crude oil resales	21,989	82,865
	526,853	589,905
Inventories: Crude oil and refined products	998,936	920,104
Materials, supplies and other (HEP: $1,961 and $1,940, respectively)	116,742	115,027
	1,115,678	1,035,131
Income taxes receivable	—	11,719
Prepayments and other (HEP: $2,428 and $2,443, respectively)	64,648	104,148
Total current assets	2,715,778	2,782,998

Properties, plants and equipment, at cost (HEP: $1,305,065 and $1,269,161, respectively)	5,011,673	4,852,441
Less accumulated depreciation (HEP: $(258,078) and $(244,850), respectively)	(1,230,513)	(1,181,902)
	3,781,160	3,670,539
Other assets: Turnaround costs	254,639	257,153
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,781	2,331,781
Intangibles and other (HEP: $71,995 and $73,928, respectively)	178,769	188,169
	2,765,189	2,777,103
Total assets	$9,262,127	$9,230,640

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $28,491 and $17,881, respectively)	$930,909	$1,108,138
Income taxes payable	112,016	19,642
Accrued liabilities (HEP: $16,771 and $26,321, respectively)	112,975	106,214
Deferred income tax liabilities	16,503	17,409
Total current liabilities	1,172,403	1,251,403

Long-term debt (HEP: $890,742 and $867,579, respectively)	1,077,369	1,054,890
Deferred income taxes (HEP: $420 and $367, respectively)	631,030	646,870
Other long-term liabilities (HEP: $52,322 and $47,170, respectively)	181,822	176,758

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of March 31, 2015 and December 31, 2014	2,560	2,560
Additional capital	4,009,507	4,003,628
Retained earnings	2,942,707	2,778,577
Accumulated other comprehensive income	16,372	27,894
Common stock held in treasury, at cost – 61,260,342 and 59,876,776 shares as of March 31, 2015 and December 31, 2014, respectively	(1,344,300)	(1,289,075)
Total HollyFrontier stockholders’ equity	5,626,846	5,523,584
Noncontrolling interest	572,657	577,135
Total equity	6,199,503	6,100,719
Total liabilities and equity	$9,262,127	$9,230,640

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2015 and December 31, 2014. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Sales and other revenues	$3,006,626	$4,791,053
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,251,373	4,138,620
Lower of cost or market inventory valuation adjustment	(6,546)	—
	2,244,827	4,138,620
Operating expenses (exclusive of depreciation and amortization)	263,596	273,966
General and administrative expenses (exclusive of depreciation and amortization)	29,569	26,923
Depreciation and amortization	80,012	80,548
Total operating costs and expenses	2,618,004	4,520,057
Income from operations	388,622	270,996
Other income (expense):
Loss of equity method investments	(7,807)	(801)
Interest income	962	1,405
Interest expense	(10,154)	(12,347)
Gain on sale of assets	766	—
Loss on early extinguishment of debt	—	(7,677)
	(16,233)	(19,420)
Income before income taxes	372,389	251,576
Income tax provision:
Current	139,198	93,293
Deferred	(9,470)	(5,679)
	129,728	87,614
Net income	242,661	163,962
Less net income attributable to noncontrolling interest	15,785	11,901
Net income attributable to HollyFrontier stockholders	$226,876	$152,061
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.16	$0.76
Diluted	$1.16	$0.76
Cash dividends declared per common share	$0.32	$0.80
Average number of common shares outstanding:
Basic	195,069	198,297
Diluted	195,121	198,924

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$242,661	$163,962
Other comprehensive income:
Securities available-for-sale:
Unrealized gain on marketable securities	108	12
Reclassification adjustments to net income on sale or maturity of marketable securities	(40)	(1)
Net unrealized gain on marketable securities	68	11
Hedging instruments:
Change in fair value of cash flow hedging instruments	(15,428)	92,035
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(4,161)	(5,222)
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270
Net unrealized gain (loss) on hedging instruments	(19,319)	87,083
Post-retirement benefit obligations:
Loss on post-retirement healthcare plan	—	(89)
Net change in post-retirement benefit obligations	—	(89)
Other comprehensive income (loss) before income taxes	(19,251)	87,005
Income tax expense (benefit)	(7,275)	33,705
Other comprehensive income (loss)	(11,976)	53,300
Total comprehensive income	230,685	217,262
Less noncontrolling interest in comprehensive income	15,331	11,959
Comprehensive income attributable to HollyFrontier stockholders	$215,354	$205,303

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$242,661	$163,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,012	80,548
Lower of cost or market inventory valuation adjustment	(6,546)	—
Net loss of equity method investments, inclusive of distributions	8,557	1,363
Gain on sale of assets	(766)	—
Loss on early extinguishment of debt attributable to unamortized discount	—	1,489
Deferred income taxes	(9,470)	(5,679)
Equity-based compensation expense	7,225	6,186
Change in fair value – derivative instruments	2,223	(10,546)
(Increase) decrease in current assets:
Accounts receivable	63,517	17,878
Inventories	(74,001)	(236,045)
Income taxes receivable	11,719	96,945
Prepayments and other	22,203	10,010
Increase (decrease) in current liabilities:
Accounts payable	(165,839)	260,834
Income taxes payable	92,374	—
Accrued liabilities	(3,059)	3,060
Turnaround expenditures	(29,100)	(4,292)
Other, net	5,182	9,216
Net cash provided by operating activities	246,892	394,929

Cash flows from investing activities:
Additions to properties, plants and equipment	(134,186)	(103,677)
Additions to properties, plants and equipment – HEP	(38,433)	(20,604)
Purchases of marketable securities	(118,816)	(244,030)
Sales and maturities of marketable securities	178,524	253,676
Other, net	814	1,586
Net cash used for investing activities	(112,097)	(113,049)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	153,500	421,300
Repayments under credit agreement – HEP	(130,500)	(246,600)
Redemption of senior notes – HEP	—	(156,188)
Inventory repurchase obligation	7,434	21,126
Purchase of treasury stock	(55,065)	(13,988)
Dividends	(62,335)	(158,614)
Distributions to noncontrolling interest	(20,472)	(18,881)
Excess tax benefit from equity-based compensation	—	5,156
Other, net	(1,250)	(659)
Net cash used for financing activities	(108,688)	(147,348)

Cash and cash equivalents:
Increase for the period	26,107	134,532
Beginning of period	567,985	940,103
End of period	$594,092	$1,074,635

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,522	$20,469
Income taxes	$38,985	$233

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of March 31, 2015, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2015, the consolidated results of operations and comprehensive income for the three months ended March 31, 2015 and 2014 and consolidated cash flows for the three months ended March 31, 2015 and 2014 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 that has been filed with the SEC.

Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2015.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.4 million at March 31, 2015 and December 31, 2014.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Goodwill: We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2015, there have been no impairments to goodwill.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update (ASU 2014-09, “Revenue from Contracts with Customers”) was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has a proposed effective date of January 1, 2018, and we are evaluating the impact of this standard.

NOTE 2:	Variable Interest Entity

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

As of March 31, 2015, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 81% of HEP’s total revenues for the three months ended March 31, 2015. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of March 31, 2015, these agreements result in minimum annualized payments to HEP of $231.6 million.

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

The carrying amounts and estimated fair values of our investments in marketable securities, derivative instruments and senior notes at March 31, 2015 and December 31, 2014 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2015
Assets:
Marketable securities	$414,507	$414,507	$—	$414,507	$—
NYMEX futures contracts	6,465	6,465	6,465	—	—
Commodity price swaps	192,628	192,628	—	192,628	—
Forward contracts	2,167	2,167	—	1,566	601
HEP interest rate swaps	147	147	—	147	—
Total assets	$615,914	$615,914	$6,465	$608,848	$601

Liabilities:
Commodity price swaps	$192,555	$192,555	$—	$192,555	$—
Forward contracts	3,352	3,352	—	199	3,153
HollyFrontier senior notes	153,908	154,500	—	154,500	—
HEP senior notes	296,742	295,500	—	295,500	—
HEP interest rate swaps	942	942	—	942	—
Total liabilities	$647,499	$646,849	$—	$643,696	$3,153

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

Level 2 Financial Instruments
Investments in marketable securities and derivative instruments consisting of commodity price swaps, forward sales and purchase contracts and HEP's interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair values of the commodity price and interest rate swap contracts are based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP's interest rate swaps. The fair value of the marketable securities and senior notes is based on values provided by a third-party, which were derived using market quotes for similar type instruments, a Level 2 input.

Level 3 Financial Instruments
We have forward commodity sales and purchase contracts for which quoted forward market prices are not readily available. The forward rate used to value these forward sales and purchase contracts are derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing and grade differentials, a Level 3 input.

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Level 3 Financial Instruments	2015	2014
	(In thousands)
Liability balance at beginning of period	$—	$(35,318)
Change in fair value:
Recognized in other comprehensive income	(2,552)	(22,137)
Recognized in cost of products sold	—	8,970
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	—	25,331
Recognized in cost of products sold	—	681
Liability balance at end of period	$(2,552)	$(22,473)

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 forward commodity sales and purchase contracts would result in an immaterial change in the fair value.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$226,876	$152,061
Participating securities' share in earnings	644	466
Net income attributable to common shares	$226,232	$151,595
Average number of shares of common stock outstanding	195,069	198,297
Effect of dilutive variable restricted shares and performance share units (1)	52	627
Average number of shares of common stock outstanding assuming dilution	195,121	198,924
Basic earnings per share	$1.16	$0.76
Diluted earnings per share	$1.16	$0.76
(1) Excludes anti-dilutive restricted and performance share units of:	412	14

NOTE 5:	Stock-Based Compensation

As of March 31, 2015, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $6.3 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.9 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted stock and restricted stock unit activity and changes during the three months ended March 31, 2015 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2015 (non-vested)	669,777	$40.49
Granted	8,132	36.59
Vesting (transfer/conversion to common stock)	(2,999)	44.48
Forfeited	(6,046)	43.78
Outstanding at March 31, 2015 (non-vested)	668,864	$44.03	$26,935

For the three months ended March 31, 2015, 2,999 restricted stock and restricted stock units vested having a grant date fair value of $0.1 million. As of March 31, 2015, there was $17.4 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200%. As of March 31, 2015, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 50% .

A summary of performance share unit activity and changes during the three months ended March 31, 2015 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2015 (non-vested)	725,054
Granted	3,654
Forfeited	(11,774)
Outstanding at March 31, 2015 (non-vested)	716,934

As of March 31, 2015, there was $17.6 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $43.67 per unit. That cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at March 31, 2015 consisted of cash, cash equivalents and investments in marketable securities.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following is a summary of our marketable securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
March 31, 2015
Certificates of deposit	$27,000	$4	$—	$27,004
Commercial paper	46,375	16	(3)	46,388
Corporate debt securities	112,175	12	(47)	112,140
State and political subdivisions debt securities	229,039	11	(75)	228,975
Total marketable securities	$414,589	$43	$(125)	$414,507

December 31, 2014
Certificates of deposit	$54,000	$10	$—	$54,010
Commercial paper	52,297	7	(4)	52,300
Corporate debt securities	136,181	1	(94)	136,088
State and political subdivisions debt securities	231,819	5	(112)	231,712
Total marketable securities	$474,297	$23	$(210)	$474,110

Interest income recognized on our marketable securities was $0.5 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 7:	Inventories

Inventory consists of the following components:

	March 31, 2015	December 31, 2014
	(In thousands)
Crude oil	$575,714	$581,592
Other raw materials and unfinished products(1)	199,608	204,467
Finished products(2)	614,546	531,523
Lower of cost or market reserve	(390,932)	(397,478)
Process chemicals(3)	4,563	4,028
Repair and maintenance supplies and other	112,179	110,999
Total inventory	$1,115,678	$1,035,131

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $390.9 million and $397.5 million at March 31, 2015 and December 31, 2014, respectively. The December 31, 2014 market reserve of $397.5 million was reversed and reduced cost of products sold during the first quarter of 2015, due to the sale of inventory quantities that gave rise to the reserve. A new market reserve of $390.9 million was established as of March 31, 2015 based on market conditions and prices at that time.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 8:	Environmental

We expensed $4.6 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $105.2 million and $104.5 million at March 31, 2015 and December 31, 2014, respectively, of which $82.7 million and $81.8 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At March 31, 2015, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.7 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
At March 31, 2015, HEP had a $650 million senior secured revolving credit facility expiring in November 2018 (the “HEP Credit Agreement”) with an outstanding balance of $594.0 million and no outstanding letters of credit. At March 31, 2015, HEP was in compliance with all of its covenants. On April 28, 2015, the HEP Credit Agreement was amended, increasing the size of the credit facility from $650 million to $850 million (the “HEP Amended Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. The HEP Amended Credit Agreement matures in November 2018.

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

At any time, following notice to the trustee, that the HollyFrontier Senior Notes are rated investment grade by both Moody's and Standard & Poor's and no default or event of default exists, we are not subject to many of the foregoing covenants (a "Covenant Suspension"). As of March 31, 2015, the HollyFrontier Senior Notes were rated investment grade by both Standard & Poor's (BBB-) and Moody's (Baa3). As a result, we are under the Covenant Suspension pursuant to the terms of the indenture governing the HollyFrontier Senior Notes.

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

The carrying amounts of long-term debt are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
6.875% Senior Notes
Principal	$150,000	$150,000
Unamortized premium	3,908	4,144
	153,908	154,144
Financing Obligation	32,719	33,167

Total HollyFrontier long-term debt	186,627	187,311

HEP Credit Agreement	594,000	571,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,258)	(3,421)
	296,742	296,579

Total HEP long-term debt	890,742	867,579

Total long-term debt	$1,077,369	$1,054,890

We capitalized interest attributable to construction projects of $2.9 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 10: Derivative Instruments and Hedging Activities

Commodity Price Risk Management

Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in crude oil and refined products, as well as volatility in the price of natural gas used in our refining operations. We periodically enter into derivative contracts in the form of commodity price swaps, forward purchase and sales and futures contracts to mitigate price exposure with respect to:

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended March 31, 2015
Change in fair value	$(14,148)	Sales and other revenues	$49,180	Sales and other revenues	$(133)
Gain reclassified to earnings due to settlements	(4,692)	Cost of products sold	(40,769)	Cost of products sold	1,244
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(3,989)	Operating expenses	547
Total	$(18,570)		$4,422		$1,658

Three Months Ended March 31, 2014
Change in fair value	$92,478	Sales and other revenues	$(25,331)
Gain reclassified to earnings due to settlements	(5,760)	Cost of products sold	29,317
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	1,504	Operating expenses	$(2,160)
Total	$86,988		$5,490		$(2,160)

As of March 31, 2015, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Natural gas - long	26,400,000	7,200,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	3,300,000	3,300,000	—	—	Barrels
Ultra-low sulfur diesel - short	3,300,000	3,300,000	—	—	Barrels
Forward sales	1,760,000	1,760,000	—	—	Barrels
Forward purchases	625,000	625,000	—	—	Barrels

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 26,400,000 MMBTU's to be purchased ratably through 2017. As of March 31, 2015, we have an unrealized loss of $3.0 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended March 31,
Location of Gain (Loss) Recognized in Income	2015	2014
	(In thousands)
Cost of products sold	$22,281	$26
Operating expenses	(296)	(48)
Total	$21,985	$(22)

As of March 31, 2015, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Commodity price swap (crude basis spread) - long	6,232,000	5,500,000	732,000	—	Barrels
Commodity price swap (natural gas basis spread) - long	1,350,000	1,350,000	—	—	MMBTU
Commodity price swap (natural gas) - long	26,400,000	7,200,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	26,400,000	7,200,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	564,000	564,000	—	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2015, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of March 31, 2015, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of March 31, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended March 31, 2015
Interest rate swaps
Change in fair value	$(1,280)
Loss reclassified to earnings due to settlements	531	Interest expense	$(531)
Total	$(749)		$(531)

Three Months Ended March 31, 2014
Interest rate swaps
Change in fair value	$(443)
Loss reclassified to earnings due to settlements	538	Interest expense	$(538)
Total	$95		$(538)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2015
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$106,379	$(90,773)	$15,606	$61,573	$(35,812)	$25,761
Forward contracts	753	(722)	31	2,630	(1,414)	1,216
Interest rate swap contracts	147	—	147	942	—	942
	$107,279	$(91,495)	$15,784	$65,145	$(37,226)	$27,919

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$22,090	$(7,720)	$14,370	$32,489	$(28,347)	$4,142
NYMEX futures contracts	6,465	—	6,465	—	—	—
	$28,555	$(7,720)	$20,835	$32,489	$(28,347)	$4,142

Total net balance			$36,619			$32,061

Balance sheet classification:	Prepayment and other		$36,472	Accrued liabilities		$2,386
	Intangibles and other		147	Other long-term liabilities		29,675
			$36,619			$32,061

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2014
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$173,658	$(142,115)	$31,543	$21,441	$—	$21,441
Interest rate swap contracts	1,019	—	1,019	1,065	—	1,065
	$174,677	$(142,115)	$32,562	$22,506	$—	$22,506

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$17,630	$(12,942)	$4,688	$20,398	$(17,007)	$3,391
NYMEX futures contracts	17,619	—	17,619	—	—	—
	$35,249	$(12,942)	$22,307	$20,398	$(17,007)	$3,391

Total net balance			$54,869			$25,897

Balance sheet classification:	Prepayment and other		$53,850
	Intangibles and other		1,019	Other long-term liabilities		$25,897
			$54,869			$25,897

At March 31, 2015, we had a pre-tax net unrealized loss of $7.4 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of $20.1 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the three months ended March 31, 2015 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$5,523,584	$577,135	$6,100,719
Net income	226,876	15,785	242,661
Dividends	(62,745)	—	(62,745)
Distributions to noncontrolling interest holders	—	(20,472)	(20,472)
Other comprehensive income, net of tax	(11,522)	(454)	(11,976)
Equity-based compensation	6,329	896	7,225
Tax attributable to equity-based compensation	(570)	—	(570)
Purchase of treasury stock (1)	(55,106)	—	(55,106)
Purchase of HEP units for restricted grants	—	(247)	(247)
Other	—	14	14
Balance at March 31, 2015	$5,626,846	$572,657	$6,199,503

(1)	Includes 1,215 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In February 2015, our Board of Directors approved a $500 million share repurchase program authorizing us to repurchase common stock in the open market or through privately negotiated transactions. As of March 31, 2015, we had remaining authorization to repurchase up to $461.5 million under this stock repurchase program.

On May 5, 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs including $461.5 million remaining under the existing $500 million share repurchase program. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2015
Net unrealized gain on marketable securities	$68	$27	$41
Net unrealized loss on hedging instruments	(19,319)	(7,302)	(12,017)
Other comprehensive loss	(19,251)	(7,275)	(11,976)
Less other comprehensive loss attributable to noncontrolling interest	(454)	—	(454)
Other comprehensive loss attributable to HollyFrontier stockholders	$(18,797)	$(7,275)	$(11,522)

Three Months Ended March 31, 2014
Net unrealized gain on marketable securities	$11	$(3)	$14
Net unrealized gain on hedging instruments	87,083	33,743	53,340
Net change in post-retirement benefit obligations	(89)	(35)	(54)
Other comprehensive income	87,005	33,705	53,300
Less other comprehensive income attributable to noncontrolling interest	58	—	58
Other comprehensive income attributable to HollyFrontier stockholders	$86,947	$33,705	$53,242

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended March 31,
	2015	2014

Marketable securities	$(2)	$1	Interest income
	42	—	Gain on sale of assets
	40	1
	15	—	Income tax expense
	25	1	Net of tax

Hedging instruments:
Commodity price swaps	49,180	(25,331)	Sales and other revenues
	(40,769)	29,317	Cost of products sold
	(3,989)	1,504	Operating expenses
Interest rate swaps	(531)	(538)	Interest expense
	3,891	4,952
	1,630	2,043	Income tax expense
	2,261	2,909	Net of tax
	322	326	Noncontrolling interest
	2,583	3,235	Net of tax and noncontrolling interest

Total reclassifications for the period	$2,608	$3,236

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	March 31, 2015	December 31, 2014
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$20,689	$20,689
Unrealized loss on marketable securities	(44)	(85)
Unrealized gain (loss) on hedging instruments, net of noncontrolling interest	(4,273)	7,290
Accumulated other comprehensive income	$16,372	$27,894

NOTE 13:	Post-retirement Plans

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Service cost – benefit earned during the period	$424	$224
Interest cost on projected benefit obligations	205	159
Amortization of prior service credit	(871)	(1,074)
Amortization of net loss	46	—
Net periodic post-retirement credit	$(196)	$(691)

Additionally, we had a program that provided transition benefit payments to certain employees that participated in a previously terminated defined benefit plan. The program extended through 2014 and provided payments subsequent to year-end provided the employee was employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs under this program were $0.3 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively. In March 2015, we paid all amounts owed to plan participants of $11.0 million.

NOTE 14:	Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. The EPA has not yet finalized the 2014 nor the 2015 percentage standards under its RFS2 program. The estimated quantity of renewable fuels or RINs that we are required to purchase and that have been accrued for as of March 31, 2015 and December 31, 2014, as well as for the three months and year then ended, are based on quantities proposed by the EPA in November 2013.

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

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014.

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2015
Sales and other revenues	$2,989,280	$89,756	$218	$(72,628)	$3,006,626
Depreciation and amortization	$63,275	$14,290	$2,654	$(207)	$80,012
Income (loss) from operations	$373,901	$44,210	$(28,949)	$(540)	$388,622
Capital expenditures	$129,761	$38,433	$4,425	$—	$172,619

Three Months Ended March 31, 2014
Sales and other revenues	$4,775,080	$87,012	$1,115	$(72,154)	$4,791,053
Depreciation and amortization	$63,541	$15,184	$2,030	$(207)	$80,548
Income (loss) from operations	$251,209	$45,865	$(25,555)	$(523)	$270,996
Capital expenditures	$99,943	$20,604	$3,734	$—	$124,281

March 31, 2015
Cash, cash equivalents and total investments in marketable securities	$196	$5,802	$1,002,601	$—	$1,008,599
Total assets	$7,015,682	$1,458,019	$1,106,374	$(317,948)	$9,262,127
Long-term debt	$—	$890,742	$186,627	$—	$1,077,369

December 31, 2014
Cash, cash equivalents and total investments in marketable securities	$88	$2,830	$1,039,177	$—	$1,042,095
Total assets	$6,965,245	$1,434,572	$1,150,865	$(320,042)	$9,230,640
Long-term debt	$—	$867,579	$187,311	$—	$1,054,890

HEP segment revenues from external customers were $17.5 million and $15.2 million for the three months ended March 31, 2015 and 2014, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Our obligations under the HollyFrontier Senior Notes have been jointly and severally guaranteed by the substantial majority of our existing and future restricted subsidiaries (“Guarantor Restricted Subsidiaries”). These guarantees are full and unconditional. HEP, in which we have a 39% ownership interest at March 31, 2015, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

Condensed Consolidating Balance Sheet
March 31, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$588,246	$—	$44	$—	$588,290	$5,802	$—	$594,092
Marketable securities	414,507	—	—	—	414,507	—	—	414,507
Accounts receivable, net	9,538	518,569	11,299	—	539,406	39,855	(52,408)	526,853
Intercompany accounts receivable	—	300,829	421,108	(721,937)	—	—	—	—
Inventories	—	1,113,717	—	—	1,113,717	1,961	—	1,115,678
Prepayments and other	13,308	53,708	—	—	67,016	2,428	(4,796)	64,648
Total current assets	1,025,599	1,986,823	432,451	(721,937)	2,722,936	50,046	(57,204)	2,715,778

Properties, plants and equip, net	32,610	2,956,913	950	—	2,990,473	1,046,987	(256,300)	3,781,160
Investment in subsidiaries	6,280,300	323,760	—	(6,604,060)	—	—	—	—
Intangibles and other assets	30,178	2,378,469	25,000	(25,000)	2,408,647	360,986	(4,444)	2,765,189
Total assets	$7,368,687	$7,645,965	$458,401	$(7,350,997)	$8,122,056	$1,458,019	$(317,948)	$9,262,127

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,852	$951,974	$—	$—	$954,826	$28,491	$(52,408)	$930,909
Intercompany accounts payable	721,937	—	—	(721,937)	—	—	—	—
Income tax payable	112,016	—	—	—	112,016	—	—	112,016
Accrued liabilities	39,545	59,500	1,955	—	101,000	16,771	(4,796)	112,975
Deferred income tax liabilities	16,503	—	—	—	16,503	—	—	16,503
Total current liabilities	892,853	1,011,474	1,955	(721,937)	1,184,345	45,262	(57,204)	1,172,403

Long-term debt	178,908	32,719	—	(25,000)	186,627	890,742	—	1,077,369
Liability to HEP	—	230,374	—	—	230,374	—	(230,374)	—
Deferred income tax liabilities	630,610	—	—	—	630,610	420	—	631,030
Other long-term liabilities	43,994	91,098	—	—	135,092	52,322	(5,592)	181,822

Investment in HEP	—	—	132,686	—	132,686	—	(132,686)	—
Equity – HollyFrontier	5,622,322	6,280,300	323,760	(6,604,060)	5,622,322	373,154	(368,630)	5,626,846
Equity – noncontrolling interest	—	—	—	—	—	96,119	476,538	572,657
Total liabilities and equity	$7,368,687	$7,645,965	$458,401	$(7,350,997)	$8,122,056	$1,458,019	$(317,948)	$9,262,127

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$106	$2,989,392	$—	$—	$2,989,498	$89,756	$(72,628)	$3,006,626
Operating costs and expenses:
Cost of products sold	—	2,322,881	—	—	2,322,881	—	(71,508)	2,251,373
Lower of cost or market inventory valuation adjustment	—	(6,546)	—	—	(6,546)	—	—	(6,546)
Operating expenses	—	236,003	—	—	236,003	27,966	(373)	263,596
General and administrative	25,824	415	40	—	26,279	3,290	—	29,569
Depreciation and amortization	2,326	66,924	8	—	69,258	14,290	(3,536)	80,012
Total operating costs and expenses	28,150	2,619,677	48	—	2,647,875	45,546	(75,417)	2,618,004
Income (loss) from operations	(28,044)	369,715	(48)	—	341,623	44,210	2,789	388,622
Other income (expense):
Earnings (loss) of equity method investments	384,401	12,035	20,442	(404,977)	11,901	734	(20,442)	(7,807)
Interest income (expense)	(302)	2,049	175	—	1,922	(8,767)	(2,347)	(9,192)
Gain on sale of assets	6	602	—	—	608	158	—	766
	384,105	14,686	20,617	(404,977)	14,431	(7,875)	(22,789)	(16,233)
Income before income taxes	356,061	384,401	20,569	(404,977)	356,054	36,335	(20,000)	372,389
Income tax provision	129,627	—	—	—	129,627	101	—	129,728
Net income	226,434	384,401	20,569	(404,977)	226,427	36,234	(20,000)	242,661
Less net income attributable to noncontrolling interest	—	—	(7)	—	(7)	4,027	11,765	15,785
Net income attributable to HollyFrontier stockholders	$226,434	$384,401	$20,576	$(404,977)	$226,434	$32,207	$(31,765)	$226,876
Comprehensive income attributable to HollyFrontier stockholders	$214,912	$365,536	$20,281	$(385,817)	$214,912	$31,912	$(31,470)	$215,354

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$101	$4,775,123	$971	$—	$4,776,195	$87,012	$(72,154)	$4,791,053
Operating costs and expenses:
Cost of products sold	—	4,209,722	—	—	4,209,722	—	(71,102)	4,138,620
Operating expenses	—	251,476	—	—	251,476	22,812	(322)	273,966
General and administrative	21,107	2,626	39	—	23,772	3,151	—	26,923
Depreciation and amortization	1,790	67,107	—	—	68,897	15,184	(3,533)	80,548
Total operating costs and expenses	22,897	4,530,931	39	—	4,553,867	41,147	(74,957)	4,520,057
Income (loss) from operations	(22,796)	244,192	932	—	222,328	45,865	2,803	270,996
Other income (expense):
Earnings (loss) of equity method investments	262,359	16,022	16,283	(279,704)	14,960	522	(16,283)	(801)
Interest income (expense)	(424)	2,145	130	—	1,851	(10,451)	(2,342)	(10,942)
Loss on early extinguishment of debt	—	—	—	—	—	(7,677)	—	(7,677)
	261,935	18,167	16,413	(279,704)	16,811	(17,606)	(18,625)	(19,420)
Income before income taxes	239,139	262,359	17,345	(279,704)	239,139	28,259	(15,822)	251,576
Income tax provision	87,539	—	—	—	87,539	75	—	87,614
Net income	151,600	262,359	17,345	(279,704)	151,600	28,184	(15,822)	163,962
Less net income attributable to noncontrolling interest	—	—	—	—	—	3,637	8,264	11,901
Net income attributable to HollyFrontier stockholders	$151,600	$262,359	$17,345	$(279,704)	$151,600	$24,547	$(24,086)	$152,061
Comprehensive income attributable to HollyFrontier stockholders	$204,842	$349,384	$17,382	$(366,766)	$204,842	$24,585	$(24,124)	$205,303

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(68,504)	$258,441	$17,831	$—	$207,768	$60,767	$(21,643)	$246,892

Cash flows from investing activities
Additions to properties, plants and equipment	(3,124)	(131,006)	(56)	—	(134,186)	—	—	(134,186)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(38,433)	—	(38,433)
Other, net	—	814	—	—	814	—	—	814
Purchases of marketable securities	(118,816)	—	—	—	(118,816)	—	—	(118,816)
Sales and maturities of marketable securities	178,524	—	—	—	178,524	—	—	178,524
Net advances to Parent	—	(135,235)	(17,821)	153,056	—	—	—	—
	56,584	(265,427)	(17,877)	153,056	(73,664)	(38,433)	—	(112,097)

Cash flows from financing activities
Net borrowings under credit agreement – HEP	—	—	—	—	—	23,000	—	23,000
Inventory repurchase obligation	—	7,434	—	—	7,434	—	—	7,434
Purchase of treasury stock	(55,065)	—	—	—	(55,065)	—	—	(55,065)
Dividends	(62,335)	—	—	—	(62,335)	—	—	(62,335)
Distributions to noncontrolling interest	—	—	—	—	—	(42,115)	21,643	(20,472)
Other, net	(570)	(448)	15	—	(1,003)	(247)	—	(1,250)
Net advances from subsidiaries	153,056	—	—	(153,056)	—	—	—	—
	35,086	6,986	15	(153,056)	(110,969)	(19,362)	21,643	(108,688)

Cash and cash equivalents
Increase (decrease) for the period	23,166	—	(31)	—	23,135	2,972	—	26,107
Beginning of period	565,080	—	75	—	565,155	2,830	—	567,985
End of period	$588,246	$—	$44	$—	$588,290	$5,802	$—	$594,092

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(23,564)	$381,180	$17,477	$—	$375,093	$39,047	$(19,211)	$394,929

Cash flows from investing activities:
Additions to properties, plants and equipment	(3,163)	(100,483)	(31)	—	(103,677)	—	—	(103,677)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(20,604)	—	(20,604)
Purchases of marketable securities	(244,030)	—	—	—	(244,030)	—	—	(244,030)
Sales and maturities of marketable securities	253,676	—	—	—	253,676	—	—	253,676
Other, net	—	1,586	—	—	1,586	—	—	1,586
Net advances to Parent	—	(302,773)	(17,412)	320,185	—	—	—	—
	6,483	(401,670)	(17,443)	320,185	(92,445)	(20,604)	—	(113,049)

Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	—	174,700	—	174,700
Redemption of senior notes	—	—	—	—	—	(156,188)	—	(156,188)
Inventory repurchase obligation		21,126			21,126	—	—	21,126
Purchase of treasury stock	(13,988)	—	—	—	(13,988)	—	—	(13,988)
Dividends	(158,614)	—	—	—	(158,614)	—	—	(158,614)
Distributions to noncontrolling interest	—	—	—	—	—	(38,092)	19,211	(18,881)
Excess tax benefit from equity-based compensation	5,156	—	—	—	5,156	—	—	5,156
Other, net	—	(398)	75	—	(323)	(336)	—	(659)
Net advances from subsidiaries	320,185	—	—	(320,185)	—	—	—	—
	152,739	20,728	75	(320,185)	(146,643)	(19,916)	19,211	(147,348)

Cash and cash equivalents
Increase (decrease) for the period:	135,658	238	109	—	136,005	(1,473)	—	134,532
Beginning of period	931,920	1,817	14	—	933,751	6,352	—	940,103
End of period	$1,067,578	$2,055	$123	$—	$1,069,756	$4,879	$—	$1,074,635

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended March 31, 2015, net income attributable to HollyFrontier stockholders was $226.9 million compared to $152.1 million for the three months ended March 31, 2014. Our financial results for the first quarter of 2015 reflect outstanding operational reliability across our refining system. Crude throughput was 94% of nameplate capacity and 104% of capacity adjusted for planned turnaround activity in the quarter. Overall gross refining margin per produced barrel increased 13% compared to the same period last year, driving a 53% improvement in earnings per share. March refinery performance was particularly strong averaging 444,000 BPD of crude charge and 465,000 BPD of production. To-date in the second quarter, new record crude rates are being reached at several of our plants. Given the low level of planned maintenance for the rest of 2015, high refinery utilization rates are expected for the balance of the year.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). We expect continued volatility in the pricing relationship between inland and coastal crude, which averaged approximately $6.00 per barrel during the three months ended March 31, 2015.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of March 31, 2015, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements. Additionally, the EPA has not yet finalized the 2014 percentage standards under its RFS2 program. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS2 will impact our future results of operations.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2015 and 2014 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended March 31,		Change from 2014
	2015	2014	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$3,006,626	$4,791,053	$(1,784,427)	(37)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,251,373	4,138,620	(1,887,247)	(46)
Lower of cost or market inventory valuation adjustment	(6,546)	—	(6,546)	—
	2,244,827	4,138,620	(1,893,793)
Operating expenses (exclusive of depreciation and amortization)	263,596	273,966	(10,370)	(4)
General and administrative expenses (exclusive of depreciation and amortization)	29,569	26,923	2,646	10
Depreciation and amortization	80,012	80,548	(536)	(1)
Total operating costs and expenses	2,618,004	4,520,057	(1,902,053)	(42)
Income from operations	388,622	270,996	117,626	43
Other income (expense):
Loss of equity method investments	(7,807)	(801)	(7,006)	875
Interest income	962	1,405	(443)	(32)
Interest expense	(10,154)	(12,347)	2,193	(18)
Gain on sale of assets	766	—	766	—
Loss on early extinguishment of debt	—	(7,677)	7,677	(100)
	(16,233)	(19,420)	3,187	(16)
Income before income taxes	372,389	251,576	120,813	48
Income tax provision	129,728	87,614	42,114	48
Net income	242,661	163,962	78,699	48
Less net income attributable to noncontrolling interest	15,785	11,901	3,884	33
Net income attributable to HollyFrontier stockholders	$226,876	$152,061	$74,815	49%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.16	$0.76	$0.40	53%
Diluted	$1.16	$0.76	$0.40	53%
Cash dividends declared per common share	$0.32	$0.80	$(0.48)	(60)%
Average number of common shares outstanding:
Basic	195,069	198,297	(3,228)	(2)%
Diluted	195,121	198,924	(3,803)	(2)%

Balance Sheet Data

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$1,008,599	$1,042,095
Working capital	$1,543,375	$1,531,595
Total assets	$9,262,127	$9,230,640
Long-term debt	$1,077,369	$1,054,890
Total equity	$6,199,503	$6,100,719

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$246,892	$394,929
Net cash used for investing activities	$(112,097)	$(113,049)
Net cash used for financing activities	$(108,688)	$(147,348)
Capital expenditures	$172,619	$124,281
EBITDA (1)	$445,808	$338,842

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

	Three Months Ended March 31,
	2015	2014
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	257,960	255,030
Refinery throughput (BPD) (2)	269,140	266,910
Refinery production (BPD) (3)	259,230	261,170
Sales of produced refined products (BPD)	256,320	247,220
Sales of refined products (BPD) (4)	267,340	263,520
Refinery utilization (5)	99.2%	98.1%

Average per produced barrel (6)
Net sales	$71.67	$113.28
Cost of products (7)	54.44	98.69
Refinery gross margin (8)	17.23	14.59
Refinery operating expenses (9)	4.90	5.79
Net operating margin (8)	$12.33	$8.80

Refinery operating expenses per throughput barrel (10)	$4.67	$5.36

Feedstocks:
Sweet crude oil	61%	74%
Sour crude oil	21%	4%
Heavy sour crude oil	14%	18%
Other feedstocks and blends	4%	4%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2015	2014
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	48%	47%
Diesel fuels	34%	29%
Jet fuels	8%	9%
Fuel oil	1%	2%
Asphalt	1%	3%
Lubricants	5%	4%
LPG and other	3%	6%
Total	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	91,200	96,190
Refinery throughput (BPD) (2)	104,060	108,620
Refinery production (BPD) (3)	101,900	106,660
Sales of produced refined products (BPD)	106,130	104,600
Sales of refined products (BPD) (4)	118,090	110,240
Refinery utilization (5)	91.2%	96.2%

Average per produced barrel (6)
Net sales	$67.12	$116.04
Cost of products (7)	50.93	101.81
Refinery gross margin (8)	16.19	14.23
Refinery operating expenses (9)	5.45	5.60
Net operating margin (8)	$10.74	$8.63

Refinery operating expenses per throughput barrel (10)	$5.56	$5.39

Feedstocks:
Sweet crude oil	30%	5%
Sour crude oil	58%	77%
Heavy sour crude oil	—%	7%
Other feedstocks and blends	12%	11%
Total	100%	100%

Sales of produced refined products:
Gasolines	57%	55%
Diesel fuels	35%	37%
Fuel oil	2%	4%
Asphalt	1%	1%
LPG and other	5%	3%
Total	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	67,460	64,990
Refinery throughput (BPD) (2)	74,320	70,840
Refinery production (BPD) (3)	70,070	68,030
Sales of produced refined products (BPD)	66,180	71,240
Sales of refined products (BPD) (4)	72,150	74,960
Refinery utilization (5)	81.3%	78.3%

Table of Content

	Three Months Ended March 31,
	2015	2014
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$65.65	$110.64
Cost of products (7)	50.23	94.54
Refinery gross margin	15.42	16.10
Refinery operating expenses (8)	10.25	9.05
Net operating margin	$5.17	$7.05

Refinery operating expenses per throughput barrel (9)	$9.13	$9.10

Feedstocks:
Sweet crude oil	41%	43%
Sour crude oil	—%	2%
Heavy sour crude oil	38%	31%
Black wax crude oil	12%	16%
Other feedstocks and blends	9%	8%
Total	100%	100%

Sales of produced refined products:
Gasolines	58%	53%
Diesel fuels	36%	31%
Fuel oil	2%	2%
Asphalt	2%	6%
LPG and other	2%	8%
Total	100%	100%

Consolidated
Crude charge (BPD) (1)	416,620	416,210
Refinery throughput (BPD) (2)	447,520	446,370
Refinery production (BPD) (3)	431,200	435,860
Sales of produced refined products (BPD)	428,630	423,060
Sales of refined products (BPD) (4)	457,580	448,720
Refinery utilization (5)	94.0%	94.0%

Average per produced barrel (6)
Net sales	$69.61	$113.51
Cost of products (7)	52.92	98.76
Refinery gross margin (8)	16.69	14.75
Refinery operating expenses (9)	5.87	6.29
Net operating margin (8)	$10.82	$8.46

Refinery operating expenses per throughput barrel (10)	$5.61	$5.96

Feedstocks:
Sweet crude oil	50%	52%
Sour crude oil	26%	21%
Heavy sour crude oil	15%	17%
Black wax crude oil	2%	3%
Other feedstocks and blends	7%	7%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2015	2014
Consolidated
Sales of produced refined products:
Gasolines	52%	50%
Diesel fuels	34%	32%
Jet fuels	5%	5%
Fuel oil	1%	2%
Asphalt	2%	3%
Lubricants	3%	2%
LPG and other	3%	6%
Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Excludes lower of cost or market inventory valuation adjustment of $6.5 million for the three months ended March 31, 2015.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Results of Operations – Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Summary
Net income attributable to HollyFrontier stockholders for the three months ended March 31, 2015 was $226.9 million ($1.16 per basic and diluted share), a $74.8 million increase compared to $152.1 million ($0.76 per basic and diluted share) for the three months ended March 31, 2014. Net income increased due principally to a year-over-year increase in first quarter refining margins and sales volumes. Refinery gross margins for the three months ended March 31, 2015 increased to $16.69 per produced barrel from $14.75 for the three months ended March 31, 2014. Additionally, we wrote-off $8.5 million, representing the carrying value of our investment in a biofuels production facility, that is included in loss of equity method investments.

Sales and Other Revenues
Sales and other revenues decreased from $4,791.1 million for the three months ended March 31, 2014 to $3,006.6 million for the three months ended March 31, 2015 due to a year-over-year decrease in first quarter sales prices, partially offset by higher refined product sales volumes. The average sales price we received per produced barrel sold was $113.51 for the three months ended March 31, 2014 compared to $69.61 for the three months ended March 31, 2015. Sales and other revenues for the three months ended March 31, 2015 and 2014 include $17.5 million and $15.2 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 46% from $4,138.6 million for the three months ended March 31, 2014 to $2,245 million for the three months ended March 31, 2015, due principally to lower crude oil costs, partially offset by higher sales volumes of refined products. Additionally, this decrease reflects a $6.5 million effect of reversing the $397.5 million lower of cost or market inventory reserve that was established in 2014 and a new $390.9 million lower of cost or market reserve at March 31, 2015. This reserve was partially reversed as a result of improved market conditions and prices. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market decreased 46% from $98.76 for the three months ended March 31, 2014 to $52.92 for the three months ended March 31, 2015.

Table of Content

Gross Refinery Margins
Gross refinery margin per produced barrel increased 13% from $14.75 for the three months ended March 31, 2014 to $16.69 for the three months ended March 31, 2015. This was due to the effects of decreased crude oil and feedstock prices, partially offset by a decrease in the average per barrel sales price for refined products sold during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 4% from $274.0 million for the three months ended March 31, 2014 to $263.6 million for the three months ended March 31, 2015. This decrease is principally due to lower natural gas fuel costs and the completion of several infrastructure improvement projects during the current year quarter.

General and Administrative Expenses
General and administrative expenses increased 10% from $26.9 million for the three months ended March 31, 2014 to $29.6 million for the three months ended March 31, 2015 due to higher incentive compensation expense during the current year quarter caused by higher forfeitures in first quarter 2014 and higher legal costs during the current year quarter.

Depreciation and Amortization Expenses
Depreciation and amortization was $80.5 million for the three months ended March 31, 2014 compared to $80.0 million for the three months ended March 31, 2015.

Interest Income
Interest income for the three months ended March 31, 2015 was $1.0 million compared to $1.4 million for the three months ended March 31, 2014. This decrease was due to lower investment levels in marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $10.2 million for the three months ended March 31, 2015 compared to $12.3 million for the three months ended March 31, 2014. This decrease was due to HEP's increased utilization of lower interest rate borrowings under the HEP Credit Agreement, which it used to finance the redemption of its $150.0 million 8.25% senior notes in March 2014. For the three months ended March 31, 2015 and 2014, interest expense included $8.8 million and $10.5 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
In March 2014, HEP redeemed its $150.0 million aggregate principal amount of 8.25% senior notes maturing March 2018 at a redemption cost of $156.2 million, at which time it recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and unamortized discount and financing costs of $1.5 million.

Income Taxes
For the three months ended March 31, 2015, we recorded income tax expense of $129.7 million compared to $87.6 million for the three months ended March 31, 2014. This increase is due principally to higher pre-tax earnings during the three months ended March 31, 2015 compared to the same period of 2014. Our effective tax rate, before consideration of earnings attributable to the noncontrolling interest, was 34.8% for the three months ended March 31, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At March 31, 2015, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.7 million under the HollyFrontier Credit Agreement.

Table of Content

HEP Credit Agreement
At March 31, 2015, HEP had a $650 million senior secured revolving credit facility expiring in November 2018 (the “HEP Credit Agreement”) with an outstanding balance of $594.0 million and no outstanding letters of credit. At March 31, 2015, HEP was in compliance with all of its covenants. On April 28, 2015, the HEP Credit Agreement was amended, increasing the size of the credit facility from $650 million to $850 million (the “HEP Amended Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. The HEP Amended Credit Agreement matures in November 2018.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

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

As of March 31, 2015, our cash, cash equivalents and investments in marketable securities totaled $1.0 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In February 2015, our Board of Directors approved a $500 million share repurchase program authorizing us to repurchase common stock in the open market or through privately negotiated transactions. As of March 31, 2015, we had remaining authorization to repurchase up to $461.5 million under this stock repurchase program.

On May 5, 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs including $461.5 million remaining under the existing $500 million share repurchase program. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $26.1 million for the three months ended March 31, 2015. Net cash provided by operating activities of $246.9 million exceeded net cash used for investing and financing activities of $112.1 million and $108.7 million, respectively. Working capital increased by $11.8 million during the three months ended March 31, 2015.

Cash Flows – Operating Activities

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net cash flows provided by operating activities were $246.9 million for the three months ended March 31, 2015 compared to $394.9 million for the three months ended March 31, 2014, a decrease of $148.0 million. Net income for the three months ended March 31, 2015 was $242.7 million, an increase of $78.7 million compared to $164.0 million for the three months ended March 31, 2014. Non-cash adjustments to net income consisting of depreciation and amortization, lower of cost or market inventory valuation adjustment, net loss of equity method investments, inclusive of distributions, gain on sale of assets, write-off of unamortized discount on early extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $81.2 million for the three months ended March 31, 2015 compared to $73.4 million for the same period in 2014. Changes in working capital items decreased cash flows by $53.1 million for the three months ended March 31, 2015 compared to an increase of $152.7 million for the three months ended March 31, 2014. Additionally, for the three months ended March 31, 2015, turnaround expenditures increased to $29.1 million from $4.3 million for the same period of 2014.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net cash flows used for investing activities were $112.1 million for the three months ended March 31, 2015 compared to $113.0 million for the three months ended March 31, 2014, a decrease of $1.0 million. Cash expenditures for properties, plants and equipment for the first three months of 2015 increased to $172.6 million from $124.3 million for the same period in 2014. These include HEP capital expenditures of $38.4 million and $20.6 million for the three months ended March 31, 2015 and 2014, respectively. Also for the three months ended March 31, 2015 and 2014, we invested $118.8 million and $244.0 million, respectively, in marketable securities and received proceeds of $178.5 million and $253.7 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2015 is $137.0 million including both sustaining capital and major capital projects. During 2015, we expect to spend approximately $600.0 million to $650.0 million in cash for capital projects appropriated in 2015 and prior years. This spending is comprised of $208.0 million to $225.0 million at the Woods Cross Refinery, $145.0 million to $157.0 million at the El Dorado Refinery, $97.0 million to $105.0 million at the Tulsa Refineries, $94.0 million to $102.0 million at the Cheyenne Refinery, $37.0 million to $40.0 million at the Navajo Refinery and $19.0 million to $21.0 million for miscellaneous other projects. In addition, we expect to spend approximately $45.0 million on refinery turnarounds and $27.0 million on tank work. Refinery turnaround spending is amortized over the useful life of the turnaround.

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

Navajo Refinery
The Navajo Refinery capital spending in 2015 will be principally directed toward previously approved capital appropriations as well as maintenance capital spending. Included among previously approved capital projects is a $25.0 million upgrade to the Navajo Refinery's waste water treatment system.

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

Table of Content

Woods Cross Refinery
Engineering and construction continue on our previously announced expansion project to increase planned processing capacity to 45,000 BPSD, at a cost currently expected to range between $350.0 million and $400.0 million. This project work includes new refining facilities, a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. The initial phase of the expansion is expected to be completed in the fourth quarter of 2015.

On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. Following an extended appeal process, the Executive Director of the Utah Department of Environmental Quality (“DEQ”) issued a final order in favor of Woods Cross on all claims on March 31, 2015 and dismissed the project opponents' arguments with prejudice. On April 27, 2015, the opponents filed a petition for review and notice of appeal with the Utah Court of Appeals challenging the agency's decision to uphold the permit and dismiss the project opponents' arguments. This appeal is now pending before the Utah Court of Appeals. The expansion, and expected completion timeline and cost, are subject to the Woods Cross Refinery successfully obtaining the Approval Order on appeal at the Utah Court of Appeals.

Regulatory compliance items or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements, including those related to recently promulgated Federal Tier 3 gasoline standards.

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2015 HEP capital budget is comprised of $10.0 million for maintenance capital expenditures and $78.0 million for expansion capital expenditures.

Cash Flows – Financing Activities

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net cash flows used for financing activities were $108.7 million for the three months ended March 31, 2015 compared to $147.3 million for the three months ended March 31, 2014, a decrease of $38.6 million. During the three months ended March 31, 2015, we purchased $55.1 million in common stock and paid $62.3 million in dividends. Additionally, we sold inventories to third parties with the obligation to repurchase later at contractually fixed prices. Proceeds of $7.4 million received under these transactions are presented as a financing source of cash and are presented in our consolidated balance sheets as an accrued liability at March 31, 2015. Also during this period, HEP received $153.5 million and repaid $130.5 million under the HEP Credit Agreement and paid distributions of $20.5 million to noncontrolling interests. During the three months ended March 31, 2014, we purchased $14.0 million in common stock, paid $158.6 million in dividends and recognized $5.2 million excess tax benefits on our equity-based compensation. Additionally, we received proceeds of $21.1 million for inventory repurchase obligation transactions. Also during this period, HEP received $421.3 million and repaid $246.6 million under the HEP Credit Agreement, paid $156.2 million upon the redemption of HEP's 8.25% senior notes and paid distributions of $18.9 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation
There were no significant changes to our contractual obligations during the three months ended March 31, 2015.

HEP
In April 2015, HEP amended its previous credit agreement increasing the size of the credit facility from $650 million to $850 million. The HEP Amended Credit Agreement expires in November 2018. During the three months ended March 31, 2015, HEP received net borrowings of $23.0 million resulting in $594.0 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2015.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the assessment and consolidation of variable interest entities, the use of the LIFO method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets and goodwill, accounting for derivative instruments and assessing contingent liabilities for probable losses.

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

At March 31, 2015, our lower of cost or market inventory valuation reserve was $390.9 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels.

Goodwill
We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2015, there have been no impairments to goodwill.

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

Table of Content

•	prices of refined products; and

•	our refining margins.

As of March 31, 2015, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Natural gas price swap - long	52,800,000	14,400,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	26,400,000	7,200,000	9,600,000	9,600,000	MMBTU
Natural gas basis spread price swap - long	1,350,000	1,350,000	—	—	MMBTU
WTI price swap - long	3,300,000	3,300,000	—	—	Barrels
Ultra-low sulfur diesel price swap - short	3,300,000	3,300,000	—	—	Barrels
WTI basis spread price swap - long	6,232,000	5,500,000	732,000	—	Barrels
NYMEX futures (WTI) - short	564,000	564,000	—	—	Barrels
Forward sales	1,760,000	1,760,000	—	—	Barrels
Forward purchases	625,000	625,000	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at March 31,
Commodity-based Derivative Contracts	2015	2014
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$5,417	$72,458

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2015, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of March 31, 2015, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of March 31, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of March 31, 2015 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$150,000	$154,500	$2,956
HEP Senior Notes	$300,000	$295,500	$8,049

Table of Content

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2015, outstanding borrowings under the HEP Credit Agreement were $594.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 2.87%. For the remaining unhedged Credit Agreement borrowings of $289.0 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

At March 31, 2015, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income attributable to HollyFrontier stockholders	$226,876	$152,061
Add income tax provision	129,728	87,614
Add interest expense (1)	10,154	20,024
Subtract interest income	(962)	(1,405)
Add depreciation and amortization	80,012	80,548
EBITDA	$445,808	$338,842

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

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$69.61	$113.51
Times sales of produced refined products (BPD)	428,630	423,060
Times number of days in period	90	90
Produced refined product sales	$2,685,324	$4,321,939

Total produced refined products sales	$2,685,324	$4,321,939
Add refined product sales from purchased products and rounding (1)	167,555	269,615
Total refined product sales	2,852,879	4,591,554
Add direct sales of excess crude oil (2)	100,269	165,407
Add other refining segment revenue (3)	36,132	18,119
Total refining segment revenue	2,989,280	4,775,080
Add HEP segment sales and other revenues	89,756	87,012
Add corporate and other revenues	218	1,115
Subtract consolidations and eliminations	(72,628)	(72,154)
Sales and other revenues	$3,006,626	$4,791,053

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$52.92	$98.76
Times sales of produced refined products (BPD)	428,630	423,060
Times number of days in period	90	90
Cost of products for produced products sold	$2,041,479	$3,760,327

Total cost of products for produced products sold	$2,041,479	$3,760,327
Add refined product costs from purchased products and rounding(1)	170,722	268,808
Total cost of refined products sold	2,212,201	4,029,135
Add crude oil cost of direct sales of excess crude oil (2)	97,730	166,283
Add other refining segment cost of products sold (4)	12,950	14,304
Total refining segment cost of products sold	2,322,881	4,209,722
Subtract consolidations and eliminations	(71,508)	(71,102)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$2,251,373	$4,138,620

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.87	$6.29
Times sales of produced refined products (BPD)	428,630	423,060
Times number of days in period	90	90
Refinery operating expenses for produced products sold	$226,445	$239,494

Total refinery operating expenses for produced products sold	$226,445	$239,494
Add other refining segment operating expenses and rounding (5)	9,324	11,114
Total refining segment operating expenses	235,769	250,608
Add HEP segment operating expenses	27,966	22,812
Add corporate and other costs	234	868
Subtract consolidations and eliminations	(373)	(322)
Operating expenses (exclusive of depreciation and amortization)	$263,596	$273,966

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$10.82	$8.46
Add average refinery operating expenses per produced barrel	5.87	6.29
Refinery gross margin per barrel	16.69	14.75
Add average cost of products per produced barrel sold	52.92	98.76
Average sales price per produced barrel sold	$69.61	$113.51
Times sales of produced refined products (BPD)	428,630	423,060
Times number of days in period	90	90
Produced refined products sales	$2,685,324	$4,321,939

Total produced refined products sales	$2,685,324	$4,321,939
Add refined product sales from purchased products and rounding (1)	167,555	269,615
Total refined product sales	2,852,879	4,591,554
Add direct sales of excess crude oil (2)	100,269	165,407
Add other refining segment revenue (3)	36,132	18,119
Total refining segment revenue	2,989,280	4,775,080
Add HEP segment sales and other revenues	89,756	87,012
Add corporate and other revenues	218	1,115
Subtract consolidations and eliminations	(72,628)	(72,154)
Sales and other revenues	$3,006,626	$4,791,053

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

(3)
Other refining segment revenue includes the incremental revenues associated with NK Asphalt, product purchased and sold forward for profit as market conditions and available storage capacity allows and miscellaneous revenue.

(4)
Other refining segment cost of products sold includes the incremental cost of products for NK Asphalt, the incremental cost associated with storing product purchased and sold forward as market conditions and available storage capacity allows and miscellaneous costs.

(5)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of NK Asphalt.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

Frontier Refining LLC (“FR”), our wholly-owned subsidiary, completed certain environmental audits at the Cheyenne Refinery regarding compliance with federal and state environmental requirements. By letters dated October 5, 2012, November 7, 2012, and January 10, 2013, and pursuant to the EPA's audit policy to the extent applicable, FR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting requirements, and provisions of a 2009 federal consent decree. By letters dated October 31, 2012, February 6, 2013, June 21, 2013, July 9, 2013, and July 25, 2013, and pursuant to applicable Wyoming audit statutes, FR submitted environmental audit reports to the Wyoming Department of Environmental Quality (“WDEQ”) voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery's state air permit and other environmental regulatory requirements. Additional self-disclosures and follow-up correspondence are anticipated as the audit activities are completed. No further action has been taken by either agency at this time. The Cheyenne Refinery also has one outstanding Notice of Violations issued in January 2013 that is subject to ongoing settlement negotiations with the WDEQ.

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

On April 27, 2014, Navajo Refining Company (“Navajo”) entered into an Agreed Compliance Order with the New Mexico Energy, Minerals and Natural Resources Department regarding violations of Discharge Permit GW-028 (issued August 22, 2012) relating to a temporary reverse osmosis (“RO”) unit installed in 2011 at the refinery. The Agreed Compliance Order resolves Navajo's past liability to the State of New Mexico and established terms that will govern discharges from the RO units until a permit modification is obtained. Navajo is currently preparing a permit modification application that will incorporate discharges from the temporary RO unit.

Other

We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Table of Content

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider the risk factors discussed in our 2014 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	—	$—	—	$444,380,840
February 2015 (1)	432,600	$38.33	432,600	$500,000,000
March 2015	949,700	$40.52	949,700	$461,518,616
Total for January to March 2015	1,382,300		1,382,300

(1) On February 18, 2015, our Board of Directors approved a $500 million share repurchase program, replacing all existing share repurchase programs including $427.8 million remaining under the existing $500 million share repurchase program.

On May 5, 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs including $461.5 million remaining under the existing $500 million share repurchase program. The timing and amount of stock repurchases will depend on market conditions, corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors.

Item 6.	Exhibits

The Exhibit Index on page 49 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: May 6, 2015	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2015	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Table of Content

Exhibit Index

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

3.2	Amended and Restated By-Laws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed February 20, 2014, File No. 1-03876).

4.1*	Second Supplemental Indenture, dated March 25, 2015, among HEP El Dorado LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.

10.1
Unloading and Blending Services Agreement, dated March 12, 2015, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 16, 2015, File No. 1-03876).

10.2
Third Amended and Restated Crude Pipelines and Tankage Agreement, dated March 12, 2015, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed March 16, 2015, File No. 1-03876).

10.3
Eleventh Amended and Restated Omnibus Agreement, dated March 12, 2015, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed March 16, 2015, File No. 1-03876).

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

101+
The following financial information from HollyFrontier Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.