Form 10-Q
period 2015-06-30
HollyFrontier Corp
filed 2015-08-05
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
188,563,410 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2015.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and Part II, Item 1A “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“WTS” means West Texas Sour, a medium sour crude oil.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $10,424 and $2,830, respectively)	$233,359	$567,985
Marketable securities	392,859	474,110
Total cash, cash equivalents and short-term marketable securities	626,218	1,042,095
Accounts receivable: Product and transportation (HEP: $40,044 and $40,129, respectively)	594,960	507,040
Crude oil resales	31,147	82,865
	626,107	589,905
Inventories: Crude oil and refined products	1,062,630	920,104
Materials, supplies and other (HEP: $1,934 and $1,940, respectively)	127,288	115,027
	1,189,918	1,035,131
Income taxes receivable	8,351	11,719
Prepayments and other (HEP: $2,804 and $2,443, respectively)	68,945	104,148
Total current assets	2,519,539	2,782,998

Properties, plants and equipment, at cost (HEP: $1,313,924 and $1,269,161, respectively)	5,156,745	4,852,441
Less accumulated depreciation (HEP: $(270,949) and $(244,850), respectively)	(1,288,350)	(1,181,902)
	3,868,395	3,670,539
Other assets: Turnaround costs	251,901	257,153
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,781	2,331,781
Intangibles and other (HEP: $71,897 and $73,928, respectively)	173,670	188,169
	2,757,352	2,777,103
Total assets	$9,145,286	$9,230,640

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $16,128 and $17,881, respectively)	$1,050,392	$1,108,138
Income taxes payable	7,569	19,642
Accrued liabilities (HEP: $25,885 and $26,321, respectively)	113,246	106,214
Deferred income tax liabilities	69,284	17,409
Total current liabilities	1,240,491	1,251,403

Long-term debt (HEP: $900,905 and $867,579, respectively)	933,162	1,054,890
Deferred income taxes (HEP: $332 and $367, respectively)	627,537	646,870
Other long-term liabilities (HEP: $56,283 and $47,170, respectively)	176,141	176,758

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of June 30, 2015 and December 31, 2014	2,560	2,560
Additional capital	3,956,289	4,003,628
Retained earnings	3,241,085	2,778,577
Accumulated other comprehensive income	12,690	27,894
Common stock held in treasury, at cost – 67,397,641 and 59,876,776 shares as of June 30, 2015 and December 31, 2014, respectively	(1,609,565)	(1,289,075)
Total HollyFrontier stockholders’ equity	5,603,059	5,523,584
Noncontrolling interest	564,896	577,135
Total equity	6,167,955	6,100,719
Total liabilities and equity	$9,145,286	$9,230,640

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2015 and December 31, 2014. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales and other revenues	$3,701,912	$5,372,600	$6,708,538	$10,163,653
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,887,475	4,674,846	5,138,848	8,813,466
Lower of cost or market inventory valuation adjustment	(135,480)	—	(142,026)	—
	2,751,995	4,674,846	4,996,822	8,813,466
Operating expenses (exclusive of depreciation and amortization)	246,165	271,654	509,761	545,620
General and administrative expenses (exclusive of depreciation and amortization)	26,117	28,365	55,686	55,288
Depreciation and amortization	87,803	101,390	167,815	181,938
Total operating costs and expenses	3,112,080	5,076,255	5,730,084	9,596,312
Income from operations	589,832	296,345	978,454	567,341
Other income (expense):
Earnings (loss) of equity method investments	631	(908)	(7,176)	(1,709)
Interest income	768	1,184	1,730	2,589
Interest expense	(10,559)	(10,136)	(20,713)	(22,483)
Loss on early extinguishment of debt	(1,368)	—	(1,368)	(7,677)
Gain on sale of assets	873	—	1,639	—
	(9,655)	(9,860)	(25,888)	(29,280)
Income before income taxes	580,177	286,485	952,566	538,061
Income tax provision:
Current	155,377	109,171	294,575	202,464
Deferred	51,613	(7,839)	42,143	(13,518)
	206,990	101,332	336,718	188,946
Net income	373,187	185,153	615,848	349,115
Less net income attributable to noncontrolling interest	12,363	8,724	28,148	20,625
Net income attributable to HollyFrontier stockholders	$360,824	$176,429	$587,700	$328,490
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.88	$0.89	$3.03	$1.65
Diluted	$1.88	$0.89	$3.03	$1.65
Cash dividends declared per common share	$0.33	$0.82	$0.65	$1.62
Average number of common shares outstanding:
Basic	191,355	198,139	193,202	198,217
Diluted	191,454	198,380	193,279	198,408

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$373,187	$185,153	$615,848	$349,115
Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	(57)	25	51	37
Reclassification adjustments to net income on sale or maturity of marketable securities	(6)	—	(46)	(1)
Net unrealized gain (loss) on marketable securities	(63)	25	5	36
Hedging instruments:
Change in fair value of cash flow hedging instruments	8,195	46,689	(7,233)	138,724
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(14,274)	(12,644)	(18,435)	(17,866)
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270	540	540
Net unrealized gain (loss) on hedging instruments	(5,809)	34,315	(25,128)	121,398
Net change in post-retirement benefit obligations	—	—	—	(89)
Other comprehensive income (loss) before income taxes	(5,872)	34,340	(25,123)	121,345
Income tax expense (benefit)	(2,325)	13,417	(9,600)	47,122
Other comprehensive income (loss)	(3,547)	20,923	(15,523)	74,223
Total comprehensive income	369,640	206,076	600,325	423,338
Less noncontrolling interest in comprehensive income	12,498	8,271	27,829	20,230
Comprehensive income attributable to HollyFrontier stockholders	$357,142	$197,805	$572,496	$403,108

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$615,848	$349,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,815	181,938
Lower of cost or market inventory valuation adjustment	(142,026)	—
Net loss of equity method investments, inclusive of distributions	8,739	3,082
Gain on sale of assets	(1,639)	—
(Gain) loss on early extinguishment of debt attributable to unamortized premium / discount	(3,788)	1,489
Deferred income taxes	42,143	(13,518)
Equity-based compensation expense	14,222	13,846
Change in fair value – derivative instruments	5,841	486
(Increase) decrease in current assets:
Accounts receivable	(35,737)	(81,399)
Inventories	(12,761)	(150,585)
Income taxes receivable	3,368	90,501
Prepayments and other	10,691	3,171
Increase (decrease) in current liabilities:
Accounts payable	(60,448)	307,473
Income taxes payable	(12,073)	—
Accrued liabilities	2,175	20,865
Turnaround expenditures	(38,116)	(9,708)
Other, net	5,686	4,723
Net cash provided by operating activities	569,940	721,479

Cash flows from investing activities:
Additions to properties, plants and equipment	(267,100)	(205,987)
Additions to properties, plants and equipment – HEP	(49,813)	(38,782)
Purchases of marketable securities	(246,008)	(498,080)
Sales and maturities of marketable securities	327,310	543,604
Other, net	2,232	5,021
Net cash used for investing activities	(233,379)	(194,224)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	254,100	477,100
Repayments under credit agreement – HEP	(221,100)	(297,100)
Redemption of senior notes	(155,156)	—
Redemption of senior notes – HEP	—	(156,188)
Inventory repurchase obligation	—	5,964
Purchase of treasury stock	(320,132)	(20,135)
Accelerated stock repurchase forward contract	(60,000)	—
Dividends	(125,192)	(323,088)
Distributions to noncontrolling interest	(41,596)	(38,548)
Excess tax benefit from equity-based compensation	—	3,778
Other, net	(2,111)	(839)
Net cash used for financing activities	(671,187)	(349,056)

Cash and cash equivalents:
Increase (decrease) for the period	(334,626)	178,199
Beginning of period	567,985	940,103
End of period	$233,359	$1,118,302

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,612	$30,702
Income taxes	$310,117	$118,142

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of June 30, 2015, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2015, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and consolidated cash flows for the six months ended June 30, 2015 and 2014 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2015.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.3 million at June 30, 2015 and $2.4 million at December 31, 2014.

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

Goodwill: We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of June 30, 2015, there have been no impairments to goodwill.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update (ASU 2014-09, “Revenue from Contracts with Customers”) was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we are evaluating the impact of this standard.

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

As of June 30, 2015, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 81% of HEP’s total revenues for the six months ended June 30, 2015. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of July 1, 2015, these agreements result in minimum annualized payments to HEP of $236.6 million.

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

The carrying amounts and estimated fair values of investments in marketable securities, derivative instruments and senior notes at June 30, 2015 and December 31, 2014 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2015
Assets:
Marketable securities	$392,859	$392,859	$—	$392,859	$—
Commodity price swaps	131,333	131,333	—	131,333	—
Forward contracts	76	76	—	76	—
HEP interest rate swaps	134	134	—	134	—
Total assets	$524,402	$524,402	$—	$524,402	$—

Liabilities:
NYMEX futures contracts	$236	$236	$236	$—	$—
Commodity price swaps	126,983	126,983	—	126,983	—
Forward contracts	2,143	2,143	—	2,143	—
HEP senior notes	296,905	295,875	—	295,875	—
HEP interest rate swaps	707	707	—	707	—
Total liabilities	$426,974	$425,944	$236	$425,708	$—

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

Level 3 Financial Instruments
We at times have forward commodity sales and purchase contracts for which quoted forward market prices are not readily available. The forward rate used to value these forward sales and purchase contracts are derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing and grade differentials, a Level 3 input.

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Financial Instruments	2015	2014	2015	2014
	(In thousands)
Liability balance at beginning of period	$(2,552)	$(22,473)	$—	$(35,318)
Change in fair value:
Recognized in other comprehensive income	6,404	(90,559)	3,852	(112,695)
Recognized in cost of products sold	—	(7,084)	—	1,885
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	(3,852)	48,942	(3,852)	74,273
Recognized in cost of products sold	—	(4,463)	—	(3,782)
Liability balance at end of period	$—	$(75,637)	$—	$(75,637)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 4:	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$360,824	$176,429	$587,700	$328,490
Participating securities' share in earnings	1,036	475	1,677	945
Net income attributable to common shares	$359,788	$175,954	$586,023	$327,545
Average number of shares of common stock outstanding	191,355	198,139	193,202	198,217
Effect of dilutive variable restricted shares and performance share units (1)	99	241	77	191
Average number of shares of common stock outstanding assuming dilution	191,454	198,380	193,279	198,408
Basic earnings per share	$1.88	$0.89	$3.03	$1.65
Diluted earnings per share	$1.88	$0.89	$3.03	$1.65
(1) Excludes anti-dilutive restricted and performance share units of:	349	26	379	2

NOTE 5:	Stock-Based Compensation

As of June 30, 2015, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $6.1 million and $6.8 million for the three months ended June 30, 2015 and 2014, respectively, and $12.5 million and $12.2 million for the six months ended June 30, 2015 and 2014, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.9 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted stock and restricted stock unit activity and changes during the six months ended June 30, 2015 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2015 (non-vested)	669,777	$44.12
Granted	9,894	37.68
Vesting (transfer/conversion to common stock)	(2,999)	44.48
Forfeited	(13,106)	43.81
Outstanding at June 30, 2015 (non-vested)	663,566	$44.03	$28,268

For the six months ended June 30, 2015, 2,999 restricted stock and restricted stock units vested having a grant date fair value of $0.1 million. As of June 30, 2015, there was $13.4 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200%. As of June 30, 2015, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 35%.

A summary of performance share unit activity and changes during the six months ended June 30, 2015 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2015 (non-vested)	725,054
Granted	4,242
Forfeited	(25,973)
Outstanding at June 30, 2015 (non-vested)	703,323

As of June 30, 2015, there was $14.9 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $43.67 per unit. That cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at June 30, 2015 consisted of cash, cash equivalents and investments in marketable securities.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following is a summary of our marketable securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
June 30, 2015
Certificates of deposit	$20,998	$11	$—	$21,009
Commercial paper	29,957	17	—	29,974
Corporate debt securities	68,339	2	(43)	68,298
State and political subdivisions debt securities	273,700	11	(133)	273,578
Total marketable securities	$392,994	$41	$(176)	$392,859

December 31, 2014
Certificates of deposit	$54,000	$10	$—	$54,010
Commercial paper	52,297	7	(4)	52,300
Corporate debt securities	136,181	1	(94)	136,088
State and political subdivisions debt securities	231,819	5	(112)	231,712
Total marketable securities	$474,297	$23	$(210)	$474,110

Interest income recognized on our marketable securities was $0.5 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 7:	Inventories

Inventory consists of the following components:

	June 30, 2015	December 31, 2014
	(In thousands)
Crude oil	$508,984	$581,592
Other raw materials and unfinished products(1)	191,102	204,467
Finished products(2)	617,996	531,523
Lower of cost or market reserve	(255,452)	(397,478)
Process chemicals(3)	4,903	4,028
Repair and maintenance supplies and other	122,385	110,999
Total inventory	$1,189,918	$1,035,131

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $255.5 million and $397.5 million at June 30, 2015 and December 31, 2014, respectively. The December 31, 2014 market reserve of $397.5 million was reversed and reduced cost of products sold during the six months ended June 30, 2015, due to the sale of inventory quantities that gave rise to the reserve. A new market reserve of $255.5 million was established as of June 30, 2015 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a $135.5 million and $142.0 million reduction of cost of products sold for the three and six months ended June 30, 2015, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 8:	Environmental

We expensed $0.1 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $4.6 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $102.8 million and $104.5 million at June 30, 2015 and December 31, 2014, respectively, of which $83.8 million and $81.8 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects).

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At June 30, 2015, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.6 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has an $850 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At June 30, 2015, HEP was in compliance with all of its covenants, had outstanding borrowings of $604.0 million and no outstanding letters of credit under the HEP Credit Agreement. In April 2015, HEP amended its credit agreement, increasing the size of the credit facility from $650 million to $850 million.

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

HollyFrontier Senior Notes
In June 2015, we redeemed our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018 at a redemption cost of $155.2 million at which time we recognized a $1.4 million early extinguishment loss consisting of a $5.2 million debt redemption premium, net of an unamortized premium of $3.8 million.

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

The carrying amounts of long-term debt are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
6.875% Senior Notes
Principal	$—	$150,000
Unamortized premium	—	4,144
	—	154,144
Financing Obligation	32,257	33,167

Total HollyFrontier long-term debt	32,257	187,311

HEP Credit Agreement	604,000	571,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,095)	(3,421)
	296,905	296,579

Total HEP long-term debt	900,905	867,579

Total long-term debt	$933,162	$1,054,890

We capitalized interest attributable to construction projects of $2.5 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively, and $5.4 million and $6.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas and WTI crude oil and forecasted sales of refined product. We also have forward sales and purchase contracts that lock in the prices of future sales and purchases of refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. On a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended June 30, 2015
Change in fair value	$8,501	Sales and other revenues	$49,752
Gain reclassified to earnings due to settlements	(14,802)	Cost of products sold	(30,964)	Sales and other revenues	$(140)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(4,256)	Cost of products sold	2,494
Total	$(6,031)		$14,532		$2,354

Three Months Ended June 30, 2014
Change in fair value	$47,988	Sales and other revenues	$(48,942)
Gain reclassified to earnings due to settlements	(13,197)	Cost of products sold	61,124
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	745	Operating expenses	$1,354
Total	$35,061		$12,927		$1,354

Six Months Ended June 30, 2015
Change in fair value	$(5,647)	Sales and other revenues	$98,932	Sales and other revenues	$(274)
Gain reclassified to earnings due to settlements	(19,494)	Cost of products sold	(71,733)	Cost of products sold	3,738
Amortization of discontinued hedge reclassified to earnings	540	Operating expenses	(8,245)	Operating expenses	547
Total	$(24,601)		$18,954		$4,011

Six Months Ended June 30, 2014
Change in fair value	$140,466	Sales and other revenues	$(74,273)
Gain reclassified to earnings due to settlements	(18,957)	Cost of products sold	90,441
Amortization of discontinued hedge reclassified to earnings	540	Operating expenses	2,249	Operating expenses	$(806)
Total	$122,049		$18,417		$(806)

As of June 30, 2015, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Natural gas - long	24,000,000	4,800,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	2,208,000	2,208,000	—	—	Barrels
Ultra-low sulfur diesel - short	2,208,000	2,208,000	—	—	Barrels
Forward diesel sales	1,500,000	1,500,000	—	—	Barrels
Forward diesel purchases	1,125,000	1,125,000	—	—	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 24,000,000 MMBTU's to be purchased ratably through 2017. As of June 30, 2015, we have an unrealized loss of $2.7 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

Economic Hedges
We also have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to fix our purchase price on forecasted purchases of WTI crude oil, and to lock in basis spread differentials on forecasted purchases of crude oil and natural gas. Also, we have NYMEX futures contracts to lock in prices on forecasted purchases of inventory. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Recognized in Income	2015	2014	2015	2014
	(In thousands)
Cost of products sold	$5,292	$(24,432)	$27,574	$(24,406)
Operating expenses	(248)	(140)	(544)	(188)
Total	$5,044	$(24,572)	$27,030	$(24,594)

As of June 30, 2015, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Commodity price swap (crude basis spread) - long	4,412,000	3,680,000	732,000	—	Barrels
Commodity price swap (natural gas basis spread) - long	17,820,000	4,020,000	6,900,000	6,900,000	MMBTU
Commodity price swap (natural gas) - long	24,000,000	4,800,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	24,000,000	4,800,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	1,095,000	1,095,000	—	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2015, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of June 30, 2015, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of June 30, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended June 30, 2015
Interest rate swaps
Change in fair value	$(306)
Loss reclassified to earnings due to settlements	528	Interest expense	$(528)
Total	$222		$(528)

Three Months Ended June 30, 2014
Interest rate swaps
Change in fair value	$(1,299)
Loss reclassified to earnings due to settlements	553	Interest expense	$(553)
Total	$(746)		$(553)

Six Months Ended June 30, 2015
Interest rate swaps
Change in fair value	$(1,586)
Loss reclassified to earnings due to settlements	1,059	Interest expense	$(1,059)
Total	$(527)		$(1,059)

Six Months Ended June 30, 2014
Interest rate swaps
Change in fair value	$(1,742)
Loss reclassified to earnings due to settlements	1,091	Interest expense	$(1,091)
Total	$(651)		$(1,091)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2015
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$62,370	$(49,711)	$12,659	$42,647	$(21,026)	$21,621
Forward contracts	223	(166)	57	2,563	(439)	2,124
Interest rate swap contracts	134	—	134	707	—	707
	$62,727	$(49,877)	$12,850	$45,917	$(21,465)	$24,452

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$24,580	$(7,461)	$17,119	$27,282	$(23,475)	$3,807
NYMEX futures contracts	—	—	—	236	—	236
	$24,580	$(7,461)	$17,119	$27,518	$(23,475)	$4,043

Total net balance			$29,969			$28,495

Balance sheet classification:	Prepayment and other		$29,295	Accrued liabilities		$4,727
	Intangibles and other		674	Other long-term liabilities		23,768
			$29,969			$28,495

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2014
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$173,658	$(142,115)	$31,543	$21,441	$—	$21,441
Interest rate swap contracts	1,019	—	1,019	1,065	—	1,065
	$174,677	$(142,115)	$32,562	$22,506	$—	$22,506

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$17,630	$(12,942)	$4,688	$20,398	$(17,007)	$3,391
NYMEX futures contracts	17,619	—	17,619	—	—	—
	$35,249	$(12,942)	$22,307	$20,398	$(17,007)	$3,391

Total net balance			$54,869			$25,897

Balance sheet classification:	Prepayment and other		$53,850
	Intangibles and other		1,019	Other long-term liabilities		$25,897
			$54,869			$25,897

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At June 30, 2015, we had a pre-tax net unrealized loss of $13.3 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of $9.3 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the six months ended June 30, 2015 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$5,523,584	$577,135	$6,100,719
Net income	587,700	28,148	615,848
Dividends	(125,192)	—	(125,192)
Distributions to noncontrolling interest holders	—	(41,596)	(41,596)
Other comprehensive loss, net of tax	(15,204)	(319)	(15,523)
Equity-based compensation	12,461	1,761	14,222
Tax attributable to equity-based compensation	(113)	—	(113)
Purchase of treasury stock (1)	(380,177)	—	(380,177)
Purchase of HEP units for restricted grants	—	(247)	(247)
Other	—	14	14
Balance at June 30, 2015	$5,603,059	$564,896	$6,167,955

(1)	Includes 1,215 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2015, we had remaining authorization to repurchase up to $734.9 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the second quarter of 2015, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $300.0 million of our outstanding common stock. In May 2015, we repurchased 5.5 million shares, representing 80% of the amount paid based on then-market prices. The final number of shares ultimately to be repurchased under the ASR, as well as the final average price paid, will be based on the volume-weighted average market price of our common stock, less a discount, over the term of the ASR. The ASR is expected to be completed in the third quarter of 2015.

The initial 5.5 million shares repurchased resulted in an immediate reduction to our common shares outstanding and are included in treasury stock at a cost of $240.0 million. For the remaining shares to be repurchased, we recorded a forward contract indexed to our own common stock in the amount of $60.0 million. This forward contract met the criteria for equity classification, and therefore is recorded to additional capital.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2015
Net unrealized loss on marketable securities	$(63)	$(25)	$(38)
Net unrealized loss on hedging instruments	(5,809)	(2,300)	(3,509)
Other comprehensive loss	(5,872)	(2,325)	(3,547)
Less other comprehensive income attributable to noncontrolling interest	135	—	135
Other comprehensive loss attributable to HollyFrontier stockholders	$(6,007)	$(2,325)	$(3,682)

Three Months Ended June 30, 2014
Net unrealized gain on marketable securities	$25	$17	$8
Net unrealized gain on hedging instruments	34,315	13,400	20,915
Other comprehensive income	34,340	13,417	20,923
Less other comprehensive loss attributable to noncontrolling interest	(453)	—	(453)
Other comprehensive income attributable to HollyFrontier stockholders	$34,793	$13,417	$21,376

Six Months Ended June 30, 2015
Net unrealized gain on marketable securities	$5	$2	$3
Net unrealized loss on hedging instruments	(25,128)	(9,602)	(15,526)
Other comprehensive loss	(25,123)	(9,600)	(15,523)
Less other comprehensive loss attributable to noncontrolling interest	(319)	—	(319)
Other comprehensive loss attributable to HollyFrontier stockholders	$(24,804)	$(9,600)	$(15,204)

Six Months Ended June 30, 2014
Net unrealized gain on marketable securities	$36	$14	$22
Net unrealized gain on hedging instruments	121,398	47,143	74,255
Net change in pension and other post-retirement benefit obligations	(89)	(35)	(54)
Other comprehensive income	121,345	47,122	74,223
Less other comprehensive loss attributable to noncontrolling interest	(395)	—	(395)
Other comprehensive income attributable to HollyFrontier stockholders	$121,740	$47,122	$74,618

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended June 30,
	2015	2014

Marketable securities	$6	$—	Interest income
	2	—	Income tax expense
	4	—	Net of tax

Hedging instruments:
Commodity price swaps	49,752	(48,942)	Sales and other revenues
	(30,964)	61,124	Cost of products sold
	(4,256)	745	Operating expenses
Interest rate swaps	(528)	(553)	Interest expense
	14,004	12,374
	5,543	4,918	Income tax expense
	8,461	7,456	Net of tax
	320	335	Noncontrolling interest
	8,781	7,791	Net of tax and noncontrolling interest

Total reclassifications for the period	$8,785	$7,791

	Six Months Ended June 30,
	2015	2014

Marketable securities	$4	$1	Interest income
	42	—	Gain on sale of assets
	46	1
	18	—	Income tax expense
	28	1	Net of tax

Hedging instruments:
Commodity price swaps	98,932	(74,273)	Sales and other revenues
	(71,733)	90,441	Cost of products sold
	(8,245)	2,249	Operating expenses
Interest rate swaps	(1,059)	(1,091)	Interest expense
	17,895	17,326
	7,174	6,961	Income tax expense
	10,721	10,365	Net of tax
	642	661	Noncontrolling interest
	11,363	11,026	Net of tax and noncontrolling interest

Total reclassifications for the period	$11,391	$11,027

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	June 30, 2015	December 31, 2014
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$20,689	$20,689
Unrealized loss on marketable securities	(82)	(85)
Unrealized gain (loss) on hedging instruments, net of noncontrolling interest	(7,917)	7,290
Accumulated other comprehensive income	$12,690	$27,894

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 13:	Post-retirement Plans

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Service cost – benefit earned during the period	$424	$224	$848	$448
Interest cost on projected benefit obligations	205	160	410	319
Amortization of prior service credit	(871)	(1,074)	(1,742)	(2,148)
Amortization of net loss	46	—	92	—
Net periodic post-retirement credit	$(196)	$(690)	$(392)	$(1,381)

Additionally, we had a program that provided transition benefit payments to certain employees that participated in a previously terminated defined benefit plan. The program extended through 2014 and provided payments subsequent to year-end provided the employee was employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs under this program were $2.9 million for the three months ended June 30, 2014 and $5.5 million for the six months ended June 30, 2014. In March 2015, we paid all remaining amounts owed to plan participants of $11.0 million.

NOTE 14:	Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. The EPA has not yet finalized the 2014 nor the 2015 percentage standards under its RFS2 program. In May 2015, the EPA revised the estimate of 2014 and 2015 percentage standard under its RFS2 program. Accordingly, in the second quarter of 2015, we recorded a $4.1 million reduction of amounts accrued through December 2014. The estimated quantity of renewable fuels or RINs that we are required to purchase and that have been accrued for as of June 30, 2015 and December 31, 2014, as well as for the six months and year then ended, are based on quantities proposed by the EPA as revised in May 2015.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2015
Sales and other revenues	$3,686,493	$83,479	$151	$(68,211)	$3,701,912
Depreciation and amortization	$70,435	$14,660	$2,915	$(207)	$87,803
Income (loss) from operations	$576,313	$40,834	$(26,739)	$(576)	$589,832
Capital expenditures	$128,336	$11,380	$4,578	$—	$144,294

Three Months Ended June 30, 2014
Sales and other revenues	$5,361,914	$75,024	$506	$(64,844)	$5,372,600
Depreciation and amortization	$83,840	$15,477	$2,280	$(207)	$101,390
Income (loss) from operations	$292,214	$32,464	$(27,802)	$(531)	$296,345
Capital expenditures	$92,334	$18,178	$9,976	$—	$120,488

Six Months Ended June 30, 2015
Sales and other revenues	$6,675,773	$173,235	$369	$(140,839)	$6,708,538
Depreciation and amortization	$133,710	$28,950	$5,569	$(414)	$167,815
Income (loss) from operations	$950,214	$85,044	$(55,688)	$(1,116)	$978,454
Capital expenditures	$258,097	$49,813	$9,003	$—	$316,913

Six Months Ended June 30, 2014
Sales and other revenues	$10,136,994	$162,036	$1,621	$(136,998)	$10,163,653
Depreciation and amortization	$147,381	$30,661	$4,310	$(414)	$181,938
Income (loss) from operations	$543,423	$78,329	$(53,357)	$(1,054)	$567,341
Capital expenditures	$192,277	$38,782	$13,710	$—	$244,769

June 30, 2015
Cash, cash equivalents and total investments in marketable securities	$43	$10,424	$615,751	$—	$626,218
Total assets	$7,268,245	$1,459,069	$727,036	$(309,064)	$9,145,286
Long-term debt	$—	$900,905	$32,257	$—	$933,162

December 31, 2014
Cash, cash equivalents and total investments in marketable securities	$88	$2,830	$1,039,177	$—	$1,042,095
Total assets	$6,965,245	$1,434,572	$1,150,865	$(320,042)	$9,230,640
Long-term debt	$—	$867,579	$187,311	$—	$1,054,890

HEP segment revenues from external customers were $15.2 million and $10.5 million for the three months ended June 30, 2015 and 2014, respectively, and $32.7 million and $25.7 million for the six months ended June 30, 2015 and 2014, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Any borrowings pursuant to the HollyFrontier Credit Agreement are recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries (“Guarantor Restricted Subsidiaries”). HEP, in which we have a 39% ownership interest at June 30, 2015, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

Condensed Consolidating Balance Sheet
June 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$222,905	$—	$30	$—	$222,935	$10,424	$—	$233,359
Marketable securities	392,859	—	—	—	392,859	—	—	392,859
Accounts receivable, net	8,171	611,393	3,068	—	622,632	40,044	(36,569)	626,107
Intercompany accounts receivable	—	718,610	442,187	(1,160,797)	—	—	—	—
Inventories	—	1,187,984	—	—	1,187,984	1,934	—	1,189,918
Income taxes receivable	8,351	—	—	—	8,351	—	—	8,351
Prepayments and other	13,363	59,273	—	—	72,636	2,804	(6,495)	68,945
Total current assets	645,649	2,577,260	445,285	(1,160,797)	2,507,397	55,206	(43,064)	2,519,539

Properties, plants and equip, net	34,079	3,043,121	949	—	3,078,149	1,042,975	(252,729)	3,868,395
Investment in subsidiaries	6,868,051	335,342	—	(7,203,393)	—	—	—	—
Intangibles and other assets	29,262	2,371,616	25,000	(25,000)	2,400,878	360,888	(4,414)	2,757,352
Total assets	$7,577,041	$8,327,339	$471,234	$(8,389,190)	$7,986,424	$1,459,069	$(300,207)	$9,145,286

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,543	$1,067,290	$—	$—	$1,070,833	$16,128	$(36,569)	$1,050,392
Intercompany accounts payable	1,160,797	—	—	(1,160,797)	—	—	—	—
Income tax payable	7,569	—	—	—	7,569	—	—	7,569
Accrued liabilities	41,886	50,843	1,127	—	93,856	25,885	(6,495)	113,246
Deferred income tax liabilities	69,284	—	—	—	69,284	—	—	69,284
Total current liabilities	1,283,079	1,118,133	1,127	(1,160,797)	1,241,542	42,013	(43,064)	1,240,491

Long-term debt	25,000	32,257	—	(25,000)	32,257	900,905	—	933,162
Liability to HEP	—	227,304	—	—	227,304	—	(227,304)	—
Deferred income tax liabilities	627,205	—	—	—	627,205	332	—	627,537
Other long-term liabilities	43,822	81,594	—	—	125,416	56,283	(5,558)	176,141

Investment in HEP	—	—	134,765	—	134,765	—	(134,765)	—
Equity – HollyFrontier	5,597,935	6,868,051	335,342	(7,203,393)	5,597,935	365,071	(359,947)	5,603,059
Equity – noncontrolling interest	—	—	—	—	—	94,465	470,431	564,896
Total liabilities and equity	$7,577,041	$8,327,339	$471,234	$(8,389,190)	$7,986,424	$1,459,069	$(300,207)	$9,145,286

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$168	$3,686,476	$—	$—	$3,686,644	$83,479	$(68,211)	$3,701,912
Operating costs and expenses:
Cost of products sold	—	2,954,989	—	—	2,954,989	—	(67,514)	2,887,475
Lower of cost or market inventory valuation adjustment	—	(135,480)	—	—	(135,480)	—	—	(135,480)
Operating expenses	—	220,790	—	—	220,790	25,289	86	246,165
General and administrative	22,808	571	42	—	23,421	2,696	—	26,117
Depreciation and amortization	2,582	74,120	8	—	76,710	14,660	(3,567)	87,803
Total operating costs and expenses	25,390	3,114,990	50	—	3,140,430	42,645	(70,995)	3,112,080
Income (loss) from operations	(25,222)	571,486	(50)	—	546,214	40,834	2,784	589,832
Other income (expense):
Earnings (loss) of equity method investments	593,825	20,334	20,175	(614,159)	20,175	631	(20,175)	631
Interest income (expense)	(537)	1,918	199	—	1,580	(9,053)	(2,318)	(9,791)
Loss on early extinguishment of debt	(1,368)	—	—	—	(1,368)	—	—	(1,368)
Gain on sale of assets	714	87	—	—	801	72	—	873
	592,634	22,339	20,374	(614,159)	21,188	(8,350)	(22,493)	(9,655)
Income before income taxes	567,412	593,825	20,324	(614,159)	567,402	32,484	(19,709)	580,177
Income tax provision	207,054	—	—	—	207,054	(64)	—	206,990
Net income	360,358	593,825	20,324	(614,159)	360,348	32,548	(19,709)	373,187
Less net income attributable to noncontrolling interest	—	—	(10)	—	(10)	1,743	10,630	12,363
Net income attributable to HollyFrontier stockholders	$360,358	$593,825	$20,334	$(614,159)	$360,358	$30,805	$(30,339)	$360,824
Comprehensive income attributable to HollyFrontier stockholders	$356,676	$588,016	$20,422	$(608,438)	$356,676	$30,893	$(30,427)	$357,142

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$179	$5,362,277	$(36)	$—	$5,362,420	$75,024	$(64,844)	$5,372,600
Operating costs and expenses:
Cost of products sold	—	4,738,586	—	—	4,738,586	—	(63,740)	4,674,846
Operating expenses	—	247,451	—	—	247,451	24,567	(364)	271,654
General and administrative	24,343	1,469	37	—	25,849	2,516	—	28,365
Depreciation and amortization	2,010	87,473	—	—	89,483	15,477	(3,570)	101,390
Total operating costs and expenses	26,353	5,074,979	37	—	5,101,369	42,560	(67,674)	5,076,255
Income (loss) from operations	(26,174)	287,298	(73)	—	261,051	32,464	2,830	296,345
Other income (expense):
Earnings (loss) of equity method investments	303,788	14,546	16,132	(319,990)	14,476	748	(16,132)	(908)
Interest income (expense)	(373)	1,944	143	—	1,714	(8,329)	(2,337)	(8,952)
	303,415	16,490	16,275	(319,990)	16,190	(7,581)	(18,469)	(9,860)
Income before income taxes	277,241	303,788	16,202	(319,990)	277,241	24,883	(15,639)	286,485
Income tax provision	101,304	—	—	—	101,304	28	—	101,332
Net income	175,937	303,788	16,202	(319,990)	175,937	24,855	(15,639)	185,153
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,416	7,308	8,724
Net income attributable to HollyFrontier stockholders	$175,937	$303,788	$16,202	$(319,990)	$175,937	$23,439	$(22,947)	$176,429
Comprehensive income attributable to HollyFrontier stockholders	$197,313	$338,556	$15,909	$(354,465)	$197,313	$23,145	$(22,653)	$197,805

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$274	$6,675,868	$—	$—	$6,676,142	$173,235	$(140,839)	$6,708,538
Operating costs and expenses:
Cost of products sold	—	5,277,870	—	—	5,277,870	—	(139,022)	5,138,848
Lower of cost or market inventory valuation adjustment	—	(142,026)	—	—	(142,026)	—	—	(142,026)
Operating expenses	—	456,793	—	—	456,793	53,255	(287)	509,761
General and administrative	48,632	986	82	—	49,700	5,986	—	55,686
Depreciation and amortization	4,908	141,044	16	—	145,968	28,950	(7,103)	167,815
Total operating costs and expenses	53,540	5,734,667	98	—	5,788,305	88,191	(146,412)	5,730,084
Income (loss) from operations	(53,266)	941,201	(98)	—	887,837	85,044	5,573	978,454
Other income (expense):
Earnings (loss) of equity method investments	978,226	32,369	40,617	(1,019,136)	32,076	1,365	(40,617)	(7,176)
Interest income (expense)	(839)	3,967	374	—	3,502	(17,820)	(4,665)	(18,983)
Loss on early extinguishment of debt	(1,368)	—	—	—	(1,368)	—	—	(1,368)
Gain on sale of assets	720	689	—	—	1,409	230	—	1,639
	976,739	37,025	40,991	(1,019,136)	35,619	(16,225)	(45,282)	(25,888)
Income before income taxes	923,473	978,226	40,893	(1,019,136)	923,456	68,819	(39,709)	952,566
Income tax provision	336,681	—	—	—	336,681	37	—	336,718
Net income	586,792	978,226	40,893	(1,019,136)	586,775	68,782	(39,709)	615,848
Less net income attributable to noncontrolling interest	—	—	(17)	—	(17)	5,770	22,395	28,148
Net income attributable to HollyFrontier stockholders	$586,792	$978,226	$40,910	$(1,019,136)	$586,792	$63,012	$(62,104)	$587,700
Comprehensive income attributable to HollyFrontier stockholders	$571,588	$953,098	$40,703	$(993,801)	$571,588	$62,805	$(61,897)	$572,496

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$280	$10,137,400	$935	$—	$10,138,615	$162,036	$(136,998)	$10,163,653
Operating costs and expenses:
Cost of products sold	—	8,948,308	—	—	8,948,308	—	(134,842)	8,813,466
Operating expenses	—	498,927	—	—	498,927	47,379	(686)	545,620
General and administrative	45,450	4,095	76	—	49,621	5,667	—	55,288
Depreciation and amortization	3,800	154,580	—	—	158,380	30,661	(7,103)	181,938
Total operating costs and expenses	49,250	9,605,910	76	—	9,655,236	83,707	(142,631)	9,596,312
Income (loss) from operations	(48,970)	531,490	859	—	483,379	78,329	5,633	567,341
Other income (expense):
Earnings (loss) of equity method investments	566,147	30,568	32,415	(599,694)	29,436	1,270	(32,415)	(1,709)
Interest income (expense)	(797)	4,089	273	—	3,565	(18,780)	(4,679)	(19,894)
Loss on early extinguishment of debt	—	—	—	—	—	(7,677)	—	(7,677)
	565,350	34,657	32,688	(599,694)	33,001	(25,187)	(37,094)	(29,280)
Income before income taxes	516,380	566,147	33,547	(599,694)	516,380	53,142	(31,461)	538,061
Income tax provision	188,843	—	—	—	188,843	103	—	188,946
Net income	327,537	566,147	33,547	(599,694)	327,537	53,039	(31,461)	349,115
Less net income attributable to noncontrolling interest	—	—	—	—	—	5,053	15,572	20,625
Net income attributable to HollyFrontier stockholders	$327,537	$566,147	$33,547	$(599,694)	$327,537	$47,986	$(47,033)	$328,490
Comprehensive income attributable to HollyFrontier stockholders	$402,155	$687,940	$33,291	$(721,231)	$402,155	$47,730	$(46,777)	$403,108

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(348,026)	$803,368	$47,880	$—	$503,222	$110,611	$(43,893)	$569,940

Cash flows from investing activities
Additions to properties, plants and equipment	(7,180)	(259,857)	(63)	—	(267,100)	—	—	(267,100)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(49,813)	—	(49,813)
Purchases of marketable securities	(246,008)	—	—	—	(246,008)	—	—	(246,008)
Sales and maturities of marketable securities	327,310	—	—	—	327,310	—	—	327,310
Other, net	—	1,846	—	—	1,846	386	—	2,232
Net advances to Parent	—	(544,445)	(47,877)	592,322	—	—	—	—
	74,122	(802,456)	(47,940)	592,322	(183,952)	(49,427)	—	(233,379)

Cash flows from financing activities
Net borrowings under credit agreement – HEP	—	—	—	—	—	33,000	—	33,000
Redemption of senior notes - HFC	(155,156)	—	—	—	(155,156)	—	—	(155,156)
Purchase of treasury stock	(320,132)	—	—	—	(320,132)	—	—	(320,132)
Accelerated stock repurchase forward contract	(60,000)	—	—	—	(60,000)	—	—	(60,000)
Dividends	(125,192)	—	—	—	(125,192)	—	—	(125,192)
Distributions to noncontrolling interest	—	—	—	—	—	(85,489)	43,893	(41,596)
Other, net	(113)	(912)	15	—	(1,010)	(1,101)	—	(2,111)
Net advances from subsidiaries	592,322	—	—	(592,322)	—	—	—	—
	(68,271)	(912)	15	(592,322)	(661,490)	(53,590)	43,893	(671,187)

Cash and cash equivalents
Increase (decrease) for the period	(342,175)	—	(45)	—	(342,220)	7,594	—	(334,626)
Beginning of period	565,080	—	75	—	565,155	2,830	—	567,985
End of period	$222,905	$—	$30	$—	$222,935	$10,424	$—	$233,359

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(144,972)	$773,845	$38,968	$—	$667,841	$92,667	$(39,029)	$721,479

Cash flows from investing activities:
Additions to properties, plants and equipment	(6,329)	(199,132)	(526)	—	(205,987)	—	—	(205,987)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(38,782)	—	(38,782)
Purchases of marketable securities	(498,080)	—	—	—	(498,080)	—	—	(498,080)
Sales and maturities of marketable securities	543,604	—	—	—	543,604	—	—	543,604
Other, net	—	5,021	—	—	5,021	—	—	5,021
Net advances to Parent	—	(582,930)	(38,604)	621,534	—	—	—	—
	39,195	(777,041)	(39,130)	621,534	(155,442)	(38,782)	—	(194,224)

Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	—	180,000	—	180,000
Redemption of senior notes	—	—	—	—	—	(156,188)	—	(156,188)
Inventory repurchase obligation		5,964			5,964	—	—	5,964
Purchase of treasury stock	(20,135)	—	—	—	(20,135)	—	—	(20,135)
Dividends	(323,088)	—	—	—	(323,088)	—	—	(323,088)
Distributions to noncontrolling interest	—	—	—	—	—	(77,577)	39,029	(38,548)
Excess tax benefit from equity-based compensation	3,778	—	—	—	3,778	—	—	3,778
Other, net	—	(808)	375	—	(433)	(406)	—	(839)
Net advances from subsidiaries	621,534	—	—	(621,534)	—	—	—	—
	282,089	5,156	375	(621,534)	(333,914)	(54,171)	39,029	(349,056)

Cash and cash equivalents
Increase (decrease) for the period:	176,312	1,960	213	—	178,485	(286)	—	178,199
Beginning of period	931,920	1,817	14	—	933,751	6,352	—	940,103
End of period	$1,108,232	$3,777	$227	$—	$1,112,236	$6,066	$—	$1,118,302

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2015, net income attributable to HollyFrontier stockholders was $360.8 million compared to $176.4 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, net income attributable to HollyFrontier stockholders was $587.7 million compared to $328.5 million for the six months ended June 30, 2014. Our financial results for the second quarter of 2015 reflect a $135.5 million ($82.7 million after-tax) non-cash gain attributable to our second quarter lower of cost or market inventory adjustment.

Overall gross refining margins per produced product sold increased 20% and 17% over the respective three and six months ended June 30, 2014. For the second quarter, our financial results reflect strong operational reliability across our refining system. We reported a record quarter in terms of utilization rate, averaging 446,000 BPD of crude. Strong operations, improved realized margins and lower costs drove a greater than 60% increase in earnings per share compared to the second quarter of 2014. July 2015 refinery performance continued to be strong with several of our plants operating at record crude processing levels. We expect high refinery utilization rates together with a constructive margin environment to drive solid financial results for the remainder of the year.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). We expect continued volatility in the pricing relationship between inland and coastal crude, which is currently averaging approximately $4.00 per barrel.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of June 30, 2015, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2015 and 2014 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended June 30,		Change from 2014
	2015	2014	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$3,701,912	$5,372,600	$(1,670,688)	(31)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,887,475	4,674,846	(1,787,371)	(38)
Lower of cost or market inventory valuation adjustment	(135,480)	—	(135,480)	—
	2,751,995	4,674,846	(1,922,851)	(41)
Operating expenses (exclusive of depreciation and amortization)	246,165	271,654	(25,489)	(9)
General and administrative expenses (exclusive of depreciation and amortization)	26,117	28,365	(2,248)	(8)
Depreciation and amortization	87,803	101,390	(13,587)	(13)
Total operating costs and expenses	3,112,080	5,076,255	(1,964,175)	(39)
Income from operations	589,832	296,345	293,487	99
Other income (expense):
Earnings (loss) of equity method investments	631	(908)	1,539	169
Interest income	768	1,184	(416)	(35)
Interest expense	(10,559)	(10,136)	(423)	4
Loss on early extinguishment of debt	(1,368)	—	(1,368)	—
Gain on sale of assets	873	—	873	—
	(9,655)	(9,860)	205	(2)
Income before income taxes	580,177	286,485	293,692	103
Income tax provision	206,990	101,332	105,658	104
Net income	373,187	185,153	188,034	102
Less net income attributable to noncontrolling interest	12,363	8,724	3,639	42
Net income attributable to HollyFrontier stockholders	$360,824	$176,429	$184,395	105%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.88	$0.89	$0.99	111%
Diluted	$1.88	$0.89	$0.99	111%
Cash dividends declared per common share	$0.33	$0.82	$(0.49)	(60)%
Average number of common shares outstanding:
Basic	191,355	198,139	(6,784)	(3)%
Diluted	191,454	198,380	(6,926)	(3)%

Table of Content

	Six Months Ended June 30,		Change from 2014
	2015	2014	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$6,708,538	$10,163,653	$(3,455,115)	(34)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	5,138,848	8,813,466	(3,674,618)	(42)
Lower of cost or market inventory valuation adjustment	(142,026)	—	(142,026)	—
	4,996,822	8,813,466	(3,816,644)	(43)
Operating expenses (exclusive of depreciation and amortization)	509,761	545,620	(35,859)	(7)
General and administrative expenses (exclusive of depreciation and amortization)	55,686	55,288	398	1
Depreciation and amortization	167,815	181,938	(14,123)	(8)
Total operating costs and expenses	5,730,084	9,596,312	(3,866,228)	(40)
Income from operations	978,454	567,341	411,113	72
Other income (expense):
Loss of equity method investments	(7,176)	(1,709)	(5,467)	320
Interest income	1,730	2,589	(859)	(33)
Interest expense	(20,713)	(22,483)	1,770	(8)
Loss on early extinguishment of debt	(1,368)	(7,677)	6,309	(82)
Gain on sale of assets	1,639	—	1,639	—
	(25,888)	(29,280)	3,392	(12)
Income before income taxes	952,566	538,061	414,505	77
Income tax provision	336,718	188,946	147,772	78
Net income	615,848	349,115	266,733	76
Less net income attributable to noncontrolling interest	28,148	20,625	7,523	36
Net income attributable to HollyFrontier stockholders	$587,700	$328,490	$259,210	79%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.03	$1.65	$1.38	84%
Diluted	$3.03	$1.65	$1.38	84%
Cash dividends declared per common share	$0.65	$1.62	$(0.97)	(60)%
Average number of common shares outstanding:
Basic	193,202	198,217	(5,015)	(3)%
Diluted	193,279	198,408	(5,129)	(3)%

Balance Sheet Data

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$626,218	$1,042,095
Working capital	$1,279,048	$1,531,595
Total assets	$9,145,286	$9,230,640
Long-term debt	$933,162	$1,054,890
Total equity	$6,167,955	$6,100,719

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net cash provided by operating activities	$323,048	$326,550	$569,940	$721,479
Net cash used for investing activities	$(121,282)	$(81,175)	$(233,379)	$(194,224)
Net cash used for financing activities	$(562,499)	$(201,708)	$(671,187)	$(349,056)
Capital expenditures	$144,294	$120,488	$316,913	$244,769
EBITDA (1)	$666,776	$388,103	$1,112,584	$726,945

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	279,940	266,080	269,010	260,590
Refinery throughput (BPD) (2)	294,600	283,300	281,940	275,150
Refinery production (BPD) (3)	283,120	280,060	271,240	270,670
Sales of produced refined products (BPD)	271,860	272,470	264,130	259,920
Sales of refined products (BPD) (4)	292,790	279,840	280,140	271,730
Refinery utilization (5)	107.7%	102.3%	103.5%	100.2%

Average per produced barrel (6)
Net sales	$79.95	$117.68	$75.96	$115.59
Cost of products (7)	64.60	104.67	59.70	101.85
Refinery gross margin (8)	15.35	13.01	16.26	13.74
Refinery operating expenses (9)	4.35	4.84	4.62	5.29
Net operating margin (8)	$11.00	$8.17	$11.64	$8.45

Refinery operating expenses per throughput barrel (10)	$4.01	$4.65	$4.33	$5.00

Feedstocks:
Sweet crude oil	59%	72%	60%	73%
Sour crude oil	20%	6%	20%	5%
Heavy sour crude oil	16%	16%	15%	17%
Other feedstocks and blends	5%	6%	5%	5%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	48%	44%	48%	46%
Diesel fuels	36%	36%	35%	33%
Jet fuels	6%	7%	7%	8%
Fuel oil	1%	1%	1%	1%
Asphalt	2%	2%	2%	2%
Lubricants	4%	4%	4%	4%
LPG and other	3%	6%	3%	6%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	104,050	102,570	97,660	99,400
Refinery throughput (BPD) (2)	114,630	113,840	109,370	111,240
Refinery production (BPD) (3)	113,320	111,080	107,640	108,880
Sales of produced refined products (BPD)	116,710	110,140	111,450	107,390
Sales of refined products (BPD) (4)	124,710	119,060	121,420	114,670
Refinery utilization (5)	104.1%	102.6%	97.7%	99.4%

Average per produced barrel (6)
Net sales	$80.78	$121.74	$74.31	$118.98
Cost of products (7)	60.32	105.44	55.87	103.68
Refinery gross margin (8)	20.46	16.30	18.44	15.30
Refinery operating expenses (9)	3.99	4.97	4.68	5.28
Net operating margin (8)	$16.47	$11.33	$13.76	$10.02

Refinery operating expenses per throughput barrel (10)	$4.06	$4.81	$4.77	$5.10

Feedstocks:
Sweet crude oil	33%	8%	31%	6%
Sour crude oil	58%	81%	58%	79%
Heavy sour crude oil	—%	1%	—%	4%
Other feedstocks and blends	9%	10%	11%	11%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	53%	55%	54%
Diesel fuels	39%	39%	38%	38%
Fuel oil	3%	4%	2%	4%
Asphalt	1%	1%	1%	1%
LPG and other	3%	3%	4%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	62,110	70,310	64,770	67,660
Refinery throughput (BPD) (2)	67,320	75,450	70,790	73,150
Refinery production (BPD) (3)	63,070	72,150	66,550	70,110
Sales of produced refined products (BPD)	59,100	76,060	62,620	73,660
Sales of refined products (BPD) (4)	64,800	78,510	68,450	76,750
Refinery utilization (5)	74.8%	84.7%	78.0%	81.5%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$81.84	$116.90	$73.33	$113.89
Cost of products (7)	60.88	99.41	55.28	97.07
Refinery gross margin (8)	20.96	17.49	18.05	16.82
Refinery operating expenses (9)	11.02	9.74	10.61	9.40
Net operating margin (8)	$9.94	$7.75	$7.44	$7.42

Refinery operating expenses per throughput barrel (10)	$9.67	$9.82	$9.39	$9.47

Feedstocks:
Sweet crude oil	42%	43%	41%	43%
Sour crude oil	—%	1%	—%	1%
Heavy sour crude oil	38%	33%	38%	32%
Black wax crude oil	12%	16%	12%	16%
Other feedstocks and blends	8%	7%	9%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	56%	54%	57%	54%
Diesel fuels	38%	32%	37%	32%
Fuel oil	2%	1%	2%	1%
Asphalt	2%	7%	2%	6%
LPG and other	2%	6%	2%	7%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	446,100	438,960	431,440	427,650
Refinery throughput (BPD) (2)	476,550	472,590	462,100	459,540
Refinery production (BPD) (3)	459,510	463,290	445,430	449,660
Sales of produced refined products (BPD)	447,670	458,670	438,200	440,970
Sales of refined products (BPD) (4)	482,300	477,410	470,010	463,150
Refinery utilization (5)	100.7%	99.1%	97.4%	96.5%

Average per produced barrel (6)
Net sales	$80.41	$118.53	$75.16	$116.13
Cost of products (7)	62.99	103.99	58.09	101.50
Refinery gross margin (8)	17.42	14.54	17.07	14.63
Refinery operating expenses (9)	5.14	5.69	5.49	5.97
Net operating margin (8)	$12.28	$8.85	$11.58	$8.66

Refinery operating expenses per throughput barrel (10)	$4.83	$5.52	$5.21	$5.73

Feedstocks:
Sweet crude oil	50%	52%	50%	52%
Sour crude oil	27%	23%	26%	22%
Heavy sour crude oil	15%	15%	15%	16%
Black wax crude oil	2%	3%	2%	3%
Other feedstocks and blends	6%	7%	7%	7%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated
Sales of produced refined products:
Gasolines	51%	48%	51%	49%
Diesel fuels	37%	36%	36%	34%
Jet fuels	4%	4%	4%	5%
Fuel oil	1%	2%	1%	2%
Asphalt	2%	3%	2%	3%
Lubricants	2%	2%	3%	2%
LPG and other	3%	5%	3%	5%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Excludes lower of cost or market inventory valuation adjustment of $135.5 million and $142.0 million for the three and six months ended June 30, 2015, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Results of Operations – Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Summary
Net income attributable to HollyFrontier stockholders for the three months ended June 30, 2015 was $360.8 million ($1.88 per basic and diluted share), a $184.4 million increase compared to $176.4 million ($0.89 per basic and diluted share) for the three months ended June 30, 2014. Net income increased due principally to a current quarter non-cash lower of cost or market inventory valuation gain of $82.7 million, net of tax, and a year-over-year increase in second quarter refining margins. Refinery gross margins for the three months ended June 30, 2015 increased to $17.42 per produced barrel from $14.54 for the three months ended June 30, 2014.

Sales and Other Revenues
Sales and other revenues decreased from $5,372.6 million for the three months ended June 30, 2014 to $3,701.9 million for the three months ended June 30, 2015 due to a year-over-year decrease in second quarter sales prices, partially offset by higher refined product sales volumes. The average sales price we received per produced barrel sold was $118.53 for the three months ended June 30, 2014 compared to $80.41 for the three months ended June 30, 2015. Sales and other revenues for the three months ended June 30, 2015 and 2014 include $15.2 million and $10.5 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 41% from $4,674.8 million for the three months ended June 30, 2014 to $2,752.0 million for the three months ended June 30, 2015, due principally to lower crude oil costs, partially offset by higher sales volumes of refined products. Additionally, this decrease reflects a $135.5 million gain attributable to the partial reversal of the $390.9 million lower of cost or market inventory reserve that was established at March 31, 2015 and a new $255.5 million lower of cost or market reserve at June 30, 2015. The reserve at June 30, 2015 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market decreased 39% from $103.99 for the three months ended June 30, 2014 to $62.99 for the three months ended June 30, 2015.

Table of Content

Gross Refinery Margins
Gross refinery margin per produced barrel increased 20% from $14.54 for the three months ended June 30, 2014 to $17.42 for the three months ended June 30, 2015. This was due to the effects of decreased crude oil and feedstock prices, partially offset by a decrease in the average per barrel sales price for refined products sold during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 9% from $271.7 million for the three months ended June 30, 2014 to $246.2 million for the three months ended June 30, 2015. This decrease is principally due to lower natural gas fuel and repair and maintenance costs compared to the same period of 2014.

General and Administrative Expenses
General and administrative expenses decreased 8% from $28.4 million for the three months ended June 30, 2014 to $26.1 million for the three months ended June 30, 2015 due principally to state high-wage credits recognized during the current year quarter.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 13% from $101.4 million for the three months ended June 30, 2014 compared to $87.8 million for the three months ended June 30, 2015. This decrease was due principally to the recognition of higher accelerated depreciation levels of assets no longer in operation during 2014.

Interest Income
Interest income for the three months ended June 30, 2015 was $0.8 million compared to $1.2 million for the three months ended June 30, 2014. This decrease was due to lower investment levels in marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $10.6 million for the three months ended June 30, 2015 compared to $10.1 million for the three months ended June 30, 2014. This increase was due to the effects of higher HEP debt levels during the current year quarter relative to the same period of 2014. For the three months ended June 30, 2015 and 2014, interest expense included $9.1 million and $8.3 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
In June 2015, we redeemed our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018 at a redemption cost of $155.2 million, at which time we recognized a $1.4 million early extinguishment loss consisting of a $5.2 million debt redemption premium, net of an unamortized premium of $3.8 million.

Income Taxes
For the three months ended June 30, 2015, we recorded income tax expense of $207.0 million compared to $101.3 million for the three months ended June 30, 2014. This increase is due principally to higher pre-tax earnings during the three months ended June 30, 2015 compared to the same period of 2014. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.7% and 35.4% for the three months ended June 30, 2015 and 2014, respectively.

Results of Operations – Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Summary
Net income attributable to HollyFrontier stockholders for the six months ended June 30, 2015 was $587.7 million ($3.03 per basic and diluted share), a $259.2 million increase compared to $328.5 million ($1.65 per basic and diluted share) for the six months ended June 30, 2014. Net income increased due principally to a current year non-cash lower of cost or market inventory valuation gain of $86.9 million, net of tax, and a year-over-year increase in refining margins and sales volumes. Refinery gross margins for the six months ended June 30, 2015 increased to $17.07 per produced barrel from $14.63 for the six months ended June 30, 2014.

Table of Content

Sales and Other Revenues
Sales and other revenues decreased 34% from $10,163.7 million for the six months ended June 30, 2014 to $6,708.5 million for the six months ended June 30, 2015 due to a year-over-year decrease in sales prices, partially offset by higher refined product sales volumes. The average sales price we received per produced barrel sold was $116.13 for the six months ended June 30, 2014 compared to $75.16 for the six months ended June 30, 2015. Sales and other revenues for the six months ended June 30, 2015 and 2014 include $32.7 million and $25.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 43% from $8,813.5 million for the six months ended June 30, 2014 to $4,996.8 million for the six months ended June 30, 2015, due principally to lower crude oil costs, partially offset by higher sales volumes of refined products. Additionally, this decrease reflects a $142.0 million gain attributable to the partial reversal of the $397.5 million lower of cost or market inventory reserve that was established in 2014 and a new $255.5 million lower of cost or market reserve at June 30, 2015. The reserve at June 30, 2015 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 43% from $101.50 for the six months ended June 30, 2014 to $58.09 for the six months ended June 30, 2015.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 17% from $14.63 for the six months ended June 30, 2014 to $17.07 for the six months ended June 30, 2015. This was due to the effects of decreased crude oil and feedstock prices, partially offset by a decrease in the average per barrel sales price for refined products sold during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 7% from $545.6 million for the six months ended June 30, 2014 to $509.8 million for the six months ended June 30, 2015 due principally to lower natural gas fuel and repair and maintenance costs compared to the same period of 2014.

General and Administrative Expenses
General and administrative expenses increased slightly from $55.3 million for the six months ended June 30, 2014 to $55.7 million for the six months ended June 30, 2015. This is attributable to overall higher incentive compensation and legal costs for the current year, net of the effects of state high-wage credits recognized during the second quarter of 2015.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 8% from $181.9 million for the six months ended June 30, 2014 to $167.8 million for the six months ended June 30, 2015. This decrease was due principally to the recognition of higher accelerated depreciation levels of assets no longer in operation during 2014.

Interest Income
Interest income for the six months ended June 30, 2015 was $1.7 million compared to $2.6 million for the six months ended June 30, 2014. This decrease was due to lower investment levels in marketable debt securities during the year-to-date period.

Interest Expense
Interest expense was $20.7 million for the six months ended June 30, 2015 compared to $22.5 million for the six months ended June 30, 2014. This decrease was due to HEP's increased utilization of lower interest rate borrowings under the HEP Credit Agreement, which it used to finance the redemption of its $150.0 million 8.25% senior notes in March 2014. For the six months ended June 30, 2015 and 2014, interest expense included $17.8 million and $18.8 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
In June 2015, we redeemed our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018 at a redemption cost of $155.2 million, at which time we recognized a $1.4 million early extinguishment loss consisting of a $5.2 million debt redemption premium, net of an unamortized premium of $3.8 million.

Table of Content

In March 2014, HEP redeemed its $150.0 million aggregate principal amount of 8.25% senior notes maturing March 2018 at a redemption cost of $156.2 million, at which time it recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and unamortized discount and financing costs of $1.5 million.

Income Taxes
For the six months ended June 30, 2015, we recorded income tax expense of $336.7 million compared to $188.9 million for the six months ended June 30, 2014. This increase was due principally to higher pre-tax earnings during the six months ended June 30, 2015 compared to the same period of 2014. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.3% and 35.1% for the six months ended June 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At June 30, 2015, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.6 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has an $850 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At June 30, 2015, HEP was in compliance with all of its covenants, had outstanding borrowings of $604.0 million and no outstanding letters of credit under the HEP Credit Agreement. In April 2015, HEP amended its credit agreement, increasing the size of the credit facility from $650 million to $850 million.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. In addition, components of our growth strategy include construction of new refinery processing units and the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow.

As of June 30, 2015, our cash, cash equivalents and investments in marketable securities totaled $626.2 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2015, we had remaining authorization to repurchase up to $734.9 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the second quarter of 2015, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $300.0 million of our outstanding common stock. In May 2015, we repurchased 5.5 million shares, representing 80% of the amount paid based on then-market prices. The final number of shares ultimately to be repurchased under the ASR, as well as the final average price paid, will be based on the volume-weighted average market price of our common stock, less a discount, over the term of the ASR. The ASR is expected to be completed in the third quarter of 2015.

Table of Content

Cash and cash equivalents decreased $334.6 million for the six months ended June 30, 2015. Net cash provided by operating activities of $569.9 million was less than the net cash used for investing and financing activities of $233.4 million and $671.2 million, respectively. Working capital decreased by $252.5 million during the six months ended June 30, 2015.

Cash Flows – Operating Activities

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net cash flows provided by operating activities were $569.9 million for the six months ended June 30, 2015 compared to $721.5 million for the six months ended June 30, 2014, a decrease of $151.6 million. Net income for the six months ended June 30, 2015 was $615.8 million, an increase of $266.7 million compared to $349.1 million for the six months ended June 30, 2014. Non-cash adjustments to net income consisting of depreciation and amortization, lower of cost or market inventory valuation adjustment, net loss of equity method investments, inclusive of distributions, gain on sale of assets, unamortized premium / discount on early extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $91.3 million for the six months ended June 30, 2015 compared to $187.3 million for the same period in 2014. Changes in working capital items decreased cash flows by $104.8 million for the six months ended June 30, 2015 compared to an increase of $190.0 million for the six months ended June 30, 2014. Additionally, for the six months ended June 30, 2015, turnaround expenditures increased to $38.1 million from $9.7 million for the same period of 2014.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net cash flows used for investing activities were $233.4 million for the six months ended June 30, 2015 compared to $194.2 million for the six months ended June 30, 2014, an increase of $39.2 million. Cash expenditures for properties, plants and equipment for the first six months of 2015 increased to $316.9 million from $244.8 million for the same period in 2014. These include HEP capital expenditures of $49.8 million and $38.8 million for the six months ended June 30, 2015 and 2014, respectively. Also for the six months ended June 30, 2015 and 2014, we invested $246.0 million and $498.1 million, respectively, in marketable securities and received proceeds of $327.3 million and $543.6 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget, which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Our appropriated capital budget for 2015 is $137.0 million including both sustaining capital and major capital projects. During 2015, we expect to spend approximately $600.0 million to $650.0 million in cash for capital projects appropriated in 2015 and prior years. This spending is comprised of $208.0 million to $225.0 million at the Woods Cross Refinery, $145.0 million to $157.0 million at the El Dorado Refinery, $97.0 million to $105.0 million at the Tulsa Refineries, $94.0 million to $102.0 million at the Cheyenne Refinery, $37.0 million to $40.0 million at the Navajo Refinery and $19.0 million to $21.0 million for miscellaneous other projects. In addition, we expect to spend approximately $45.0 million on refinery turnarounds and $27.0 million on tank work. Refinery turnaround spending is amortized over the useful life of the turnaround.

A significant portion of our current capital spending is associated with compliance-oriented capital improvements. This spending is required due to existing consent decrees (for projects including FCC unit flue gas scrubbers and tail gas treatment units), federal fuels regulations (particularly MSAT2, which mandates a reduction in the benzene content of blended gasoline), refinery waste water treatment improvements and other similar initiatives. Our refinery operations and related emissions are highly regulated at both federal and state levels, and we invest in our facilities as needed to remain in compliance with these standards. Additionally, when faced with new emissions or fuels standards, we seek to execute projects that facilitate compliance and also improve the operating costs and / or yields of associated refining processes.

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

Table of Content

Tulsa Refineries
Capital spending for the Tulsa Refineries in 2015 includes previously approved capital appropriations for numerous infrastructure upgrades, including a project to improve FCC yields. Spending on maintenance capital items and general improvements continues at an elevated level at the Tulsa Refineries due to lower maintenance capital expenditures made prior to HollyFrontier's purchase of the facilities. The Tulsa Refineries will be addressing Tier 3 compliance through a project that improves naphtha fractionation providing yield and octane enhancements.

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

Woods Cross Refinery
Engineering and construction continue on our previously announced expansion project to increase planned processing capacity to 45,000 BPSD. This project work includes new refining facilities, a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. Capital investment on the originally planned processing capacity expansion is expected to be $400.0 million. The initial phase of the expansion is expected to be completed in the fourth quarter of 2015. An additional $20.0 million to $30.0 million investment is being made to the Woods Cross Refinery to allow for greater crude slate flexibility. We believe this additional project scope will increase capacity utilization and improve overall economic returns during periods when wax crudes are in short supply.

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

Table of Content

Cash Flows – Financing Activities

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net cash flows used for financing activities were $671.2 million for the six months ended June 30, 2015 compared to $349.1 million for the six months ended June 30, 2014, an increase of $322.1 million. During the six months ended June 30, 2015, we purchased $320.1 million in common stock, paid $125.2 million in dividends and paid $155.2 million upon the redemption of our 6.875% senior notes. In addition, we paid $60.0 million to a large financial institution pursuant to an accelerated share repurchase agreement for a forward contract to purchase additional shares of our common stock. Also during this period, HEP received $254.1 million and repaid $221.1 million under the HEP Credit Agreement and paid distributions of $41.6 million to noncontrolling interests. During the six months ended June 30, 2014, we purchased $20.1 million in common stock, paid $323.1 million in dividends and recognized $3.8 million excess tax benefits on our equity-based compensation. Additionally, we received proceeds of $6.0 million for inventory repurchase obligation transactions. Also during this period, HEP received $477.1 million and repaid $297.1 million under the HEP Credit Agreement, paid $156.2 million upon the redemption of HEP's 8.25% senior notes and paid distributions of $38.5 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation
In June 2015, we redeemed our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018.

There were no other significant changes to our contractual obligations during the six months ended June 30, 2015.

HEP
In April 2015, HEP amended its credit agreement, increasing the size of the credit facility from $650 million to $850 million. The HEP Amended Credit Agreement expires in November 2018. During the six months ended June 30, 2015, HEP received net borrowings of $33.0 million resulting in $604.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2015.

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

Table of Content

At June 30, 2015, our lower of cost or market inventory valuation reserve was $255.5 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels.

Goodwill
We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of June 30, 2015, there have been no impairments to goodwill.

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

As of June 30, 2015, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Natural gas price swap - long	48,000,000	9,600,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	24,000,000	4,800,000	9,600,000	9,600,000	MMBTU
Natural gas basis spread price swap - long	17,820,000	4,020,000	6,900,000	6,900,000	MMBTU
WTI price swap - long	2,208,000	2,208,000	—	—	Barrels
Ultra-low sulfur diesel price swap - short	2,208,000	2,208,000	—	—	Barrels
WTI basis spread price swap - long	4,412,000	3,680,000	732,000	—	Barrels
NYMEX futures (WTI) - short	1,095,000	1,095,000	—	—	Barrels
Forward diesel sales	1,500,000	1,500,000	—	—	Barrels
Forward diesel purchases	1,125,000	1,125,000	—	—	Barrels

Table of Content

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2015	2014
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$8,829	$57,168

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2015, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of June 30, 2015, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of June 30, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of June 30, 2015 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HEP Senior Notes	$300,000	$295,875	$8,223

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2015, outstanding borrowings under the HEP Credit Agreement were $604.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 2.87%. For the remaining unhedged Credit Agreement borrowings of $299.0 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

At June 30, 2015, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to HollyFrontier stockholders	$360,824	$176,429	$587,700	$328,490
Add income tax provision	206,990	101,332	336,718	188,946
Add interest expense (1)	11,927	10,136	22,081	30,160
Subtract interest income	(768)	(1,184)	(1,730)	(2,589)
Add depreciation and amortization	87,803	101,390	167,815	181,938
EBITDA	$666,776	$388,103	$1,112,584	$726,945

(1) Includes loss on early extinguishment of debt of $1.4 million for the three and six months ended June 30, 2015 and $7.7 million for the six months ended June 30, 2014.

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

Table of Content

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$80.41	$118.53	$75.16	$116.13
Times sales of produced refined products (BPD)	447,670	458,670	438,200	440,970
Times number of days in period	91	91	181	181
Produced refined product sales	$3,275,740	$4,947,320	$5,961,255	$9,268,982

Total produced refined products sales	$3,275,740	$4,947,320	$5,961,255	$9,268,982
Add refined product sales from purchased products and rounding (1)	259,030	203,724	426,330	473,338
Total refined product sales	3,534,770	5,151,044	6,387,585	9,742,320
Add direct sales of excess crude oil (2)	92,659	170,634	192,928	336,041
Add other refining segment revenue (3)	59,064	40,236	95,260	58,633
Total refining segment revenue	3,686,493	5,361,914	6,675,773	10,136,994
Add HEP segment sales and other revenues	83,479	75,024	173,235	162,036
Add corporate and other revenues	151	506	369	1,621
Subtract consolidations and eliminations	(68,211)	(64,844)	(140,839)	(136,998)
Sales and other revenues	$3,701,912	$5,372,600	$6,708,538	$10,163,653

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$62.99	$103.99	$58.09	$101.50
Times sales of produced refined products (BPD)	447,670	458,670	438,200	440,970
Times number of days in period	91	91	181	181
Cost of products for produced products sold	$2,566,085	$4,340,435	$4,607,362	$8,101,280

Total cost of products for produced products sold	$2,566,085	$4,340,435	$4,607,362	$8,101,280
Add refined product costs from purchased products and rounding(1)	266,199	204,924	436,872	473,160
Total cost of refined products sold	2,832,284	4,545,359	5,044,234	8,574,440
Add crude oil cost of direct sales of excess crude oil (2)	91,461	163,831	189,191	330,114
Add other refining segment cost of products sold (4)	31,244	29,398	44,445	43,756
Total refining segment cost of products sold	2,954,989	4,738,588	5,277,870	8,948,310
Subtract consolidations and eliminations	(67,514)	(63,742)	(139,022)	(134,844)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$2,887,475	$4,674,846	$5,138,848	$8,813,466

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.14	$5.69	$5.49	$5.97
Times sales of produced refined products (BPD)	447,670	458,670	438,200	440,970
Times number of days in period	91	91	181	181
Refinery operating expenses for produced products sold	$209,393	$237,495	$435,435	$476,499

Total refinery operating expenses for produced products sold	$209,393	$237,495	$435,435	$476,499
Add other refining segment operating expenses and rounding (5)	10,843	9,777	20,570	21,381
Total refining segment operating expenses	220,236	247,272	456,005	497,880
Add HEP segment operating expenses	25,289	24,567	53,255	47,379
Add corporate and other costs	554	179	788	1,047
Subtract consolidations and eliminations	86	(364)	(287)	(686)
Operating expenses (exclusive of depreciation and amortization)	$246,165	$271,654	$509,761	$545,620

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$12.28	$8.85	$11.58	$8.66
Add average refinery operating expenses per produced barrel	5.14	5.69	5.49	5.97
Refinery gross margin per barrel	17.42	14.54	17.07	14.63
Add average cost of products per produced barrel sold	62.99	103.99	58.09	101.50
Average sales price per produced barrel sold	$80.41	$118.53	$75.16	$116.13
Times sales of produced refined products (BPD)	447,670	458,670	438,200	440,970
Times number of days in period	91	91	181	181
Produced refined products sales	$3,275,740	$4,947,320	$5,961,255	$9,268,982

Total produced refined products sales	$3,275,740	$4,947,320	$5,961,255	$9,268,982
Add refined product sales from purchased products and rounding (1)	259,030	203,724	426,330	473,338
Total refined product sales	3,534,770	5,151,044	6,387,585	9,742,320
Add direct sales of excess crude oil (2)	92,659	170,634	192,928	336,041
Add other refining segment revenue (3)	59,064	40,236	95,260	58,633
Total refining segment revenue	3,686,493	5,361,914	6,675,773	10,136,994
Add HEP segment sales and other revenues	83,479	75,024	173,235	162,036
Add corporate and other revenues	151	506	369	1,621
Subtract consolidations and eliminations	(68,211)	(64,844)	(140,839)	(136,998)
Sales and other revenues	$3,701,912	$5,372,600	$6,708,538	$10,163,653

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

While the outcome and impact on us cannot be predicted with certainty, based on advice of counsel, management believes that the resolution of these proceedings through settlement or adverse judgment will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental Matters

We are reporting the following proceedings to comply with SEC regulations which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more. Our respective subsidiaries have or will develop corrective action plans regarding these disclosures that will be implemented in consultation with the respective federal and state agencies. It is not possible to predict the ultimate outcome of these proceedings, although none are currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Cheyenne
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

Navajo
On April 27, 2015, Navajo Refining Company (“Navajo”) entered into an Agreed Compliance Order with the New Mexico Energy, Minerals and Natural Resources Department regarding violations of Discharge Permit GW-028 (issued August 22, 2012) relating to a temporary reverse osmosis (“RO”) unit installed in 2011 at the refinery. The Agreed Compliance Order resolved Navajo's past liability to the State of New Mexico and established terms that will govern discharges from the RO units until a permit modification is obtained. Navajo has filed a permit modification application that will incorporate discharges from the temporary RO unit.

Tulsa
Holly Refining & Marketing - Tulsa, LLC (“HRMT”) manufactures paraffin and hydrocarbon waxes at its Tulsa West Refinery. On March 11, 2014, the EPA issued a notice to HRMT of possible violations of certain provisions of the federal Toxic Substances Control Act in connection with the manufacture of certain of these products. HRMT and the EPA met to discuss the notice and, on June 5, 2015, the EPA transmitted a settlement proposal to HRMT with specific demands that we are currently evaluating.

Woods Cross
On January 9, 2015, the South Davis Sewer District (“Sewer District”) issued a Notice of Violation (“NOV”) to the Woods Cross Refinery with respect to alleged sewer discharge excesses at the refinery. On June 3, 2015, the refinery entered into a Settlement Agreement with the Sewer District to resolve the NOV, which required payment of a non-material penalty, purchase and installation of additional equipment, and certain other future requirements. The non-material penalty has been paid and the additional equipment is scheduled to be installed in the near future.

Table of Content

Fuels Regulation
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

Except for the additional risk factor information described below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider the risk factors discussed below and in our 2014 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

In addition, the RFS2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. The RFS2 regulations require the EPA to determine and publish the applicable annual volume and percentage standards for each compliance year by November 30 for the forthcoming year, and such blending percentages could be higher or lower than amounts estimated and accrued for in our consolidated financial statements. The future cost of RINs is difficult to estimate until such time as the EPA finalizes the applicable standards for the forthcoming compliance year. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS2 will impact our future results of operations.

Table of Content

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2015	—	$—	—	$461,518,616
May 2015 (1)	550,000	$41.87	550,000	$976,970,225
May 2015 (2)	5,533,779	$—	5,533,779	$736,970,225
June 2015	50,000	$40.76	50,000	$734,932,475
Total for April to June 2015	6,133,779		6,133,779

(1)
On May 5, 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs including $461.5 million remaining under the previously existing $500 million share repurchase program. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors.

(2)
During the second quarter of 2015, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $300.0 million of our outstanding common stock. In May 2015, we repurchased 5.5 million shares, representing 80% of the amount paid based on then-market prices. The final number of shares ultimately to be repurchased under the ASR, as well as the final average price paid, will be based on the volume-weighted average market price of our common stock, less a discount, over the term of the ASR. The ASR is expected to be completed in the third quarter of 2015, at which time the final average per share purchase price will be determined.

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

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 5, 2015	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2015	/s/ J. W. Gann, Jr.
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

10.1+
First Amendment to the HollyFrontier Corporation Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.2+
Fourth Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

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

101++
The following financial information from HollyFrontier Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.