Form 10-Q
period 2015-09-30
HollyFrontier Corp
filed 2015-11-05
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
182,905,387 shares of Common Stock, par value $.01 per share, were outstanding on October 30, 2015.

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

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“WTS” means West Texas Sour, a medium sour crude oil.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $10,856 and $2,830, respectively)	$239,731	$567,985
Marketable securities	387,053	474,110
Total cash, cash equivalents and short-term marketable securities	626,784	1,042,095
Accounts receivable: Product and transportation (HEP: $32,968 and $40,129, respectively)	495,231	507,040
Crude oil resales	27,118	82,865
	522,349	589,905
Inventories: Crude oil and refined products	899,513	920,104
Materials, supplies and other (HEP: $1,903 and $1,940, respectively)	137,511	115,027
	1,037,024	1,035,131
Income taxes receivable	—	11,719
Deferred income tax assets	48,419	—
Prepayments and other (HEP: $2,671 and $2,443, respectively)	73,097	104,148
Total current assets	2,307,673	2,782,998

Properties, plants and equipment, at cost (HEP: $1,316,492 and $1,269,161, respectively)	5,309,079	4,852,441
Less accumulated depreciation (HEP: $(284,590) and $(244,850), respectively)	(1,331,821)	(1,181,902)
	3,977,258	3,670,539
Other assets: Turnaround costs	232,324	257,153
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,781	2,331,781
Intangibles and other (HEP: $129,969 and $73,928, respectively)	222,601	188,169
	2,786,706	2,777,103
Total assets	$9,071,637	$9,230,640

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $11,236 and $17,881, respectively)	$926,625	$1,108,138
Income taxes payable	39,536	19,642
Accrued liabilities (HEP: $24,304 and $26,321, respectively)	126,292	106,214
Deferred income tax liabilities	—	17,409
Total current liabilities	1,092,453	1,251,403

Long-term debt (HEP: $951,067 and $867,579, respectively)	982,846	1,054,890
Deferred income taxes (HEP: $356 and $367, respectively)	636,437	646,870
Other long-term liabilities (HEP: $58,417 and $47,170, respectively)	178,217	176,758

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of September 30, 2015 and December 31, 2014	2,560	2,560
Additional capital	4,021,774	4,003,628
Retained earnings	3,375,226	2,778,577
Accumulated other comprehensive income	7,167	27,894
Common stock held in treasury, at cost – 70,957,479 and 59,876,776 shares as of September 30, 2015 and December 31, 2014, respectively	(1,785,559)	(1,289,075)
Total HollyFrontier stockholders’ equity	5,621,168	5,523,584
Noncontrolling interest	560,516	577,135
Total equity	6,181,684	6,100,719
Total liabilities and equity	$9,071,637	$9,230,640

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2015 and December 31, 2014. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales and other revenues	$3,585,823	$5,317,555	$10,294,361	$15,481,208
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,653,859	4,625,893	7,792,707	13,439,359
Lower of cost or market inventory valuation adjustment	225,451	—	83,425	—
	2,879,310	4,625,893	7,876,132	13,439,359
Operating expenses (exclusive of depreciation and amortization)	265,398	280,957	775,159	826,577
General and administrative expenses (exclusive of depreciation and amortization)	30,746	27,149	86,432	82,437
Depreciation and amortization	87,764	80,945	255,579	262,883
Total operating costs and expenses	3,263,218	5,014,944	8,993,302	14,611,256
Income from operations	322,605	302,611	1,301,059	869,952
Other income (expense):
Earnings (loss) of equity method investments	1,269	(1,247)	(5,907)	(2,956)
Interest income	673	1,004	2,403	3,593
Interest expense	(11,102)	(11,038)	(31,813)	(33,521)
Loss on early extinguishment of debt	—	—	(1,370)	(7,677)
Gain (loss) on sale of assets	7,228	(556)	8,867	(556)
	(1,932)	(11,837)	(27,820)	(41,117)
Income before income taxes	320,673	290,774	1,273,239	828,835
Income tax provision:
Current	215,381	91,867	509,956	294,331
Deferred	(105,315)	11,349	(63,172)	(2,169)
	110,066	103,216	446,784	292,162
Net income	210,607	187,558	826,455	536,673
Less net income attributable to noncontrolling interest	14,285	12,552	42,433	33,177
Net income attributable to HollyFrontier stockholders	$196,322	$175,006	$784,022	$503,496
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.05	$0.88	$4.09	$2.54
Diluted	$1.04	$0.88	$4.09	$2.53
Cash dividends declared per common share	$0.33	$0.82	$0.98	$2.44
Average number of common shares outstanding:
Basic	187,208	197,261	191,182	197,895
Diluted	187,344	197,535	191,282	198,096

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$210,607	$187,558	$826,455	$536,673
Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	166	(153)	217	(116)
Reclassification adjustments to net income on sale or maturity of marketable securities	—	(12)	(46)	(13)
Net unrealized gain (loss) on marketable securities	166	(165)	171	(129)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(357)	5,133	(7,590)	143,857
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(9,248)	(13,844)	(27,683)	(31,710)
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270	810	810
Net unrealized gain (loss) on hedging instruments	(9,335)	(8,441)	(34,463)	112,957
Post-retirement benefit obligations:
Loss on post-retirement healthcare plan	—	—	—	(89)
Retirement restoration plan loss reclassified to net income	—	422	—	422
Net change in post-retirement benefit obligations	—	422	—	333
Other comprehensive income (loss) before income taxes	(9,169)	(8,184)	(34,292)	113,161
Income tax expense (benefit)	(3,488)	(3,428)	(13,088)	43,694
Other comprehensive income (loss)	(5,681)	(4,756)	(21,204)	69,467
Total comprehensive income	204,926	182,802	805,251	606,140
Less noncontrolling interest in comprehensive income	14,127	13,225	41,956	33,455
Comprehensive income attributable to HollyFrontier stockholders	$190,799	$169,577	$763,295	$572,685

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$826,455	$536,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,579	262,883
Lower of cost or market inventory valuation adjustment	83,425	—
Net loss of equity method investments, inclusive of distributions	8,282	5,268
(Gain) loss on sale of assets	(8,619)	556
(Gain) loss on early extinguishment of debt attributable to unamortized premium / discount	(3,788)	1,489
Deferred income taxes	(63,172)	(2,169)
Equity-based compensation expense	21,928	20,728
Change in fair value – derivative instruments	17,861	(12,199)
(Increase) decrease in current assets:
Accounts receivable	68,021	8,530
Inventories	(85,318)	(225,698)
Income taxes receivable	11,719	76,488
Prepayments and other	(8,312)	24,719
Increase (decrease) in current liabilities:
Accounts payable	(203,289)	109,912
Income taxes payable	19,894	—
Accrued liabilities	13,503	27,327
Turnaround expenditures	(55,905)	(32,236)
Other, net	5,077	3,662
Net cash provided by operating activities	903,341	805,933

Cash flows from investing activities:
Additions to properties, plants and equipment	(416,611)	(307,476)
Additions to properties, plants and equipment – HEP	(57,286)	(61,657)
Purchase of equity method investment - HEP	(54,641)	—
Proceeds from sale of assets	15,831	14,711
Purchases of marketable securities	(402,984)	(762,224)
Sales and maturities of marketable securities	490,251	863,769
Other, net	—	5,021
Net cash used for investing activities	(425,440)	(247,856)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	443,000	538,600
Repayments under credit agreement – HEP	(360,000)	(346,600)
Redemption of senior notes	(155,156)	—
Redemption of senior notes – HEP	—	(156,188)
Purchase of treasury stock	(481,766)	(133,150)
Dividends	(187,372)	(485,766)
Distributions to noncontrolling interest	(61,366)	(58,473)
Excess tax benefit from equity-based compensation	—	4,482
Other, net	(3,495)	(5,059)
Net cash used for financing activities	(806,155)	(642,154)

Cash and cash equivalents:
Decrease for the period	(328,254)	(84,077)
Beginning of period	567,985	940,103
End of period	$239,731	$856,026

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40,608	$45,672
Income taxes	$484,516	$222,488

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of September 30, 2015, we:

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

•
owned a 39% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.'s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a 427-mile, 12-inch refined products pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and North Las Vegas areas (the “UNEV Pipeline”); a 50% interest in Frontier Pipeline Company, which owns a 289-mile crude oil pipeline from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline"); and a 25% interest in SLC Pipeline LLC (the “SLC Pipeline”), which owns a 95-mile intrastate pipeline system that serves refineries in the Salt Lake City area.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2015, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and consolidated cash flows for the nine months ended September 30, 2015 and 2014 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 that has been filed with the SEC.

Our results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2015.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.3 million at September 30, 2015 and $2.4 million at December 31, 2014.

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

Goodwill: We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of September 30, 2015, there have been no impairments to goodwill.

We performed our annual goodwill impairment testing as of July 1, 2015, which entailed an assessment of our reporting unit fair values relative to their respective carrying values that were derived using a combination of both income and market approaches. Our income approach utilizes the discounted future expected cash flows. Our market approach, which includes both the guideline public company and guideline transaction methods, utilizes pricing multiples derived from historical market transactions of other like-kind assets. Our discounted cash flows reflect estimates of future cash flows based on both historical and forward crack-spreads, forecasted production levels, operating costs and capital expenditures. Our goodwill is allocated by reporting unit as follows: El Dorado, $1.7 billion; Cheyenne, $0.3 billion; and HEP, $0.3 billion. Based on our testing as of July 1, 2015, the fair value of our Cheyenne reporting unit exceeded its carrying cost by approximately 8%. The fair value of our El Dorado and HEP reporting units substantially exceeded their respective carrying values. As of September 30, 2015, there have been no impairments to goodwill.

Historically, the refining industry has experienced significant fluctuations in operating results over an extended business cycle including changes in prices of crude oil and refined products, changes in operating costs including natural gas and higher costs of complying with government regulations. It is reasonably possible that at some future downturn in refining operations that the goodwill related to our Cheyenne Refinery will be determined to be impaired. Such impairment charges could be material.

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

As of September 30, 2015, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore we consolidate HEP. See Note 16 for supplemental guarantor/non-guarantor financial information, including HEP balances included in these consolidated financial statements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 82% of HEP’s total revenues for the nine months ended September 30, 2015. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Frontier Pipeline Transaction
On August 31, 2015, HEP purchased a 50% interest in Frontier Pipeline Company, owner of the Frontier Pipeline, from an affiliate of Enbridge, Inc. for $54.6 million. Frontier Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P., which owns the remaining 50% interest. The 289-mile crude oil pipeline, which runs from Casper, Wyoming to Frontier Station, Utah, has a 72,000 barrels per day capacity. The Frontier Pipeline supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

El Dorado Asset Transaction
On November 1, 2015, HEP acquired from us newly constructed naphtha fractionation and hydrogen generation units at our El Dorado Refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments that provide minimum annualized payments to HEP of $15.3 million.

Transportation Agreements
HEP serves our refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 through 2026. Under these agreements, we pay HEP fees to transport, store and throughput volumes of refined product and crude oil on HEP's pipeline and terminal, tankage and loading rack facilities that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of September 30, 2015, these agreements result in minimum annualized payments to HEP of $236.6 million.

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

The carrying amounts and estimated fair values of investments in marketable securities, derivative instruments and senior notes at September 30, 2015 and December 31, 2014 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2015
Assets:
Marketable securities	$387,053	$387,053	$—	$387,053	$—
NYMEX futures contracts	5,064	5,064	5,064	—	—
Commodity price swaps	113,956	113,956	—	113,956	—
Forward contracts	2,496	2,496	—	2,496	—
Total assets	$508,569	$508,569	$5,064	$503,505	$—

Liabilities:
Commodity price swaps	$140,194	$140,194	$—	$140,194	$—
HEP senior notes	297,067	288,000	—	288,000	—
HEP interest rate swaps	834	834	—	834	—
Total liabilities	$438,095	$429,028	$—	$429,028	$—

December 31, 2014
Assets:
Marketable securities	$474,110	$474,110	$—	$474,110	$—
NYMEX futures contracts	17,619	17,619	17,619	—	—
Commodity price swaps	208,296	208,296	—	208,296	—
HEP interest rate swaps	1,019	1,019	—	1,019	—
Total assets	$701,044	$701,044	$17,619	$683,425	$—

Liabilities:
Commodity price swaps	$196,897	$196,897	$—	$196,897	$—
HollyFrontier senior notes	154,144	155,250	—	155,250	—
HEP senior notes	296,579	291,000	—	291,000	—
HEP interest rate swaps	1,065	1,065	—	1,065	—
Total liabilities	$648,685	$644,212	$—	$644,212	$—

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
Level 3 Financial Instruments	2015	2014	2015	2014
	(In thousands)
Liability balance at beginning of period	$—	$(75,637)	$—	$(35,318)
Change in fair value:
Recognized in other comprehensive income	—	178,511	3,852	65,816
Recognized in cost of products sold	—	11,085	—	12,970
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	—	6,202	(3,852)	80,476
Recognized in cost of products sold	—	(4,251)	—	(8,034)
Asset balance at end of period	$—	$115,910	$—	$115,910

NOTE 4:	Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$196,322	$175,006	$784,022	$503,496
Participating securities' share in earnings	567	471	2,245	1,416
Net income attributable to common shares	$195,755	$174,535	$781,777	$502,080
Average number of shares of common stock outstanding	187,208	197,261	191,182	197,895
Effect of dilutive variable restricted shares and performance share units (1)	136	274	100	201
Average number of shares of common stock outstanding assuming dilution	187,344	197,535	191,282	198,096
Basic earnings per share	$1.05	$0.88	$4.09	$2.54
Diluted earnings per share	$1.04	$0.88	$4.09	$2.53
(1) Excludes anti-dilutive restricted and performance share units of:	263	195	335	214

NOTE 5:	Stock-Based Compensation

As of September 30, 2015, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $6.4 million and $6.0 million for the three months ended September 30, 2015 and 2014, respectively, and $18.9 million and $18.2 million for the nine months ended September 30, 2015 and 2014, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $1.3 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $3.0 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the nine months ended September 30, 2015 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2015 (non-vested)	669,777	$44.12
Granted	12,969	40.33
Vesting (transfer/conversion to common stock)	(8,699)	44.08
Forfeited	(16,166)	43.83
Outstanding at September 30, 2015 (non-vested)	657,881	$44.05	$31,920

For the nine months ended September 30, 2015, 8,699 restricted stock and restricted stock units vested having a grant date fair value of $0.4 million. As of September 30, 2015, there was $9.8 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of September 30, 2015, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 33% of target amounts.

A summary of performance share unit activity and changes during the nine months ended September 30, 2015 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2015 (non-vested)	725,054
Granted	4,242
Forfeited	(27,131)
Outstanding at September 30, 2015 (non-vested)	702,165

As of September 30, 2015, there was $12.4 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $43.68 per unit. That cost is expected to be recognized over a weighted-average period of 1.3 years.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at September 30, 2015 consisted of cash, cash equivalents and investments in marketable securities.

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

The following is a summary of our marketable securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
September 30, 2015
Certificates of deposit	$5,999	$4	$—	$6,003
Commercial paper	58,299	21	—	58,320
Corporate debt securities	86,657	13	(31)	86,639
State and political subdivisions debt securities	236,075	58	(42)	236,091
Total marketable securities	$387,030	$96	$(73)	$387,053

December 31, 2014
Certificates of deposit	$54,000	$10	$—	$54,010
Commercial paper	52,297	7	(4)	52,300
Corporate debt securities	136,181	1	(94)	136,088
State and political subdivisions debt securities	231,819	5	(112)	231,712
Total marketable securities	$474,297	$23	$(210)	$474,110

Interest income recognized on our marketable securities was $0.5 million for both the three months ended September 30, 2015 and 2014, and $1.4 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 7:	Inventories

Inventory consists of the following components:

	September 30, 2015	December 31, 2014
	(In thousands)
Crude oil	$540,992	$581,592
Other raw materials and unfinished products(1)	175,468	204,467
Finished products(2)	663,956	531,523
Lower of cost or market reserve	(480,903)	(397,478)
Process chemicals(3)	7,275	4,028
Repair and maintenance supplies and other	130,236	110,999
Total inventory	$1,037,024	$1,035,131

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $480.9 million and $397.5 million at September 30, 2015 and December 31, 2014, respectively. The December 31, 2014 market reserve of $397.5 million was reversed due to the sale of inventory quantities that gave rise to the 2014 reserve. A new market reserve of $480.9 million was established as of September 30, 2015 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a $225.5 million and $83.4 million increase to cost of products sold for the three and nine months ended September 30, 2015, respectively.

NOTE 8:	Environmental

Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. We have ongoing investigations of environmental matters at various locations as part of our assessment process to determine the amount of environmental obligation we may have, if any, with respect to these matters for which we have recorded the estimated cost of the studies. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates are undiscounted and require judgment with respect to costs, time frame and extent of required remedial and cleanup activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

We expensed $3.0 million and zero for the three months ended September 30, 2015 and 2014, respectively, and $7.6 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $103.7 million and $104.5 million at September 30, 2015 and December 31, 2014, respectively, of which $84.0 million and $81.8 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At September 30, 2015, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $6.0 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has an $850 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At September 30, 2015, HEP was in compliance with all of its covenants, had outstanding borrowings of $654.0 million and no outstanding letters of credit under the HEP Credit Agreement. In April 2015, HEP amended its credit agreement, increasing the size of the credit facility from $650 million to $850 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
6.875% Senior Notes
Principal	$—	$150,000
Unamortized premium	—	4,144
	—	154,144
Financing Obligation	31,779	33,167

Total HollyFrontier long-term debt	31,779	187,311

HEP Credit Agreement	654,000	571,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(2,933)	(3,421)
	297,067	296,579

Total HEP long-term debt	951,067	867,579

Total long-term debt	$982,846	$1,054,890

We capitalized interest attributable to construction projects of $0.1 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, and $5.5 million and $9.0 million for the nine months ended September 30, 2015 and 2014, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended September 30, 2015
Change in fair value	$430	Sales and other revenues	$57,513
Gain reclassified to earnings due to settlements	(9,774)	Cost of products sold	(44,023)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(3,986)	Cost of products sold	$638
Total	$(9,074)		$9,504		$638

Three Months Ended September 30, 2014
Change in fair value	$4,580	Sales and other revenues	$(6,202)	Sales and other revenues	$1,498
Gain reclassified to earnings due to settlements	(14,400)	Cost of products sold	20,776	Cost of products sold	(6,189)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(444)	Operating expenses	(99)
Total	$(9,550)		$14,130		$(4,790)

Nine Months Ended September 30, 2015
Change in fair value	$(5,217)	Sales and other revenues	$156,445	Sales and other revenues	$(274)
Gain reclassified to earnings due to settlements	(29,268)	Cost of products sold	(115,756)	Cost of products sold	4,376
Amortization of discontinued hedge reclassified to earnings	810	Operating expenses	(12,231)	Operating expenses	547
Total	$(33,675)		$28,458		$4,649

Nine Months Ended September 30, 2014
Change in fair value	$145,046	Sales and other revenues	$(80,475)	Sales and other revenues	$1,498
Gain reclassified to earnings due to settlements	(33,357)	Cost of products sold	111,217	Cost of products sold	(6,189)
Amortization of discontinued hedge reclassified to earnings	810	Operating expenses	1,805	Operating expenses	(905)
Total	$112,499		$32,547		$(5,596)

As of September 30, 2015, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted purchases of natural gas and crude oil and sales of refined products:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Natural gas - long	21,600,000	2,400,000	9,600,000	9,600,000	MMBTU
WTI crude oil - long	2,760,000	2,760,000	—	—	Barrels
Ultra-low sulfur diesel - short	2,760,000	2,760,000	—	—	Barrels
Forward diesel sales	225,000	225,000	—	—	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 21,600,000 MMBTU's to be purchased ratably through 2017. As of September 30, 2015, we have an unrealized loss of $2.4 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss) Recognized in Income	2015	2014	2015	2014
	(In thousands)
Cost of products sold	$13,872	$27,773	$41,445	$3,367
Operating expenses	(6,528)	3	(7,072)	(185)
Total	$7,344	$27,776	$34,373	$3,182

As of September 30, 2015, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Commodity price swap (crude basis spread) - long	5,866,000	1,840,000	4,026,000	—	Barrels
Commodity price swap (natural gas basis spread) - long	22,626,000	2,010,000	10,308,000	10,308,000	MMBTU
Commodity price swap (natural gas) - long	21,600,000	2,400,000	9,600,000	9,600,000	MMBTU
Commodity price swap (natural gas) - short	21,600,000	2,400,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	1,760,000	1,083,000	677,000	—	Barrels
Physical contract - short	150,000	150,000	—	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2015, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2015, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended September 30, 2015
Interest rate swaps
Change in fair value	$(787)
Loss reclassified to earnings due to settlements	526	Interest expense	$(526)
Total	$(261)		$(526)

Three Months Ended September 30, 2014
Interest rate swaps
Change in fair value	$553
Loss reclassified to earnings due to settlements	556	Interest expense	$(556)
Total	$1,109		$(556)

Nine Months Ended September 30, 2015
Interest rate swaps
Change in fair value	$(2,373)
Loss reclassified to earnings due to settlements	1,585	Interest expense	$(1,585)
Total	$(788)		$(1,585)

Nine Months Ended September 30, 2014
Interest rate swaps
Change in fair value	$(1,189)
Loss reclassified to earnings due to settlements	1,647	Interest expense	$(1,647)
Total	$458		$(1,647)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2015
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$55,850	$(51,209)	$4,641	$41,721	$(14,851)	$26,870
Forward contracts	2,496	—	2,496	—	—	—
Interest rate swap contracts	—	—	—	834	—	834
	$58,346	$(51,209)	$7,137	$42,555	$(14,851)	$27,704

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$15,781	$(13,539)	$2,242	$33,841	$(27,590)	$6,251
NYMEX futures contracts	5,064	—	5,064	—	—	—
	$20,845	$(13,539)	$7,306	$33,841	$(27,590)	$6,251

Total net balance			$14,443			$33,955

Balance sheet classification:				Accrued liabilities		$6,575
	Prepayment and other		$14,443	Other long-term liabilities		27,380
			$14,443			$33,955

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2014
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$173,658	$(142,115)	$31,543	$21,441	$—	$21,441
Interest rate swap contracts	1,019	—	1,019	1,065	—	1,065
	$174,677	$(142,115)	$32,562	$22,506	$—	$22,506

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$17,630	$(12,942)	$4,688	$20,398	$(17,007)	$3,391
NYMEX futures contracts	17,619	—	17,619	—	—	—
	$35,249	$(12,942)	$22,307	$20,398	$(17,007)	$3,391

Total net balance			$54,869			$25,897

Balance sheet classification:	Prepayment and other		$53,850
	Intangibles and other		1,019	Other long-term liabilities		$25,897
			$54,869			$25,897

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At September 30, 2015, we had a pre-tax net unrealized loss of $22.5 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized gain of $0.7 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the nine months ended September 30, 2015 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$5,523,584	$577,135	$6,100,719
Net income	784,022	42,433	826,455
Dividends	(187,372)	—	(187,372)
Distributions to noncontrolling interest holders	—	(61,366)	(61,366)
Other comprehensive loss, net of tax	(20,727)	(477)	(21,204)
Equity-based compensation	18,905	3,023	21,928
Tax attributable to equity-based compensation	(1,020)	—	(1,020)
Purchase of treasury stock (1)	(496,224)	—	(496,224)
Purchase of HEP units for restricted grants	—	(247)	(247)
Other	—	15	15
Balance at September 30, 2015	$5,621,168	$560,516	$6,181,684

(1)	Includes 3,030 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2015, we had remaining authorization to repurchase up to $559.0 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the second quarter of 2015, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $300.0 million of our outstanding common stock. In May 2015 (at inception), we acquired 5.5 million shares, representing 80% of the amount paid based on then-market prices. The ASR was completed in September 2015, at which time we acquired an additional 1.2 million shares upon settlement. The final market purchase price per share averaged $44.81, which was based on the volume-weighted average market purchase price of our common stock, less a discount, over the term of the ASR.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2015
Net unrealized gain on marketable securities	$166	$64	$102
Net unrealized loss on hedging instruments	(9,335)	(3,552)	(5,783)
Other comprehensive loss	(9,169)	(3,488)	(5,681)
Less other comprehensive loss attributable to noncontrolling interest	(158)	—	(158)
Other comprehensive loss attributable to HollyFrontier stockholders	$(9,011)	$(3,488)	$(5,523)

Three Months Ended September 30, 2014
Net unrealized loss on marketable securities	$(165)	$(64)	$(101)
Net unrealized loss on hedging instruments	(8,441)	(3,527)	(4,914)
Net change in post-retirement benefit obligations	422	163	259
Other comprehensive loss	(8,184)	(3,428)	(4,756)
Less other comprehensive income attributable to noncontrolling interest	673	—	673
Other comprehensive income attributable to HollyFrontier stockholders	$(8,857)	$(3,428)	$(5,429)

Nine Months Ended September 30, 2015
Net unrealized gain on marketable securities	$171	$66	$105
Net unrealized loss on hedging instruments	(34,463)	(13,154)	(21,309)
Other comprehensive loss	(34,292)	(13,088)	(21,204)
Less other comprehensive loss attributable to noncontrolling interest	(477)	—	(477)
Other comprehensive loss attributable to HollyFrontier stockholders	$(33,815)	$(13,088)	$(20,727)

Nine Months Ended September 30, 2014
Net unrealized loss on marketable securities	$(129)	$(50)	$(79)
Net unrealized gain on hedging instruments	112,957	43,616	69,341
Net change in pension and other post-retirement benefit obligations	333	128	205
Other comprehensive income	113,161	43,694	69,467
Less other comprehensive income attributable to noncontrolling interest	278	—	278
Other comprehensive income attributable to HollyFrontier stockholders	$112,883	$43,694	$69,189

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended September 30,
	2015	2014

Marketable securities	$—	$12	Interest income
	—	5	Income tax expense
	—	7	Net of tax

Hedging instruments:
Commodity price swaps	57,513	(6,202)	Sales and other revenues
	(44,023)	20,776	Cost of products sold
	(3,986)	(444)	Operating expenses
Interest rate swaps	(526)	(556)	Interest expense
	8,978	13,574
	3,598	5,384	Income tax expense
	5,380	8,190	Net of tax
	319	337	Noncontrolling interest
	5,699	8,527	Net of tax and noncontrolling interest

Retirement restoration plan	—	(422)	General and administrative expenses
	—	(163)	Income tax benefit
	—	(259)	Net of tax

Total reclassifications for the period	$5,699	$8,275

	Nine Months Ended September 30,
	2015	2014

Marketable securities	$4	$13	Interest income
	42	—	Gain on sale of assets
	46	13
	18	5	Income tax expense
	28	8	Net of tax

Hedging instruments:
Commodity price swaps	156,445	(80,475)	Sales and other revenues
	(115,756)	111,217	Cost of products sold
	(12,231)	1,805	Operating expenses
Interest rate swaps	(1,585)	(1,647)	Interest expense
	26,873	30,900
	10,772	12,345	Income tax expense
	16,101	18,555	Net of tax
	961	998	Noncontrolling interest
	17,062	19,553	Net of tax and noncontrolling interest

Retirement restoration plan	—	(422)	General and administrative expenses
	—	(163)	Income tax benefit
	—	(259)	Net of tax

Total reclassifications for the period	$17,090	$19,302

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	September 30, 2015	December 31, 2014
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$20,689	$20,689
Unrealized loss on marketable securities	20	(85)
Unrealized gain (loss) on hedging instruments, net of noncontrolling interest	(13,542)	7,290
Accumulated other comprehensive income	$7,167	$27,894

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 13:	Post-retirement Plans

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Service cost – benefit earned during the period	$424	$224	$1,272	$672
Interest cost on projected benefit obligations	205	159	615	478
Amortization of prior service credit	(871)	(1,074)	(2,613)	(3,222)
Amortization of net loss	46	—	138	—
Net periodic post-retirement credit	$(196)	$(691)	$(588)	$(2,072)

Additionally, we had a program that provided transition benefit payments to certain employees that participated in a previously terminated defined benefit plan. The program extended through 2014 and provided payments subsequent to year-end provided the employee was employed by us on the last day of each year. The payments are based on each employee's years of service and eligible salary. Transition benefit costs under this program were $2.6 million for the three months ended September 30, 2014 and $8.1 million for the nine months ended September 30, 2014. In March 2015, we paid all remaining amounts owed to plan participants of $11.0 million.

NOTE 14:	Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. The EPA has not yet finalized the 2014 nor the 2015 percentage standards under its RFS2 program. In May 2015, the EPA revised the estimate of 2014 and 2015 percentage standards under its RFS2 program. Accordingly, in the second quarter of 2015, we recorded a $4.1 million reduction of amounts accrued through December 2014.

In the third quarter of 2015, the EPA issued a memorandum stating they had made a mistake in their May 2015 estimate that they intend to correct when the 2014 percentage standards are finalized. We recorded a $5.2 million increase to expense during the three months ended September 30, 2015 based on this memorandum. The estimated quantity of renewable fuels or RINs that we are required to purchase and that have been accrued for as of September 30, 2015 and December 31, 2014, as well as for the nine months and year then ended, are based on quantities proposed by the EPA as revised in May 2015. The EPA has indicated that it expects to finalize the 2014 and 2015 percentage requirements in November 2015 that are expected to reflect increases to the previous provisional amounts. Such amounts are not expected to be material.

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

The HEP segment includes all of the operations of HEP, which owns and operates logistics assets consisting of petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. The HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP) and a 50% and 25% ownership interest in the Frontier Pipeline and the SLC Pipeline, respectively. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014.

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2015
Sales and other revenues	$3,571,192	$88,389	$104	$(73,862)	$3,585,823
Depreciation and amortization	$68,976	$15,919	$3,076	$(207)	$87,764
Income (loss) from operations	$310,810	$43,702	$(31,296)	$(611)	$322,605
Capital expenditures	$147,641	$7,473	$1,870	$—	$156,984

Three Months Ended September 30, 2014
Sales and other revenues	$5,303,053	$82,141	$181	$(67,820)	$5,317,555
Depreciation and amortization	$63,109	$15,078	$2,965	$(207)	$80,945
Income (loss) from operations	$292,132	$39,341	$(28,313)	$(549)	$302,611
Capital expenditures	$98,115	$22,875	$3,374	$—	$124,364

Nine Months Ended September 30, 2015
Sales and other revenues	$10,246,965	$261,624	$473	$(214,701)	$10,294,361
Depreciation and amortization	$202,686	$44,869	$8,645	$(621)	$255,579
Income (loss) from operations	$1,261,024	$128,746	$(86,984)	$(1,727)	$1,301,059
Capital expenditures	$405,738	$57,286	$10,873	$—	$473,897

Nine Months Ended September 30, 2014
Sales and other revenues	$15,440,047	$244,177	$1,802	$(204,818)	$15,481,208
Depreciation and amortization	$210,490	$45,739	$7,275	$(621)	$262,883
Income (loss) from operations	$835,555	$117,670	$(81,670)	$(1,603)	$869,952
Capital expenditures	$290,392	$61,657	$17,084	$—	$369,133

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
September 30, 2015
Cash, cash equivalents and total investments in marketable securities	$62	$10,856	$615,866	$—	$626,784
Total assets	$7,122,334	$1,499,260	$753,619	$(303,576)	$9,071,637
Long-term debt	$—	$951,067	$31,779	$—	$982,846

December 31, 2014
Cash, cash equivalents and total investments in marketable securities	$88	$2,830	$1,039,177	$—	$1,042,095
Total assets	$6,965,245	$1,434,572	$1,150,865	$(320,042)	$9,230,640
Long-term debt	$—	$867,579	$187,311	$—	$1,054,890

HEP segment revenues from external customers were $14.7 million for both the three months ended September 30, 2015 and 2014, and $47.4 million and $40.4 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Any borrowings pursuant to the HollyFrontier Credit Agreement are recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries (“Guarantor Restricted Subsidiaries”). HEP, in which we have a 39% ownership interest at September 30, 2015, and its subsidiaries (collectively, “Non-Guarantor Non-Restricted Subsidiaries”), and certain of our other subsidiaries (“Non-Guarantor Restricted Subsidiaries”) have not guaranteed these obligations.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
September 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$228,849	$—	$26	$—	$228,875	$10,856	$—	$239,731
Marketable securities	387,053	—	—	—	387,053	—	—	387,053
Accounts receivable, net	3,542	516,964	2,775	—	523,281	32,968	(33,900)	522,349
Intercompany accounts receivable	—	1,037,776	466,155	(1,503,931)	—	—	—	—
Inventories	—	1,035,121	—	—	1,035,121	1,903	—	1,037,024
Deferred income tax assets	48,419	—	—	—	48,419	—	—	48,419
Prepayments and other	8,222	69,150	—	—	77,372	2,671	(6,946)	73,097
Total current assets	676,085	2,659,011	468,956	(1,503,931)	2,300,121	48,398	(40,846)	2,307,673

Properties, plants and equip, net	33,404	3,160,133	941	—	3,194,478	1,031,902	(249,122)	3,977,258
Investment in subsidiaries	7,199,848	361,459	—	(7,561,307)	—	—	—	—
Intangibles and other assets	26,713	2,345,298	25,000	(25,000)	2,372,011	418,960	(4,265)	2,786,706
Total assets	$7,936,050	$8,525,901	$494,897	$(9,090,238)	$7,866,610	$1,499,260	$(294,233)	$9,071,637

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,350	$930,939	$—	$—	$949,289	$11,236	$(33,900)	$926,625
Intercompany accounts payable	1,503,931	—	—	(1,503,931)	—	—	—	—
Income tax payable	39,536	—	—	—	39,536	—	—	39,536
Accrued liabilities	51,481	55,720	1,733	—	108,934	24,304	(6,946)	126,292
Total current liabilities	1,613,298	986,659	1,733	(1,503,931)	1,097,759	35,540	(40,846)	1,092,453

Long-term debt	25,000	31,779	—	(25,000)	31,779	951,067	—	982,846
Liability to HEP	—	224,195	—	—	224,195	—	(224,195)	—
Deferred income tax liabilities	636,081	—	—	—	636,081	356	—	636,437
Other long-term liabilities	41,790	83,420	—	—	125,210	58,417	(5,410)	178,217

Investment in HEP	—	—	131,705	—	131,705	—	(131,705)	—
Equity – HollyFrontier	5,619,881	7,199,848	361,459	(7,561,307)	5,619,881	359,136	(357,849)	5,621,168
Equity – noncontrolling interest	—	—	—	—	—	94,744	465,772	560,516
Total liabilities and equity	$7,936,050	$8,525,901	$494,897	$(9,090,238)	$7,866,610	$1,499,260	$(294,233)	$9,071,637

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$107	$3,571,188	$1	$—	$3,571,296	$88,389	$(73,862)	$3,585,823
Operating costs and expenses:
Cost of products sold	—	2,726,848	—	(91)	2,726,757	—	(72,898)	2,653,859
Lower of cost or market inventory valuation adjustment	—	225,451	—	—	225,451	—	—	225,451
Operating expenses	—	239,653	—	796	240,449	25,095	(146)	265,398
General and administrative	27,084	680	14	(705)	27,073	3,673	—	30,746
Depreciation and amortization	2,861	72,584	8	—	75,453	15,919	(3,608)	87,764
Total operating costs and expenses	29,945	3,265,216	22	—	3,295,183	44,687	(76,652)	3,263,218
Income (loss) from operations	(29,838)	305,972	(21)	—	276,113	43,702	2,790	322,605
Other income (expense):
Earnings (loss) of equity method investments	336,756	22,006	21,799	(358,762)	21,799	1,269	(21,799)	1,269
Interest income (expense)	(998)	1,740	219	—	961	(9,106)	(2,284)	(10,429)
Gain on sale of assets	16	7,036	—	—	7,052	176	—	7,228
	335,774	30,782	22,018	(358,762)	29,812	(7,661)	(24,083)	(1,932)
Income before income taxes	305,936	336,754	21,997	(358,762)	305,925	36,041	(21,293)	320,673
Income tax provision	109,997	—	—	—	109,997	69	—	110,066
Net income	195,939	336,754	21,997	(358,762)	195,928	35,972	(21,293)	210,607
Less net income attributable to noncontrolling interest	—	—	(9)	—	(9)	831	13,463	14,285
Net income attributable to HollyFrontier stockholders	$195,939	$336,754	$22,006	$(358,762)	$195,937	$35,141	$(34,756)	$196,322
Comprehensive income attributable to HollyFrontier stockholders	$190,414	$327,419	$21,903	$(349,322)	$190,414	$35,038	$(34,653)	$190,799

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$103	$5,303,131	$—	$—	$5,303,234	$82,141	$(67,820)	$5,317,555
Operating costs and expenses:
Cost of products sold	—	4,692,587	—	—	4,692,587	—	(66,694)	4,625,893
Operating expenses	—	255,871	—	—	255,871	25,456	(370)	280,957
General and administrative	24,904	530	36	(587)	24,883	2,266	—	27,149
Depreciation and amortization	2,055	66,832	—	587	69,474	15,078	(3,607)	80,945
Total operating costs and expenses	26,959	5,015,820	36	—	5,042,815	42,800	(70,671)	5,014,944
Income (loss) from operations	(26,856)	287,311	(36)	—	260,419	39,341	2,851	302,611
Other income (expense):
Earnings (loss) of equity method investments	305,736	17,021	19,040	(324,884)	16,913	880	(19,040)	(1,247)
Interest income (expense)	(1,227)	1,962	144	—	879	(8,585)	(2,328)	(10,034)
Loss on sale of assets	—	(556)	—	—	(556)	—	—	(556)
	304,509	18,427	19,184	(324,884)	17,236	(7,705)	(21,368)	(11,837)
Income before income taxes	277,653	305,738	19,148	(324,884)	277,655	31,636	(18,517)	290,774
Income tax provision	103,174	—	—	—	103,174	42	—	103,216
Net income	174,479	305,738	19,148	(324,884)	174,481	31,594	(18,517)	187,558
Less net income attributable to noncontrolling interest	—	—	—	—	—	1,509	11,043	12,552
Net income attributable to HollyFrontier stockholders	$174,479	$305,738	$19,148	$(324,884)	$174,481	$30,085	$(29,560)	$175,006
Comprehensive income attributable to HollyFrontier stockholders	$169,050	$296,622	$19,584	$(316,206)	$169,050	$30,520	$(29,993)	$169,577

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$381	$10,247,056	$1	$—	$10,247,438	$261,624	$(214,701)	$10,294,361
Operating costs and expenses:
Cost of products sold	—	8,004,718	—	(91)	8,004,627	—	(211,920)	7,792,707
Lower of cost or market inventory valuation adjustment	—	83,425	—	—	83,425	—	—	83,425
Operating expenses	—	696,446	—	796	697,242	78,350	(433)	775,159
General and administrative	75,716	1,666	96	(705)	76,773	9,659	—	86,432
Depreciation and amortization	7,769	213,628	24	—	221,421	44,869	(10,711)	255,579
Total operating costs and expenses	83,485	8,999,883	120	—	9,083,488	132,878	(223,064)	8,993,302
Income (loss) from operations	(83,104)	1,247,173	(119)	—	1,163,950	128,746	8,363	1,301,059
Other income (expense):
Earnings (loss) of equity method investments	1,314,982	54,375	62,416	(1,377,898)	53,875	2,634	(62,416)	(5,907)
Interest income (expense)	(1,835)	5,707	593	—	4,465	(26,926)	(6,949)	(29,410)
Loss on early extinguishment of debt	(1,370)	—	—	—	(1,370)	—	—	(1,370)
Gain on sale of assets	736	7,725	—	—	8,461	406	—	8,867
	1,312,513	67,807	63,009	(1,377,898)	65,431	(23,886)	(69,365)	(27,820)
Income before income taxes	1,229,409	1,314,980	62,890	(1,377,898)	1,229,381	104,860	(61,002)	1,273,239
Income tax provision	446,678	—	—	—	446,678	106	—	446,784
Net income	782,731	1,314,980	62,890	(1,377,898)	782,703	104,754	(61,002)	826,455
Less net income attributable to noncontrolling interest	—	—	(26)	—	(26)	6,601	35,858	42,433
Net income attributable to HollyFrontier stockholders	$782,731	$1,314,980	$62,916	$(1,377,898)	$782,729	$98,153	$(96,860)	$784,022
Comprehensive income attributable to HollyFrontier stockholders	$762,002	$1,280,517	$62,606	$(1,343,123)	$762,002	$97,843	$(96,550)	$763,295

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$383	$15,440,531	$935	$—	$15,441,849	$244,177	$(204,818)	$15,481,208
Operating costs and expenses:
Cost of products sold	—	13,640,897	—	—	13,640,897	—	(201,538)	13,439,359
Operating expenses	—	754,798	—	—	754,798	72,835	(1,056)	826,577
General and administrative	70,354	4,038	112	—	74,504	7,933	—	82,437
Depreciation and amortization	5,855	221,999	—	—	227,854	45,739	(10,710)	262,883
Total operating costs and expenses	76,209	14,621,732	112	—	14,698,053	126,507	(213,304)	14,611,256
Income (loss) from operations	(75,826)	818,799	823	—	743,796	117,670	8,486	869,952
Other income (expense):
Earnings (loss) of equity method investments	871,883	47,589	51,455	(924,578)	46,349	2,150	(51,455)	(2,956)
Interest income (expense)	(2,024)	6,051	417	—	4,444	(27,365)	(7,007)	(29,928)
Loss on early extinguishment of debt	—	—	—	—	—	(7,677)	—	(7,677)
Loss on sale of assets	—	(556)	—	—	(556)	—	—	(556)
	869,859	53,084	51,872	(924,578)	50,237	(32,892)	(58,462)	(41,117)
Income before income taxes	794,033	871,883	52,695	(924,578)	794,033	84,778	(49,976)	828,835
Income tax provision	292,017	—	—	—	292,017	145	—	292,162
Net income	502,016	871,883	52,695	(924,578)	502,016	84,633	(49,976)	536,673
Less net income attributable to noncontrolling interest	—	—	—	—	—	6,562	26,615	33,177
Net income attributable to HollyFrontier stockholders	$502,016	$871,883	$52,695	$(924,578)	$502,016	$78,071	$(76,591)	$503,496
Comprehensive income attributable to HollyFrontier stockholders	$571,205	$984,562	$52,875	$(1,037,437)	$571,205	$78,250	$(76,770)	$572,685

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(525,515)	$1,257,692	$72,388	$—	$804,565	$165,527	$(66,751)	$903,341

Cash flows from investing activities
Additions to properties, plants and equipment	(8,126)	(408,422)	(63)	—	(416,611)	—	—	(416,611)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(57,286)	—	(57,286)
Purchase interest in equity company	—	—	—	—	—	(54,641)	—	(54,641)
Proceeds from sale of assets	—	15,187	—	—	15,187	644	—	15,831
Purchases of marketable securities	(402,984)	—	—	—	(402,984)	—	—	(402,984)
Sales and maturities of marketable securities	490,251	—	—	—	490,251	—	—	490,251
Net advances to Parent	—	(863,068)	(72,389)	935,457	—	—	—	—
	79,141	(1,256,303)	(72,452)	935,457	(314,157)	(111,283)	—	(425,440)

Cash flows from financing activities
Net borrowings under credit agreement – HEP	—	—	—	—	—	83,000	—	83,000
Redemption of senior notes - HFC	(155,156)	—	—	—	(155,156)	—	—	(155,156)
Purchase of treasury stock	(481,766)	—	—	—	(481,766)	—	—	(481,766)
Dividends	(187,372)	—	—	—	(187,372)	—	—	(187,372)
Distributions to noncontrolling interest	—	—	—	—	—	(128,117)	66,751	(61,366)
Other, net	(1,020)	(1,389)	15	—	(2,394)	(1,101)	—	(3,495)
Net advances from subsidiaries	935,457	—	—	(935,457)	—	—	—	—
	110,143	(1,389)	15	(935,457)	(826,688)	(46,218)	66,751	(806,155)

Cash and cash equivalents
Increase (decrease) for the period	(336,231)	—	(49)	—	(336,280)	8,026	—	(328,254)
Beginning of period	565,080	—	75	—	565,155	2,830	—	567,985
End of period	$228,849	$—	$26	$—	$228,875	$10,856	$—	$239,731

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non- Guarantor Restricted Subsidiaries	Eliminations	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(260,533)	$930,722	$55,047	$—	$725,236	$140,154	$(59,457)	$805,933

Cash flows from investing activities:
Additions to properties, plants and equipment	(8,373)	(298,272)	(831)	—	(307,476)	—	—	(307,476)
Additions to properties, plants and equipment – HEP	—	—	—	—	—	(61,657)	—	(61,657)
Proceeds from sale of assets	—	14,711	—	—	14,711	—	—	14,711
Purchases of marketable securities	(762,224)	—	—	—	(762,224)	—	—	(762,224)
Sales and maturities of marketable securities	863,769	—	—	—	863,769	—	—	863,769
Other, net	—	5,021	—	—	5,021	—	—	5,021
Net advances to Parent	—	(649,294)	(54,565)	703,859	—	—	—	—
	93,172	(927,834)	(55,396)	703,859	(186,199)	(61,657)	—	(247,856)

Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	—	—	—	—	192,000	—	192,000
Redemption of senior notes	—	—	—	—	—	(156,188)	—	(156,188)
Purchase of treasury stock	(133,150)	—	—	—	(133,150)	—	—	(133,150)
Dividends	(485,766)	—	—	—	(485,766)	—	—	(485,766)
Distributions to noncontrolling interest	—	—	—	—	—	(117,930)	59,457	(58,473)
Excess tax benefit from equity-based compensation	4,482	—	—	—	4,482	—	—	4,482
Other, net	(3,257)	(1,231)	493	—	(3,995)	(1,064)	—	(5,059)
Net advances from subsidiaries	703,859	—	—	(703,859)	—	—	—	—
	86,168	(1,231)	493	(703,859)	(618,429)	(83,182)	59,457	(642,154)

Cash and cash equivalents
Increase (decrease) for the period:	(81,193)	1,657	144	—	(79,392)	(4,685)	—	(84,077)
Beginning of period	931,920	1,817	14	—	933,751	6,352	—	940,103
End of period	$850,727	$3,474	$158	$—	$854,359	$1,667	$—	$856,026

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are principally an independent petroleum refiner that produces high-value refined products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate refineries having a combined nameplate crude oil processing capacity of 443,000 barrels per day that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Our refineries are located in El Dorado, Kansas (the “El Dorado Refinery”), Tulsa, Oklahoma (the, “Tulsa Refineries”), which comprise two production facilities, the Tulsa West and East facilities, a petroleum refinery in Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), Cheyenne, Wyoming (the, “Cheyenne Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”).

For the three months ended September 30, 2015, net income attributable to HollyFrontier stockholders was $196.3 million compared to $175.0 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net income attributable to HollyFrontier stockholders was $784.0 million compared to $503.5 million for the nine months ended September 30, 2014. Our financial results for the third quarter of 2015 reflect a $225.5 million ($146.3 million after-tax) non-cash charge attributable to our third quarter lower of cost or market inventory adjustment. Excluding this inventory valuation charge, after-tax earnings for the three months ended September 30, 2015 was $342.6 million, or $1.82 per share.

Overall gross refining margins per produced product sold increased 27% and 21% over the respective three and nine months ended September 30, 2014. For the third quarter, our financial results reflect strong operational reliability across our refining system. We reported a new record quarter in terms of utilization rate, averaging 460,000 BPD of crude. Strong operations, improved realized margins, lower costs and share repurchases drove an 18% increase in earnings per share (over 100% excluding the third quarter lower of cost or market inventory valuation charge) compared to the third quarter of 2014.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). We expect continued volatility in the pricing relationship between inland and coastal crude, which is currently averaging approximately $3.00 per barrel.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of September 30, 2015, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2015 and 2014 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended September 30,		Change from 2014
	2015	2014	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$3,585,823	$5,317,555	$(1,731,732)	(33)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,653,859	4,625,893	(1,972,034)	(43)
Lower of cost or market inventory valuation adjustment	225,451	—	225,451	—
	2,879,310	4,625,893	(1,746,583)	(38)
Operating expenses (exclusive of depreciation and amortization)	265,398	280,957	(15,559)	(6)
General and administrative expenses (exclusive of depreciation and amortization)	30,746	27,149	3,597	13
Depreciation and amortization	87,764	80,945	6,819	8
Total operating costs and expenses	3,263,218	5,014,944	(1,751,726)	(35)
Income from operations	322,605	302,611	19,994	7
Other income (expense):
Earnings (loss) of equity method investments	1,269	(1,247)	2,516	202
Interest income	673	1,004	(331)	(33)
Interest expense	(11,102)	(11,038)	(64)	1
Gain (loss) on sale of assets	7,228	(556)	7,784	(1,400)
	(1,932)	(11,837)	9,905	(84)
Income before income taxes	320,673	290,774	29,899	10
Income tax provision	110,066	103,216	6,850	7
Net income	210,607	187,558	23,049	12
Less net income attributable to noncontrolling interest	14,285	12,552	1,733	14
Net income attributable to HollyFrontier stockholders	$196,322	$175,006	$21,316	12%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.05	$0.88	$0.17	19%
Diluted	$1.04	$0.88	$0.16	18%
Cash dividends declared per common share	$0.33	$0.82	$(0.49)	(60)%
Average number of common shares outstanding:
Basic	187,208	197,261	(10,053)	(5)%
Diluted	187,344	197,535	(10,191)	(5)%

Table of Content

	Nine Months Ended September 30,		Change from 2014
	2015	2014	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$10,294,361	$15,481,208	$(5,186,847)	(34)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	7,792,707	13,439,359	(5,646,652)	(42)
Lower of cost or market inventory valuation adjustment	83,425	—	83,425	—
	7,876,132	13,439,359	(5,563,227)	(41)
Operating expenses (exclusive of depreciation and amortization)	775,159	826,577	(51,418)	(6)
General and administrative expenses (exclusive of depreciation and amortization)	86,432	82,437	3,995	5
Depreciation and amortization	255,579	262,883	(7,304)	(3)
Total operating costs and expenses	8,993,302	14,611,256	(5,617,954)	(38)
Income from operations	1,301,059	869,952	431,107	50
Other income (expense):
Loss of equity method investments	(5,907)	(2,956)	(2,951)	100
Interest income	2,403	3,593	(1,190)	(33)
Interest expense	(31,813)	(33,521)	1,708	(5)
Loss on early extinguishment of debt	(1,370)	(7,677)	6,307	(82)
Gain (loss) on sale of assets	8,867	(556)	9,423	(1,695)
	(27,820)	(41,117)	13,297	(32)
Income before income taxes	1,273,239	828,835	444,404	54
Income tax provision	446,784	292,162	154,622	53
Net income	826,455	536,673	289,782	54
Less net income attributable to noncontrolling interest	42,433	33,177	9,256	28
Net income attributable to HollyFrontier stockholders	$784,022	$503,496	$280,526	56%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$4.09	$2.54	$1.55	61%
Diluted	$4.09	$2.53	$1.56	62%
Cash dividends declared per common share	$0.98	$2.44	$(1.46)	(60)%
Average number of common shares outstanding:
Basic	191,182	197,895	(6,713)	(3)%
Diluted	191,282	198,096	(6,814)	(3)%

Balance Sheet Data

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Cash, cash equivalents and short-term investments in marketable securities	$626,784	$1,042,095
Working capital	$1,215,220	$1,531,595
Total assets	$9,071,637	$9,230,640
Long-term debt	$982,846	$1,054,890
Total equity	$6,181,684	$6,100,719

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net cash provided by operating activities	$333,401	$84,454	$903,341	$805,933
Net cash used for investing activities	$(192,061)	$(53,632)	$(425,440)	$(247,856)
Net cash used for financing activities	$(134,968)	$(293,098)	$(806,155)	$(642,154)
Capital expenditures	$156,984	$124,364	$473,897	$369,133
EBITDA (1)	$404,581	$369,201	$1,517,165	$1,096,146

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	277,290	252,310	271,800	257,800
Refinery throughput (BPD) (2)	295,250	258,950	286,420	269,700
Refinery production (BPD) (3)	282,370	254,480	274,990	265,210
Sales of produced refined products (BPD)	267,360	249,850	265,210	256,520
Sales of refined products (BPD) (4)	312,990	280,220	291,210	274,580
Refinery utilization (5)	106.7%	97.0%	104.5%	99.2%

Average per produced barrel (6)
Net sales	$74.15	$113.67	$75.34	$114.96
Cost of products (7)	55.48	100.32	58.27	101.35
Refinery gross margin (8)	18.67	13.35	17.07	13.61
Refinery operating expenses (9)	4.79	5.56	4.68	5.38
Net operating margin (8)	$13.88	$7.79	$12.39	$8.23

Refinery operating expenses per throughput barrel (10)	$4.34	$5.36	$4.33	$5.12

Feedstocks:
Sweet crude oil	60%	73%	60%	73%
Sour crude oil	24%	10%	22%	6%
Heavy sour crude oil	10%	15%	13%	16%
Other feedstocks and blends	6%	2%	5%	5%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	49%	47%	48%	46%
Diesel fuels	34%	32%	35%	33%
Jet fuels	7%	7%	7%	8%
Fuel oil	1%	1%	1%	1%
Asphalt	2%	3%	2%	2%
Lubricants	4%	4%	4%	4%
LPG and other	3%	6%	3%	6%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	104,910	98,290	100,100	99,030
Refinery throughput (BPD) (2)	115,660	109,550	111,490	110,670
Refinery production (BPD) (3)	113,890	107,120	109,750	108,290
Sales of produced refined products (BPD)	111,080	107,290	111,330	107,350
Sales of refined products (BPD) (4)	117,320	116,570	120,040	115,310
Refinery utilization (5)	104.9%	98.3%	100.1%	99.0%

Average per produced barrel (6)
Net sales	$71.52	$116.09	$73.37	$118.01
Cost of products (7)	51.65	98.39	54.45	101.90
Refinery gross margin (8)	19.87	17.70	18.92	16.11
Refinery operating expenses (9)	5.25	5.45	4.87	5.33
Net operating margin (8)	$14.62	$12.25	$14.05	$10.78

Refinery operating expenses per throughput barrel (10)	$5.04	$5.34	$4.86	$5.17

Feedstocks:
Sweet crude oil	39%	14%	34%	9%
Sour crude oil	52%	76%	56%	78%
Heavy sour crude oil	—%	—%	—%	3%
Other feedstocks and blends	9%	10%	10%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	52%	54%	53%
Diesel fuels	43%	39%	39%	39%
Fuel oil	2%	4%	2%	4%
Asphalt	1%	1%	1%	1%
LPG and other	2%	4%	4%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	77,890	59,020	69,190	64,750
Refinery throughput (BPD) (2)	82,550	68,100	74,760	71,450
Refinery production (BPD) (3)	77,930	66,030	70,380	68,730
Sales of produced refined products (BPD)	77,620	59,200	67,680	68,790
Sales of refined products (BPD) (4)	80,530	62,770	72,520	72,040
Refinery utilization (5)	93.8%	71.1%	83.4%	78.0%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$74.53	$115.14	$73.79	$114.25
Cost of products (7)	50.61	93.91	53.47	96.15
Refinery gross margin (8)	23.92	21.23	20.32	18.10
Refinery operating expenses (9)	8.10	11.63	9.64	10.05
Net operating margin (8)	$15.82	$9.60	$10.68	$8.05

Refinery operating expenses per throughput barrel (10)	$7.62	$10.11	$8.73	$9.68

Feedstocks:
Sweet crude oil	46%	44%	43%	44%
Sour crude oil	—%	2%	—%	2%
Heavy sour crude oil	36%	27%	37%	30%
Black wax crude oil	12%	14%	12%	15%
Other feedstocks and blends	6%	13%	8%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	57%	53%	57%	54%
Diesel fuels	38%	35%	37%	33%
Fuel oil	3%	2%	3%	1%
Asphalt	—%	5%	1%	6%
LPG and other	2%	5%	2%	6%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	460,090	409,620	441,090	421,580
Refinery throughput (BPD) (2)	493,460	436,600	472,670	451,820
Refinery production (BPD) (3)	474,190	427,630	455,120	442,230
Sales of produced refined products (BPD)	456,060	416,310	444,220	432,660
Sales of refined products (BPD) (4)	510,840	459,560	483,770	461,930
Refinery utilization (5)	103.9%	92.5%	99.6%	95.2%

Average per produced barrel (6)
Net sales	$73.57	$114.50	$74.61	$115.61
Cost of products (7)	53.72	98.91	56.58	100.66
Refinery gross margin (8)	19.85	15.59	18.03	14.95
Refinery operating expenses (9)	5.46	6.39	5.48	6.11
Net operating margin (8)	$14.39	$9.20	$12.55	$8.84

Refinery operating expenses per throughput barrel (10)	$5.05	$6.10	$5.15	$5.85

Feedstocks:
Sweet crude oil	52%	54%	51%	53%
Sour crude oil	27%	25%	26%	23%
Heavy sour crude oil	12%	13%	14%	15%
Black wax crude oil	2%	2%	2%	2%
Other feedstocks and blends	7%	6%	7%	7%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated
Sales of produced refined products:
Gasolines	51%	49%	51%	49%
Diesel fuels	37%	34%	36%	34%
Jet fuels	4%	4%	4%	5%
Fuel oil	1%	2%	1%	2%
Asphalt	1%	2%	2%	3%
Lubricants	3%	3%	3%	2%
LPG and other	3%	6%	3%	5%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Excludes lower of cost or market inventory valuation adjustment of $225.5 million and $83.4 million for the three and nine months ended September 30, 2015, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Results of Operations – Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Summary
Net income attributable to HollyFrontier stockholders for the three months ended September 30, 2015 was $196.3 million ($1.05 per basic and $1.04 per diluted share), a $21.3 million increase compared to $175.0 million ($0.88 per basic and diluted share) for the three months ended September 30, 2014. Net income increased due principally to a year-over-year increase in third quarter refining margins, net of a current quarter non-cash lower of cost or market inventory valuation charge of $146.3 million, net of tax. Refinery gross margins for the three months ended September 30, 2015 increased to $19.85 per produced barrel from $15.59 for the three months ended September 30, 2014.

Sales and Other Revenues
Sales and other revenues decreased 33% from $5,317.6 million for the three months ended September 30, 2014 to $3,585.8 million for the three months ended September 30, 2015 due to a year-over-year decrease in third quarter sales prices, partially offset by higher refined product sales volumes. The average sales price we received per produced barrel sold was $114.50 for the three months ended September 30, 2014 compared to $73.57 for the three months ended September 30, 2015. Sales and other revenues for the three months ended September 30, 2015 and 2014 include $14.7 million in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 38% from $4,625.9 million for the three months ended September 30, 2014 to $2,879.3 million for the three months ended September 30, 2015, due principally to lower crude oil costs, partially offset by higher sales volumes of refined products. Additionally, this decrease is partially offset by a $225.5 million charge attributable to a new $480.9 million lower of cost or market reserve at September 30, 2015. The reserve at September 30, 2015 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market decreased 46% from $98.91 for the three months ended September 30, 2014 to $53.72 for the three months ended September 30, 2015.

Table of Content

Gross Refinery Margins
Gross refinery margin per produced barrel increased 27% from $15.59 for the three months ended September 30, 2014 to $19.85 for the three months ended September 30, 2015. This was due to the effects of decreased crude oil and feedstock prices, partially offset by a decrease in the average per barrel sales price for refined products sold during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 6% from $281.0 million for the three months ended September 30, 2014 to $265.4 million for the three months ended September 30, 2015. This decrease is principally due to lower repair and maintenance costs compared to the same period of 2014.

General and Administrative Expenses
General and administrative expenses increased 13% from $27.1 million for the three months ended September 30, 2014 to $30.7 million for the three months ended September 30, 2015 due principally to higher salary and incentive compensation expense during the current year quarter.

Depreciation and Amortization Expenses
Depreciation and amortization increased 8% from $80.9 million for the three months ended September 30, 2014 to $87.8 million for the three months ended September 30, 2015. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Income
Interest income for the three months ended September 30, 2015 was $0.7 million compared to $1.0 million for the three months ended September 30, 2014. This decrease was due to lower investment levels in marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $11.1 million for the three months ended September 30, 2015 compared to $11.0 million for the three months ended September 30, 2014. The slight increase is due to interest attributable to higher HEP debt levels during the current year quarter relative to the same period of 2014. This was partially offset by lower HollyFrontier interest following the June 2015 redemption of the HollyFrontier $150.0 million 6.875% senior notes. For the three months ended September 30, 2015 and 2014, interest expense included $9.5 million and $8.6 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Income Taxes
For the three months ended September 30, 2015, we recorded income tax expense of $110.1 million compared to $103.2 million for the three months ended September 30, 2014. This increase is due principally to higher pre-tax earnings during the three months ended September 30, 2015 compared to the same period of 2014. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 34.3% and 35.5% for the three months ended September 30, 2015 and 2014, respectively.

Results of Operations – Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Summary
Net income attributable to HollyFrontier stockholders for the nine months ended September 30, 2015 was $784.0 million ($4.09 per basic and diluted share), a $280.5 million increase compared to $503.5 million ($2.54 per basic and $2.53 per diluted share) for the nine months ended September 30, 2014. Net income increased due principally to a year-over-year increase in refining margins and sales volumes, partially offset by a lower of cost or market inventory valuation charge of $54.1 million, net of tax. Refinery gross margins for the nine months ended September 30, 2015 increased to $18.03 per produced barrel from $14.95 for the nine months ended September 30, 2014.

Table of Content

Sales and Other Revenues
Sales and other revenues decreased 34% from $15,481.2 million for the nine months ended September 30, 2014 to $10,294.4 million for the nine months ended September 30, 2015 due to a year-over-year decrease in sales prices, partially offset by higher refined product sales volumes. The average sales price we received per produced barrel sold was $115.61 for the nine months ended September 30, 2014 compared to $74.61 for the nine months ended September 30, 2015. Sales and other revenues for the nine months ended September 30, 2015 and 2014 include $47.4 million and $40.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 41% from $13,439.4 million for the nine months ended September 30, 2014 to $7,876.1 million for the nine months ended September 30, 2015, due principally to lower crude oil costs, partially offset by higher sales volumes of refined products. Additionally, this decrease is partially offset by an $83.4 million charge attributable to a new $480.9 million lower of cost or market reserve at September 30, 2015 that was partially offset by the reversal of the $397.5 million lower of cost or market inventory reserve that was established in 2014. The reserve at September 30, 2015 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the marketplace decreased 44% from $100.66 for the nine months ended September 30, 2014 to $56.58 for the nine months ended September 30, 2015.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 21% from $14.95 for the nine months ended September 30, 2014 to $18.03 for the nine months ended September 30, 2015. This was due to the effects of decreased crude oil and feedstock prices, partially offset by a decrease in the average per barrel sales price for refined products sold during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 6% from $826.6 million for the nine months ended September 30, 2014 to $775.2 million for the nine months ended September 30, 2015 due principally to lower natural gas fuel and repair and maintenance costs compared to the same period of 2014.

General and Administrative Expenses
General and administrative expenses increased from $82.4 million for the nine months ended September 30, 2014 to $86.4 million for the nine months ended September 30, 2015. This is attributable to overall higher incentive compensation and legal costs for the current year, net of the effects of state high-wage credits recognized during the second quarter of 2015.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 3% from $262.9 million for the nine months ended September 30, 2014 to $255.6 million for the nine months ended September 30, 2015. This decrease was due principally to the recognition of higher accelerated depreciation levels of assets no longer in operation during 2014, partially offset by depreciation and amortization during the current year attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Income
Interest income for the nine months ended September 30, 2015 was $2.4 million compared to $3.6 million for the nine months ended September 30, 2014. This decrease was due to lower investment levels in marketable debt securities during the year-to-date period.

Interest Expense
Interest expense was $31.8 million for the nine months ended September 30, 2015 compared to $33.5 million for the nine months ended September 30, 2014. This decrease was due to HEP's increased utilization of lower interest rate borrowings under the HEP Credit Agreement, which it used to finance the redemption of its $150.0 million 8.25% senior notes in March 2014. This was partially offset by lower HollyFrontier interest following the June 2015 redemption of the HollyFrontier $150.0 million 6.875% senior notes. For the nine months ended September 30, 2015 and 2014, interest expense included $27.3 million and $27.4 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Table of Content

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

Income Taxes
For the nine months ended September 30, 2015, we recorded income tax expense of $446.8 million compared to $292.2 million for the nine months ended September 30, 2014. This increase was due principally to higher pre-tax earnings during the nine months ended September 30, 2015 compared to the same period of 2014. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.1% and 35.2% for the nine months ended September 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier and guaranteed by certain of our wholly-owned subsidiaries. At September 30, 2015, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $6.0 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has an $850 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At September 30, 2015, HEP was in compliance with all of its covenants, had outstanding borrowings of $654.0 million and no outstanding letters of credit under the HEP Credit Agreement. In April 2015, HEP amended its credit agreement, increasing the size of the credit facility from $650 million to $850 million.

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

As of September 30, 2015, our cash, cash equivalents and investments in marketable securities totaled $626.8 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2015, we had remaining authorization to repurchase up to $559.0 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Table of Content

During the second quarter of 2015, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $300.0 million of our outstanding common stock. In May 2015 (at inception), we acquired 5.5 million shares, representing 80% of the amount paid based on then-market prices. The ASR was completed in September 2015 at which time we acquired an additional 1.2 million shares upon settlement. The final market purchase price per share averaged $44.81, which was based on the volume-weighted average market purchase price of our common stock, less a discount, over the term of the ASR.

Cash and cash equivalents decreased $328.3 million for the nine months ended September 30, 2015. Net cash provided by operating activities of $903.3 million was less than the net cash used for investing and financing activities of $425.4 million and $806.2 million, respectively. Working capital decreased by $316.4 million during the nine months ended September 30, 2015.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net cash flows provided by operating activities were $903.3 million for the nine months ended September 30, 2015 compared to $805.9 million for the nine months ended September 30, 2014, an increase of $97.4 million. Net income for the nine months ended September 30, 2015 was $826.5 million, an increase of $289.8 million compared to $536.7 million for the nine months ended September 30, 2014. Non-cash adjustments to net income consisting of depreciation and amortization, lower of cost or market inventory valuation adjustment, net loss of equity method investments, inclusive of distributions, gain on sale of assets, unamortized premium / discount on early extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $311.5 million for the nine months ended September 30, 2015 compared to $276.6 million for the same period in 2014. Changes in working capital items decreased cash flows by $183.8 million for the nine months ended September 30, 2015 compared to an increase of $21.3 million for the nine months ended September 30, 2014. Additionally, for the nine months ended September 30, 2015, turnaround expenditures increased to $55.9 million from $32.2 million for the same period of 2014.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net cash flows used for investing activities were $425.4 million for the nine months ended September 30, 2015 compared to $247.9 million for the nine months ended September 30, 2014, an increase of $177.5 million. Cash expenditures for properties, plants and equipment for the first nine months of 2015 increased to $473.9 million from $369.1 million for the same period in 2014. These include HEP capital expenditures of $57.3 million and $61.7 million for the nine months ended September 30, 2015 and 2014, respectively. We received proceeds of $15.8 million and $14.7 million from the sale of assets during the nine months ended September 30, 2015 and 2014, respectively. HEP purchased a 50% interest in Frontier Pipeline for $54.6 million. Also for the nine months ended September 30, 2015 and 2014, we invested $403.0 million and $762.2 million, respectively, in marketable securities and received proceeds of $490.3 million and $863.8 million, respectively, from the sale or maturity of marketable securities.

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

El Dorado Refinery
Capital projects at the El Dorado Refinery include naphtha fractionation, an additional hydrogen plant and upgrades to the crude unit desalter, which have been completed and placed in service. They also include the installation of an FCC gasoline hydrotreater in order to meet Tier 3 gasoline requirements. Continuing project work includes a new tail gas treatment unit to reduce air emissions in compliance with the El Dorado Refinery's existing EPA consent decree. Projects on improving the Coker unit operation and yields are currently being evaluated, and an upgrade project to improve reformer operation, yield and reliability has been approved and engineering is underway.

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

Navajo Refinery
The Navajo Refinery capital spending in 2015 will be principally directed toward previously approved capital appropriations as well as maintenance capital spending. Included among previously approved capital projects is a $25.0 million upgrade to the Navajo Refinery's waste water treatment system. Additionally, the Navajo Refinery will be addressing Tier 3 compliance through the installation of an FCC gasoline hydrotreater. Also, an automation project to optimize the blending process of the gasoline blending facility is currently underway.

Cheyenne Refinery
We are continuing with our previously approved plan to install a new hydrogen plant at the Cheyenne Refinery. The hydrogen plant, along with a now-completed naphtha fractionation project, is anticipated to allow us to reduce benzene content in Cheyenne gasoline production, while at the same time improving the refinery's overall liquid yields and light oils production. Additionally, the FCC unit flue gas scrubber project to reduce air emissions has been completed and is now in service. Previously appropriated projects still underway at the Cheyenne Refinery include wastewater treatment plant improvements and a redundant tail gas unit associated with the sulfur recovery process.

Woods Cross Refinery
Engineering and construction continue on our previously announced expansion project to increase planned processing capacity to 45,000 BPSD. This project work includes new refining facilities, a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. Capital investment on the originally planned processing capacity expansion is expected to be $400.0 million. The initial phase of the expansion is expected to be completed in the fourth quarter of 2015. An additional $20.0 million to $30.0 million investment is being made in the Woods Cross Refinery to allow for greater crude slate flexibility. We believe this additional project scope will increase capacity utilization and improve overall economic returns during periods when wax crudes are in short supply.

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

Cash Flows – Financing Activities

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net cash flows used for financing activities were $806.2 million for the nine months ended September 30, 2015 compared to $642.2 million for the nine months ended September 30, 2014, an increase of $164.0 million. During the nine months ended September 30, 2015, we purchased $481.8 million in common stock, paid $187.4 million in dividends and paid $155.2 million upon the redemption of our 6.875% senior notes. Also during this period, HEP received $443.0 million and repaid $360.0 million under the HEP Credit Agreement and paid distributions of $61.4 million to noncontrolling interests. During the nine months ended September 30, 2014, we purchased $133.2 million in common stock, paid $485.8 million in dividends and recognized $4.5 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $538.6 million and repaid $346.6 million under the HEP Credit Agreement, paid $156.2 million upon the redemption of HEP's 8.25% senior notes and paid distributions of $58.5 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation
In June 2015, we redeemed our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018.

There were no other significant changes to our contractual obligations during the nine months ended September 30, 2015.

HEP
In April 2015, HEP amended its credit agreement, increasing the size of the credit facility from $650 million to $850 million. The HEP Amended Credit Agreement expires in November 2018. During the nine months ended September 30, 2015, HEP received net borrowings of $83.0 million resulting in $654.0 million of outstanding borrowings under the HEP Credit Agreement at September 30, 2015.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the assessment and consolidation of variable interest entities, the use of the last-in, first-out (“LIFO”) method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets and goodwill, accounting for derivative instruments and assessing contingent liabilities for probable losses.

Table of Content

Inventory Valuation
Inventories are stated at the lower of cost, using the LIFO method for crude oil, unfinished and finished refined products and the average cost method for materials and supplies, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

At September 30, 2015, our lower of cost or market inventory valuation reserve was $480.9 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Goodwill
We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of September 30, 2015, there have been no impairments to goodwill.

We performed our annual goodwill impairment testing as of July 1, 2015, which entailed an assessment of our reporting unit fair values relative to their respective carrying values that were derived using a combination of both income and market approaches. Our income approach utilizes the discounted future expected cash flows. Our market approach, which includes both the guideline public company and guideline transaction methods, utilizes pricing multiples derived from historical market transactions of other like-kind assets. Our discounted cash flows reflect estimates of future cash flows based on both historical and forward crack-spreads, forecasted production levels, operating costs and capital expenditures. Our goodwill is allocated by reporting unit as follows: El Dorado, $1.7 billion; Cheyenne, $0.3 billion; and HEP, $0.3 billion. Based on our testing as of July 1, 2015, the fair value of our Cheyenne reporting unit exceeded its carrying cost by approximately 8%. The fair value of our El Dorado and HEP reporting units substantially exceeded their respective carrying values. As of September 30, 2015, there have been no impairments to goodwill.

Historically, the refining industry has experienced significant fluctuations in operating results over an extended business cycle including changes in prices of crude oil and refined products, changes in operating costs including natural gas and higher costs of complying with government regulations. It is reasonably possible that at some future downturn in refining operations that the goodwill related to our Cheyenne Refinery will be determined to be impaired. A prolonged, moderate decrease in operating margins could potentially result in impairment to goodwill allocated to our Cheyenne reporting unit. Such impairment charges could be material.

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

Table of Content

As of September 30, 2015, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2015	2016	2017	Unit of Measure

Natural gas price swap - long	43,200,000	4,800,000	19,200,000	19,200,000	MMBTU
Natural gas price swap - short	21,600,000	2,400,000	9,600,000	9,600,000	MMBTU
Natural gas basis spread price swap - long	22,626,000	2,010,000	10,308,000	10,308,000	MMBTU
WTI price swap - long	2,760,000	2,760,000	—	—	Barrels
Ultra-low sulfur diesel price swap - short	2,760,000	2,760,000	—	—	Barrels
WTI basis spread price swap - long	5,866,000	1,840,000	4,026,000	—	Barrels
NYMEX futures (WTI) - short	1,760,000	1,083,000	677,000	—	Barrels
Forward diesel sales	225,000	225,000	—	—	Barrels
Physical contract -short	150,000	150,000	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at September 30,
Commodity-based Derivative Contracts	2015	2014
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$12,233	$20,257

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2015, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2015, which equaled an effective interest rate of 2.99%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for these debt instruments as of September 30, 2015 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HEP Senior Notes	$300,000	$288,000	$8,400

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2015, outstanding borrowings under the HEP Credit Agreement were $654.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 2.87%. For the remaining unhedged Credit Agreement borrowings of $349.0 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

Table of Content

At September 30, 2015, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to HollyFrontier stockholders	$196,322	$175,006	$784,022	$503,496
Add income tax provision	110,066	103,216	446,784	292,162
Add interest expense (1)	11,102	11,038	33,183	41,198
Subtract interest income	(673)	(1,004)	(2,403)	(3,593)
Add depreciation and amortization	87,764	80,945	255,579	262,883
EBITDA	$404,581	$369,201	$1,517,165	$1,096,146

(1) Includes loss on early extinguishment of debt of $1.4 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$73.57	$114.50	$74.61	$115.61
Times sales of produced refined products (BPD)	456,060	416,310	444,220	432,660
Times number of days in period	92	92	273	273
Produced refined product sales	$3,086,815	$4,385,410	$9,048,108	$13,655,412

Total produced refined products sales	$3,086,815	$4,385,410	$9,048,108	$13,655,412
Add refined product sales from purchased products and rounding (1)	350,633	458,211	777,024	930,354
Total refined product sales	3,437,448	4,843,621	9,825,132	14,585,766
Add direct sales of excess crude oil (2)	67,750	405,493	260,678	741,534
Add other refining segment revenue (3)	65,994	53,939	161,155	112,747
Total refining segment revenue	3,571,192	5,303,053	10,246,965	15,440,047
Add HEP segment sales and other revenues	88,389	82,141	261,624	244,177
Add corporate and other revenues	104	181	473	1,802
Subtract consolidations and eliminations	(73,862)	(67,820)	(214,701)	(204,818)
Sales and other revenues	$3,585,823	$5,317,555	$10,294,361	$15,481,208

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$53.72	$98.91	$56.58	$100.66
Times sales of produced refined products (BPD)	456,060	416,310	444,220	432,660
Times number of days in period	92	92	273	273
Cost of products for produced products sold	$2,253,958	$3,788,304	$6,861,573	$11,889,575

Total cost of products for produced products sold	$2,253,958	$3,788,304	$6,861,573	$11,889,575
Add refined product costs from purchased products and rounding(1)	370,638	462,629	807,260	935,497
Total cost of refined products sold	2,624,596	4,250,933	7,668,833	12,825,072
Add crude oil cost of direct sales of excess crude oil (2)	65,338	395,482	254,529	725,596
Add other refining segment cost of products sold (4)	36,823	46,172	81,265	90,229
Total refining segment cost of products sold	2,726,757	4,692,587	8,004,627	13,640,897
Subtract consolidations and eliminations	(72,898)	(66,694)	(211,920)	(201,538)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$2,653,859	$4,625,893	$7,792,707	$13,439,359

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.46	$6.39	$5.48	$6.11
Times sales of produced refined products (BPD)	456,060	416,310	444,220	432,660
Times number of days in period	92	92	273	273
Refinery operating expenses for produced products sold	$229,088	$244,740	$664,571	$721,690

Total refinery operating expenses for produced products sold	$229,088	$244,740	$664,571	$721,690
Add other refining segment operating expenses and rounding (5)	10,110	10,485	30,632	31,415
Total refining segment operating expenses	239,198	255,225	695,203	753,105
Add HEP segment operating expenses	25,095	25,456	78,350	72,835
Add corporate and other costs	1,251	646	2,039	1,693
Subtract consolidations and eliminations	(146)	(370)	(433)	(1,056)
Operating expenses (exclusive of depreciation and amortization)	$265,398	$280,957	$775,159	$826,577

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$14.39	$9.20	$12.55	$8.84
Add average refinery operating expenses per produced barrel	5.46	6.39	5.48	6.11
Refinery gross margin per barrel	19.85	15.59	18.03	14.95
Add average cost of products per produced barrel sold	53.72	98.91	56.58	100.66
Average sales price per produced barrel sold	$73.57	$114.50	$74.61	$115.61
Times sales of produced refined products (BPD)	456,060	416,310	444,220	432,660
Times number of days in period	92	92	273	273
Produced refined products sales	$3,086,815	$4,385,410	$9,048,108	$13,655,412

Total produced refined products sales	$3,086,815	$4,385,410	$9,048,108	$13,655,412
Add refined product sales from purchased products and rounding (1)	350,633	458,211	777,024	930,354
Total refined product sales	3,437,448	4,843,621	9,825,132	14,585,766
Add direct sales of excess crude oil (2)	67,750	405,493	260,678	741,534
Add other refining segment revenue (3)	65,994	53,939	161,155	112,747
Total refining segment revenue	3,571,192	5,303,053	10,246,965	15,440,047
Add HEP segment sales and other revenues	88,389	82,141	261,624	244,177
Add corporate and other revenues	104	181	473	1,802
Subtract consolidations and eliminations	(73,862)	(67,820)	(214,701)	(204,818)
Sales and other revenues	$3,585,823	$5,317,555	$10,294,361	$15,481,208

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

Tulsa
Holly Refining & Marketing - Tulsa, LLC (“HRMT”) manufactures paraffin and hydrocarbon waxes at its Tulsa West Refinery. On March 11, 2014, the EPA issued a notice to HRMT of possible violations of certain provisions of the federal Toxic Substances Control Act in connection with the manufacture of certain of these products. HRMT and the EPA met and are working productively towards a settlement of this matter.

Fuels Regulation
Between November 2010 and February 2012, certain of our subsidiaries submitted multiple reports to the EPA to voluntarily disclose non-compliance with fuels regulations at the Cheyenne, El Dorado, Navajo, Tulsa and Woods Cross refineries and at the Cedar City, Utah and Henderson, Colorado terminals. Our subsidiaries have complied with all EPA requests for additional information regarding the voluntary disclosures. Our subsidiaries are now concluding settlement discussions with the EPA to resolve the voluntarily disclosed non-compliance events.

Other

We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Table of Content

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. You should carefully consider the risk factors discussed in our 2014 Form 10-K and June 30, 2015 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the third quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	—	$—	—	$734,932,475
August 2015	850,000	$50.21	850,000	$692,257,480
September 2015 (1)	1,160,528	$—	1,160,528	$632,257,480
September 2015	1,550,000	$47.29	1,550,000	$558,965,435
Total for July to September 2015	3,560,528		3,560,528

(1)
During the second quarter of 2015, we entered into an accelerated share repurchase agreement (“ASR”) with a large financial institution to repurchase $300.0 million of our outstanding common stock. In May 2015 (at inception), we acquired 5.5 million shares, representing 80% of the amount paid based on then-market prices. The ASR was completed in September 2015 at which time we acquired an additional 1.2 million shares upon settlement. The final market purchase price per share averaged $44.81, which was based on the volume-weighted average market purchase price of our common stock, less a discount, over the term of the ASR.

Item 6.	Exhibits

The Exhibit Index on page 57 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: November 5, 2015	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2015	/s/ J. W. Gann, Jr.
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

10.1
Assignment and Assumption of Agreements, dated as of October 16, 2015, by and between HollyFrontier Refining & Marketing LLC, Navajo Refining Company, L.L.C., Holly Refining & Marketing - Tulsa LLC, Frontier Refining LLC and Frontier El Dorado Refining LLC (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.2
Master Throughput Agreement, dated as of October 16, 2015, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.3
Construction Payment Agreement, dated as of October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.4
Twelfth Amended and Restated Omnibus Agreement, dated October 16, 2015, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.5
Services and Secondment Agreement, dated as of October 16, 2015, by and among Holly Logistic Services, L.L.C., Holly Energy Partners-Operating L.P., Cheyenne Logistics LLC, El Dorado Logistics LLC, HollyFrontier Payroll Services, Inc., Frontier Refining LLC and Frontier El Dorado Refining LLC (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.6
Master Lease and Access Agreement, dated as of October 16, 2015, by and among Frontier El Dorado Refining LLC, Frontier Refining LLC, Holly Refining & Marketing - Tulsa LLC, Holly Refining & Marketing Company - Woods Cross LLC, Navajo Refining Company, L.L.C., El Dorado Logistics LLC, Cheyenne Logistics LLC, HEP Tulsa LLC, HEP Woods Cross, L.L.C. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.7
LLC Interest Purchase Agreement, dated as of November 2, 2015, by and between HollyFrontier Corporation, Frontier El Dorado Refining LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-03876).

10.8
Master Tolling Agreement (Refinery Assets), dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-03876).

10.9
Master Tolling Agreement (Operating Assets), dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-03876).

10.10
Thirteenth Amended and Restated Omnibus Agreement, dated as of November 2, 2015, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-03876).

10.11
Amended and Restated Services and Secondment Agreement, dated as of November 2, 2015, by and among Holly Logistic Services, L.L.C., Holly Energy Partners-Operating L.P., El Dorado Operating LLC, Cheyenne Logistics LLC, El Dorado Logistics LLC, HollyFrontier Payroll Services, Inc., Frontier Refining LLC and Frontier El Dorado Refining LLC (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-03876).

10.12
Amended and Restated Master Lease and Access Agreement, dated as of November 2, 2015, by and among Frontier El Dorado Refining LLC, Frontier Refining LLC, Holly Refining & Marketing - Tulsa LLC, Holly Refining & Marketing Company - Woods Cross LLC, Navajo Refining Company, L.L.C., El Dorado Operating LLC, El Dorado Logistics LLC, Cheyenne Logistics LLC, HEP Tulsa LLC, HEP Woods Cross, L.L.C. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-03876).

Table of Content

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101+
The following financial information from HollyFrontier Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.