Form 10-K
period 2015-12-31
HollyFrontier Corp
filed 2016-02-24
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $7.4 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
176,518,605 shares of Common Stock, par value $.01 per share, were outstanding on February 19, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 11, 2016, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated by reference in Part III.

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

“Biodiesel” means an alternative fuel produced from renewable biological resources.

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

As of December 31, 2015, we:

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

•	owned and operated HollyFrontier Asphalt Company (“HFC Asphalt”), formerly known as NK Asphalt Partners, which operates various asphalt terminals in Arizona, New Mexico and Oklahoma;

•	owned a 39% interest in HEP, which includes our 2% general partner interest.

HEP is a consolidated variable interest entity (“VIE”) as defined under U.S. generally accepted accounting principles (“GAAP”). Information on HEP's assets and acquisitions completed between 2011 and 2016 can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”

Our operations are currently organized into two reportable segments, Refining and HEP. The Refining segment includes the operations of our El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and HFC Asphalt. The HEP segment involves all of the operations of HEP. See Note 19 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

Table of Content

REFINERY OPERATIONS

Our refinery operations serve the Mid-Continent, Southwest and Rocky Mountain regions of the United States. We own and operate five complex refineries having a combined crude oil processing capacity of 443,000 barrels per stream day. Each of our refineries has the complexity to convert discounted, heavy and sour crude oils into a high percentage of gasoline, diesel and other high-value refined products. For 2015, gasoline, diesel fuel, jet fuel and specialty lubricants (excluding volumes purchased for resale) represented 52%, 35%, 4% and 3%, respectively, of our total refinery sales volumes.

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

	Years Ended December 31,
	2015	2014	2013
Consolidated
Crude charge (BPD) (1)	432,560	406,180	387,520
Refinery throughput (BPD) (2)	463,580	436,400	424,780
Refinery production (BPD) (3)	446,560	425,010	413,820
Sales of produced refined products (BPD)	438,000	420,990	410,730
Sales of refined products (BPD) (4)	488,350	461,640	446,390
Refinery utilization (5)	97.6%	91.7%	87.5%

Average per produced barrel (6)
Net sales	$71.32	$110.19	$115.60
Cost of products (7)	55.25	96.21	99.61
Refinery gross margin (8)	16.07	13.98	15.99
Refinery operating expenses (9)	5.71	6.38	6.15
Net operating margin (8)	$10.36	$7.60	$9.84

Refinery operating expenses per throughput barrel (10)	$5.39	$6.16	$5.95

Feedstocks:
Sweet crude oil	51%	53%	52%
Sour crude oil	25%	23%	21%
Heavy sour crude oil	15%	15%	17%
Black wax crude oil	2%	2%	2%
Other feedstocks and blends	7%	7%	8%
Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Excludes lower of cost or market inventory valuation adjustment of $227.0 million and $397.5 million for the years ended December 31, 2015 and 2014, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization and pension settlement costs.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization and pension settlement costs, divided by refinery throughput.

Table of Content

Principal Products and Customers
Set forth below is information regarding our principal products.

	Years Ended December 31,
	2015	2014	2013
Consolidated
Sales of produced refined products:
Gasolines	52%	50%	50%
Diesel fuels	35%	34%	33%
Jet fuels	4%	4%	5%
Fuel oil	1%	2%	2%
Asphalt	2%	3%	3%
Lubricants	3%	2%	2%
LPG and other	3%	5%	5%
Total	100%	100%	100%

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

Mid-Continent Region (El Dorado and Tulsa Refineries)

Facilities
The El Dorado Refinery is a high-complexity coking refinery with a 135,000 barrels per stream day processing capacity and the ability to process significant volumes of heavy and sour crudes. The integrated refining processes at the Tulsa West and East refinery facilities provide us with a highly complex refining operation having a combined crude processing rate of approximately 125,000 barrels per stream day. For 2015, gasoline, diesel fuel, jet fuel and specialty lubricants (excluding volumes purchased for resale) represented 50%, 33%, 7% and 4%, respectively, of our Mid-Continent sales volumes.

The following table sets forth information about our Mid-Continent region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2015	2014	2013
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	263,340	243,240	234,930
Refinery throughput (BPD) (2)	277,260	255,020	257,030
Refinery production (BPD) (3)	266,170	249,350	251,470
Sales of produced refined products (BPD)	258,420	245,600	247,030
Sales of refined products (BPD) (4)	295,470	273,630	269,790
Refinery utilization (5)	101.3%	93.6%	90.4%

Average per produced barrel (6)
Net sales	$72.33	$110.79	$115.63
Cost of products (7)	56.88	98.39	99.35
Refinery gross margin (8)	15.45	12.40	16.28
Refinery operating expenses (9)	4.95	5.73	5.50
Net operating margin (8)	$10.50	$6.67	$10.78

Refinery operating expenses per throughput barrel (10)	$4.61	$5.52	$5.29

Table of Content

	Years Ended December 31,
	2015	2014	2013
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	59%	71%	69%
Sour crude oil	21%	11%	6%
Heavy sour crude oil	15%	14%	16%
Other feedstocks and blends	5%	4%	9%
Total	100%	100%	100%

Footnote references are provided under our Consolidated Refinery Operating Data table on page 7.

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

The Tulsa West facility is located on a 750-acre site in Tulsa, Oklahoma situated along the Arkansas River. The principal processing units at the Tulsa West facility consist of crude and vacuum distillation (with light ends recovery), naphtha hydrodesulfurization, propane de-asphalting, lubes extraction, MEK dewaxing, delayed coker and butane splitter units. Most of the operating units at the facility currently in service were built in the late 1950s and early 1960s. The refinery was reconfigured to emphasize specialty lubricant production in the early 1990s.

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

We have an offtake agreement through November 2019 with an affiliate of Sinclair whereby Sinclair purchases 45,000 to 50,000 BPD of gasoline and distillate products at market prices from us to supply its branded and unbranded marketing network throughout the Midwest. Upon expiration, the offtake agreement can be renewed by Sinclair for an additional five-year term. For the year ended December 31, 2015, sales to Sinclair represented approximately 27% of the Tulsa Refineries' total sales and 8% of our total consolidated sales.

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

Table of Content

For the year ended December 31, 2015, sales to Shell Oil represented approximately 11% of our Mid-Continent refineries' total sales and 9% of our total consolidated sales. We have a sales agreement with an affiliate of Shell Oil under which Shell Oil purchases gasoline and diesel production of the El Dorado Refinery and Tulsa Refineries at market prices through October 2017 primarily to support its branded marketing network.

Our Tulsa West facility also produces specialty lubricant products sold in both commercial and specialty markets throughout North America and to customers with operations in Central America and South America. The specialty lubricant products are high-value products that provide a significantly higher margin contribution to the refinery. Base oil customers include blender-compounders who prepare the various finished lubricant and grease products sold to end users. Agricultural products are formulated as supplemental carriers for herbicides and as Environmental Protection Agency (“EPA”) registered pesticide oils, are sold to product formulators. Process oil customers include rubber and chemical industry customers. Specialty waxes are sold primarily to packaging customers as coating material for paper and cardboard, and to non-packaging customers in the construction materials, adhesive and candle-making markets. Our production represents approximately 5% of paraffinic oil capacity and 14% of wax production capacity in the United States market and is one of four refineries of specialty aromatic oils in North America.

Principal Products
Set forth below is information regarding the principal products produced at our El Dorado and Tulsa Refineries:

	Years Ended December 31,
	2015	2014	2013
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	50%	47%	47%
Diesel fuels	33%	33%	31%
Jet fuels	7%	7%	8%
Fuel oil	1%	1%	1%
Asphalt	2%	3%	3%
Lubricants	4%	4%	4%
LPG and other	3%	5%	6%
Total	100%	100%	100%

Crude Oil and Feedstock Supplies
Both of our Mid-Continent Refineries are connected via pipeline to Cushing, Oklahoma, a significant crude oil pipeline trading and storage hub. The El Dorado Refinery and the Tulsa Refineries are located approximately 125 miles and 50 miles, respectively, from Cushing, Oklahoma. Local pipelines provide direct access to regional Oklahoma crude production as well as access to United States onshore and Canadian crudes. The proximity of the refineries to the Cushing pipeline and storage hub provides the flexibility to optimize their crude slate with a wide variety of crude oil supply options. Additionally, we have transportation service agreements to transport Canadian crude oil on the Spearhead and Keystone Pipelines, enabling us to transport Canadian crude oil to Cushing for subsequent shipment to either of our Mid-Continent Refineries.

We also purchase isobutane, natural gasoline, butane and other feedstocks for processing at our Mid-Continent Refineries. The El Dorado Refinery is connected to Conway, Kansas, a major gas liquids trading and storage hub, via the Oneok Pipeline. From time to time, other feedstocks such gas oil, naphtha and light cycle oil are purchased from other refiners for use at our refineries.

Southwest Region (Navajo Refinery)

Facilities
The Navajo Refinery has a crude oil processing capacity of 100,000 barrels per stream day and has the ability to process sour crude oils into high-value light products such as gasoline, diesel fuel and jet fuel. For 2015, gasoline and diesel fuel (excluding volumes purchased for resale) represented 55% and 39%, respectively, of our Southwest sales volumes.

Table of Content

The following table sets forth information about our Southwest region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2015	2014	2013
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	100,450	98,120	87,910
Refinery throughput (BPD) (2)	111,840	110,250	97,310
Refinery production (BPD) (3)	110,210	107,520	94,490
Sales of produced refined products (BPD)	111,580	106,870	94,830
Sales of refined products (BPD) (4)	119,560	115,620	104,320
Refinery utilization (5)	100.5%	98.1%	87.9%

Average per produced barrel (6)
Net sales	$69.76	$110.54	$117.79
Cost of products (7)	53.57	94.58	103.88
Refinery gross margin (8)	16.19	15.96	13.91
Refinery operating expenses (9)	4.92	5.43	6.04
Net operating margin (8)	$11.27	$10.53	$7.87

Refinery operating expenses per throughput barrel (10)	$4.91	$5.26	$5.89

Feedstocks:
Sweet crude oil	36%	13%	8%
Sour crude oil	54%	74%	72%
Heavy sour crude oil	—%	2%	11%
Other feedstocks and blends	10%	11%	9%
Total	100%	100%	100%

Footnote references are provided under our Consolidated Refinery Operating Data table on page 7.

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

Markets and Competition
The Navajo Refinery primarily serves the southwestern United States market, including the metropolitan areas of El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and portions of northern Mexico. Our products are shipped through HEP's pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Magellan and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan's subsidiary, SFPP, L.P. (“SFPP”). In addition, petroleum products from the Navajo Refinery are transported to markets in northwest New Mexico, to Moriarty, New Mexico, near Albuquerque, via HEP's pipelines running from Artesia to San Juan County, New Mexico, and to Bloomfield, New Mexico. We have refined product storage through our pipelines and terminals agreement with HEP at terminals in El Paso, Texas; Tucson, Arizona; and Artesia and Moriarty, New Mexico.

Table of Content

El Paso Market
The El Paso market for refined products is currently supplied by a number of area and Gulf Coast refiners and pipelines. Area refiners include Navajo, WRB Refining, LLC (“WRB”) (a joint venture between Phillips 66 and Cenovus Energy), Valero, Alon USA, Inc. (“Alon”) and Western Refining. Pipelines serving this market are owned by Magellan, NuStar Energy L.P. and HEP. Refined products from the Gulf Coast are transported via Magellan pipelines.

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

Principal Products
Set forth below is information regarding the principal products produced at our Navajo Refinery:

	Years Ended December 31,
	2015	2014	2013
Southwest Region (Navajo Refinery)
Sales of produced refined products:
Gasolines	55%	54%	51%
Diesel fuels	39%	38%	39%
Fuel oil	2%	4%	6%
Asphalt	1%	1%	1%
LPG and other	3%	3%	3%
Total	100%	100%	100%

Crude Oil and Feedstock Supplies
The Navajo Refinery is situated near the Permian Basin, an area that has historically, and continues to have, abundant supplies of crude oil available both for regional users and for export to other areas. We purchase crude oil from independent producers in southeastern New Mexico and west Texas as well as from major oil companies. The crude oil is gathered through HEP's pipelines and through third-party tank trucks and crude oil pipeline systems for delivery to the Navajo Refinery.

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

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)

Facilities
The Cheyenne and the Woods Cross Refineries have crude oil processing capacities of 52,000 and 31,000 barrels per stream day, respectively. The Cheyenne Refinery processes heavy Canadian crudes as well as local sweet crudes such as that produced from the Bakken shale and similar resources. The Woods Cross Refinery processes regional sweet and black wax crude as well as Canadian sour crude oils into high-value light products. For 2015, gasoline and diesel fuel (excluding volumes purchased for resale) represented 57% and 36%, respectively, of our Rocky Mountain sales volumes.

Table of Content

The following table sets forth information about our Rocky Mountain region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2015	2014	2013
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	68,770	64,820	64,680
Refinery throughput (BPD) (2)	74,480	71,130	70,440
Refinery production (BPD) (3)	70,180	68,140	67,860
Sales of produced refined products (BPD)	68,000	68,520	68,870
Sales of refined products (BPD) (4)	73,320	72,390	72,280
Refinery utilization (5)	82.9%	78.1%	77.9%

Average per produced barrel (6)
Net sales	$70.05	$107.51	$112.49
Cost of products (7)	51.80	90.95	94.63
Refinery gross margin (8)	18.25	16.56	17.86
Refinery operating expenses (9)	9.89	10.20	8.65
Net operating margin (8)	$8.36	$6.36	$9.21

Refinery operating expenses per throughput barrel (10)	$9.03	$9.83	$8.46

Feedstocks:
Sweet crude oil	42%	44%	43%
Sour crude oil	—%	2%	1%
Heavy sour crude oil	37%	30%	34%
Black wax crude oil	13%	15%	14%
Other feedstocks and blends	8%	9%	8%
Total	100%	100%	100%

Footnote references are provided under our Consolidated Refinery Operating Data table on page 7.

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

Construction continues on our existing expansion project to increase planned processing capacity to 45,000 BPSD and includes new refining facilities and a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. This initial phase of the project is expected to cost $420.0 million and is planned to be put into operation during the first quarter of 2016. An additional investment of $20.0 million is being made to allow for greater crude slate flexibility, which we believe will increase capacity utilization and improve overall economic returns during periods when wax crudes are in short supply. Further discussion of this project can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Liquidity and Capital Resources.

Table of Content

We have signed a 10-year, 20,000 BPD crude oil supply agreement with Newfield Exploration Company. This agreement will supply black and yellow wax crude oil produced in the nearby Uinta Basin to the Woods Cross Refinery. Upon completion of the expansion, the Woods Cross Refinery's capacity to process waxy crude is expected to double to approximately 24,000 BPD.

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

Principal Products
Set forth below is information regarding the principal products produced at our Cheyenne and Woods Cross Refineries:

	Years Ended December 31,
	2015	2014	2013
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Sales of produced refined products:
Gasolines	57%	56%	56%
Diesel fuels	36%	33%	30%
Jet fuels	—%	—%	1%
Fuel oil	3%	1%	1%
Asphalt	2%	5%	5%
LPG and other	2%	5%	7%
Total	100%	100%	100%

Crude Oil and Feedstock Supplies
Crude oil is transported to the Cheyenne Refinery from suppliers in Canada, Colorado, Nebraska, North Dakota and Montana via common carrier pipelines owned by Spectra, Plains and Suncor Energy, as well as by truck. The Woods Cross Refinery currently obtains crude oil from suppliers in Canada, Wyoming, Utah and Colorado as delivered via common carrier pipelines that originate in Canada, Wyoming and Colorado. We also receive crude oil via the SLC Pipeline, a joint venture common carrier pipeline in which HEP owns a 25% interest. Supplies of black wax crude oil are shipped via truck.

Table of Content

HollyFrontier Asphalt Company

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

HOLLY ENERGY PARTNERS, L.P.

HEP is a Delaware limited partnership that trades on the New York Stock Exchange under the trading symbol “HEP.” HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon's refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, a 50% interest in Frontier Pipeline Company, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”), and a 25% interest in SLC Pipeline, LLC, the owner of a pipeline (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Alon, by charging fees for terminalling and storing refined products and other hydrocarbons and providing other services at its storage tanks, terminals and refinery processing units. HEP does not take ownership of products that it transports, terminals, stores or refines; therefore, it is not directly exposed to changes in commodity prices.

HEP's recent acquisitions (2011 through present) are summarized below:

Magellan Asset Exchange
On February 22, 2016, we obtained a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in a non-monetary exchange for a 20-year terminalling services agreement, whereby, a subsidiary of Magellan Midstream Partners (“Magellan Midstream”) will provide terminalling services for all of our products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Osage is the owner of the Osage pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. The Osage pipeline is the primary pipeline that supplies our El Dorado Refinery with crude oil.
Concurrent with this transaction, we entered into a nonmonetary exchange with HEP; whereby, we received HEP’s El Paso terminal in exchange for our interest in Osage. Under this exchange, HEP also agreed to build two connections on its south products pipeline system that will permit us access to Magellan Midstream’s El Paso terminal. Effective upon the closing of this exchange, HEP is the named operator of the Osage pipeline and is working to transition into that role.

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

Frontier Pipeline Interest Transaction
On August 31, 2015, HEP purchased a 50% interest in Frontier Pipeline Company, owner of the Frontier Pipeline, from an affiliate of Enbridge, Inc. for $55.0 million. Frontier Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P. (“Plains”), which owns the remaining 50% interest. The 289-mile crude oil pipeline runs from Casper, Wyoming to Frontier Station, Utah and has a 72,000 BPD capacity. The Frontier Pipeline supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

Crude Tank Farm Asset Transaction
On March 6, 2015, HEP purchased an existing crude tank farm adjacent to our El Dorado Refinery from an unrelated third-party for $27.5 million in cash. We are the main customer of this crude tank farm.

Table of Content

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

Transportation Agreements

Agreements with HEP
HEP serves our refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring in 2019 through 2030. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP, including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of December 31, 2015, these agreements result in minimum annualized payments to HEP of $244.9 million.

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

As of December 31, 2015, HEP's assets include:

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

•
two 65-mile pipelines that transport intermediate feedstocks and crude oil from our Navajo Refinery crude oil distillation and vacuum facilities in Lovington, New Mexico to our petroleum refinery facilities in Artesia, New Mexico;

•	one 65-mile intermediate pipeline that is used for the shipment of crude oil from the gathering systems in Barnsdall and Beeson, New Mexico to our Navajo Refinery.

•	approximately 940 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that primarily deliver crude oil to our Navajo Refinery;

•	approximately 8 miles of refined product pipelines that support our Woods Cross Refinery located near Salt Lake City, Utah;

•	gasoline and diesel connecting pipelines that support our Tulsa East facility;

•	five intermediate product and gas pipelines between our Tulsa East and Tulsa West facilities;

•	crude receiving assets located at our Cheyenne Refinery;

•	a 75% interest in the UNEV Pipeline, a 427-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada;

•	a 50% interest in Frontier Pipeline, a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline; and

•
a 25% interest in the SLC Pipeline, a 95-mile intrastate crude oil pipeline system that transports crude oil into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline, as well as crude oil flowing from Wyoming and Utah via Plains Rocky Mountain Pipeline.

Table of Content

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

•	on-site crude oil tankage at our Tulsa, El Dorado, Navajo, Cheyenne and Woods Cross Refineries having an aggregate storage capacity of approximately 1,350,000 barrels;

•	on-site refined and intermediate product tankage at our El Dorado, Tulsa and Cheyenne Refineries having an aggregate storage capacity of approximately 8,800,000 barrels;

•	eleven crude oil tanks adjacent to our El Dorado Refinery with a capacity of approximately 1,200,000 barrels that primarily serve our El Dorado Refinery;

•	a 75% interest in UNEV Pipeline's product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 615,000 barrels; and

•	a 50% interest in Frontier Pipeline's tankage with an aggregate capacity of approximately 72,000 barrels.

Refinery Processing Units

•	a newly completed naphtha fractionation tower at our El Dorado Refinery, with a capacity of 50,000 BPD of desulfurized naphtha; and

•	a newly completed hydrogen generation unit at our El Dorado Refinery, with a capacity of 6.1 million standard cubic feet per day of natural gas.

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

Employees and Labor Relations
As of December 31, 2015, we had 2,704 employees, of which 908 are currently covered by collective bargaining agreements having various expiration dates between 2016 and 2019. We consider our employee relations to be good.

Environmental Regulation
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

Table of Content

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects, and the issuance of injunctive relief limiting or prohibiting certain operations. The following is a description of the principal environmental laws applicable to our operations.

Clean Air Act - Our operations and many of the products we manufacture are subject to certain requirements of the Federal Clean Air Act (“CAA”) as well as related state and local laws and regulations. Certain CAA regulatory programs applicable to our refineries require capital expenditures for the installation of certain air pollution control devices. Additionally, the EPA has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. In addition, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Also, in December 2015, the EPA issued a final rule, effective February 2016, that amends three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. Refineries have up to three years from the effective date of the final rule to come into compliance with certain requirements of the rule, such as the performance requirements for flares, while other aspects of the rule require compliance to be achieved at a sooner date. In February 2016, the EPA proposed to give refineries an additional 18 months to comply with a small subset of the rules. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations.

Fuel Quality Regulation - Also, we are subject to the EPA's Control of Hazardous Air Pollutants from Mobile Sources (“MSAT2”) regulations that impose reductions in the benzene content of our produced gasoline. Our refineries currently purchase a portion of their benzene credits to meet these requirements. If economically justified or otherwise determined to be beneficial, we could implement additional benzene reduction projects to eliminate the need to purchase benzene credits.

The Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 (“EISA”) prescribe certain percentages of renewable fuels (e.g., ethanol and biofuels) that, where required, must be blended into our produced gasoline and diesel. The Renewable Fuel Standard 2 (“RFS2”) regulations, finalized by the EPA in 2010 to implement the EISA, requires that most refiners blend increasing amounts of biofuels with refined products through 2022. Because the EISA requires specified volumes of biofuels, if the demand for motor fuels decreases in future years, even higher percentages of biofuels may be required. Alternatively, credits called Renewable Identification Numbers (“RINs”) can be used instead of physically blending biofuels. The price of RINS has been subject to extreme volatility over the years and costs to purchase RINs can be significant.

On November 30, 2015, the EPA issued final multi-year volume mandates under the RFS2 for 2014 to 2016. While these volume mandates are generally lower than the statutory mandates, they represent a slight increase over the volumes initially proposed by the EPA for this three-year period and such volume mandates could be increased in the future. It is possible we could find ourselves unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and would, therefore, have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in renewable volume requirements could have an adverse impact on our results of operations.

Additional changes in fuel standards with respect to sulfur content of gasoline, called Tier 3 standards, to reduce vehicle emissions were finalized in 2014. These new requirements, other requirements of the CAA, and other presently existing or future environmental regulations may cause us to make substantial capital expenditures and purchase credits at significant cost to enable our refineries to produce products that meet applicable requirements.

Table of Content

Climate Change - In recent years, various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. In August 2015, the EPA finalized the “Clean Power Plan” requiring states to reduce carbon dioxide emissions from coal fired power plants that will likely result in a combination of plant closures, switching to renewable energy and natural gas, and demand reduction. In February 2016, the U.S. Supreme Court stayed implementation of the rule pending judicial challenges to the rule. At this time, we cannot predict the outcome of this litigation. In any event, this rule would not directly affect our operations, but it could result in increased power costs for our refineries in future years. In addition, the EPA has indicated that it intends to regulate refinery GHG emissions from new and existing sources through a New Source Performance Standard, although there is no firm proposal or date for such regulation and the EPA has said that such a performance standard is not imminent.

EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Moreover, the EPA directly regulates GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration (“PSD”) and Federal Operating Permit (“Title V”) programs. In June 2014, the United States Supreme Court ruled that the EPA may not require PSD and Title V permits solely because of GHG emissions, but may require Best Available Control Technology (“BACT”) for GHG emissions above a certain threshold if emissions of other pollutants would otherwise require PSD permitting. While this decision does not impose any limits or controls on GHG emissions from current operations, GHG emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements pertaining to GHG emissions, such as BACT. Severe limitations on GHG emissions could also adversely affect demand for the gasoline that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

Water Discharges - Our operations are also subject to the Federal Clean Water Act (“CWA”), the Federal Safe Drinking Water Act (“SDWA”) and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in conformance with legal authorization, such as pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal, state and local governmental agencies. NPDES permits and analogous water discharge permits are valid for a maximum of five years and must be renewed. In September 2015, new EPA and U.S. Army Corps of Engineers (“Corps”) rules defining the scope of the EPA’s and the Corps’ jurisdiction became effective. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of CWA programs, and implementation of the rule has been stayed pending resolution of the court challenge. Also, pursuant to the CWA and its implementing regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on‑site storage of significant quantities of oil.

Hazardous Substances and Wastes - We generate wastes that may be subject to the Resource Conservation and Recovery Act and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. The EPA is currently working on several rulemakings that could impact how our refineries manage various waste streams. While these rulemakings are still in development, it does not appear that these rules will significantly impact our refineries.

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

Oil Pollution Act - The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed of. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2015, we had an accrual of $98.1 million related to such environmental liabilities.

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

Occupational Health and Safety - Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain a myriad of safety programs, safety-related maintenance programs, implement a regiment of training requirements and otherwise comply with a host of occupational safety and health standards and regulations as part of our ongoing efforts to ensure compliance with all applicable laws and regulations in this area. As part of our compliance efforts, we have established hazard communications programs pursuant to the Occupational Safety and Health Administration’s (“OSHA”) hazard communication standard, and state right-to-know standards where applicable, which require the communication of information regarding chemical hazards in the workplace associated with chemicals manufactured or handled in our facilities. EPA regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and related federal or comparable state statutes also require that information be maintained concerning hazardous materials used in or released from our operations and that this information be provided to state and local government authorities and citizens under certain circumstances. Our operations are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The EPA has imposed substantially similar requirements under its Risk Management Plan regulations. Compliance with applicable state and federal occupational health and safety laws and regulations, as well as environmental regulations, has required, and continues to require, substantial expenditures.

Occupational health and environmental legislation, regulations and regulatory programs change frequently. We cannot predict what additional occupational health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Compliance with more stringent laws or regulations or adverse changes in the interpretation of existing laws or regulations by government agencies could have an adverse effect on our financial position and the results of our operations and could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess.

Table of Content

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

Among these factors is the demand for crude oil and refined products, which is largely driven by the conditions of local and worldwide economies as well as by weather patterns and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, also have a significant impact on our activities. Operating results can be affected by these industry factors, product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, and factors that are specific to us, such as the success of particular marketing programs and the efficiency of our refinery operations. The demand for crude oil and refined products can also be reduced due to a local or national recession or other adverse economic condition that results in lower spending by businesses and consumers on gasoline and diesel fuel, higher gasoline prices due to higher crude oil prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.

We do not produce crude oil and must purchase all our crude oil, the price of which fluctuates based upon worldwide and local market conditions. Our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond our control. For example, the reversal of certain existing pipelines or the construction of certain new pipelines transporting additional crude oil or refined products to markets that serve competing refineries could affect the market dynamic that has allowed us to take advantage of favorable pricing. Also, in December 2015, the U.S. Congress lifted the ban on the ability of producers to export domestic crude oil. This could potentially impact crack spreads and price differentials between domestic and foreign crude oils. A deterioration of crack spreads or price differentials between domestic and foreign crude oils could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Table of Content

Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and / or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, crude oil supply contracts are generally short-term contracts with market-responsive pricing provisions. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial condition and results of operations. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. For example, we recorded a non-cash increase to cost of products sold in the amounts of $227.0 million and $397.5 million for the years ended December 31, 2015 and 2014, respectively. Continued volatility in crude oil and refined products prices could result in additional lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover.

A material decrease in the supply of crude oil or other raw materials available to our refineries could significantly reduce our production levels and negatively affect our operations.

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

For certain raw materials and utilities used by our refineries, there are a limited number of suppliers and, in some cases, the supplies are specific to the particular geographic region in which a facility is located. It is also common in the refining industry for a facility to have a sole, dedicated source for its utilities, such as steam, electricity, water and gas. Having a sole or limited number of suppliers may limit our negotiating power, particularly in the case of rising raw material costs. Any new supply agreements we enter into may not have terms as favorable as those contained in our current supply agreements.

Additionally, there is growing concern over the reliability of water sources. The decreased availability or less favorable pricing for water as a result of population growth, drought or regulation could negatively impact our operations.

If our raw material, utility or water supplies were disrupted, our businesses may incur increased costs to procure alternative supplies or incur excessive downtime, which would have a direct negative impact on our operations.

Table of Content

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

One of the ways we may grow our business is through the construction of new refinery processing units (or the purchase and refurbishment of used units from another refinery) and the expansion of existing ones. Projects are generally initiated to increase the yields of higher-value products, increase the amount of lower cost crude oils that can be processed, increase refinery production capacity, meet new governmental requirements, or maintain the operations of our existing assets. Additionally, our growth strategy includes projects that permit access to new and/or more profitable markets. The construction process involves numerous regulatory, environmental, political, and legal uncertainties, most of which are not fully within our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or obtaining or renewing permits, licenses, registrations and other authorizations;

•	societal and political pressures and other forms of opposition;

•	compliance with or liability under environmental regulations;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions, explosions, fires, spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

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

Refinery and pipeline operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances by pipeline, truck, rail and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of the environment. Permits or other authorizations are required under these laws for the operation of our refineries, pipelines and related operations, and these permits and authorizations are subject to revocation, modification and renewal or may require operational changes, which may involve significant costs. Furthermore, a violation of permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or refinery shutdowns. In addition, major modifications of our operations due to changes in the law could require changes to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. For example, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Also, in December 2015, the EPA issued a final rule, effective February 2016, that amends three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. Over the years, there have been ongoing communications, including notices of violations, about environmental matters between us and federal and state authorities, some of which have resulted or will result in changes to operating procedures and in capital expenditures. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of our operations and capital requirements.

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

Table of Content

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the refined products we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other greenhouse gas emissions, or “GHGs,” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal CAA. For example, the EPA adopted rules that require certain large stationary sources to obtain permits to authorize emissions of GHGs. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis. The EPA has also announced its intention to issue a New Source Performance Standard directly regulating GHG emissions from refineries, although recent statements from EPA Administrator McCarthy indicate that issuance of such Performance Standard is not imminent..

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

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, cyber-attacks, power failures, mechanical failures and other events beyond our control. These events could result in an injury, loss of life, property damage or destruction, as well as a curtailment or an interruption in our operations and may affect our ability to meet marketing commitments.

We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates and exclusions from coverage may limit our ability to recover the amount of the full loss in all situations. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. We are not fully insured against all risks incident to our business and therefore, we self-insure certain risks. If any refinery were to experience an interruption in operations, earnings from the refinery could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities can result in significant costs to both industry companies, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost. In addition, we cannot assure you that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. Further, our underwriters could have credit issues that affect their ability to pay claims. If a significant accident or event occurs that is self-insured or not fully insured, it could have a material adverse effect on our business, financial condition and results of operations.

Table of Content

The availability and cost of renewable identification numbers and other required credits could have an adverse effect on our financial condition and results of operations.

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

The domestic and global financial markets and economic conditions are disrupted and volatile from time to time due to a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions and uncertainty in the financial services sector. In addition, the fixed-income markets have experienced periods of extreme volatility, which negatively impacted market liquidity conditions. Recently, the equity and debt markets for many energy industry companies have been adversely affected by low oil prices. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from these markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers. In addition, lending counterparties under any existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations, or we may experience a decrease in our capacity to issue debt or obtain commercial credit or a deterioration in our credit profile, including a rating agency lowering or withdrawing of our credit ratings if, in its judgment, the circumstances warrant. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be required to sell assets. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or construction projects, take advantage of other business opportunities or respond to competitive pressures, comply with regulatory requirements, or meet our short-term or long-term working capital requirements, any of which could have a material adverse effect on our revenues and results of operations. Failure to comply with regulatory requirements in a timely manner or meet our short-term or long-term working capital requirements could subject us to regulatory action.

We depend upon HEP for a substantial portion of the crude supply and distribution network that serve our refineries, and we own a significant equity interest in HEP.

We currently own a 39% interest in HEP, including the 2% general partner interest. HEP operates a system of crude oil and petroleum product pipelines, distribution terminals and refinery tankage in Arizona, Idaho, Kansas, Nevada, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, leasing certain pipeline capacity to Alon, charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves the Cheyenne, El Dorado, Navajo, Woods Cross and Tulsa Refineries under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2019 through 2026 and serves the El Dorado Refinery under long-term tolling agreements expiring in 2030. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:

•	its reliance on its significant customers, including us;

•	competition from other pipelines;

Table of Content

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

For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” For risks related to HEP's business, see Item 1A of HEP's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Terrorist attacks (including cyber-attacks), and the threat of terrorist attacks or domestic vandalism, have resulted in increased costs to our business. Continued global hostilities or other sustained military campaigns may adversely impact our results of operations.

The long-term impacts of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks (including cyber-attacks) on the energy transportation industry in general, and on us in particular, are unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism have resulted in increased costs to our business. Uncertainty surrounding continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

In 2010, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) finalized new standards, raising the required Corporate Average Fuel Economy (“CAFE”) of the nation's passenger fleet by 40% to approximately 35 miles per gallon (“m.p.g.”) by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA adopted standards through model year 2025 in two phases. The first phase establishes final standards for 2017-2021 model year vehicles that are projected to require 40.3 - 41.0 m.p.g. in model year 2021 on an average industry fleet-wide basis. The second phase of the CAFE program represents non-final “augural” standards for 2022-2025 model year vehicles that are projected to require 48.7 - 49.7 m.p.g. in model year 2025, on an average industry fleet-wide basis. Such increases in fuel economy standards, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could have a material effect on our financial condition and results of operation.

Table of Content

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

We will only be able to pay dividends from our available cash on hand, cash from operations or borrowings under our credit agreement. The declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, and restrictions in our debt agreements and legal requirements. We cannot assure you that any dividends will be paid or the frequency or amounts of such payments.

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

Table of Content

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

Our business may suffer due to a departure of any of our key senior executives or other key employees. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.

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
As of December 31, 2015, approximately 34% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

The market price of our common stock may fluctuate significantly, and the value of a stockholder’s investment could be impacted.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

Table of Content

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	future sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	sales of common stock by us, our senior officers or our affiliates; and/or

•	the other factors described in these Risk Factors.

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

Cheyenne
HollyFrontier Cheyenne Refining LLC (“HFCR”), our wholly-owned subsidiary, completed certain environmental audits at the Cheyenne Refinery regarding compliance with federal and state environmental requirements. By letters dated October 5, 2012, November 7, 2012, and January 10, 2013, and pursuant to the EPA's audit policy to the extent applicable, HFCR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting requirements, and provisions of a 2009 federal consent decree. By letters dated October 31, 2012; February 6, 2013; June 21, 2013; July 9, 2013 and July 25, 2013, and pursuant to applicable Wyoming audit statutes, HFCR submitted environmental audit reports to the Wyoming Department of Environmental Quality (“WDEQ”) voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery's state air permit and other environmental regulatory requirements. No further action has been taken by either agency at this time. In early 2016, the Cheyenne Refinery settled an outstanding Notice of Violations issued in January 2013 for a non-material amount.

Table of Content

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) manufactures paraffin and hydrocarbon waxes at its Tulsa West facility. On March 11, 2014, the EPA issued a notice to HFTR of possible violations of certain provisions of the federal Toxic Substances Control Act in connection with the manufacture of certain of these products. HFTR and the EPA met and are working productively towards a settlement of this matter.

Fuels Regulation
Between November 2010 and February 2012, certain of our subsidiaries submitted multiple reports to the EPA to voluntarily disclose non-compliance with fuels regulations at the Cheyenne, El Dorado, Navajo, Tulsa and Woods Cross Refineries and at the Cedar City, Utah and Henderson, Colorado terminals. Our subsidiaries have concluded settlement discussions with the EPA in order to resolve the voluntarily disclosed non-compliance events, and a Consent Decree reflecting the terms of the settlement has been entered by the U.S. District Court.

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

Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.” The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends declared per share and the trading volume of common stock for the periods indicated:

Years Ended December 31,	High	Low	Dividends	Trading Volume
2015
Fourth quarter	$52.30	$39.00	$0.33	153,988,900
Third quarter	$54.73	$42.68	$0.33	213,026,200
Second quarter	$43.71	$35.89	$0.33	157,763,200
First quarter	$45.05	$30.15	$0.32	210,069,400

2014
Fourth quarter	$46.47	$35.31	$0.82	152,657,400
Third quarter	$51.31	$42.76	$0.82	139,658,000
Second quarter	$53.42	$43.61	$0.82	152,909,200
First quarter	$50.74	$43.17	$0.80	174,540,200

In May 2015, our Board of Directors approved a $1 billion share repurchase program authorizing us to repurchase common stock in the open market or through privately negotiated transactions based on market conditions, securities law limitations and other relevant considerations. The following table includes repurchases made under this program during the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 2015	2,200,000	$48.82	2,200,000	$451,555,135
November 2015	1,700,000	$49.75	1,700,000	$366,981,645
December 2015	1,300,000	$45.22	1,300,000	$308,192,745
Total for October to December 2015	5,200,000		5,200,000

As of February 9, 2016, we had approximately 87,745 stockholders, including beneficial owners holding shares in street name.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
FINANCIAL DATA (1)
For the period
Sales and other revenues	$13,237,920	$19,764,327	$20,160,560	$20,090,724	$15,439,528
Income before income taxes (2)	1,208,568	467,500	1,159,399	2,787,995	1,641,695
Income tax provision	406,060	141,172	391,576	1,027,962	581,991
Net income	802,508	326,328	767,823	1,760,033	1,059,704
Less net income attributable to noncontrolling interest	62,407	45,036	31,981	32,861	36,307
Net income attributable to HollyFrontier stockholders	$740,101	$281,292	$735,842	$1,727,172	$1,023,397
Earnings per share attributable to HollyFrontier stockholders - basic	$3.91	$1.42	$3.66	$8.41	$6.46
Earnings per share attributable to HollyFrontier stockholders - diluted	$3.90	$1.42	$3.64	$8.38	$6.42
Cash dividends declared per common share	$1.31	$3.26	$3.20	$3.10	$1.34
Average number of common shares outstanding:
Basic	188,731	197,243	200,419	204,379	157,948
Diluted	188,940	197,428	201,234	205,274	158,756

Net cash provided by operating activities	$979,626	$758,596	$869,174	$1,662,687	$1,338,391
Net cash provided by (used for) investing activities	$(381,748)	$(292,322)	$(526,735)	$(711,104)	$228,494
Net cash used for financing activities	$(1,099,330)	$(838,392)	$(1,160,035)	$(772,788)	$(217,082)

At end of period
Cash, cash equivalents and investments in marketable securities	$210,552	$1,042,095	$1,665,263	$2,393,401	$1,840,610
Working capital (3)	$587,450	$1,549,004	$2,445,953	$2,961,037	$2,205,746
Total assets (4)	$8,388,299	$9,230,047	$10,055,763	$10,326,628	$9,573,896
Total debt (4,5)	$1,040,040	$1,054,297	$996,543	$1,333,869	$1,212,395
Total equity	$5,809,773	$6,100,719	$6,609,398	$6,642,658	$5,835,900

(1)
We merged with Frontier on July 1, 2011. Our consolidated financial and operating results reflect the operations of the merged Frontier businesses beginning July 1, 2011. See “Company Overview” under Items 1 and 2, “Business and Properties” for information on our merger.

(2)	Reflects non-cash lower of cost or market inventory valuation adjustment charges of $227.0 million and $397.5 million for the years ended December 31, 2015 and 2014, respectively.

(3)
Prior period working capital has been recast to reflect the early adoption of a November 2015 accounting standard update requiring current deferred tax liabilities and assets to be classified as noncurrent amounts. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

(4)
Prior period total assets and debt have been recast to reflect the early adoption of an April 2015 accounting standard update requiring debt issuance costs to be presented as a direct deduction from the carrying amount of the debt liability. See Note 1 "Description of Business and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

(5)	Includes total HEP debt of $1,008.8 million, $867.0 million, $806.7 million, $863.5 million and $525.0 million, respectively, which is non-recourse to HollyFrontier.

Table of Content

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are principally an independent petroleum refiner that produces high-value refined products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate refineries having a combined nameplate crude oil processing capacity of 443,000 barrels per day that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Our refineries are located in El Dorado, Kansas (the El Dorado Refinery), Tulsa, Oklahoma (the Tulsa Refineries), which comprise two production facilities, the Tulsa West and East facilities, Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the Navajo Refinery), Cheyenne, Wyoming (the Cheyenne Refinery) and Woods Cross, Utah (the Woods Cross Refinery).

For the year ended December 31, 2015, net income attributable to HollyFrontier stockholders was $740.1 million compared to $281.3 million and $735.8 million for the years ended December 31, 2014, and 2013, respectively. Overall gross refining margins per produced product sold for 2015 increased 15% over the year ended December 31, 2014, which was due principally to strong operational reliability and utilization rates across our refining system. Additionally, net income for the years ended December 31, 2015 and 2014 reflect non-cash charges of $227.0 million ($139.0 million after-tax) and $397.5 million ($244.0 million after-tax), respectively, to adjust the value of our inventory to the lower of cost or market.

For the year, our reliability and process safety initiatives drove our refinery utilization rate to 97.6%, the highest level achieved since our merger and a 6% increase compared to 2014. Additionally, improved operational reliability, cost management efforts and lower natural gas costs contributed to a 7% reduction in operating expenses to $1,060.4 million and gross refining margins increased to $16.07. Together, strong operational performance, improved realized margins and lower operating costs drove a 74% increase in earnings per share compared to 2014 (exclusive of inventory valuation charges).

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). We expect continued volatility in the pricing relationship between inland and coastal crude, which is currently averaging in the range of $1.00 to $(1.00) per barrel.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS2 regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of December 31, 2015, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

A more detailed discussion of our financial and operating results for the years ended December 31, 2015, 2014 and 2013 is presented in the following sections.

Table of Content

Results Of Operations

Financial Data

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Sales and other revenues	$13,237,920	$19,764,327	$20,160,560
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	10,239,218	17,228,385	17,392,227
Lower of cost or market inventory valuation adjustment	226,979	397,478	—
	10,466,197	17,625,863	17,392,227
Operating expenses (exclusive of depreciation and amortization)	1,060,373	1,144,940	1,090,850
General and administrative expenses (exclusive of depreciation and amortization)	120,846	114,609	127,963
Depreciation and amortization	346,151	363,381	303,446
Total operating costs and expenses	11,993,567	19,248,793	18,914,486
Income from operations	1,244,353	515,534	1,246,074
Other income (expense):
Earnings (loss) of equity method investments	(3,738)	(2,007)	(2,072)
Interest income	3,391	4,430	5,556
Interest expense	(43,470)	(43,646)	(68,050)
Loss on early extinguishment of debt	(1,370)	(7,677)	(22,109)
Gain on sale of assets and other	9,402	866	—
	(35,785)	(48,034)	(86,675)
Income before income taxes	1,208,568	467,500	1,159,399
Income tax provision	406,060	141,172	391,576
Net income	802,508	326,328	767,823
Less net income attributable to noncontrolling interest	62,407	45,036	31,981
Net income attributable to HollyFrontier stockholders	$740,101	$281,292	$735,842
Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.91	$1.42	$3.66
Diluted	$3.90	$1.42	$3.64
Cash dividends declared per common share	$1.31	$3.26	$3.20
Average number of common shares outstanding:
Basic	188,731	197,243	200,419
Diluted	188,940	197,428	201,234

Other Financial Data

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$979,626	$758,596	$869,174
Net cash used for investing activities	$(381,748)	$(292,322)	$(526,735)
Net cash used for financing activities	$(1,099,330)	$(838,392)	$(1,160,035)
Capital expenditures	$676,155	$564,821	$425,127
EBITDA (1)	$1,533,761	$832,738	$1,515,467

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

	Years Ended December 31,
	2015	2014	2013
Consolidated
Crude charge (BPD) (1)	432,560	406,180	387,520
Refinery throughput (BPD) (2)	463,580	436,400	424,780
Refinery production (BPD) (3)	446,560	425,010	413,820
Sales of produced refined products (BPD)	438,000	420,990	410,730
Sales of refined products (BPD) (4)	488,350	461,640	446,390
Refinery utilization (5)	97.6%	91.7%	87.5%

Average per produced barrel (6)
Net sales	$71.32	$110.19	$115.60
Cost of products (7)	55.25	96.21	99.61
Refinery gross margin (8)	16.07	13.98	15.99
Refinery operating expenses (9)	5.71	6.38	6.15
Net operating margin (8)	$10.36	$7.60	$9.84

Refinery operating expenses per throughput barrel (10)	$5.39	$6.16	$5.95

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Excludes lower of cost or market inventory valuation adjustment of $227.0 million and $397.5 million for the years ended December 31, 2015 and 2014, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization and pension settlement costs.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization and pension settlement costs, divided by refinery throughput.

Table of Content

Results of Operations – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2015 was $740.1 million ($3.91 per basic and $3.90 per diluted share), a $458.8 million increase compared to $281.3 million ($1.42 per basic and diluted share) for the year ended December 31, 2014. Net income increased due principally to a year-over-year increase in refining margins and sales volumes, improved operational reliability and lower operating expenses. Additionally, current year earnings reflect a non-cash lower of cost or market inventory valuation charge of $139.0 million, net of tax, a decrease compared to $244.0 million in 2014. Refinery gross margins for the year ended December 31, 2015 increased to $16.07 per produced barrel from $13.98 for the year ended December 31, 2014.

Sales and Other Revenues
Sales and other revenues decreased 33% from $19,764.3 million for the year ended December 31, 2014 to $13,237.9 million for the year ended December 31, 2015 due to a year-over-year decrease in sales prices, partially offset by higher refined product sales volumes. The average sales price we received per produced barrel sold decreased 35% from $110.19 for the year ended December 31, 2014 to $71.32 for the year ended December 31, 2015. Sales and other revenues for the years ended December 31, 2015 and 2014 include $66.7 million and $57.3 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 41% from $17,625.9 million for the year ended December 31, 2014 to $10,466.2 million for the year ended December 31, 2015, due principally to lower crude oil costs and a $170.5 million year-over-year decrease in lower of cost or market inventory valuation charges, partially offset by higher sales volumes of refined products. During 2015, we recognized a $227.0 million charge attributable to a new $624.5 million lower of cost or market reserve at December 31, 2015 that was partially offset by the reversal of the $397.5 million inventory reserve that was established at December 31, 2014. The reserve at December 31, 2015 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 43% from $96.21 for the year ended December 31, 2014 to $55.25 for the year ended December 31, 2015.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 15% from $13.98 for the year ended December 31, 2014 to $16.07 for the year ended December 31, 2015. This was due to the effects of decreased crude oil and feedstock prices, partially offset by a decrease in the average per barrel sales price for refined products sold during the current year. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 7% from $1,144.9 million for the year ended December 31, 2014 to $1,060.4 million for the year ended December 31, 2015 due principally to a year-over-year decrease in repair and maintenance and natural gas fuel costs and lower environmental accruals compared to 2014. For the years ended December 31, 2015 and 2014, operating expenses include $100.0 million and $103.4 million, respectively, in costs attributable to HEP operations.

General and Administrative Expenses
General and administrative expenses increased 5% from $114.6 million for the year ended December 31, 2014 to $120.8 million for the year ended December 31, 2015. This is attributable to overall higher incentive compensation and legal costs for the current year, net of the effects of state high-wage credits recognized during the second quarter of 2015. For the years ended December 31, 2015 and 2014, general and administrative expenses include $10.2 million and $8.5 million, respectively, in costs attributable to HEP operations.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 5% from $363.4 million for the year ended December 31, 2014 to $346.2 million for the year ended December 31, 2015. This decrease was due principally to the recognition of higher accelerated depreciation levels of assets no longer in operation during 2014, partially offset by depreciation and amortization during the current year attributable to capitalized improvement projects and capitalized refinery turnaround costs. For the years ended December 31, 2015 and 2014, depreciation and amortization expenses include $61.2 million and $60.5 million, respectively, in costs attributable to HEP operations.

Table of Content

Interest Income
Interest income for the year ended December 31, 2015 was $3.4 million compared to $4.4 million for the year ended December 31, 2014. This decrease was due to lower investment levels in marketable debt securities during the current year period.

Interest Expense
Interest expense was $43.5 million for the year ended December 31, 2015 compared to $43.6 million for the year ended December 31, 2014. This slight decrease is due principally to the effects of lower HollyFrontier interest expense as a result of the June 2015 redemption of the $150.0 million HollyFrontier senior notes, net of increased HEP interest expense attributable to higher year-over-year HEP debt levels. For the years ended December 31, 2015 and 2014, interest expense included $36.9 million and $36.1 million, respectively, in interest costs attributable to HEP operations.

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

Income Taxes
For the year ended December 31, 2015, we recorded income tax expense of $406.1 million compared to $141.2 million for the year ended December 31, 2014. This increase was due principally to higher pre-tax earnings during the year ended December 31, 2015 compared to 2014. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 33.6% and 30.2% for the years ended December 31, 2015 and 2014, respectively.

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

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 5% from $1,090.9 million for the year ended December 31, 2013 to $1,144.9 million for the year ended December 31, 2014 due principally to higher year-over-year repair and maintenance and natural gas fuel costs and increased environmental accruals, partially offset by $31.7 million in pension settlement costs incurred during 2013. For the years ended December 31, 2014 and 2013, operating expenses include $103.4 million and $95.7 million, respectively, in costs attributable to HEP operations.

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

Interest Income
Interest income for the year ended December 31, 2014 was $4.4 million compared to $5.6 million for the year ended December 31, 2013. This decrease was due to lower investment levels in marketable debt securities during 2014 as compared to 2013.

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

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier. At December 31, 2015, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $6.0 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has an $850 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At December 31, 2015, HEP was in compliance with all of its covenants, had outstanding borrowings of $712.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

As of December 31, 2015, our cash, cash equivalents and investments in marketable securities totaled $210.6 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of December 31, 2015, we had remaining authorization to repurchase up to $308.2 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $501.5 million for the year ended December 31, 2015. Net cash used for investing and financing activities of $381.7 million and $1,099.3 million, respectively, exceeded net cash provided by operating activities of $979.6 million. Working capital decreased by $961.6 million during the year ended December 31, 2015.

Cash Flows – Operating Activities

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash flows provided by operating activities were $979.6 million for the year ended December 31, 2015 compared to $758.6 million for the year ended December 31, 2014, an increase of $221.0 million. Net income for the year ended December 31, 2015 was $802.5 million, an increase of $476.2 million compared to $326.3 million for the year ended December 31, 2014. Non-cash adjustments to net income consisting of lower of cost or market inventory valuation adjustment, depreciation and amortization, net loss of equity method investments, inclusive of distributions, gain on sale of assets, unamortized premium / discount on early extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $492.0 million for the year ended December 31, 2015 compared to $580.0 million for the same period in 2014. Changes in working capital items decreased cash flows by $195.1 million for the year ended December 31, 2015 compared to $64.1 million for the year ended December 31, 2014. For the year ended December 31, 2015, turnaround expenditures decreased to $89.4 million from $96.8 million for the same period of 2014.

Table of Content

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash flows provided by operating activities were $758.6 million for the year ended December 31, 2014 compared to $869.2 million for the year ended December 31, 2013, a decrease of $110.6 million. Net income for the year ended December 31, 2014 was $326.3 million, a decrease of $441.5 million compared to $767.8 million for the year ended December 31, 2013. Non-cash adjustments to net income consisting of lower of cost or market inventory valuation adjustment, depreciation and amortization, net loss of equity method investments, inclusive of distributions, unamortized discount on the early extinguishments of debt, gain on sale of assets, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and loss on settlement of retirement benefit obligations, net of contributions totaled $580.0 million for the year ended December 31, 2014 compared to $430.4 million for the same period in 2013. Changes in working capital items decreased cash flows by $64.1 million for the year ended December 31, 2014 compared to $157.0 million for the year ended December 31, 2013. Additionally, for the year ended December 31, 2014, turnaround expenditures decreased to $96.8 million from $193.9 million for the same period of 2013.

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash flows used for investing activities were $381.7 million for the year ended December 31, 2015 compared to $292.3 million for the year ended December 31, 2014, an increase of $89.4 million. Cash expenditures for properties, plants and equipment for 2015 increased to $676.2 million from $564.8 million for the same period in 2014. These include HEP capital expenditures of $94.5 million and $109.7 million for the years ended December 31, 2015 and 2014, respectively. We received proceeds of $19.3 million and $16.6 million from the sale of assets during the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, we invested $509.3 million and $1,025.6 million, respectively, in marketable securities and received proceeds of $839.5 million and $1,276.4 million, respectively, from the sale or maturity of marketable securities. Additionally, HEP purchased a 50% interest in Frontier Pipeline for $55.0 million.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash flows used for investing activities were $292.3 million for the year ended December 31, 2014 compared to $526.7 million for the year ended December 31, 2013, a decrease of $234.4 million. Cash expenditures for properties, plants and equipment for 2014 increased to $564.8 million from $425.1 million for the same period in 2013. These include HEP capital expenditures of $109.7 million and $56.6 million for the years ended December 31, 2014 and 2013, respectively. We received proceeds of $16.6 million and $7.8 million from the sale of assets during the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2013, we acquired trucking operations for $11.3 million. Also for the years ended December 31, 2014 and 2013, we invested $1,025.6 million and $935.5 million, respectively, in marketable securities and received proceeds of $1,276.4 million and $846.1 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2016, we expect to spend approximately $475.0 million to $500.0 million in cash for capital projects appropriated in 2016 and prior years. In addition, we expect to spend approximately $110.0 million to $120.0 million on refinery turnarounds. Refinery turnaround spending is amortized over the useful life of the turnaround. Our expected capital and turnaround cash spending for 2016 is as follows:

Table of Content

	Expected Cash Spending Range

Location:
El Dorado	$50.0	$55.0
Tulsa	165.0	175.0
Navajo	140.0	145.0
Cheyenne	130.0	135.0
Woods Cross	80.0	85.0
Corporate and Other	20.0	25.0
Total	$585.0	$620.0

Type:
Sustaining	$115.0	$120.0
Reliability and Growth	150.0	160.0
Compliance and Safety	210.0	220.0
Turnarounds	110.0	120.0
Total	$585.0	$620.0

A significant portion of our current capital spending is associated with compliance-oriented capital improvements. This spending is required due to existing consent decrees (for projects including FCC unit flue gas scrubbers and tail gas treatment units), federal fuels regulations (particularly, Tier 3 which mandates a reduction in the sulfur content of blended gasoline), refinery waste water treatment improvements and other similar initiatives. Our refinery operations and related emissions are highly regulated at both federal and state levels, and we invest in our facilities as needed to remain in compliance with these standards. Additionally, when faced with new emissions or fuels standards, we seek to execute projects that facilitate compliance and also improve the operating costs and / or yields of associated refining processes.

El Dorado Refinery
Capital projects at the El Dorado Refinery include the completion of an FCC gasoline hydrotreater to meet Tier 3 gasoline requirements and a new tail gas treating unit to provide spare capacity to the existing unit. Growth projects include an upgrade project to improve reformer operation, yield and reliability. A project to improve Coker unit yield and capacity is currently being evaluated.

Tulsa Refineries
Capital spending for the Tulsa Refineries includes a project to improve FCC yields that will be implemented during a turnaround starting in February 2016. In conjunction with our Tier 3 strategy at the Tulsa Refineries, we are installing a new naphtha fractionation unit that improves both yield and octane enhancements to the gasoline pool.

Navajo Refinery
The Navajo Refinery capital spending in 2016 is primarily directed towards the installation of an FCC gasoline hydrotreater unit to address Tier 3 compliance. Additionally, the Navajo Refinery plans to increase crude capacity through targeted upgrades to several processing units that is expected to provide greater diesel and gasoline flexibility and increased diesel production.

Cheyenne Refinery
The Cheyenne Refinery capital spending in 2016 includes the completion of wastewater treatment plant improvements and a project to improve FCC yield and reliability to be implemented during a turnaround starting in April. An expansion to the heavy oil rack will allow an increase of asphalt and gas oil exports, and work progresses on a study to provide a redundant tail gas unit associated with the sulfur recovery process.

Table of Content

Woods Cross Refinery
Construction continues on our existing expansion project to increase planned processing capacity to 45,000 BPSD and includes new refining facilities and a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. This initial phase of the project is expected to cost $420.0 million and is planned to be put into operation during the first quarter of 2016. An additional investment of $20.0 million is being made to allow for greater crude slate flexibility, which we believe will increase capacity utilization and improve overall economic returns during periods when wax crudes are in short supply.

On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. Following an extended appeal process, the Executive Director of the Utah Department of Environmental Quality issued a final order in favor of Woods Cross on all claims on March 31, 2015 and dismissed the project opponents' arguments with prejudice. On April 27, 2015, the opponents filed a petition for review and notice of appeal with the Utah Court of Appeals challenging the agency's decision to uphold the permit and dismiss the project opponents' arguments. This appeal is now pending before the Utah Court of Appeals. The final legal briefs were submitted in December 2015. The expansion, and expected completion timeline and cost, are subject to the Woods Cross Refinery successfully defending the Approval Order on appeal at the Utah Court of Appeals.

Regulatory compliance items or other presently existing or future environmental regulations / consent decrees could cause us to make additional capital investments beyond those described above and incur additional operating costs to meet applicable requirements, including those related to recently promulgated Federal Tier 3 gasoline standards.

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2016 HEP capital budget is comprised of $13.0 million for maintenance capital expenditures and $57.0 million for expansion capital expenditures.

Cash Flows – Financing Activities

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash flows used for financing activities were $1,099.3 million for the year ended December 31, 2015 compared to $838.4 million for the year ended December 31, 2014, an increase of $260.9 million. During the year ended December 31, 2015, we purchased $742.8 million in common stock, paid $246.9 million in dividends and paid $155.2 million upon the redemption of our 6.875% senior notes. Also during this period, HEP received $973.9 million and repaid $832.9 million under the HEP Credit Agreement and paid distributions of $83.3 million to noncontrolling interests. During the year ended December 31, 2014, we purchased $158.8 million in common stock, paid $647.2 million in dividends and recognized $2.0 million excess tax benefits on our equity-based compensation. Also during this period, HEP received $642.3 million and repaid $434.3 million under the HEP Credit Agreement, paid $156.2 million upon the redemption of HEP's 8.25% senior notes and paid distributions of $78.2 million to noncontrolling interests.

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

Table of Content

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2015 in total and by period due beginning in 2016. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” Also, the table below does not reflect renewal options on our operating leases that are likely to be exercised.

		Payments Due by Period
Contractual Obligations and Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
HollyFrontier Corporation
Long-term debt - principal (1)	$31,288	$2,121	$5,093	$6,483	$17,591
Long-term debt - interest (2)	19,754	3,679	6,507	5,117	4,451
Supply agreements (3)	1,971,134	279,076	558,264	346,472	787,322
Transportation and storage agreements (4)	989,521	113,914	186,639	140,958	548,010
Other long-term obligations	23,517	13,934	7,234	2,349	—
Operating leases	456,895	63,078	114,417	102,227	177,173
	3,492,109	475,802	878,154	603,606	1,534,547

Holly Energy Partners
Long-term debt - principal (5)	1,012,000	—	712,000	300,000	—
Long-term debt - interest (6)	140,755	37,168	74,337	29,250	—
Pipeline operating and right of way leases	79,088	7,434	13,754	13,484	44,416
Other agreements	74,123	2,768	5,316	3,031	63,008
	1,305,966	47,370	805,407	345,765	107,424
Total	$4,798,075	$523,172	$1,683,561	$949,371	$1,641,971

(1)	Our long-term debt consists of a long-term financing obligation having a principal balance of $31.3 million at December 31, 2015.

(2)	Interest payments consist of interest on our long-term financing obligation.

(3)
We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2016 and 2030 using current market rates. Additionally, commitments include purchases of 20,000 BPD of crude oil under a 10-year agreement to supply our Woods Cross Refinery that is expected to commence upon completion of our expansion project in the first quarter of 2016.

(4)
Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2016 and 2033.

(5)
HEP's long-term debt consists of the $300.0 million principal balance on the 6.5% HEP senior notes and $712.0 million of outstanding borrowings under the HEP Credit Agreement. The HEP Credit Agreement expires in 2018.

(6)
Interest payments consist of interest on the 6.5% HEP senior notes and interest on long-term debt under the HEP Credit Agreement. Interest on the HEP Credit Agreement debt is based on the weighted average rate of 2.57% at December 31, 2015.

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

Inventory Valuation
Inventories are stated at the lower of cost, using the LIFO method for crude oil, unfinished and finished refined products and the average cost method for materials and supplies, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2015 and 2014, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $624.5 million and $397.5 million, respectively.

At December 31, 2015, our lower of cost or market inventory valuation reserve was $624.5 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Goodwill
We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment.

We performed our annual goodwill impairment testing as of July 1, 2015, which entailed an assessment of our reporting unit fair values relative to their respective carrying values that were derived using a combination of both income and market approaches. Our income approach utilizes the discounted future expected cash flows. Our market approach, which includes both the guideline public company and guideline transaction methods, utilizes pricing multiples derived from historical market transactions of other like-kind assets. Our discounted cash flows reflect estimates of future cash flows based on both historical and forward crack-spreads, forecasted production levels, operating costs and capital expenditures. Our goodwill is allocated by reporting unit as follows: El Dorado, $1.7 billion; Cheyenne, $0.3 billion; and HEP, $0.3 billion. Based on our testing as of July 1, 2015, the fair value of our Cheyenne reporting unit exceeded its carrying cost by approximately 8%. The fair value of our El Dorado and HEP reporting units substantially exceeded their respective carrying values. There were no impairments of goodwill during the years December 31, 2015, 2014 and 2013.

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

Table of Content

•	costs of crude oil and related grade differentials;

•	prices of refined products; and

•	our refining margins.

As of December 31, 2015, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2016	2017	Unit of Measure

Natural gas price swaps - long	38,400,000	19,200,000	19,200,000	MMBTU
Natural gas price swaps - short	19,200,000	9,600,000	9,600,000	MMBTU
Natural gas price swaps (basis spread) - long	20,616,000	10,308,000	10,308,000	MMBTU
Crude price swaps (basis spread) - long	11,712,000	11,712,000	—	Barrels
NYMEX futures (WTI) - short	1,840,000	1,840,000	—	Barrels
Forward gasoline and diesel contracts - long	525,000	525,000	—	Barrels
Forward gasoline and diesel contracts - short	625,000	625,000	—	Barrels
Physical crude contracts - short	38,000	38,000	—	Barrels
The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at December 31,
Commodity-based Derivative Contracts	2015	2014
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$23,130	$11,947

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of December 31, 2015, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.25% as of December 31, 2015, which equaled an effective interest rate of 3.24%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of December 31, 2015, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of December 31, 2015 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HEP Senior Notes	$300,000	$295,500	$7,561

Table of Content

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2015, outstanding borrowings under the HEP Credit Agreement were $712.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $305.0 million of outstanding principal to a weighted average fixed rate of 3.12%. For the remaining unhedged Credit Agreement borrowings of $407.0 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

At December 31, 2015, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net income attributable to HollyFrontier stockholders	$740,101	$281,292	$735,842
Add income tax provision	406,060	141,172	391,576
Add interest expense (1)	44,840	51,323	90,159
Subtract interest income	(3,391)	(4,430)	(5,556)
Add depreciation and amortization	346,151	363,381	303,446
EBITDA	$1,533,761	$832,738	$1,515,467

Table of Content

(1) Includes loss on early extinguishment of debt of $1.4 million, $7.7 million and $22.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Reconciliation of produced product sales to total sales and other revenues

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$71.32	$110.19	$115.60
Times sales of produced refined products (BPD)	438,000	420,990	410,730
Times number of days in period	365	365	365
Produced refined product sales	$11,401,928	$16,931,944	$17,330,342

Total produced refined product sales	$11,401,928	$16,931,944	$17,330,342
Add refined product sales from purchased products and rounding (1)	1,214,920	1,566,925	1,581,395
Total refined product sales	12,616,848	18,498,869	18,911,737
Add direct sales of excess crude oil (2)	352,113	1,060,354	1,052,915
Add other refining segment revenue (3)	202,222	147,002	140,791
Total refining segment revenue	13,171,183	19,706,225	20,105,443
Add HEP segment sales and other revenues	358,875	332,626	307,053
Add corporate and other revenues	663	2,103	1,314
Subtract consolidations and eliminations	(292,801)	(276,627)	(253,250)
Sales and other revenues	$13,237,920	$19,764,327	$20,160,560

Table of Content

Reconciliation of average cost of products per produced barrel sold to cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$55.25	$96.21	$99.61
Times sales of produced refined products (BPD)	438,000	420,990	410,730
Times number of days in period	365	365	365
Cost of products for produced products sold	$8,832,818	$14,783,758	$14,933,178

Total cost of products for produced products sold	$8,832,818	$14,783,758	$14,933,178
Add refined product costs from purchased products and rounding (1)	1,245,451	1,572,944	1,553,476
Total cost of refined products sold	10,078,269	16,356,702	16,486,654
Add crude oil cost of direct sales of excess crude oil (2)	348,362	1,030,235	1,048,224
Add other refining segment cost of products sold (4)	98,979	113,664	106,241
Total refining segment cost of products sold	10,525,610	17,500,601	17,641,119
Subtract consolidations and eliminations	(286,392)	(272,216)	(248,892)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$10,239,218	$17,228,385	$17,392,227

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.71	$6.38	$6.15
Times sales of produced refined products (BPD)	438,000	420,990	410,730
Times number of days in period	365	365	365
Refinery operating expenses for produced products sold	$912,858	$980,359	$921,986

Total refinery operating expenses for produced products sold	$912,858	$980,359	$921,986
Add refining segment pension settlement costs	—	—	31,657
Add other refining segment operating expenses and rounding (5)	44,062	42,810	39,812
Total refining segment operating expenses	956,920	1,023,169	993,455
Add HEP segment operating expenses	103,305	104,801	97,081
Add corporate and other costs	3,433	18,402	1,739
Subtract consolidations and eliminations	(3,285)	(1,432)	(1,425)
Operating expenses (exclusive of depreciation and amortization)	$1,060,373	$1,144,940	$1,090,850

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$10.36	$7.60	$9.84
Add average refinery operating expenses per produced barrel	5.71	6.38	6.15
Refinery gross margin per barrel	16.07	13.98	15.99
Add average cost of products per produced barrel sold	55.25	96.21	99.61
Average sales price per produced barrel sold	$71.32	$110.19	$115.60
Times sales of produced refined products sold (BPD)	438,000	420,990	410,730
Times number of days in period	365	365	365
Produced refined product sales	$11,401,928	$16,931,944	$17,330,342

Total produced refined product sales	$11,401,928	$16,931,944	$17,330,342
Add refined product sales from purchased products and rounding (1)	1,214,920	1,566,925	1,581,395
Total refined product sales	12,616,848	18,498,869	18,911,737
Add direct sales of excess crude oil (2)	352,113	1,060,354	1,052,915
Add other refining segment revenue (3)	202,222	147,002	140,791
Total refining segment revenue	13,171,183	19,706,225	20,105,443
Add HEP segment sales and other revenues	358,875	332,626	307,053
Add corporate and other revenues	663	2,103	1,314
Subtract consolidations and eliminations	(292,801)	(276,627)	(253,250)
Sales and other revenues	$13,237,920	$19,764,327	$20,160,560

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

(3)
Other refining segment revenue includes the incremental revenues associated with HFC Asphalt, product purchased and sold forward for profit as market conditions and available storage capacity allows and miscellaneous revenue.

(4)
Other refining segment cost of products sold includes the incremental cost of products for HFC Asphalt, the incremental cost associated with storing product purchased and sold forward as market conditions and available storage capacity allows and miscellaneous costs.

(5)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of HFC Asphalt.

Table of Content

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the Company's internal control over financial reporting as of December 31, 2015 using the criteria for effective control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concludes that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.

The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. That report appears on page 53.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of HollyFrontier Corporation

We have audited HollyFrontier Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the “COSO criteria”). HollyFrontier Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on its Assessment of the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, HollyFrontier Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HollyFrontier Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015 of HollyFrontier Corporation and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of HollyFrontier Corporation

We have audited the accompanying consolidated balance sheets of HollyFrontier Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HollyFrontier Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HollyFrontier Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas
February 24, 2016

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents (HEP: $15,013 and $2,830, respectively)	$66,533	$567,985
Marketable securities	144,019	474,110
Total cash, cash equivalents and short-term marketable securities	210,552	1,042,095
Accounts receivable: Product and transportation (HEP: $41,075 and $40,129, respectively)	323,858	507,040
Crude oil resales	28,120	82,865
	351,978	589,905
Inventories: Crude oil and refined products	712,865	920,104
Materials, supplies and other (HEP: $1,972 and $1,940, respectively)	129,004	115,027
	841,869	1,035,131
Income taxes receivable	—	11,719
Prepayments and other (HEP: $3,082 and $2,443, respectively)	43,666	104,148
Total current assets	1,448,065	2,782,998

Properties, plants and equipment, at cost (HEP: $1,388,655 and $1,307,280, respectively)	5,490,189	4,852,441
Less accumulated depreciation (HEP: $(298,282) and $(244,850), respectively)	(1,374,527)	(1,181,902)
	4,115,662	3,670,539
Other assets: Turnaround costs	231,873	257,153
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,781	2,331,781
Intangibles and other (HEP: $128,583 and $73,335, respectively)	260,918	187,576
	2,824,572	2,776,510
Total assets	$8,388,299	$9,230,047

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $22,583 and $21,623, respectively)	$716,490	$1,108,138
Income taxes payable	8,142	19,642
Accrued liabilities (HEP: $26,341 and $26,321, respectively)	135,983	106,214
Total current liabilities	860,615	1,233,994

Long-term debt (HEP: $1,008,752 and $866,986, respectively)	1,040,040	1,054,297
Deferred income taxes (HEP: $431 and $367, respectively)	497,906	664,279
Other long-term liabilities (HEP: $59,306 and $47,170, respectively)	179,965	176,758

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of December 31, 2015 and December 31, 2014	2,560	2,560
Additional capital	4,011,052	4,003,628
Retained earnings	3,271,189	2,778,577
Accumulated other comprehensive income (loss)	(4,155)	27,894
Common stock held in treasury, at cost – 75,728,478 and 59,876,776 shares as of December 31, 2015 and December 31, 2014, respectively	(2,027,231)	(1,289,075)
Total HollyFrontier stockholders’ equity	5,253,415	5,523,584
Noncontrolling interest	556,358	577,135
Total equity	5,809,773	6,100,719
Total liabilities and equity	$8,388,299	$9,230,047

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2015 and December 31, 2014. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013

Sales and other revenues	$13,237,920	$19,764,327	$20,160,560
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	10,239,218	17,228,385	17,392,227
Lower of cost or market inventory valuation adjustment	226,979	397,478	—
	10,466,197	17,625,863	17,392,227
Operating expenses (exclusive of depreciation and amortization)	1,060,373	1,144,940	1,090,850
General and administrative expenses (exclusive of depreciation and amortization)	120,846	114,609	127,963
Depreciation and amortization	346,151	363,381	303,446
Total operating costs and expenses	11,993,567	19,248,793	18,914,486
Income from operations	1,244,353	515,534	1,246,074
Other income (expense):
Loss of equity method investments	(3,738)	(2,007)	(2,072)
Interest income	3,391	4,430	5,556
Interest expense	(43,470)	(43,646)	(68,050)
Loss on early extinguishment of debt	(1,370)	(7,677)	(22,109)
Gain on sale of assets and other	9,402	866	—
	(35,785)	(48,034)	(86,675)
Income before income taxes	1,208,568	467,500	1,159,399
Income tax provision:
Current	552,196	334,834	277,172
Deferred	(146,136)	(193,662)	114,404
	406,060	141,172	391,576
Net income	802,508	326,328	767,823
Less net income attributable to noncontrolling interest	62,407	45,036	31,981
Net income attributable to HollyFrontier stockholders	$740,101	$281,292	$735,842
Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.91	$1.42	$3.66
Diluted	$3.90	$1.42	$3.64
Average number of common shares outstanding:
Basic	188,731	197,243	200,419
Diluted	188,940	197,428	201,234

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013

Net income	$802,508	$326,328	$767,823
Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	29	(153)	73
Reclassification adjustments to net income on sale or maturity of marketable securities	9	(4)	(39)
Net unrealized gain (loss) on marketable securities	38	(157)	34
Hedging instruments:
Change in fair value of cash flow hedging instruments	(5,847)	105,414	(7,614)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(47,492)	(50,682)	(14,318)
Amortization of unrealized loss attributable to discontinued cash flow hedges	1,080	1,080	1,749
Net unrealized gain (loss) on hedging instruments	(52,259)	55,812	(20,183)
Pension and other post-retirement benefit obligations:
Pension plan loss reclassified to net income	—	—	37,589
Gain (loss) on post-retirement healthcare plan	3,278	(7,434)	3,301
Post-retirement healthcare plan gain reclassified to net income	(3,299)	(4,296)	(4,040)
Gain (loss) on retirement restoration plan	80	(615)	632
Retirement restoration plan loss reclassified to net income	20	920	111
Net change in pension and other post-retirement benefit obligations	79	(11,425)	37,593
Other comprehensive income (loss) before income taxes	(52,142)	44,230	17,444
Income tax expense (benefit)	(20,237)	17,098	5,882
Other comprehensive income (loss)	(31,905)	27,132	11,562
Total comprehensive income	770,603	353,460	779,385
Less noncontrolling interest in comprehensive income	62,551	45,096	34,296
Comprehensive income attributable to HollyFrontier stockholders	$708,052	$308,364	$745,089

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$802,508	$326,328	$767,823
Adjustments to reconcile net income to net cash provided by operating activities:
Lower of cost or market inventory adjustment	226,979	397,478	—
Depreciation and amortization	346,151	363,381	303,446
Net loss of equity method investments, inclusive of distributions	8,613	5,257	5,198
(Gain) loss on early extinguishment of debt attributable to unamortized premium / discount	(3,788)	1,489	7,948
Gain on sale of assets	(8,677)	(866)	—
Deferred income taxes	(146,136)	(193,662)	114,404
Equity-based compensation expense	30,367	29,598	35,775
Change in fair value – derivative instruments	38,525	(22,668)	(53,185)
Loss on settlement of retirement benefit obligations, net of contributions	—	—	16,771
(Increase) decrease in current assets:
Accounts receivable	238,392	108,876	(68,832)
Inventories	(33,717)	(78,842)	(15,929)
Income taxes receivable	11,719	94,237	(34,419)
Prepayments and other	13,291	1,486	1,377
Increase (decrease) in current liabilities:
Accounts payable	(406,339)	(217,541)	2,068
Income taxes payable	(11,500)	19,642	—
Accrued liabilities	(6,924)	8,047	(41,229)
Turnaround expenditures	(89,365)	(96,803)	(193,920)
Other, net	(30,473)	13,159	21,878
Net cash provided by operating activities	979,626	758,596	869,174

Cash flows from investing activities:
Additions to properties, plants and equipment	(581,639)	(455,128)	(368,514)
Additions to properties, plants and equipment – HEP	(94,516)	(109,693)	(56,613)
Purchase of equity method investment - HEP	(55,032)	—	—
Proceeds from sale of assets	19,264	16,633	7,802
Acquisition of trucking operations	—	—	(11,301)
Purchases of marketable securities	(509,338)	(1,025,602)	(935,512)
Sales and maturities of marketable securities	839,513	1,276,447	846,143
Other, net	—	5,021	(8,740)
Net cash used for investing activities	(381,748)	(292,322)	(526,735)

Cash flows from financing activities:
Borrowings under credit agreement – HEP	973,900	642,300	310,600
Repayments under credit agreement – HEP	(832,900)	(434,300)	(368,600)
Redemption of senior notes	(155,156)	—	(300,973)
Redemption of senior notes - HEP	—	(156,188)	—
Proceeds from sale of HEP common units	—	—	73,444
Proceeds from common unit offerings – HEP	—	—	73,444
Purchase of treasury stock	(742,823)	(158,847)	(225,023)
Dividends	(246,908)	(647,197)	(645,920)
Distributions to noncontrolling interest	(83,268)	(78,202)	(71,201)
Excess tax benefit from equity-based compensation	—	2,040	2,562
Other, net	(12,175)	(7,998)	(8,368)
Net cash used for financing activities	(1,099,330)	(838,392)	(1,160,035)

Cash and cash equivalents:
Decrease for the period	(501,452)	(372,118)	(817,596)
Beginning of period	567,985	940,103	1,757,699
End of period	$66,533	$567,985	$940,103

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46,442	$55,716	$76,647
Income taxes	$586,447	$237,907	$372,846
See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2012	$2,560	$3,911,353	$3,054,769	$(8,425)	$(907,303)	$589,704	$6,642,658
Net income	—	—	735,842	—	—	31,981	767,823
Dividends	—	—	(646,131)	—	—	—	(646,131)
Distributions to noncontrolling interest holders	—	—	—	—	—	(71,201)	(71,201)
Other comprehensive income, net of tax	—	—	—	9,247	—	2,315	11,562
Allocated equity on HEP common unit issuances, net of tax	—	54,184	—	—	—	58,702	112,886
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(9,669)	—	—	9,669	—	—
Equity-based compensation, inclusive of tax benefit	—	34,762	—	—	—	3,575	38,337
Purchase of treasury stock	—	—	—	—	(241,238)	—	(241,238)
Purchase of HEP units for restricted grants	—	—	—	—	—	(5,313)	(5,313)
Other	—	—	—	—	—	15	15
Balance at December 31, 2013	$2,560	$3,990,630	$3,144,480	$822	$(1,138,872)	$609,778	$6,609,398
Net income	—	—	281,292	—	—	45,036	326,328
Dividends	—	—	(647,195)	—	—	—	(647,195)
Distributions to noncontrolling interest holders	—	—	—	—	—	(78,202)	(78,202)
Other comprehensive income, net of tax	—	—	—	27,072	—	60	27,132
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(15,101)	—	—	15,101	—	—
Equity-based compensation, inclusive of tax benefit	—	28,099	—	—	—	3,539	31,638
Purchase of treasury stock	—	—	—	—	(165,304)	—	(165,304)
Purchase of HEP units for restricted grants	—	—	—	—	—	(3,577)	(3,577)
Other	—	—	—	—	—	501	501
Balance at December 31, 2014	$2,560	$4,003,628	$2,778,577	$27,894	$(1,289,075)	$577,135	$6,100,719
Net income	—	—	740,101	—	—	62,407	802,508
Dividends	—	—	(247,489)	—	—	—	(247,489)
Distributions to noncontrolling interest holders	—	—	—	—	—	(83,268)	(83,268)
Other comprehensive income (loss), net of tax	—	—	—	(32,049)	—	144	(31,905)
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(14,958)	—	—	14,958	—	—
Equity-based compensation, inclusive of tax benefit	—	22,382	—	—	—	3,483	25,865
Purchase of treasury stock	—	—	—	—	(753,114)	—	(753,114)
Purchase of HEP units for restricted grants	—	—	—	—	—	(3,555)	(3,555)
Other	—	—	—	—	—	12	12
Balance at December 31, 2015	$2,560	$4,011,052	$3,271,189	$(4,155)	$(2,027,231)	$556,358	$5,809,773

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of December 31, 2015, we:

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

•	owned and operated HollyFrontier Asphalt Company (“HFC Asphalt”), formerly known as NK Asphalt Partners, which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

•	owned a 39% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer's financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.3 million and $2.4 million at December 31, 2015 and 2014, respectively.

Accounts receivable attributable to crude oil resales generally represent the sell side of excess crude oil sales to other purchasers and / or users in cases when our crude oil supplies are in excess of our immediate needs as well as certain reciprocal buy / sell exchanges of crude oil. At times we enter into such buy / sell exchanges to facilitate the delivery of quantities to certain locations. In many cases, we enter into net settlement agreements relating to the buy / sell arrangements, which may mitigate credit risk.

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

At December 31, 2015, and 2014, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $624.5 million and $397.5 million, respectively.

Derivative Instruments: All derivative instruments are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value. Changes in the derivative instrument's fair value are recognized in earnings unless specific hedge accounting criteria are met. See Note 12 for additional information.

Long-lived assets: We calculate depreciation and amortization based on estimated useful lives of our assets. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset's carrying value exceeds its fair value, which is generally determined under an income approach using the forecasted cash flows associated with the underlying asset. Estimates of future cash flows require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2015, 2014 and 2013.

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

Our asset retirement obligations were $20.7 million and $19.8 million at December 31, 2015 and 2014, respectively, which are included in “Other long-term liabilities” in our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2015, 2014 and 2013.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

In addition to goodwill, our consolidated HEP assets include a third-party transportation agreement that currently generates minimum annual cash inflows of $26.2 million and has an expected remaining term through 2035. The transportation agreement is being amortized on a straight-line basis through 2035 that results in annual amortization expense of $2.0 million. The balance of this transportation agreement was $38.5 million and $40.5 million at December 31, 2015 and 2014, respectively, and is presented net of accumulated amortization of $21.7 million and $19.7 million, respectively, in “Intangibles and other” in our consolidated balance sheets. There were no impairments of intangible assets or goodwill during the years ended December 31, 2015, 2014 and 2013.

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

HEP has a 50% joint venture interest in Frontier Pipeline Company, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”), and a 25% joint venture interest in SLC Pipeline, LLC, the owner of a pipeline (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area, that are accounted for using the equity method of accounting. As of December 31, 2015, HEP's underlying equity in the Frontier Pipeline was $12.6 million compared to its recorded investment balance of $55.2 million, a difference of $42.6 million. The difference is attributable to the fair value of the fixed assets purchased. As of December 31, 2015, HEP's underlying equity in the SLC Pipeline was $57.7 million compared to its recorded investment balance of $24.3 million, a difference of $33.4 million. This is attributable to the difference between HEP's contributed capital and its allocated equity at formation of the SLC Pipeline. The differences are being amortized as adjustments to HEP's pro-rata share of earnings in the joint ventures.

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

Cost Classifications: Costs of products sold include the cost of crude oil, other feedstocks, blendstocks and purchased finished products, inclusive of transportation costs. We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as cost of products sold. Additionally, we enter into buy / sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at cost. Operating expenses include direct costs of labor, maintenance materials and services, utilities, marketing expense and other direct operating costs. General and administrative expenses include compensation, professional services and other support costs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally is every two to five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $107.8 million, $96.9 million and $84.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Income Taxes: Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes, using the liability method of accounting for income taxes. The liability method requires the effect of tax rate changes on deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

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

Debt Issuance Costs
In April 2015, an accounting standard update (ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”) was issued requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of a respective debt liability. We adopted this standard effective December 31, 2015 (on a retrospective basis) and have recast our December 31, 2014 consolidated balance sheet. As a result, $0.6 million of deferred debt issuance costs previously classified as non-current assets under “Intangibles and other assets” have been reclassified as a direct reduction to long-term debt.
Deferred income taxes
In November 2015, an accounting standard update (ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”) was issued requiring deferred tax liabilities and assets to be classified as noncurrent amounts. We adopted this standard effective December 31, 2015 (on a retrospective basis) and have recast our December 31, 2014 consolidated balance sheet. As a result, $17.4 million of deferred income tax liabilities previously classified as current liabilities have been reclassified as noncurrent deferred income tax liabilities.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 2:	Holly Energy Partners

HEP, a consolidated VIE, is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.'s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, a 50% interest in the Frontier Pipeline, and a 25% interest in the SLC Pipeline.

As of December 31, 2015, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 81% of HEP’s total revenues for the year ended December 31, 2015. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Magellan Asset Exchange
On February 22, 2016, we obtained a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in a non-monetary exchange for a 20-year terminalling services agreement, whereby, a subsidiary of Magellan Midstream Partners (“Magellan Midstream”) will provide terminalling services for all of our products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Osage is the owner of the Osage pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. The Osage pipeline is the primary pipeline that supplies our El Dorado Refinery with crude oil.

Concurrent with this transaction, we entered into a nonmonetary exchange with HEP; whereby, we received HEP’s El Paso terminal in exchange for our interest in Osage. Under this exchange, HEP also agreed to build two connections on its south products pipeline system that will permit us access to Magellan Midstream’s El Paso terminal. Effective upon the closing of this exchange, HEP is the named operator of the Osage pipeline and is working to transition into that role.

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

Frontier Pipeline Interest Transaction
On August 31, 2015, HEP purchased a 50% interest in Frontier Pipeline Company, owner of the Frontier Pipeline, from an affiliate of Enbridge, Inc. for $55.0 million. Frontier Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P., which owns the remaining 50% interest. The 289-mile crude oil pipeline runs from Casper, Wyoming to Frontier Station, Utah and has a 72,000 BPD capacity. The Frontier Pipeline supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 through 2030. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP, including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of December 31, 2015, these agreements result in minimum annualized payments to HEP of $244.9 million.

Our transactions with HEP including the acquisitions discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

HEP's recent common unit issuances (2013 through present) are summarized below:

2013 Issuances
In March 2013, HEP closed on a public offering of 1,875,000 of its common units. Additionally, our wholly-owned subsidiary, HollyFrontier Holdings LLC, as a selling unitholder, closed on a public sale of 1,875,000 HEP common units held by it. HEP used net proceeds of $73.4 million to repay indebtedness incurred under its credit facility and for general partnership purposes.

As a result of this transaction and resulting HEP ownership changes, we adjusted additional capital and equity attributable to HEP's noncontrolling interest holders to effectively reallocate a portion of HEP's equity among its unitholders.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The carrying amounts and estimated fair values of investments in marketable securities, derivative instruments and senior notes at December 31, 2015 and December 31, 2014 were as follows:

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
December 31, 2015
Assets:
Marketable securities	$144,019	$144,019	$—	$144,019	$—
NYMEX futures contracts	3,469	3,469	3,469	—	—
Commodity price swaps	37,097	37,097	—	37,097	—
HEP interest rate swaps	304	304	—	304	—
Total assets	$184,889	$184,889	$3,469	$181,420	$—

Liabilities:
Commodity price swaps	$98,930	$98,930	$—	$98,930	$—
HEP senior notes	296,752	295,500	—	295,500	—
HEP interest rate swaps	114	114	—	114	—
Total liabilities	$395,796	$394,544	$—	$394,544	$—

			Fair Value by Input Level
Financial Instrument	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2014
Assets:
Marketable securities	$474,110	$474,110	$—	$474,110	$—
NYMEX futures contract	17,619	17,619	17,619	—	—
Commodity price swaps	208,296	208,296	—	208,296	—
HEP interest rate swaps	1,019	1,019	—	1,019	—
Total assets	$701,044	$701,044	$17,619	$683,425	$—

Liabilities:
Commodity price swaps	$196,897	$196,897	$—	$196,897	$—
HollyFrontier senior notes	154,144	155,250	—	155,250	—
HEP senior notes	295,986	291,000	—	291,000	—
HEP interest rate swaps	1,065	1,065	—	1,065	—
Total liabilities	$648,092	$644,212	$—	$644,212	$—

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

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
Level 3 Financial Instruments	2015	2014
	(In thousands)
Liability balance at beginning of period	$—	$(35,318)
Change in fair value:
Recognized in other comprehensive income	3,852	304,275
Recognized in cost of products sold	—	14,876
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	(3,852)	(88,326)
Recognized in cost of products sold	—	(21,848)
Transfer out of Level 3	—	(173,659)
Liability balance at end of period	$—	$—

NOTE 4:	Earnings Per Share

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

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$740,101	$281,292	$735,842
Participating securities' share in earnings	2,306	820	2,754
Net income attributable to common shares	$737,795	$280,472	$733,088
Average number of shares of common stock outstanding	188,731	197,243	200,419
Effect of dilutive variable restricted shares and performance share units (1)	209	185	815
Average number of shares of common stock outstanding assuming dilution	188,940	197,428	201,234
Basic earnings per share	$3.91	$1.42	$3.66
Diluted earnings per share	$3.90	$1.42	$3.64

(1) Excludes anti-dilutive restricted and performance share units of:	89	356	166

NOTE 5:	Stock-Based Compensation

As of December 31, 2015, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The compensation cost charged against income for these plans was $26.9 million, $26.1 million and $32.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $3.5 million, $3.5 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the year ended December 31, 2015 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2015 (non-vested)	669,777	$44.12
Granted	447,544	49.92
Vesting (transfer/conversion to common stock)	(337,159)	42.03
Forfeited	(57,637)	48.40
Outstanding at December 31, 2015 (non-vested)	722,525	$48.35	$27,950

For the years ended December 31, 2015, 2014 and 2013, restricted stock and restricted stock units vested having a grant date fair value of $14.2 million, $18.2 million and $16.2 million, respectively. For the years ended December 31, 2014 and 2013, we granted restricted stock and restricted stock units having a weighted average grant date fair value of $42.03 and $42.00, respectively. As of December 31, 2015, there was $23.7 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of December 31, 2015, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 85% of target amounts.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of performance share unit activity and changes during the year ended December 31, 2015 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2015 (non-vested)	725,054
Granted	209,589
Vesting and transfer of ownership to recipients	(209,592)
Forfeited	(87,113)
Outstanding at December 31, 2015 (non-vested)	637,938

For the year ended December 31, 2015, we issued 136,896 shares of common stock, representing a 65% payout on vested performance share units having a grant date fair value of $10.4 million. For the years ended December 31, 2014 and 2013, we issued common stock upon the vesting of the performance share units having a grant date fair value of $14.3 million and $11.6 million, respectively. As of December 31, 2015, there was $16.4 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $45.86 per unit. That cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at December 31, 2015 consisted of cash, cash equivalents and investments in marketable securities.

We currently invest in marketable debt securities with the maximum maturity or put date of any individual issue generally not greater than one year from the date of purchase, which are usually held until maturity. All of these instruments are classified as available-for-sale. As a result, they are reported at fair value using quoted market prices. Interest income is recorded as earned. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income (loss). Upon sale or maturity, realized gains on our marketable debt securities are recognized as interest income. These gains are computed based on the specific identification of the underlying cost of the securities, net of unrealized gains and losses previously reported in other comprehensive income. Unrealized gains and losses on our available-for-sale securities are due to changes in market prices and are considered temporary.

The following is a summary of our marketable securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
December 31, 2015
Commercial paper	$22,876	$1	$(2)	$22,875
Corporate debt securities	32,311	—	(41)	32,270
State and political subdivisions debt securities	88,935	6	(67)	88,874
Total marketable securities	$144,122	$7	$(110)	$144,019

December 31, 2014
Certificates of deposit	$54,000	$10	$—	$54,010
Commercial paper	52,297	7	(4)	52,300
Corporate debt securities	136,181	1	(94)	136,088
State and political subdivisions debt securities	231,819	5	(112)	231,712
Total marketable securities	$474,297	$23	$(210)	$474,110

Interest income recognized on our marketable securities was $1.9 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 7:	Inventories

Inventory consists of the following components:

	December 31,
	2015	2014
	(In thousands)
Crude oil	$518,922	$581,592
Other raw materials and unfinished products(1)	214,832	204,467
Finished products(2)	603,568	531,523
Lower of cost or market reserve	(624,457)	(397,478)
Process chemicals(3)	4,477	4,028
Repairs and maintenance supplies and other	124,527	110,999
Total inventory	$841,869	$1,035,131

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

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

Inventories reflect lower of cost or market valuation reserves of $624.5 million and $397.5 million at December 31, 2015 and 2014, respectively. During 2015, the December 31, 2014 market valuation reserve of $397.5 million was reversed as inventory quantities giving rise to the 2014 reserve were sold. A new reserve of $624.5 million was established at December 31, 2015 based on market conditions at that time. The effect of the change in the lower of cost or market reserve was a $227.0 million and $397.5 million increase to cost of products sold for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs. The excess of current cost over the LIFO value of inventory was $273.0 million at December 31, 2013.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 8:	Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2015	2014
	(In thousands)
Land, buildings and improvements	$305,712	$255,260
Refining facilities	2,833,125	2,634,432
Pipelines and terminals	1,321,398	1,226,923
Transportation vehicles	21,289	35,178
Other fixed assets	158,401	136,545
Construction in progress	850,264	564,103
	5,490,189	4,852,441
Accumulated depreciation	(1,374,527)	(1,181,902)
	$4,115,662	$3,670,539

We capitalized interest attributable to construction projects of $5.5 million, $11.8 million and $12.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Depreciation expense was $233.3 million, $261.8 million and $213.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, depreciation expense included $58.7 million, $58.1 million and $62.3 million, respectively, attributable to HEP operations.

NOTE 9:	Goodwill

We performed our annual goodwill impairment testing as of July 1, 2015, which entailed an assessment of our reporting unit fair values relative to their respective carrying values that were derived using a combination of both income and market approaches. Our income approach utilizes the discounted future expected cash flows. Our market approach, which includes both the guideline public company and guideline transaction methods, utilizes pricing multiples derived from historical market transactions of other like-kind assets. Our discounted cash flows reflect estimates of future cash flows based on both historical and forward crack-spreads, forecasted production levels, operating costs and capital expenditures. Based on our testing as of July 1, 2015, the fair value of our Cheyenne reporting unit exceeded its carrying cost by approximately 8%. The fair value of our El Dorado and HEP reporting units substantially exceeded their respective carrying values. As of December 31, 2015, there have been no impairments to goodwill.

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

As of December 31, 2015, we had goodwill assigned to our refining and HEP segments of $2,042.8 million and $289.0 million, respectively.

NOTE 10:	Environmental

We expensed $14.7 million, $28.5 million and $13.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $98.1 million and $104.5 million at December 31, 2015 and 2014, respectively, of which $83.5 million and $81.8 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 11:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”) which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier. At December 31, 2015, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $6.0 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has an $850 million senior secured revolving credit facility that matures in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. At December 31, 2015, HEP was in compliance with all of its covenants, had outstanding borrowings of $712.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HEP Credit Agreement bears interest, at HEP's option, at either a reference rate announced by the administrative agent plus an applicable margin or at a rate equal to LIBOR plus an applicable margin. In each case, the applicable margin is based upon the ratio of HEP’s funded debt to earnings before interest, taxes, depreciation and amortization (as defined in the HEP Credit Agreement). The weighted average interest rates in effect on HEP’s Credit Agreement borrowings were 2.572% and 2.152% at December 31, 2015 and 2014, respectively.

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

The carrying amounts of long-term debt are as follows:

	December 31,
	2015	2014
	(In thousands)
6.875% Senior Notes
Principal	$—	$150,000
Unamortized premium	—	4,144
	—	154,144

Financing Obligation	31,288	33,167

Total HollyFrontier long-term debt	31,288	187,311

HEP Credit Agreement	712,000	571,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(3,248)	(4,014)
	296,752	295,986

Total HEP long-term debt	1,008,752	866,986

Total long-term debt	$1,040,040	$1,054,297

Principal maturities of long-term debt are as follows:

Years Ending December 31,	(In thousands)
2016	$2,121
2017	2,393
2018	714,700
2019	3,046
2020	303,437
Thereafter	17,591
Total	$1,043,288

NOTE 12:	Derivative Instruments and Hedging Activities

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas. We also have forward sales contracts that lock in the prices of future sales of refined product. Additionally, we had swap contracts serving as cash flow hedges against price risk on forecasted purchases of WTI crude oil and forecasted sales of refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. On a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
		(In thousands)
Year Ended December 31, 2015
Commodity price swaps
Change in fair value	$(3,983)	Sales and other revenues	$245,819	Sales and other revenues	$(274)
Gain reclassified to earnings due to settlements	(49,592)	Cost of products sold	(179,700)	Cost of products sold	4,376
Amortization of discontinued hedges reclassified to earnings	1,080	Operating expenses	(17,607)	Operating expenses	547
Total	$(52,495)		$48,512		$4,649

Year Ended December 31, 2014
Commodity price swaps
Change in fair value	$107,518	Sales and other revenues	$88,326	Sales and other revenues	$274
Gain reclassified to earnings due to settlements	(52,884)	Cost of products sold	(37,313)	Cost of products sold	(4,377)
Amortization of discontinued hedges reclassified to earnings	1,080	Operating expenses	791	Operating expenses	(547)
Total	$55,714		$51,804		$(4,650)

Year Ended December 31, 2013
Commodity price swaps
Change in fair value	$(8,808)	Sales and other revenues	$(20,060)
Gain reclassified to earnings due to settlements	(16,410)	Cost of products sold	38,949	Sales and other revenues	$45
Amortization of discontinued hedges reclassified to earnings	900	Operating expenses	(3,379)	Cost of products sold	515
Total	$(24,318)		$15,510		$560

As of December 31, 2015, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted transactions:

		Notional Contract Volumes by Year of Maturity
Derivative instruments	Total Outstanding Notional	2016	2017	Unit of Measure

Natural gas price swaps - long	19,200,000	9,600,000	9,600,000	MMBTU
Forward gasoline and diesel contracts - long	525,000	525,000	—	Barrels
Forward gasoline and diesel contracts - short	625,000	625,000	—	Barrels
Physical crude contracts - short	38,000	38,000	—	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 19,200,000 MMBTU's to be purchased ratably through 2017. As of December 31, 2015, we have an unrealized loss of $2.2 million classified in accumulated other comprehensive loss that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

Economic Hedges
We also have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to fix our purchase price on forecasted purchases of WTI crude oil, and to lock in the basis spread differentials on forecasted purchases of crude oil and natural gas. Also, we have NYMEX futures contracts to lock in prices on forecasted purchases of inventory. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Years Ended December 31,
Location of Gain (Loss) Recognized in Income	2015	2014	2013
	(In thousands)
Cost of products sold	$48,082	$68,509	$20,751
Operating expenses	(12,003)	(185)	(5,250)
Total	$36,079	$68,324	$15,501

As of December 31, 2015, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2016	2017	Unit of Measure

Crude price swaps (basis spread) - long	11,712,000	11,712,000	—	Barrels
Natural gas price swaps (basis spread) - long	20,616,000	10,308,000	10,308,000	MMBTU
Natural gas price swaps - long	19,200,000	9,600,000	9,600,000	MMBTU
Natural gas price swaps - short	19,200,000	9,600,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	1,840,000	1,840,000	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of December 31, 2015, HEP had three interest rate swap contracts that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million in credit agreement advances. The first interest rate swap effectively converts $155.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.25% as of December 31, 2015, which equaled an effective interest rate of 3.24%. This swap matures in February 2016. HEP has two additional interest rate swaps with identical terms which effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of December 31, 2015, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017. All of these swap contracts have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Year Ended December 31, 2015
Interest rate swaps
Change in fair value	$(1,864)
Loss reclassified to earnings due to settlements	2,100	Interest expense	$(2,100)
Total	$236		$(2,100)

Year Ended December 31, 2014
Interest rate swaps
Change in fair value	$(2,104)
Loss reclassified to earnings due to settlements	2,202	Interest expense	$(2,202)
Total	$98		$(2,202)

Year Ended December 31, 2013
Interest rate swaps
Change in fair value	$1,194
Loss reclassified to earnings due to settlements	2,092
Amortization of discontinued hedge reclassified to earnings	849	Interest expense	$(2,941)
Total	$4,135		$(2,941)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2015
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$38,755	$—	$38,755
Interest rate swap contracts	304	—	304	114	—	114
	$304	$—	$304	$38,869	$—	$38,869

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$60,196	$(37,118)	$23,078
NYMEX futures contracts	3,469	—	3,469	—	—	—
	$3,469	$—	$3,469	$60,196	$(37,118)	$23,078

Total net balance			$3,773			$61,947

Balance sheet classification:	Prepayment and other		$3,469	Accrued liabilities		$36,976
	Intangibles and other		304	Other long-term liabilities		24,971
			$3,773			$61,947

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2014
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$173,658	$(142,115)	$31,543	$21,441	$—	$21,441
Interest rate swap contracts	1,019	—	1,019	1,065	—	1,065
	$174,677	$(142,115)	$32,562	$22,506	$—	$22,506

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$17,630	$(12,942)	$4,688	$20,398	$(17,007)	$3,391
NYMEX futures contracts	17,619	—	17,619	—	—	—
	$35,249	$(12,942)	$22,307	$20,398	$(17,007)	$3,391

Total net balance			$54,869			$25,897

Balance sheet classification:	Prepayment and other		$53,850
	Intangibles and other		1,019	Other long-term liabilities		$25,897
			$54,869			$25,897

At December 31, 2015, we had a pre-tax net unrealized loss of $40.9 million classified in accumulated other comprehensive loss that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized loss of $20.9 million will be effectively transferred from accumulated other comprehensive loss into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 13:	Income Taxes

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current
Federal	$480,446	$294,509	$270,024
State	71,750	40,325	7,148
Deferred
Federal	(127,714)	(168,756)	94,896
State	(18,422)	(24,906)	19,508
	$406,060	$141,172	$391,576

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Tax computed at statutory rate	$422,999	$163,625	$405,790
State income taxes, net of federal tax benefit	40,385	13,641	21,363
Domestic production activities deduction	(35,200)	(20,998)	(22,101)
Noncontrolling interest in net income	(24,155)	(17,431)	(12,378)
Uncertain tax positions	—	—	(193)
Other	2,031	2,335	(905)
	$406,060	$141,172	$391,576

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(648,542)	$(648,542)
Accrued employee benefits	22,355	—	22,355
Accrued post-retirement benefits	11,518	—	11,518
Accrued environmental costs	42,517	—	42,517
Hedging instruments	21,815	—	21,815
Inventory differences	175,614	—	175,614
Deferred turnaround costs	—	(104,944)	(104,944)
Net operating loss and tax credit carryforwards	8,033	—	8,033
Investment in HEP	—	(23,429)	(23,429)
Other	—	(2,843)	(2,843)
Total	$281,852	$(779,758)	$(497,906)

	December 31, 2014
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(581,017)	$(581,017)
Accrued employee benefits	22,973	—	22,973
Accrued post-retirement benefits	11,504	—	11,504
Accrued environmental costs	30,744	—	30,744
Hedging instruments	—	(11,601)	(11,601)
Inventory differences	—	(7,376)	(7,376)
Deferred turnaround costs	—	(110,827)	(110,827)
Net operating loss and tax credit carryforwards	10,119	—	10,119
Investment in HEP	—	(25,244)	(25,244)
Other	—	(3,554)	(3,554)
Total	$75,340	$(739,619)	$(664,279)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

At December 31, 2015, we had a Kansas income tax credit of $6.6 million that is scheduled to be utilized in 2016 through 2019. This amount is reflected in non-current deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Balance at January 1	$9,006	$12,641
Additions for tax positions of prior years	—	25,728
Reductions for tax positions of prior years	—	(5,092)
Settlements	(9,006)	(24,271)
Balance at December 31	$—	$9,006

We had no unrecognized tax benefits at December 31, 2015 and 2014. We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense.

We are subject to U.S. federal income tax, Oklahoma, Kansas, New Mexico, Iowa, Arizona, Utah, Colorado and Nebraska income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all state and local income tax matters for tax years through 2012 and have materially concluded all U.S. federal income tax matters for tax years through December 31, 2013.

NOTE 14:	Stockholders' Equity

Shares of our common stock outstanding and activity for the years ended December 31, 2015, 2014 and 2013 are presented below:

	Years Ended December 31,
	2015	2014	2013

Common shares outstanding at January 1	196,086,090	198,830,351	203,551,496
Issuance of restricted stock, excluding restricted stock with performance feature	447,534	376,622	292,855
Vesting of performance units	136,896	416,111	210,819
Vesting of restricted stock with performance feature	43,774	77,430	15,141
Forfeitures of restricted stock	(51,332)	(76,107)	(15,794)
Purchase of treasury stock (1)	(16,428,574)	(3,538,317)	(5,224,166)
Common shares outstanding at December 31	180,234,388	196,086,090	198,830,351

(1)
Includes 151,967, 279,680 and 235,922 shares, respectively, withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of December 31, 2015, we had remaining authorization to repurchase up to $308.2 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the years ended December 31, 2015, 2014 and 2013, we withheld shares of our common stock from certain employees in the amounts of $6.2 million, $11.4 million and $11.3 million, respectively. These withholdings were made under the terms of restricted stock and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 15:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2015
Net unrealized gain on marketable securities	$38	$14	$24
Net unrealized loss on hedging instruments	(52,259)	(20,282)	(31,977)
Net change in pension and other post-retirement benefit obligations	79	31	48
Other comprehensive loss	(52,142)	(20,237)	(31,905)
Less other comprehensive income attributable to noncontrolling interest	144	—	144
Other comprehensive loss attributable to HollyFrontier stockholders	$(52,286)	$(20,237)	$(32,049)

Year Ended December 31, 2014
Net unrealized loss on marketable securities	$(157)	$(62)	$(95)
Net unrealized gain on hedging instruments	55,812	21,583	34,229
Net change in pension and other post-retirement benefit obligations	(11,425)	(4,423)	(7,002)
Other comprehensive income	44,230	17,098	27,132
Less other comprehensive income attributable to noncontrolling interest	60	—	60
Other comprehensive income attributable to HollyFrontier stockholders	$44,170	$17,098	$27,072

Year Ended December 31, 2013
Net unrealized gain on marketable securities	$34	$17	$17
Net unrealized loss on hedging instruments	(20,183)	(8,669)	(11,514)
Net change in pension and other post-retirement benefit obligations	37,593	14,534	23,059
Other comprehensive income	17,444	5,882	11,562
Less other comprehensive income attributable to noncontrolling interest	2,315	—	2,315
Other comprehensive income attributable to HollyFrontier stockholders	$15,129	$5,882	$9,247

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI			Income Statement Line Item
	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Marketable securities	$(51)	$4	$39	Interest income
	42	—	—	Gain on sale of assets
	(9)	4	39
	(3)	2	15	Income tax expense (benefit)
	(6)	2	24	Net of tax

Hedging instruments:
Commodity price swaps	245,819	88,326	(20,060)	Sales and other revenues
	(179,700)	(37,313)	38,949	Cost of products sold
	(17,607)	791	(3,379)	Operating expenses
Interest rate swaps	(2,100)	(2,202)	(2,941)	Interest expense
	46,412	49,602	12,569
	18,454	19,712	5,554	Income tax expense
	27,958	29,890	7,015	Net of tax
	1,273	1,335	1,783	Noncontrolling interest
	29,231	31,225	8,798	Net of tax and noncontrolling interest

Pension and other post-retirement benefit obligations:
Pension obligation	—	—	(3,226)	Cost of products sold
	—	—	(30,127)	Operating expenses
	—	—	(4,236)	General and administrative expenses
	—	—	(37,589)
	—	—	(14,547)	Income tax benefit
	—	—	(23,042)	Net of tax

Post-retirement healthcare obligation	271	482	646	Cost of products sold
	2,681	3,366	2,868	Operating expenses
	347	448	526	General and administrative expenses
	3,299	4,296	4,040
	1,277	1,663	1,563	Income tax expense
	2,022	2,633	2,477	Net of tax

Retirement restoration plan	(20)	(920)	(111)	General and administrative expenses
	(8)	(356)	(43)	Income tax benefit
	(12)	(564)	(68)	Net of tax

Total reclassifications for the period	$31,235	$33,296	$(11,811)

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	December 31,
	2015	2014
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$20,737	$20,689
Unrealized loss on marketable securities	(61)	(85)
Unrealized gain (loss) on hedging instruments, net of noncontrolling interest	(24,831)	7,290
Accumulated other comprehensive income (loss)	$(4,155)	$27,894

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 16:	Retirement Plans

Post-retirement Healthcare Plans
We provide post-retirement medical benefits to certain eligible employees. These plans are unfunded and provide differing levels of healthcare benefits dependent upon hire date and work location. Not all of our employees are covered by these plans at December 31, 2015.

The following table sets forth the changes in the benefit obligation and plan assets of our post-retirement healthcare plans for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(In thousands)
Change in plans' benefit obligation
Post-retirement plans' benefit obligation - beginning of year	$23,633	$15,715
Service cost	1,694	895
Interest cost	819	638
Participant contributions	593	573
Amendments	—	3,383
Benefits paid	(2,260)	(1,533)
Actuarial loss (gain)	(3,278)	3,962
Post-retirement plans' benefit obligation - end of year	$21,201	$23,633

Change in plan assets
Fair value of plan assets - beginning of year	$—	$—
Employer contributions	1,667	960
Participant contributions	593	573
Benefits paid	(2,260)	(1,533)
Fair value of plan assets - end of year	$—	$—

Funded status
Under-funded balance	$(21,201)	$(23,633)

Amounts recognized in consolidated balance sheets
Accrued post-retirement liability	$(21,201)	$(23,633)

Amounts recognized in accumulated other comprehensive income (loss)
Cumulative actuarial loss	$(1,613)	$(5,074)
Prior service credit	35,937	39,419
Total	$34,324	$34,345

Benefit payments, which reflect expected future service, are expected to be paid as follows: $2.1 million in 2016; $1.8 million in 2017; $1.9 million in 2018; $1.8 million in 2019; $1.9 million in 2020; and $9.2 million in 2021 through 2025.

The weighted average assumptions used to determine end of period benefit obligations:

	December 31,
	2015	2014

Discount rate	3.90%	3.60%
Current health care trend rate	8.00%	8.00%
Ultimate health care trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2041	2042

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Net periodic post-retirement credit consisted of the following components:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Service cost – benefit earned during the year	$1,694	$895	$1,112
Interest cost on projected benefit obligations	819	638	665
Amortization of prior service credit	(3,482)	(4,296)	(5,896)
Amortization of net loss	183	—	130
Loss on settlement	—	—	1,726
Net periodic post-retirement credit	$(786)	$(2,763)	$(2,263)

Prior service credits are amortized over the average remaining effective period to obtain full benefit eligibility for participants.

Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care benefit plans. The weighted average assumptions used to determine net periodic benefit expense follow:

	Years Ended December 31,
	2015	2014	2013

Discount rate	3.60%	4.25%	3.45%
Current health care trend rate	8.00%	8.00%	8.10%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2042	2045	2023

The effect of a 1% change in health care cost trend rates is as follows:

	1% Point Increase	1% Point Decrease
	(In thousands)
Service cost	$268	$(222)
Interest cost	$68	$(58)
Year-end accumulated post-retirement benefit obligation	$1,443	$(1,254)

Pension Plan
In 2013, we terminated the HollyFrontier Corporation Pension Plan (the "Plan"), a non-contributory defined benefit retirement plan that covered certain employees. In June 2013, we made contributions of $22.7 million to the Plan, which was sufficient for the Plan to settle its obligations to all participants including the premium paid to the non-participating annuity provider. In 2013, we recognized a pre-tax pension settlement charge of $39.5 million, of which $37.6 million was reclassified out of accumulated other comprehensive income, representing the irrevocable portion of our obligation. Net periodic pension expense was $42.6 million for the year ended December 31, 2013.

Additionally, we had a program that provided transition benefit payments to certain employees that participated in a previously terminated defined benefit plan. The program extended through 2014 and provided payments subsequent to year-end provided the employee was employed by us on the last day of each year. The payments were based on each employee's years of service and eligible salary. Transition benefit costs under this program were $10.8 million and $12.5 million for the years ended December 31, 2014 and 2013, respectively. In March 2015, we paid all remaining amounts owed to plan participants of $11.0 million.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Retirement Restoration Plan
We have an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.1 million, $1.2 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $2.8 million and $3.0 million at December 31, 2015 and 2014, respectively. As of December 31, 2015, the projected benefit obligation under this plan was $2.8 million. Annual benefit payments of $0.2 million are expected to be paid through 2025, which reflect expected future service.

Defined Contribution Plans
We have a defined contribution “401(k)” plan that covers substantially all employees. Our contributions are based on an employee's eligible compensation and years of service. We also partially match the employee's contributions. We expensed $17.2 million, $16.1 million and $15.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, in connection with these plans.

NOTE 17:	Lease Commitments

We lease certain office and storage facilities, rail cars and other equipment under long-term operating leases, most of which contain renewal options. At December 31, 2015, the minimum future rental commitments under operating leases having non-cancellable lease terms in excess of one year are as follows:

(In thousands)
2016	$70,512
2017	65,807
2018	62,364
2019	58,664
2020	57,047
Thereafter	221,589
Total	$535,983

Rental expense charged to operations was $107.3 million, $89.8 million and $72.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, rental expense included $8.9 million, $8.0 million and $8.3 million, respectively, in costs attributable to the HEP operations.

NOTE 18:	Contingencies and Contractual Commitments

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2016 through 2030.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2016 through 2033. At December 31, 2015, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

(In thousands)
2016	$113,914
2017	102,613
2018	84,026
2019	75,514
2020	65,444
Thereafter	548,010
Total	$989,521

Transportation and storage costs incurred under these agreements totaled $137.7 million, $118.0 million and $95.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts do not include contractual commitments under our long-term transportation agreements with HEP, as all transactions with HEP are eliminated in these consolidated financial statements.

NOTE 19:	Segment Information

Our operations are organized into two reportable segments, Refining and HEP. Our operations that are not included in the Refining and HEP segments are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Consolidations and Eliminations.

The Refining segment represents the operations of the El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and HFC Asphalt (aggregated as a reportable segment). Refining activities involve the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Additionally, the Refining segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America. HFC Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. The HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP) and a 50% and 25% ownership interest in the Frontier Pipeline and the SLC Pipeline, respectively. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies (see Note 1).

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Refining	HEP (1)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2015
Sales and other revenues	$13,171,183	$358,875	$663	$(292,801)	$13,237,920
Depreciation and amortization	$273,799	$61,236	$11,944	$(828)	$346,151
Income (loss) from operations	$1,187,875	$181,778	$(123,004)	$(2,296)	$1,244,353
Capital expenditures	$567,616	$94,516	$14,023	$—	$676,155
Total assets	$6,840,545	$1,569,089	$289,225	$(310,560)	$8,388,299

Year Ended December 31, 2014
Sales and other revenues	$19,706,225	$332,626	$2,103	$(276,627)	$19,764,327
Depreciation and amortization	$293,871	$60,548	$9,790	$(828)	$363,381
Income (loss) from operations	$491,106	$156,453	$(129,874)	$(2,151)	$515,534
Capital expenditures	$435,598	$109,693	$19,530	$—	$564,821
Total assets	$6,927,126	$1,472,098	$1,150,865	$(320,042)	$9,230,047

Year Ended December 31, 2013
Sales and other revenues	$20,105,443	$307,053	$1,314	$(253,250)	$20,160,560
Depreciation and amortization	$233,182	$64,701	$6,391	$(828)	$303,446
Income (loss) from operations	$1,237,687	$133,522	$(123,030)	$(2,105)	$1,246,074
Capital expenditures	$339,356	$56,613	$29,158	$—	$425,127
Total assets	$7,094,558	$1,412,931	$1,881,121	$(332,847)	$10,055,763

(1) HEP acquired newly constructed naphtha fractionation and hydrogen generation units at our El Dorado Refinery in November 2015. As a result, we have recast our HEP segment information to include these assets and related capital expenditures that were previously presented under the Refining segment.

HEP segment revenues from external customers were $66.7 million, $57.3 million and $53.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 20:	Supplemental Financial Information

Borrowings pursuant to the HollyFrontier Credit Agreement are recourse to the assets of HollyFrontier, but not HEP. Furthermore, borrowings under the HEP Credit Agreement are recourse to HEP, but not to the assets of HFC with the exception of HEP Logistics Holdings, L.P., HEP’s general partner. Other than its investment in HEP, the assets of the general partner are insignificant.
The following condensed financial information is provided for HollyFrontier Corporation (on a standalone basis, before consolidation of HEP), and for HEP and its consolidated subsidiaries (on a standalone basis, exclusive of HFC). Due to certain basis differences, our reported amounts for HEP may not agree to amounts reported in HEP’s periodic public filings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Balance Sheet
December 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,520	$15,013	$—	$66,533
Marketable securities	144,019	—	—	144,019
Accounts receivable, net	355,020	41,075	(44,117)	351,978
Inventories	839,897	1,972	—	841,869
Prepayments and other	48,288	3,082	(7,704)	43,666
Total current assets	1,438,744	61,142	(51,821)	1,448,065

Properties, plants and equipment, net	3,270,804	1,090,373	(245,515)	4,115,662
Intangibles and other assets	2,410,879	417,574	(3,881)	2,824,572
Total assets	$7,120,427	$1,569,089	$(301,217)	$8,388,299

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$738,024	$22,583	$(44,117)	$716,490
Income tax payable	8,142	—	—	8,142
Accrued liabilities	117,346	26,341	(7,704)	135,983
Total current liabilities	863,512	48,924	(51,821)	860,615

Long-term debt	31,288	1,008,752	—	1,040,040
Liability to HEP	220,998	—	(220,998)	—
Deferred income tax liabilities	497,475	431	—	497,906
Other long-term liabilities	125,684	59,306	(5,025)	179,965

Investment in HEP	129,961	—	(129,961)	—
Equity – HollyFrontier	5,251,509	357,247	(355,341)	5,253,415
Equity – noncontrolling interest	—	94,429	461,929	556,358
Total liabilities and equity	$7,120,427	$1,569,089	$(301,217)	$8,388,299

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Balance Sheet
December 31, 2014	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$565,155	$2,830	$—	$567,985
Marketable securities	474,110	—	—	474,110
Accounts receivable, net	588,407	40,129	(38,631)	589,905
Inventories	1,033,191	1,940	—	1,035,131
Income tax receivable	11,719	—	—	11,719
Prepayments and other	109,928	2,443	(8,223)	104,148
Total current assets	2,782,510	47,342	(46,854)	2,782,998

Properties, plants and equipment, net	2,867,941	1,062,430	(259,832)	3,670,539
Intangibles and other assets	2,418,926	362,326	(4,742)	2,776,510
Total assets	$8,069,377	$1,472,098	$(311,428)	$9,230,047

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,125,146	$21,623	$(38,631)	$1,108,138
Income tax payable	19,642	—	—	19,642
Accrued liabilities	88,116	26,321	(8,223)	106,214
Total current liabilities	1,232,904	47,944	(46,854)	1,233,994

Long-term debt	187,311	866,986	—	1,054,297
Liability to HEP	233,217	—	(233,217)	—
Deferred income tax liabilities	663,912	367	—	664,279
Other long-term liabilities	135,474	47,170	(5,886)	176,758

Investment in HEP	99,618	—	(99,618)	—
Equity – HollyFrontier	5,516,941	414,549	(407,906)	5,523,584
Equity – noncontrolling interest	—	95,082	482,053	577,135
Total liabilities and equity	$8,069,377	$1,472,098	$(311,428)	$9,230,047

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$13,171,846	$358,875	$(292,801)	$13,237,920
Operating costs and expenses:
Cost of products sold	10,525,610	—	(286,392)	10,239,218
Lower of cost or market valuation inventory adjustment	226,979	—	—	226,979
Operating expenses	960,352	103,305	(3,284)	1,060,373
General and administrative	108,290	12,556	—	120,846
Depreciation and amortization	299,233	61,236	(14,318)	346,151
Total operating costs and expenses	12,120,464	177,097	(303,994)	11,993,567
Income from operations	1,051,382	181,778	11,193	1,244,353
Other income (expense):
Earnings (loss) of equity method investments	78,969	4,803	(87,510)	(3,738)
Interest income (expense)	6,098	(36,892)	(9,285)	(40,079)
Loss on early extinguishment of debt	(1,370)	—	—	(1,370)
Gain on sale of assets and other	8,916	486	—	9,402
	92,613	(31,603)	(96,795)	(35,785)
Income before income taxes	1,143,995	150,175	(85,602)	1,208,568
Income tax provision	405,832	228	—	406,060
Net income	738,163	149,947	(85,602)	802,508
Less net income attributable to noncontrolling interest	(30)	3,971	58,466	62,407
Net income attributable to HollyFrontier stockholders	$738,193	$145,976	$(144,068)	$740,101
Comprehensive income attributable to HollyFrontier stockholders	$706,144	$138,920	$(137,012)	$708,052

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2014	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$19,708,328	$332,626	$(276,627)	$19,764,327
Operating costs and expenses:
Cost of products sold	17,500,601	—	(272,216)	17,228,385
Lower of cost or market inventory valuation adjustment	397,478	—	—	397,478
Operating expenses	1,041,571	104,801	(1,432)	1,144,940
General and administrative	103,785	10,824	—	114,609
Depreciation and amortization	317,149	60,548	(14,316)	363,381
Total operating costs and expenses	19,360,584	176,173	(287,964)	19,248,793
Income from operations	347,744	156,453	11,337	515,534
Other income (expense):
Earnings (loss) of equity method investments	65,375	2,987	(70,369)	(2,007)
Interest income (expense)	6,221	(36,098)	(9,339)	(39,216)
Loss on early extinguishment of debt	—	(7,677)	—	(7,677)
Gain on sale of assets and other	866	—	—	866
	72,462	(40,788)	(79,708)	(48,034)
Income before income taxes	420,206	115,665	(68,371)	467,500
Income tax provision	140,937	235	—	141,172
Net income	279,269	115,430	(68,371)	326,328
Less net income attributable to noncontrolling interest	(25)	8,288	36,773	45,036
Net income attributable to HollyFrontier stockholders	$279,294	$107,142	$(105,144)	$281,292
Comprehensive income attributable to HollyFrontier stockholders	$306,366	$107,181	$(105,183)	$308,364

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2013	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$20,106,757	$307,053	$(253,250)	$20,160,560
Operating costs and expenses:
Cost of products sold	17,641,119	—	(248,892)	17,392,227
Operating expenses	995,194	97,081	(1,425)	1,090,850
General and administrative	116,214	11,749	—	127,963
Depreciation and amortization	253,062	64,701	(14,317)	303,446
Total operating costs and expenses	19,005,589	173,531	(264,634)	18,914,486
Income from operations	1,101,168	133,522	11,384	1,246,074
Other income (expense):
Earnings (loss) of equity method investments	52,288	2,826	(57,186)	(2,072)
Interest expense	(6,338)	(46,849)	(9,307)	(62,494)
Loss on early extinguishment of debt	(22,109)	—	—	(22,109)
	23,841	(44,023)	(66,493)	(86,675)
Income before income taxes	1,125,009	89,499	(55,109)	1,159,399
Income tax provision	391,243	333	—	391,576
Net income	733,766	89,166	(55,109)	767,823
Less net income attributable to noncontrolling interest	—	6,632	25,349	31,981
Net income attributable to HollyFrontier stockholders	$733,766	$82,534	$(80,458)	$735,842
Comprehensive income attributable to HollyFrontier stockholders	$743,013	$84,354	$(82,278)	$745,089

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$836,858	$233,188	$(90,420)	$979,626

Cash flow from investing activities
Additions to properties, plants and equipment	(581,639)	—	—	(581,639)
Additions to properties, plants and equipment – HEP	—	(94,516)	—	(94,516)
Purchase of equity method investment	—	(55,032)	—	(55,032)
Proceeds from sale of assets	17,985	1,279	—	19,264
Purchases of marketable securities	(509,338)	—	—	(509,338)
Sales and maturities of marketable securities	839,513	—	—	839,513
	(233,479)	(148,269)	—	(381,748)
Cash flows from financing activities
Net borrowings under credit agreement – HEP	—	141,000	—	141,000
Redemption of senior notes - HFC	(155,156)	—	—	(155,156)
Purchase of treasury stock	(742,823)	—	—	(742,823)
Dividends	(246,908)	—	—	(246,908)
Distributions to noncontrolling interest	—	(173,688)	90,420	(83,268)
Distribution from HEP	62,000	(62,000)	—	—
Contribution from general partner	(27,623)	27,623	—	—
Other, net	(6,504)	(5,671)	—	(12,175)
	(1,117,014)	(72,736)	90,420	(1,099,330)
Cash and cash equivalents
Increase (decrease) for the period	(513,635)	12,183	—	(501,452)
Beginning of period	565,155	2,830	—	567,985
End of period	$51,520	$15,013	$—	$66,533

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$652,186	$186,903	$(80,493)	$758,596

Cash flows from investing activities:
Additions to properties, plants and equipment	(455,128)	—	—	(455,128)
Additions to properties, plants and equipment – HEP	—	(109,693)	—	(109,693)
Proceeds from sale of assets	16,633	—	—	16,633
Purchases of marketable securities	(1,025,602)	—	—	(1,025,602)
Sales and maturities of marketable securities	1,276,447	—	—	1,276,447
Other, net	5,021	—	—	5,021
	(182,629)	(109,693)	—	(292,322)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	208,000	—	208,000
Redemption of senior notes - HEP	—	(156,188)	—	(156,188)
Purchase of treasury stock	(158,847)	—	—	(158,847)
Dividends	(647,197)	—	—	(647,197)
Distributions to noncontrolling interest	—	(158,695)	80,493	(78,202)
Contribution from general partner	(29,734)	29,734	—	—
Excess tax benefit from equity-based compensation	2,040	—	—	2,040
Other, net	(4,415)	(3,583)	—	(7,998)
	(838,153)	(80,732)	80,493	(838,392)
Cash and cash equivalents
Increase (decrease) for the period:	(368,596)	(3,522)	—	(372,118)
Beginning of period	933,751	6,352	—	940,103
End of period	$565,155	$2,830	$—	$567,985

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$757,204	$183,380	$(71,410)	$869,174

Cash flows from investing activities:
Additions to properties, plants and equipment	(368,514)	—	—	(368,514)
Additions to properties, plants and equipment – HEP	—	(56,613)	—	(56,613)
Proceeds from sale of assets	5,071	2,731	—	7,802
Acquisition of trucking operations	(11,301)	—	—	(11,301)
Purchases of marketable securities	(935,512)	—	—	(935,512)
Sales and maturities of marketable securities	846,143	—	—	846,143
Other, net	(8,740)	—	—	(8,740)
	(472,853)	(53,882)	—	(526,735)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	(58,000)	—	(58,000)
Redemptions of senior notes	(300,973)	—	—	(300,973)
Proceeds from sale of HEP common units	73,444	—	—	73,444
Proceeds from common unit offerings – HEP	—	73,444	—	73,444
Purchase of treasury stock	(225,023)	—	—	(225,023)
Contribution from general partner	(6,011)	6,011	—	—
Dividends	(645,920)	—	—	(645,920)
Distributions to noncontrolling interest	—	(142,611)	71,410	(71,201)
Excess tax benefit from equity-based compensation	2,562	—	—	2,562
Other, net	(1,141)	(7,227)	—	(8,368)
	(1,103,062)	(128,383)	71,410	(1,160,035)
Cash and cash equivalents
Increase (decrease) for the period:	(818,711)	1,115	—	(817,596)
Beginning of period	1,752,462	5,237	—	1,757,699
End of period	$933,751	$6,352	$—	$940,103

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 21:	Significant Customers

All revenues are domestic revenues, except for sales of fuel oil for export into Mexico. We have two significant customers (Shell Oil and Sinclair), each of which has historically accounted for 10% or more of our annual revenues. Shell Oil accounted for $1,252.6 million (9%), $2,097.4 million (11%) and $1,830.5 million (9%) for the years ended December 31, 2015, 2014 and 2013, respectively, and Sinclair accounted for $1,104.9 million (8%), $2,018.8 million (10%) and $2,134.3 million (11%) of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Our export sales were less than 3% of our revenues for the years ended December 31, 2015, 2014 and 2013.

NOTE 22:	Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
Year Ended December 31, 2015
Sales and other revenues	$3,006,626	$3,701,912	$3,585,823	$2,943,559	$13,237,920
Operating costs and expenses	$2,618,004	$3,112,080	$3,263,218	$3,000,265	$11,993,567
Income (loss) from operations (1)	$388,622	$589,832	$322,605	$(56,706)	$1,244,353
Income (loss) before income taxes	$372,389	$580,177	$320,673	$(64,671)	$1,208,568
Net income (loss) attributable to HollyFrontier stockholders	$226,876	$360,824	$196,322	$(43,921)	$740,101
Net income (loss) per share attributable to HollyFrontier stockholders - basic	$1.16	$1.88	$1.05	$(0.24)	$3.91
Net income (loss) per share attributable to HollyFrontier stockholders - diluted	$1.16	$1.88	$1.04	$(0.24)	$3.90
Dividends per common share	$0.32	$0.33	$0.33	$0.33	$1.31
Average number of shares of common stock outstanding:
Basic	195,069	191,355	187,208	181,460	188,731
Diluted	195,121	191,454	187,344	181,460	188,940

Year Ended December 31, 2014
Sales and other revenues	$4,791,053	$5,372,600	$5,317,555	$4,283,119	$19,764,327
Operating costs and expenses	$4,520,057	$5,076,255	$5,014,944	$4,637,537	$19,248,793
Income from operations (2)	$270,996	$296,345	$302,611	$(354,418)	$515,534
Income before income taxes	$251,576	$286,485	$290,774	$(361,335)	$467,500
Net income attributable to HollyFrontier stockholders	$152,061	$176,429	$175,006	$(222,204)	$281,292
Net income per share attributable to HollyFrontier stockholders - basic	$0.76	$0.89	$0.88	$(1.13)	$1.42
Net income per share attributable to HollyFrontier stockholders - diluted	$0.76	$0.89	$0.88	$(1.13)	$1.42
Dividends per common share	$0.80	$0.82	$0.82	$0.82	$3.26
Average number of shares of common stock outstanding:
Basic	198,297	198,139	197,261	195,310	197,243
Diluted	198,924	198,380	197,535	195,310	197,428

(1) For 2015, income from operations reflects non-cash lower of cost or market inventory valuation reductions of $6.5 million and $135.5 million for the first and second quarters, respectively, and charges of $225.5 million and $143.6 million for the third and fourth quarters, respectively.

(2) Loss from operations for the fourth quarter of 2014 reflects a non-cash lower of cost or market inventory valuation charge of $397.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2015 that would need to be reported on Form 8-K that have not previously been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2016 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2016 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2016 and is incorporated herein by reference.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2016 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2016 and is incorporated herein by reference.

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

(3)    Exhibits

The Exhibit Index on pages 101 to 108 of this Annual Report on Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Annual Report on Form 10-K.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: February 24, 2016	/s/ George J. Damiris
George J. Damiris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Michael C. Jennings	Executive Chairman	February 24, 2016
Michael C. Jennings

/s/ George J. Damiris	Chief Executive Officer, President	February 24, 2016
George J. Damiris	and Director

/s/ Douglas S. Aron	Executive Vice President and	February 24, 2016
Douglas S. Aron	Chief Financial Officer
(Principal Financial Officer)

/s/ J.W. Gann, Jr.	Vice President, Controller and	February 24, 2016
J.W. Gann, Jr.	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Douglas Y. Bech	Director	February 24, 2016
Douglas Y. Bech

/s/ Leldon Echols	Director	February 24, 2016
Leldon Echols

/s/ R. Kevin Hardage	Director	February 24, 2016
R. Kevin Hardage

/s/ Robert J. Kostelnik	Director	February 24, 2016
Robert J. Kostelnik

/s/ James H. Lee	Director	February 24, 2016
James H. Lee

/s/ Franklin Myers	Director	February 24, 2016
Franklin Myers

/s/ Michael E. Rose	Director	February 24, 2016
Michael E. Rose

/s/ Tommy A. Valenta	Director	February 24, 2016
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

4.2
First Supplemental Indenture, dated November 22, 2010, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Frontier Oil Corporation's Current Report on Form 8-K filed November 22, 2010, File Number 1-07627).

4.3
Second Supplemental Indenture, dated May 26, 2011, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Frontier Oil Corporation's Current Report on Form 8-K filed May 27, 2011, File No. 1-07627).

4.4
Third Supplemental Indenture, dated July 1, 2011, among HollyFrontier Corporation (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

4.5
Fourth Supplemental Indenture, dated September 6, 2013, among HollyFrontier Corporation, as issuer (as successor-in-interest to Frontier Oil Corporation), the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 1-03876).

4.6	Form of 6 7/8% Senior Note Due 2018 (incorporated by reference to Exhibit 4.3 of Frontier Oil Corporation's Current Report on Form 8-K filed November 22, 2010, file Number 1-07627).

4.7
Indenture, dated March 12, 2012, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Guarantors and U.S. Bank National Association, providing for the issuance of 6.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.'s Current Report on Form 8-K filed March 12, 2012, File No. 1-32225).

4.8
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

4.9
Second Supplemental Indenture, dated March 25, 2015, among HEP El Dorado LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 1-03876).

4.10*	Third Supplemental Indenture, dated September 23, 2015, among HEP Casper SLC LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.

4.11*	Fourth Supplemental Indenture, dated November 17, 2015, among El Dorado Operating LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.

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

10.9
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

10.10
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

Table of Content

Exhibit Number	Description

10.11
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

10.12
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

10.13
Second Amended and Restated Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed February 22, 2016, File No. 1-03876).

10.14
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

Table of Content

Exhibit Number	Description

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

10.27
Tenth Amended and Restated Omnibus Agreement, dated September 26, 2014, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-03876).

10.28
Eleventh Amended and Restated Omnibus Agreement, dated March 12, 2015, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed March 16, 2015, File No. 1-03876).

10.29
Twelfth Amended and Restated Omnibus Agreement, dated October 16, 2015, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.30
Thirteenth Amended and Restated Omnibus Agreement, dated as of November 2, 2015, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated November 3, 2015, File No. 1-03876).

10.31
Fourteenth Amended and Restated Omnibus Agreement, dated February 22, 2016, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed February 22, 2016, File No. 1-03876).

10.32
Lease and Access Agreement (Cheyenne), dated November 9, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed November 10, 2011, File No. 1-03876).

10.33
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

10.35
First Amendment to Lease and Access Agreement ( El Dorado), effective August 15, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC. (incorporated by reference to Exhibit 10.34 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2013, File No. 1-03876).

10.36
Second Amendment to Lease and Access Agreement ( El Dorado), effective December 5, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC. (incorporated by reference to Exhibit 10.35 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2013, File No. 1-03876).

10.37
Third Amendment to Lease and Access Agreement ( El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC. (incorporated by reference to Exhibit 10.36 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2013, File No. 1-03876).

10.38
Senior Unsecured 5-Year Revolving Credit Agreement, dated July 1, 2014, among HollyFrontier Corporation, as borrower, Union Bank, N. A. as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

10.39
Subsidiary Guarantee, dated July 1, 2014, by certain subsidiaries of HollyFrontier Corporation in favor of Union Bank, N. A. as administrative agent (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

10.40*	Release of Subsidiary Guarantee, dated December 29, 2015, by and among HollyFrontier Corporation and Union Bank, N.A.

Table of Content

Exhibit Number	Description

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

10.43
Master Crude Oil Purchase and Sale Contract, dated November 1, 2010, among BNP Paribas Energy Trading GP, BNP Paribas Energy Trading Canada Corp., Frontier Oil and Refining Company and Frontier Oil Corporation (incorporated by reference to Exhibit 10.1 to Frontier Oil Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 1-07627).

10.44
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

10.46
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

10.48
Amended and Restated Transportation Services Agreement, dated September 26, 2014, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-03876).

10.49
Refined Products Purchase Agreement, dated December 1, 2009, between Holly Refining & Marketing - Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

10.50
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

10.52
Third Amendment to Refined Products Purchase Agreement, dated June 1, 2012, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.53
Fourth Amendment to Refined Products Purchase Agreement, dated February 27, 2014, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.55 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 1-03876).

10.54
Fifth Amendment to Refined Products Purchase Agreement dated June 23, 2014, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.56 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 1-03876).

10.55
Unloading and Blending Services Agreement, dated March 12, 2015, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 16, 2015, File No. 1-03876).

10.56
Assignment and Assumption of Agreements, dated as of October 16, 2015, by and between HollyFrontier Refining & Marketing LLC, Navajo Refining Company, L.L.C., Holly Refining & Marketing - Tulsa LLC, Frontier Refining LLC and Frontier El Dorado LLC (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.57
Master Throughput Agreement, dated as of October 16, 2015, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.58
Amended and Restated Master Throughput Agreement, dated February 22, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed February 22, 2016, File No. 1-03876).

10.59
Construction Payment Agreement, dated as of October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.60
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

10.61
Amended and Restated Services and Secondment Agreement, dated as of November 2, 2015, by and among Holly Logistic Services, L.L.C., Holly Energy Partners-Operating L.P., El Dorado Operating LLC, Cheyenne Logistics LLC, El Dorado Logistics LLC, HollyFrontier Payroll Services, Inc., Frontier Refining LLC and Frontier El Dorado Refining LLC (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

10.62
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

10.63
Amended and Restated Master Lease and Access Agreement, dated as of November 2, 2015, by and among Frontier El Dorado Refining LLC, Frontier Refining LLC, Holly Refining & Marketing - Tulsa LLC, Holly Refining & Marketing Company - Woods Cross LLC, Navajo Refining Company, L.L.C., El Dorado Operating LLC, El Dorado Logistics LLC, Cheyenne Logistics LLC, HEP Tulsa LLC, HEP Woods Cross, L.L.C. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

10.64
LLC Interest Purchase Agreement, dated as of November 2, 2015, by and between HollyFrontier Corporation, Frontier El Dorado Refining LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

10.65
Master Tolling Agreement (Refinery Assets), dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

10.66
Master Tolling Agreement (Operating Assets), dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.67*†
LLC Interest Purchase Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P.

10.68*†
Refined Products Terminal Transfer Agreement, dated February 22, 2016, by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P.

10.69+
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

10.70+
First Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.71+
Second Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 18, 2011, File No. 1-03876).

10.72+
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

10.74+	Holly Corporation Amended and Restated Change in Control Agreement Policy (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 1, 2011, File No. 1-03876).

10.75+
Holly Corporation Employee Form of Change in Control Agreement (for grandfathered Holly Corporation employees) (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed February 20, 2008, File No. 1-03876).

10.76+
HollyFrontier Corporation Form of Change in Control Agreement (for legacy Frontier Oil Corporation executives) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 24, 2012, File No. 1-03876).

10.77+
HollyFrontier Corporation Form of Amendment to Change in Control Agreement for Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 10, 2012, File No. 1-03876).

10.78+
HollyFrontier Corporation Form of Change in Control Agreement (for legacy Holly Corporation employees) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 30, 2012, File No. 1-03876).

10.79+
HollyFrontier Corporation Form of Change in Control Agreement (for HollyFrontier Corporation new hires and promotes) (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed March 30, 2012, File No. 1-03876).

10.80+
HollyFrontier Corporation Form of Amendment to Change in Control Agreement for George J. Damiris (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 14, 2013, File No. 1-03876).

10.81+
Change in Control Agreement, dated December 21, 2015, between the Company and Michael C. Jennings (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed December 21, 2015, File No. 1-03876).

10.82+
Form of Performance Share Unit Agreement (for 162(m) covered employees) (incorporated by reference to Exhibit 4.11 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.83+
Form of Performance Share Unit Agreement (for non-162(m) covered employees) (incorporated by reference to Exhibit 4.12 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.84+	Form of Restricted Stock Agreement (time-based vesting) (incorporated by reference to Exhibit 4.13 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

Table of Content

Exhibit Number	Description

10.85+	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 4.14 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.86+
Form of Restricted Stock Unit Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.63 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.87+
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

10.89+
Retention and Assumption Agreement, dated February 21, 2011, among Frontier Oil Corporation, Holly Corporation and Michael C. Jennings (incorporated by reference to Exhibit 10.1 to Frontier Oil Corporation's Current Report on Form 8-K filed February 21, 2011, File No. 1-07627).

10.90+
Retention and Assumption Agreement, dated February 21, 2011, among Frontier Oil Corporation, Holly Corporation and Doug S. Aron (incorporated by reference to Exhibit 10.2 to Frontier Oil Corporation's Current Report on Form 8-K filed February 21, 2011, File No. 1-07627).

10.91+
HollyFrontier Corporation Omnibus Incentive Compensation Plan (formerly the Frontier Oil Corporation Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

10.92+
First Amendment to the HollyFrontier Corporation Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.93+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (formerly the Frontier Deferred Compensation Plan) (incorporated by reference to Exhibit 10.73 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.94+
Form of Indemnification Agreement between Frontier and each of its officers and directors (incorporated by reference to Exhibit 10.41 to Frontier Oil Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, File No. 1-07627).

10.95+
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

101++
The following financial information from Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.
† Exhibit reflects correction of minor clerical error in signature block of previously filed exhibit.