Form 10-Q
period 2016-03-31
HollyFrontier Corp
filed 2016-05-04
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
176,519,301 shares of Common Stock, par value $.01 per share, were outstanding on April 29, 2016.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $9,034 and $15,013, respectively)	$111,021	$66,533
Marketable securities	—	144,019
Total cash, cash equivalents and short-term marketable securities	111,021	210,552
Accounts receivable: Product and transportation (HEP: $41,055 and $41,075, respectively)	410,764	323,858
Crude oil resales	20,150	28,120
	430,914	351,978
Inventories: Crude oil and refined products	762,800	712,865
Materials, supplies and other (HEP: $2,122 and $1,972, respectively)	129,138	129,004
	891,938	841,869
Income taxes receivable	32,813	—
Prepayments and other (HEP: $3,059 and $3,082, respectively)	32,584	43,666
Total current assets	1,499,270	1,448,065

Properties, plants and equipment, at cost (HEP: $1,383,186 and $1,397,965, respectively)	5,625,455	5,490,189
Less accumulated depreciation (HEP: $(290,743) and $(298,282), respectively)	(1,429,198)	(1,374,527)
	4,196,257	4,115,662
Other assets: Turnaround costs	263,773	231,873
Goodwill (HEP: $288,991 and $288,991, respectively)	2,331,781	2,331,781
Intangibles and other (HEP: $170,896 and $128,583, respectively)	303,206	260,918
	2,898,760	2,824,572
Total assets	$8,594,287	$8,388,299

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $18,480 and $22,583, respectively)	$731,271	$716,490
Income taxes payable	—	8,142
Accrued liabilities (HEP: $16,074 and $26,341, respectively)	154,337	135,983
Total current liabilities	885,608	860,615

Long-term debt (HEP: $1,061,944 and $1,008,752, respectively)	1,308,168	1,040,040
Deferred income taxes (HEP: $458 and $431, respectively)	544,308	497,906
Other long-term liabilities (HEP: $55,381 and $59,376, respectively)	213,005	179,965

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of March 31, 2016 and December 31, 2015	2,560	2,560
Additional capital	4,011,634	4,011,052
Retained earnings	3,234,040	3,271,189
Accumulated other comprehensive loss	(4,566)	(4,155)
Common stock held in treasury, at cost – 79,442,190 and 75,728,478 shares as of March 31, 2016 and December 31, 2015, respectively	(2,156,844)	(2,027,231)
Total HollyFrontier stockholders’ equity	5,086,824	5,253,415
Noncontrolling interest	556,374	556,358
Total equity	5,643,198	5,809,773
Total liabilities and equity	$8,594,287	$8,388,299

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2016 and December 31, 2015. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Sales and other revenues	$2,018,724	$3,006,626
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	1,625,163	2,251,373
Lower of cost or market inventory valuation adjustment	(56,121)	(6,546)
	1,569,042	2,244,827
Operating expenses (exclusive of depreciation and amortization)	252,583	263,596
General and administrative expenses (exclusive of depreciation and amortization)	25,621	29,569
Depreciation and amortization	87,880	80,012
Total operating costs and expenses	1,935,126	2,618,004
Income from operations	83,598	388,622
Other income (expense):
Earnings (loss) of equity method investments	2,765	(7,807)
Interest income	75	962
Interest expense	(12,087)	(10,154)
Loss on early extinguishment of debt	(8,718)	—
Gain on sale of assets and other	65	766
	(17,900)	(16,233)
Income before income taxes	65,698	372,389
Income tax provision:
Current	(24,354)	139,198
Deferred	46,662	(9,470)
	22,308	129,728
Net income	43,390	242,661
Less net income attributable to noncontrolling interest	22,137	15,785
Net income attributable to HollyFrontier stockholders	$21,253	$226,876
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.12	$1.16
Diluted	$0.12	$1.16
Cash dividends declared per common share	$0.33	$0.32
Average number of common shares outstanding:
Basic	176,737	195,069
Diluted	176,784	195,121

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$43,390	$242,661
Other comprehensive income:
Securities available-for-sale:
Unrealized gain on marketable securities	78	108
Reclassification adjustments to net income on sale or maturity of marketable securities	23	(40)
Net unrealized gain on marketable securities	101	68
Hedging instruments:
Change in fair value of cash flow hedging instruments	(12,604)	(15,428)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	11,286	(4,161)
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270
Net unrealized loss on hedging instruments	(1,048)	(19,319)
Other comprehensive loss before income taxes	(947)	(19,251)
Income tax benefit	(261)	(7,275)
Other comprehensive loss	(686)	(11,976)
Total comprehensive income	42,704	230,685
Less noncontrolling interest in comprehensive income	21,862	15,331
Comprehensive income attributable to HollyFrontier stockholders	$20,842	$215,354

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$43,390	$242,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,880	80,012
Lower of cost or market inventory valuation adjustment	(56,121)	(6,546)
Net (gain) loss of equity method investments, inclusive of distributions	(265)	8,557
Gain on sale of assets	(23)	(766)
Loss on early extinguishment of debt	8,718	—
Deferred income taxes	46,662	(9,470)
Equity-based compensation expense	3,226	7,225
Change in fair value – derivative instruments	3,189	2,223
(Increase) decrease in current assets:
Accounts receivable	(78,936)	63,517
Inventories	7,276	(74,001)
Income taxes receivable	(32,813)	11,719
Prepayments and other	10,586	22,203
Increase (decrease) in current liabilities:
Accounts payable	2,401	(165,839)
Income taxes payable	(10,555)	92,374
Accrued liabilities	8,519	(3,059)
Turnaround expenditures	(36,994)	(29,100)
Other, net	496	5,182
Net cash provided by operating activities	6,636	246,892

Cash flows from investing activities:
Additions to properties, plants and equipment	(131,700)	(120,892)
Additions to properties, plants and equipment – HEP	(17,873)	(51,727)
Proceeds from sale of assets	258	814
Purchases of marketable securities	(4,082)	(118,816)
Sales and maturities of marketable securities	148,204	178,524
Net cash used for investing activities	(5,193)	(112,097)

Cash flows from financing activities:
Borrowings under credit agreements	837,000	153,500
Repayments under credit agreements	(784,000)	(130,500)
Net proceeds from issuance of senior notes	246,690	—
Repayment of financing obligation	(39,500)	—
Inventory repurchase obligation	693	7,434
Purchase of treasury stock	(133,430)	(55,065)
Dividends	(58,602)	(62,335)
Distributions to noncontrolling interest	(21,731)	(20,472)
Other, net	(4,075)	(1,250)
Net cash provided by (used for) financing activities	43,045	(108,688)

Cash and cash equivalents:
Increase for the period	44,488	26,107
Beginning of period	66,533	567,985
End of period	$111,021	$594,092

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,261	$14,522
Income taxes	$19,166	$38,985
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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of March 31, 2016, we:

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

•	owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”) which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

•	owned a 39% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2016, the consolidated results of operations and comprehensive income for the three months ended March 31, 2016 and 2015 and consolidated cash flows for the three months ended March 31, 2016 and 2015 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 that has been filed with the SEC.

Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2016.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.3 million at both March 31, 2016 and December 31, 2015.

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

Goodwill: We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2016, there have been no impairments to goodwill.

Historically, the refining industry has experienced significant fluctuations in operating results over an extended business cycle including changes in prices of crude oil and refined products, changes in operating costs including natural gas and higher costs of complying with government regulations. It is possible that the goodwill related to our Cheyenne Refinery will be determined to be impaired at some point in the future. A prolonged, moderate decrease in operating margins could potentially result in impairment to goodwill allocated to our Cheyenne reporting unit. Such impairment charges could be material.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the three months ended March 31, 2016 and 2015, we received proceeds of $14.3 million and $30.2 million, respectively, and repaid $13.6 million and $22.8 million, respectively, under these sell / buy transactions.

New Accounting Pronouncements

Leases
In February 2016, Accounting Standard Update (“ASU”) 2016-02, “Leases” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard.

Consolidation
In February 2015, ASU 2015-02, “Consolidation” was issued to improve consolidation guidance for certain legal entities. It modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities involved with VIEs, particularly those that have fee arrangements and related party provisions and provides a scope exception from consolidation guidance for certain reporting entities that comply with or operate in accordance with requirements that are similar to those included in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. We adopted this standard effective January 1, 2016, which did not affect our financial position or results of operations.

Revenue Recognition
In May 2014, ASU 2014-09, “Revenue from Contracts with Customers” was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we are evaluating the impact of this standard.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 2:	Holly Energy Partners

HEP, a consolidated VIE, is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals; a 50% interest in Frontier Pipeline Company, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”); a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); and a 25% interest in SLC Pipeline LLC, the owner of a pipeline (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.

As of March 31, 2016, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 81% of HEP’s total revenues for the three months ended March 31, 2016. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Tulsa Tanks
On March 31, 2016, HEP acquired crude oil tanks located at our Tulsa Refineries from an affiliate of Plains All American Pipeline, L.P. (“Plains”) for $39.5 million. Previously in 2009, we sold these tanks to Plains and leased them back, and due to our continuing interest in the tanks, we accounted for the transaction as a financing arrangement. Accordingly, the tanks remained on our balance sheet and were depreciated for accounting purposes, and the proceeds received from Plains were recorded as a financing obligation and presented as a component of outstanding debt.

In accounting for HEP’s March 2016 purchase from Plains, the amount paid was recorded against our outstanding financing obligation balance of $30.8 million, with the excess $8.7 million payment resulting in a loss on early extinguishment of debt.

Magellan Asset Exchange
On February 22, 2016, we acquired a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in exchange for a 20-year terminalling services agreement, whereby a subsidiary of Magellan Midstream Partners (“Magellan Midstream”) will provide terminalling services for all of our products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Under the agreement, we will be charged tariffs based on the volumes of refined product processed. Osage is the owner of the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. This exchange was accounted for at fair value, whereby the 50% membership interest in the Osage Pipeline was recorded at appraised fair value and an offsetting residual deferred credit in the amount of $38.9 million was recorded, which will be amortized over the 20-year service period. No gain or loss was recorded for this exchange.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Also on February 22, 2016, we contributed the 50% membership interest in Osage to HEP, and in exchange received HEP’s El Paso terminal. Pursuant to this exchange, HEP agreed to build two connections to Magellan Midstream’s El Paso terminal. In addition, HEP agreed to become operator of the Osage Pipeline. This exchange was accounted for at carry-over basis with no resulting gain or loss.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2019 through 2030. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of March 31, 2016, these agreements result in minimum annualized payments to HEP of $263.7 million.

Our transactions with HEP including the acquisitions discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

NOTE 3:	Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. HEP’s outstanding credit agreement borrowings also approximate fair value as interest rates are reset frequently at current interest rates.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and estimated fair values of marketable securities, derivative instruments and senior notes at March 31, 2016 and December 31, 2015 were as follows:

			Fair Value by Input Level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2016
Assets:
Commodity price swaps	$33,619	$33,619	$—	$33,619	$—
Forward contracts	4,197	4,197	—	4,197	—
Total assets	$37,816	$37,816	$—	$37,816	$—

Liabilities:
NYMEX futures contracts	$768	$768	$768	$—	$—
Commodity price swaps	91,295	91,295	—	91,295	—
Forward contracts	6,947	6,947	—	6,947	—
HollyFrontier senior notes	246,224	250,313	—	250,313	—
HEP senior notes	296,944	295,500	—	295,500	—
HEP interest rate swaps	263	263	—	263	—
Total liabilities	$642,441	$645,086	$768	$644,318	$—

December 31, 2015
Assets:
Marketable securities	$144,019	$144,019	$—	$144,019	$—
NYMEX futures contracts	3,469	3,469	3,469	—	—
Commodity price swaps	37,097	37,097	—	37,097	—
HEP interest rate swaps	304	304	—	304	—
Total assets	$184,889	$184,889	$3,469	$181,420	$—

Liabilities:
Commodity price swaps	$98,930	$98,930	$—	$98,930	$—
HEP senior notes	296,752	295,500	—	295,500	—
HEP interest rate swaps	114	114	—	114	—
Total liabilities	$395,796	$394,544	$—	$394,544	$—

Level 1 Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Instruments
Derivative instruments consisting of commodity price swaps, forward sales and purchase contracts and HEP’s interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair values of the commodity price and interest rate swap contracts are based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP’s interest rate swaps. The fair value of the senior notes is based on values provided by a third-party, which were derived using market quotes for similar type instruments, a Level 2 input.

Level 3 Instruments
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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Level 3 Instruments
(In thousands)
Liability balance at beginning of period	$—
Change in fair value:
Recognized in other comprehensive income	(2,552)
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	—
Liability balance at end of period	$(2,552)

Additionally during the three months ended March 31, 2016, we recognized a non-recurring fair value measurement of $44.4 million that relates to HEP’s equity interest in Osage. The fair value was based on a combination of valuation methods including discounted cash flows, and the guideline public company and guideline transaction methods, level 3 inputs.

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

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$21,253	$226,876
Participating securities’ share in earnings	216	644
Net income attributable to common shares	$21,037	$226,232
Average number of shares of common stock outstanding	176,737	195,069
Effect of dilutive variable restricted shares and performance share units (1)	47	52
Average number of shares of common stock outstanding assuming dilution	176,784	195,121
Basic earnings per share	$0.12	$1.16
Diluted earnings per share	$0.12	$1.16
(1) Excludes anti-dilutive restricted and performance share units of:	177	412

NOTE 5:	Stock-Based Compensation

As of March 31, 2016, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $3.2 million and $6.3 million for the three months ended March 31, 2016 and 2015, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.7 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

A summary of restricted stock and restricted stock unit activity and changes during the three months ended March 31, 2016 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2016 (non-vested)	722,525	$48.35
Granted	5,628	38.26
Forfeited	(9,168)	48.08
Outstanding at March 31, 2016 (non-vested)	718,985	$47.42	$25,395

For the three months ended March 31, 2016, no restricted stock or restricted stock units vested. As of March 31, 2016, there was $20.6 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of March 31, 2016, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 75% of target amounts.

A summary of performance share unit activity and changes during the three months ended March 31, 2016 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2016 (non-vested)	637,938
Granted	2,861
Forfeited	(144,362)
Outstanding at March 31, 2016 (non-vested)	496,437

As of March 31, 2016, there was $11.8 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $46.16 per unit. That cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at March 31, 2016 consisted of cash and cash equivalents.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We only invest in marketable debt securities with the maximum maturity or put date of any individual issue generally not greater than one year from the date of purchase, which are usually held until maturity. All of these instruments are classified as available-for-sale. As a result, they are reported at fair value using quoted market prices. Interest income is recorded as earned. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income (loss). Upon sale or maturity, realized gains on our marketable debt securities are recognized as interest income. These gains are computed based on the specific identification of the underlying cost of the securities, net of unrealized gains and losses previously reported in other comprehensive income. Unrealized gains and losses on our available-for-sale securities are due to changes in market prices and are considered temporary.

The following is a summary of our marketable securities as of December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
December 31, 2015
Commercial paper	$22,876	$1	$(2)	$22,875
Corporate debt securities	32,311	—	(41)	32,270
State and political subdivisions debt securities	88,935	6	(67)	88,874
Total marketable securities	$144,122	$7	$(110)	$144,019

No interest income was recognized on our marketable securities for the three months ended March 31, 2016. We recognized interest income of $0.5 million for the three months ended March 31, 2015.

NOTE 7:	Inventories

Inventory consists of the following components:

	March 31, 2016	December 31, 2015
	(In thousands)
Crude oil	$523,754	$518,922
Other raw materials and unfinished products(1)	184,804	214,832
Finished products(2)	622,578	603,568
Lower of cost or market reserve	(568,336)	(624,457)
Process chemicals(3)	5,558	4,477
Repair and maintenance supplies and other	123,580	124,527
Total inventory	$891,938	$841,869

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $568.3 million and $624.5 million at March 31, 2016 and December 31, 2015, respectively. The December 31, 2015 market reserve of $624.5 million was reversed due to the sale of inventory quantities that gave rise to the 2015 reserve. A new market reserve of $568.3 million was established as of March 31, 2016 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a $56.1 million and $6.5 million decrease to cost of products sold for the three months ended March 31, 2016 and 2015, respectively.

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

We expensed $0.9 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $97.0 million and $98.1 million at March 31, 2016 and December 31, 2015, respectively, of which $82.5 million and $83.5 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier. During the three months ended March 31, 2016, we received advances totaling $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement. At March 31, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $3.3 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
In March 2016, HEP amended its senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”), increasing the size of the facility from $850 million to $1.2 billion. The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the three months ended March 31, 2016, HEP received advances totaling $522.0 million and repaid $469.0 million under the HEP Credit Agreement. At March 31, 2016, HEP was in compliance with all of its covenants, had outstanding borrowings of $765.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Senior Notes
In March 2016, we issued $250 million in aggregate principal amount of 5.875% senior notes (the “HollyFrontier Senior Notes”) maturing April 2026. The HollyFrontier Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HollyFrontier Financing Obligation
In March 2016, we extinguished a financing obligation at a cost of $39.5 million and recognized an $8.7 million loss on the early termination. The financing obligation related to a sale and lease-back of certain crude oil tankage that we sold to an affiliate of Plains in October 2009 for $40.0 million.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HollyFrontier Term Loan
On April 28, 2016, we entered into a $350 million senior unsecured term loan (the “HollyFrontier Term Loan”) maturing in April 2019. The HollyFrontier Term Loan is fully drawn and may be used for general corporate purposes. Indebtedness under the HollyFrontier Term Loan is recourse to HollyFrontier, and as of May 4, 2016, we are in compliance with all covenants.

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

The carrying amounts of long-term debt are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)

HollyFrontier 5.875% Senior Notes
Principal	$250,000	$—
Unamortized discount and debt issuance costs	(3,776)	—
	246,224	—

Financing Obligation	—	31,288

Total HollyFrontier long-term debt	246,224	31,288

HEP Credit Agreement	765,000	712,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(3,056)	(3,248)
	296,944	296,752

Total HEP long-term debt	1,061,944	1,008,752

Total long-term debt	$1,308,168	$1,040,040

We capitalized interest attributable to construction projects of $0.7 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas. We also have forward sales and purchase contracts that lock in the prices of future sales and purchases of refined product. Additionally, in 2015, we had swap contracts serving as cash flow hedges against price risk on forecasted purchases of WTI crude oil and forecasted sales of refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. On a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended March 31, 2016
Change in fair value	$(11,921)	Sales and other revenues	$(4,756)
Loss reclassified to earnings due to settlements	11,056	Cost of products sold	—
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(6,570)	Operating expenses	$—
Total	$(595)		$(11,326)		$—

Three Months Ended March 31, 2015
Change in fair value	$(14,148)	Sales and other revenues	$49,180	Sales and other revenues	$(133)
Gain reclassified to earnings due to settlements	(4,692)	Cost of products sold	(40,769)	Cost of products sold	1,244
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(3,989)	Operating expenses	547
Total	$(18,570)		$4,422		$1,658

As of March 31, 2016, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted transactions:

		Notional Contract Volumes by Year of Maturity
Derivative Instruments	Total Outstanding Notional	2016	2017	Unit of Measure

Natural gas price swaps - long	16,800,000	7,200,000	9,600,000	MMBTU
Forward gasoline and diesel contracts - short	975,000	975,000	—	Barrels

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 16,800,000 MMBTU’s to be purchased ratably through 2017. As of March 31, 2016, we have an unrealized loss of $1.9 million classified in accumulated other comprehensive loss that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended March 31,
Location of Gain (Loss) Recognized in Income	2016	2015
	(In thousands)
Cost of products sold	$474	$22,281
Operating expenses	(3,469)	(296)
Total	$(2,995)	$21,985

As of March 31, 2016, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2016	2017	Unit of Measure

Crude price swaps (basis spread) - long	8,800,000	8,800,000	—	Barrels
Natural gas price swaps (basis spread) - long	18,039,000	7,731,000	10,308,000	MMBTU
Natural gas price swaps - long	16,800,000	7,200,000	9,600,000	MMBTU
Natural gas price swaps - short	16,800,000	7,200,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	910,000	910,000	—	Barrels
Forward gasoline and diesel contracts - long	1,175,000	1,175,000	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2016, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of March 31, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017 and have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP’s interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended March 31, 2016
Interest rate swaps
Change in fair value	$(683)
Loss reclassified to earnings due to settlements	230	Interest expense	$(230)
Total	$(453)		$(230)

Three Months Ended March 31, 2015
Interest rate swaps
Change in fair value	$(1,280)
Loss reclassified to earnings due to settlements	531	Interest expense	$(531)
Total	$(749)		$(531)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2016
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$35,810	$—	$35,810
Forward contracts	—	—	—	2,587	—	2,587
Interest rate swap contracts	—	—	—	263	—	263
	$—	$—	$—	$38,660	$—	$38,660

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$55,505	$(33,639)	$21,866
NYMEX futures contracts	—	—	—	768	—	768
Forward contracts	4,197	—	4,197	4,360	—	4,360
	$4,197	$—	$4,197	$60,633	$(33,639)	$26,994

Total net balance			$4,197			$65,654

Balance sheet classification:				Accrued liabilities		$45,911
	Prepayment and other		$4,197	Other long-term liabilities		19,743
			$4,197			$65,654

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2015
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$38,755	$—	$38,755
Interest rate swap contracts	304	—	304	114	—	114
	$304	$—	$304	$38,869	$—	$38,869

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$60,196	$(37,118)	$23,078
NYMEX futures contracts	3,469	—	3,469	—	—	—
	$3,469	$—	$3,469	$60,196	$(37,118)	$23,078

Total net balance			$3,773			$61,947

Balance sheet classification:	Prepayment and other		$3,469	Accrued liabilities		$36,976
	Intangibles and other		304	Other long-term liabilities		24,971
			$3,773			$61,947

At March 31, 2016, we had a pre-tax net unrealized loss of $41.7 million classified in accumulated other comprehensive loss that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized loss of $26.4 million will be effectively transferred from accumulated other comprehensive loss into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the three months ended March 31, 2016 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2015	$5,253,415	$556,358	$5,809,773
Net income	21,253	22,137	43,390
Dividends	(58,402)	—	(58,402)
Distributions to noncontrolling interest holders	—	(21,731)	(21,731)
Other comprehensive loss, net of tax	(411)	(275)	(686)
Equity-based compensation	2,575	651	3,226
Tax attributable to equity-based compensation	(2,225)	—	(2,225)
Purchase of treasury stock	(129,381)	—	(129,381)
Purchase of HEP units for restricted grants	—	(784)	(784)
Other	—	18	18
Balance at March 31, 2016	$5,086,824	$556,374	$5,643,198

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2016, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2016
Net unrealized gain on marketable securities	$101	$40	$61
Net unrealized loss on hedging instruments	(1,048)	(301)	(747)
Other comprehensive loss	(947)	(261)	(686)
Less other comprehensive loss attributable to noncontrolling interest	(275)	—	(275)
Other comprehensive loss attributable to HollyFrontier stockholders	$(672)	$(261)	$(411)

Three Months Ended March 31, 2015
Net unrealized gain on marketable securities	$68	$27	$41
Net unrealized loss on hedging instruments	(19,319)	(7,302)	(12,017)
Other comprehensive loss	(19,251)	(7,275)	(11,976)
Less other comprehensive loss attributable to noncontrolling interest	(454)	—	(454)
Other comprehensive loss attributable to HollyFrontier stockholders	$(18,797)	$(7,275)	$(11,522)

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended March 31,
	2016	2015

Marketable securities	$(23)	$(2)	Interest income
	—	42	Gain on sale of assets
	(23)	40
	(9)	15	Income tax expense (benefit)
	(14)	25	Net of tax

Hedging instruments:
Commodity price swaps	(4,756)	49,180	Sales and other revenues
	—	(40,769)	Cost of products sold
	(6,570)	(3,989)	Operating expenses
Interest rate swaps	(230)	(531)	Interest expense
	(11,556)	3,891
	(4,418)	1,630	Income tax expense (benefit)
	(7,138)	2,261	Net of tax
	139	322	Noncontrolling interest
	(6,999)	2,583	Net of tax and noncontrolling interest

Total reclassifications for the period	$(7,013)	$2,608

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	March 31, 2016	December 31, 2015
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$20,737	$20,737
Unrealized loss on marketable securities	—	(61)
Unrealized loss on hedging instruments, net of noncontrolling interest	(25,303)	(24,831)
Accumulated other comprehensive loss	$(4,566)	$(4,155)

NOTE 13:	Post-retirement Plans

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Service cost – benefit earned during the period	$324	$424
Interest cost on projected benefit obligations	197	205
Amortization of prior service credit	(871)	(871)
Amortization of net loss	—	46
Net periodic post-retirement credit	$(350)	$(196)

NOTE 14:	Contingencies

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

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. The HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP); a 50% ownership interest in each of the Frontier Pipeline and the Osage Pipeline and a 25% ownership interest in the SLC Pipeline, respectively. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015.

	Refining	HEP (1)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2016
Sales and other revenues	$1,999,587	$102,010	$110	$(82,983)	$2,018,724
Depreciation and amortization	$68,878	$16,029	$3,180	$(207)	$87,880
Income (loss) from operations	$55,000	$56,067	$(26,855)	$(614)	$83,598
Capital expenditures	$129,018	$17,873	$2,682	$—	$149,573

Three Months Ended March 31, 2015
Sales and other revenues	$2,989,280	$89,756	$218	$(72,628)	$3,006,626
Depreciation and amortization	$63,275	$14,290	$2,654	$(207)	$80,012
Income (loss) from operations	$373,901	$44,210	$(28,949)	$(540)	$388,622
Capital expenditures	$116,467	$51,727	$4,425	$—	$172,619

March 31, 2016
Cash, cash equivalents and total investments in marketable securities	$13,726	$9,034	$88,261	$—	$111,021
Total assets	$7,053,257	$1,607,600	$225,375	$(291,945)	$8,594,287
Long-term debt	$—	$1,061,944	$246,224	$—	$1,308,168

December 31, 2015
Cash, cash equivalents and total investments in marketable securities	$91	$15,013	$195,448	$—	$210,552
Total assets	$6,831,235	$1,578,399	$289,225	$(310,560)	$8,388,299
Long-term debt	$—	$1,008,752	$31,288	$—	$1,040,040

(1) HEP acquired the crude oil tanks at our Tulsa Refineries in March 2016. As a result, we have recast our 2015 HEP segment information to include these assets and related capital expenditures that were previously presented under the Refining segment.

HEP segment revenues from external customers were $19.2 million and $17.5 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 16:	Additional Financial Information

Borrowings pursuant to the HollyFrontier Credit Agreement are recourse to HollyFrontier, but not HEP. Furthermore, borrowings under the HEP Credit Agreement are recourse to HEP, but not to the assets of HFC with the exception of HEP Logistics Holdings, L.P., HEP’s general partner. Other than its investment in HEP, the assets of the general partner are insignificant.

The following condensed financial information is provided for HollyFrontier Corporation (on a standalone basis, before consolidation of HEP), and for HEP and its consolidated subsidiaries (on a standalone basis, exclusive of HFC). Due to certain basis differences, our reported amounts for HEP may not agree to amounts reported in HEP’s periodic public filings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
March 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$101,987	$9,034	$—	$111,021
Accounts receivable, net	429,153	41,055	(39,294)	430,914
Inventories	889,816	2,122	—	891,938
Income tax receivable	32,813	—	—	32,813
Prepayments and other	31,176	3,059	(1,651)	32,584
Total current assets	1,484,945	55,270	(40,945)	1,499,270

Properties, plants and equipment, net	3,345,759	1,092,443	(241,945)	4,196,257
Intangibles and other assets	2,438,585	459,887	288	2,898,760
Total assets	$7,269,289	$1,607,600	$(282,602)	$8,594,287

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$752,085	$18,480	$(39,294)	$731,271
Accrued liabilities	139,914	16,074	(1,651)	154,337
Total current liabilities	891,999	34,554	(40,945)	885,608

Long-term debt	246,224	1,061,944	—	1,308,168
Liability to HEP	217,987	—	(217,987)	—
Deferred income tax liabilities	543,850	458	—	544,308
Other long-term liabilities	158,479	55,381	(855)	213,005

Investment in HEP	125,673	—	(125,673)	—
Equity – HollyFrontier	5,085,077	359,023	(357,276)	5,086,824
Equity – noncontrolling interest	—	96,240	460,134	556,374
Total liabilities and equity	$7,269,289	$1,607,600	$(282,602)	$8,594,287

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
December 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,520	$15,013	$—	$66,533
Marketable securities	144,019	—	—	144,019
Accounts receivable, net	355,020	41,075	(44,117)	351,978
Inventories	839,897	1,972	—	841,869
Prepayments and other	48,288	3,082	(7,704)	43,666
Total current assets	1,438,744	61,142	(51,821)	1,448,065

Properties, plants and equipment, net	3,261,494	1,099,683	(245,515)	4,115,662
Intangibles and other assets	2,410,879	417,574	(3,881)	2,824,572
Total assets	$7,111,117	$1,578,399	$(301,217)	$8,388,299

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$738,024	$22,583	$(44,117)	$716,490
Income taxes payable	8,142	—	—	8,142
Accrued liabilities	117,346	26,341	(7,704)	135,983
Total current liabilities	863,512	48,924	(51,821)	860,615

Long-term debt	31,288	1,008,752	—	1,040,040
Liability to HEP	220,998	—	(220,998)	—
Deferred income tax liabilities	497,475	431	—	497,906
Other long-term liabilities	125,614	59,376	(5,025)	179,965

Investment in HEP	120,721	—	(120,721)	—
Equity – HollyFrontier	5,251,509	366,487	(364,581)	5,253,415
Equity – noncontrolling interest	—	94,429	461,929	556,358
Total liabilities and equity	$7,111,117	$1,578,399	$(301,217)	$8,388,299

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$1,999,697	$102,010	$(82,983)	$2,018,724
Operating costs and expenses:
Cost of products sold	1,703,068	—	(77,905)	1,625,163
Lower of cost or market inventory valuation adjustment	(56,121)	—	—	(56,121)
Operating expenses	230,017	26,823	(4,257)	252,583
General and administrative	22,530	3,091	—	25,621
Depreciation and amortization	75,421	16,029	(3,570)	87,880
Total operating costs and expenses	1,974,915	45,943	(85,732)	1,935,126
Income from operations	24,782	56,067	2,749	83,598
Other income (expense):
Earnings of equity method investments	25,797	2,765	(25,797)	2,765
Interest income (expense)	708	(10,423)	(2,297)	(12,012)
Loss on early extinguishment of debt	(8,718)	—	—	(8,718)
Gain (loss) on sale of assets and other	73	(8)	—	65
	17,860	(7,666)	(28,094)	(17,900)
Income before income taxes	42,642	48,401	(25,345)	65,698
Income tax provision	22,212	96	—	22,308
Net income	20,430	48,305	(25,345)	43,390
Less net income (loss) attributable to noncontrolling interest	(7)	4,927	17,217	22,137
Net income attributable to HollyFrontier stockholders	$20,437	$43,378	$(42,562)	$21,253
Comprehensive income attributable to HollyFrontier stockholders	$20,026	$43,200	$(42,384)	$20,842

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$2,989,498	$89,756	$(72,628)	$3,006,626
Operating costs and expenses:
Cost of products sold	2,322,881	—	(71,508)	2,251,373
Lower of cost or market inventory valuation adjustment	(6,546)	—	—	(6,546)
Operating expenses	236,003	27,966	(373)	263,596
General and administrative	26,279	3,290	—	29,569
Depreciation and amortization	69,258	14,290	(3,536)	80,012
Total operating costs and expenses	2,647,875	45,546	(75,417)	2,618,004
Income from operations	341,623	44,210	2,789	388,622
Other income (expense):
Earnings (loss) of equity method investments	11,901	734	(20,442)	(7,807)
Interest income (expense)	1,922	(8,767)	(2,347)	(9,192)
Gain on sale of assets and other	608	158	—	766
	14,431	(7,875)	(22,789)	(16,233)
Income before income taxes	356,054	36,335	(20,000)	372,389
Income tax provision	129,627	101	—	129,728
Net income	226,427	36,234	(20,000)	242,661
Less net income (loss) attributable to noncontrolling interest	(7)	4,027	11,765	15,785
Net income attributable to HollyFrontier stockholders	$226,434	$32,207	$(31,765)	$226,876
Comprehensive income attributable to HollyFrontier stockholders	$214,912	$31,912	$(31,470)	$215,354

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(8,257)	$39,372	$(24,479)	$6,636

Cash flows from investing activities
Additions to properties, plants and equipment	(131,700)	—	—	(131,700)
Additions to properties, plants and equipment – HEP	—	(17,873)	—	(17,873)
Proceeds from sale of assets	258	—	—	258
Purchases of marketable securities	(4,082)	—	—	(4,082)
Sales and maturities of marketable securities	148,204	—	—	148,204
	12,680	(17,873)	—	(5,193)

Cash flows from financing activities
Net borrowings under credit agreements	—	53,000	—	53,000
Net proceeds from issuance of senior notes	246,690	—	—	246,690
Inventory repurchase obligation	693	—	—	693
Purchase of treasury stock	(133,430)	—	—	(133,430)
Dividends	(58,602)	—	—	(58,602)
Distributions to noncontrolling interest	—	(46,210)	24,479	(21,731)
Repayment of financing obligation	—	(39,500)	—	(39,500)
Contribution from general partner	(9,122)	9,122	—	—
Other, net	(185)	(3,890)	—	(4,075)
	46,044	(27,478)	24,479	43,045

Cash and cash equivalents
Increase (decrease) for the period	50,467	(5,979)	—	44,488
Beginning of period	51,520	15,013	—	66,533
End of period	$101,987	$9,034	$—	$111,021

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$207,509	$61,026	$(21,643)	$246,892

Cash flows from investing activities:
Additions to properties, plants and equipment	(120,892)	—	—	(120,892)
Additions to properties, plants and equipment – HEP	—	(51,727)	—	(51,727)
Purchases of marketable securities	(118,816)	—	—	(118,816)
Sales and maturities of marketable securities	178,524	—	—	178,524
Proceeds from sale of assets	814	—	—	814
	(60,370)	(51,727)	—	(112,097)

Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	23,000	—	23,000
Inventory repurchase obligation	7,434	—	—	7,434
Purchase of treasury stock	(55,065)	—	—	(55,065)
Dividends	(62,335)	—	—	(62,335)
Distributions to noncontrolling interest	—	(42,115)	21,643	(20,472)
Contribution from general partner	(13,035)	13,035	—	—
Other, net	(1,003)	(247)	—	(1,250)
	(124,004)	(6,327)	21,643	(108,688)

Cash and cash equivalents
Increase (decrease) for the period:	23,135	2,972	—	26,107
Beginning of period	565,155	2,830	—	567,985
End of period	$588,290	$5,802	$—	$594,092

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are principally an independent petroleum refiner that produces high-value refined products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate refineries having a combined nameplate crude oil processing capacity of 443,000 barrels per day that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Our refineries are located in El Dorado, Kansas (the “El Dorado Refinery”), Tulsa, Oklahoma (the, “Tulsa Refineries”), which comprise two production facilities, the Tulsa West and East facilities, Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), Cheyenne, Wyoming (the, “Cheyenne Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”).

For the three months ended March 31, 2016, net income attributable to HollyFrontier stockholders was $21.3 million compared to $226.9 million for the three months ended March 31, 2015. Our financial results for the first quarter of 2016 reflect a $56.1 million ($37.0 million after-tax) non-cash benefit attributable to our first quarter lower of cost or market inventory adjustment. First quarter earnings reflect weak refining margins across the industry, with overall gross refining margin per produced barrel decreasing 55% over the three months ended March 31, 2015.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS2 significantly increases our cost of products sold, with RINs costs totaling approximately $45.0 million for the three months ended March 31, 2016. During the first quarter of 2016, increased costs of ethanol blended into our petroleum products, which exceeded the cost of crude oil, also contributed to lower refining margins for the quarter.

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

Currently, gasoline margins continue to strengthen, up between 40% and 70% versus first quarter levels and are expected to strengthen further based on positive vehicle miles traveled data.

Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of March 31, 2016, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2016 and 2015 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended March 31,		Change from 2015
	2016	2015	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$2,018,724	$3,006,626	$(987,902)	(33)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	1,625,163	2,251,373	(626,210)	(28)
Lower of cost or market inventory valuation adjustment	(56,121)	(6,546)	(49,575)	757
	1,569,042	2,244,827	(675,785)	(30)
Operating expenses (exclusive of depreciation and amortization)	252,583	263,596	(11,013)	(4)
General and administrative expenses (exclusive of depreciation and amortization)	25,621	29,569	(3,948)	(13)
Depreciation and amortization	87,880	80,012	7,868	10
Total operating costs and expenses	1,935,126	2,618,004	(682,878)	(26)
Income from operations	83,598	388,622	(305,024)	(78)
Other income (expense):
Earnings (loss) of equity method investments	2,765	(7,807)	10,572	135
Interest income	75	962	(887)	(92)
Interest expense	(12,087)	(10,154)	(1,933)	19
Loss on early extinguishment of debt	(8,718)	—	(8,718)	—
Gain on sale of assets and other	65	766	(701)	(92)
	(17,900)	(16,233)	(1,667)	10
Income before income taxes	65,698	372,389	(306,691)	(82)
Income tax provision	22,308	129,728	(107,420)	(83)
Net income	43,390	242,661	(199,271)	(82)
Less net income attributable to noncontrolling interest	22,137	15,785	6,352	40
Net income attributable to HollyFrontier stockholders	$21,253	$226,876	$(205,623)	(91)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.12	$1.16	$(1.04)	(90)%
Diluted	$0.12	$1.16	$(1.04)	(90)%
Cash dividends declared per common share	$0.33	$0.32	$0.01	3%
Average number of common shares outstanding:
Basic	176,737	195,069	(18,332)	(9)%
Diluted	176,784	195,121	(18,337)	(9)%

Balance Sheet Data

	March 31, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
Cash, cash equivalents and short-term investments in marketable securities	$111,021	$210,552
Working capital	$613,662	$587,450
Total assets	$8,594,287	$8,388,299
Long-term debt	$1,308,168	$1,040,040
Total equity	$5,643,198	$5,809,773

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$6,636	$246,892
Net cash used for investing activities	$(5,193)	$(112,097)
Net cash provided by (used for) financing activities	$43,045	$(108,688)
Capital expenditures	$149,573	$172,619
EBITDA (1)	$152,171	$445,808

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

	Three Months Ended March 31,
	2016	2015
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	233,540	257,960
Refinery throughput (BPD) (2)	252,160	269,140
Refinery production (BPD) (3)	242,100	259,230
Sales of produced refined products (BPD)	233,350	256,320
Sales of refined products (BPD) (4)	262,210	267,340
Refinery utilization (5)	89.8%	99.2%

Average per produced barrel (6)
Net sales	$46.69	$71.67
Cost of products (7)	38.85	54.44
Refinery gross margin (8)	7.84	17.23
Refinery operating expenses (9)	5.40	4.90
Net operating margin (8)	$2.44	$12.33

Refinery operating expenses per throughput barrel (10)	$5.00	$4.67

Feedstocks:
Sweet crude oil	52%	61%
Sour crude oil	21%	21%
Heavy sour crude oil	20%	14%
Other feedstocks and blends	7%	4%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2016	2015
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	48%	48%
Diesel fuels	34%	34%
Jet fuels	7%	8%
Fuel oil	1%	1%
Asphalt	2%	1%
Lubricants	5%	5%
LPG and other	3%	3%
Total	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	98,130	91,200
Refinery throughput (BPD) (2)	109,120	104,060
Refinery production (BPD) (3)	107,510	101,900
Sales of produced refined products (BPD)	113,370	106,130
Sales of refined products (BPD) (4)	113,750	118,090
Refinery utilization (5)	98.1%	91.2%

Average per produced barrel (6)
Net sales	$45.70	$67.12
Cost of products (7)	38.77	50.93
Refinery gross margin (8)	6.93	16.19
Refinery operating expenses (9)	4.24	5.45
Net operating margin (8)	$2.69	$10.74

Refinery operating expenses per throughput barrel (10)	$4.41	$5.56

Feedstocks:
Sweet crude oil	33%	30%
Sour crude oil	57%	58%
Other feedstocks and blends	10%	12%
Total	100%	100%

Sales of produced refined products:
Gasolines	56%	57%
Diesel fuels	38%	35%
Fuel oil	2%	2%
Asphalt	1%	1%
LPG and other	3%	5%
Total	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	59,430	67,460
Refinery throughput (BPD) (2)	69,230	74,320
Refinery production (BPD) (3)	66,240	70,070
Sales of produced refined products (BPD)	66,640	66,180
Sales of refined products (BPD) (4)	69,970	72,150
Refinery utilization (5)	71.6%	81.3%

Table of Content

	Three Months Ended March 31,
	2016	2015
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$46.79	$65.65
Cost of products (7)	39.00	50.23
Refinery gross margin (8)	7.79	15.42
Refinery operating expenses (9)	9.68	10.25
Net operating margin (8)	$(1.89)	$5.17

Refinery operating expenses per throughput barrel (10)	$9.32	$9.13

Feedstocks:
Sweet crude oil	39%	41%
Heavy sour crude oil	32%	38%
Black wax crude oil	15%	12%
Other feedstocks and blends	14%	9%
Total	100%	100%

Sales of produced refined products:
Gasolines	62%	58%
Diesel fuels	32%	36%
Fuel oil	3%	2%
Asphalt	1%	2%
LPG and other	2%	2%
Total	100%	100%

Consolidated
Crude charge (BPD) (1)	391,100	416,620
Refinery throughput (BPD) (2)	430,510	447,520
Refinery production (BPD) (3)	415,850	431,200
Sales of produced refined products (BPD)	413,360	428,630
Sales of refined products (BPD) (4)	445,930	457,580
Refinery utilization (5)	88.3%	94.0%

Average per produced barrel (6)
Net sales	$46.44	$69.61
Cost of products (7)	38.85	52.92
Refinery gross margin (8)	7.59	16.69
Refinery operating expenses (9)	5.77	5.87
Net operating margin (8)	$1.82	$10.82

Refinery operating expenses per throughput barrel (10)	$5.54	$5.61

Feedstocks:
Sweet crude oil	45%	50%
Sour crude oil	27%	26%
Heavy sour crude oil	17%	15%
Black wax crude oil	2%	2%
Other feedstocks and blends	9%	7%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2016	2015
Consolidated
Sales of produced refined products:
Gasolines	53%	52%
Diesel fuels	35%	34%
Jet fuels	4%	5%
Fuel oil	2%	1%
Asphalt	1%	2%
Lubricants	2%	3%
LPG and other	3%	3%
Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

(6)
Represents average per barrel amount for produced refined products sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(7)	Transportation, terminal and refinery storage costs billed from HEP are included in cost of products.

(8)	Excludes lower of cost or market inventory valuation adjustment of $56.1 million and $6.5 million for the three months ended March 31, 2016 and 2015, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Results of Operations – Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Summary
Net income attributable to HollyFrontier stockholders for the three months ended March 31, 2016 was $21.3 million ($0.12 per basic and diluted share), a $205.6 million decrease compared to $226.9 million ($1.16 per basic and diluted share) for the three months ended March 31, 2015. Net income decreased due principally to a year-over-year decrease in first quarter refining margins, net of a current quarter non-cash lower of cost or market inventory valuation benefit of $37.0 million, net of tax. Refinery gross margins for the three months ended March 31, 2016 decreased to $7.59 per produced barrel from $16.69 for the three months ended March 31, 2015.

Sales and Other Revenues
Sales and other revenues decreased 33% from $3,006.6 million for the three months ended March 31, 2015 to $2,018.7 million for the three months ended March 31, 2016 due to a year-over-year decrease in first quarter sales prices and lower refined product sales volumes. The average sales price we received per produced barrel sold was $69.61 for the three months ended March 31, 2015 compared to $46.44 for the three months ended March 31, 2016. Sales and other revenues for the three months ended March 31, 2016 and 2015 include $19.2 million and $17.5 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 30% from $2,244.8 million for the three months ended March 31, 2015 to $1,569.0 million for the three months ended March 31, 2016, due principally to lower crude oil costs and lower sales volumes of refined products. Additionally, this decrease reflects a $49.6 million year-over-year increase in a first quarter lower of cost or market benefit. During the first quarter of 2016, we recognized a $56.1 million benefit attributable to the reversal of the $624.5 million lower of cost or market reserve at December 31, 2015 that was partially offset by a new $568.3 million inventory reserve at March 31, 2016. The reserve at March 31, 2016 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market decreased 27% from $52.92 for the three months ended March 31, 2015 to $38.85 for the three months ended March 31, 2016.

Table of Content

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 55% from $16.69 for the three months ended March 31, 2015 to $7.59 for the three months ended March 31, 2016. This was due to the effects of a decrease in the average per barrel sales price for refined products sold, partially offset by decreased crude oil and feedstock prices during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 4% from $263.6 million for the three months ended March 31, 2015 to $252.6 million for the three months ended March 31, 2016. This decrease is principally due to lower repair and maintenance and natural gas fuel costs compared to the same period of 2015.

General and Administrative Expenses
General and administrative expenses decreased 13% from $29.6 million for the three months ended March 31, 2015 to $25.6 million for the three months ended March 31, 2016 due principally to lower incentive compensation expense during the current year quarter.

Depreciation and Amortization Expenses
Depreciation and amortization increased 10% from $80.0 million for the three months ended March 31, 2015 to $87.9 million for the three months ended March 31, 2016. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Income
Interest income for the three months ended March 31, 2016 was $0.1 million compared to $1.0 million for the three months ended March 31, 2015. This decrease was due to lower investment levels in marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $12.1 million for the three months ended March 31, 2016 compared to $10.2 million for the three months ended March 31, 2015. This increase is due to interest attributable to higher HEP debt levels during the current year quarter relative to the same period of 2015. For the three months ended March 31, 2016 and 2015, interest expense included $10.5 million and $8.8 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
In March 2016, we recognized an $8.7 million loss on the early retirement of a financing obligation, a component of outstanding debt, upon HEP’s purchase of crude oil tanks from an affiliate of Plains All American Pipeline L.P. (“Plains”). See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on this financing obligation.

Income Taxes
For the three months ended March 31, 2016, we recorded income tax expense of $22.3 million compared to $129.7 million for the three months ended March 31, 2015. This decrease is due principally to lower pre-tax earnings during the three months ended March 31, 2016 compared to the same period of 2015. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 34.0% and 34.8% for the three months ended March 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier. During the three months ended March 31, 2016, we received advances totaling $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement. At March 31, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $3.3 million under the HollyFrontier Credit Agreement.

Table of Content

HollyFrontier Senior Notes
In March 2016, we issued $250 million aggregate principal amount of 5.875% senior notes (the “HollyFrontier Senior Notes”) maturing April 2026. The HollyFrontier Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HollyFrontier Term Loan
On April 28, 2016, we entered into a $350 million senior unsecured term loan (the “HollyFrontier Term Loan”) maturing in April 2019. The HollyFrontier Term Loan is fully drawn and may be used for general corporate purposes. Indebtedness under the HollyFrontier Term Loan is recourse to HollyFrontier, and as of May 4, 2016, we are in compliance with all covenants.

HEP Credit Agreement
In March 2016, HEP amended its senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”), increasing the size of the facility from $850 million to $1.2 billion. The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the three months ended March 31, 2016, HEP received advances totaling $522.0 million and repaid $469.0 million under the HEP Credit Agreement. At March 31, 2016, HEP was in compliance with all of its covenants, had outstanding borrowings of $765.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

As of March 31, 2016, our cash and cash equivalents totaled $111.0 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2016, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $44.5 million for the three months ended March 31, 2016. Net cash provided by operating and financing activities of $6.6 million and $43.0 million, respectively, exceeded the net cash used for investing activities of $5.2 million. Working capital increased by $26.2 million during the three months ended March 31, 2016.

Cash Flows – Operating Activities

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net cash flows provided by operating activities were $6.6 million for the three months ended March 31, 2016 compared to $246.9 million for the three months ended March 31, 2015, a decrease of $240.3 million. Net income for the three months ended March 31, 2016 was $43.4 million, a decrease of $199.3 million compared to $242.7 million for the three months ended March 31, 2015. Non-cash adjustments to net income consisting of depreciation and amortization, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain on sale of assets, loss on extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $93.3 million for the three months ended March 31, 2016 compared to $81.2 million for the same period in 2015. Changes in working capital items decreased cash flows by $93.5 million for the three months ended March 31, 2016 compared to a decrease of $53.1 million for the three months ended March 31, 2015. Additionally, for the three months ended March 31, 2016, turnaround expenditures increased to $37.0 million from $29.1 million for the same period of 2015.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net cash flows used for investing activities were $5.2 million for the three months ended March 31, 2016 compared to $112.1 million for the three months ended March 31, 2015, a decrease of $106.9 million. Cash expenditures for properties, plants and equipment for the first three months of 2016 decreased to $149.6 million from $172.6 million for the same period in 2015. These include HEP capital expenditures of $17.9 million and $51.7 million for the three months ended March 31, 2016 and 2015, respectively. We received proceeds of $0.3 million and $0.8 million from the sale of assets during the three months ended March 31, 2016 and 2015, respectively. Also for the three months ended March 31, 2016 and 2015, we invested $4.1 million and $118.8 million, respectively, in marketable securities and received proceeds of $148.2 million and $178.5 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget, which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2016, we expect to spend approximately $475.0 million to $500.0 million in cash for capital projects appropriated in 2016 and prior years. In addition, we expect to spend approximately $110.0 million to $120.0 million on refinery turnarounds. Refinery turnaround spending is amortized over the useful life of the turnaround. This expected capital and turnaround cash spending is comprised of $80.0 million to $85.0 million at the Woods Cross Refinery, $50.0 million to $55.0 million at the El Dorado Refinery, $165.0 million to $175.0 million at the Tulsa Refineries, $130.0 million to $135.0 million at the Cheyenne Refinery, $140.0 million to $145.0 million at the Navajo Refinery and $20.0 million to $25.0 million for miscellaneous other projects.

A significant portion of our current capital spending is associated with compliance-oriented capital improvements. This spending is required due to existing consent decrees (for projects including FCC unit flue gas scrubbers and tail gas treatment units), federal fuels regulations (particularly Tier3, which mandates a reduction in the sulfur content of blended gasoline), refinery waste water treatment improvements and other similar initiatives. Our refinery operations and related emissions are highly regulated at both federal and state levels, and we invest in our facilities as needed to remain in compliance with these standards. Additionally, when faced with new emissions or fuels standards, we seek to execute projects that facilitate compliance and also improve the operating costs and / or yields of associated refining processes.

El Dorado Refinery
Capital projects at the El Dorado Refinery include the completion of an FCC gasoline hydrotreater to meet Tier 3 gasoline requirements and a new tail gas treating unit to provide spare capacity to the existing unit. Growth projects include an upgrade project to improve reformer operation, yield and reliability. A project to improve Coker yield and capacity is currently being evaluated.

Tulsa Refineries
Capital spending for the Tulsa Refineries includes a project to improve FCC yields that will be implemented during a turnaround that started in February 2016. In conjunction with our Tier 3 strategy at the Tulsa Refineries, we are installing a new naphtha fractionation unit that improves both yield and octane enhancements to the gasoline pool.

Navajo Refinery
The Navajo Refinery capital spending in 2016 is primarily directed towards the installation of an FCC gasoline hydrotreater unit to address Tier 3 compliance. Additionally, the Navajo Refinery plans to increase crude capacity through targeted upgrades to several processing units that is expected to provide greater diesel and gasoline flexibility and increased diesel production.

Cheyenne Refinery
The Cheyenne Refinery capital spending in 2016 includes the completion of wastewater treatment plant improvements and a project to improve FCC yield and reliability to be implemented during a turnaround that started in April 2016. An expansion to the heavy oil rack will allow an increase of asphalt and gas oil exports, and work progresses on a study to provide a redundant tail gas unit associated with the sulfur recovery process.

Table of Content

Woods Cross Refinery
Construction continues on our existing expansion project to increase planned processing capacity to 45,000 BPSD and includes new refining facilities and a new rail loading rack for intermediates and finished products associated with refining waxy crude oil. This initial phase of the project is expected to cost $420.0 million and is planned to be put into operation during the second quarter of 2016. An additional investment of $20.0 million is being made to allow for greater crude slate flexibility, which we believe will increase capacity utilization and improve overall economic returns during periods when wax crudes are in short supply.

On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. Following an extended appeal process, the Executive Director of the Utah Department of Environmental Quality issued a final order in favor of Woods Cross on all claims on March 31, 2015, and dismissed the project opponents’ arguments with prejudice. On April 27, 2015, the opponents filed a petition for review and notice of appeal with the Utah Court of Appeals challenging the agency’s decision to uphold the permit and dismiss the project opponents’ arguments. This appeal is now pending before the Utah Court of Appeals. The final legal briefs were submitted in December 2015. Oral argument has been set for August 30, 2016. The expansion, and expected completion timeline and cost, are subject to the Woods Cross Refinery successfully defending the Approval Order on appeal at the Utah Court of Appeals.

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

Cash Flows – Financing Activities

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net cash flows provided by financing activities were $43.0 million for the three months ended March 31, 2016 compared to cash flows used for financing activities of $108.7 million for the three months ended March 31, 2015, an increase of $151.7 million. During the three months ended March 31, 2016, we received $246.7 million in net proceeds upon issuance of the HollyFrontier Senior Notes, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $133.4 million in common stock and paid $58.6 million in dividends. In addition, we extinguished our financing obligation with Plains for $39.5 million. Also during this period, HEP received $522.0 million and repaid $469.0 million under the HEP Credit Agreement and paid distributions of $21.7 million to noncontrolling interests. Also, we sold inventories to third parties with the obligation to repurchase later at contractually fixed prices. Proceeds of $0.7 million received under these transactions are presented as a financing source of cash. During the three months ended March 31, 2015, we purchased $55.1 million in common stock, paid $62.3 million in dividends and received $7.4 million under inventory repurchase obligations. Also during this period, HEP received $153.5 million and repaid $130.5 million under the HEP Credit Agreement and paid distributions of $20.5 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation
In March 2016, we issued $250 million in aggregate principal amount of the HollyFrontier Senior Notes maturing April 2026, and extinguished $30.8 million principal balance related to a long-term financing obligation.

In April 2016, we entered into a $350 million senior unsecured term loan maturing April 2019.

There were no other significant changes to our long-term contractual obligations during this period.

Table of Content

HEP
In March 2016, HEP amended its credit agreement, increasing the size of the credit facility from $850 million to $1.2 billion. The HEP Credit Agreement matures in November 2018. During the three months ended March 31, 2016, HEP received net borrowings of $53.0 million resulting in $765.0 million of outstanding borrowings in the HEP Credit Agreement at March 31, 2016.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the assessment and consolidation of variable interest entities, the use of the last-in, first-out (“LIFO”) method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets and goodwill, accounting for derivative instruments and assessing contingent liabilities for probable losses.

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

At March 31, 2016, our lower of cost or market inventory valuation reserve was $568.3 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Goodwill
We have goodwill that primarily arose from our merger with Frontier Oil Corporation on July 1, 2011. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if events or circumstances indicate the possibility of impairment. As of March 31, 2016, there have been no impairments to goodwill.

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

As of March 31, 2016, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2016	2017	Unit of Measure

Natural gas price swaps - long	33,600,000	14,400,000	19,200,000	MMBTU
Natural gas price swaps - short	16,800,000	7,200,000	9,600,000	MMBTU
Natural gas price swaps (basis spread) - long	18,039,000	7,731,000	10,308,000	MMBTU
Crude price swaps (basis spread) - long	8,800,000	8,800,000	—	Barrels
NYMEX futures (WTI) - short	910,000	910,000	—	Barrels
Forward gasoline and diesel contracts - long	1,175,000	1,175,000	—	Barrels
Forward gasoline and diesel contracts - short	975,000	975,000	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at March 31,
Commodity-based Derivative Contracts	2016	2015
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$20,353	$5,417

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2016, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of March 31, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

Table of Content

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2016 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$250,000	$250,313	$10,848
HEP Senior Notes	$300,000	$295,500	$7,208

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2016, outstanding borrowings under the HEP Credit Agreement were $765.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $150.0 million of outstanding principal to a weighted average fixed rate of 2.99%. For the remaining unhedged Credit Agreement borrowings of $615.0 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Table of Content

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income attributable to HollyFrontier stockholders	$21,253	$226,876
Add income tax provision	22,308	129,728
Add interest expense (1)	20,805	10,154
Subtract interest income	(75)	(962)
Add depreciation and amortization	87,880	80,012
EBITDA	$152,171	$445,808

(1) Includes loss on early extinguishment of debt of $8.7 million for the three months ended March 31, 2016.

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

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$46.44	$69.61
Times sales of produced refined products (BPD)	413,360	428,630
Times number of days in period	91	90
Produced refined product sales	$1,746,876	$2,685,324

Total produced refined products sales	$1,746,876	$2,685,324
Add refined product sales from purchased products and rounding (1)	131,408	167,555
Total refined product sales	1,878,284	2,852,879
Add direct sales of excess crude oil (2)	90,918	100,269
Add other refining segment revenue (3)	30,385	36,132
Total refining segment revenue	1,999,587	2,989,280
Add HEP segment sales and other revenues	102,010	89,756
Add corporate and other revenues	110	218
Subtract consolidations and eliminations	(82,983)	(72,628)
Sales and other revenues	$2,018,724	$3,006,626

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$38.85	$52.92
Times sales of produced refined products (BPD)	413,360	428,630
Times number of days in period	91	90
Cost of products for produced products sold	$1,461,372	$2,041,479

Total cost of products for produced products sold	$1,461,372	$2,041,479
Add refined product costs from purchased products and rounding(1)	138,374	170,722
Total cost of refined products sold	1,599,746	2,212,201
Add crude oil cost of direct sales of excess crude oil (2)	91,588	97,730
Add other refining segment cost of products sold (4)	11,734	12,950
Total refining segment cost of products sold	1,703,068	2,322,881
Subtract consolidations and eliminations	(77,905)	(71,508)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$1,625,163	$2,251,373

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.77	$5.87
Times sales of produced refined products (BPD)	413,360	428,630
Times number of days in period	91	90
Refinery operating expenses for produced products sold	$217,043	$226,445

Total refinery operating expenses for produced products sold	$217,043	$226,445
Add other refining segment operating expenses and rounding (5)	11,719	9,324
Total refining segment operating expenses	228,762	235,769
Add HEP segment operating expenses	26,823	27,966
Add corporate and other costs	1,255	234
Subtract consolidations and eliminations	(4,257)	(373)
Operating expenses (exclusive of depreciation and amortization)	$252,583	$263,596

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$1.82	$10.82
Add average refinery operating expenses per produced barrel	5.77	5.87
Refinery gross margin per barrel	7.59	16.69
Add average cost of products per produced barrel sold	38.85	52.92
Average sales price per produced barrel sold	$46.44	$69.61
Times sales of produced refined products (BPD)	413,360	428,630
Times number of days in period	91	90
Produced refined products sales	$1,746,876	$2,685,324

Total produced refined products sales	$1,746,876	$2,685,324
Add refined product sales from purchased products and rounding (1)	131,408	167,555
Total refined product sales	1,878,284	2,852,879
Add direct sales of excess crude oil (2)	90,918	100,269
Add other refining segment revenue (3)	30,385	36,132
Total refining segment revenue	1,999,587	2,989,280
Add HEP segment sales and other revenues	102,010	89,756
Add corporate and other revenues	110	218
Subtract consolidations and eliminations	(82,983)	(72,628)
Sales and other revenues	$2,018,724	$3,006,626

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

Environmental Matters

We are reporting the following proceedings to comply with SEC regulations which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more. Our respective subsidiaries have or will develop corrective action plans regarding these disclosures that will be implemented in consultation with the respective federal and / or state agencies. It is not possible to predict the ultimate outcome of these proceedings, although none are currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Cheyenne
HollyFrontier Cheyenne Refining LLC (“HFCR”), our wholly-owned subsidiary, completed certain environmental audits at the Cheyenne Refinery regarding compliance with federal and state environmental requirements. By letters dated October 5, 2012, November 7, 2012, and January 10, 2013, and pursuant to the EPA’s audit policy to the extent applicable, HFCR submitted reports to the EPA voluntarily disclosing non-compliance with certain emission limitations, reporting requirements, and provisions of a 2009 federal consent decree. By letters dated October 31, 2012; February 6, 2013; June 21, 2013; July 9, 2013 and July 25, 2013, and pursuant to applicable Wyoming audit statutes, HFCR submitted environmental audit reports to the Wyoming Department of Environmental Quality (“WDEQ”) voluntarily disclosing non-compliance with certain notification, reporting, and other provisions of the refinery’s state air permit and other environmental regulatory requirements. No further action has been taken by either agency at this time.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should carefully consider the risk factors discussed in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Table of Content

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the first quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	2,628,754	$35.97	2,628,754	$213,639,684
February 2016	1,082,727	$32.17	1,082,727	$178,811,213
March 2016	—	$—	—	$178,811,213
Total for January to March 2016	3,711,481		3,711,481

Item 6.	Exhibits

The Exhibit Index on page 50 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: May 4, 2016	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2016	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Table of Content

Exhibit Index

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

3.2	Amended and Restated By-Laws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 20, 2014, File No. 1-03876).

4.1
Indenture, dated as of March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated March 22, 2016, File No. 1-03876).

4.2
Supplemental Indenture, dated as of March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K dated March 22, 2016, File No. 1-03876).

10.1
LLC Interest Purchase Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.67 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-03876).

10.2
Refined Products Terminal Transfer Agreement, dated February 22, 2016, by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-03876).

10.3
Second Amended and Restated Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 1-03876).

10.4
Fourteenth Amended and Restated Omnibus Agreement, dated February 22, 2016, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 1-03876).

10.5
Amended and Restated Master Throughput Agreement, dated February 22, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 1-03876).

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

101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.