Form 10-Q
period 2016-06-30
HollyFrontier Corp
filed 2016-08-03
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
176,519,702 shares of Common Stock, par value $.01 per share, were outstanding on July 29, 2016.

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

“RINs” means renewable identification numbers and refers to serial numbers assigned to credits generated from biodiesel production under the Environmental Protection Agency’s Renewable Fuel Standard 2 (“RFS2”) regulations that mandate increased volumes of renewable fuels blended into the nation’s fuel supply. In lieu of blending, refiners may purchase these transferable credits in order to comply with the regulations.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $4,882 and $15,013, respectively)	$451,990	$66,533
Marketable securities	81,328	144,019
Total cash, cash equivalents and short-term marketable securities	533,318	210,552
Accounts receivable: Product and transportation (HEP: $50,132 and $41,075, respectively)	456,090	323,858
Crude oil resales	25,418	28,120
	481,508	351,978
Inventories: Crude oil and refined products	875,028	712,865
Materials, supplies and other (HEP: $2,181 and $1,972, respectively)	145,995	129,004
	1,021,023	841,869
Income taxes receivable	49,999	—
Prepayments and other (HEP: $2,457 and $3,082, respectively)	32,250	43,666
Total current assets	2,118,098	1,448,065

Properties, plants and equipment, at cost (HEP: $1,395,467 and $1,397,965, respectively)	5,367,849	5,490,189
Less accumulated depreciation (HEP: $(302,466) and $(298,282), respectively)	(1,413,805)	(1,374,527)
	3,954,044	4,115,662
Other assets: Turnaround costs	228,354	231,873
Goodwill (HEP: $288,991 and $288,991, respectively)	2,022,463	2,331,781
Intangibles and other (HEP: $211,128 and $128,583, respectively)	336,758	260,918
	2,587,575	2,824,572
Total assets	$8,659,717	$8,388,299

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $21,427 and $22,583, respectively)	$913,456	$716,490
Income taxes payable	—	8,142
Accrued liabilities (HEP: $24,686 and $26,341, respectively)	135,098	135,983
Total current liabilities	1,048,554	860,615

Long-term debt (HEP: $1,083,136 and $1,008,752, respectively)	1,678,123	1,040,040
Deferred income taxes (HEP: $466 and $431, respectively)	532,661	497,906
Other long-term liabilities (HEP: $59,198 and $59,376, respectively)	202,469	179,965

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of June 30, 2016 and December 31, 2015	2,560	2,560
Additional capital	4,018,549	4,011,052
Retained earnings	2,766,278	3,271,189
Accumulated other comprehensive income (loss)	5,853	(4,155)
Common stock held in treasury, at cost – 79,440,827 and 75,728,478 shares as of June 30, 2016 and December 31, 2015, respectively	(2,156,866)	(2,027,231)
Total HollyFrontier stockholders’ equity	4,636,374	5,253,415
Noncontrolling interest	561,536	556,358
Total equity	5,197,910	5,809,773
Total liabilities and equity	$8,659,717	$8,388,299

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2016 and December 31, 2015. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales and other revenues	$2,714,638	$3,701,912	$4,733,362	$6,708,538
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,248,155	2,887,475	3,873,318	5,138,848
Lower of cost or market inventory valuation adjustment	(138,473)	(135,480)	(194,594)	(142,026)
	2,109,682	2,751,995	3,678,724	4,996,822
Operating expenses (exclusive of depreciation and amortization)	251,336	246,165	503,919	509,761
General and administrative expenses (exclusive of depreciation and amortization)	29,655	26,117	55,276	55,686
Depreciation and amortization	90,423	87,803	178,303	167,815
Goodwill and asset impairment	654,084	—	654,084	—
Total operating costs and expenses	3,135,180	3,112,080	5,070,306	5,730,084
Income (loss) from operations	(420,542)	589,832	(336,944)	978,454
Other income (expense):
Earnings (loss) of equity method investments	3,623	631	6,388	(7,176)
Interest income	527	768	602	1,730
Interest expense	(14,251)	(10,559)	(26,338)	(20,713)
Loss on early extinguishment of debt	—	(1,368)	(8,718)	(1,368)
Gain on sale of assets and other	128	873	193	1,639
	(9,973)	(9,655)	(27,873)	(25,888)
Income (loss) before income taxes	(430,515)	580,177	(364,817)	952,566
Income tax expense (benefit):
Current	(18,012)	155,377	(42,366)	294,575
Deferred	(20,033)	51,613	26,629	42,143
	(38,045)	206,990	(15,737)	336,718
Net income (loss)	(392,470)	373,187	(349,080)	615,848
Less net income attributable to noncontrolling interest	16,898	12,363	39,035	28,148
Net income (loss) attributable to HollyFrontier stockholders	$(409,368)	$360,824	$(388,115)	$587,700
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(2.33)	$1.88	$(2.20)	$3.03
Diluted	$(2.33)	$1.88	$(2.20)	$3.03
Cash dividends declared per common share	$0.33	$0.33	$0.66	$0.65
Average number of common shares outstanding:
Basic	175,865	191,355	176,301	193,202
Diluted	175,865	191,454	176,301	193,279

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(392,470)	$373,187	$(349,080)	$615,848
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	12	(57)	90	51
Reclassification adjustments to net income on sale or maturity of marketable securities	—	(6)	23	(46)
Net unrealized gain (loss) on marketable securities	12	(63)	113	5
Hedging instruments:
Change in fair value of cash flow hedging instruments	(5,393)	8,195	(17,997)	(7,233)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	22,023	(14,274)	33,309	(18,435)
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270	540	540
Net unrealized gain (loss) on hedging instruments	16,900	(5,809)	15,852	(25,128)
Other comprehensive income (loss) before income taxes	16,912	(5,872)	15,965	(25,123)
Income tax expense (benefit)	6,578	(2,325)	6,317	(9,600)
Other comprehensive income (loss)	10,334	(3,547)	9,648	(15,523)
Total comprehensive income (loss)	(382,136)	369,640	(339,432)	600,325
Less noncontrolling interest in comprehensive income (loss)	16,813	12,498	38,675	27,829
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(398,949)	$357,142	$(378,107)	$572,496

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(349,080)	$615,848
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	178,303	167,815
Goodwill and asset impairment	654,084	—
Lower of cost or market inventory valuation adjustment	(194,594)	(142,026)
Net loss of equity method investments, inclusive of distributions	1,081	8,739
Gain on sale of assets	(61)	(1,639)
(Gain) loss on early extinguishment of debt	8,718	(3,788)
Deferred income taxes	26,629	42,143
Equity-based compensation expense	9,774	14,222
Change in fair value – derivative instruments	(18,164)	5,841
Excess tax expense from equity based compensation	(4,198)	(113)
(Increase) decrease in current assets:
Accounts receivable	(128,271)	(35,737)
Inventories	15,531	(12,761)
Income taxes receivable	(49,999)	3,368
Prepayments and other	9,086	10,691
Increase (decrease) in current liabilities:
Accounts payable	210,139	(60,448)
Income taxes payable	(8,142)	(12,073)
Accrued liabilities	18,905	2,175
Turnaround expenditures	(72,409)	(38,116)
Other, net	2,994	5,799
Net cash provided by operating activities	310,326	569,940

Cash flows from investing activities:
Additions to properties, plants and equipment	(257,378)	(247,070)
Additions to properties, plants and equipment – HEP	(32,667)	(69,843)
Purchase of equity method investment - HEP	(42,500)	—
Proceeds from sale of assets	408	2,232
Purchases of marketable securities	(86,798)	(246,008)
Sales and maturities of marketable securities	149,599	327,310
Net cash used for investing activities	(269,336)	(233,379)

Cash flows from financing activities:
Borrowings under credit agreements	554,000	254,100
Repayments under credit agreements	(480,000)	(221,100)
Net proceeds from issuance of senior notes	246,690	—
Net proceeds from issuance of term loan	350,000	—
Redemption of senior notes	—	(155,156)
Repayment of financing obligation	(39,500)	—
Proceeds from issuance of common units - HEP	13,690	—
Purchase of treasury stock	(133,430)	(320,132)
Accelerated stock repurchase forward contract	—	(60,000)
Dividends	(116,795)	(125,192)
Distributions to noncontrolling interest	(43,840)	(41,596)
Other, net	(6,348)	(2,111)
Net cash provided by (used for) financing activities	344,467	(671,187)

Cash and cash equivalents:
Increase (decrease) for the period	385,457	(334,626)
Beginning of period	66,533	567,985
End of period	$451,990	$233,359

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,212	$25,612
Income taxes	$21,426	$310,117
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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of June 30, 2016, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2016, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and consolidated cash flows for the six months ended June 30, 2016 and 2015 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2016.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.3 million at both June 30, 2016 and December 31, 2015.

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

Goodwill and Long-lived Assets: As of December 31, 2015 and March 31, 2016, our goodwill balance was $2.3 billion, with $1.7 billion, $0.3 billion and $0.3 billion allocated to our El Dorado Refinery, Cheyenne Refinery and HEP reporting units, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit. Prior to the second quarter of 2016, there had been no impairments to goodwill.

Our long-lived assets principally consist of our refining assets that are organized as refining asset groups. These refinery asset groups also constitute our individual refinery reporting units that are used for testing and measuring goodwill impairments (El Dorado and Cheyenne). Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

Goodwill and long-lived asset impairments
During the second quarter of 2016, we performed interim goodwill impairment testing of our El Dorado and Cheyenne Refinery reporting units after identifying a combination of events and circumstances which were indicators of potential goodwill impairment, including lower than typical gross margins during the summer driving season, a current outlook of lower future gross margins, and the recent decline in our common share price which has resulted in a decrease in our market capitalization. In conjunction with our interim goodwill impairment testing performed, we first assessed the carrying values of our refining long-lived asset groups for recoverability.
Our interim goodwill impairment and related long-lived asset impairment testing was performed as of April 30, 2016. The estimated fair values of our goodwill reporting units and long-lived asset groups were derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on estimates of future crack spreads, forecasted production levels, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 3 for further discussion of Level 3 inputs.
As a result of our impairment testing, we determined that the carrying value of the long-lived assets of the Cheyenne Refinery had been impaired and recorded long-lived asset impairment charges of $344.8 million. Additionally, the carrying value of the Cheyenne Refinery’s goodwill was fully impaired and a goodwill impairment charge of $309.3 million was also recorded. Our testing did not identify any other impairment; however, the fair value of our El Dorado reporting unit currently exceeds its carrying value by approximately 15%. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future. Such impairment charges could be material.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

For the six months ended June 30, 2016, we recorded an income tax benefit of $15.7 million compared to expense of $336.7 million for the six months ended June 30, 2015. This decrease was due principally to a pre-tax loss during the six months ended June 30, 2016 compared to pre-tax earnings in the same period of 2015. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 4.3% and 35.3% for the six months ended June 30, 2016 and 2015, respectively. The year-over-year decrease in the effective tax rate is due principally to the effects of the second quarter $309.3 million goodwill impairment charge, a significant driver of our $364.8 million loss before income taxes for the six months ended June 30, 2016, that is not deductible for income tax purposes.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the six months ended June 30, 2016 and 2015, we received proceeds of $29.8 million and $50.0 million, respectively, and repaid $30.2 million and $51.0 million, respectively, under these sell / buy transactions.

New Accounting Pronouncements

Leases
In February 2016, Accounting Standard Update (“ASU”) 2016-02, “Leases,” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard.

Consolidation
In February 2015, ASU 2015-02, “Consolidation,” was issued to improve consolidation guidance for certain legal entities. It modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities involved with VIEs, particularly those that have fee arrangements and related party provisions and provides a scope exception from consolidation guidance for certain reporting entities that comply with or operate in accordance with requirements that are similar to those included in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. We adopted this standard effective January 1, 2016, which did not affect our financial position or results of operations.

Revenue Recognition
In May 2014, ASU 2014-09, “Revenue from Contracts with Customers,” was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we are evaluating the impact of this standard.

NOTE 2:	Holly Energy Partners

HEP, a consolidated VIE, is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals; a 50% interest in Frontier Aspen LLC, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”); a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); a 50% interest in Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”); and a 25% interest in SLC Pipeline LLC, the owner of a pipeline (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.

As of June 30, 2016, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore we consolidate HEP.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 82% of HEP’s total revenues for the six months ended June 30, 2016. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

HEP has outstanding debt under a senior secured revolving credit agreement and its senior notes. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 9 for a description of HEP’s debt obligations.

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

Cheyenne Pipeline
On June 3, 2016, HEP acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne Pipeline, in exchange for a contribution of $42.5 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P. (“Plains”), which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie, Wyoming to Cheyenne, Wyoming and has an 80,000 BPD capacity.

Tulsa Tanks
On March 31, 2016, HEP acquired crude oil tanks located at our Tulsa Refineries from Plains for $39.5 million. Previously in 2009, we sold these tanks to Plains and leased them back, and due to our continuing interest in the tanks, we accounted for the transaction as a financing arrangement. Accordingly, the tanks remained on our balance sheet and were depreciated for accounting purposes, and the proceeds received from Plains were recorded as a financing obligation and presented as a component of outstanding debt.

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

HEP’s acquisitions from us are eliminated upon consolidation and have no impact on the consolidated financial statements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of June 30, 2016, HEP has issued 444,799 units under this program, providing $14.9 million in gross proceeds. In connection with this program and to maintain the 2% general partner interest, we made capital contributions totaling $0.3 million as of June 30, 2016.

HEP intends to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under HEP’s credit facility may be reborrowed from time to time.

As a result of this transaction and resulting HEP ownership changes, we adjusted additional capital and equity attributable to HEP's noncontrolling interest holders to reallocate HEP's equity among its unitholders.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2019 through 2030. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of July 1, 2016, these agreements result in minimum annualized payments to HEP of $263.6 million.

NOTE 3:	Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, debt and derivative instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. HEP’s outstanding credit agreement borrowings and HFC’s term loan also approximate fair value as interest rates are reset frequently at current interest rates on both debt instruments.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and estimated fair values of marketable securities, derivative instruments and senior notes at June 30, 2016 and December 31, 2015 were as follows:

			Fair Value by Input Level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2016
Assets:
Marketable securities	$81,328	$81,328	$—	$81,328	$—
NYMEX futures contracts	115	115	115	—	—
Commodity price swaps	23,075	23,075	—	23,075	—
Forward contracts	442	442	—	442	—
Total assets	$104,960	$104,960	$115	$104,845	$—

Liabilities:
Commodity price swaps	$47,082	$47,082	$—	$47,082	$—
Forward contracts	933	933	—	933	—
HollyFrontier senior notes	246,174	265,313	—	265,313	—
HEP senior notes	297,136	301,500	—	301,500	—
HEP interest rate swaps	405	405	—	405	—
Total liabilities	$591,730	$615,233	$—	$615,233	$—

December 31, 2015
Assets:
Marketable securities	$144,019	$144,019	$—	$144,019	$—
NYMEX futures contracts	3,469	3,469	3,469	—	—
Commodity price swaps	37,097	37,097	—	37,097	—
HEP interest rate swaps	304	304	—	304	—
Total assets	$184,889	$184,889	$3,469	$181,420	$—

Liabilities:
Commodity price swaps	$98,930	$98,930	$—	$98,930	$—
HEP senior notes	296,752	295,500	—	295,500	—
HEP interest rate swaps	114	114	—	114	—
Total liabilities	$395,796	$394,544	$—	$394,544	$—

Level 1 Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Instruments
Investments in marketable securities, derivative instruments consisting of commodity price swaps and forward sales and purchase contracts and HEP’s interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair values of the commodity price and interest rate swap contracts are based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP’s interest rate swaps. The fair value of the marketable securities and senior notes is based on values provided by a third-party, which were derived using market quotes for similar type instruments, a Level 2 input.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Level 3 Instruments
	(In thousands)
Liability balance at beginning of period	$(2,552)	$—
Change in fair value:
Recognized in other comprehensive income	6,404	3,852
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	(3,852)	(3,852)
Liability balance at end of period	$—	$—

During the six months ended June 30, 2016, we recognized goodwill and long-lived asset impairment charges based on fair value measurements (see Note 1). Also, we recognized a non-recurring fair value measurement of $44.4 million that relates to HEP’s equity interest in Osage in February 2016. The fair value measurements were based on a combination of valuation methods including discounted cash flows, and the guideline public company and guideline transaction methods, Level 3 inputs.

NOTE 4:	Earnings Per Share

Basic earnings per share is calculated as net income (loss) attributable to HollyFrontier stockholders divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from restricted shares and performance share units. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss) attributable to HollyFrontier stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$(409,368)	$360,824	$(388,115)	$587,700
Participating securities’ share in earnings	216	1,036	432	1,677
Net income (loss) attributable to common shares	$(409,584)	$359,788	$(388,547)	$586,023
Average number of shares of common stock outstanding	175,865	191,355	176,301	193,202
Effect of dilutive variable restricted shares and performance share units (1)	—	99	—	77
Average number of shares of common stock outstanding assuming dilution	175,865	191,454	176,301	193,279
Basic earnings (loss) per share	$(2.33)	$1.88	$(2.20)	$3.03
Diluted earnings (loss) per share	$(2.33)	$1.88	$(2.20)	$3.03
(1) Excludes anti-dilutive restricted and performance share units of:	—	349	—	379

NOTE 5:	Stock-Based Compensation

As of June 30, 2016, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $6.0 million and $6.1 million for the three months ended June 30, 2016 and 2015, respectively, and $8.6 million and $12.5 million for the six months ended June 30, 2016 and 2015, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.5 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the six months ended June 30, 2016 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2016 (non-vested)	722,525	$47.50
Granted	9,618	33.81
Vesting (transfer/conversion to common stock)	(377)	43.77
Forfeited	(12,551)	47.81
Outstanding at June 30, 2016 (non-vested)	719,215	$47.32	$17,096

For the six months ended June 30, 2016, restricted stock and restricted stock units vested having a grant date fair value of $16 thousand. As of June 30, 2016, there was $16.6 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of June 30, 2016, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 80% of target amounts.

A summary of performance share unit activity and changes during the six months ended June 30, 2016 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2016 (non-vested)	637,938
Granted	5,520
Forfeited	(146,186)
Outstanding at June 30, 2016 (non-vested)	497,272

As of June 30, 2016, there was $10.2 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $46.08 per unit. That cost is expected to be recognized over a weighted-average period of 1.4 years.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at June 30, 2016 consisted of cash, cash equivalents and investments in marketable securities.

We currently invest in marketable debt securities with the maximum maturity or put date of any individual issue generally not greater than one year from the date of purchase, which are usually held until maturity. All of these instruments are classified as available-for-sale and are reported at fair value. Interest income is recorded as earned. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income. Upon sale or maturity, realized gains on our marketable debt securities are recognized as interest income. These gains are computed based on the specific identification of the underlying cost of the securities, net of unrealized gains and losses previously reported in other comprehensive income. Unrealized gains and losses on our available-for-sale securities are due to changes in market prices and are considered temporary.

The following is a summary of our marketable securities as of June 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
June 30, 2016
Certificates of deposit	$1,700	$—	$—	$1,700
Commercial paper	17,424	6	—	17,430
Corporate debt securities	16,038	—	(5)	16,033
State and political subdivisions debt securities	46,158	9	(2)	46,165
Total marketable securities	$81,320	$15	$(7)	$81,328

December 31, 2015
Commercial paper	$22,876	$1	$(2)	$22,875
Corporate debt securities	32,311	—	(41)	32,270
State and political subdivisions debt securities	88,935	6	(67)	88,874
Total marketable securities	$144,122	$7	$(110)	$144,019

Interest income recognized on our marketable securities was $0.1 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 7:	Inventories

Inventory consists of the following components:

	June 30, 2016	December 31, 2015
	(In thousands)
Crude oil	$534,399	$518,922
Other raw materials and unfinished products(1)	293,367	214,832
Finished products(2)	477,124	603,568
Lower of cost or market reserve	(429,862)	(624,457)
Process chemicals(3)	5,186	4,477
Repair and maintenance supplies and other	140,809	124,527
Total inventory	$1,021,023	$841,869

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $429.9 million and $624.5 million at June 30, 2016 and December 31, 2015, respectively. The December 31, 2015 market reserve of $624.5 million was reversed due to the sale of inventory quantities that gave rise to the 2015 reserve. A new market reserve of $429.9 million was established as of June 30, 2016 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a decrease to cost of goods sold totaling $138.5 million and $135.5 million for the three months ended June 30, 2016 and 2015, respectively, and $194.6 million and $142.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

We expensed $0.5 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $95.8 million and $98.1 million at June 30, 2016 and December 31, 2015, respectively, of which $81.7 million and $83.5 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier. During the six months ended June 30, 2016, we received advances totaling $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement. At June 30, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $3.3 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
In March 2016, HEP amended its senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”), increasing the size of the facility from $850 million to $1.2 billion. The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the six months ended June 30, 2016, HEP received advances totaling $239.0 million and repaid $165.0 million under the HEP Credit Agreement. At June 30, 2016, HEP was in compliance with all of its covenants, had outstanding borrowings of $786.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Term Loan
In April 2016, we entered into a $350 million senior unsecured term loan (the “HollyFrontier Term Loan”) maturing in April 2019. The HollyFrontier Term Loan is fully drawn and may be used for general corporate purposes. Indebtedness under the HollyFrontier Term Loan is recourse to HollyFrontier.

HEP Senior Notes
HEP has $300 million aggregate principal amount of 6.5% senior notes maturing March 2020.

In July 2016, HEP issued $400 million in aggregate principal amount of 6.0% HEP senior notes maturing in 2024 in a private placement. HEP used the net proceeds to repay indebtedness under the HEP Credit Agreement.

The 6.5% and 6.0% HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by HEP’s wholly-owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)

HollyFrontier 5.875% Senior Notes
Principal	$250,000	$—
Unamortized discount and debt issuance costs	(3,826)	—
	246,174	—

Term loan
Principal	350,000	—
Debt issuance costs	(1,187)	—
	348,813	—

Financing Obligation	—	31,288

Total HollyFrontier long-term debt	594,987	31,288

HEP Credit Agreement	786,000	712,000

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(2,864)	(3,248)
	297,136	296,752

Total HEP long-term debt	1,083,136	1,008,752

Total long-term debt	$1,678,123	$1,040,040

We capitalized interest attributable to construction projects of $3.5 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively, and $4.2 million and $5.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas. We also periodically have forward sales contracts that lock in the prices of future sales of crude oil and refined product and swap contracts serving as cash flow hedges against price risk on forecasted purchases of WTI crude oil and forecasted sales of refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature. On a quarterly basis, hedge ineffectiveness is measured by comparing the change in fair value of the swap contracts against the expected future cash inflows/outflows on the respective transaction being hedged. Any hedge ineffectiveness is also recognized in earnings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended June 30, 2016
Change in fair value	$(5,138)
Loss reclassified to earnings due to settlements	21,910	Sales and other revenunes	$(15,897)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(6,283)	Operating expenses	$—
Total	$17,042		$(22,180)		$—

Three Months Ended June 30, 2015
Change in fair value	$8,501	Sales and other revenues	$49,752
Gain reclassified to earnings due to settlements	(14,802)	Cost of products sold	(30,964)	Sales and other revenues	$(140)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(4,256)	Cost of products sold	2,494
Total	$(6,031)		$14,532		$2,354

Six Months Ended June 30, 2016
Change in fair value	$(17,059)
Loss reclassified to earnings due to settlements	32,966	Sales and other revenues	$(20,653)
Amortization of discontinued hedge reclassified to earnings	540	Operating expenses	(12,853)	Operating expenses	$—
Total	$16,447		$(33,506)		$—

Six Months Ended June 30, 2015
Change in fair value	$(5,647)	Sales and other revenues	$98,932	Sales and other revenues	$(274)
Gain reclassified to earnings due to settlements	(19,494)	Cost of products sold	(71,733)	Cost of products sold	3,738
Amortization of discontinued hedge reclassified to earnings	540	Operating expenses	(8,245)	Operating expenses	547
Total	$(24,601)		$18,954		$4,011

As of June 30, 2016, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted transactions:

		Notional Contract Volumes by Year of Maturity
Derivative Instruments	Total Outstanding Notional	2016	2017	Unit of Measure

Natural gas price swaps - long	14,400,000	4,800,000	9,600,000	MMBTU
Forward diesel contracts - short	75,000	75,000	—	Barrels
Physical crude contracts - short	275,000	275,000	—	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 14,400,000 MMBTU’s to be purchased ratably through 2017. As of June 30, 2016, we have an unrealized loss of $1.6 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Recognized in Earnings	2016	2015	2016	2015
	(In thousands)
Cost of products sold	$828	$5,292	$1,302	$27,574
Operating expenses	8,083	(248)	4,614	(544)
Total	$8,911	$5,044	$5,916	$27,030

As of June 30, 2016, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2016	2017	Unit of Measure

Crude price swaps (basis spread) - long	6,983,000	5,888,000	1,095,000	Barrels
Natural gas price swaps (basis spread) - long	15,462,000	5,154,000	10,308,000	MMBTU
Natural gas price swaps - long	14,400,000	4,800,000	9,600,000	MMBTU
Natural gas price swaps - short	14,400,000	4,800,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	910,000	710,000	200,000	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2016, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of June 30, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017 and have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP’s interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended June 30, 2016
Interest rate swaps
Change in fair value	$(255)
Loss reclassified to earnings due to settlements	113	Interest expense	$(113)
Total	$(142)		$(113)

Three Months Ended June 30, 2015
Interest rate swaps
Change in fair value	$(306)
Loss reclassified to earnings due to settlements	528	Interest expense	$(528)
Total	$222		$(528)

Six Months Ended June 30, 2016
Interest rate swaps
Change in fair value	$(938)
Loss reclassified to earnings due to settlements	343	Interest expense	$(343)
Total	$(595)		$(343)

Six Months Ended June 30, 2015
Interest rate swaps
Change in fair value	$(1,586)
Loss reclassified to earnings due to settlements	1,059	Interest expense	$(1,059)
Total	$(527)		$(1,059)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2016
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$22,448	$—	$22,448
Forward contracts	442	—	442	933	—	933
Interest rate swap contracts	—	—	—	405	—	405
	$442	$—	$442	$23,786	$—	$23,786

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$2,231	$(1,648)	$583	$23,082	$(20,940)	$2,142
NYMEX futures contracts	115	—	115	—	—	—
Forward contracts	—	—	—	—	—	—
	$2,346	$(1,648)	$698	$23,082	$(20,940)	$2,142

Total net balance			$1,140			$25,928

Balance sheet classification:				Accrued liabilities		$16,471
	Prepayment and other		$1,140	Other long-term liabilities		9,457
			$1,140			$25,928

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2015
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$38,755	$—	$38,755
Interest rate swap contracts	304	—	304	114	—	114
	$304	$—	$304	$38,869	$—	$38,869

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$60,196	$(37,118)	$23,078
NYMEX futures contracts	3,469	—	3,469	—	—	—
	$3,469	$—	$3,469	$60,196	$(37,118)	$23,078

Total net balance			$3,773			$61,947

Balance sheet classification:	Prepayment and other		$3,469	Accrued liabilities		$36,976
	Intangibles and other		304	Other long-term liabilities		24,971
			$3,773			$61,947

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At June 30, 2016, we had a pre-tax net unrealized loss of $24.7 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized loss of $16.2 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the six months ended June 30, 2016 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2015	$5,253,415	$556,358	$5,809,773
Net income (loss)	(388,115)	39,035	(349,080)
Dividends	(116,795)	—	(116,795)
Distributions to noncontrolling interest holders	—	(43,840)	(43,840)
Other comprehensive income (loss), net of tax	10,008	(360)	9,648
Allocated equity on HEP common unit issuances, net of tax	2,862	9,916	12,778
Equity-based compensation	8,581	1,193	9,774
Tax attributable to equity-based compensation	(4,198)	—	(4,198)
Purchase of treasury stock (1)	(129,384)	—	(129,384)
Purchase of HEP units for restricted grants	—	(784)	(784)
Other	—	18	18
Balance at June 30, 2016	$4,636,374	$561,536	$5,197,910

(1) Includes 124 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2016, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the second quarter of 2015, we entered into an accelerated share repurchase agreement with a large financial institution to repurchase $300.0 million of our outstanding common stock. In May 2015, we repurchased 5.5 million shares, representing 80% of the amount paid based on then-market prices. For the remaining shares to be repurchased, we recorded a forward contract indexed to our own common stock in the amount of $60.0 million at June 30, 2015. The agreement was completed in September 2015, at which time we acquired an additional 1.2 million shares upon settlement of the forward contract.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2016
Net unrealized gain on marketable securities	$12	$4	$8
Net unrealized gain on hedging instruments	16,900	6,574	10,326
Other comprehensive income	16,912	6,578	10,334
Less other comprehensive loss attributable to noncontrolling interest	(85)	—	(85)
Other comprehensive income attributable to HollyFrontier stockholders	$16,997	$6,578	$10,419

Three Months Ended June 30, 2015
Net unrealized loss on marketable securities	$(63)	$(25)	$(38)
Net unrealized loss on hedging instruments	(5,809)	(2,300)	(3,509)
Other comprehensive loss	(5,872)	(2,325)	(3,547)
Less other comprehensive income attributable to noncontrolling interest	135	—	135
Other comprehensive loss attributable to HollyFrontier stockholders	$(6,007)	$(2,325)	$(3,682)

Six Months Ended June 30, 2016
Net unrealized gain on marketable securities	$113	$44	$69
Net unrealized gain on hedging instruments	15,852	6,273	9,579
Other comprehensive income	15,965	6,317	9,648
Less other comprehensive loss attributable to noncontrolling interest	(360)	—	(360)
Other comprehensive income attributable to HollyFrontier stockholders	$16,325	$6,317	$10,008

Six Months Ended June 30, 2015
Net unrealized gain on marketable securities	$5	$2	$3
Net unrealized loss on hedging instruments	(25,128)	(9,602)	(15,526)
Other comprehensive loss	(25,123)	(9,600)	(15,523)
Less other comprehensive loss attributable to noncontrolling interest	(319)	—	(319)
Other comprehensive loss attributable to HollyFrontier stockholders	$(24,804)	$(9,600)	$(15,204)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended June 30,
	2016	2015

Marketable securities	$—	$6	Interest income
	—	2	Income tax expense
	—	4	Net of tax

Hedging instruments:
Commodity price swaps	(15,897)	49,752	Sales and other revenues
	—	(30,964)	Cost of products sold
	(6,283)	(4,256)	Operating expenses
Interest rate swaps	(113)	(528)	Interest expense
	(22,293)	14,004
	(8,601)	5,543	Income tax expense (benefit)
	(13,692)	8,461	Net of tax
	69	320	Noncontrolling interest
	(13,623)	8,781	Net of tax and noncontrolling interest

Total reclassifications for the period	$(13,623)	$8,785

	Six Months Ended June 30,
	2016	2015

Marketable securities	$(23)	$4	Interest income
	—	42	Gain on sale of assets
	(23)	46
	(9)	18	Income tax expense (benefit)
	(14)	28	Net of tax

Hedging instruments:
Commodity price swaps	(20,653)	98,932	Sales and other revenues
	—	(71,733)	Cost of products sold
	(12,853)	(8,245)	Operating expenses
Interest rate swaps	(343)	(1,059)	Interest expense
	(33,849)	17,895
	(13,019)	7,174	Income tax expense (benefit)
	(20,830)	10,721	Net of tax
	209	642	Noncontrolling interest
	(20,621)	11,363	Net of tax and noncontrolling interest

Total reclassifications for the period	$(20,635)	$11,391

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	June 30, 2016	December 31, 2015
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$20,737	$20,737
Unrealized gain (loss) on marketable securities	8	(61)
Unrealized loss on hedging instruments, net of noncontrolling interest	(14,892)	(24,831)
Accumulated other comprehensive income (loss)	$5,853	$(4,155)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 13:	Post-retirement Plans

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Service cost – benefit earned during the period	$324	$424	$648	$848
Interest cost on projected benefit obligations	197	205	394	410
Amortization of prior service credit	(871)	(871)	(1,742)	(1,742)
Amortization of net loss	—	46	—	92
Net periodic post-retirement credit	$(350)	$(196)	$(700)	$(392)

NOTE 14:	Contingencies

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

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. The HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP); a 50% ownership interest in each of the Frontier Pipeline, Osage Pipeline and the Cheyenne Pipeline and a 25% ownership interest in the SLC Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining (1)	HEP (2)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2016
Sales and other revenues	$2,699,022	$94,896	$47	$(79,327)	$2,714,638
Depreciation and amortization	$72,026	$15,305	$3,299	$(207)	$90,423
Income (loss) from operations	$(438,174)	$49,474	$(31,197)	$(645)	$(420,542)
Capital expenditures	$124,282	$14,794	$1,396	$—	$140,472

Three Months Ended June 30, 2015
Sales and other revenues	$3,686,493	$83,479	$151	$(68,211)	$3,701,912
Depreciation and amortization	$70,435	$14,660	$2,915	$(207)	$87,803
Income (loss) from operations	$576,313	$40,834	$(26,739)	$(576)	$589,832
Capital expenditures	$121,600	$18,116	$4,578	$—	$144,294

Six Months Ended June 30, 2016
Sales and other revenues	$4,698,609	$196,906	$157	$(162,310)	$4,733,362
Depreciation and amortization	$140,904	$31,334	$6,479	$(414)	$178,303
Income (loss) from operations	$(383,174)	$105,541	$(58,052)	$(1,259)	$(336,944)
Capital expenditures	$253,300	$32,667	$4,078	$—	$290,045

Six Months Ended June 30, 2015
Sales and other revenues	$6,675,773	$173,235	$369	$(140,839)	$6,708,538
Depreciation and amortization	$133,710	$28,950	$5,569	$(414)	$167,815
Income (loss) from operations	$950,214	$85,044	$(55,688)	$(1,116)	$978,454
Capital expenditures	$238,067	$69,843	$9,003	$—	$316,913

June 30, 2016
Cash, cash equivalents and total investments in marketable securities	$800	$4,882	$527,636	$—	$533,318
Total assets	$6,627,438	$1,652,772	$682,211	$(302,704)	$8,659,717
Long-term debt	$—	$1,083,136	$594,987	$—	$1,678,123

December 31, 2015
Cash, cash equivalents and total investments in marketable securities	$91	$15,013	$195,448	$—	$210,552
Total assets	$6,831,235	$1,578,399	$289,225	$(310,560)	$8,388,299
Long-term debt	$—	$1,008,752	$31,288	$—	$1,040,040

(1) For the three and six months ended June 30, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery, which is included in our Refining segment.

(2) HEP acquired the crude oil tanks at our Tulsa Refineries in March 2016. As a result, we have recast our 2015 HEP segment information to include these assets and related capital expenditures that were previously presented under the Refining segment.

HEP segment revenues from external customers were $15.7 million and $15.2 million for the three months ended June 30, 2016 and 2015, respectively, and $34.9 million and $32.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following condensed financial information is provided for HollyFrontier Corporation (on a standalone basis, before consolidation of HEP), and for HEP and its consolidated subsidiaries (on a standalone basis, exclusive of HFC). Due to certain basis differences, our reported amounts for HEP may not agree to amounts reported in HEP’s periodic public filings.

Condensed Consolidating Balance Sheet
June 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$447,108	$4,882	$—	$451,990
Marketable securities	81,328	—	—	81,328
Accounts receivable, net	483,402	50,132	(52,026)	481,508
Inventories	1,018,842	2,181	—	1,021,023
Income tax receivable	49,999	—	—	49,999
Prepayments and other	33,072	2,457	(3,279)	32,250
Total current assets	2,113,751	59,652	(55,305)	2,118,098

Properties, plants and equipment, net	3,099,417	1,093,001	(238,374)	3,954,044
Intangibles and other assets	2,087,138	500,119	318	2,587,575
Total assets	$7,300,306	$1,652,772	$(293,361)	$8,659,717

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$944,055	$21,427	$(52,026)	$913,456
Accrued liabilities	113,691	24,686	(3,279)	135,098
Total current liabilities	1,057,746	46,113	(55,305)	1,048,554

Long-term debt	594,987	1,083,136	—	1,678,123
Liability to HEP	214,888	—	(214,888)	—
Deferred income tax liabilities	532,195	466	—	532,661
Other long-term liabilities	144,097	59,198	(826)	202,469

Investment in HEP	126,943	—	(126,943)	—
Equity – HollyFrontier	4,629,450	368,412	(361,488)	4,636,374
Equity – noncontrolling interest	—	95,447	466,089	561,536
Total liabilities and equity	$7,300,306	$1,652,772	$(293,361)	$8,659,717

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$2,699,069	$94,896	$(79,327)	$2,714,638
Operating costs and expenses:
Cost of products sold	2,321,919	—	(73,764)	2,248,155
Lower of cost or market inventory valuation adjustment	(138,473)	—	—	(138,473)
Operating expenses	228,792	27,255	(4,711)	251,336
General and administrative	26,793	2,862	—	29,655
Depreciation and amortization	78,689	15,305	(3,571)	90,423
Goodwill and asset impairment	654,084	—	—	654,084
Total operating costs and expenses	3,171,804	45,422	(82,046)	3,135,180
Income (loss) from operations	(472,735)	49,474	2,719	(420,542)
Other income (expense):
Earnings of equity method investments	25,096	3,623	(25,096)	3,623
Interest income (expense)	(339)	(11,164)	(2,221)	(13,724)
Gain on sale of assets and other	127	1	—	128
	24,884	(7,540)	(27,317)	(9,973)
Income (loss) before income taxes	(447,851)	41,934	(24,598)	(430,515)
Income tax expense (benefit)	(38,098)	53	—	(38,045)
Net income (loss)	(409,753)	41,881	(24,598)	(392,470)
Less net income (loss) attributable to noncontrolling interest	(9)	2,355	14,552	16,898
Net income (loss) attributable to HollyFrontier stockholders	$(409,744)	$39,526	$(39,150)	$(409,368)
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(399,324)	$39,470	$(39,095)	$(398,949)

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$3,686,644	$83,479	$(68,211)	$3,701,912
Operating costs and expenses:
Cost of products sold	2,954,989	—	(67,514)	2,887,475
Lower of cost or market inventory valuation adjustment	(135,480)	—	—	(135,480)
Operating expenses	220,790	25,289	86	246,165
General and administrative	23,421	2,696	—	26,117
Depreciation and amortization	76,710	14,660	(3,567)	87,803
Total operating costs and expenses	3,140,430	42,645	(70,995)	3,112,080
Income from operations	546,214	40,834	2,784	589,832
Other income (expense):
Earnings of equity method investments	20,175	631	(20,175)	631
Interest income (expense)	1,580	(9,053)	(2,318)	(9,791)
Loss on early extinguishment of debt	(1,368)	—	—	(1,368)
Gain on sale of assets and other	801	72	—	873
	21,188	(8,350)	(22,493)	(9,655)
Income before income taxes	567,402	32,484	(19,709)	580,177
Income tax expense (benefit)	207,054	(64)	—	206,990
Net income	360,348	32,548	(19,709)	373,187
Less net income (loss) attributable to noncontrolling interest	(10)	1,743	10,630	12,363
Net income attributable to HollyFrontier stockholders	$360,358	$30,805	$(30,339)	$360,824
Comprehensive income attributable to HollyFrontier stockholders	$356,676	$30,893	$(30,427)	$357,142

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$4,698,766	$196,906	$(162,310)	$4,733,362
Operating costs and expenses:
Cost of products sold	4,024,987	—	(151,669)	3,873,318
Lower of cost or market inventory valuation adjustment	(194,594)	—	—	(194,594)
Operating expenses	458,809	54,078	(8,968)	503,919
General and administrative	49,323	5,953	—	55,276
Depreciation and amortization	154,110	31,334	(7,141)	178,303
Goodwill and asset impairment	654,084	—	—	654,084
Total operating costs and expenses	5,146,719	91,365	(167,778)	5,070,306
Income (loss) from operations	(447,953)	105,541	5,468	(336,944)
Other income (expense):
Earnings of equity method investments	50,893	6,388	(50,893)	6,388
Interest income (expense)	369	(21,587)	(4,518)	(25,736)
Loss on early extinguishment of debt	(8,718)	—	—	(8,718)
Gain (loss) on sale of assets and other	200	(7)	—	193
	42,744	(15,206)	(55,411)	(27,873)
Income (loss) before income taxes	(405,209)	90,335	(49,943)	(364,817)
Income tax expense (benefit)	(15,886)	149	—	(15,737)
Net income (loss)	(389,323)	90,186	(49,943)	(349,080)
Less net income (loss) attributable to noncontrolling interest	(16)	7,282	31,769	39,035
Net income (loss) attributable to HollyFrontier stockholders	$(389,307)	$82,904	$(81,712)	$(388,115)
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(379,298)	$82,670	$(81,479)	$(378,107)

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$6,676,142	$173,235	$(140,839)	$6,708,538
Operating costs and expenses:
Cost of products sold	5,277,870	—	(139,022)	5,138,848
Lower of cost or market inventory valuation adjustment	(142,026)	—	—	(142,026)
Operating expenses	456,793	53,255	(287)	509,761
General and administrative	49,700	5,986	—	55,686
Depreciation and amortization	145,968	28,950	(7,103)	167,815
Total operating costs and expenses	5,788,305	88,191	(146,412)	5,730,084
Income from operations	887,837	85,044	5,573	978,454
Other income (expense):
Earnings (loss) of equity method investments	32,076	1,365	(40,617)	(7,176)
Interest income (expense)	3,502	(17,820)	(4,665)	(18,983)
Loss on early extinguishment of debt	(1,368)	—	—	(1,368)
Gain on sale of assets and other	1,409	230	—	1,639
	35,619	(16,225)	(45,282)	(25,888)
Income before income taxes	923,456	68,819	(39,709)	952,566
Income tax expense (benefit)	336,681	37	—	336,718
Net income	586,775	68,782	(39,709)	615,848
Less net income (loss) attributable to noncontrolling interest	(17)	5,770	22,395	28,148
Net income attributable to HollyFrontier stockholders	$586,792	$63,012	$(62,104)	$587,700
Comprehensive income attributable to HollyFrontier stockholders	$571,588	$62,805	$(61,897)	$572,496

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$256,019	$104,076	$(49,769)	$310,326

Cash flows from investing activities
Additions to properties, plants and equipment	(257,378)	—	—	(257,378)
Additions to properties, plants and equipment – HEP	—	(32,667)	—	(32,667)
Purchase of equity method investment	—	(42,500)	—	(42,500)
Proceeds from sale of assets	390	18	—	408
Purchases of marketable securities	(86,798)	—	—	(86,798)
Sales and maturities of marketable securities	149,599	—	—	149,599
	(194,187)	(75,149)	—	(269,336)

Cash flows from financing activities
Net borrowings under credit agreements	—	74,000	—	74,000
Net proceeds from issuance of senior notes	246,690	—	—	246,690
Net proceeds from issuance of term loan	350,000	—	—	350,000
Proceeds from issuance of common units	—	13,690	—	13,690
Purchase of treasury stock	(133,430)	—	—	(133,430)
Dividends	(116,795)	—	—	(116,795)
Distributions to noncontrolling interest	—	(93,609)	49,769	(43,840)
Repayment of financing obligation	—	(39,500)	—	(39,500)
Contribution from general partner	(10,586)	10,586	—	—
Other, net	(2,123)	(4,225)	—	(6,348)
	333,756	(39,058)	49,769	344,467

Cash and cash equivalents
Increase (decrease) for the period	395,588	(10,131)	—	385,457
Beginning of period	51,520	15,013	—	66,533
End of period	$447,108	$4,882	$—	$451,990

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$502,802	$111,031	$(43,893)	$569,940

Cash flows from investing activities:
Additions to properties, plants and equipment	(247,070)	—	—	(247,070)
Additions to properties, plants and equipment – HEP	—	(69,843)	—	(69,843)
Purchases of marketable securities	(246,008)	—	—	(246,008)
Sales and maturities of marketable securities	327,310	—	—	327,310
Proceeds from sale of assets	1,846	386	—	2,232
	(163,922)	(69,457)	—	(233,379)

Cash flows from financing activities:
Net borrowings under credit agreement	—	33,000	—	33,000
Redemption of senior notes	(155,156)	—	—	(155,156)
Purchase of treasury stock	(320,132)	—	—	(320,132)
Accelerated stock repurchase forward contract	(60,000)	—	—	(60,000)
Dividends	(125,192)	—	—	(125,192)
Distributions to noncontrolling interest	—	(85,489)	43,893	(41,596)
Contribution from general partner	(19,610)	19,610	—	—
Other, net	(1,010)	(1,101)	—	(2,111)
	(681,100)	(33,980)	43,893	(671,187)

Cash and cash equivalents
Increase (decrease) for the period:	(342,220)	7,594	—	(334,626)
Beginning of period	565,155	2,830	—	567,985
End of period	$222,935	$10,424	$—	$233,359

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2016, net loss attributable to HollyFrontier stockholders was $(409.4) million compared to net income of $360.8 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, net loss attributable to HollyFrontier stockholders was $(388.1) million compared to net income of $587.7 million for the six months ended June 30, 2015. Included in our financial results for the second quarter of 2016 were non-cash items consisting of goodwill and long-lived asset impairment charges, offset by an inventory reserve adjustment. The non-cash impairment charges of $654.1 million relate to our Cheyenne Refinery and the $138.5 million non-cash benefit is attributable to our second quarter lower of cost or market inventory reserve adjustment. Combined, these non-cash items reduced second quarter earnings attributable to HollyFrontier stockholders in the amount of $493.0 million, after tax. Second quarter earnings reflect weak refining margins across the industry, with overall gross refining margin per produced barrel decreasing 49% compared to the three months ended June 30, 2015.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS2 significantly increases our cost of products sold, with RINs costs totaling approximately $57.0 million for the three months ended June 30, 2016. Year-over-year increased costs of ethanol blended into our petroleum products, which exceeded the cost of crude oil, also contributed to lower refining margins for the quarter.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). We expect continued volatility in the pricing relationship between inland and coastal crude, currently averaging in the range of $1.00 to $(1.00) per barrel, and based on market forecasts, expected to average $2.00 to $5.00 per barrel over the next few years.

Despite strong demand fundamentals, summer gasoline margins have been disappointing due to supply outpacing demand. The combination of a higher industry-wide refinery utilization rate, a 2% increase in gasoline yield across the U.S. refining system, and rising imports have driven gasoline inventories 11% above last year.

Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of June 30, 2016, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

Table of Content

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2016 and 2015 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended June 30,		Change from 2015
	2016	2015	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$2,714,638	$3,701,912	$(987,274)	(27)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,248,155	2,887,475	(639,320)	(22)
Lower of cost or market inventory valuation adjustment	(138,473)	(135,480)	(2,993)	2
	2,109,682	2,751,995	(642,313)	(23)
Operating expenses (exclusive of depreciation and amortization)	251,336	246,165	5,171	2
General and administrative expenses (exclusive of depreciation and amortization)	29,655	26,117	3,538	14
Depreciation and amortization	90,423	87,803	2,620	3
Goodwill and asset impairment	654,084	—	654,084	—
Total operating costs and expenses	3,135,180	3,112,080	23,100	1
Income (loss) from operations	(420,542)	589,832	(1,010,374)	(171)
Other income (expense):
Earnings of equity method investments	3,623	631	2,992	474
Interest income	527	768	(241)	(31)
Interest expense	(14,251)	(10,559)	(3,692)	35
Loss on early extinguishment of debt	—	(1,368)	1,368	(100)
Gain on sale of assets and other	128	873	(745)	(85)
	(9,973)	(9,655)	(318)	3
Income (loss) before income taxes	(430,515)	580,177	(1,010,692)	(174)
Income tax expense (benefit)	(38,045)	206,990	(245,035)	(118)
Net income (loss)	(392,470)	373,187	(765,657)	(205)
Less net income attributable to noncontrolling interest	16,898	12,363	4,535	37
Net income (loss) attributable to HollyFrontier stockholders	$(409,368)	$360,824	$(770,192)	(213)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(2.33)	$1.88	$(4.21)	(224)%
Diluted	$(2.33)	$1.88	$(4.21)	(224)%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	175,865	191,355	(15,490)	(8)%
Diluted	175,865	191,454	(15,589)	(8)%

Table of Content

	Six Months Ended June 30,		Change from 2015
	2016	2015	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,733,362	$6,708,538	$(1,975,176)	(29)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,873,318	5,138,848	(1,265,530)	(25)
Lower of cost or market inventory valuation adjustment	(194,594)	(142,026)	(52,568)	37
	3,678,724	4,996,822	(1,318,098)	(26)
Operating expenses (exclusive of depreciation and amortization)	503,919	509,761	(5,842)	(1)
General and administrative expenses (exclusive of depreciation and amortization)	55,276	55,686	(410)	(1)
Depreciation and amortization	178,303	167,815	10,488	6
Goodwill and asset impairment	654,084	—	654,084	—
Total operating costs and expenses	5,070,306	5,730,084	(659,778)	(12)
Income (loss) from operations	(336,944)	978,454	(1,315,398)	(134)
Other income (expense):
Earnings (loss) of equity method investments	6,388	(7,176)	13,564	189
Interest income	602	1,730	(1,128)	(65)
Interest expense	(26,338)	(20,713)	(5,625)	27
Loss on early extinguishment of debt	(8,718)	(1,368)	(7,350)	537
Gain on sale of assets	193	1,639	(1,446)	(88)
	(27,873)	(25,888)	(1,985)	8
Income (loss) before income taxes	(364,817)	952,566	(1,317,383)	(138)
Income tax expense (benefit)	(15,737)	336,718	(352,455)	(105)
Net income (loss)	(349,080)	615,848	(964,928)	(157)
Less net income attributable to noncontrolling interest	39,035	28,148	10,887	39
Net income (loss) attributable to HollyFrontier stockholders	$(388,115)	$587,700	$(975,815)	(166)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(2.20)	$3.03	$(5.23)	(173)%
Diluted	$(2.20)	$3.03	$(5.23)	(173)%
Cash dividends declared per common share	$0.66	$0.65	$0.01	2%
Average number of common shares outstanding:
Basic	176,301	193,202	(16,901)	(9)%
Diluted	176,301	193,279	(16,978)	(9)%

Balance Sheet Data

	June 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$533,318	$210,552
Working capital	$1,069,544	$587,450
Total assets	$8,659,717	$8,388,299
Long-term debt	$1,678,123	$1,040,040
Total equity	$5,197,910	$5,809,773

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net cash provided by operating activities	$303,690	$323,048	$310,326	$569,940
Net cash used for investing activities	$(264,143)	$(121,282)	$(269,336)	$(233,379)
Net cash provided by (used for) financing activities	$301,422	$(562,499)	$344,467	$(671,187)
Capital expenditures	$140,472	$144,294	$290,045	$316,913
EBITDA (1)	$(343,266)	$666,776	$(191,095)	$1,112,584

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

Refining Operating Data (Unaudited)
Our refinery operations include the El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries.The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The cost of products and refinery gross and net operating margins do not include the non-cash effects of goodwill and asset impairments charges, lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	270,590	279,940	252,070	269,010
Refinery throughput (BPD) (2)	292,320	294,600	272,240	281,940
Refinery production (BPD) (3)	280,590	283,120	261,340	271,240
Sales of produced refined products (BPD)	264,660	271,860	249,010	264,130
Sales of refined products (BPD) (4)	285,780	292,790	274,000	280,140
Refinery utilization (5)	104.1%	107.7%	97.0%	103.5%

Average per produced barrel (6)
Net sales	$60.24	$79.95	$53.89	$75.96
Cost of products (7)	52.55	64.60	46.13	59.70
Refinery gross margin (8)	7.69	15.35	7.76	16.26
Refinery operating expenses (9)	4.56	4.35	4.95	4.62
Net operating margin (8)	$3.13	$11.00	$2.81	$11.64

Refinery operating expenses per throughput barrel (10)	$4.13	$4.01	$4.53	$4.33

Feedstocks:
Sweet crude oil	58%	59%	55%	60%
Sour crude oil	17%	20%	19%	20%
Heavy sour crude oil	17%	16%	19%	15%
Other feedstocks and blends	8%	5%	7%	5%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	47%	48%	48%	48%
Diesel fuels	35%	36%	35%	35%
Jet fuels	6%	6%	6%	7%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	2%	2%	2%
Lubricants	5%	4%	5%	4%
LPG and other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	101,660	104,050	99,890	97,660
Refinery throughput (BPD) (2)	111,610	114,630	110,370	109,370
Refinery production (BPD) (3)	110,520	113,320	109,020	107,640
Sales of produced refined products (BPD)	110,360	116,710	111,870	111,450
Sales of refined products (BPD) (4)	111,570	124,710	112,660	121,420
Refinery utilization (5)	101.7%	104.1%	99.9%	97.7%

Average per produced barrel (6)
Net sales	$61.86	$80.78	$53.67	$74.31
Cost of products (7)	50.71	60.32	44.66	55.87
Refinery gross margin (8)	11.15	20.46	9.01	18.44
Refinery operating expenses (9)	4.77	3.99	4.50	4.68
Net operating margin (8)	$6.38	$16.47	$4.51	$13.76

Refinery operating expenses per throughput barrel (10)	$4.72	$4.06	$4.56	$4.77

Feedstocks:
Sweet crude oil	27%	33%	30%	31%
Sour crude oil	64%	58%	60%	58%
Other feedstocks and blends	9%	9%	10%	11%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	54%	55%	55%
Diesel fuels	41%	39%	40%	38%
Fuel oil	2%	3%	2%	2%
Asphalt	1%	1%	1%	1%
LPG and other	2%	3%	2%	4%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	56,340	62,110	57,880	64,770
Refinery throughput (BPD) (2)	54,680	67,320	61,950	70,790
Refinery production (BPD) (3)	51,550	63,070	58,900	66,550
Sales of produced refined products (BPD)	56,090	59,100	61,370	62,620
Sales of refined products (BPD) (4)	61,950	64,800	65,960	68,450
Refinery utilization (5)	67.9%	74.8%	69.7%	78.0%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$62.26	$81.84	$53.86	$73.33
Cost of products (7)	52.22	60.88	45.04	55.28
Refinery gross margin (8)	10.04	20.96	8.82	18.05
Refinery operating expenses (9)	11.48	11.02	10.51	10.61
Net operating margin (8)	$(1.44)	$9.94	$(1.69)	$7.44

Refinery operating expenses per throughput barrel (10)	$11.78	$9.67	$10.41	$9.39

Feedstocks:
Sweet crude oil	45%	42%	42%	41%
Heavy sour crude oil	35%	38%	34%	38%
Black wax crude oil	20%	12%	17%	12%
Other feedstocks and blends	—%	8%	7%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	58%	56%	60%	57%
Diesel fuels	36%	38%	34%	37%
Fuel oil	1%	2%	2%	2%
Asphalt	1%	2%	1%	2%
LPG and other	4%	2%	3%	2%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	428,590	446,100	409,840	431,440
Refinery throughput (BPD) (2)	458,610	476,550	444,560	462,100
Refinery production (BPD) (3)	442,660	459,510	429,260	445,430
Sales of produced refined products (BPD)	431,110	447,670	422,250	438,200
Sales of refined products (BPD) (4)	459,300	482,300	452,620	470,010
Refinery utilization (5)	96.7%	100.7%	92.5%	97.4%

Average per produced barrel (6)
Net sales	$60.92	$80.41	$53.83	$75.16
Cost of products (7)	52.04	62.99	45.58	58.09
Refinery gross margin (8)	8.88	17.42	8.25	17.07
Refinery operating expenses (9)	5.51	5.14	5.64	5.49
Net operating margin (8)	$3.37	$12.28	$2.61	$11.58

Refinery operating expenses per throughput barrel (10)	$5.18	$4.83	$5.35	$5.21

Feedstocks:
Sweet crude oil	49%	50%	47%	50%
Sour crude oil	27%	27%	27%	26%
Heavy sour crude oil	15%	15%	16%	15%
Black wax crude oil	2%	2%	2%	2%
Other feedstocks and blends	7%	6%	8%	7%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated
Sales of produced refined products:
Gasolines	50%	51%	51%	51%
Diesel fuels	37%	37%	36%	36%
Jet fuels	4%	4%	4%	4%
Fuel oil	1%	1%	1%	1%
Asphalt	2%	2%	2%	2%
Lubricants	3%	2%	3%	3%
LPG and other	3%	3%	3%	3%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 443,000 BPSD.

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

(8)
Excludes lower of cost or market inventory valuation adjustment of $138.5 million and $135.5 million for the three months ended June 30, 2016 and 2015, respectively, and $194.6 million and $142.0 million for the six months ended June 30, 2016 and 2015, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Results of Operations – Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary
Net loss attributable to HollyFrontier stockholders for the three months ended June 30, 2016 was $(409.4) million ($(2.33) per basic and diluted share), a $770.2 million decrease compared to net income attributable to HollyFrontier stockholders of $360.8 million ($1.88 per basic and diluted share) for the three months ended June 30, 2015. Net income decreased due principally to goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, and a year-over-year decrease in second quarter refining margins. For the three months ended June 30, 2016, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $138.5 million compared to $135.5 million for the three months ended June 30, 2015. Collectively, the impairment charges, net of the lower of cost or market valuation benefit, reduced net income by $493.0 million, after tax, for the three months ended June 30, 2016. Refinery gross margins for the three months ended June 30, 2016 decreased to $8.88 per produced barrel from $17.42 for the three months ended June 30, 2015.

Sales and Other Revenues
Sales and other revenues decreased 27% from $3,701.9 million for the three months ended June 30, 2015 to $2,714.6 million for the three months ended June 30, 2016 due to a year-over-year decrease in second quarter sales prices and lower refined product sales volumes. The average sales price we received per produced barrel sold was $80.41 for the three months ended June 30, 2015 compared to $60.92 for the three months ended June 30, 2016. Sales and other revenues for the three months ended June 30, 2016 and 2015 include $15.7 million and $15.2 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Table of Content

Cost of Products Sold
Total cost of products sold decreased 23% from $2,752.0 million for the three months ended June 30, 2015 to $2,109.7 million for the three months ended June 30, 2016, due principally to lower crude oil costs and lower sales volumes of refined products. Additionally during second quarter of 2016, we recognized a $138.5 million lower of cost or market inventory valuation benefit, a $3.0 million increase compared to 2015, resulting in a new $429.9 million inventory reserve at June 30, 2016. The reserve at June 30, 2016 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market decreased 17% from $62.99 for the three months ended June 30, 2015 to $52.04 for the three months ended June 30, 2016.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 49% from $17.42 for the three months ended June 30, 2015 to $8.88 for the three months ended June 30, 2016. This was due to the effects of a decrease in the average per barrel sales price for refined products sold, partially offset by decreased crude oil and feedstock prices during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 2% from $246.2 million for the three months ended June 30, 2015 to $251.3 million for the three months ended June 30, 2016. This increase is principally due to higher maintenance costs compared to the same period of 2015.

General and Administrative Expenses
General and administrative expenses increased 14% from $26.1 million for the three months ended June 30, 2015 to $29.7 million for the three months ended June 30, 2016 due principally to increased costs attributable to professional services.

Depreciation and Amortization Expenses
Depreciation and amortization increased 3% from $87.8 million for the three months ended June 30, 2015 to $90.4 million for the three months ended June 30, 2016. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Goodwill and Asset Impairment
During the three months ended June 30, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on the Cheyenne impairment.

Interest Income
Interest income for the three months ended June 30, 2016 was $0.5 million compared to $0.8 million for the three months ended June 30, 2015. This decrease was due to lower investment levels in marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $14.3 million for the three months ended June 30, 2016 compared to $10.6 million for the three months ended June 30, 2015. This increase is due to interest attributable to higher debt levels during the current year quarter relative to the same period of 2015. For the three months ended June 30, 2016 and 2015, interest expense included $11.3 million and $9.1 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
In June 2015, we redeemed our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018 at a redemption cost of $155.2 million, at which time we recognized a $1.4 million early extinguishment loss consisting of a $5.2 million debt redemption premium, net of an unamortized premium of $3.8 million.

Table of Content

Income Taxes
For the three months ended June 30, 2016, we recorded an income tax benefit of $38.0 million compared to an expense of $207.0 million for the three months ended June 30, 2015. This decrease was due principally to a pre-tax loss during the three months ended June 30, 2016 compared to pre-tax earnings in the same period of 2015. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 8.8% and 35.7% for the three months ended June 30, 2016 and 2015, respectively. The year-over-year decrease in the effective tax rate is due principally to the effects of the second quarter $309.3 million goodwill impairment charge, a significant driver of our $430.5 million loss before income taxes for the three months ended June 30, 2016, that is not deductible for income tax purposes.

Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Summary
Net loss attributable to HollyFrontier stockholders for the six months ended June 30, 2016 was $(388.1) million ($(2.20) per basic and diluted share), a $975.8 million decrease compared to net income attributable to HollyFrontier stockholders of $587.7 million ($3.03 per basic and diluted share) for the six months ended June 30, 2015. Net income decreased due principally to non-cash goodwill and long-lived asset impairment charges of of $309.3 million and $344.1 million, respectively, and a year-over-year decrease in refining margins and sales volumes, net of the effects of a year-over-year change in lower of cost or market inventory reserve adjustments. For the six months ended June 30, 2016, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $194.6 million compared to $142.0 million for the six months ended June 30, 2015. Collectively, the impairment charges, net of the lower of cost or market valuation benefit, reduced net income by $439.0 million, after tax, for the six months ended June 30, 2016. Refinery gross margins for the six months ended June 30, 2016 decreased to $8.25 per produced barrel from $17.07 for the six months ended June 30, 2015.

Sales and Other Revenues
Sales and other revenues decreased 29% from $6,708.5 million for the six months ended June 30, 2015 to $4,733.4 million for the six months ended June 30, 2016 due to a year-over-year decrease in sales prices and lower refined product sales volumes. The average sales price we received per produced barrel sold was $75.16 for the six months ended June 30, 2015 compared to $53.83 for the six months ended June 30, 2016. Sales and other revenues for the six months ended June 30, 2016 and 2015 include $34.9 million and $32.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 26% from $4,996.8 million for the six months ended June 30, 2015 to $3,678.7 million for the six months ended June 30, 2016, due principally to lower crude oil costs and lower sales volumes of refined products. Additionally, this decrease also reflects a $194.6 million benefit that is attributable to a reduction in the lower of cost or market reserve for the six months ended June 30, 2016, a $52.6 million increase compared to a benefit of $142.0 million for same period of last year. The reserve at June 30, 2016 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the marketplace decreased 22% from $58.09 for the six months ended June 30, 2015 to $45.58 for the six months ended June 30, 2016.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 52% from $17.07 for the six months ended June 30, 2015 to $8.25 for the six months ended June 30, 2016. This was due to the effects of a decrease in the average per barrel sales price for refined products sold, partially offset by decreased crude oil and feedstock prices during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 1% from $509.8 million for the six months ended June 30, 2015 to $503.9 million for the six months ended June 30, 2016 due principally to lower natural gas fuel costs compared to the same period of 2015.

Table of Content

General and Administrative Expenses
General and administrative expenses decreased slightly from $55.7 million for the six months ended June 30, 2015 to $55.3 million for the six months ended June 30, 2016 due principally to lower incentive compensation costs for the current year compared to the same period of 2015, net of an increase in costs attributable to professional services.

Depreciation and Amortization Expenses
Depreciation and amortization increased 6% from $167.8 million for the six months ended June 30, 2015 to $178.3 million for the six months ended June 30, 2016. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Goodwill and Asset Impairment
During the six months ended June 30, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on the Cheyenne impairment.

Interest Income
Interest income for the six months ended June 30, 2016 was $0.6 million compared to $1.7 million for the six months ended June 30, 2015. This decrease was due to lower investment levels in marketable debt securities during the year-to-date period.

Interest Expense
Interest expense was $26.3 million for the six months ended June 30, 2016 compared to $20.7 million for the six months ended June 30, 2015. This increase was due to interest attributable to higher debt levels during the current year relative to the same period of 2015. For the six months ended June 30, 2016 and 2015, interest expense included $21.8 million and $17.8 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

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

In June 2015, we recognized a $1.4 million early extinguishment loss on the redemption of our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018.

Income Taxes
For the six months ended June 30, 2016, we recorded an income tax benefit of $15.7 million compared to expense of $336.7 million for the six months ended June 30, 2015. This decrease was due principally to a pre-tax loss during the six months ended June 30, 2016 compared to pre-tax earnings in the same period of 2015. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 4.3% and 35.3% for the six months ended June 30, 2016 and 2015, respectively. The year-over-year decrease in the effective tax rate is due principally to the effects of the second quarter $309.3 million goodwill impairment charge, a significant driver of our $364.8 million loss before income taxes for the six months ended June 30, 2016, that is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier. During the six months ended June 30, 2016, we received advances totaling $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement. At June 30, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $3.3 million under the HollyFrontier Credit Agreement.

HollyFrontier Senior Notes
In March 2016, we issued $250 million aggregate principal amount of 5.875% senior notes (the “HollyFrontier Senior Notes”) maturing April 2026. The HollyFrontier Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

Table of Content

HollyFrontier Term Loan
In April 2016, we entered into a $350 million senior unsecured term loan (the “HollyFrontier Term Loan”) maturing in April 2019. The HollyFrontier Term Loan is fully drawn and may be used for general corporate purposes. Indebtedness under the HollyFrontier Term Loan is recourse to HollyFrontier.

HEP Credit Agreement
In March 2016, HEP amended its senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”), increasing the size of the facility from $850 million to $1.2 billion. The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the six months ended June 30, 2016, HEP received advances totaling $239.0 million and repaid $165.0 million under the HEP Credit Agreement. At June 30, 2016, HEP was in compliance with all of its covenants, had outstanding borrowings of $786.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HEP Debt Offering
In July 2016, HEP issued $400 million in aggregate principal amount of 6.0% HEP unsecured senior notes maturing in 2024 in a private placement. HEP used the net proceeds to repay indebtedness under the HEP Credit Agreement.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of June 30, 2016, HEP has issued 444,799 units under this program, providing $14.9 million in gross proceeds. In connection with this program and to maintain the 2% general partner interest, we made capital contributions totaling $0.3 million as of June 30, 2016.

HEP intends to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under HEP’s credit facility may be reborrowed from time to time.

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

As of June 30, 2016, our cash, cash equivalents and investments in marketable securities totaled $533.3 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2016, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $385.5 million for the six months ended June 30, 2016. Net cash provided by operating and financing activities of $310.3 million and $344.5 million, respectively, exceeded the net cash used for investing activities of $269.3 million. Working capital increased by $482.1 million during the six months ended June 30, 2016.

Table of Content

Cash Flows – Operating Activities

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net cash flows provided by operating activities were $310.3 million for the six months ended June 30, 2016 compared to $569.9 million for the six months ended June 30, 2015, a decrease of $259.6 million. Net loss for the six months ended June 30, 2016 was $349.1 million, a decrease of $964.9 million compared to net income of $615.8 million for the six months ended June 30, 2015. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill and asset impairment, lower of cost or market inventory valuation adjustment, net loss of equity method investments, inclusive of distributions, gain on sale of assets, gain or loss on extinguishment of debt, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and excess tax expense from equity based compensation totaled $661.6 million for the six months ended June 30, 2016 compared to $91.2 million for the same period in 2015. Changes in working capital items increased cash flows by $67.2 million for the six months ended June 30, 2016 compared to a decrease of $104.8 million for the six months ended June 30, 2015. Additionally, for the six months ended June 30, 2016, turnaround expenditures increased to $72.4 million from $38.1 million for the same period of 2015.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net cash flows used for investing activities were $269.3 million for the six months ended June 30, 2016 compared to $233.4 million for the six months ended June 30, 2015, an increase of $35.9 million. Cash expenditures for properties, plants and equipment for the first six months of 2016 decreased to $290.0 million from $316.9 million for the same period in 2015. These include HEP capital expenditures of $32.7 million and $69.8 million for the six months ended June 30, 2016 and 2015, respectively. In addition, in 2016, HEP purchased a 50% interest in Cheyenne Pipeline for $42.5 million. We received proceeds of $0.4 million and $2.2 million from the sale of assets during the six months ended June 30, 2016 and 2015, respectively. Also for the six months ended June 30, 2016 and 2015, we invested $86.8 million and $246.0 million, respectively, in marketable securities and received proceeds of $149.6 million and $327.3 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget, which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2016, we expect to spend approximately $450.0 million to $500.0 million in cash for capital projects appropriated in 2016 and prior years. In addition, we expect to spend approximately $110.0 million to $120.0 million on refinery turnarounds. Refinery turnaround spending is amortized over the useful life of the turnaround. This expected capital and turnaround cash spending is comprised of $75.0 million to $85.0 million at the Woods Cross Refinery, $45.0 million to $55.0 million at the El Dorado Refinery, $160.0 million to $175.0 million at the Tulsa Refineries, $125.0 million to $135.0 million at the Cheyenne Refinery, $135.0 million to $145.0 million at the Navajo Refinery and $20.0 million to $25.0 million for miscellaneous other projects.

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

Table of Content

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

Woods Cross Refinery
We have completed construction on our existing Woods Cross expansion project, increasing crude processing capacity to 45,000 BPSD, and providing greater crude slate flexibility, which we believe will increase capacity utilization and improve overall economic returns during periods when wax crudes are in short supply. The project also included construction of new refining facilities and a new rail loading rack for intermediates and finished products associated with refining waxy crude oil.

On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. Following an extended appeal process, the Executive Director of the Utah Department of Environmental Quality issued a final order in favor of Woods Cross on all claims on March 31, 2015, and dismissed the project opponents’ arguments with prejudice. On April 27, 2015, the opponents filed a petition for review and notice of appeal with the Utah Court of Appeals challenging the agency’s decision to uphold the permit and dismiss the project opponents’ arguments. This appeal is now pending before the Utah Court of Appeals. The final legal briefs were submitted in December 2015. Oral argument has been set for August 30, 2016. Our continued use of the expansion project facilities is subject to the Woods Cross Refinery successfully defending the Approval Order on appeal at the Utah Court of Appeals.

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

Table of Content

Cash Flows – Financing Activities

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net cash flows provided by financing activities were $344.5 million for the six months ended June 30, 2016 compared to cash flows used for financing activities of $671.2 million for the six months ended June 30, 2015, an increase of $1,015.7 million. During the six months ended June 30, 2016, we received $246.7 million in net proceeds upon issuance of the HollyFrontier Senior Notes, received $350.0 million in net proceeds from issuance of a term loan, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $133.4 million in common stock and paid $116.8 million in dividends. In addition, we extinguished our financing obligation with Plains for $39.5 million. Also during this period, HEP received $239.0 million and repaid $165.0 million under the HEP Credit Agreement, received $13.7 million in proceeds from the issuance of common units and paid distributions of $43.8 million to noncontrolling interests. During the six months ended June 30, 2015, we purchased $320.1 million in common stock, paid $155.2 million to redeem our 6.875% senior notes and paid $125.2 million in dividends. In addition, we paid $60.0 million to a large financial institution pursuant to an accelerated share repurchase agreement for a forward contract to purchase additional shares of our common stock. During this period, HEP received $254.1 million and repaid $221.1 million under the HEP Credit Agreement and paid distributions of $41.6 million to noncontrolling interests.

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

HEP
In March 2016, HEP amended its credit agreement, increasing the size of the credit facility from $850 million to $1.2 billion. The HEP Credit Agreement matures in November 2018. During the six months ended June 30, 2016, HEP received net borrowings of $74.0 million resulting in $786.0 million of outstanding borrowings in the HEP Credit Agreement at June 30, 2016.

In July 2016, HEP issued $400 million in aggregate principal amount of senior unsecured notes maturing 2024.

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

At June 30, 2016, our lower of cost or market inventory valuation reserve was $429.9 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Goodwill and Long-lived Assets: As of December 31, 2015 and March 31, 2016, our goodwill balance was $2.3 billion, with $1.7 billion, $0.3 billion and $0.3 billion allocated to our El Dorado Refinery, Cheyenne Refinery and HEP reporting units, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.
Prior to the second quarter of 2016, there had been no impairments to goodwill.

Our long-lived assets principally consist of our refining assets that are organized as refining asset groups. These refinery asset groups also constitute our individual refinery reporting units that are used for testing and measuring goodwill impairments (El Dorado and Cheyenne). Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

Goodwill and long-lived asset impairments
During the second quarter of 2016, we performed interim goodwill impairment testing of our El Dorado and Cheyenne Refinery reporting units after identifying a combination of events and circumstances which were indicators of potential goodwill impairment, including lower than typical gross margins during the summer driving season, a current outlook of lower future gross margins, and the recent decline in our common share price which has resulted in a decrease in our market capitalization. In conjunction with our interim goodwill impairment testing performed, we first assessed the carrying values of our refining long-lived asset groups for recoverability.
Our interim goodwill impairment and related long-lived asset impairment testing was performed as of April 30, 2016. The estimated fair values of our goodwill reporting units and long-lived asset groups were derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on estimates of future crack spreads, forecasted production levels, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 3 “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further discussion of Level 3 inputs.
As a result of our impairment testing, we determined that the carrying value of the long-lived assets of the Cheyenne Refinery had been impaired and recorded long-lived asset impairment charges of $344.8 million. Additionally, the carrying value of the Cheyenne Refinery’s goodwill was fully impaired and a goodwill impairment charge of $309.3 million was also recorded. Our testing did not identify any other impairment; however, the fair value of our El Dorado reporting unit currently exceeds its carrying value by approximately 15%. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future. Such impairment charges could be material.

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

As of June 30, 2016, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2016	2017	Unit of Measure

Natural gas price swaps - long	28,800,000	9,600,000	19,200,000	MMBTU
Natural gas price swaps - short	14,400,000	4,800,000	9,600,000	MMBTU
Natural gas price swaps (basis spread) - long	15,462,000	5,154,000	10,308,000	MMBTU
Crude price swaps (basis spread) - long	6,983,000	5,888,000	1,095,000	Barrels
NYMEX futures (WTI) - short	910,000	710,000	200,000	Barrels
Forward gasoline and diesel contracts - short	75,000	75,000	—	Barrels
Physical crude contracts -short	275,000	275,000	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2016	2015
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$16,700	$8,829

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2016, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of June 30, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

Table of Content

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2016 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$250,000	$265,313	$9,942
HEP Senior Notes	$300,000	$301,500	$6,410

For the variable rate HollyFrontier Term Loan and HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2016, outstanding borrowings under the HEP Credit Agreement were $786.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $150.0 million of outstanding principal to a weighted average fixed rate of 2.99%. For the remaining unhedged HEP Credit Agreement borrowings of $636.0 million and the HollyFrontier Term Loan, a hypothetical 10% change in applicable interest rates would not materially affect cash flows.

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

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income (loss) attributable to HollyFrontier stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Table of Content

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$(409,368)	$360,824	$(388,115)	$587,700
Add income tax expense (benefit)	(38,045)	206,990	(15,737)	336,718
Add interest expense (1)	14,251	11,927	35,056	22,081
Subtract interest income	(527)	(768)	(602)	(1,730)
Add depreciation and amortization	90,423	87,803	178,303	167,815
EBITDA	$(343,266)	$666,776	$(191,095)	$1,112,584

(1) Includes loss on early extinguishment of debt of $1.4 million for the three months ended June 30, 2015 and $8.7 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

Refinery gross margin per barrel is the difference between average net sales price and average cost of products per barrel of produced refined products. Net operating margin per barrel is the difference between refinery gross margin and refinery operating expenses per barrel of produced refined products. These two margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. Each of these component performance measures can be reconciled directly to our consolidated statements of income.

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

Table of Content

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$60.92	$80.41	$53.83	$75.16
Times sales of produced refined products (BPD)	431,110	447,670	422,250	438,200
Times number of days in period	91	91	182	181
Produced refined product sales	$2,389,953	$3,275,740	$4,136,809	$5,961,255

Total produced refined products sales	$2,389,953	$3,275,740	$4,136,809	$5,961,255
Add refined product sales from purchased products and rounding (1)	161,860	259,030	293,460	426,330
Total refined product sales	2,551,813	3,534,770	4,430,269	6,387,585
Add direct sales of excess crude oil (2)	100,782	92,659	191,700	192,928
Add other refining segment revenue (3)	46,427	59,064	76,640	95,260
Total refining segment revenue	2,699,022	3,686,493	4,698,609	6,675,773
Add HEP segment sales and other revenues	94,896	83,479	196,906	173,235
Add corporate and other revenues	47	151	157	369
Subtract consolidations and eliminations	(79,327)	(68,211)	(162,310)	(140,839)
Sales and other revenues	$2,714,638	$3,701,912	$4,733,362	$6,708,538

Reconciliation of average cost of products per produced barrel sold to total cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$52.04	$62.99	$45.58	$58.09
Times sales of produced refined products (BPD)	431,110	447,670	422,250	438,200
Times number of days in period	91	91	182	181
Cost of products for produced products sold	$2,041,582	$2,566,085	$3,502,800	$4,607,362

Total cost of products for produced products sold	$2,041,582	$2,566,085	$3,502,800	$4,607,362
Add refined product costs from purchased products and rounding(1)	159,155	266,199	297,519	436,872
Total cost of refined products sold	2,200,737	2,832,284	3,800,319	5,044,234
Add crude oil cost of direct sales of excess crude oil (2)	101,719	91,461	193,307	189,191
Add other refining segment cost of products sold (4)	19,463	31,244	31,361	44,445
Total refining segment cost of products sold	2,321,919	2,954,989	4,024,987	5,277,870
Subtract consolidations and eliminations	(73,764)	(67,514)	(151,669)	(139,022)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$2,248,155	$2,887,475	$3,873,318	$5,138,848

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.51	$5.14	$5.64	$5.49
Times sales of produced refined products (BPD)	431,110	447,670	422,250	438,200
Times number of days in period	91	91	182	181
Refinery operating expenses for produced products sold	$216,163	$209,393	$433,431	$435,435

Total refinery operating expenses for produced products sold	$216,163	$209,393	$433,431	$435,435
Add other refining segment operating expenses and rounding (5)	11,477	10,843	22,971	20,570
Total refining segment operating expenses	227,640	220,236	456,402	456,005
Add HEP segment operating expenses	27,255	25,289	54,078	53,255
Add corporate and other costs	1,152	554	2,407	788
Subtract consolidations and eliminations	(4,711)	86	(8,968)	(287)
Operating expenses (exclusive of depreciation and amortization)	$251,336	$246,165	$503,919	$509,761

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$3.37	$12.28	$2.61	$11.58
Add average refinery operating expenses per produced barrel	5.51	5.14	5.64	5.49
Refinery gross margin per barrel	8.88	17.42	8.25	17.07
Add average cost of products per produced barrel sold	52.04	62.99	45.58	58.09
Average sales price per produced barrel sold	$60.92	$80.41	$53.83	$75.16
Times sales of produced refined products (BPD)	431,110	447,670	422,250	438,200
Times number of days in period	91	91	182	181
Produced refined products sales	$2,389,953	$3,275,740	$4,136,809	$5,961,255

Total produced refined products sales	$2,389,953	$3,275,740	$4,136,809	$5,961,255
Add refined product sales from purchased products and rounding (1)	161,860	259,030	293,460	426,330
Total refined product sales	2,551,813	3,534,770	4,430,269	6,387,585
Add direct sales of excess crude oil (2)	100,782	92,659	191,700	192,928
Add other refining segment revenue (3)	46,427	59,064	76,640	95,260
Total refining segment revenue	2,699,022	3,686,493	4,698,609	6,675,773
Add HEP segment sales and other revenues	94,896	83,479	196,906	173,235
Add corporate and other revenues	47	151	157	369
Subtract consolidations and eliminations	(79,327)	(68,211)	(162,310)	(140,839)
Sales and other revenues	$2,714,638	$3,701,912	$4,733,362	$6,708,538

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

Except for the additional risk factor information described below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should carefully consider the risk factors discussed below and in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Table of Content

An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.

An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our results of operations and financial condition. We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset or goodwill may be impaired. If a triggering event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. We may also conduct impairment testing based on both the guideline public company and guideline transaction methods. Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, estimates of future crack spreads, forecasted production levels, operating costs and capital expenditures. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any additional impairments of long-lived assets or goodwill in the future.

As market prices for refined products and market prices for crude oil continue to fluctuate, we will need to continue to evaluate the carrying value of our refinery reporting units. During the quarter ended June 30, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively on the carrying value of our Cheyenne Refinery. Additionally, the fair value of our El Dorado reporting unit currently exceeds its carrying value by approximately 15%. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2016	—	$—	—	$178,811,213
May 2016	—	$—	—	$178,811,213
June 2016	—	$—	—	$178,811,213
Total for April to June 2016	—		—

Item 6.	Exhibits

The Exhibit Index on page 60 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 3, 2016	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2016	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Table of Content

Exhibit Index

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

3.2	Amended and Restated By-Laws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 20, 2014, File No. 1-03876).

10.1
Senior Unsecured 3-Year Term Loan Agreement, dated April 28, 2016, among HollyFrontier Corporation, the lenders party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated April 28, 2016, File No.  1-03876).

10.2++
Fifth Amendment to the HollyFrontier Corporation Long-Term Incentive Plan, effective May 11, 2016 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated May 16, 2016, File No.  1-03876).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.
++ Constitutes management contracts or compensatory plans or arrangements.