Form 10-Q
period 2016-09-30
HollyFrontier Corp
filed 2016-11-03
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
176,519,645 shares of Common Stock, par value $.01 per share, were outstanding on October 31, 2016.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and Part II, Item 1A “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $7,208 and $15,013, respectively)	$366,321	$66,533
Marketable securities	111,842	144,019
Total cash, cash equivalents and short-term marketable securities	478,163	210,552
Accounts receivable: Product and transportation (HEP: $36,582 and $41,075, respectively)	387,693	323,858
Crude oil resales	8,244	28,120
	395,937	351,978
Inventories: Crude oil and refined products	937,593	712,865
Materials, supplies and other (HEP: $2,064 and $1,972, respectively)	153,201	129,004
	1,090,794	841,869
Income taxes receivable	42,683	—
Prepayments and other (HEP: $2,175 and $3,082, respectively)	23,889	43,666
Total current assets	2,031,466	1,448,065

Properties, plants and equipment, at cost (HEP: $1,408,762 and $1,397,965, respectively)	5,461,362	5,490,189
Less accumulated depreciation (HEP: $(316,598) and $(298,282), respectively)	(1,477,021)	(1,374,527)
	3,984,341	4,115,662
Other assets: Turnaround costs	221,613	231,873
Goodwill (HEP: $288,991 and $288,991, respectively)	2,022,463	2,331,781
Intangibles and other (HEP: $211,160 and $128,583, respectively)	336,565	260,918
	2,580,641	2,824,572
Total assets	$8,596,448	$8,388,299

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $18,252 and $22,583, respectively)	$803,031	$716,490
Income taxes payable	—	8,142
Accrued liabilities (HEP: $28,874 and $26,341, respectively)	163,787	135,983
Total current liabilities	966,818	860,615

Long-term debt (HEP: $1,070,615 and $1,008,752, respectively)	1,665,602	1,040,040
Deferred income taxes (HEP: $484 and $431, respectively)	546,909	497,906
Other long-term liabilities (HEP: $61,697 and $59,376, respectively)	196,718	179,965

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of September 30, 2016 and December 31, 2015	2,560	2,560
Additional capital	4,026,558	4,011,052
Retained earnings	2,782,373	3,271,189
Accumulated other comprehensive income (loss)	7,627	(4,155)
Common stock held in treasury, at cost – 79,440,518 and 75,728,478 shares as of September 30, 2016 and December 31, 2015, respectively	(2,156,904)	(2,027,231)
Total HollyFrontier stockholders’ equity	4,662,214	5,253,415
Noncontrolling interest	558,187	556,358
Total equity	5,220,401	5,809,773
Total liabilities and equity	$8,596,448	$8,388,299

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2016 and December 31, 2015. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales and other revenues	$2,847,270	$3,585,823	$7,580,632	$10,294,361
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,341,837	2,653,859	6,215,155	7,792,707
Lower of cost or market inventory valuation adjustment	312	225,451	(194,282)	83,425
	2,342,149	2,879,310	6,020,873	7,876,132
Operating expenses (exclusive of depreciation and amortization)	256,232	265,398	760,151	775,159
General and administrative expenses (exclusive of depreciation and amortization)	32,994	30,746	88,270	86,432
Depreciation and amortization	91,130	87,764	269,433	255,579
Goodwill and asset impairment	—	—	654,084	—
Total operating costs and expenses	2,722,505	3,263,218	7,792,811	8,993,302
Income (loss) from operations	124,765	322,605	(212,179)	1,301,059
Other income (expense):
Earnings (loss) of equity method investments	3,767	1,269	10,155	(5,907)
Interest income	778	673	1,380	2,403
Interest expense	(19,550)	(11,102)	(45,888)	(31,813)
Loss on early extinguishment of debt	—	—	(8,718)	(1,370)
Gain on sale of assets and other	107	7,228	300	8,867
	(14,898)	(1,932)	(42,771)	(27,820)
Income (loss) before income taxes	109,867	320,673	(254,950)	1,273,239
Income tax expense (benefit):
Current	10,094	215,381	(32,272)	509,956
Deferred	12,102	(105,315)	38,731	(63,172)
	22,196	110,066	6,459	446,784
Net income (loss)	87,671	210,607	(261,409)	826,455
Less net income attributable to noncontrolling interest	13,174	14,285	52,209	42,433
Net income (loss) attributable to HollyFrontier stockholders	$74,497	$196,322	$(313,618)	$784,022
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$0.42	$1.05	$(1.78)	$4.09
Diluted	$0.42	$1.04	$(1.78)	$4.09
Cash dividends declared per common share	$0.33	$0.33	$0.99	$0.98
Average number of common shares outstanding:
Basic	175,871	187,208	176,157	191,182
Diluted	175,993	187,344	176,157	191,282

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$87,671	$210,607	$(261,409)	$826,455
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	(29)	166	61	217
Reclassification adjustments to net income on sale or maturity of marketable securities	—	—	23	(46)
Net unrealized gain (loss) on marketable securities	(29)	166	84	171
Hedging instruments:
Change in fair value of cash flow hedging instruments	(1,310)	(357)	(19,307)	(7,590)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	4,141	(9,248)	37,450	(27,683)
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270	810	810
Net unrealized gain (loss) on hedging instruments	3,101	(9,335)	18,953	(34,463)
Other comprehensive income (loss) before income taxes	3,072	(9,169)	19,037	(34,292)
Income tax expense (benefit)	1,119	(3,488)	7,436	(13,088)
Other comprehensive income (loss)	1,953	(5,681)	11,601	(21,204)
Total comprehensive income (loss)	89,624	204,926	(249,808)	805,251
Less noncontrolling interest in comprehensive income (loss)	13,353	14,127	52,028	41,956
Comprehensive income (loss) attributable to HollyFrontier stockholders	$76,271	$190,799	$(301,836)	$763,295

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(261,409)	$826,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	269,433	255,579
Goodwill and asset impairment	654,084	—
Lower of cost or market inventory valuation adjustment	(194,282)	83,425
Net loss of equity method investments, inclusive of distributions	313	8,282
Gain on sale of assets	(107)	(8,619)
(Gain) loss on early extinguishment of debt	8,718	(3,788)
Deferred income taxes	38,731	(63,172)
Equity-based compensation expense	16,696	21,928
Change in fair value – derivative instruments	(12,319)	17,861
Excess tax expense from equity based compensation	(4,051)	—
(Increase) decrease in current assets:
Accounts receivable	(43,959)	68,021
Inventories	(54,643)	(85,318)
Income taxes receivable	(42,683)	11,719
Prepayments and other	18,236	(8,312)
Increase (decrease) in current liabilities:
Accounts payable	114,771	(203,289)
Income taxes payable	(8,142)	19,894
Accrued liabilities	39,527	13,503
Turnaround expenditures	(104,224)	(55,905)
Other, net	9,534	5,077
Net cash provided by operating activities	444,224	903,341

Cash flows from investing activities:
Additions to properties, plants and equipment	(339,253)	(390,585)
Additions to properties, plants and equipment – HEP	(48,224)	(83,312)
Purchase of equity method investment - HEP	(42,550)	(54,641)
Proceeds from sale of assets	606	15,831
Purchases of marketable securities	(155,091)	(402,984)
Sales and maturities of marketable securities	187,358	490,251
Net cash used for investing activities	(397,154)	(425,440)

Cash flows from financing activities:
Borrowings under credit agreements	625,500	443,000
Repayments under credit agreements	(957,500)	(360,000)
Net proceeds from issuance of senior notes - HFC	246,690	—
Net proceeds from issuance of senior notes - HEP	394,000	—
Net proceeds from issuance of term loan	350,000	—
Redemption of senior notes	—	(155,156)
Repayment of financing obligation	(39,500)	—
Net proceeds from issuance of common units - HEP	22,791	—
Purchase of treasury stock	(133,430)	(481,766)
Dividends	(175,194)	(187,372)
Distributions to noncontrolling interest	(66,571)	(61,366)
Other, net	(14,068)	(3,495)
Net cash provided by (used for) financing activities	252,718	(806,155)

Cash and cash equivalents:
Increase (decrease) for the period	299,788	(328,254)
Beginning of period	66,533	567,985
End of period	$366,321	$239,731

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,671	$40,608
Income taxes	$23,557	$484,516
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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of September 30, 2016, we:

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

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc. (“Purchaser”), entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”), for cash consideration of CAD $1.125 billion (or approximately $845 million based on the exchange rate at time of signing), subject to customary adjustments at closing. The PCLI plant, located in Mississauga, Ontario, is the largest producer of base oils in Canada with 15,600 BPD of lubricant production capacity, and is the only North American producer of high margin Group III base oils. In connection with the closing of the acquisition, PCLI and the Purchaser will enter into various commercial and lease agreements with Suncor. The share purchase agreement provides for customary representations, warranties and covenants, and provides for the payment of fees by the Purchaser to Suncor upon the termination of the share purchase agreement under certain circumstances, including failure to obtain certain regulatory approvals. The acquisition is expected to close in the first quarter of 2017, subject to the receipt of certain regulatory approvals. We expect to fund the transaction with a combination of debt and cash on hand.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2016, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and consolidated cash flows for the nine months ended September 30, 2016 and 2015 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 that has been filed with the SEC.

Our results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2016.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.3 million at both September 30, 2016 and December 31, 2015.

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

Goodwill and Long-lived Assets: As of December 31, 2015, our goodwill balance was $2.3 billion, with $1.7 billion, $0.3 billion and $0.3 billion allocated to our El Dorado Refinery, Cheyenne Refinery and HEP reporting units, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit. Prior to the second quarter of 2016, there had been no impairments to goodwill.

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

Goodwill and long-lived asset impairments
As of April 30, 2016, we performed interim goodwill impairment and related long-lived asset impairment testing of our El Dorado and Cheyenne Refinery reporting units after identifying a combination of events and circumstances which were indicators of potential goodwill and long-lived asset impairment, including lower than typical gross margins during the summer driving season, a current outlook of lower future gross margins, and the recent decline in our common share price which has resulted in a decrease in our market capitalization. In conjunction with our interim goodwill impairment testing performed, we first assessed the carrying values of our refining long-lived asset groups for recoverability.
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
As a result of our impairment testing during the second quarter of 2016, we determined that the carrying value of the long-lived assets of the Cheyenne Refinery had been impaired and recorded long-lived asset impairment charges of $344.8 million. Additionally, the carrying value of the Cheyenne Refinery’s goodwill was fully impaired and a goodwill impairment charge of $309.3 million was also recorded, representing all of the goodwill allocated to our Cheyenne Refinery. Our interim testing did not identify any other impairment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We performed our annual goodwill impairment testing as of July 1, 2016 and determined the fair value of our El Dorado reporting unit currently exceeds its carrying value by approximately 4%. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future. Such impairment charges could be material. Additionally, testing indicated no impairment of goodwill attributable to our HEP reporting unit.

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

For the nine months ended September 30, 2016, we recorded an income tax expense of $6.5 million compared to $446.8 million for the nine months ended September 30, 2015. This decrease was due principally to a pre-tax loss during the nine months ended September 30, 2016 compared to pre-tax earnings in the same period of 2015. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 2.5% and 35.1% for the nine months ended September 30, 2016 and 2015, respectively. The year-over-year decrease in the effective tax rate is due principally to the effects of the second quarter $309.3 million goodwill impairment charge, a significant cause of our $255.0 million loss before income taxes for the nine months ended September 30, 2016, that is not deductible for income tax purposes.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the nine months ended September 30, 2016 and 2015, we received proceeds of $43.9 million and $66.0 million, respectively, and repaid $44.9 million and $67.2 million, respectively, under these sell / buy transactions.

New Accounting Pronouncements

Share-Based Compensation
In March 2016, Accounting Standard Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective January 1, 2017, at which time we will adopt. We do not expect this standard to have a material impact to our financial condition, results of operations and cash flows.

Leases
In February 2016, ASU 2016-02, “Leases,” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard.

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

As of September 30, 2016, we owned a 39% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the nine months ended September 30, 2016. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Woods Cross Assets
On October 3, 2016, HEP acquired from us all the membership interests of Woods Cross Operating LLC, which owns the crude unit, FCCU and polymerization unit of the first phase of our Woods Cross Refinery expansion project that was completed in the second quarter of 2016, for cash consideration of approximately $278.0 million.

In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments that provide minimum annualized payments to HEP of $56.7 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Frontier Pipeline Transaction
On August 31, 2015, HEP purchased a 50% interest in Frontier Aspen LLC (previously known as Frontier Pipeline Company), owner of the Frontier Pipeline, from an affiliate of Enbridge, Inc. for $54.6 million. Frontier Pipeline will continue to be operated by an affiliate of Plains, which owns the remaining 50% interest. The 289-mile crude oil pipeline runs from Casper, Wyoming to Frontier Station, Utah, has a 72,000 BPD capacity, and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

HEP’s acquisitions from us are eliminated upon consolidation and have no impact on the consolidated financial statements.

HEP Private Placement Agreement
On September 16, 2016, HEP entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,420,000 HEP common units, representing limited partnership interests, at a price of $30.18 per common unit. The private placement closed on October 3, 2016, at which time HEP received proceeds of approximately $103 million, which were used to finance a portion of the Woods Cross assets acquisition. In connection with this private placement and to maintain our 2% general partner interest in HEP, we made capital contributions totaling $2.1 million to HEP in October 2016. After this common unit issuance, our interest in HEP is 37%, including the 2% general partner interest. Additionally, HEP entered into a registration rights agreement with the purchasers, which requires that HEP file a registration statement with the SEC within 60 days following the closing of the private placement to register the purchased units under the Securities Act. The registration statement will be automatically effective and the units fully transferable upon filing.

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of September 30, 2016, HEP has issued 703,455 units under this program, providing $23.0 million in net proceeds. In connection with this program and to maintain our 2% general partner interest in HEP, we made capital contributions totaling $0.5 million as of September 30, 2016.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2019 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of July 1, 2016, these agreements result in minimum annualized payments to HEP of $321.1 million.

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

The carrying amounts and estimated fair values of marketable securities, derivative instruments and senior notes at September 30, 2016 and December 31, 2015 were as follows:

			Fair Value by Input Level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2016
Assets:
Marketable securities	$111,842	$111,842	$—	$111,842	$—
Commodity price swaps	19,070	19,070	—	19,070	—
Forward contracts	2,008	2,008	—	2,008	—
Total assets	$132,920	$132,920	$—	$132,920	$—

Liabilities:
NYMEX futures contracts	$3,680	$3,680	$3,680	$—	$—
Commodity price swaps	44,121	44,121	—	44,121	—
Forward contracts	1,076	1,076	—	1,076	—
HollyFrontier senior notes	246,069	271,875	—	271,875	—
HEP senior notes	690,615	720,250	—	720,250	—
HEP interest rate swaps	109	109	—	109	—
Total liabilities	$985,670	$1,041,111	$3,680	$1,037,431	$—

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

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Level 3 Instruments
	(In thousands)
Liability balance at beginning of period	$—	$—
Change in fair value:
Recognized in other comprehensive income	—	3,852
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	—	(3,852)
Liability balance at end of period	$—	$—

During the nine months ended September 30, 2016, we recognized goodwill and long-lived asset impairment charges based on fair value measurements (see Note 1). Also, we recognized a non-recurring fair value measurement of $44.4 million that relates to HEP’s equity interest in Osage in February 2016. The fair value measurements were based on a combination of valuation methods including discounted cash flows, and the guideline public company and guideline transaction methods, Level 3 inputs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$74,497	$196,322	$(313,618)	$784,022
Participating securities’ share in earnings	275	567	647	2,245
Net income (loss) attributable to common shares	$74,222	$195,755	$(314,265)	$781,777
Average number of shares of common stock outstanding	175,871	187,208	176,157	191,182
Effect of dilutive variable restricted shares and performance share units (1)	122	136	—	100
Average number of shares of common stock outstanding assuming dilution	175,993	187,344	176,157	191,282
Basic earnings (loss) per share	$0.42	$1.05	$(1.78)	$4.09
Diluted earnings (loss) per share	$0.42	$1.04	$(1.78)	$4.09
(1) Excludes anti-dilutive restricted and performance share units of:	204	263	—	335

NOTE 5:	Stock-Based Compensation

As of September 30, 2016, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $6.2 million and $6.4 million for the three months ended September 30, 2016 and 2015, respectively, and $14.8 million and $18.9 million for the nine months ended September 30, 2016 and 2015, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.7 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the nine months ended September 30, 2016 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2016 (non-vested)	722,525	$47.50
Granted	14,556	31.28
Vesting (transfer/conversion to common stock)	(8,004)	47.48
Forfeited	(15,483)	47.92
Outstanding at September 30, 2016 (non-vested)	713,594	$47.16	$17,483

For the nine months ended September 30, 2016, restricted stock and restricted stock units vested having a grant date fair value of $0.4 million. As of September 30, 2016, there was $11.2 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of September 30, 2016, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 80% of target amounts.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of performance share unit activity and changes during the nine months ended September 30, 2016 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2016 (non-vested)	637,938
Granted	6,384
Forfeited	(147,311)
Outstanding at September 30, 2016 (non-vested)	497,011

As of September 30, 2016, there was $8.5 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $46.04 per unit. That cost is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 6:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at September 30, 2016 consisted of cash, cash equivalents and investments in marketable securities.

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

The following is a summary of our marketable securities as of September 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
September 30, 2016
Certificates of deposit	$2,300	$—	$—	$2,300
Commercial paper	13,330	3	—	13,333
Corporate debt securities	11,658	—	(3)	11,655
State and political subdivisions debt securities	84,567	2	(15)	84,554
Total marketable securities	$111,855	$5	$(18)	$111,842

December 31, 2015
Commercial paper	$22,876	$1	$(2)	$22,875
Corporate debt securities	32,311	—	(41)	32,270
State and political subdivisions debt securities	88,935	6	(67)	88,874
Total marketable securities	$144,122	$7	$(110)	$144,019

Interest income recognized on our marketable securities was $0.2 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 7:	Inventories

Inventory consists of the following components:

	September 30, 2016	December 31, 2015
	(In thousands)
Crude oil	$554,630	$518,922
Other raw materials and unfinished products(1)	279,106	214,832
Finished products(2)	534,031	603,568
Lower of cost or market reserve	(430,174)	(624,457)
Process chemicals(3)	3,416	4,477
Repair and maintenance supplies and other	149,785	124,527
Total inventory	$1,090,794	$841,869

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $430.2 million and $624.5 million at September 30, 2016 and December 31, 2015, respectively. The December 31, 2015 market reserve of $624.5 million was reversed due to the sale of inventory quantities that gave rise to the 2015 reserve. A new market reserve of $430.2 million was established as of September 30, 2016 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was an increase to cost of goods sold totaling $0.3 million and $225.5 million for the three months ended September 30, 2016 and 2015, respectively, and a decrease of $194.3 million and an increase of $83.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

We expensed $0.6 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively, and $2.0 million and $7.6 million for the nine months ended September 30, 2016 and 2015, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $94.5 million and $98.1 million at September 30, 2016 and December 31, 2015, respectively, of which $80.2 million and $83.5 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier. During the nine months ended September 30, 2016, we received advances totaling $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement. At September 30, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.4 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
In March 2016, HEP amended its senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”), increasing the size of the facility from $850 million to $1.2 billion. The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the nine months ended September 30, 2016, HEP received advances totaling $310.5 million and repaid $642.5 million under the HEP Credit Agreement. At September 30, 2016, HEP was in compliance with all of its covenants, had outstanding borrowings of $380.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

The carrying amounts of long-term debt are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)

HollyFrontier 5.875% Senior Notes
Principal	$250,000	$—
Unamortized discount and debt issuance costs	(3,931)	—
	246,069	—

Term loan
Principal	350,000	—
Debt issuance costs	(1,082)	—
	348,918	—

Financing Obligation	—	31,288

Total HollyFrontier long-term debt	594,987	31,288

HEP Credit Agreement	380,000	712,000

HEP 6% Senior Notes
Principal	400,000	—
Unamortized discount and debt issuance costs	(6,712)	—
	393,288	—
HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(2,673)	(3,248)
	297,327	296,752

Total HEP long-term debt	1,070,615	1,008,752

Total long-term debt	$1,665,602	$1,040,040

We capitalized interest attributable to construction projects of $1.8 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $6.0 million and $5.5 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended September 30, 2016
Change in fair value	$(1,511)
Loss reclassified to earnings due to settlements	4,046	Sales and other revenunes	$228
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(4,544)	Operating expenses	$—
Total	$2,805		$(4,316)		$—

Three Months Ended September 30, 2015
Change in fair value	$430	Sales and other revenues	$57,513
Gain reclassified to earnings due to settlements	(9,774)	Cost of products sold	(44,023)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(3,986)	Cost of products sold	$638
Total	$(9,074)		$9,504		$638

Nine Months Ended September 30, 2016
Change in fair value	$(18,570)
Loss reclassified to earnings due to settlements	37,012	Sales and other revenues	$(20,425)
Amortization of discontinued hedge reclassified to earnings	810	Operating expenses	(17,397)	Operating expenses	$—
Total	$19,252		$(37,822)		$—

Nine Months Ended September 30, 2015
Change in fair value	$(5,217)	Sales and other revenues	$156,445	Sales and other revenues	$(274)
Gain reclassified to earnings due to settlements	(29,268)	Cost of products sold	(115,756)	Cost of products sold	4,376
Amortization of discontinued hedge reclassified to earnings	810	Operating expenses	(12,231)	Operating expenses	547
Total	$(33,675)		$28,458		$4,649

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

As of September 30, 2016, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted transactions:

		Notional Contract Volumes by Year of Maturity
Derivative Instruments	Total Outstanding Notional	2016	2017	Unit of Measure

Natural gas price swaps - long	12,000,000	2,400,000	9,600,000	MMBTU
Physical crude contracts - short	150,000	150,000	—	Barrels

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 12,000,000 MMBTU’s to be purchased ratably through 2017. As of September 30, 2016, we have an unrealized loss of $1.4 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss) Recognized in Earnings	2016	2015	2016	2015
	(In thousands)
Cost of products sold	$(2,438)	$13,872	$(1,135)	$41,445
Operating expenses	(2,291)	(6,528)	2,322	(7,072)
Total	$(4,729)	$7,344	$1,187	$34,373

As of September 30, 2016, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2016	2017	Unit of Measure

Crude price swaps (basis spread) - long	5,494,000	2,944,000	2,550,000	Barrels
Natural gas price swaps (basis spread) - long	12,885,000	2,577,000	10,308,000	MMBTU
Natural gas price swaps - long	12,000,000	2,400,000	9,600,000	MMBTU
Natural gas price swaps - short	12,000,000	2,400,000	9,600,000	MMBTU
NYMEX futures (WTI) - short	1,950,000	1,265,000	685,000	Barrels
Forward gasoline and diesel contracts - long	705,000	695,000	10,000	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2016, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of September 30, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017 and have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP’s interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended September 30, 2016
Interest rate swaps
Change in fair value	$201
Loss reclassified to earnings due to settlements	95	Interest expense	$(95)
Total	$296		$(95)

Three Months Ended September 30, 2015
Interest rate swaps
Change in fair value	$(787)
Loss reclassified to earnings due to settlements	526	Interest expense	$(526)
Total	$(261)		$(526)

Nine Months Ended September 30, 2016
Interest rate swaps
Change in fair value	$(737)
Loss reclassified to earnings due to settlements	438	Interest expense	$(438)
Total	$(299)		$(438)

Nine Months Ended September 30, 2015
Interest rate swaps
Change in fair value	$(2,373)
Loss reclassified to earnings due to settlements	1,585	Interest expense	$(1,585)
Total	$(788)		$(1,585)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2016
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$20,460	$—	$20,460
Forward contracts	—	—	—	129	(80)	49
Interest rate swap contracts	—	—	—	109	—	109
	$—	$—	$—	$20,698	$(80)	$20,618

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$36	$(2)	$34	$23,767	$(19,142)	$4,625
NYMEX futures contracts	—	—	—	3,680	—	3,680
Forward contracts	1,928	—	1,928	947	—	947
	$1,964	$(2)	$1,962	$28,394	$(19,142)	$9,252

Total net balance			$1,962			$29,870

Balance sheet classification:	Prepayment and other		$1,928	Accrued liabilities		$24,962
	Intangibles and other		34	Other long-term liabilities		4,908
			$1,962			$29,870

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2015
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$38,755	$—	$38,755
Interest rate swap contracts	304	—	304	114	—	114
	$304	$—	$304	$38,869	$—	$38,869

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$60,196	$(37,118)	$23,078
NYMEX futures contracts	3,469	—	3,469	—	—	—
	$3,469	$—	$3,469	$60,196	$(37,118)	$23,078

Total net balance			$3,773			$61,947

Balance sheet classification:	Prepayment and other		$3,469	Accrued liabilities		$36,976
	Intangibles and other		304	Other long-term liabilities		24,971
			$3,773			$61,947

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At September 30, 2016, we had a pre-tax net unrealized loss of $21.8 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, an unrealized loss of $17.2 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the nine months ended September 30, 2016 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2015	$5,253,415	$556,358	$5,809,773
Net income (loss)	(313,618)	52,209	(261,409)
Dividends	(175,194)	—	(175,194)
Distributions to noncontrolling interest holders	—	(66,571)	(66,571)
Other comprehensive income (loss), net of tax	11,782	(181)	11,601
Allocated equity on HEP common unit issuances, net of tax	4,480	15,272	19,752
Equity-based compensation	14,830	1,866	16,696
Tax attributable to equity-based compensation	(4,051)	—	(4,051)
Purchase of treasury stock (1)	(129,430)	—	(129,430)
Purchase of HEP units for restricted grants	—	(784)	(784)
Other	—	18	18
Balance at September 30, 2016	$4,662,214	$558,187	$5,220,401

(1) Includes 2,198 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2016, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 12:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2016
Net unrealized loss on marketable securities	$(29)	$(12)	$(17)
Net unrealized gain on hedging instruments	3,101	1,131	1,970
Other comprehensive income	3,072	1,119	1,953
Less other comprehensive income attributable to noncontrolling interest	179	—	179
Other comprehensive income attributable to HollyFrontier stockholders	$2,893	$1,119	$1,774

Three Months Ended September 30, 2015
Net unrealized gain on marketable securities	$166	$64	$102
Net unrealized loss on hedging instruments	(9,335)	(3,552)	(5,783)
Other comprehensive loss	(9,169)	(3,488)	(5,681)
Less other comprehensive loss attributable to noncontrolling interest	(158)	—	(158)
Other comprehensive loss attributable to HollyFrontier stockholders	$(9,011)	$(3,488)	$(5,523)

Nine Months Ended September 30, 2016
Net unrealized gain on marketable securities	$84	$32	$52
Net unrealized gain on hedging instruments	18,953	7,404	11,549
Other comprehensive income	19,037	7,436	11,601
Less other comprehensive loss attributable to noncontrolling interest	(181)	—	(181)
Other comprehensive income attributable to HollyFrontier stockholders	$19,218	$7,436	$11,782

Nine Months Ended September 30, 2015
Net unrealized gain on marketable securities	$171	$66	$105
Net unrealized loss on hedging instruments	(34,463)	(13,154)	(21,309)
Other comprehensive loss	(34,292)	(13,088)	(21,204)
Less other comprehensive loss attributable to noncontrolling interest	(477)	—	(477)
Other comprehensive loss attributable to HollyFrontier stockholders	$(33,815)	$(13,088)	$(20,727)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended September 30,
	2016	2015

Hedging instruments:
Commodity price swaps	$228	$57,513	Sales and other revenues
	—	(44,023)	Cost of products sold
	(4,544)	(3,986)	Operating expenses
Interest rate swaps	(95)	(526)	Interest expense
	(4,411)	8,978
	(1,685)	3,598	Income tax expense (benefit)
	(2,726)	5,380	Net of tax
	58	319	Noncontrolling interest
	(2,668)	5,699	Net of tax and noncontrolling interest

Total reclassifications for the period	$(2,668)	$5,699

	Nine Months Ended September 30,
	2016	2015

Marketable securities	$(23)	$4	Interest income
	—	42	Gain on sale of assets
	(23)	46
	(9)	18	Income tax expense (benefit)
	(14)	28	Net of tax

Hedging instruments:
Commodity price swaps	(20,426)	156,445	Sales and other revenues
	—	(115,756)	Cost of products sold
	(17,397)	(12,231)	Operating expenses
Interest rate swaps	(438)	(1,585)	Interest expense
	(38,261)	26,873
	(14,704)	10,772	Income tax expense (benefit)
	(23,557)	16,101	Net of tax
	267	961	Noncontrolling interest
	(23,290)	17,062	Net of tax and noncontrolling interest

Total reclassifications for the period	$(23,304)	$17,090

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	September 30, 2016	December 31, 2015
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$20,737	$20,737
Unrealized loss on marketable securities	(9)	(61)
Unrealized loss on hedging instruments, net of noncontrolling interest	(13,101)	(24,831)
Accumulated other comprehensive income (loss)	$7,627	$(4,155)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 13:	Post-retirement Plans

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Service cost – benefit earned during the period	$324	$424	$972	$1,272
Interest cost on projected benefit obligations	197	205	591	615
Amortization of prior service credit	(871)	(871)	(2,613)	(2,613)
Amortization of net loss	—	46	—	138
Net periodic post-retirement credit	$(350)	$(196)	$(1,050)	$(588)

NOTE 14:	Contingencies

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining (1)	HEP (2)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2016
Sales and other revenues	$2,832,195	$92,611	$11	$(77,547)	$2,847,270
Depreciation and amortization	$72,965	$15,115	$3,257	$(207)	$91,130
Income (loss) from operations	$113,438	$46,879	$(34,965)	$(587)	$124,765
Capital expenditures	$79,346	$15,557	$2,529	$—	$97,432

Three Months Ended September 30, 2015
Sales and other revenues	$3,571,192	$88,389	$104	$(73,862)	$3,585,823
Depreciation and amortization	$68,976	$15,919	$3,076	$(207)	$87,764
Income (loss) from operations	$310,810	$43,702	$(31,296)	$(611)	$322,605
Capital expenditures	$141,645	$13,469	$1,870	$—	$156,984

Nine Months Ended September 30, 2016
Sales and other revenues	$7,530,804	$289,517	$168	$(239,857)	$7,580,632
Depreciation and amortization	$213,869	$46,449	$9,736	$(621)	$269,433
Income (loss) from operations	$(269,736)	$152,420	$(93,017)	$(1,846)	$(212,179)
Capital expenditures	$332,646	$48,224	$6,607	$—	$387,477

Nine Months Ended September 30, 2015
Sales and other revenues	$10,246,965	$261,624	$473	$(214,701)	$10,294,361
Depreciation and amortization	$202,686	$44,869	$8,645	$(621)	$255,579
Income (loss) from operations	$1,261,024	$128,746	$(86,984)	$(1,727)	$1,301,059
Capital expenditures	$379,712	$83,312	$10,873	$—	$473,897

September 30, 2016
Cash, cash equivalents and total investments in marketable securities	$730	$7,208	$470,225	$—	$478,163
Total assets	$6,629,916	$1,640,344	$610,174	$(283,986)	$8,596,448
Long-term debt	$—	$1,070,615	$594,987	$—	$1,665,602

December 31, 2015
Cash, cash equivalents and total investments in marketable securities	$91	$15,013	$195,448	$—	$210,552
Total assets	$6,831,235	$1,578,399	$289,225	$(310,560)	$8,388,299
Long-term debt	$—	$1,008,752	$31,288	$—	$1,040,040

(1) For the nine months ended September 30, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery, which is included in our Refining segment.

(2) HEP acquired the crude oil tanks at our Tulsa Refineries in March 2016. As a result, we have recast our 2015 HEP segment information to include these assets and related capital expenditures that were previously presented under the Refining segment.

HEP segment revenues from external customers were $15.2 million and $14.7 million for the three months ended September 30, 2016 and 2015, respectively, and $50.1 million and $47.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Condensed Consolidating Balance Sheet
September 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$359,113	$7,208	$—	$366,321
Marketable securities	111,842	—	—	111,842
Accounts receivable, net	394,744	36,582	(35,389)	395,937
Inventories	1,088,730	2,064	—	1,090,794
Income taxes receivable	42,683	—	—	42,683
Prepayments and other	26,447	2,175	(4,733)	23,889
Total current assets	2,023,559	48,029	(40,122)	2,031,466

Properties, plants and equipment, net	3,126,944	1,092,164	(234,767)	3,984,341
Intangibles and other assets	2,080,123	500,151	367	2,580,641
Total assets	$7,230,626	$1,640,344	$(274,522)	$8,596,448

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$820,168	$18,252	$(35,389)	$803,031
Accrued liabilities	139,646	28,874	(4,733)	163,787
Total current liabilities	959,814	47,126	(40,122)	966,818

Long-term debt	594,987	1,070,615	—	1,665,602
Liability to HEP	211,749	—	(211,749)	—
Deferred income taxes	546,425	484	—	546,909
Other long-term liabilities	135,798	61,697	(777)	196,718

Investment in HEP	128,388	—	(128,388)	—
Equity – HollyFrontier	4,653,465	365,741	(356,992)	4,662,214
Equity – noncontrolling interest	—	94,681	463,506	558,187
Total liabilities and equity	$7,230,626	$1,640,344	$(274,522)	$8,596,448

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
December 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,520	$15,013	$—	$66,533
Marketable securities	144,019	—	—	144,019
Accounts receivable, net	355,020	41,075	(44,117)	351,978
Inventories	839,897	1,972	—	841,869
Prepayments and other	48,288	3,082	(7,704)	43,666
Total current assets	1,438,744	61,142	(51,821)	1,448,065

Properties, plants and equipment, net	3,261,494	1,099,683	(245,515)	4,115,662
Intangibles and other assets	2,410,879	417,574	(3,881)	2,824,572
Total assets	$7,111,117	$1,578,399	$(301,217)	$8,388,299

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$738,024	$22,583	$(44,117)	$716,490
Income taxes payable	8,142	—	—	8,142
Accrued liabilities	117,346	26,341	(7,704)	135,983
Total current liabilities	863,512	48,924	(51,821)	860,615

Long-term debt	31,288	1,008,752	—	1,040,040
Liability to HEP	220,998	—	(220,998)	—
Deferred income taxes	497,475	431	—	497,906
Other long-term liabilities	125,614	59,376	(5,025)	179,965

Investment in HEP	120,721	—	(120,721)	—
Equity – HollyFrontier	5,251,509	366,487	(364,581)	5,253,415
Equity – noncontrolling interest	—	94,429	461,929	556,358
Total liabilities and equity	$7,111,117	$1,578,399	$(301,217)	$8,388,299

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$2,832,206	$92,611	$(77,547)	$2,847,270
Operating costs and expenses:
Cost of products sold	2,414,254	—	(72,417)	2,341,837
Lower of cost or market inventory valuation adjustment	312	—	—	312
Operating expenses	232,616	27,952	(4,336)	256,232
General and administrative	30,329	2,665	—	32,994
Depreciation and amortization	79,625	15,115	(3,610)	91,130
Total operating costs and expenses	2,757,136	45,732	(80,363)	2,722,505
Income from operations	75,070	46,879	2,816	124,765
Other income (expense):
Earnings of equity method investments	23,414	3,767	(23,414)	3,767
Interest income (expense)	(2,042)	(14,339)	(2,391)	(18,772)
Gain (loss) on sale of assets and other	(3)	110	—	107
	21,369	(10,462)	(25,805)	(14,898)
Income before income taxes	96,439	36,417	(22,989)	109,867
Income tax expense	22,135	61	—	22,196
Net income	74,304	36,356	(22,989)	87,671
Less net income (loss) attributable to noncontrolling interest	(8)	1,166	12,016	13,174
Net income attributable to HollyFrontier stockholders	$74,312	$35,190	$(35,005)	$74,497
Comprehensive income attributable to HollyFrontier stockholders	$76,085	$35,307	$(35,121)	$76,271

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$3,571,296	$88,389	$(73,862)	$3,585,823
Operating costs and expenses:
Cost of products sold	2,726,757	—	(72,898)	2,653,859
Lower of cost or market inventory valuation adjustment	225,451	—	—	225,451
Operating expenses	240,449	25,095	(146)	265,398
General and administrative	27,073	3,673	—	30,746
Depreciation and amortization	75,453	15,919	(3,608)	87,764
Total operating costs and expenses	3,295,183	44,687	(76,652)	3,263,218
Income from operations	276,113	43,702	2,790	322,605
Other income (expense):
Earnings of equity method investments	21,799	1,269	(21,799)	1,269
Interest income (expense)	961	(9,106)	(2,284)	(10,429)
Gain on sale of assets and other	7,052	176	—	7,228
	29,812	(7,661)	(24,083)	(1,932)
Income before income taxes	305,925	36,041	(21,293)	320,673
Income tax expense	109,997	69	—	110,066
Net income	195,928	35,972	(21,293)	210,607
Less net income (loss) attributable to noncontrolling interest	(9)	831	13,463	14,285
Net income attributable to HollyFrontier stockholders	$195,937	$35,141	$(34,756)	$196,322
Comprehensive income attributable to HollyFrontier stockholders	$190,414	$35,038	$(34,653)	$190,799

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$7,530,972	$289,517	$(239,857)	$7,580,632
Operating costs and expenses:
Cost of products sold	6,439,241	—	(224,086)	6,215,155
Lower of cost or market inventory valuation adjustment	(194,282)	—	—	(194,282)
Operating expenses	691,425	82,030	(13,304)	760,151
General and administrative	79,652	8,618	—	88,270
Depreciation and amortization	233,735	46,449	(10,751)	269,433
Goodwill and asset impairment	654,084	—	—	654,084
Total operating costs and expenses	7,903,855	137,097	(248,141)	7,792,811
Income (loss) from operations	(372,883)	152,420	8,284	(212,179)
Other income (expense):
Earnings of equity method investments	74,307	10,155	(74,307)	10,155
Interest income (expense)	(1,673)	(35,926)	(6,909)	(44,508)
Loss on early extinguishment of debt	(8,718)	—	—	(8,718)
Gain on sale of assets and other	197	103	—	300
	64,113	(25,668)	(81,216)	(42,771)
Income (loss) before income taxes	(308,770)	126,752	(72,932)	(254,950)
Income tax expense	6,249	210	—	6,459
Net income (loss)	(315,019)	126,542	(72,932)	(261,409)
Less net income (loss) attributable to noncontrolling interest	(24)	8,448	43,785	52,209
Net income (loss) attributable to HollyFrontier stockholders	$(314,995)	$118,094	$(116,717)	$(313,618)
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(303,213)	$117,977	$(116,600)	$(301,836)

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$10,247,438	$261,624	$(214,701)	$10,294,361
Operating costs and expenses:
Cost of products sold	8,004,627	—	(211,920)	7,792,707
Lower of cost or market inventory valuation adjustment	83,425	—	—	83,425
Operating expenses	697,242	78,350	(433)	775,159
General and administrative	76,773	9,659	—	86,432
Depreciation and amortization	221,421	44,869	(10,711)	255,579
Total operating costs and expenses	9,083,488	132,878	(223,064)	8,993,302
Income from operations	1,163,950	128,746	8,363	1,301,059
Other income (expense):
Earnings (loss) of equity method investments	53,875	2,634	(62,416)	(5,907)
Interest income (expense)	4,465	(26,926)	(6,949)	(29,410)
Loss on early extinguishment of debt	(1,370)	—	—	(1,370)
Gain on sale of assets and other	8,461	406	—	8,867
	65,431	(23,886)	(69,365)	(27,820)
Income before income taxes	1,229,381	104,860	(61,002)	1,273,239
Income tax expense	446,678	106	—	446,784
Net income	782,703	104,754	(61,002)	826,455
Less net income (loss) attributable to noncontrolling interest	(26)	6,601	35,858	42,433
Net income attributable to HollyFrontier stockholders	$782,729	$98,153	$(96,860)	$784,022
Comprehensive income attributable to HollyFrontier stockholders	$762,002	$97,843	$(96,550)	$763,295

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$338,317	$181,884	$(75,977)	$444,224

Cash flows from investing activities
Additions to properties, plants and equipment	(339,253)	—	—	(339,253)
Additions to properties, plants and equipment – HEP	—	(48,224)	—	(48,224)
Purchase of equity method investment	—	(42,550)	—	(42,550)
Proceeds from sale of assets	396	210	—	606
Purchases of marketable securities	(155,091)	—	—	(155,091)
Sales and maturities of marketable securities	187,358	—	—	187,358
	(306,590)	(90,564)	—	(397,154)

Cash flows from financing activities
Net borrowings under credit agreements	—	(332,000)	—	(332,000)
Net proceeds from issuance of senior notes - HFC	246,690	—	—	246,690
Net proceeds from issuance of senior notes - HEP	—	394,000	—	394,000
Net proceeds from issuance of term loan	350,000	—	—	350,000
Proceeds from issuance of common units	—	22,791	—	22,791
Purchase of treasury stock	(133,430)	—	—	(133,430)
Dividends	(175,194)	—	—	(175,194)
Distributions to noncontrolling interest	—	(142,548)	75,977	(66,571)
Repayment of financing obligation	—	(39,500)	—	(39,500)
Contribution from general partner	(9,520)	9,520	—	—
Other, net	(2,680)	(11,388)	—	(14,068)
	275,866	(99,125)	75,977	252,718

Cash and cash equivalents
Increase (decrease) for the period	307,593	(7,805)	—	299,788
Beginning of period	51,520	15,013	—	66,533
End of period	$359,113	$7,208	$—	$366,321

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015	HollyFrontier Corp. Before Consolidation of HEP	Non-Guarantor Non-Restricted Subsidiaries (HEP Segment)	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$803,739	$166,353	$(66,751)	$903,341

Cash flows from investing activities:
Additions to properties, plants and equipment	(390,585)	—	—	(390,585)
Additions to properties, plants and equipment – HEP	—	(83,312)	—	(83,312)
Purchase of equity method investment - HEP	—	(54,641)	—	(54,641)
Proceeds from sale of assets	15,187	644	—	15,831
Purchases of marketable securities	(402,984)	—	—	(402,984)
Sales and maturities of marketable securities	490,251	—	—	490,251
	(288,131)	(137,309)	—	(425,440)

Cash flows from financing activities:
Net borrowings under credit agreement	—	83,000	—	83,000
Redemption of senior notes	(155,156)	—	—	(155,156)
Purchase of treasury stock	(481,766)	—	—	(481,766)
Dividends	(187,372)	—	—	(187,372)
Distributions to noncontrolling interest	—	(128,117)	66,751	(61,366)
Contribution from general partner	(25,200)	25,200	—	—
Other, net	(2,394)	(1,101)	—	(3,495)
	(851,888)	(21,018)	66,751	(806,155)

Cash and cash equivalents
Increase (decrease) for the period:	(336,280)	8,026	—	(328,254)
Beginning of period	565,155	2,830	—	567,985
End of period	$228,875	$10,856	$—	$239,731

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are principally an independent petroleum refiner that produces high-value refined products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate refineries having a combined nameplate crude oil processing capacity of 457,000 barrels per day that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Our refineries are located in El Dorado, Kansas (the “El Dorado Refinery”), Tulsa, Oklahoma (the, “Tulsa Refineries”), which comprise two production facilities, the Tulsa West and East facilities, Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), Cheyenne, Wyoming (the “Cheyenne Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”).

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc. (“Purchaser”), entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”), for cash consideration of CAD $1.125 billion (or approximately $845 million based on the exchange rate at time of signing), subject to customary adjustments at closing. The PCLI plant, located in Mississauga, Ontario, is the largest producer of base oils in Canada with 15,600 BPD of lubricant production capacity, and is the only North American producer of high margin Group III base oils. In connection with the closing of the acquisition, PCLI and the Purchaser will enter into various commercial and lease agreements with Suncor. The share purchase agreement provides for customary representations, warranties and covenants, and provides for the payment of fees by the Purchaser to Suncor upon the termination of the share purchase agreement under certain circumstances, including failure to obtain certain regulatory approvals. The acquisition is expected to close in the first quarter of 2017, subject to the receipt of certain regulatory approvals. We expect to fund the transaction with a combination of debt and cash on hand.

For the three months ended September 30, 2016, net income attributable to HollyFrontier stockholders was $74.5 million compared to $196.3 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net loss attributable to HollyFrontier stockholders was $(313.6) million compared to net income of $784.0 million for the nine months ended September 30, 2015. Included in our financial results for the current year to date period were non-cash items consisting of goodwill and long-lived asset impairment charges, offset by an inventory reserve adjustment. Third quarter earnings reflect weak refining margins across the industry, with overall gross refining margin per produced barrel decreasing 50% compared to the three months ended September 30, 2015.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS2 significantly increases our cost of products sold, with RINs costs totaling approximately $63.0 million for the three months ended September 30, 2016. Year-over-year increased costs of ethanol blended into our petroleum products, which exceeded the cost of crude oil, also contributed to lower refining margins for the quarter.

Table of Content

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

Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of September 30, 2016, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2016 and 2015 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data (Unaudited)

	Three Months Ended September 30,		Change from 2015
	2016	2015	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$2,847,270	$3,585,823	$(738,553)	(21)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,341,837	2,653,859	(312,022)	(12)
Lower of cost or market inventory valuation adjustment	312	225,451	(225,139)	(100)
	2,342,149	2,879,310	(537,161)	(19)
Operating expenses (exclusive of depreciation and amortization)	256,232	265,398	(9,166)	(3)
General and administrative expenses (exclusive of depreciation and amortization)	32,994	30,746	2,248	7
Depreciation and amortization	91,130	87,764	3,366	4
Total operating costs and expenses	2,722,505	3,263,218	(540,713)	(17)
Income from operations	124,765	322,605	(197,840)	(61)
Other income (expense):
Earnings of equity method investments	3,767	1,269	2,498	197
Interest income	778	673	105	16
Interest expense	(19,550)	(11,102)	(8,448)	76
Gain on sale of assets and other	107	7,228	(7,121)	(99)
	(14,898)	(1,932)	(12,966)	671
Income before income taxes	109,867	320,673	(210,806)	(66)
Income tax expense	22,196	110,066	(87,870)	(80)
Net income	87,671	210,607	(122,936)	(58)
Less net income attributable to noncontrolling interest	13,174	14,285	(1,111)	(8)
Net income attributable to HollyFrontier stockholders	$74,497	$196,322	$(121,825)	(62)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$0.42	$1.05	$(0.63)	(60)%
Diluted	$0.42	$1.04	$(0.62)	(60)%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	175,871	187,208	(11,337)	(6)%
Diluted	175,993	187,344	(11,351)	(6)%

Table of Content

	Nine Months Ended September 30,		Change from 2015
	2016	2015	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$7,580,632	$10,294,361	$(2,713,729)	(26)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,215,155	7,792,707	(1,577,552)	(20)
Lower of cost or market inventory valuation adjustment	(194,282)	83,425	(277,707)	(333)
	6,020,873	7,876,132	(1,855,259)	(24)
Operating expenses (exclusive of depreciation and amortization)	760,151	775,159	(15,008)	(2)
General and administrative expenses (exclusive of depreciation and amortization)	88,270	86,432	1,838	2
Depreciation and amortization	269,433	255,579	13,854	5
Goodwill and asset impairment	654,084	—	654,084	—
Total operating costs and expenses	7,792,811	8,993,302	(1,200,491)	(13)
Income (loss) from operations	(212,179)	1,301,059	(1,513,238)	(116)
Other income (expense):
Earnings (loss) of equity method investments	10,155	(5,907)	16,062	272
Interest income	1,380	2,403	(1,023)	(43)
Interest expense	(45,888)	(31,813)	(14,075)	44
Loss on early extinguishment of debt	(8,718)	(1,370)	(7,348)	536
Gain on sale of assets	300	8,867	(8,567)	(97)
	(42,771)	(27,820)	(14,951)	54
Income (loss) before income taxes	(254,950)	1,273,239	(1,528,189)	(120)
Income tax expense	6,459	446,784	(440,325)	(99)
Net income (loss)	(261,409)	826,455	(1,087,864)	(132)
Less net income attributable to noncontrolling interest	52,209	42,433	9,776	23
Net income (loss) attributable to HollyFrontier stockholders	$(313,618)	$784,022	$(1,097,640)	(140)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(1.78)	$4.09	$(5.87)	(144)%
Diluted	$(1.78)	$4.09	$(5.87)	(144)%
Cash dividends declared per common share	$0.99	$0.98	$0.01	1%
Average number of common shares outstanding:
Basic	176,157	191,182	(15,025)	(8)%
Diluted	176,157	191,282	(15,125)	(8)%

Balance Sheet Data

	September 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$478,163	$210,552
Working capital	$1,064,648	$587,450
Total assets	$8,596,448	$8,388,299
Long-term debt	$1,665,602	$1,040,040
Total equity	$5,220,401	$5,809,773

Table of Content

Other Financial Data (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net cash provided by operating activities	$133,898	$333,401	$444,224	$903,341
Net cash used for investing activities	$(127,818)	$(192,061)	$(397,154)	$(425,440)
Net cash provided by (used for) financing activities	$(91,749)	$(134,968)	$252,718	$(806,155)
Capital expenditures	$97,432	$156,984	$387,477	$473,897
EBITDA (1)	$206,595	$404,581	$15,500	$1,517,165
Adjusted EBITDA (2)	$206,907	$630,032	$475,302	$1,600,590

(1)
Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as net income plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization.

(2)
“Adjusted EBITDA” is calculated as EBITDA plus or minus (i) lower of cost or market inventory valuation adjustment and (ii) goodwill and asset impairment charges. EBITDA and Adjusted EBITDA are not calculations provided for under GAAP; however, the amounts included in these calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. They are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for financial covenants. EBITDA and Adjusted EBITDA presented above are reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	271,780	277,290	258,680	271,800
Refinery throughput (BPD) (2)	289,010	295,250	277,870	286,420
Refinery production (BPD) (3)	276,720	282,370	266,510	274,990
Sales of produced refined products (BPD)	262,060	267,360	253,390	265,210
Sales of refined products (BPD) (4)	292,310	312,990	280,150	291,210
Refinery utilization (5)	104.5%	106.7%	99.5%	104.5%

Average per produced barrel (6)
Net sales	$61.71	$74.15	$56.61	$75.34
Cost of products (7)	52.08	55.48	48.19	58.27
Refinery gross margin (8)	9.63	18.67	8.42	17.07
Refinery operating expenses (9)	4.70	4.79	4.87	4.68
Net operating margin (8)	$4.93	$13.88	$3.55	$12.39

Refinery operating expenses per throughput barrel (10)	$4.26	$4.34	$4.44	$4.33

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	62%	60%	58%	60%
Sour crude oil	15%	24%	17%	22%
Heavy sour crude oil	17%	10%	18%	13%
Other feedstocks and blends	6%	6%	7%	5%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	49%	49%	48%
Diesel fuels	33%	34%	34%	35%
Jet fuels	6%	7%	6%	7%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	2%	3%	2%
Lubricants	5%	4%	5%	4%
LPG and other	1%	3%	2%	3%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	100,180	104,910	99,990	100,100
Refinery throughput (BPD) (2)	109,350	115,660	110,020	111,490
Refinery production (BPD) (3)	107,940	113,890	108,660	109,750
Sales of produced refined products (BPD)	107,010	111,080	110,240	111,330
Sales of refined products (BPD) (4)	110,270	117,320	111,850	120,040
Refinery utilization (5)	100.2%	104.9%	100.0%	100.1%

Average per produced barrel (6)
Net sales	$60.24	$71.52	$55.81	$73.37
Cost of products (7)	50.74	51.65	46.64	54.45
Refinery gross margin (8)	9.50	19.87	9.17	18.92
Refinery operating expenses (9)	4.86	5.25	4.62	4.87
Net operating margin (8)	$4.64	$14.62	$4.55	$14.05

Refinery operating expenses per throughput barrel (10)	$4.76	$5.04	$4.63	$4.86

Feedstocks:
Sweet crude oil	26%	39%	29%	34%
Sour crude oil	66%	52%	62%	56%
Other feedstocks and blends	8%	9%	9%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	52%	54%	54%
Diesel fuels	42%	43%	41%	39%
Fuel oil	3%	2%	2%	2%
Asphalt	1%	1%	1%	1%
LPG and other	2%	2%	2%	4%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	71,600	77,890	62,490	69,190
Refinery throughput (BPD) (2)	75,470	82,550	66,490	74,760
Refinery production (BPD) (3)	72,080	77,930	63,320	70,380
Sales of produced refined products (BPD)	68,630	77,620	63,800	67,680
Sales of refined products (BPD) (4)	71,450	80,530	67,800	72,520
Refinery utilization (5)	73.8%	93.8%	71.3%	83.4%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$61.89	$74.53	$56.76	$73.79
Cost of products (7)	50.83	50.61	47.13	53.47
Refinery gross margin (8)	11.06	23.92	9.63	20.32
Refinery operating expenses (9)	9.48	8.10	10.14	9.64
Net operating margin (8)	$1.58	$15.82	$(0.51)	$10.68

Refinery operating expenses per throughput barrel (10)	$8.62	$7.62	$9.73	$8.73

Feedstocks:
Sweet crude oil	33%	46%	39%	43%
Heavy sour crude oil	42%	36%	37%	37%
Black wax crude oil	20%	12%	18%	12%
Other feedstocks and blends	5%	6%	6%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	58%	57%	59%	57%
Diesel fuels	34%	38%	34%	37%
Fuel oil	2%	3%	2%	3%
Asphalt	3%	—%	2%	1%
LPG and other	3%	2%	3%	2%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	443,560	460,090	421,160	441,090
Refinery throughput (BPD) (2)	473,830	493,460	454,380	472,670
Refinery production (BPD) (3)	456,740	474,190	438,490	455,120
Sales of produced refined products (BPD)	437,700	456,060	427,430	444,220
Sales of refined products (BPD) (4)	474,030	510,840	459,800	483,770
Refinery utilization (5)	97.1%	103.9%	94.1%	99.6%

Average per produced barrel (6)
Net sales	$61.38	$73.57	$56.43	$74.61
Cost of products (7)	51.55	53.72	47.64	56.58
Refinery gross margin (8)	9.83	19.85	8.79	18.03
Refinery operating expenses (9)	5.49	5.46	5.59	5.48
Net operating margin (8)	$4.34	$14.39	$3.20	$12.55

Refinery operating expenses per throughput barrel (10)	$5.07	$5.05	$5.26	$5.15

Feedstocks:
Sweet crude oil	49%	52%	48%	51%
Sour crude oil	25%	27%	26%	26%
Heavy sour crude oil	17%	12%	16%	14%
Black wax crude oil	3%	2%	3%	2%
Other feedstocks and blends	6%	7%	7%	7%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated
Sales of produced refined products:
Gasolines	52%	51%	52%	51%
Diesel fuels	35%	37%	36%	36%
Jet fuels	4%	4%	4%	4%
Fuel oil	2%	1%	1%	1%
Asphalt	2%	1%	2%	2%
Lubricants	3%	3%	3%	3%
LPG and other	2%	3%	2%	3%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

(5)
Represents crude charge divided by total crude capacity (BPSD). Effective July 1, 2016, our consolidated crude capacity increased from 443,000 BPSD to 457,000 BPSD upon completion of our Woods Cross Refinery expansion project.

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

(8)
Excludes lower of cost or market inventory valuation adjustment of $0.3 million and $225.5 million for the three months ended September 30, 2016 and 2015, respectively, and $194.3 million and $83.4 million for the nine months ended September 30, 2016 and 2015, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Results of Operations – Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary
Net income attributable to HollyFrontier stockholders for the three months ended September 30, 2016 was $74.5 million ($0.42 per basic and diluted share), a $121.8 million decrease compared to net income attributable to HollyFrontier stockholders of $196.3 million ($1.05 per basic and 1.04 per diluted share) for the three months ended September 30, 2015. Net income decreased due principally to a year-over-year decrease in third quarter refining margins. For the three months ended September 30, 2016, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $0.3 million compared to $225.5 million for the three months ended September 30, 2015. Refinery gross margins for the three months ended September 30, 2016 decreased to $9.83 per produced barrel from $19.85 for the three months ended September 30, 2015.

Sales and Other Revenues
Sales and other revenues decreased 21% from $3,585.8 million for the three months ended September 30, 2015 to $2,847.3 million for the three months ended September 30, 2016 due to a year-over-year decrease in third quarter sales prices and lower refined product sales volumes. The average sales price we received per produced barrel sold was $73.57 for the three months ended September 30, 2015 compared to $61.38 for the three months ended September 30, 2016. Sales and other revenues for the three months ended September 30, 2016 and 2015 include $15.2 million and $14.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Table of Content

Cost of Products Sold
Total cost of products sold decreased 19% from $2,879.3 million for the three months ended September 30, 2015 to $2,342.1 million for the three months ended September 30, 2016, due principally to lower crude oil costs and lower sales volumes of refined products. Additionally during third quarter of 2016, we recognized a $0.3 million lower of cost or market inventory valuation charge, a $225.1 million decrease compared to 2015, resulting in a new $430.2 million inventory reserve at September 30, 2016. The reserve at September 30, 2016 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market decreased 4% from $53.72 for the three months ended September 30, 2015 to $51.55 for the three months ended September 30, 2016.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 50% from $19.85 for the three months ended September 30, 2015 to $9.83 for the three months ended September 30, 2016. This was due to the effects of a decrease in the average per barrel sales price for refined products sold, partially offset by decreased crude oil and feedstock prices during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 3% from $265.4 million for the three months ended September 30, 2015 to $256.2 million for the three months ended September 30, 2016. This decrease is principally due to lower maintenance costs compared to the same period of 2015.

General and Administrative Expenses
General and administrative expenses increased 7% from $30.7 million for the three months ended September 30, 2015 to $33.0 million for the three months ended September 30, 2016 due principally to increased costs attributable to professional services.

Depreciation and Amortization Expenses
Depreciation and amortization increased 4% from $87.8 million for the three months ended September 30, 2015 to $91.1 million for the three months ended September 30, 2016. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Income
Interest income for the three months ended September 30, 2016 was $0.8 million compared to $0.7 million for the three months ended September 30, 2015. This increase was due to higher investment levels in marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $19.6 million for the three months ended September 30, 2016 compared to $11.1 million for the three months ended September 30, 2015. This increase is due to interest attributable to higher debt levels during the current year quarter relative to the same period of 2015. For the three months ended September 30, 2016 and 2015, interest expense included $14.4 million and $9.5 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Income Taxes
For the three months ended September 30, 2016, we recorded an income tax expense of $22.2 million compared to $110.1 million for the three months ended September 30, 2015. This decrease was due principally to lower pre-tax earnings during the three months ended September 30, 2016 compared to the same period of 2015. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 20.2% and 34.3% for the three months ended September 30, 2016 and 2015, respectively. The year-over-year decrease in the effective tax rate is due principally to the effects of the current year second quarter $309.3 million goodwill impairment charge that is not deductible for income tax purposes.

Table of Content

Results of Operations – Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary
Net loss attributable to HollyFrontier stockholders for the nine months ended September 30, 2016 was $(313.6) million ($(1.78) per basic and diluted share), a $1,097.6 million decrease compared to net income attributable to HollyFrontier stockholders of $784.0 million ($4.09 per basic and diluted share) for the nine months ended September 30, 2015. Net income decreased due principally to non-cash goodwill and long-lived asset impairment charges of of $309.3 million and $344.1 million, respectively, and a year-over-year decrease in refining margins and sales volumes, net of the effects of a year-over-year change in lower of cost or market inventory reserve adjustments. For the nine months ended September 30, 2016, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $194.3 million compared to a pre-tax earnings decrease of $83.4 million for the nine months ended September 30, 2015. Collectively, the impairment charges, net of the lower of cost or market valuation benefit, reduced net income by $448.0 million, after tax, for the nine months ended September 30, 2016. Refinery gross margins for the nine months ended September 30, 2016 decreased to $8.79 per produced barrel from $18.03 for the nine months ended September 30, 2015.

Sales and Other Revenues
Sales and other revenues decreased 26% from $10,294.4 million for the nine months ended September 30, 2015 to $7,580.6 million for the nine months ended September 30, 2016 due to a year-over-year decrease in sales prices and lower refined product sales volumes. The average sales price we received per produced barrel sold was $74.61 for the nine months ended September 30, 2015 compared to $56.43 for the nine months ended September 30, 2016. Sales and other revenues for the nine months ended September 30, 2016 and 2015 include $50.1 million and $47.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 24% from $7,876.1 million for the nine months ended September 30, 2015 to $6,020.9 million for the nine months ended September 30, 2016, due principally to lower crude oil costs and lower sales volumes of refined products. Additionally, this decrease also reflects a $194.3 million benefit that is attributable to a reduction in the lower of cost or market reserve for the nine months ended September 30, 2016, a $277.7 million increase compared to a charge of $83.4 million for the same period of last year. The reserve at September 30, 2016 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the marketplace decreased 16% from $56.58 for the nine months ended September 30, 2015 to $47.64 for the nine months ended September 30, 2016.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 51% from $18.03 for the nine months ended September 30, 2015 to $8.79 for the nine months ended September 30, 2016. This was due to the effects of a decrease in the average per barrel sales price for refined products sold, partially offset by decreased crude oil and feedstock prices during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 2% from $775.2 million for the nine months ended September 30, 2015 to $760.2 million for the nine months ended September 30, 2016 due principally to lower natural gas fuel costs compared to the same period of 2015.

General and Administrative Expenses
General and administrative expenses increased 2% from $86.4 million for the nine months ended September 30, 2015 to $88.3 million for the nine months ended September 30, 2016 due principally to an increase in costs attributable to professional services net of lower incentive compensation costs for the current year compared to the same period of 2015.

Depreciation and Amortization Expenses
Depreciation and amortization increased 5% from $255.6 million for the nine months ended September 30, 2015 to $269.4 million for the nine months ended September 30, 2016. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Table of Content

Goodwill and Asset Impairment
During the nine months ended September 30, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on the Cheyenne impairment.

Interest Income
Interest income for the nine months ended September 30, 2016 was $1.4 million compared to $2.4 million for the nine months ended September 30, 2015. This decrease was due to lower investment levels in marketable debt securities during the year-to-date period.

Interest Expense
Interest expense was $45.9 million for the nine months ended September 30, 2016 compared to $31.8 million for the nine months ended September 30, 2015. This increase was due to interest attributable to higher debt levels during the current year relative to the same period of 2015. For the nine months ended September 30, 2016 and 2015, interest expense included $36.3 million and $27.3 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

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

Income Taxes
For the nine months ended September 30, 2016, we recorded income tax expense of $6.5 million compared to $446.8 million for the nine months ended September 30, 2015. This decrease was due principally to a pre-tax loss during the nine months ended September 30, 2016 compared to pre-tax earnings in the same period of 2015. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 2.5% and 35.1% for the nine months ended September 30, 2016 and 2015, respectively. The year-over-year decrease in the effective tax rate is due principally to the effects of the second quarter $309.3 million goodwill impairment charge, a significant driver of our $255.0 million loss before income taxes for the nine months ended September 30, 2016, that is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”), which may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. Indebtedness under the HollyFrontier Credit Agreement is recourse to HollyFrontier. During the nine months ended September 30, 2016, we received advances totaling $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement. At September 30, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.4 million under the HollyFrontier Credit Agreement.

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

Table of Content

HEP Credit Agreement
In March 2016, HEP amended its senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”), increasing the size of the facility from $850 million to $1.2 billion. The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the nine months ended September 30, 2016, HEP received advances totaling $310.5 million and repaid $642.5 million under the HEP Credit Agreement. At September 30, 2016, HEP was in compliance with all of its covenants, had outstanding borrowings of $380.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of September 30, 2016, HEP has issued 703,455 units under this program, providing $23.0 million in net proceeds. In connection with this program and to maintain the 2% general partner interest, we made capital contributions totaling $0.5 million as of September 30, 2016.

HEP intends to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under HEP’s credit facility may be reborrowed from time to time.

HEP Private Placement Agreement
On September 16, 2016, HEP entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,420,000 HEP common units, representing limited partnership interests, at a price of $30.18 per common unit. The private placement closed on October 3, 2016, at which time HEP received proceeds of approximately $103 million, which were used to finance a portion of the Woods Cross assets acquisition. In connection with this private placement and to maintain our 2% general partner interest in HEP, we made capital contributions totaling $2.1 million to HEP in October 2016. After this common unit issuance, our interest in HEP is 37%, including the 2% general partner interest. Additionally, HEP entered into a registration rights agreement with the purchasers, which requires that HEP file a registration statement with the SEC within 60 days following the closing of the private placement to register the purchased units under the Securities Act. The registration statement will be automatically effective and the units fully transferable upon filing.

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

As of September 30, 2016, our cash, cash equivalents and investments in marketable securities totaled $478.2 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2016, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $299.8 million for the nine months ended September 30, 2016. Net cash provided by operating and financing activities of $444.2 million and $252.7 million, respectively, exceeded the net cash used for investing activities of $397.2 million. Working capital increased by $477.2 million during the nine months ended September 30, 2016.

Table of Content

Cash Flows – Operating Activities

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net cash flows provided by operating activities were $444.2 million for the nine months ended September 30, 2016 compared to $903.3 million for the nine months ended September 30, 2015, a decrease of $459.1 million. Net loss for the nine months ended September 30, 2016 was $261.4 million, a decrease of $1,087.9 million compared to net income of $826.5 million for the nine months ended September 30, 2015. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill and asset impairment, lower of cost or market inventory valuation adjustment, net loss of equity method investments, inclusive of distributions, gain on sale of assets, gain or loss on extinguishment of debt, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and excess tax expense from equity based compensation totaled $777.2 million for the nine months ended September 30, 2016 compared to $311.5 million for the same period in 2015. Changes in working capital items increased cash flows by $23.1 million for the nine months ended September 30, 2016 compared to a decrease of $183.8 million for the nine months ended September 30, 2015. Additionally, for the nine months ended September 30, 2016, turnaround expenditures increased to $104.2 million from $55.9 million for the same period of 2015.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net cash flows used for investing activities were $397.2 million for the nine months ended September 30, 2016 compared to $425.4 million for the nine months ended September 30, 2015, a decrease of $28.2 million. Cash expenditures for properties, plants and equipment for the first nine months of 2016 decreased to $387.5 million from $473.9 million for the same period in 2015. These include HEP capital expenditures of $48.2 million and $83.3 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, in 2016, HEP purchased a 50% interest in Cheyenne Pipeline for $42.6 million, and in 2015, a 50% interest in Frontier Pipeline for $54.6 million. We received proceeds of $0.6 million and $15.8 million from the sale of assets during the nine months ended September 30, 2016 and 2015, respectively. Also for the nine months ended September 30, 2016 and 2015, we invested $155.1 million and $403.0 million, respectively, in marketable securities and received proceeds of $187.4 million and $490.3 million, respectively, from the sale or maturity of marketable securities.

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

Table of Content

Tulsa Refineries
Capital spending for the Tulsa Refineries includes a project to improve FCC yields that was implemented during a turnaround that started in February 2016 and completed in March 2016.

Navajo Refinery
The Navajo Refinery capital spending in 2016 is primarily directed towards the installation of an FCC gasoline hydrotreater unit to address Tier 3 compliance. Additionally, the Navajo Refinery plans to increase crude capacity through targeted upgrades to several processing units that is expected to provide greater diesel and gasoline flexibility and increased diesel production.

Cheyenne Refinery
The Cheyenne Refinery capital spending in 2016 includes the completion of wastewater treatment plant improvements and a project to improve FCC yield and reliability that was implemented during a turnaround completed in the second quarter of 2016. An expansion to the heavy oil rack will allow an increase of asphalt and gas oil exports, and work progresses on a study to provide a redundant tail gas unit associated with the sulfur recovery process.

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

On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. Following an extended appeal process, the Executive Director of the Utah Department of Environmental Quality issued a final order in favor of Woods Cross on all claims on March 31, 2015, and dismissed the project opponents’ arguments with prejudice. On April 27, 2015, the opponents filed a petition for review and notice of appeal with the Utah Court of Appeals challenging the agency’s decision to uphold the permit and dismiss the project opponents’ arguments. On August 4, 2016, the Utah Court of Appeals transferred the case to the Utah Supreme Court. The Utah Supreme Court established a supplemental briefing schedule, which ran through October 2016. Oral argument will likely not take place until early 2017. Our continued use of the expansion project facilities is subject to the Woods Cross Refinery successfully defending the Approval Order on appeal at the Utah Court of Appeals.

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

Table of Content

Cash Flows – Financing Activities

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net cash flows provided by financing activities were $252.7 million for the nine months ended September 30, 2016 compared to cash flows used for financing activities of $806.2 million for the nine months ended September 30, 2015, an increase of $1,058.9 million. During the nine months ended September 30, 2016, we received $246.7 million in net proceeds upon issuance of our 5.875% senior notes, received $350.0 million in net proceeds from issuance of a term loan, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $133.4 million in common stock and paid $175.2 million in dividends. In addition, we extinguished our financing obligation with Plains for $39.5 million. Also during this period, HEP received $310.5 million and repaid $642.5 million under the HEP Credit Agreement, received $394.0 million in net proceeds from issuance of HEP 6.0% senior notes, received $22.8 million in net proceeds from the issuance of its common units and paid distributions of $66.6 million to noncontrolling interests. During the nine months ended September 30, 2015, we purchased $481.8 million in common stock, paid $155.2 million to redeem our 6.875% senior notes and paid $187.4 million in dividends. During this period, HEP received $443.0 million and repaid $360.0 million under the HEP Credit Agreement and paid distributions of $61.4 million to noncontrolling interests.

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

HEP
In March 2016, HEP amended its credit agreement, increasing the size of the credit facility from $850 million to $1.2 billion. The HEP Credit Agreement matures in November 2018. During the nine months ended September 30, 2016, HEP repaid net borrowings of $332.0 million resulting in $380.0 million of outstanding borrowings in the HEP Credit Agreement at September 30, 2016.

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

At September 30, 2016, our lower of cost or market inventory valuation reserve was $430.2 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Goodwill and Long-lived Assets: As of December 31, 2015, our goodwill balance was $2.3 billion, with $1.7 billion, $0.3 billion and $0.3 billion allocated to our El Dorado Refinery, Cheyenne Refinery and HEP reporting units, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.
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

Goodwill and long-lived asset impairments
As of April 30, 2016, we performed interim goodwill impairment and related long-lived asset impairment testing of our El Dorado and Cheyenne Refinery reporting units after identifying a combination of events and circumstances which were indicators of potential goodwill and long-lived asset impairment, including lower than typical gross margins during the summer driving season, a current outlook of lower future gross margins, and the recent decline in our common share price which has resulted in a decrease in our market capitalization. In conjunction with our interim goodwill impairment testing performed, we first assessed the carrying values of our refining long-lived asset groups for recoverability.
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
As a result of our impairment testing during the second quarter of 2016, we determined that the carrying value of the long-lived assets of the Cheyenne Refinery had been impaired and recorded long-lived asset impairment charges of $344.8 million. Additionally, the carrying value of the Cheyenne Refinery’s goodwill was fully impaired and a goodwill impairment charge of $309.3 million was also recorded. representing all of the goodwill allocated to our Cheyenne Refinery. Our interim testing did not identify any other impairment.
We performed our annual goodwill impairment testing as of July 1, 2016 and determined the fair value of our El Dorado reporting unit currently exceeds its carrying value by approximately 4%. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future. Such impairment charges could be material.

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

As of September 30, 2016, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2016	2017	Unit of Measure

Natural gas price swaps - long	24,000,000	4,800,000	19,200,000	MMBTU
Natural gas price swaps - short	12,000,000	2,400,000	9,600,000	MMBTU
Natural gas price swaps (basis spread) - long	12,885,000	2,577,000	10,308,000	MMBTU
Crude price swaps (basis spread) - long	5,494,000	2,944,000	2,550,000	Barrels
NYMEX futures (WTI) - short	1,950,000	1,265,000	685,000	Barrels
Forward gasoline and diesel contracts - long	705,000	695,000	10,000	Barrels
Physical crude contracts -short	150,000	150,000	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at September 30,
Commodity-based Derivative Contracts	2016	2015
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$1,064	$12,233

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of September 30, 2016, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of September 30, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

Table of Content

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2016 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$250,000	$271,875	$9,374
HEP Senior Notes	$700,000	$720,250	$19,625

For the variable rate HollyFrontier Term Loan and HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2016, outstanding borrowings under the HEP Credit Agreement were $380.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $150.0 million of outstanding principal to a weighted average fixed rate of 2.99%. For the remaining unhedged HEP Credit Agreement borrowings of $230.0 million and the HollyFrontier Term Loan, a hypothetical 10% change in applicable interest rates would not materially affect cash flows.

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

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

Reconciliations of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA excluding “non-cash” lower of cost or market inventory valuation adjustments and goodwill and asset impairment charges (“Adjusted EBITDA”) to amounts reported under generally accepted accounting principles in financial statements.

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income (loss) attributable to HollyFrontier stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus or minus (i) lower of cost or market inventory valuation adjustment and (ii) goodwill and asset impairment charges. EBITDA and Adjusted EBITDA are not calculations provided for under GAAP; however, the amounts included in these calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. They are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for financial covenants.

Table of Content

Set forth below is our calculation of EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$74,497	$196,322	$(313,618)	$784,022
Add income tax expense	22,196	110,066	6,459	446,784
Add interest expense (1)	19,550	11,102	54,606	33,183
Subtract interest income	(778)	(673)	(1,380)	(2,403)
Add depreciation and amortization	91,130	87,764	269,433	255,579
EBITDA	$206,595	$404,581	$15,500	$1,517,165
Add (subtract) lower of cost or market inventory valuation adjustment	312	225,451	(194,282)	83,425
Add goodwill and asset impairment	—	—	654,084	—
Adjusted EBITDA	$206,907	$630,032	$475,302	$1,600,590

(1) Includes loss on early extinguishment of debt of $8.7 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Table of Content

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$61.38	$73.57	$56.43	$74.61
Times sales of produced refined products (BPD)	437,700	456,060	427,430	444,220
Times number of days in period	92	92	274	273
Produced refined product sales	$2,471,674	$3,086,815	$6,608,846	$9,048,108

Total produced refined products sales	$2,471,674	$3,086,815	$6,608,846	$9,048,108
Add refined product sales from purchased products and rounding (1)	207,698	350,633	500,509	777,024
Total refined product sales	2,679,372	3,437,448	7,109,355	9,825,132
Add direct sales of excess crude oil (2)	103,145	67,750	294,845	260,678
Add other refining segment revenue (3)	49,678	65,994	126,604	161,155
Total refining segment revenue	2,832,195	3,571,192	7,530,804	10,246,965
Add HEP segment sales and other revenues	92,611	88,389	289,517	261,624
Add corporate and other revenues	11	104	168	473
Subtract consolidations and eliminations	(77,547)	(73,862)	(239,857)	(214,701)
Sales and other revenues	$2,847,270	$3,585,823	$7,580,632	$10,294,361

Reconciliation of average cost of products per produced barrel sold to total cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$51.55	$53.72	$47.64	$56.58
Times sales of produced refined products (BPD)	437,700	456,060	427,430	444,220
Times number of days in period	92	92	274	273
Cost of products for produced products sold	$2,075,836	$2,253,958	$5,579,398	$6,861,573

Total cost of products for produced products sold	$2,075,836	$2,253,958	$5,579,398	$6,861,573
Add refined product costs from purchased products and rounding(1)	211,309	370,638	508,127	807,260
Total cost of refined products sold	2,287,145	2,624,596	6,087,525	7,668,833
Add crude oil cost of direct sales of excess crude oil (2)	104,187	65,338	297,494	254,529
Add other refining segment cost of products sold (4)	22,922	36,823	54,222	81,265
Total refining segment cost of products sold	2,414,254	2,726,757	6,439,241	8,004,627
Subtract consolidations and eliminations	(72,417)	(72,898)	(224,086)	(211,920)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$2,341,837	$2,653,859	$6,215,155	$7,792,707

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.49	$5.46	$5.59	$5.48
Times sales of produced refined products (BPD)	437,700	456,060	427,430	444,220
Times number of days in period	92	92	274	273
Refinery operating expenses for produced products sold	$221,074	$229,088	$654,677	$664,571

Total refinery operating expenses for produced products sold	$221,074	$229,088	$654,677	$664,571
Add other refining segment operating expenses and rounding (5)	10,152	10,110	32,951	30,632
Total refining segment operating expenses	231,226	239,198	687,628	695,203
Add HEP segment operating expenses	27,952	25,095	82,030	78,350
Add corporate and other costs	1,390	1,251	3,797	2,039
Subtract consolidations and eliminations	(4,336)	(146)	(13,304)	(433)
Operating expenses (exclusive of depreciation and amortization)	$256,232	$265,398	$760,151	$775,159

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$4.34	$14.39	$3.20	$12.55
Add average refinery operating expenses per produced barrel	5.49	5.46	5.59	5.48
Refinery gross margin per barrel	9.83	19.85	8.79	18.03
Add average cost of products per produced barrel sold	51.55	53.72	47.64	56.58
Average sales price per produced barrel sold	$61.38	$73.57	$56.43	$74.61
Times sales of produced refined products (BPD)	437,700	456,060	427,430	444,220
Times number of days in period	92	92	274	273
Produced refined products sales	$2,471,674	$3,086,815	$6,608,846	$9,048,108

Total produced refined products sales	$2,471,674	$3,086,815	$6,608,846	$9,048,108
Add refined product sales from purchased products and rounding (1)	207,698	350,633	500,509	777,024
Total refined product sales	2,679,372	3,437,448	7,109,355	9,825,132
Add direct sales of excess crude oil (2)	103,145	67,750	294,845	260,678
Add other refining segment revenue (3)	49,678	65,994	126,604	161,155
Total refining segment revenue	2,832,195	3,571,192	7,530,804	10,246,965
Add HEP segment sales and other revenues	92,611	88,389	289,517	261,624
Add corporate and other revenues	11	104	168	473
Subtract consolidations and eliminations	(77,547)	(73,862)	(239,857)	(214,701)
Sales and other revenues	$2,847,270	$3,585,823	$7,580,632	$10,294,361

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

Except for the additional risk factor information below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. You should carefully consider the risk factors discussed below and in our 2015 Form 10-K and June 30, 2016 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Table of Content

Our pending PCLI acquisition may not be consummated. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our stock price and our future business and financial results.

The PCLI acquisition is subject to closing conditions and regulatory approvals. If these conditions are not satisfied or waived, the acquisition will not be consummated. If the closing of the acquisition is substantially delayed or does not occur at all, or if the terms of the acquisition are required to be modified substantially due to regulatory concerns, we may not realize the anticipated benefits of the acquisition fully or at all. Certain of the conditions remaining to be satisfied include the absence of a law or order prohibiting the transactions contemplated by the share purchase agreement, approval under the Investment Canada Act, and the expiration of any waiting periods under the Competition Act (Canada) and Hart-Scott Rodino Act, as amended, with respect to the acquisition. We will also incur substantial transaction costs whether or not the acquisition is completed. Any failure to complete the acquisition could have a material adverse effect on our stock price and our future business and financial results.

The anticipated benefits of our pending PCLI acquisition may not be realized fully or at all or may take longer to realize than expected.

The PCLI acquisition involves the operation of businesses in other countries. The acquisition will require management to devote significant attention and resources to integrating the PCLI business with our business. Delays in this process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

Table of Content

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the third quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2016	—	$—	—	$178,811,213
August 2016	—	$—	—	$178,811,213
September 2016	—	$—	—	$178,811,213
Total for July to September 2016	—		—

Item 6.	Exhibits

The Exhibit Index on page 61 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: November 3, 2016	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2016	/s/ J. W. Gann, Jr.
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

10.1
Second Amended and Restated Master Throughput Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-03876).

10.2
Fifteenth Amended and Restated Omnibus Agreement, dated August 8, 2016, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-03876).

10.3
Second Amended and Restated Services and Secondment Agreement, dated as of August 8, 2016, by and among Holly Logistic Services, L.L.C., Holly Energy Partners-Operating L.P., El Dorado Operating LLC, Cheyenne Logistics LLC, El Dorado Logistics LLC, HEP Tulsa LLC, HollyFrontier Payroll Services, Inc., HollyFrontier Cheyenne Refining LLC, HollyFrontier El Dorado Refining LLC and HollyFrontier Tulsa Refining LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-03876).

10.4
Second Amended and Restated Master Lease and Access Agreement, dated as of August 8, 2016, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Cheyenne Refining LLC, HollyFrontier Tulsa Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Navajo Refining LLC, El Dorado Operating LLC, El Dorado Logistics LLC, Cheyenne Logistics LLC, HEP Tulsa LLC, HEP Woods Cross, L.L.C. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-03876).

10.5
Pipeline Deficiency Agreement, dated as of August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-03876).

10.6
LLC Interest Purchase Agreement, dated as of October 3, 2016, by and between HollyFrontier Corporation, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-03876).

10.7
Amended and Restated Master Tolling Agreement (Operating Assets), dated as of October 3, 2016, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners-Operating L.P., HollyFrontier Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-03876).

10.8
Sixteenth Amended and Restated Omnibus Agreement, dated as of October 3, 2016, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-03876).

10.9
Third Amended and Restated Services and Secondment Agreement, dated as of October 3, 2016, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-03876).

10.10
Third Amended and Restated Master Lease and Access Agreement, dated as of October 3, 2016, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.5  to Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-03876).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Content

Exhibit Number	Description
101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.